Form 10-Q
period 1996-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 1996-06-14
CIK 913142

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1996
                          Commission File No. 0-22724



                     CABLE DESIGN TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                   36-3601505
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


                                 Foster Plaza 7
                               661 Andersen Drive
                             Pittsburgh, PA  15220
                    (Address of principal executive offices)


                                 (412) 937-2300
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X          No
                             ----------         -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding at 5-1-96
                     -----                      ---------------------
          Common Stock, $.01 Par Value                17,801,014

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------
                                                                                   Page
                                                                                   ----
PART I        FINANCIAL INFORMATION                                                  3

ITEM 1        Financial Statements

              Review Report of Independent Public Accountants for
              the Three Months and Nine Months Ended April 30, 1996                  4

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Statements of
              Income - Unaudited for the Three Months and Nine Months Ended
              April 30, 1996 and 1995                                                5

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Balance Sheets
              as of April 30, 1996 (Unaudited), and July 31, 1995                    6

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Statements of
              Cash Flows - Unaudited for the Nine Months
              Ended April 30, 1996 and 1995                                          7

              Cable Design Technologies Corporation and
              Subsidiaries - Notes to Condensed Consolidated
              Financial Statements (Unaudited)                                       8

ITEM 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   10

PART II       OTHER INFORMATION

ITEM 1        Legal Proceedings                                                     13

ITEM 2        Changes in Securities                                                 13

ITEM 3        Defaults upon Senior Securities                                       13

ITEM 4        Submission of Matters to a Vote of Security Holders                   13

ITEM 5        Other Information                                                     13

ITEM 6        Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                          15

                         PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


In the opinion of the registrant's management, the unaudited consolidated financial statements included in this filing on Form 10-Q reflect all adjustments which are considered necessary for a fair presentation of financial information for the period presented.



REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited consolidated financial statements for the three month and nine month period ended April 30, 1996, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Board of Directors and Shareholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1996, and the related condensed consolidated statements of income for the three and nine-month periods ended April 30, 1996 and 1995, and the statements of cash flows for the nine month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1995, and, in our report dated September 15, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Pittsburgh, Pennsylvania,                          Arthur Andersen LLP
May 20, 1996

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

                                                Three Months Ended               Nine Months Ended
                                                     April 30,                       April 30,
                                             -------------------------      ---------------------------
                                                 1996         1995              1996         1995
                                             -----------   -----------      -----------     -----------
Net sales                                    $   112,222   $    47,935      $   244,519     $   137,239

Cost of sales                                     77,278        32,329          166,898          92,698
                                             -----------   -----------      -----------     -----------
    Gross Profit                                  34,944        15,606           77,621          44,541

Selling, general & administrative                 21,636         8,111           43,213          23,999

Non-recurring charges                             16,730          ----           16,730            ----
                                             -----------   -----------      -----------     -----------
   Income (loss) from operations                  (3,422)        7,495           17,678          20,542

Interest expense, net                              1,682         1,309            4,309           3,818

Other (income) expense                                (3)            3               (5)            (42)
                                             -----------   -----------      -----------     -----------
    Income (loss) before income taxes and
     extraordinary items                          (5,101)        6,183           13,374          16,766

Income tax provision (credit)                     (1,744)        2,473            5,645           6,706
                                             -----------   -----------      -----------     -----------
Income (loss) before extraordinary item           (3,357)        3,710            7,729          10,060

Extraordinary item (net of tax):
  Loss on early extinguishment
    of debt                                         (596)         ----             (596)           ----
                                             -----------   -----------      -----------     -----------

Net income (loss)                            $    (3,953)  $     3,710      $     7,133     $    10,060
                                             ===========   ===========      ===========     ===========

Per share data:
 weighted average number of
 common shares and equivalents                16,819,139    17,078,325       18,028,234      17,059,040

Income (loss) per common share
 before extraordinary items                       ($0.20)        $0.22      $      0.43           $0.59

Extraordinary item                                 (0.04)         ----            (0.03)           ----
                                             -----------   -----------      -----------     -----------
Net income per common share                       ($0.24)        $0.22      $      0.40           $0.59
                                             ===========   ===========      ===========     ===========

        The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

                                                                                                        As of            As of
                                                                                                      April 30,         July 31,
                                                                                                        1996              1995
                                                                                                    ------------      ------------
ASSETS                                                                                               (Unaudited)
- ------
Current Assets:
  Cash and cash equivalents                                                                             $ 18,081          $  2,210
   Accounts receivable, net of allowance for uncollectible amounts of
    $1,889 and $1,553, respectively                                                                       96,845            32,925
   Inventories                                                                                            87,603            35,377
   Other current assets                                                                                    2,771             1,859
                                                                                                    ------------      ------------
Total current assets                                                                                     205,300            72,371

Net property, plant and equipment                                                                         81,095            30,147

Other assets                                                                                              18,763            14,488
                                                                                                    ------------      ------------
Total assets                                                                                            $305,158          $117,006
                                                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Liabilities:
  Current liabilities                                                                                   $ 80,725          $ 30,870
  Long-term debt                                                                                          63,580            52,696
  Other noncurrent liabilites                                                                              5,802             1,575
                                                                                                    ------------      ------------
     Total liabilities                                                                                   150,107            85,141
                                                                                                    ------------      ------------


 Stockholder's Equity:
   Preferred stock, par value $.01 per share -
      Authorized, 1,000,000 shares, no shares issued                                                        ----              ----
   Common Stock, par value $.01 per share-
      Authorized, 25,000,000 shares
      Issued and outstanding, 17,830,768 and shares 14,615,855 respectively                                  178               146
   Paid in capital                                                                                       151,935            35,925
   Deferred Compensation                                                                                    (251)             (330)


Retained Earnings:
    Retained earnings                                                                                     55,981            48,848
    Recapitalization distribution on July 14, 1988                                                       (52,656)          (52,656)
                                                                                                    ------------      ------------
Retained earnings (accumulated deficit)                                                                    3,325            (3,808)

Currency translation adjustment                                                                             (136)              (68)
                                                                                                    ------------      ------------

   Total stockholders' equity                                                                            155,051            31,865
                                                                                                    ------------      ------------

Total liabilities and stockholders' equity                                                              $305,158          $117,006
                                                                                                    ============      ============

       The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                             (Dollars in thousands)
                             ----------------------

                                                             Nine months ended
                                                                 April 30,
                                                            -------------------
                                                              1996        1995
                                                           ---------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   4,969    $ 7,703
                                                           ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (10,748)    (4,300)
  Acquisition of businesses, including transaction costs     (99,752)      ----
  Changes in other assets                                       (212)       (27)
                                                           ---------   --------
          Net cash used by investing activities             (110,712)    (4,327)
                                                           ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in restricted cash                                   ----      1,485
  Funds provided by long-term debt                            80,399      3,652
  Funds used to reduce long-term debt                        (87,890)    (5,582)
  Net proceeds from issuance of common stock                 115,840         88
  Net change in revolving note borrowings                     15,326     (4,744)
  Payments for deferred financing fees                        (2,051)      ----
                                                           ---------   --------
    Net cash provided (used) by financing activities         121,624     (5,101)

EFFECT OF CURRENCY TRANSLATION ON CASH                           (10)        20
                                                           ---------   --------
Net increase (decrease) in cash                               15,871     (1,705)

CASH and cash equivalents, beginning of period                 2,210      2,242
                                                           ---------   --------
CASH and cash equivalents, end of period                   $  18,081    $   537
                                                           =========   ========



        The accompanying notes are an integral part of these statements

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------


1.   BASIS OF PRESENTATION:
     ---------------------

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent form 10K which was filed for the fiscal year ended July 31, 1995.

2.   DEBT/CREDIT FACILITY:
     --------------------

On September 18, 1995, the Company entered into a U.K. credit agreement (the "Foreign Credit Agreement") to support the financing needs of its new and existing subsidiaries located in the United Kingdom and Sweden. The Foreign Credit Agreement is comprised of a sterling overdraft, multi currency short-term cash advances, a multi currency letter of credit and a multi currency bank guarantee demand facility in an aggregate amount of approximately $12.0 million. Terms of the facility permit borrowings based on a percentage of certain accounts receivable and inventory at applicable margins above the London Inter-Bank Offering Rate ("LIBOR") interest rate as determined in accordance with the terms of the Revolving Credit Facility dated May 13, 1994, among the Company and its lenders.

On February 2, 1996, the Company entered into a new credit agreement (the "New Credit Agreement"). The New Credit Agreement permits borrowings at applicable margins above prime and LIBOR and is comprised of a $65.0 million term loan, a $50.0 million revolver (the "U.S. Revolver"), a CDN $60.0 million Canadian term loan, and a CDN $53.3 million Canadian revolver (the "Canadian Revolver"). The New Credit Agreement includes a provision whereby the applicable margins over prime or LIBOR are based on the attainment of certain performance factors. A commitment fee of .375% to .50% will be accrued on the unused portion of the U.S. Revolver and Canadian Revolver. Proceeds from the New Credit Agreement were utilized to retire the debt outstanding under the previous credit agreement and to purchase the net assets of Northern Telecom Limited's structured wiring and copper wire and cable business ("Nordx/CDT").

3.   EQUITY TRANSACTIONS:
     -------------------

On February 28, 1996, the Company effected a public offering of 5,700,000 shares (the "Offerings") of its common stock, of which 2,730,000 were sold by selling stockholders and 2,970,000 were sold by the Company. The net proceeds received by the Company from the Offerings were approximately $114.9 million based on the public offering price of $40.50 per share. Approximately $94.8 million of the net proceeds were used to repay certain indebtedness under the New Credit Agreement, a substantial portion of which was incurred to finance the acquisition of Nordx/CDT, and approximately $6.9 million of the net proceeds were used to make the payment in connection with the vesting of outstanding stock appreciation rights. The remaining net proceeds, to the extent not already utilized, will be used for general corporate purposes, including acquisitions.

4.   BUSINESS ACQUISITION:
     --------------------

On September 22, 1995, the Company purchased the operating assets of the Raydex Cable division of Volex Group p.l.c. of Manchester, England ("Raydex/CDT"). The acquisition was accounted for under the purchase method (APB16) with the assets acquired and liabilities assumed as follows:

                    Assets acquired           $15,149

                    Liabilities assumed        (4,950)

                    Notes and commitments      (7,199)
                                             -------
                    Net cash paid             $ 3,000


On February 2, 1996, the Company completed the acquistion of Nordx/CDT. The acquisition was accounted for under the purchase method (APB16) and, subject to certain final purchase adjustments, the assets acquired and liabilities assumed as follows:

               Assets acquired            $113,588

               Liabilities assumed         (27,451)
                                           --------

               Net cash paid               $86,137

The effect of pro forma adjustments related to the acquistion of Raydex/CDT and Nordx/CDT, assuming the transactions had occurred on August 1, 1994, would be as follows (These pro forma adjustments also include the effect of the Offerings. This transaction has been combined as it occurred concurrently with the acquisition of Nordx/CDT.):




                          Three Months Ended             Nine Months Ended
                               April 30,                      April 30,
                        ---------------------          ---------------------
                          1996         1995              1996         1995
                        ---------   ---------          ---------   ---------
Net Sales               $112,222      $95,299          $350,082     $298,530
                        =========   =========          =========   =========
Income Before
Extraordinary Items       (3,053)       3,350            10,530       13,835
                        =========   =========          =========   =========
Net Income                (3,649)       3,350             9,934       13,164
                        =========   =========          =========   =========
Net Income per
 Common Share           $  (0.21)     $  0.17          $   0.50     $   0.66
                        =========   =========          =========   =========

Excluding the effect of non-recurring and extraordinary charges, the pro forma net income and Net Income per Common Share was as follows:


Net Income                $7,476      $3,350            $21,059     $13,164
                        =========   =========          =========   =========

Net Income per
Common Share              $ 0.37      $ 0.17            $  1.04     $  0.66
                        =========   =========          =========   =========


The pro forma financial information presented above does not purport to present what the Company's results of operations would actually have been if the acquisition of Raydex/CDT and Nordx/CDT had occurred on August 1, 1994, or to project the Company's results of operations for any future period.


5.   SUBSEQUENT EVENTS:
     -----------------

On June 4, 1996, the Company completed the acquisition of CEKAN A/S, located in Arhus, Denmark. CEKAN designs and manufactures high performance telecommunications connectors, and approximately one half of its current annual sales of $5.0 million are to Nordx/CDT.

6.   WEIGHTED AVERAGE SHARES:
     -----------------------

The earnings per share calculation for the three months ended April 30, 1996 excludes common stock equivalents. The inclusion of common stock equivalents would be anti-dilutive.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto. Certain statements in this quarterly report on Form 10-Q are forward looking statements concerning the future operations of the Company. Such statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and there are many important factors that could cause the actual results to differ materially from those in the forward-looking statements.


RESULTS OF OPERATIONS

                 THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO
                       THREE MONTHS ENDED APRIL 30, 1995

Net Sales   Net sales for the three months ended April 30, 1996 ("third quarter
- ---------
1996") were $112.2 million compared to $47.9 million for the three months ended April 30, 1995 ("third quarter 1995"). Third quarter 1996 sales include the post-acquisition sales of Northern Telecom Limited's ("Nortel") structured wiring and communications cable businesses ("Nordx/CDT") which was acquired on February 2, 1996. Sales of network systems cable products increased $30.4
million over the third quarter 1995 primarily due to sales by Nordx/CDT.   Sales
of Nordx/CDT's IBDN network structured wiring products, including network cable and connectivity products, helped to mitigate the shortfall in shipments of Teflon/(R)/ FEP plenum cable products experienced by the Company's domestic operating units. During the third quarter 1996, a marketplace imbalance caused by excessive inventories of Teflon/(R)/ FEP plenum cable products held by distributors and installers resulted in a shortfall in sales of these products. While management expects this marketplace imbalance to move toward more normal conditions during the fourth fiscal quarter 1996, the imbalance has resulted in reduced gross margins for this product group. Sales of communications cables by Nordx/CDT of $23.3 million represented approximately 36% of the third quarter 1996 increase in sales. Sales of automation, sound & safety cable products increased $5.9 million, or 50.9%, over the third quarter 1995. Sales attributable to the recently acquired Manhattan Electric Cable Company ("Manhattan/CDT") and the Raydex Cable Division of Volex Group p.l.c. of Manchester, England ("Raydex/CDT") operations accounted for approximately 85% of the increase in sales of automation, sound & safety products. Third quarter 1996 sales of other products, principally cable, increased $5.1 million primarily due to sales by Raydex/CDT. With the acquisition of Nordx/CDT, third quarter 1996 sales outside of the U.S. reached $56.2 million and comprised approximately 50% of total sales.

Gross Profit   Gross profit for the third quarter 1996 increased $19.3 million
- ------------
to $34.9 million compared to $15.6 million for the third quarter 1995.
Including the third quarter 1996 results of operations acquired in fiscal 1996, the gross profit for each product application area exceeded that of the third quarter 1995. The gross profit contributed by the recently acquired operations accounted for approximately 87% of the third quarter 1996 increase in gross profit. Network systems cable products, including Nordx/CDT's IBDN network structured wiring products, accounted for approximately 64% of the increase in third quarter 1996 gross profit. Automation, sound & safety cable products and Nordx/CDT's communications cable products accounted for approximately 8% and 22% of the increase in gross profit, respectively.

The gross margin for the third quarter 1996 was 31.1% compared to 32.6% for the third quarter 1995. Relative to the Company's overall gross margin for the third quarter 1995, the lower gross margins attributable to the recently acquired Manhattan/CDT, Raydex/CDT and Nordx/CDT's communication cable operations resulted in a reduced overall gross margin for the third quarter 1996.

Selling, General and Administrative Expense   Selling, general and
- -------------------------------------------
administrative expense ("SG&A") for the third quarter 1996 was $21.6 million compared to $8.1 million for the third quarter 1995. As a percent of sales, SG&A was 19.2% for the third quarter 1996 versus 16.9% for the third quarter 1995. SG&A as a percent of sales increased for the third quarter 1996 primarily as a result of the effect of the shortfall in sales of Teflon/(R)/ FEP plenum cables, given a higher level of expense compared to this period last year, and the addition of Nordx/CDT's SG&A which, relative to the Company's preacquisition operations, represent a higher percentage of sales. Two factors contributing to Nordx/CDT's higher SG&A percentage are the inclusion of costs incurred in connection with its dedicated product research and development programs, such as Dynatrax, and higher delivery expenses for its communications cable products.

Non-Recurring Charges   In-process research and development costs of $9.8
- ---------------------
million purchased in connection with the acquisition of Nordx/CDT were immediately charged to operations in accordance with generally accepted accounting practices. In addition, outstanding stock appreciation rights of $6.9 million vested upon the completion of the primary and secondary offerings of the Company's common stock in February, 1996 (the "Offerings")

Income from Operations   Excluding non-recurring charges, income from operations
- ----------------------
for the third quarter 1996 was $13.3 million compared to income from operations of $7.5 million for the third quarter 1995. Including non-recurring charges, operating loss was ($3.4) million for the third quarter 1996. The operating margin, derived by dividing operating income by net sales, was 11.9% (excluding non-recurring charges) for the third quarter 1996 compared to 15.6% for the third quarter 1995. The lower operating margin for the third quarter 1996 was primarily the result of the inclusion of Nordx/CDT which, relative to CDT's preacquisition operations, had a lower operating margin.

Net Income    Including non-recurring charges and a $0.6 million extraordinary
- ----------
charge resulting from the early extinguishment of debt in connection with the debt refinancing and the offerings related to the acquisition of Nordx/CDT, the Company recorded a loss of ($4.0) million, or ($0.24) per share for the third quarter 1996 compared to net income of $3.7 million, or $0.22 per share, for the third quarter 1995. Excluding non-recurring and extraordinary charges, net income was $7.2 million, or $0.37 per share.

                  NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO
                        NINE MONTHS ENDED APRIL 30, 1995

Net Sales   Net sales for the nine months ended April 30, 1996 ("first nine
- ---------
months 1996") were $244.5 million compared to $137.2 million for the nine months ended April 30, 1995 ("first nine months 1995"). Sales for the first nine months 1996 include the post-acquisition sales of Nordx/CDT which was acquired on February 2, 1996. Sales of network systems cable products increased $56.7 million over the first nine months 1995 principally due to an increase in the demand for Cat.5 Teflon/(R)/ FEP plenum cable products in the first half of this year and the inclusion of Nordx/CDT's IBDN network structured wiring products sales for the third quarter 1996. Sales of automation, sound & safety cable products increased $17.4 million, or 52.7%, over the first nine months 1996. Sales attributable to the recently acquired Manhattan/CDT and Raydex/CDT operations accounted for approximately 79% of the increase in the sales of automation, sound & safety products. Sales of communications cables by Nordx/CDT of $23.3 million represented approximately 22% of the increase in sales for the first nine months 1996. Sales of computer interconnect cable products for the first nine months 1996 decreased $3.3 million, or 18.3%, compared to the first nine months 1995 primarily as a result of lower sales of mainframe cable products principally due to reduced sales of zero halogen cable products. With the acquisition of Raydex/CDT and Nordx/CDT, sales outside the U.S. accounted for approximately 37% of sales for the first nine months 1996 compared to approximately 17% the first nine months 1995.

Gross Profit   Gross profit for the first nine months 1996 was $77.6 million
- ------------
compared to $44.5 million for the first nine months 1995. The gross profit contributed by recently acquired operations accounted for approximately 59% of the increase in gross profit for the first nine months 1996. Network systems cable products, including third quarter 1996 sales of Nordx/CDT's IBDN network structured wiring products, accounted for approximately 71% of the increase over last year. Automation, sound & safety cable products and Nordx/CDT's communications cable products accounted for approximately 12% and 13% of the increase in gross profit, respectively.

The gross margin was 31.7% for the first nine months 1996 compared to 32.5% for the first nine months 1995. Relative to the Company's overall gross margin for the first nine months 1995, the lower gross margins attributable to the recently acquired Manhattan/CDT, Raydex/CDT, and Nordx/CDT's communication cable operations resulted in a reduced overall gross margin for the first nine months 1996.

Selling, General and Administrative Expense   SG&A for the first nine months
- -------------------------------------------
1996 was $43.2 million compared to $24.0 million for the first nine months 1995. As a percent of sales, SG&A was 17.7% for the first nine months 1996 compared to 17.5% for the first nine months 1995.

Non-recurring Charges   During the third quarter 1996, non-recurring charges of
- ---------------------
$16.7 million were incurred in connection with the acquisition of Nordx/CDT and the related Offerings.

Income from Operations   Excluding non-recurring charges, income from operations
- ----------------------
for the first nine months 1996 was $34.4 million compared to $20.5 million for the first nine months 1995. Including non-recurring charges, income from operations was $17.7 million for the first nine months 1996. The operating margin, derived by dividing operating income by net sales, was 14.1% (excluding non-recurring charges) for the first nine months 1996, compared to 15.0% for the first nine months 1995. The lower operating margin for the first nine months 1996 was primarily the result of the inclusion of the third quarter 1996 operating results of Nordx/CDT which, relative to the Company's preacquisition operations, had a lower operating margin.

Net Income    Including third quarter 1996 non-recurring charges and the
- ----------
extraordinary charge resulting from the early extinguishment of debt, net income was $7.1 million, or $0.40 per share for the first nine months 1996 compared to net income of $10.1 million, or $0.59 per share, for the first nine months 1995. Excluding non-recurring and extraordinary charges, net income for the first nine months 1996 was $18.3 million, or $1.01 per share.

Raw Material

Copper is the principal raw material component of many of the Company's cable products and the Company's use of copper in proportion to its sales has increased significantly since its acquisiton of Nordx/CDT's communications cable business. As a result of this acquisition, the Company now has more contracts with customers where the sale price of product is tied to the current market price of copper. Fluctuations in the price of copper, which have recently been significant, affect the value of the Company's inventory and may from time to time affect the Company's revenues and earnings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources   Based on the Company's current expectations
- -------------------------------
for its business, management believes that its cash flow from operations and the available portion of its revolving credit facilities and foreign credit facility will provide it with sufficient liquidity to meet the current liquidity needs of the Company.

On February 2, 1996, the Company entered into a new U.S. and Canadian credit agreement (the "New Credit Agreement"). The New Credit Agreement is comprised of a $65.0 million term loan, a $50.0 million revolver loan (the "U.S. Revolver"), a CDN$60.0 million Canadian term loan, and a CDN$53.3 million Canadian revolver loan (the "Canadian Revolver"). The New Credit Agreement specifies interest at varying margins over bank prime, London Inter-Bank Offering Rate, Eurodollar, or bankers acceptances interest rates based on certain financial ratios. The initial applicable margin of 1.75% was reduced to 1% after the completion of the Offerings. A commitment fee of 3/8% to 1/2% will be accrued on the unused portion of the U.S. Revolver and Canadian Revolver. The initial proceeds provided by the New Credit Agreement were used to retire the debt outstanding under the previous credit agreement and to purchase the net assets of Nordx/CDT.

As of February 2, 1996, the Company completed the acquisition of Nordx/CDT for approximately $86 million.

On February 28, 1996, the Company effected the Offerings. The net proceeds received by the Company from the Offerings were approximately $114.9 million based on a public offering price of $40.50 per share. Approximately $94.8 million of the net proceeds were used to repay certain existing indebtedness under the New Credit Agreement, a substantial portion of which was incurred to finance the acquisition of Nordx/CDT. On April 30, 1996, the Company had approximately $103.3 million of availability under the New Credit Agreement and $5.4 million of availability under the Foreign Credit Agreement.

Working Capital   During the first nine months 1996, operating working capital
- ---------------
increased $13.3 million, excluding increases resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the result of increases in accounts receivable and inventories which were partially offset by increases in accounts payable and other accrued liabilities. The change in operating working capital excludes changes in cash and current maturities of long-term debt.

Cash Flow   The Company generated $5.0 million of net cash from operating
- ---------
activities during the first nine months 1996. The net cash used by investing activities of $110.7 million included $99.8 million for the acquisition of businesses (principally Nordx/CDT and Raydex/CDT), and $10.7 million for capital projects during the first nine months of 1996 to increase the production capacity and efficiency of new and existing product lines, including: the purchase of new production and testing equipment for a new facility at Phalo/CDT to manufacture network cables that exceed Level 5 performance standards; the construction of a new sales, training and administration facility and the purchase of equipment for coaxial cable production at West Penn/CDT; the purchase of additional production equipment for the recently acquired Raydex/CDT and Nordx/CDT operations, and the expansion of NEK/CDT's (Sweden) production facility and capacity. Net cash provided by financing activities of $121.6 million included $115.8 million from the issuance of common stock and $5.8
(net) million from debt sources. The net increase in cash for the first nine months 1996 was $15.9 million.

Subsequent Event   On June 4, 1996, the Company completed the acquisition of
- ----------------
CEKAN A/S, located in Arhus, Denmark. CEKAN designs and manufactures high performance telecommunications connectors, and approximately one half of its current sales of $5.0 million are to Nordx/CDT.

                                 PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               (i) Asset Purchase Agreement, dated as of December 19, 1995 by and among Cable Design Technologies (CDT) Canada Inc., Cable Design Technologies Corporation and Northern Telecom Limited. Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-3, Registration No. 333-00554, as filed with the SEC on January 23, 1996 and amended by Amendment No. 1, as filed February 6, 1996 and by Post-Effective Amendment No. 1 as filed February 28, 1996.

               (ii) Credit Agreement dated February 2, 1996 among the Company,
                    The First National Bank of Boston, Banque Paribas, Chicago Branch, Bank of America Illinois, Bank of America Canada and other lenders party thereto. Incorporated by reference to
                    Exhibit 10.16 to the Company's Report on Form 8-K, as filed on February 20, 1996.

               (iii)Employment Agreement dated February 2, 1996 among CDT,
                    Nordx/CDT and Normand Bourque. Incorporated by reference to
                    Exhibit 10.17 to the Company's Report on Form 8-K, as filed on February 20, 1996.

          (b)  Reports on Form 8-K:

               (i) The Company filed a Form 8-K related to the acquisition of NORDX/CDT on February 20, 1996 and included the following financial statements:

                    Audited
                    -------

                    (a) Statement of Net Assets Sold as of December 31, 1993 and
                        1994.

                    (b) Statement of Revenues and Direct Costs and Expenses for
                        the Years Ended December 31, 1992, 1993 and 1994.

                    Unaudited
                    ---------

                    (a) Statements of Revenues and Direct Costs and Expenses for
                        the nine months ended September 30, 1994 and 1995.

                    (b) Statements of Net Assets Sold at September 30, 1995.

                    (c) Statements of Cash Flows for the nine months ended
                        September 30, 1994 and 1995.

                    Pro Forma
                    ---------

                    (a) Pro forma Condensed Consolidated Balance Sheet as of
                        October 31, 1995.

                    (b) Pro forma Condensed Consolidated Income Statement for
                        the year ended July 31, 1995.

                    (c) Pro forma Condensed Consolidated Income Statement for
                        the three months ended October 31, 1994.

                    (d) Pro forma Condensed Consolidated Income Statement for
                        the three months ended October 31, 1995.

                                   SIGNATURES
                                   ----------



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CABLE DESIGN TECHNOLOGIES CORPORATION


June 14, 1996              /s/ Kenneth O. Hale
                           -------------------------------
                           Kenneth O. Hale
                           Vice President, Chief Financial Officer and Secretary

                              ARTHUR ANDERSEN LLP




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Cable Design Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1996, and the related condensed consolidated statements of income for the three and nine-month periods ended April 30, 1996 and 1995, and the statements of cash flows for the nine-month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1995, and, in our report dated September 15, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                               /s/ Arthur Andersen LLP

                                               ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
   May 20, 1996