Form 10-K
period 1996-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1996-10-29
CIK 913142

                      SECURITIES AND  EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended July  31, 1996
                                      or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ________ to _________

                          Commission File No. 0-22724
                     CABLE DESIGN TECHNOLOGIES CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


      Delaware                                           36-3601505
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

                                Foster Plaza 7
                              661 Andersen Drive
                             Pittsburgh, PA  15220
             (Address of Principal Executive Offices and Zip Code)

                                (412) 937-2300
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
    Title of Each Class                                      on Which Registered
    -------------------                                      -------------------
Common Stock, $.01 par value          National Association of Securities Dealers
                             Automated Quotation System (National Market System)
                                                                ("NASDAQ / NMS")

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

________________________________________________________________________________


Exhibit Index on Page    16
                       ------

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at September 30, 1996, is $516,772,935.

The number of shares outstanding of the registrant's Common Stock at September 30, 1996, is 18,188,210.



                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Shareholders to be held on December 12, 1996, (the "Proxy Statement") are incorporated by reference into Part III.

Portions of the 1996 Cable Design Technologies Corporation Annual Report to Shareholders (the "1996 Annual Report") are incorporated by reference into Parts I, II and IV.

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                               Table of Contents

                           PART I                                             Page

Item 1.      Business........................................................  2

Item 2.      Properties......................................................  6

Item 3.      Legal Proceedings...............................................  6

Item 4.      Submission of Matters to a Vote of Security Holders.............  6

Item 4.1.    Executive Officers of the Registrant............................  7

                                    PART II

Item 5.      Market for the Registrant's Common Stock
             and Related Stockholder Matters.................................  8

Item 6.      Selected Financial Data.........................................  8

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................  8

Item 8.      Financial Statements and Supplementary Data.....................  8

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..........................  8

                                    PART III

Item 10.     Directors and Executive Officers of
             the Registrant..................................................  8

Item 11.     Executive Compensation..........................................  9

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management...........................................  9

Item 13.     Certain Relationships and Related Transactions..................  9

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.........................................  9

             Signatures...................................................... 14

PART I.


ITEM 1.   BUSINESS

(a). General Description of Business

     Cable Design Technologies Corporation (the "Company", the "Registrant" or "CDT") was incorporated on May 18, 1988 under the laws of the State of Delaware with its principal office located at 661 Andersen Drive, Pittsburgh, Pennsylvania 15220 (Telephone: 412-937-2300).

     CDT is a designer and manufacturer of technologically advanced electronic data transmission cables and connectors made of copper, fiber optics and copper/fiber optic composites for network structured wiring systems; automation, sound & safety; computer interconnect, and communications applications.

     The Company, as it exists today, was incorporated on May 18, 1988, but was conceived in 1985 by its current President and Chief Executive Officer, Paul Olson, together with other members of current management, shortly after acquiring the West Penn Wire Corporation ("West Penn/CDT"). In 1988, the Company underwent a recapitalization pursuant to which GTC Fund II purchased a controlling interest in the Company. On July 14, 1988, the Company acquired all of the outstanding capital stock of Cable Design Technologies Inc. (formerly Intercole Inc.).

     In March 1986, the Company acquired Mohawk Wire & Cable Corporation ("Mohawk/CDT") , a cable manufacturer with established relationships with companies involved in the early stages of computer cable network development.
In December 1988, the Company purchased Montrose Products Company ("Montrose/CDT"), a specialty electronic cable company with established relationships with IBM and other major purchasers of computer interconnect products. In August 1990, the Company formed CDT International Inc. ("CDT International") to respond to increasing demand for data transmission cable products in international markets. In May 1991, the Company expanded its international presence by purchasing Anglo-American Cable Ltd. ("Anglo/CDT"), a European cable distributor. In March 1993, the Company established Phalo/CDT to further increase its production capabilities and broaden its product line. In May 1994, the Company acquired all the outstanding stock of Nya NEK Kabel AB ("NEK/CDT"), located near Gothenburg, Sweden, to enter the sophisticated broadcast, Cable Television (CATV) and antenna cable markets and to expand network systems cable manufacturing capacity into Europe. In June 1995, the Company purchased all of the operating assets of Manhattan Electric Cable Corporation ("Manhattan/CDT") based in Rye, New York to enhance sales of specialty electronic cables for industrial automation and robotic applications.

     Subsequently, in August 1995, the Company purchased Cole-Flex Corporation of West Babylon, New York to combine its sleeving and tubing capabilities with Manhattan/CDT. In September 1995, the Company purchased the operating assets of the Raydex Division of Volex Group, p.l.c. ("Raydex/CDT") (United Kingdom) to provide additional international manufacturing capabilities of specialty and high performance electronic cables for computer network systems, telecommunications, aerospace, CATV, and industrial applications. Effective February 2, 1996, the Company acquired the assets of Northern Telecom Limited's ("Nortel") communications cables and IBDN network structured wiring products businesses ("NORDX/CDT") (Canada). On June 4, 1996, the Company acquired the stock of Cekan A/S ("Cekan/CDT") (Denmark), a manufacturer of high performance, telecommunications connectors, and on June 24, 1996, the Company acquired, in exchange for shares of its common stock, X-Mark Industries ("X-Mark/CDT") (Washington, PA), a manufacturer of specialized metal enclosures for network systems.

(b). Products

     The markets served by the Company principally involve products for computer local area networks (LANS) and wide area networks (WANS), structured wiring products, computer interconnect, automation, sound & safety applications and communications cable applications.

     Network Structured Wiring  - This product group encompasses the cables,
     -------------------------
connectors, racks, panels, outlets and interconnecting hardware to complete the end-to-end network system requirements of LANS and WANS. Additional capital expenditures and new acquisitions have greatly increased the Company's capacity in this product area. Sales of network structured wiring products were $73.2 million in fiscal 1994, $102.4 million in fiscal 1995 and $186.2 million in fiscal 1996. Sales of these products represented approximately 50%, 54% and 52% of the Company's total sales for the fiscal years ending July 31, 1994, 1995 and 1996, respectively.

     Automation, Sound & Safety  -  Automation, sound & safety encompasses three
     --------------------------
distinct applications for data and signal transmission cables. Automation applications include climate control and sophisticated security and signal systems involving motion detection, electronic card and video surveillance technologies. Sound includes voice activation, evacuation and other similar systems and safety cable refers to certain attributes of data transmission cable that improve the safety and performance of such cable under hazardous conditions, particularly in buildings for advanced fire alarm and safety systems.

     The Company's sales in this market were $39.7, $47.2 and $68.7 million in fiscal 1994, 1995 and 1996, respectively. Sales of these products represented 27%, 25% and 19% of the Company's total sales in fiscal 1994, 1995 and 1996, respectively.

     Computer Interconnect  -  Computer interconnect refers to a family of data
     ---------------------
transmission cables used to internally connect components of computers, telecommunication switching and related electronic equipment, and to externally connect large and small computers to a variety of peripheral devices. Sales of these products were $18.5, $22.9 and $18.8 million for fiscal 1994, 1995 and 1996, respectively. Sales of these products represented approximately 13%, 12% and 5% of the Company's total sales for the years ending July 31, 1994, 1995 and 1996, respectively.

     Communications - Through the acquisition of NORDX/CDT, the Company entered
     --------------
the market for outside communications, switchboard and equipment cable. This product group is primarily manufactured by its Kingston, Ontario facility, which is the largest communications cable operation in Canada. Sales of this product group were $49.4 million for the six month post-acquisition period in fiscal 1996 and represented approximately 14% of the Company's total sales.

     Other  -  The Company also manufactures products for a variety of other
     -----
electronic wire and cable applications and markets, including broadcast, CATV, microwave antenna, medical electronics, electronic testing equipment, automotive electronics, robotics, electronically controlled factory equipment, copiers, home entertainment and appliances.

     A business unrelated to the Company's core business manufactures precision molds used by major tire manufacturers.

(c). Raw Materials

     The principal raw materials used by CDT are copper and insulating compounds. Raw materials are purchased on a consolidated basis whenever possible to reduce costs and improve supplier service levels. Copper is purchased from several domestic suppliers. Price terms are generally producers' prices at time of shipment. The Company generally does not engage in hedging transactions for the purchase of copper. Currently, world stocks of and capacity for copper are adequate to meet the Company's requirements. CDT purchases insulating compounds from many suppliers. The inability of one of such suppliers to supply such insulating material could have an adverse effect on CDT's business until a replacement supplier is found or substitute materials are approved for use. Other raw materials used by CDT include, Teflon(R), Lexan(R) reels, tapes, optical fiber, textiles, chemicals and other insulating materials. Currently, supplies of these other raw materials are adequate to meet the Company's needs and are expected to remain so for the foreseeable future.


(d). Customers

     The Company sells its products directly to original equipment manufacturers
(OEMs), regional Bell operating companies and established distributors. The Company supports over 9,000 customers, with no single customer representing more than 10% of its sales.


(e). Competition

     The specialty electronic data transmission cable market is highly competitive. Although some of the Company's competitors are substantially larger and have greater resources than the Company, management believes that it competes successfully in its markets due to its experienced management team, large sales force, established reputation, large number of customer approved specifications and emphasis on quality.

     The principal competitive factors in all product markets are availability, customer support, distribution strength, price and product features. The relative importance of each of these factors varies depending on the specific product category. As products mature, competitive forces often tend to make the products more of a commodity and subject to greater price competition.

     In the market for computer network structured wiring products, the Company competes with a large number of competitors, several of which are significantly larger than the Company. The Company competes in the network structured wiring market by adapting to shifting customer demand for new products, and in the case of NORDX/CDT, by offering complete, certified network structured wiring systems. Product price and engineering capabilities are principal factors which affect competition in the computer interconnect market. In the automation, sound & safety market, the Company competes against a relatively large number of companies, most of which are smaller in size than the Company. Product prices, company reputation and product integrity are principal factors which affect competition in the automation, sound & safety market. In the markets for communications, switchboard and equipment cable, price, reputation, production quality and availability are principal competitive factors.


(f). Inventory and Backlog

     As of July 31, 1996, working capital was $135.8 million compared to $41.5 million at July 31, 1995. Backlog was $45.6 million at July 31, 1996, compared to $63.8 million at July 31, 1995.

     The $18.2 million decrease in backlog during the fiscal year ended July 31, 1996, was primarily the result of the disruption in the Category 5 Teflon(R) plenum network cable market early in the third quarter of fiscal 1996 due to a build-up of distributor inventories of these products and a greater availability of Teflon(R) raw material. As a result of this disruption, order input for Category 5 Teflon(R) plenum network cables was reduced and the outstanding protective orders which had been placed by distributors for these products were canceled. Increases in the backlog for other products and the addition of the backlog for acquired business partially offset this decrease. The Company believes that substantially all of the backlog is shippable within the next twelve months. Generally, customers may cancel orders for standard cable products without penalty upon thirty days notice.


(g). Environment

     The Company is subject to numerous United States and Canadian federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the United States Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Regulations of particular significance to the Company include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and release of hazardous chemicals. Although the Company believes it is in substantial compliance with such laws and regulation, the Company may from time to time not be in full compliance and may be subject to fines or other penalties for noncompliance.

     The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as promulgation of implementing regulations for the 1990 amendments to the Clean Air Act and other increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.


(h). Employees

     As of July 31, 1996, the Company had approximately 2,178 full time employees, of which approximately 796 were represented by labor unions. The Company has not experienced any work stoppages at its plants and believes its current relations with its employees are good, however, there can be no assurance that conflicts will not arise with such unions or other employee groups or that such conflicts would not have a material adverse effect on the Company's business.


(i). Foreign Operations

     See Footnote #14 as presented in the Company's Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

     The Company uses various owned or leased properties as manufacturing facilities, warehouses and sales office facilities. The Company believes that current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements and the expenditures for the facilities described in the next paragraph will provide adequate production capacity to meet expected demand for its products.

     Listed below are the principal manufacturing and sales facilities operated by the Company. In addition, the Company also leases approximately 65,000 square feet of other warehouse and sales facilities.

                                                                          Owned or  Approx.
Location                                           Use                    Leased    Sq. Feet
--------------------------------------------------------------------------------------------
Auburn, MA                       Manufacturing, Sales and Administration  Owned      146,000
Gjern, Denmark                   Manufacturing, Sales and Administration  Owned       13,000
Gothenburg, Sweden               Manufacturing, Sales and Administration  Owned       58,000
Houston, TX                      Warehousing                              Leased      21,700
Kingston, Canada                 Manufacturing                            Owned      525,000
Leominster, MA                   Manufacturing, Sales and Administration  Leased     162,000
Littleborough, United Kingdom    Manufacturing                            Leased      35,000
Manchester, CT                   Warehousing                              Leased      70,000
Manchester, CT                   Manufacturing                            Leased      55,000
Manchester, CT                   Manufacturing                            Leased      40,000
Manchester, CT                   Warehousing                              Leased      80,000
Montreal, Canada                 Manufacturing                            Leased     416,000
Montreal, Canada                 Administration and Sales                 Leased      35,000
Saybrook, CA                     Warehousing                              Leased      28,000
Skelmersdale, United Kingdom     Manufacturing, Sales and Administration  Leased      95,000
Wadsworth, OH                    Manufacturing, Sales and Administration  Owned       39,000
Waynesburg, PA                   Manufacturing                            Owned       42,000
Washington, PA                   Manufacturing, Sales and Administration  Owned       80,000
Washington, PA                   Manufacturing, Sales and Administration  Owned      123,000
Washington, PA                   Warehousing                              Leased      30,000
Washington, PA                   Manufacturing                            Leased      83,000

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

AT&T has asserted certain intellectual property claims against certain intellectual property owned or used by NORDX/CDT. AT&T has claimed that both NORDX/CDT's IBDN Copper Cable (Land Lines) and BIX (Category 5) Modular Connectors are covered by U.S. patents currently held by AT&T. In addition, AT&T has forwarded to Nortel a cease and desist letter objecting to NORDX/CDT's use of the trademark Optimax. The Company does not believe that resolution of such claims would have a material adverse effect on its results of operations.

Superior Modular Products, Inc., has offered NORDX/CDT a non-exclusive license under a patent it contends applies to certain NORDX/CDT patch panels. The matter is currently under negotiation and, at the present time, the Company does not believe a resolution would have a material adverse effect on its results of operations.

Berk-Tek, Inc. ("Berk-Tek"), has offered the Company a non-exclusive license under a patent it contends applies to certain cables sold by Mohawk/CDT. The Company's special patent counsel has provided an opinion that its products do not infringe any valid claims, and, consequently, the offer has been declined. Berk-Tek has filed an application to reissue the patent in consideration of relevant prior art which has been identified by the Company and others, and has re-offered a non-exclusive license. Currently, the probability that Berk-Tek's application to reissue the patent will be granted cannot be determined and, therefore, based upon the opinion of the Company's special patent counsel, at this time, the Company does not believe a resolution of this matter would have a material adverse effect on its results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

Age  Present Office and Experience
---  -----------------------------

63 Paul M. Olson has been President and a director of the Company since 1985, and Chief Executive Officer of the Company since 1993. From 1972 to 1984 Mr. Olson was the President of Phalo Corporation, a wire and cable manufacturer, and directed sales and marketing at Phalo Corporation from 1967 to 1972. From 1963 to 1967, Mr. Olson was employed at General Electric and from 1960 to 1963, at General Cable, in wire and cable related sales and marketing positions.

54 George C. Graeber has been an Executive Vice President of the Company and President of Montrose/CDT since 1994. From 1992 to 1994, Mr. Graeber was Executive Vice President of the Company and President of Phalo/CDT. From 1990 to 1992 Mr. Graeber was a Vice President and General Manager at Anixter Brothers, Inc., a private international distributor of cable and communications equipment. From 1989 to 1990 Mr. Graeber was a consultant for Manhattan Electric Cable, a wire and cable company. From 1983 to 1989 he was President and from 1979 to 1983 he was Vice President-General Manager of Brand Rex Cable, a wire and cable company. Mr. Graeber has a Masters degree in Electrical Engineering from the University of Connecticut in 1968.

54 Michael A. Dudley has been an Executive Vice President of the Company and President - CDT International since 1991. From 1988 to 1991 he was the President of Superior Optics, a division of Superior Teletec, Inc., a publicly traded company that manufactures communications cable. Mr. Dudley has a doctorate degree in Material Science from The National College of Rubber Technology in London, England.

46 Normand R. Bourque has been an Executive Vice President of the Company and President and Chief Executive Officer of NORDX/CDT since its acquisition. Prior to the acquisition, Mr. Bourque was Vice President-Cable Group at Nortel from 1991 to 1995 and Vice President, Operations-Cable Group from 1989 to 1991. From 1985 to 1988, Mr. Bourque was Vice President and General Manager-Transmission Networks at Nortel, and prior to that, held a number of positions in general management and finance at Nortel. Mr. Bourque has a Bachelor's Degree in Business Administration from the Ecole des Hautes Etudes Commerciales in Montreal, Canada.

57 Dave R. Harden has been a Senior Vice President of the Company since 1988. He founded West Penn Wire in 1971, with Donald Hastings, and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988 he was an Executive Vice President of West Penn.

62 Donald J. Hastings has been a Senior Vice President of the Company since 1988. He founded West Penn in 1971 with Dave Harden and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988, he was an Executive Vice President of West Penn/CDT.

46 Kenneth O. Hale has been Vice President, Chief Financial Officer and Secretary of the Company since 1987. Mr. Hale holds a Certified Public Accountant's certificate and an MBA in finance from the University of Missouri.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     As of October 18, 1996, there were 118 holders of record of the Company's Common Stock.

     Additional information required by this item is set forth under the heading "Directors, Officers, and Corporate Information" on page 40 of the 1996 Annual Report and is incorporated herein by reference.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     Information required by this item is set forth under the heading "Selected Historical Consolidated Financial Data" on page 39 of the 1996 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 9-13 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 15 through 38 of the 1996 Annual Report and is incorporated herein by reference and filed electronically herewith as Exhibit 13.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a. Information concerning the Registrant's directors is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 20, 1996. Such information is incorporated herein by reference.

  b. Information concerning executive officers of the Registrant is set forth in
     Item 4.1 of Part I at page 7 of this Report under the heading
     "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION

     Information concerning executive officers of the Registrant is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 20, 1996. Such information is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 20, 1996. Such information is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     Information concerning certain relationships and related transactions is set forth in the Registrant's definitive proxy statement to be file with the Securities and Exchange Commission on or before November 20, 1996. Such information is incorporated herein by reference.


PART IV.


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. The following documents are included in the 1996 Annual Report, pages 15 through 38, and are incorporated herein by referenced:

          a. Consolidated Statements of Income for the years ended July 31, 1996, 1995 and 1994.

          b.   Consolidated Balance Sheets as of July 31, 1996 and 1995

          c. Consolidated Statements of Cash Flow for the years ended July 31, 1996, 1995 and 1994.

          d. Consolidated Statements of Stockholder Equity for the years ended July 31, 1996, 1995 and 1994.

          e.   Notes to Consolidated Financial Statements.

     2.   The following documents are filed as part of this report:

          a.   Report of Independent Public Accountants on Schedules.

          b. Financial Statement Schedules for the three years ended July 31, 1996.

          c.   Schedule VII Valuation and Qualifying Accounts.

     3.   List of Exhibits

          2.1 - Asset Purchase Agreement, dated as of September 15, 1995, among Broomco (915) Limited, Volex Group plc and Cable Design Technologies Corporation

                  ("CDT") (with respect to Section 12 thereof only). Incorporated by reference to Exhibit 2.1 to CDT's Report on Form 8-K filed with the Commission on October 10, 1995.

          2.2 - Asset Purchase Agreement by and among Cable Design Technologies (CDT) Canada Inc., Cable Design Technologies Corporation and Northern Telecom Limited, dated as of December 19, 1995. Incorporated by reference to Exhibit 10.16 CDT's Registration Statement on Form S-3 (File No. 333-00554).

          3.1 - Amended and Restated Certificate of Incorporation of CDT, as amended to date. Incorporated by reference to Exhibit 3.1 to CDT's registration statement on Form S-1 (File No. 33-69992).

          3.2 - By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to CDT's registration statement on Form S-1 (File No. 33-69992).

          4.1 - Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.1 - Amended and Restated Credit Agreement, dated as of May 13, 1994, among CDT, CDT Inc., The First National Bank of Boston, Banque Paribas, Chicago Branch, Continental Bank N.A. and other lenders party thereto. Incorporated by reference to
                  Exhibit 10.1 to CDT's Quarterly Report on Form 10-Q, as filed on June 13, 1994.

         10.2 - First Amendment to Amended and Restated Credit Agreement, dated as of August 31, 1994, among CDT, CDT Inc., The First National Bank of Boston, Banque Paribas, Chicago Branch, Continental Bank N.A. and other lenders party thereto. Incorporated by reference to Exhibit 10.2 to CDT's Annual Report on Form 10-K, as filed on October 31, 1994.

         10.3 - Agreement (Call and Put Option related to Lease) among Peter Alan Jarman, Prudence Anne Jarman and Anglo-American. Incorporated by reference to Exhibit 10.9 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.4 - CDT Long-Term Performance Incentive Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 10.18 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.5  -  CDT Stock Option Plan. Incorporated by reference to Exhibit
                  4.3 to CDT's registration statement on Form S-8 as filed on December 22, 1993.

         10.6 - Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 4.3 to CDT's registration statement on Form S-8, as filed on May 2, 1994.

         10.7 - Agreement between Admiral and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), Amalgamated Local No. 70, dated as of August 3, 1990, and subsequent agreement dated as of August 3, 1993. Incorporated by reference to Exhibit 10.19 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.8  -  Description of CDT Bonus Plan. Incorporated by reference to
                  Exhibit 10.20 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.9 - Stock Appreciation Rights Agreement between CDT and Paul M. Olson, dated as of March 17, 1992. Incorporated by reference to Exhibit 10.22 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.10 - Lease Agreement between Phalo and First Hartford Realty Corp., dated as of November 9, 1992. Incorporated by reference to
                  Exhibit 10.23 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.11 - Lease Agreement between Mohawk and 9 Mohawk Drive Realty Trust, dated as of March 24, 1986. Incorporated by reference to Exhibit 10.24 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.12 - Lease Agreement between Anglo-American, Peter Alan Jarman and Prudence Anne Jarman, dated as of July 12, 1991. Incorporated by reference to Exhibit 10.25 to CDT's registration statement to Form S-1 (File No. 33-69992).

         10.13 - Consulting Agreement, dated as of July 14, 1988, and amendment thereto, dated as of July 14, 1988, between Golder, Thoma, Cressey & Rauner and CDT. Incorporated by reference to Exhibit
                  10.13 to CDT's Annual Report on Form 10-K, as filed on October 31, 1994.

         10.14 - Consulting Agreement, dated as of July 14, 1988, and amendment thereto, dated as of July 14, 1994, between Northern Investment Ltd. Partnership II and CDT. Incorporated by reference to Exhibit 10.14 to CDT's Annual Report on Form 10-K, as filed on October 31, 1994.

         10.15 - Registration Agreement among CDT, GTC Fund II, The Prudential Insurance Company of America and Pruco Life Insurance Company, dated as of July 14, 1988, as amended. Incorporated by reference to Exhibit 10.21 to CDT's registration statement on Form S-1 (File No. 33-69992).

         10.16 - Bank Commitment Letter dated January 22, 1996, among CDT, The First National Bank of Boston, Banque Paribas, Chicago Branch, Bank of America Illinois, Bank of America Canada and other lenders party thereto. Incorporated by reference to Exhibit
                  10.17 to CDT's Registration Statement on Form S-3 (File No. 333-00554).

         10.17 - Second Amended and Restated Loan Agreement dated February 2, 1996, among CDT, The First National Bank of Boston, Banque Paribas, Chicago Branch, Bank of America Illinois, Bank of America Canada and other lenders party thereto. Incorporated by reference to Exhibit 10.16 to CDT's Report on Form 8-K, as filed on February 20, 1996.

         10.18 - Employment Agreement dated February 2, 1996, among CDT, NORDX/CDT and Normand Bourque. Incorporated by reference to
                  Exhibit 10.17 to CDT's Report on Form 8-K as filed on February 20, 1996.

         10.19 - Collective Labour Agreement dated June 10, 1996, between NORDX/CDT and Canadian Union of Communications Workers Unit 4.**

         10.20 - Lease Agreement between NORDX/CDT and Northern Telecom Limited dated February 2, 1996, governing the Lachine, Quebec facility.**

         10.21 - Lease Agreement between NORDX/CDT and Northern Telecom Limited dated February 2, 1996, governing the St. Laurent, Quebec facility.**

         10.22 - Lease Agreement between NORDX/CDT and Northern Telecom Limited dated February 2, 1996, governing the Kingston, Ontario facility.**

         10.23 - 1996 Amendment of Lease between Mohawk and 9 Mohawk Drive Realty, dated as of September 3, 1996.**

         10.24 - First Amendment to Second Amended and Restated Loan Agreement dated July 31, 1996 among CDT, The First National Bank of Boston, Banque Paribas, Chicago Branch, Bank of America Illinois, Bank of America Canada and other Lenders party thereto.**

         10.25 - Second Amendment to Second Amended and Restated Loan Agreement dated July 31, 1996 among CDT, The First National Bank of Boston, Banque Paribas, Chicago Branch, Bank of America Illinois, Bank of America Canada and other Lenders party thereto.**

         11.1  -  Computation of Earnings per Share.**

         13.1 - CDT 1996 Annual Report to stockholders, including financial statements, portions of which are incorporated herein by reference.**

         21.1  -  List of Subsidiaries of CDT.**

         23.1  -  Consent of Arthur Andersen LLP.**

         99.1  -  Legal Charge, dated as of September 22, 1995, between Broomco
                  (915) Limited, as Charger, and Volex Group plc. Incorporated by reference to Exhibit 99.1 to CDT's Report on Form 8-K filed with the Commission on October 10, 1995.

         99.2 - Agreement for the Granting of Leases, dated as of September 15, 1995, among Volex Group plc, Broomco (915) Limited and Cable Design Technologies Corporation. Incorporated by reference to Exhibit 99.2 to CDT's Report on Form 8-K filed on October 10, 1995.

         99.3 - Lease of property known as Python Mill, Church Street, Littleborough, dated as of September 27, 1995, among Volex Group plc, Broomco (915) Limited and Cable Design Technologies Corporation. Incorporated by reference to Exhibit 99.3 to CDT's Report on Form 8-K filed on October 10, 1995.

         99.4 - Lease of property known as land lying to the south of Railway Road, Skelmersdale, dated as of September 27, 1995, among Volex Group plc, Broomco (915) Limited and Cable Design Technologies Corporation. Incorporated by reference to Exhibit
                  99.4 to CDT's Report on Form 8-K filed on October 10, 1995.

         ** Filed Herein

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the 4th Quarter of the Year Ended July 31, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Cable Design Technologies Corporation


By: Paul M. Olson                                              October 29, 1996
     /s/  Paul M. Olson
         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                     DATE
Bryan C. Cressy                       Chairman of the Board                          October 29, 1996
/s/  Bryan C. Cressey                 Director


Paul M. Olson                         Director, President Chief                      October 29, 1996
/s/  Paul M. Olson                    Executive Officer (Principal
                                      Executive Officer)

Kenneth O. Hale                       Vice President, Chief Financial                October 29, 1996
/s/  Kenneth O. Hale                  Officer, Secretary (Principal Financial
                                      and Principal Accounting Officer)

Bernard J. Bannan                     Director                                       October 29, 1996
/s/  Bernard J. Bannan


Myron S. Gelbach, Jr.                 Director                                       October 29, 1996
/s/  Myron S. Gelbach, Jr.


Michael F. O. Harris                  Director                                       October 29, 1996
/s/  Michael F. O. Harris


Glenn Kalnasy                         Director                                       October 29, 1996
/s/  Glenn Kalnasy


Richard C. Tuttle                     Director                                       October 29, 1996
/s/  Richard C. Tuttle

                     CABLE DESIGN TECHNOLOGIES CORPORATION
              SCHEDULE VII     VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEAR ENDED JULY 31, 1996, 1995, 1994



                                                Additions to   Additions                   Balance
                                  Balance at    Reserve from  Charged to                      at
                                  Beginning of  Acquisitions   Costs and      Reduction     End of
                                    Period       in FY 1996     Expenses    from Reserve    Period
------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Year Ended July 31, 1994
  Inventory reserves                   $1,297                     $  176          $(301)      $1,172
  Allowance for
   uncollectible
   accounts/sales
   returns                              1,277                        284           (505)       1,056

Year Ended July 31, 1995
  Inventory reserves                   $1,172                     $  219        $  ----       $1,391
  Allowance for
    uncollectible
    accounts/sales
    returns                             1,056                        952           (455)       1,553

Year Ended July 31, 1996
  Inventory reserves                   $1,391         $4,877      $2,108          $(215)      $8,161
  Allowance for
    uncollectible
    accounts/sales
    returns                             1,553             89       1,542           (524)       2,660

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                        INDEX TO EXHIBITS FILED HEREIN
                                 JULY 31, 1996


    EXHIBIT
    NUMBER                       EXHIBIT                                                PAGE
    10.19                  Collective Labour Agreement, dated June 10, 1996,
                           between NORDX/CDT and Canadian Union of
                           Communications Workers Unit 4.

    10.20                  Lease Agreement between NORDX/CDT and Northern
                           Telecom Limited dated February 2, 1996, governing the
                           Lachine, Quebec facility.

    10.21                  Lease Agreement between NORDX/CDT and Northern
                           Telecom Limited dated February 2, 1996, governing the
                           St. Laurent, Quebec facility.

    10.22                  Lease Agreement between NORDX/CDT and Northern
                           Telecom Limited dated February 2, 1996, governing the
                           Kingston, Ontario facility.

    10.23                  1996 Amendment of Lease between Mohawk and 9 Mohawk Drive
                           Realty, dated as of September 3, 1996.

    10.24                  First Amendment to Second Amended and Restated Loan Agreement
                           dated July 31, 1996 among CDT, The First National Bank of
                           Boston, Banque Paribas, Chicago Branch, Bank of America
                           Illinois, Bank of America Canada and other Lenders party
                           thereto.

    10.25                  Second Amendment to Second Amended and Restated Loan Agreement
                           dated July 31, 1996 among CDT, The First National Bank of
                           Boston, Banque Paribas, Chicago Branch, Bank of America
                           Illinois, Bank of America Canada and other Lenders party
                           thereto.

    11.1                   Computation of Earnings per share

    13.1                   1996 Annual Report to Stockholders

    21.1                   List of Subsidiaries of Cable Design Technologies
                           Corporation

    23.1                   Consent of Arthur Andersen LLP



                                      16
                                      --