Form 10-K/A
period 1996-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1996-11-15
CIK 913142

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                                Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [ ]

--------------------------------------------------------------------------------

                                                                Page 1 of ______

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at September 30, 1996, is $516,772,935.

The number of shares outstanding of the registrant's Common Stock at September 30, 1996, is 18,188,210.



                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Shareholders to be held on December 10, 1996, (the "Proxy Statement") are incorporated by reference into Part III.

Portions of the 1996 Cable Design Technologies Corporation Annual Report to Shareholders (the "1996 Annual Report") are incorporated by reference into Parts I, II and IV.

   The undersigned hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended July 31, 1996 by replacing page 29 of Exhibit 13.1 (CDT 1996 Annual Report to Stockholders) included in the original filing with page 29 attached hereto.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Cable Design Technologies Corporation


By:/s/  Paul M. Olson                                          November 15, 1996
   ------------------
     Paul M. Olson
     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                         DATE


/s/  Bryan C. Cressey           Chairman of the Board                         November 15, 1996
--------------------------      Director
Bryan C. Cressey

/s/  Paul M. Olson              Director, President Chief                     November 15, 1996
--------------------------      Executive Officer (Principal
Paul M. Olson                   Executive Officer)

/s/  Kenneth O. Hale            Vice President, Chief Financial               November 15, 1996
--------------------------      Officer, Secretary (Principal Financial
Kenneth O. Hale                 and Principal Accounting Officer)


/s/  Bernard J. Bannan          Director                                      November 15, 1996
--------------------------
Bernard J. Bannan


/s/  Myron S. Gelbach, Jr.      Director                                      November 15, 1996
--------------------------
Myron S. Gelbach, Jr.


/s/  Michael F. O. Harris       Director                                      November 15, 1996
--------------------------
Michael F. O. Harris


/s/  Glenn Kalnasy              Director                                      November 15, 1996
--------------------------
Glenn Kalnasy


/s/  Richard C. Tuttle          Director                                      November 15, 1996
--------------------------
Richard C. Tuttle