Form 10-Q
period 1996-10-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1996-12-16
CIK 913142

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1996
                          Commission File No. 0-22724



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

                         Yes      X          No
                             ----------         -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                       Outstanding at 12/6/96
                        -----                       ----------------------
               Common Stock, $.01 Par Value              18,191,710

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----

PART I      FINANCIAL INFORMATION


ITEM 1      Financial Statements

            Review Report of Independent Public Accountants for
            the Three Months Ended October 31, 1996                         4

            Cable Design Technologies Corporation and
            Subsidiaries Condensed Consolidated Statements of
            Income - Unaudited for the Three Months Ended
            October 31, 1996 and 1995                                       5

            Cable Design Technologies Corporation and
            Subsidiaries Condensed Consolidated Balance Sheets
            as of October 31, 1996 (Unaudited), and July 31, 1996           6

            Cable Design Technologies Corporation and
            Subsidiaries Condensed Consolidated Statements of
            Cash Flows - Unaudited for the Three Months
            Ended October 31, 1996 and 1995                                 7

            Cable Design Technologies Corporation and
            Subsidiaries - Notes to Condensed Consolidated
            Financial Statements (Unaudited)                                8

ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

PART II     OTHER INFORMATION

ITEM 1      Legal Proceedings                                              11

ITEM 2      Changes in Securities                                          11

ITEM 3      Defaults upon Senior Securities                                11

ITEM 4      Submission of Matters to a Vote of Security Holders            11

ITEM 5      Other Information                                              11

ITEM 6      Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                 12

                         PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


In the opinion of Cable Design Technologies Corporation's (the "Company") management, the unaudited consolidated financial statements included in this filing on Form 10-Q reflect all adjustments which are considered necessary for a fair presentation of financial information for the period presented.



REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited consolidated financial statements for the three month period ended October 31, 1996, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of October 31, 1996, and the related condensed consolidated statements of income for the three months ended October 31, 1996 and 1995, and the statements of cash flows for the three month periods ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1996, and, in our report dated September 11, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Pittsburgh, Pennsylvania,                          Arthur Andersen LLP
November 15, 1996

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

                                        Three Months Ended
                                            October 31,
                                     -------------------------
                                         1996         1995
                                     -----------   -----------
Net sales                            $   115,971   $    65,054
Cost of sales                             81,266        44,103
                                     -----------   -----------
    Gross Profit                          34,705        20,951
Selling, general & administrative         20,725        10,196
                                     -----------   -----------

   Income from operations                 13,980        10,755
Interest expense, net                      1,117         1,241
Other (income) expense                       (45)            2
                                     -----------   -----------
    Income before income taxes            12,908         9,512
Income tax provision                       4,770         3,804
                                     -----------   -----------

Net income                           $     8,138   $     5,708
                                     ===========   ===========
Per share data:
 weighted average number of
 common shares and equivalents        20,535,433    17,247,677
Net income per common share                $0.40         $0.33
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

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------


                                                                                            As of         As of
                                                                                         October 31,    July 31,
                                                                                             1996         1996
                                                                                       --------------  -----------
ASSETS                                                                                   (Unaudited)
------
Current Assets:
  Cash and cash equivalents                                                                 $ 16,040     $ 16,097
   Accounts receivable, net of allowance for uncollectible amounts of
    $2,623 and $2,660, respectively                                                          101,824       96,490
   Inventories                                                                                92,497       90,618
   Other current assets                                                                        5,815        5,251
                                                                                          -----------  -----------

           Total current assets                                                              216,176      208,456

Net property, plant and equipment                                                             93,014       89,519

Other assets                                                                                  22,009       22,130
                                                                                          -----------  -----------

Total assets                                                                                $331,199     $320,105
                                                                                          ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Current liabilities                                                                      $ 68,830     $ 72,682
   Long-term debt                                                                             76,644       73,068
   Other non-current liabilities                                                               9,767        8,898
                                                                                          -----------  -----------

     Total liabilities                                                                       155,241      154,648
                                                                                          -----------  -----------

    Stockholder's Equity:
    Preferred stock, par value $.01 per share -
        Authorized, 1,000,000 shares, no shares issued
    Common Stock, par value $.01 per share-
        Authorized, 25,000,000 shares
        Issued and outstanding, 18,221,463 and shares 18,054,498 respectively                    182          181
    Paid in capital                                                                          154,386      152,864
    Deferred Compensation                                                                       (214)        (208)

Retained Earnings:
    Retained earnings                                                                         72,978       64,840
    Recapitalization distribution on July 14, 1988                                           (52,656)     (52,656)
                                                                                          -----------  -----------

    Retained earnings                                                                         20,322       12,184

Currency translation adjustment                                                                1,282          436
                                                                                          -----------  -----------

    Total stockholders' equity                                                               175,958      165,457
                                                                                          -----------  -----------

Total liabilities and stockholders' equity                                                  $331,199     $320,105
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

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                             (Dollars in thousands)
                             ----------------------

                                                            Three months ended
                                                                October 31,
                                                            ------------------
                                                              1996      1995
                                                            -------- ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $   964   $  7,876
                                                            -------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (4,231)    (3,083)
  Acquisition of businesses, including transaction costs        ---    (11,059)
                                                            -------- ---------

          Net cash used by investing activities              (4,231)   (14,142)
                                                            -------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Funds provided by long-term debt                              131     11,647
  Funds used to reduce long-term debt                        (3,604)    (2,167)
  Net proceeds from issuance of common stock                  1,478         70
  Net change in revolving note borrowings                     5,300     (3,000)
  Payments for deferred financing fees                          ---        (63)
                                                            -------- ---------

    Net cash provided by financing activities                 3,305      6,487

EFFECT OF CURRENCY TRANSLATION ON CASH                          (95)       ---
                                                            -------- ---------

     Net increase (decrease) in cash                            (57)       221

CASH and cash equivalents, beginning of period               16,097      2,210
                                                            -------- ---------

CASH and cash equivalents, end of period                    $16,040   $  2,431
                                                            -------- ---------



        The accompanying notes are an integral part of these statements

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
        ----------------------------------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

1.    BASIS OF PRESENTATION:
      ---------------------

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form 10-K which was filed for the fiscal year ended July 31, 1996.

2.    INVENTORIES
      -----------

Inventories of the Company consist of the following:

                                                    October 31,    July 31,
                                                       1996          1996
                                                    ------------ ------------
Raw materials                                           $24,561     $24,004

Work-in-process                                          21,878      21,981

Finished goods                                           46,058      44,633
                                                    ------------ ------------

                                                        $92,497     $90,618
                                                    ============ ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated financial statements (unaudited) and the notes thereto.

RESULTS OF OPERATIONS

                THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO
                      THREE MONTHS ENDED OCTOBER 31, 1995

Net Sales   Net sales for the three months ended October 31, 1996 ("first
---------
quarter 1997") increased $50.9 million, or 78.3%, to $116.0 million compared to $65.1 million for the three months ended October 31, 1995 ("first quarter 1996") with the addition of sales attributable to the recently acquired businesses:
NORDX/CDT, Raydex/CDT, Cekan/CDT and X-Mark/CDT. First quarter 1997 sales of network systems products increased $23.4 million over the first quarter 1996. The additional sales of network systems products attributable to the recently acquired businesses of $30.6 million, continued sales of non-plenum level 5 network cable products and increased sales of fiber optic network cable products more than offset the negative effect of the lower pricing and reduced sales volume for Teflon(R) plenum network cable products compared to the first quarter 1996. The addition of $20.9 million of sales of communications cable products by NORDX/CDT represented approximately 41% of the first quarter 1997 increase in sales. First quarter 1997 sales of automation, sound & safety cable products increased $1.2 million, or 7.2%, over the first quarter 1996, and first quarter 1997 sales of other products, principally cable, increased $3.3 million, or 48.5%, over the first quarter 1996. First quarter sales of computer interconnect cable products increased $1.0 million, or 21.7%, compared to the first quarter 1996. Overall, the additional sales attributable to the recently acquired businesses accounted for $4.7 million of the increase in first quarter 1997 sales of automation, sound & safety, computer interconnect, and other products. First quarter 1997 sales outside of North America comprised approximately 22% of total sales and increased $10.5 million, or 70.5%, to $25.4 million primarily as a result of the additional sales attributable to the recently acquired businesses.

Gross Profit   Gross profit for the first quarter 1997 increased $13.7 million,
------------
or 65.6%, to $34.7 million compared to $21.0 million for the first quarter 1996. The first quarter 1997 gross profit attributable to the recently acquired businesses of $15.6 million more than offset the negative effect of the lower pricing and reduced sales volume for Teflon(R) plenum network cable products compared to the first quarter 1996. Network systems products, including NORDX/CDT's IBDN network structured wiring products, accounted for approximately 45% of the increase in first quarter 1997 gross profit, and NORDX/CDT's communications cable products accounted for approximately 38% of the first quarter increase in gross profit.

The gross margin for the first quarter 1997 was 29.9% compared to 32.2% for the first quarter 1996. The primary factors contributing to the lower first quarter 1997 gross margin were the lower gross margins attributable to the recently acquired Raydex/CDT and NORDX/CDT's communication cable business relative to the Company's overall gross margin for the first quarter 1996, and the lower pricing and sales volume for Teflon(R) plenum network cable products which has occurred over the last three quarters.

Selling, General and Administrative Expense   Selling, general and
-------------------------------------------
administrative expense ("SG&A") for the first quarter 1997 was $20.7 million compared to $10.2 million for the first quarter 1996. As a percent of sales, SG&A was 17.9% for the first quarter 1997 compared to 15.7% for the first quarter 1996. The increase in SG&A as a percent of sales is primarily the result of the addition of NORDX/CDT's SG&A which, relative to the Company's preacquisition operations, represents a higher percentage of sales. One factor contributing to NORDX/CDT's higher SG&A percentage is the inclusion of the costs incurred in connection with its dedicated product research and development programs, such as the DynaTraX automated cross-connect switch. NORDX/CDT's research and development costs receive beneficial tax treatment in Canada and continue to enhance the Company's ability to develop advanced products for the future.

Income from Operations  Income from operations for the first quarter 1997
----------------------
increased $3.2 million, or 30%, to $14.0 million compared to $10.8 million for the first quarter 1996. The operating margin, derived by dividing operating income by net sales, was 12.1% for the first quarter 1997 compared to 16.5% for the first quarter 1996. The primary factors contributing to the lower operating margin for the first quarter 1997 compared to the first quarter 1996 were the inclusion of the recently acquired NORDX/CDT's communication cable and the Raydex/CDT businesses which, relative to the Company's preacquisition operations, have a lower gross margin, the lower gross margin attributable to the lower pricing and sales volume for Teflon(R) plenum network cable products relative to the first quarter 1996, and the higher SG&A as a percentage of sales of certain of the recently acquired businesses, principally NORDX/CDT.

Net Income   Net income for the first quarter 1997 increased $2.4 million, or
----------
42.6%, to $8.1 million ($0.40 per share) compared to net income of $5.7 million ($0.33 per share) for the first quarter 1996.

FINANCIAL CONDITION

Liquidity and Capital Resources   Based on the Company's current expectations
-------------------------------
for its business, management believes that its cash flow from operations and the available portion of its revolving credit facilities and foreign credit facility will provide it with sufficient liquidity to meet current liquidity needs.

Working Capital   During the first quarter 1997, operating working capital
---------------
increased $9.5 million. The change in operating working capital was primarily the result of increases in accounts receivable ($3.6 million) and inventories ($.5 million) and a decrease in accounts payable and other accrued liabilities ($5.0 million). The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow   After providing for the increase in working capital, the Company
---------
generated $1.0 million of net cash from operating activities during the first quarter 1997. Net cash provided by financing activities of $3.3 million included $1.5 million from the exercise of stock options and $1.8 million from debt sources. The cash and cash equivalents balance of $16.0 million remained relatively unchanged from the fiscal year end.

OTHER

Preferred Stock Purchase Rights   On December 10, 1996, the Board of Directors
-------------------------------
adopted a Rights Agreement ("Rights Agreement"). Under the Rights Agreement, one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock is to be distributed to stockholders of record on December 26, 1996. Each Right will entitle the holder to buy one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $150.00. The Rights will be exercisable only if a person or group (with certain exceptions) acquires, or announces a tender offer to acquire, 20% or more of the Company's common stock (the "Acquiror"). If the Acquiror purchases 20% or more of the total outstanding shares of the Company's common stock, or if the Acquiror acquires the Company in a reverse merger, each Right (except those held by the Acquiror) becomes a right to buy shares of the Company's common stock having a market value equal to two times the exercise price of the Right. If the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power is sold or transferred, each Right (except those held by the Acquiror) becomes a right to buy shares of the common stock of the Acquiror having a market value of two times the exercise price. The Company may exchange the Rights for shares of the Company's common stock on a one-to-one basis at any time after a person or group has acquired 20% or more of the outstanding stock. The Company will be entitled to redeem the Rights at $0.01 per Right (payable in cash or common stock of the Company, at the Company's option) at any time before public disclosure that a 20% position has been acquired. The Rights will expire on December 11, 2006, unless previously redeemed or exercised. The distribution of the Rights is not
a taxable event to stockholders.   (see Item 5)

FORWARD-LOOKING STATEMENTS -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Prospectus, dated February 27, 1996, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

                                 PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Preferred Stock Purchase Rights   On December 10, 1996, the Board of Directors
-------------------------------
adopted a Rights Agreement ("Rights Agreement"). Under the Rights Agreement, one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock is to be distributed to stockholders of record on December 26, 1996. Each Right will entitle the holder to buy one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $150.00. The Rights will be exercisable only if a person or group (with certain exceptions) acquires, or announces a tender offer to acquire, 20% or more of the Company's common stock (the "Acquiror"). If the Acquiror purchases 20% or more of the total outstanding shares of the Company's common stock, or if the Acquiror acquires the Company in a reverse merger, each Right (except those held by the Acquiror) becomes a right to buy shares of the Company's common stock having a market value equal to two times the exercise price of the Right. If the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power is sold or transferred, each Right (except those held by the Acquiror) becomes a right to buy shares of the common stock of the Acquiror having a market value of two times the exercise price. The Company may exchange the Rights for shares of the Company's common stock on a one-to-one basis at any time after a person or group has acquired 20% or more of the outstanding stock. The Company will be entitled to redeem the Rights at $0.01 per Right (payable in cash or common stock of the Company, at the Company's option) at any time before public disclosure that a 20% position has been acquired. The Rights will expire on December 11, 2006, unless previously redeemed or exercised. The distribution of the Rights is not a taxable event to stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        --------

        4.1 Rights Agreement adopted by the Board of Directors on December 10, 1996. Incorporated by reference to Exhibit 1.1 to the Company's registration statement on Form 8-A, as filed on December 11, 1996. (File No. 001-12561)

        11.1   Computation of per share earnings

(b)     Form 8-Ks
        ---------

        None

                                   SIGNATURES
                                   ----------



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CABLE DESIGN TECHNOLOGIES CORPORATION



                                   /s/ Paul M. Olson
                                   -----------------
 December 16, 1996                 Paul M. Olson
                                   President/Chief Executive Officer



                                    /s/ Kenneth O. Hale
                                    -------------------
 December 16, 1996                  Kenneth O. Hale
                                    Vice President, Chief Financial
                                    Officer and Secretary