Form 10-Q
period 1997-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1997-03-13
CIK 913142

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1997
                          Commission File No. 0-22724



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

                         Yes     X           No
                             ----------         ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                   Outstanding at 03/03/97
                         -----                   -----------------------
               Common Stock, $.01 Par Value             18,349,708

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                         Page
                                                                         ----
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements........................................   3

           Review Report of Independent Public Accountants for
           the Three Months and Six Months Ended January 31, 1997......   4

           Cable Design Technologies Corporation and
           Subsidiaries Condensed Consolidated Statements of
           Income - Unaudited for the Three Months and Six Months Ended
           January 31, 1997 and 1996...................................   5

           Cable Design Technologies Corporation and
           Subsidiaries Condensed Consolidated Balance Sheets
           as of January 31, 1997 (Unaudited), and July 31, 1996.......   6

           Cable Design Technologies Corporation and
           Subsidiaries Condensed Consolidated Statements of
           Cash Flows - Unaudited for the Six Months
           Ended January 31, 1997 and 1996.............................   7

           Cable Design Technologies Corporation and
           Subsidiaries - Notes to Condensed Consolidated
           Financial Statements (Unaudited)............................   8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   9


PART II    OTHER INFORMATION

Item 1     Legal Proceedings...........................................  12

Item 2     Changes in Securities.......................................  12

Item 3     Defaults upon Senior Securities.............................  12

Item 4     Submission of Matters to a Vote of Security Holders.........  12

Item 5     Other Information...........................................  13

Item 6     Exhibits and Reports on Form 8-K............................  13

Signatures ............................................................  14

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited consolidated financial statements for the three month and six month periods ended January 31, 1997, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of January 31, 1997, and the related condensed consolidated statements of income for the three month and six month periods ended January 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the six month periods ended January 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



Pittsburgh, Pennsylvania,                          Arthur Andersen LLP
February 21, 1997

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------


                                                               Six Months
                                Three Months Ended                Ended
                                    January 31,                January 31,
                          ---------------------------  --------------------------
                                1997          1996         1997          1996
                          --------------  -----------  ------------  ------------
Net Sales                    $  113,957   $   67,243    $  229,928    $  132,297

Cost of sales                    78,695       45,517       159,961        89,620
                          --------------  -----------   -----------   -----------

   Gross profit                  35,262       21,726        69,967        42,677

Selling, general &
 administrative                  21,456       11,381        42,181        21,577
                          --------------  -----------   -----------   -----------
   Income from operations        13,806       10,345        27,786        21,100

Interest expense, net             1,026        1,386         2,143         2,627

Other (income) expense              185           (4)          140            (2)
                          --------------  -----------   -----------   -----------
   Income before income
    taxes                        12,595        8,963        25,503        18,475

Income tax provision              4,655        3,585         9,425         7,389
                          --------------   ----------   -----------   -----------
Net income                   $    7,940   $    5,378    $   16,078    $   11,086
                          ==============  ===========   ===========   ===========
Per share data:

Weighted average number of
   common shares and
   equivalents               20,541,199   17,360,458    20,533,427    17,304,134

Net income per common share       $0.39        $0.31         $0.78         $0.64
                           =============  ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                          As of        As of
                                                       January 31,    July 31,
                                                           1997         1996
                                                       (unaudited)
                                                       -----------    ---------
ASSETS
------
Current Assets:

   Cash and cash equivalents                              $ 14,268    $ 16,097

   Accounts receivable, net of allowance for
    uncollectible amounts of $2,794 and $2,660,
    respectively                                            92,611      96,490

   Inventories                                             104,334      90,618

   Other current assets                                      7,333       5,251
                                                       -----------   ---------
      Total current assets                                 218,546     208,456

Net property, plant and equipment                           94,357      89,519

Other assets                                                21,611      22,130
                                                       -----------   ---------
Total assets                                              $334,514    $320,105
                                                       ===========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:

  Current liabilities                                     $ 65,161    $ 72,682

  Long-term debt, excluding current maturities              75,405      73,068

  Other non-current liabilities                             11,296       8,898
                                                       -----------  ----------
Total liabilities                                          151,862     154,648
                                                       -----------  ----------
Stockholders' Equity:

  Preferred stock, par value $.01 per share -
  authorized 1,000,000 shares, no shares issued                ---         ---

  Common stock, par value $.01 per share -
  authorized, 100,000,000 shares
  issued and outstanding, 18,359,461 and
  18,054,498 shares, respectively                              184         181

  Paid in capital                                          154,683     152,864

  Deferred compensation                                       (174)       (208)

  Retained earnings                                         28,262      12,184

  Currency translation adjustment                             (303)        436
                                                        ----------  ----------
    Total stockholders' equity                             182,652     165,457

Total liabilities and stockholders' equity                $334,514    $320,105
                                                        ==========  ==========

        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                             (Dollars in thousands)
                             ----------------------


                                                           Six Months Ended
                                                              January 31,
                                                         --------------------
                                                            1997      1996
                                                         ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 3,240   $  5,397
                                                         ---------  ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment               (8,455)    (5,961)

  Acquisition of businesses, including transaction costs      ---    (11,059)
                                                         ---------  ---------

    Net cash used by investing activities                  (8,455)   (17,020)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Funds provided by long-term debt                            222     11,983

  Funds used to reduce long-term debt                      (4,451)    (3,868)

  Net change in revolving note borrowings                   5,831      2,750

  Net proceeds from issuance of common stock                1,815        160

  Payments for deferred financing fees                        ---       (449)
                                                         ---------  ---------
    Net cash provided by financing activities               3,417     10,576

EFFECT OF CURRENCY TRANSLATION ON CASH                        (31)       (11)
                                                         ---------  ---------
  Net decrease in cash                                     (1,829)    (1,058)

Cash and cash equivalents, beginning of period             16,097      2,210
                                                         ---------  ---------
Cash and cash equivalents, end of period                  $14,268   $  1,152
                                                         =========  =========

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

2.    INVENTORIES
      -----------

Inventories of the Company consist of the following:

                                                           January 31,  July 31,
                                                              1997        1996
                                                          ----------- ----------
                                                          (Dollars in thousands)
Raw materials                                               $ 27,597   $24,004
Work-in-process                                               25,254    21,981
Finished goods                                                51,483    44,633
                                                          ----------  ---------
                                                            $104,334   $90,618
                                                          ==========  =========

3. PREFERRED STOCK PURCHASE RIGHTS
   -------------------------------

On December 10, 1996, the Board of Directors adopted a Rights Agreement ("Rights Agreement"). Under the Rights Agreement, one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock will be distributed to stockholders of record on December 26, 1996. Each Right entitles the holder to buy one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $150.00. The Company has designated 100,000 shares of the previously authorized $.01 par value preferred stock as junior participating preferred stock in connection with the Rights Agreement. The Rights are exercisable only if a person or group (with certain exceptions) acquires, or announces a tender offer to acquire, 20% or more of the Company's common stock (the "Acquiror"). If the Acquiror purchases 20% or more of the total outstanding shares of the Company's common stock, or if the Acquiror acquires the Company in a reverse merger, each Right (except those held by the Acquiror) becomes a right to buy shares of the Company's common stock having a market value equal to two times the exercise price of the Right. If the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power is sold or transferred, each Right (except those held by the Acquiror) becomes a right to buy shares of the common stock of the Acquiror having a market value of two times the exercise price. The Company may exchange the Rights for shares of the Company's common stock on a one-to-one basis at any time after a person or group has acquired 20% or more of the outstanding stock. The Company is entitled to redeem the Rights at $0.01 per Right (payable in cash or common stock of the Company, at the Company's option) at any time before public disclosure that a 20% position has been acquired. The Rights expire on December 11, 2006, unless previously redeemed or exercised.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated financial statements (unaudited) and the notes thereto.

Results of Operations

                Three Months Ended January 31, 1997 Compared to
                      Three Months Ended January 31, 1996

Net Sales   Net sales for the three months ended January 31, 1997 ("second
---------
quarter 1997") increased $46.7 million, or 69.5%, to $114.0 million compared to $67.2 million for the three months ended January 31, 1996 ("second quarter 1996"). Net sales for the second quarter 1997 include the addition of $50.9 million of sales attributable to the recently acquired businesses: NORDX/CDT, Cekan/CDT and X-Mark/CDT. Second quarter 1997 sales of network systems products increased $27.4 million over the second quarter 1996 to $64.3 million. Lower pricing and reduced sales volume for Teflon(R) plenum category 5 network cables for the second quarter 1997 compared to the second quarter 1996 was more than offset by $32.8 million of additional sales of network systems products attributable to the recently acquired businesses, continued sales of non-plenum category 5 network cable products and increased sales of fiber optic network cables. Sales of communications cables of $17.4 million for the second quarter 1997 were attributable to the recently acquired NORDX/CDT business and represented approximately 37% of the overall increase in second quarter 1997 sales. Sales of computer interconnect cable products for the second quarter 1997 increased $1.0 million, or 20.0%, compared to the second quarter 1996. Second quarter 1997 sales of automation, sound & safety cable products increased $0.6 million, or 3.7%, and sales of other products, principally cable, increased $0.4 million, or 4.4%, over the second quarter 1996. The additional sales attributable to the recently acquired businesses accounted for $0.7 million of the increase in second quarter 1997 sales of other products. Sales outside of North America for second quarter 1997 comprised approximately 21% of total sales and increased $6.8 million, or 38.6%, to $24.4 million primarily as a result of the additional sales attributable to the recently acquired businesses and increased sales by the Company's U.K. manufacturing company.

Gross Profit   Gross profit for the second quarter 1997 increased $13.5 million,
------------
or 62.3%, to $35.3 million compared to $21.7 million for the second quarter 1996. The effect on second quarter 1997 gross profit of the lower pricing and reduced sales volume for Teflon(R) plenum category 5 network cables compared to the second quarter 1996 was more than offset by the gross profit attributable to the recently acquired businesses of $15.0 million. The increase in the gross profit for network systems products and communications cables accounted for approximately 54% and 32%, respectively, of the overall increase in the second quarter gross profit compared to the second quarter 1996.

The gross margin for the second quarter 1997 was 30.9% compared to 32.3% for the second quarter 1996. The primary factors contributing to the reduction in the second quarter 1997 gross margin were the lower gross margins attributable to the recently acquired businesses, particularly the communication cable business, relative to the Company's higher preacquisition gross margin for the second quarter 1996 and the continued competitive pricing for Teflon(R) plenum category 5 network cables.

Selling, General and Administrative Expense   Selling, general and
-------------------------------------------
administrative expense ("SG&A") for the second quarter 1997 was $21.5 million compared to $11.4 million for the second quarter 1996. As a percent of sales, SG&A was 18.8% for the second quarter 1997 compared to 16.9% for the second quarter 1996. The increase in SG&A as a percent of sales is primarily the result of the additional SG&A attributable to the recently acquired NORDX/CDT business which, relative to the Company's preacquisition operations, represents a higher percentage of sales. NORDX/CDT's relatively higher SG&A includes expenses for a dedicated research and development program for the DynaTraX(R) automated cross-connect switch and its other product lines and, in the second quarter 1997, approximately $0.7 million of additional costs to develop its worldwide sales and marketing capabilities and awareness of the NORDX/CDT trade name and product offerings.

Income from Operations  Income from operations for the second quarter 1997
----------------------
increased $3.5 million, or 33.5%, to $13.8 million compared to $10.3 million for the second quarter 1996. The operating margin, derived by dividing operating income by net sales, was 12.1% for the second quarter 1997 compared to 15.4% for the second quarter 1996. The lower operating margin for the second quarter 1997 compared to the second quarter 1996 was the result of the reduction in the gross margin and the increase in SG&A as a percentage of sales.


Net Income   Net income for the second quarter 1997 increased $2.6 million, or
----------
47.6%, to $7.9 million ($0.39 per share) compared to net income of $5.4 million ($0.31 per share) for the second quarter 1996.

                 Six Months Ended January 31, 1997 Compared to
                       Six Months Ended January 31, 1996

Net Sales  Net sales for the six months ended January 31, 1997 ("first half
---------
1997") increased $97.6 million, or 73.8%, to $229.9 million compared to $132.3 million for the six months ended January 31, 1996 ("first half 1996"). Net sales for the first half 1997 include the addition of sales of $102.6 million attributable to the recently acquired businesses. Sales of network systems products increased $51.8 million, or 70.0% over the first half 1996. The lower pricing and sales volume for Teflon(R) plenum category 5 network cables for the first half 1997 compared to the first half 1996 was more than offset by the additional sales of network systems products attributable to the recently acquired businesses of $62.8 million. First half 1997 sales of $38.3 million attributable to the recently acquired communications cable business represented 39.2% of the overall sales increase for the first half 1997. Sales of automation, sound & safety cable products for the first half 1997 increased $1.8 million, or 5.5%, over the first half 1996. Sales of computer interconnect cable products for the first half 1997 increased $2.1 million, or 21.9% over the first half 1996, due to higher sales of cable for mainframe computer systems and satellite based ground communication systems. Sales outside of North America for the first half 1997 increased $17.3 million, or 53.2%, over the first half 1996. The additional sales attributable to the recently acquired businesses accounted for approximately 82.7% of the increase in sales outside of North America.

Gross Profit  Gross profit for the first half 1997 increased $27.3 million, or
------------
63.9%, to $70.0 million compared to $42.7 million for the first half 1996. The additional gross profit attributable to the recently acquired businesses accounted for $29.3 million of the overall increase in gross profit for the first half 1997. Network systems products and communications cables accounted for approximately 51% and 35%, respectively, of the increase in gross profit for the first half 1997.

The gross margin was 30.4% for the first half 1997 compared to 32.3% for the first half 1996. The reduction in the gross margin was primarily due to the inclusion of the recently acquired businesses, particularly the communications cable business, which have a lower gross margin relative to the Company's preacquisition operations and to the lower pricing and sales volume for Teflon(R) plenum category 5 network cables compared to the first half 1996. Excluding the results of the recently acquired businesses, the gross margin was 32.1% for the first half 1997.

Selling, General and Administrative Expense  SG&A for the first half 1997
-------------------------------------------
increased $20.6 million to $42.2 million compared to $21.6 million for the first half 1996. As a percent of sales, SG&A increased to 18.3% for the first half 1997 versus 16.3% for the first half 1996. Factors contributing to the increase in SG&A include the additional SG&A attributable to the recently acquired businesses as well as additional investment in the Company's worldwide selling and marketing capabilities, and increased expenditures for advertising and promotion in order to increase awareness of the Company's trade names and product offerings.

Income from Operations  Income from operations for the first half 1997 increased
----------------------
$6.7 million, or 31.7%, to $27.8 million compared to $21.1 million for the first half 1996. The operating margin, derived by dividing operating income by net sales, was 12.1% for the first half 1997 compared to 15.9% for the first half 1996. The reduction in the operating margin was due to the decrease in the gross margin and the increase in SG&A as a percentage of sales.

Net Income  Net income increased $5.0 million, or 45.0%, to $16.1 million ($0.78
----------
per share) for the first half 1997 compared to net income of $11.1 million ($0.64 per share) for the first half 1996.

Financial Condition

Liquidity and Capital Resources   Based on the Company's current expectations
-------------------------------
for its business, management believes that its cash flow from operations and the available portion of its revolving credit facilities and foreign credit facility will provide it with sufficient liquidity to meet its current liquidity needs.

Working Capital   During the first half 1997, operating working capital
---------------
increased $17.6 million. The change in operating working capital was primarily the result of an increase in inventories of $13.0 million and decrease in accrued liabilities of $11.4 million which were partially offset by a decrease in accounts receivable of $5.1 million and an increase in accounts payable of $2.3 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow   The Company generated $3.2 million of net cash from operating
---------
activities during the first half 1997, after providing for the $17.6 million increase in operating working capital. Financing activities during the first half 1997 provided net cash of $3.4 million, including $1.8 million from the exercise of stock options and $1.6 million from debt sources. The Company expended $8.5 million for capital projects during the first half 1997 to increase production capacity and efficiency of new and existing product lines, including: construction of a facility for production of enhanced network cable; completion of a fiber optic cable facility; and completion of a sales, training and administration facility.

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

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         On January 31, 1997, Nordx/CDT Inc., one of the Company's subsidiaries, filed an action against Siecor Corp. in the U.S. District Court for the District of Delaware (case no. 97-52JJF) seeking a declaration that Nordx/CDT Inc.'s "Tru-lite" trademark and Optimax ST connector do not infringe a Siecor trademark and patent. In response, on February 5, 1997, Siecor filed an action against the Company and certain of its subsidiaries in the U.S. District Court for the Northern District of Texas, Fort Worth Division (case no. 4-97CV-078) seeking unspecified damages and injunctive relief for alleged patent and trademark infringement. The Company believes it has valid defenses to all of Siecor's claims and intends to vigorously contest such claims. It is not possible to predict, with certainty, the outcome of any litigation, however, based upon the present information available, the Company does not believe that such litigation will have a material adverse effect on its results of operation.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Cable Design Technologies Corporation annual meeting of stockholders was held on December 10, 1996.

(b) Proxies were solicited by Cable Design Technologies Corporation and there was no solicitation in opposition to the nominees as listed in the proxy statement. All such nominees were elected pursuant to the vote of the stockholders as follows:


                                                VOTES
                                                -----

                                      For                 Withheld
                                      ---                 --------

         Bryan C. Cressey             16,073,801          163,006

         Paul M. Olson                16,073,526          163,281

         Bernard J. Bannan            16,100,081          136,726

         Myron S. Gelbach, Jr.        16,100,381          136,426

         Michael F. O. Harris         16,073,826          162,981

         Glenn Kalnasy                16,073,801          163,006

         Richard C. Tuttle            16,100,651          136,156



(c) A proposal to increase the authorized shares of common stock to 100,000,000 was approved by a vote of:


         For:         11,206,666

         Against:      4,981,350

         Abstain:         48,791

  The firm of Arthur Andersen LLP was re-elected to serve as auditors for the fiscal year ending July 31, 1997, by a vote of:



  For:        16,027,185

  Against:       180,863

  Abstain:        28,759


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K



(a)   Exhibits
      --------
      3.1 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of the Registrant, as filed with the Secretary of State of Delaware on December 11, 1996. Incorporated herein by reference to the Company's Registration Statement on Form 8-A/A, as filed on December 23, 1996.

      3.2 By-laws of the Registrant. Incorporated herein by reference on to Exhibit 3.2 to the Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-00554), as filed on Febuary 28, 1996.

      4.1 Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to the Company's Registration Statement on Form 8-A as filed on December 11, 1996.

      11.1      Computation of per share earnings.

      15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information.

      20.1 1996 Proxy Statement, as filed on November 12, 1996, and incorporated herein by reference.

      99.1 New York Stock Exchange Listing Application, including the Registrant's Annual Report on Form 10-K attached thereto as Exhibit A, as filed on October 29, 1996, and incorporated herein by reference, the Registrant's Proxy Statement attached thereto as Exhibit B, as filed on November 12, 1996, and incorporated herein by reference and the Registrant's 1996 Annual Report attached thereto as Exhibit C and incorporated herein by reference to Exhibit 13.1 of the Registrant's Annual Report on Form 10-K, as filed on October 29, 1996. Incorporated herein by reference to the Company's Registration Statement on Form 8-A/A, as filed on December 23, 1996.

(b)   Form 8-Ks
      ---------

      None

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     CABLE DESIGN TECHNOLOGIES CORPORATION



March 13, 1997       /s/ Paul M. Olson
                     -------------------------------------------
                     Paul M. Olson
                     President/Chief Executive Officer



March 13, 1997       /s/ Kenneth O. Hale
                     ------------------------------------------
                     Kenneth O. Hale
                     Vice President, Chief Financial Officer and Secretary