Form 10-Q
period 1997-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 1997-06-16
CIK 913142

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997
                           Commission File No. 0-22724



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

                                Yes X       No
                                   --         --


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at 6-10-97
                  -----                         ----------------------
        Common Stock, $.01 Par Value                  18,727,597


================================================================================

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                      -------------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                         Page
                                                                         ----
PART I    FINANCIAL INFORMATION


Item 1    Financial Statements..........................................   3

          Review Report of Independent Public Accountants for
          the Three Months and Nine Months Ended April 30, 1997.........   4

          Cable Design Technologies Corporation and
          Subsidiaries Condensed Consolidated Statements of
          Income - Unaudited for the Three Months and Nine Months Ended
          April 30, 1997 and 1996.......................................   5

          Cable Design Technologies Corporation and
          Subsidiaries Condensed Consolidated Balance Sheets
          as of April 30, 1997 (Unaudited), and July 31, 1996...........   6

          Cable Design Technologies Corporation and
          Subsidiaries Condensed Consolidated Statements of
          Cash Flows - Unaudited for the Nine Months
          Ended April 30, 1997 and 1996.................................   7

          Cable Design Technologies Corporation and
          Subsidiaries - Notes to Condensed Consolidated
          Financial Statements (Unaudited)..............................   8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................  10

PART II   OTHER INFORMATION

Item 1    Legal Proceedings.............................................  13

Item 2    Changes in Securities.........................................  13

Item 3    Defaults upon Senior Securities...............................  13

Item 4    Submission of Matters to a Vote of Security Holders...........  13

Item 5    Other Information.............................................  13

Item 6    Exhibits and Reports on Form 8-K..............................  13

Signatures..............................................................  15

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



REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited consolidated financial statements for the three month and nine month period ended April 30, 1997, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1997, and the related condensed consolidated statements of income for the three and nine-month periods ended April 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine month periods ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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






Pittsburgh, Pennsylvania,                               Arthur Andersen LLP
May 22, 1997

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
             -------------------------------------------------------

                  (Dollars in thousands, except per share data)
                  ---------------------------------------------




                                                            Three Months Ended             Nine Months Ended
                                                                 April 30,                     April 30,
                                                                 ---------                     ---------

                                                           1997            1996            1997            1996
                                                           ----            ----            ----            ----

Net sales                                              $129,965        $112,222        $359,893        $244,519

Cost of sales                                            91,308          77,278         251,269         166,898
                                                       --------        --------        --------        --------

     Gross profit                                        38,657          34,944         108,624          77,621

Selling, general & administrative                        23,194          21,636          65,375          43,213

Non-recurring charges                                       ---          16,730             ---          16,730
                                                       --------        --------        --------        --------

     Income (loss) from operations                       15,463          (3,422)         43,249          17,678

Interest expense, net                                     1,410           1,682           3,553           4,309

Other (income) expense                                     (576)             (3)           (436)             (5)
                                                       --------        --------        --------        --------

     Income (loss) before income taxes and
     extraordinary items                                 14,629          (5,101)         40,132          13,374

Income tax provision (credit)                             5,438          (1,744)         14,863           5,645
                                                       --------        --------        --------        --------
Income (loss) before extraordinary item                   9,191          (3,357)         25,269           7,729

Extraordinary item (net of tax):

     Loss on early extinguishment of debt                   ---            (596)            ---            (596)
                                                       --------        --------        --------        --------
Net income (loss)                                        $9,191         $(3,953)        $25,269          $7,133
                                                       ========        ========        ========        ========
Per share data:

     Weighted average number of common
     shares and equivalents                          20,522,833      16,819,139      20,531,822      18,028,234

     Income (loss) per common share before
     extraordinary items                                  $0.45          ($0.20)          $1.23           $0.43

     Extraordinary item                                     ---           (0.04)            ---           (0.03)
                                                       --------        --------        --------        --------
     Net income (loss) per common share                   $0.45          ($0.24)          $1.23           $0.40
                                                       ========        ========        ========        ========




        The accompanying notes are an integral part of these statements

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                  (Dollars in thousands, except per share data)
                  ---------------------------------------------


                                                                                    As of             As of
                                                                                  April 30,         July 31,
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                 (Unaudited)

ASSETS
------
Current assets:

   Cash and cash equivalents                                                          $12,372           $16,097

   Accounts receivable, net of allowance for uncollectible amounts of
   $3,623 and $2,660, respectively                                                    105,844            96,490

   Inventories                                                                        127,954            90,618

   Other current assets                                                                 7,822             5,251
                                                                                   ----------         ---------
       Total current assets                                                           253,992           208,456

Net property, plant and equipment                                                     104,519            89,519

Goodwill, net                                                                          54,918            16,692

Other assets                                                                            8,308             5,438
                                                                                   ----------         ---------
Total assets                                                                         $421,737          $320,105
                                                                                   ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

   Current liabilities                                                                $80,504           $72,682

   Long-term debt, excluding current maturities                                       138,447            73,068

   Other non-current liabilities                                                       11,328             8,898
                                                                                   ----------         ---------
Total liabilities                                                                     230,279           154,648
                                                                                   ----------         ---------
Stockholders' equity:

   Preferred stock, par value $.01 per share -
   authorized 1,000,000 shares, no shares issued                                          ---               ---

   Common stock, par value $.01 per share -
   authorized 100,000,000 shares
   issued and outstanding, 18,632,737 and shares 18,054,498,
   respectively                                                                           186               181

   Paid in capital                                                                    155,904           152,864

   Deferred compensation                                                                (126)             (208)

   Retained earnings                                                                   37,453            12,184

   Currency translation adjustment                                                    (1,959)               436
                                                                                   ----------         ---------
       Total stockholders' equity                                                     191,458           165,457
                                                                                   ----------         ---------
Total liabilities and stockholders' equity                                           $421,737          $320,105
                                                                                   ==========         =========

       The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
           -----------------------------------------------------------

                             (Dollars in thousands)
                             ----------------------


                                                                                       Nine months ended
                                                                                           April 30,
                                                                                           ---------

                                                                                        1997              1996
                                                                                        ----              ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $8,126            $4,757
                                                                                     --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property, plant and equipment                                    (12,265)          (10,748)

       Acquisition of businesses, including transaction costs, net of cash
       acquired                                                                      (72,205)          (99,752)
                                                                                     --------           -------
           Net cash used by investing activities                                     (84,470)         (110,500)
                                                                                     --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Funds provided by long-term debt                                                12,053            80,399

       Funds used to reduce long-term debt                                           (38,016)          (87,890)

       Net proceeds from issuance of common stock                                       3,045           115,840

       Net change in revolving note borrowings                                         95,661            15,326

       Payments for deferred financing fees                                               ---           (2,051)
                                                                                     --------           -------
           Net cash provided by financing activities                                   72,743           121,624

EFFECT OF CURRENCY TRANSLATION ON CASH                                                  (124)              (10)
                                                                                     --------           -------
           Net increase (decrease) in cash                                            (3,725)            15,871

Cash and cash equivalents, beginning of period                                         16,097             2,210
                                                                                     --------           -------
Cash and cash equivalents, end of period                                              $12,372           $18,081
                                                                                      =======           =======



        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
        ----------------------------------------------------------------



1.     BASIS OF PRESENTATION:
      ----------------------

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


2.     INVENTORIES
       -----------

Inventories of the Company consist of the following:


                                               April 30,          July 31,
                                                 1997               1996
                                             --------------    ---------------

                                                  (Dollars in thousands)


Raw materials                                    $  33,192            $24,004

Work-in-process                                     24,734             21,981

Finished goods                                      70,028             44,633
                                             --------------    ---------------


                                                  $127,954            $90,618
                                            ===============    ===============


3.     PREFERRED STOCK PURCHASE RIGHTS
       -------------------------------

On December 10, 1996, the Board of Directors adopted a Rights Agreement ("Rights Agreement"). Under the Rights Agreement, one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock will be distributed to stockholders of record on December 26, 1996. Each Right entitles the holder to buy one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $150.00. The Company has designated 100,000 shares of the previously authorized $0.01 par value preferred stock as junior participating preferred stock in connection with the Rights Agreement. The Rights are exercisable only if a person or group (with certain exceptions) acquires, or announces a tender offer to acquire, 20% or more of the Company's common stock (the "Acquiror"). If the Acquiror purchases 20% or more of the total outstanding shares of the Company's common stock, or if the Acquiror acquires the Company in a reverse merger, each Right (except those held by the Acquiror) becomes a right to buy shares of the Company's common stock having a market value equal to two times the exercise price of the Right. If the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power is sold or transferred, each Right (except those held by the Acquiror) becomes a right to buy shares of the common stock of the Company having a market value of two times the exercise price. The Company may exchange the Rights for shares of the Company's common stock on a one-to-one basis at any time after a person or group has acquired 20% or more of the outstanding stock. The Company is entitled to redeem the Rights at $0.01 per Right (payable in cash or common stock of the Company, at the Company's option) at any time before public disclosure that a 20% position has been acquired. The Rights expire on December 11, 2006, unless previously redeemed or exercised.

4.     STOCK REPURCHASE PROGRAM
       ------------------------

On May, 7, 1997, the Board of Directors approved a program under which up to $30 million of the Company's stock may be repurchased on the open market or in privately negotiated transactions, based on market conditions. No shares have been repurchased under the program.


5.     DEBT/CREDIT FACILITY
       --------------------

On April 10, 1997, the Company entered into a revised credit agreement (the "Agreement"). The Agreement permits borrowings at applicable margins, based on certain financial ratios, above Eurodollar, bankers acceptance or bank prime interest rates, at the Company's discretion, and is comprised of a $105.0 million revolver ("The U.S. Revolver") and a CDN $115.0 million Canadian Revolver. Conversion of the Canadian term loan to Canadian Revolver at the date of the Agreement has been reflected as a reduction of long-term debt and net change in revolving note borrowings in the condensed consolidated statement of cash flows for the nine months ended April 30, 1997. A commitment fee of 0.15% is accrued on the unused portions of The U.S. Revolver and the Canadian Revolver.


6.     BUSINESS ACQUISITION
       --------------------

On April 7, 1997, the Company purchased the operating assets of Dearborn Wire and Cable L.P. and Subsidiaries ("Dearborn/CDT"). The acquisition was accounted for under the purchase method (APB 16) and, subject to certain final purchase adjustments, the assets acquired and liabilities assumed as follows:

                                      (Dollars in thousands)

           Assets acquired                   $  87,097

           Liabilities assumed                (10,749)

           Notes and commitments               (8,848)
                                          -------------

           Net cash paid                     $  67,500


The pro forma financial information presented below represents the effect of pro forma adjustments related to the acquisition of Dearborn/CDT, and gives effect to the Offering and the acquisitions of NORDX/CDT and Raydex/CDT that occurred during fiscal 1996, as previously described and disclosed in the Company's July 31, 1996, Annual Report and Form 10-K. The pro forma financial information below reflects these transactions as if they had occurred on August 1, 1995, and excludes the effect of non-recurring and extraordinary charges, as previously disclosed. The Company has filed a Form 8-K (as amended by Form 8-K/A) that contains additional financial information with respect to the Dearborn/CDT acquisition.



                                                                        (Pro forma unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                             April 30,                         April 30,
                                                        -------------------                ------------------

                                                       1997             1996             1997             1996
                                                       ----             ----             ----             ----
                                                                       (Dollars in thousands)

Net sales                                              $146,213         $134,354         $420,428          $415,995
                                                       ========         ========         ========          ========
Income before extraordinary items                         9,932           8,181            27,363            23,376
                                                       ========         ========         ========          ========
Net income                                                9,932           8,181            27,363            23,376
                                                       ========         ========         ========          ========
Net income per common share                               $0.48          $ 0.40             $1.33             $1.15
                                                       ========         ========         ========          ========


The pro forma financial information presented above does not purport to present what the Company's results of operations would actually have been if the acquisitions of Dearborn/CDT, NORDX/CDT and Raydex/CDT and the

Offering had occurred on August 1, 1995, or to project the Company's results of operations for any future period.

On March 14, 1997, the Company acquired 51% of the outstanding stock of Stronglink Pty. Ltd., of Australia. The acquisition was accounted for under the purchase method (APB 16). The prior results are not material; therefore, pro forma financial information is not presented.

7.     EARNINGS PER SHARE
       ------------------

The earnings per share calculation for the three months ended April 30, 1996, excludes common stock equivalents. The inclusion of common stock equivalents would be anti-dilutive.


The Financial Accounting Standards Board issued Statement 128, "Earnings per Share" (FAS 128) in February 1997. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. The pro forma information below presents the effect on earnings per share as if FAS 128 had been adopted.

                                                            (Pro forma, unaudited)
                                                 Three Months Ended           Nine Months Ended
                                                       April 30,                   April 30,
                                                 1997            1996         1997            1996
                                                 ----            ----         ----            ----
Basic EPS:

 Income/(loss) per common share
 before extraordinary Items                      $0.50           ($0.20)       $1.38           $0.50

 Extraordinary Item                              ---             ($0.04)       ---            ($0.04)
                                                 -----           ------        -----          ------
 Net income/(loss)per common share               $0.50           ($0.24)       $1.38           $0.46

 Diluted EPS:

 Income/(loss) per common share
 before extraordinary Items                      $0.45           ($0.20)       $1.23           $0.43

 Extraordinary Item                              ---             ($0.04)       ---            ($0.03)
                                                 -----           ------        -----          ------
 Net income/(loss)per common share               $0.45           ($0.24)       $1.23           $0.40


8.     ACCOUNTING FOR STOCK-BASED COMPENSATION
       ---------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). As allowable under SFAS No. 123, the Company has elected to disclose in the notes to the financial statements the impact on net income and net income per share as if the fair value based compensation cost had been recognized. The Company will reflect this disclosure in the notes to the July 31, 1997, fiscal year end consolidated financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                  THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO
                        THREE MONTHS ENDED APRIL 30, 1996

Net Sales Net sales for the three months ended April 30, 1997 ("third quarter
---------
1997"), increased $17.8 million, or 15.8%, to $130.0 million compared to $112.2 million for the three months ended April 30, 1996 ("third quarter 1996"). Net sales for third quarter 1997 include the addition of $12.4 million of sales attributable to the recently acquired businesses: Cekan/CDT, X-Mark/CDT, Stronglink/CDT and Dearborn/CDT. Sales of network systems products increased $5.4 million, or 9.5%, over the third quarter 1996 primarily due to strong sales of NORDX/CDT's IBDN connectivity products. Sales volume increase of network cable in the third quarter 1997 offset lower average selling prices compared to the third quarter 1996. Sales of communications cable increased $1.5 million, or 6.4%, over the third quarter 1996, due to increased demand for cable to support telephone company expansion of distribution network capacity. Sales of computer interconnect cable products increased $0.6 million, or 11.8%, over the third quarter 1996, primarily as a result of higher sales of cable used in satellite and radio based telephone systems. Third quarter 1997 sales of other products, principally cable, increased $9.9 million. Sales attributable to the recently acquired Dearborn/CDT accounted for the majority of the increase in sales of other products.

Gross Profit Gross profit for the third quarter 1997 increased $3.7 million to
------------
$38.7 million compared to $34.9 million for the third quarter 1996. Network systems products, including NORDX/CDT's IBDN network structured wiring products, accounted for approximately 16% of the increase in third quarter 1997 gross profit. The gross profit contributed by sales of communications cable accounted for approximately 8% of the third quarter 1997 increase. The gross profit contributed by other products, principally cable, accounted for approximately 76% of the third quarter 1997 increase in gross profit, principally due to the additional gross profit contributed by Dearborn/CDT.

The gross margin for the third quarter 1997 was 29.7% compared to 31.1% for the third quarter 1996. The lower gross margin primarily reflects the lower average selling prices for Teflon(R) plenum category 5 network cables in the third quarter 1997 compared to the third quarter 1996.

Selling, General and Administrative Expense Selling, general and administrative
--------------------------------------------
expense ("SG&A") for the third quarter 1997 was $23.2 million compared to $21.6 million for the third quarter 1996. The increase in SG&A is attributable to the recently acquired businesses. As a percent of sales, SG&A was 17.8% for the third quarter 1997 versus 19.3% for the third quarter 1996. The decrease in SG&A as a percent of sales for the third quarter 1997 was primarily the result of the lower average SG&A percentage of the recently acquired businesses. Additionally, SG&A costs increased only 7.2% compared to an increase in sales of 15.8% for the third quarter 1997.

Income from Operations Income from operations for the third quarter 1997 was
-----------------------
$15.5 million compared to $13.3
million for the third quarter 1996, excluding non-recurring charges. Including non-recurring charges, operating loss for the third quarter 1996 was ($3.4) million. The non-recurring charges represent the write-off of $9.8 million of in-process research and development costs in connection with the NORDX/CDT acquisition and $6.9 million from the vesting of stock appreciation rights in connection with the February 28, 1996, common stock offering. The operating margin, derived by dividing operating income by net sales, was 11.9% for both the third quarter 1997 and the third quarter 1996 (excluding non-recurring charges).

Net Income Net income increased $2.0 million or 28.2% to $9.2 million ($0.45 per
----------
share) compared to net income of $7.2 million ($0.37 per share) for the third quarter 1996, excluding non-recurring and extraordinary charges. Net income for the third quarter 1997 reflects approximately $0.3 million (net of tax) of foreign currency transaction gains.

                  NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO
                        NINE MONTHS ENDED APRIL 30, 1996

Net Sales Net sales for the nine  months  ended  April 30,  1997,  ("first  nine
---------
months 1997") increased 47.2% to $359.9 million compared to $244.5 million for the nine months ended April 30, 1996 ("first nine months 1996"). Sales for the first nine months 1997 include the addition of $115.0 million of sales
attributable  to  the  recently  acquired  businesses:   Cekan/CDT,  X-Mark/CDT,
Stronglink/CDT, Dearborn/CDT and the incremental sales of NORDX/CDT for the six month period ended January 31, 1997. Sales of network systems products increased $57.1 million over the first nine months 1996. The lower pricing and sales volume for Teflon(R) plenum category 5 network cables for the first nine months 1997 compared to the first nine months 1996 was more than offset by the additional sales of network systems products attributable to the recently acquired businesses of $65.3 million. Sales of communications cable increased $39.8 million over the first nine months 1996 primarily due to the addition of the incremental sales from NORDX/CDT's communications cable business for the six month period ended January 31, 1997. Sales of computer interconnect cable products for the first nine months 1997 increased $2.7 million, or 18.4%, compared to the first nine months 1996, primarily as a result of higher sales of cable for mainframe computer systems and cables used in satellite and cellular based communication systems. Sales of automation, sound & safety cable products increased $2.2 million, or 4.4%, over the first nine months 1996. Sales of other products, principally cable, increased $13.6 million over the first nine months 1996, principally as a result of sales attributable to the recently acquired Dearborn/CDT. Sales outside of North America increased $15.5 million, or 25.6%, to $76.1 million for the first nine months 1997. The increase in sales outside of North America attributable to the recently acquired businesses of $16.7 million more than offset a decline in export sales primarily due to the strengthening U.S. dollar.

Gross Profit Gross profit for the first nine months 1997 increased $31.0
------------
million, or 39.9%, to $108.6 million compared to $77.6 million for the first nine months 1996. The gross profit contributed by the recently acquired businesses of Cekan/CDT, X-Mark/CDT, Stronglink/CDT, Dearborn/CDT and the incremental gross profit of NORDX/CDT for the six month period ended January 31, 1997 accounted for $33.3 million of the overall increase in gross profit for the first nine months 1997. Network systems products accounted for approximately 47% of the increase over last year as a result of the gross profit attributable to the recently acquired businesses. Communications cable products accounted for approximately 32% of the increase in gross profit over last year primarily due to the incremental gross profit attributable to NORDX/CDT for the six month period ended January 31, 1997. The gross profit contributed by other products, principally cable, accounted for approximately 12% of the increase in gross profit principally due to the additional gross profit contributed by Dearborn/CDT and from the increased sales of other products by the Company's pre-acquisition businesses.

The gross margin was 30.2% for the first nine months 1997 compared to 31.7% for the first nine months 1996. The reduction in gross margin was primarily due to lower pricing for Teflon(R) plenum category 5 network cables. Additionally, a higher percentage of sales in the first nine months 1997 were attributable to the recently acquired NORDX/CDT, Cekan/CDT, X-Mark/CDT, Stronglink/CDT and Dearborn/CDT which in the aggregate have a lower gross margin, particularly NORDX/CDT's communications cable products, relative to the Company's historical operations.

Selling,  General and Administrative Expense SG&A for the first nine months 1997
--------------------------------------------
increased $22.2 million to $65.4 million compared to $43.2 million for the first nine months 1996. As a percent of sales, SG&A was 18.2% for the first nine months 1997 compared to 17.7% for the first nine months 1996. The higher SG&A as a percent of sales for the first nine months 1997 is primarily the result of the additional SG&A attributable to the recently acquired NORDX/CDT business which, relative to the Company's other operations, represents a higher percentage of sales.

Income from Operations Income from operations for the first nine months 1997 was
----------------------
$43.2 million compared to $34.4 million for the first nine months 1996, excluding non-recurring charges. Including non-recurring charges, income from operations was $17.7 million for the first nine months 1996. The operating margin, derived by dividing operating income by net sales, was 12.0% for the first nine months 1997 compared to 14.1% for the first nine months 1996 (excluding non-recurring charges). The lower operating margin for the first nine months 1997 was primarily the result of the lower average selling prices for Teflon(R) plenum category 5 network cables and the inclusion of the incremental operating results of NORDX/CDT for the six months ended January 31, 1997 which, relative to the Company's pre-acquisition operations, had a lower operating margin.

Net Income Net income for the first nine  months 1997  increased  38.4% to $25.3
----------
million, or $1.23 per share, compared to net income of $18.3 million, or $1.01 per share, for the first nine months 1996 excluding non-recurring and extraordinary charges.

FINANCIAL CONDITION

Liquidity and Capital Resources Based on the Company's current  expectations for
-------------------------------
its business, management believes that its cash flow from operations and the available portion of its revolving credit facilities and foreign credit facilities will provide it with sufficient liquidity to meet the current liquidity needs of the Company.

The Company revised its existing credit agreement (the "Agreement") on April 10, 1997. The Agreement is comprised of a $105.0 million revolver loan (the "U.S. Revolver") and a CDN $115.0 million Canadian revolver loan (the "Canadian Revolver"). The Agreement specifies interest at varying margins, based on certain financial ratios, over Eurodollar, bankers acceptances or bank prime interest rates at the Company's discretion. A commitment fee of 0.15% will be accrued on the unused portion of the U.S. Revolver and Canadian Revolver.

The Company completed the acquisition of Dearborn/CDT as of April 7, 1997 for approximately $72 million, net of cash acquired.

Working  Capital During the first nine months 1997,  operating  working  capital
----------------
increased $25.1 million excluding increases resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the result of an increase in inventories of $19.5 million and a decrease in accounts payable and accrued liabilities of $5.7 million. The increase in inventory primarily reflects a buildup of communications cable products in anticipation of seasonal demand and stocking of a new west coast warehouse. The change in operating working capital excludes changes in cash and current maturities of long-term debt.

Cash  Flow  The  Company  generated  $8.1  million  of net cash  from  operating
----------
activities during the first nine months 1997. Net cash used by investing activities of $84.5 million included $72.2 million for the acquisition of businesses (principally Dearborn/CDT) and $12.3 million for capital projects during the first nine months of 1997 to increase the production capacity and efficiency of new and existing product lines, including: construction of a facility to manufacture enhanced network cable; the construction of a new sales, training and administration facility; and completion of a fiber optic cable facility. Net cash provided by financing activities of $72.7 million included $3.0 million from the exercise of stock options and $69.7 million from debt sources (net).

NEW ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". See Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Prospectus dated February 27, 1996, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Incorporated herein by reference to the Company's quarterly report on Form 10-Q, as filed on March 13, 1997.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

              11.1  Computation of per share earnings

              15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information

              99.1 Credit Agreement dated April 10, 1997, among the Company, Cable Design Technologies Inc., The First National Bank of Boston, Banque Paribas, Chicago Branch, Paribas Bank of Canada, Bank of America Illinois, Bank of America Canada and other lenders party thereto.

         (b)  Reports on Form 8-K:

              (i) The Company filed a Form 8-K related to the acquisition of Dearborn/CDT on April 22, 1997, (as amended by Form 8-K/A filed with the Securities and Exchange Commission on June 10, 1997) and included the following financial statements:

                    Audited Financial Statements of Dearborn Wire and Cable L.P.
                    ------------------------------------------------------------
                    and Subsidiaries
                    ----------------

                    (a) Consolidated Balance Sheet as of December 31, 1996 and 1995.

                    (b) Consolidated Statement of Income for the years ended December 31, 1996 and 1995.

                    (c) Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995.

    Pro Forma Condensed Consolidated Financial Statements (unaudited)
    -----------------------------------------------------------------

    (a) Pro forma Condensed Consolidated Balance Sheet as of January 31, 1997.

    (b) Pro forma Condensed Consolidated Statement of Income for the year ended July 31, 1996.

    (c) Pro forma Condensed Consolidated Statement of Income for the six months ended January 31, 1997.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CABLE DESIGN TECHNOLOGIES CORPORATION




                              /s/ Paul M. Olson
                              ----------------------------------------
June 16, 1997                 Paul M. Olson
                              President and Chief Executive Officer





                              /s/ Kenneth O. Hale
                              ----------------------------------------
June 16, 1997                 Kenneth O. Hale
                              Vice President, Chief Financial Officer
                              and Secretary