Form 10-K
period 1997-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1997-10-28
CIK 913142

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the fiscal year ended July  31, 1997

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
     Title of Each Class                                     on Which Registered
     -------------------                                     -------------------
Common Stock, $.01 par value                             New York Stock Exchange
Preferred Stock Purchase Rights, with
 respect to Common Stock, par value
 $.01 per share                                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                                Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [_]



Exhibit Index on Page     14                                      Page 1 of 79
                      ----------                                           ----

================================================================================

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at October 14, 1997, is $612,170,460.

The number of shares outstanding of the registrant's Common Stock at October 14, 1997, is 18,861,417.



                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 1997, (the "Proxy Statement") are incorporated by reference into Part III.

Portions of the 1997 Cable Design Technologies Corporation Annual Report to Stockholders (the "1997 Annual Report") are incorporated by reference into Parts I, II and IV.

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                               Table of Contents


                                   PART I                      Page


Item 1.      Business...........................................  2

Item 2.      Properties.........................................  8

Item 3.      Legal Proceedings..................................  9

Item 4.      Submission of Matters to a Vote of Security Holders 11

Item 4.1.    Executive Officers of the Registrant............... 11


                                    PART II

Item 5.      Market for the Registrant's Common Stock
             and Related Stockholder Matters.................... 12

Item 6.      Selected Financial Data............................ 12

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...... 12

Item 8.      Financial Statements and Supplementary Data........ 12

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure............. 12


                                    PART III

Item 10.     Directors and Executive Officers of
             the Registrant..................................... 13

Item 11.     Executive Compensation............................. 13

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management.............................. 13

Item 13.     Certain Relationships and Related Transactions..... 13


                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K............................ 14

             Signatures......................................... 18

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES AND INCORPORATES BY REFERENCE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED IN THIS REPORT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS REPORT AND THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, INCLUDING WITHOUT LIMITATION IN CONJUNCTION WITH THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT AND UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

PART I.


ITEM 1.  BUSINESS

(a). GENERAL DESCRIPTION OF BUSINESS

  Cable Design Technologies Corporation (the "Company", the "Registrant" or "CDT") was incorporated on May 18, 1988 under the laws of the State of Delaware with its principal office located at 661 Andersen Drive, Pittsburgh, Pennsylvania 15220 (Telephone: 412-937-2300).

  CDT is a designer and manufacturer of specialty electronic data transmission cables and network structured wiring systems. CDT products include high performance copper, fiber optic, and composite cable constructions, connectors and component assemblies that are used in network, communications, computer interconnect, wireless, commercial aviation, automotive, automation sound & safety, and other applications.

  The Company, as it exists today, was incorporated on May 18, 1988, but was conceived in 1985 by its current President and Chief Executive Officer, Paul Olson, together with other members of current management, shortly after acquiring the West Penn Wire Corporation ("West Penn/CDT"). In 1988, the Company underwent a recapitalization pursuant to which Golder, Thoma, Cressey Fund II purchased a controlling interest in the Company. On July 14, 1988, the Company acquired all of the outstanding capital stock of Cable Design Technologies Inc. (formerly Intercole Inc.).

  Acquisitions have been an important part of CDT's strategy. In March 1986, the Company acquired Mohawk Wire & Cable Corporation ("Mohawk/CDT") , a cable manufacturer with established relationships with companies involved in the early stages of computer cable network development. In December 1988, the Company purchased Montrose Products Company ("Montrose/CDT"), a specialty electronic cable company with established relationships with IBM and other major purchasers of computer interconnect products. In August 1990, the Company established CDT International to respond to increasing demand for data transmission cable products in international markets. In May 1991, the Company expanded its international presence by purchasing Anglo-American Cables Ltd. ("Anglo/CDT"), a European cable distributor. In March 1993, the Company established Phalo/CDT to further increase its production capabilities and broaden its product line. In May 1994, the Company acquired all the outstanding stock of Nya NEK Kabel AB ("NEK/CDT"), located near Gothenburg, Sweden, to enter the sophisticated broadcast, CATV and antenna cable markets and to expand network systems cable manufacturing capacity into Europe. In June 1995, the Company purchased all of the operating assets of Manhattan Electric Cable Corporation ("Manhattan/CDT") based in Rye, New York to enhance sales of specialty electronic cables for industrial automation and robotic applications. In August 1995, the Company purchased Cole-Flex Corporation of West Babylon, New York to combine its sleeving and tubing capabilities with Manhattan/CDT. In September 1995, the Company purchased the operating assets of the Raydex Division of Volex Group, p.l.c. ("Raydex/CDT") (United Kingdom) to provide additional international manufacturing capabilities of specialty and high performance electronic cables for computer network systems, telecommunications, aerospace, CATV, and industrial applications. Effective February 2, 1996, the Company acquired the assets of Northern Telecom Limited's ("Nortel") communications cable and IBDN network structured wiring products businesses ("NORDX/CDT") (Canada). On June 4, 1996, the Company acquired the stock of Cekan A/S ("Cekan/CDT") (Denmark), a manufacturer of high performance, telecommunications connectors. On July 25, 1996, the Company acquired, in exchange for shares of its common stock, X-Mark Industries ("X-Mark/CDT") (Washington, PA), a manufacturer of specialized metal enclosures for network systems. On March 14, 1997 the Company acquired 51% of the outstanding stock of Stronglink, Pty. Ltd. ("Stronglink/CDT") (Australia), to enhance international distribution of network and specialty cables in the Australian marketplace. On April 7, 1997, the Company acquired the assets of Dearborn Wire & Cable, L.P. and its affiliates, Dearborn West, L.P. and Thermax Wire, L.P. (collectively, "Dearborn/CDT"), a manufacturer of specialty electronic cables for instrumentation and control, commercial aviation, automotive and marine applications, and component assemblies for wireless applications.

Subsequently, in September 1997, the Company acquired all the outstanding stock of Barcel Acquisition Corporation ("Barcel/CDT") of Irvine, California, a manufacturer of high performance specialty cable for commercial and military aviation applications.

(b). PRODUCTS

  The markets served by the Company principally involve specialty cables and network structured wiring components for computer local area networks ("LANS") and wide area networks ("WANS"), communications, computer interconnect, wireless, commercial aviation, automotive, automation sound & safety, and other applications.

  Network Structured Wiring  -  This product group encompasses the cables,
  -------------------------
connectors, wiring racks and panels, outlets and interconnecting hardware to complete the end-to-end network system requirements of LANS and WANS. Additional capital expenditures and acquisitions over the last three years have greatly increased the Company's capacity in this product area. Sales of network structured wiring products were $253.4 million, $187.0 million, and $102.4
million in fiscal 1997, 1996, and 1995, respectively.   Sales of these products
represented approximately 49%, 52% and 54% of the Company's total sales for the fiscal years 1997, 1996 and 1995, respectively.

  Automation Sound & Safety  -  Automation sound & safety encompasses three
  -------------------------
distinct applications for data and signal transmission cables. Automation applications include climate control, premise video distribution and sophisticated security and signal systems involving motion detection, electronic card and video surveillance technologies. Sound includes voice activation, evacuation and other similar systems and safety refers to certain attributes of data transmission cable that improve the safety and performance of such cable under hazardous conditions, particularly in buildings for advanced fire alarm and safety systems.

  The Company's sales in this market were $71.4, $68.7, and $47.2 million in fiscal 1997, 1996 and 1995, respectively. Sales of these products represented 14%, 19% and 25% of the Company's total sales in fiscal 1997, 1996 and 1995, respectively.

  Computer Interconnect  -  Computer interconnect refers to a family of data
  ---------------------
transmission cables used to internally connect components of computers, telecommunication switching and related electronic equipment, and to externally connect large and small computers to a variety of peripheral devices. Sales of these products were $22.9, $18.8 and $22.9 million for fiscal 1997, 1996 and 1995, respectively. Sales of these products represented approximately 4%, 5% and 12% of the Company's total sales for fiscal 1997, 1996 and 1995, respectively.

  Communications - Through the acquisition of NORDX/CDT in fiscal 1996, the
  --------------
Company entered the market for outside communications, switchboard and equipment cable. This product group is primarily manufactured by its NORCOM/CDT facility in Kingston, Ontario, which is the largest communications cable operation in Canada. Sales of this product group were $94.1 million for fiscal 1997, and $49.4 million for the six month post-acquisition period in fiscal 1996, and represented approximately 18% and 14% of the Company's total sales for fiscal 1997 and 1996, respectively.

  Other  -  The Company also manufactures products for a variety of other
  -----
electronic wire and cable applications and markets, including instrumentation and process control, commercial aviation and marine, automotive electronics, broadcast, wireless component assemblies, CATV, microwave antenna, medical electronics, electronic testing equipment, robotics, electronically controlled factory equipment, copiers, home entertainment and appliances.

  A business unrelated to the Company's core business manufactures precision molds used by major tire manufacturers.

(c). RAW MATERIALS

  The principal raw materials used by CDT are copper and insulating compounds. Raw materials are purchased on a consolidated basis whenever possible to reduce costs and improve supplier service levels. Copper is purchased from several domestic suppliers. Price terms are generally producers' prices at time of shipment. The Company generally does not engage in hedging transactions for the purchase of copper. Currently, world stocks of and capacity for copper are adequate to meet the Company's requirements. CDT purchases insulating compounds, including Teflon/(R)/, from various suppliers. The inability of one of such suppliers to supply such insulating material could have an adverse effect on CDT's business until a replacement supplier is found or substitute materials are approved for use. Other raw materials used by CDT include LEXAN/(R)/, optical fiber, reels, tapes, textiles, chemicals and other materials. Currently, supplies of these other raw materials are adequate to meet the Company's needs and are expected to remain so for the foreseeable future.

(d). CUSTOMERS

  The Company sells its products directly to original equipment manufacturers
(OEMs), regional Bell operating companies, certified system vendors, and established distributors. The Company supports over 9,500 customers. No single customer accounted for more than 10% of sales in fiscal 1997, 1996 or 1995, except that sales to business units of Bell Canada Enterprises represented approximately 11% of fiscal 1997 and 1996 sales.

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

  In the market for computer network structured wiring products, the Company competes with a large number of competitors, several of which are significantly larger than the Company. The Company competes in the network structured wiring market by adapting to shifting customer demand for new products, and in the case of NORDX/CDT, by offering complete, certified network structured wiring systems. Product price and engineering capabilities are principal factors which affect competition in the computer interconnect market. In the automation sound & safety market, the Company competes against a relatively large number of companies, most of which are smaller in size than the Company. Product prices, company reputation and product integrity are principal factors which affect competition in the automation sound & safety market. In the markets for communications, switchboard and equipment cable, price, reputation, production quality and availability are principal competitive factors.


(f).   BACKLOG

  Backlog orders believed to be firm were $62.2 million at July 31, 1997, compared to $45.6 million at July 31, 1996. The Company believes that substantially all of the backlog is shippable within the next twelve months. Generally, customers may cancel orders for standard cable products without penalty upon thirty days notice.


(g). ENVIRONMENTAL MATTERS

  The Company is subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the United States Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Regulations of particular significance to the Company include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and release of hazardous chemicals. Although the Company believes it is in substantial compliance with such laws and regulations, the Company may from time to time not be in full compliance and may be subject to fines or other penalties for noncompliance.

  The Company does not currently anticipate any material adverse effect on its business as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise in the future. Moreover, it is possible that future developments, such as increasingly strict requirements of air emission control and other environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.


(h). EMPLOYEES

  As of July 31, 1997, the Company had approximately 2,900 full time employees, of which approximately 1,300 were represented by labor unions. The Company has not experienced any work stoppages at its plants and believes its current relations with its employees are good, however, there can be no assurance that conflicts will not arise with unions or other employee groups or that such conflicts would not have a material adverse effect on the Company's business.


(i). FOREIGN OPERATIONS

  For information regarding the Company's foreign and domestic operations and export sales, see Note #14, "Geographic Segments and Export Sales" as presented in the Company's Notes to Consolidated Financial Statements.


(j). RESEARCH AND DEVELOPMENT

  For information concerning expenditures on research and development activities, see Note #2, "Significant Accounting Policies," as presented in the Company's Notes to Consolidated Financial Statements.


(k). RISK FACTORS

  Ability to Successfully Integrate Acquisitions. Although the Company has been successful in integrating previous acquisitions, no assurance can be given that it will continue to be successful in integrating future acquisitions. The integration and consolidation of acquired businesses will require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share. While the Company believes that it has sufficient financial and management resources to accomplish such integration, there can be no assurance in this regard or that the Company will not experience difficulties with customers, personnel or others. In addition, although the Company believes that its acquisitions will enhance the competitive position and business prospects of the Company, there can be no assurance that such benefits will be realized or that any combination will be successful.

  Technological Obsolescence. Many of the markets that the Company serves are characterized by rapid technological change. The Company believes that its future success will depend in part upon its ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. The failure to successfully introduce new or enhanced products on a timely and cost-competitive basis could have a material adverse effect on the Company's business.

  Fiber optic technology represents a potential substitute for copper-based cable products. A significant decrease in the cost of fiber optic systems could make such systems superior on a price performance basis to copper systems and may have a material adverse effect on the Company's business. To date, fiber optic cables have not significantly penetrated the markets served by the Company due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. Although the Company is a fiber optic cable supplier in niche, specialty markets, there can be no assurance that the Company will have sufficient production capacity for fiber optic cable products in order to adapt to a potential significant increase in demand for fiber optic cable products.

  Wireless network communications technology may represent a threat to both copper and fiber optic-based systems by reducing the need for premise wiring. The Company believes that the limited signal security and the relatively slow transmission speeds of current wireless systems restrict the use of such systems in many data communication markets. However, there can be no assurance that future advances in wireless technology will not have a material adverse effect on the Company's business.

  Products have recently been introduced by other companies that electronically expand cable bandwidth. The Company does not sell nor does it intend to sell such products. By enhancing cable performance, these products allow expanded data services without upgrading existing cable. These devices are being sold primarily to telephone companies to enhance local loop and central office cable performance, eliminating costly replacement of aerial and/or direct burial telephone cable. The Company believes that the complexity these systems add to the maintenance and repair of a communications network limits their attractiveness to users and consequently limits their effect on the Company's business. There can be no assurance, however, that potential advances in electronic cable enhancement will not have a material adverse effect on the Company's business.

  Price Fluctuations of Raw Materials. Copper is the principal raw material purchased by the Company, and the Company's sales may be affected by the market price of copper. The Company does not generally engage in hedging transactions for copper. Although the Company has generally been able to pass on increases in the price of copper to its customers, there can be no assurance that the Company will be able to do so in the future. Additionally, significant increases in the price of the Company's products due to increases in the cost of copper could have a negative effect on demand for the Company's products. Similarly, significant decreases in the price of copper over time could have a material adverse effect on the Company's business.

  Potential Unavailability of Raw Materials. The Company purchases insulating compounds from various suppliers. The inability of one such supplier to supply such raw materials could have a material adverse effect on the Company's business until a replacement supplier is found or substitute materials are approved for use. The Company's supplier of Teflon/(R)/ FEP is currently operating at capacity and is unable to fully meet the Teflon/(R)/ FEP requirements of the Company and the supplier's other customers. The supplier has announced plans to expand its Teflon/(R)/ FEP production facilities. The Company believes that the current tight supply of Teflon/(R)/ FEP will be mitigated by mid 1998 if the supplier's production capacity is increased in accordance with the supplier's announcement. There can be no assurance, however, that the tight supply of Teflon/(R)/ FEP will be mitigated as anticipated.

  Integrated Building Distribution Network ("IBDN") structured wiring plastic components manufactured by NORDX/CDT require the use of LEXAN/(R)/ plastic. From time to time in the past, there have been periods when LEXAN/(R)/ has been in short supply. A future shortage of LEXAN/(R)/ could have a material adverse effect on NORDX/CDT's IBDN business. See "Business -- Raw Materials."

  Foreign Currency Fluctuations. The Company's operations may be adversely affected by significant fluctuations in the value of the U.S. dollar against certain foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. The most significant foreign currencies for the Company, in order of dollar equivalent net sales, during fiscal 1997 were the Canadian dollar and the British pound.

  Competition. The Company is subject to competition from a substantial number of international and regional competitors, some of which have greater financial, engineering, manufacturing and other resources than the Company. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require continued investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages. See "Business -- Competition."

  Environmental Matters. The Company does not currently anticipate any material adverse effect on its business as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations or cleanup costs. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise in the future. Moreover, it is possible that future developments, such as increasingly strict requirements of air emission control and other environmental laws and enforcement policies thereunder, could lead to material costs for environmental compliance and cleanup by the Company. See "Business -- Environmental Matters."


ITEM 2.  PROPERTIES

  The Company uses various owned or leased properties as manufacturing facilities, warehouses and sales office facilities. The Company believes that current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements, will provide adequate production capacity to meet expected demand for its products.

  Listed below are the principal manufacturing, warehouse and sales facilities operated by the Company. The Company also leases approximately
141,000 square feet of other warehouse and sales facilities. In addition, facilities of approximately 81,000 and 40,000 square feet are operated on behalf of the Company in Nogales, Mexico and Tijuana, Mexico, respectively, by third parties pursuant to contract manufacturing arrangements.

                                                                           OWNED OR    APPROX
LOCATION                                           USE                      LEASED       .
                                                                                         SQ.
                                                                                        FEET
----------------------------------------------------------------------------------------------
Auburn, MA                       Manufacturing, Sales and Administration  Owned        146,000
Auburn, MA                       Warehousing                              Leased        22,000
Chicago, IL                      Manufacturing                            Owned         18,000
Gjern, Denmark                   Manufacturing, Sales and Administration  Owned         18,000
Gothenburg, Sweden               Manufacturing, Sales and Administration  Owned         58,000
Houston, TX                      Warehousing                              Leased        22,000
Irvine, CA                       Manufacturing, Sales and Administration  Leased        80,000
Kingston, Ontario                Manufacturing                            Owned        525,000
Las Vegas, NV                    Warehousing                              Leased        44,000
Leominster, MA                   Manufacturing, Sales and Administration  Leased       201,000
Littleborough, United Kingdom    Manufacturing                            Owned         36,000
Manchester, CT                   Manufacturing                            Leased        55,000
Manchester, CT                   Manufacturing, Sales and Administration  Leased       150,000
Montreal, Quebec                 Manufacturing                            Leased       465,000
Montreal, Quebec                 Administration and Sales                 Leased        35,000
Northridge, CA                   Warehousing, Sales and Administration    Leased        16,000
Saybrook, CA                     Warehousing                              Leased        28,000
Skelmersdale, United Kingdom     Manufacturing, Sales and Administration  Leased        94,000
Wadsworth, OH                    Manufacturing, Sales and Administration  Owned         39,000
Waynesburg, PA                   Manufacturing                            Owned         42,000
Washington, PA                   Manufacturing                            Leased        83,000
Washington, PA                   Manufacturing                            Owned        123,000
Washington, PA                   Sales and Administration                 Owned         26,000
Washington, PA                   Manufacturing, Sales and Administration  Owned         84,000
Wheeling, IL                     Manufacturing, Sales and Administration  Owned        110,000
Wheeling, IL                     Warehousing, Sales and Administration    Leased        80,000



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

  On January 31, 1997, NORDX/CDT, one of the Company's subsidiaries, filed an action against Siecor Corp. in the U.S. District Court for the District of Delaware (case no. 97-52JJF) seeking a declaration that NORDX/CDT's "Tru-lite" trademark and Optimax ST connector do not infringe a Siecor trademark and patent. In response, on February 5, 1997, Siecor filed an action against the Company and certain of its subsidiaries in the U.S. District Court for the Northern District of Texas, Fort Worth Division (case no. 4-97CV-078) seeking unspecified damages and injunctive relief for alleged patent and trademark infringement. On May 23, 1997, NORDX/CDT's motion to transfer the Texas action to the State of Delaware was granted. The Company believes it has valid defenses to all of Siecor's claims and, if such a matter is not settled on a satisfactory basis, intends to vigorously contest such claims. While it is not possible to predict, with certainty, the outcome of any litigation, based upon the present information available, the Company does not believe that such litigation will have a material adverse effect on its results of operation.

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

  Superior Modular Products, Inc. has offered NORDX/CDT a non-exclusive license under a patent it contends applies to certain NORDX/CDT patch panels. The matter is under negotiation and, at the present time, the Company does not believe a resolution would have a material adverse effect on its results of operations.

  Berk-Tek, Inc. ("Berk-Tek") has offered the Company a non-exclusive license under a patent it contends applies to certain cables sold by Mohawk/CDT. The Company's special patent counsel has provided an opinion that the Company's products do not infringe any valid claims, and, consequently, the offer has been declined. Berk-Tek has filed an application to reissue the patent in consideration of relevant prior art which has been identified by the Company and others, and has re-offered a non-exclusive license. Currently, the probability that Berk-Tek's application to reissue the patent will be granted cannot be determined and, therefore, based upon the opinion of the Company's special patent counsel, at this time, the Company does not believe a resolution of this matter would have a material adverse effect on its results of operations.

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

55 George C. Graeber has been an Executive Vice President of the Company and President of Montrose/CDT since 1994. From 1992 to 1994, Mr. Graeber was Executive Vice President of the Company and President of Phalo/CDT. From 1990 to 1992 Mr. Graeber was a Vice President and General Manager at Anixter Brothers, Inc., a private international distributor of cable and communications equipment. From 1989 to 1990 Mr. Graeber was a consultant for Manhattan Electric Cable, a wire and cable company. From 1983 to 1989 he was President and from 1979 to 1983 he was Vice President-General Manager of Brand Rex Cable, a wire and cable company. Mr. Graeber has a Masters degree in Electrical Engineering from the University of Connecticut in 1968.

55 Michael A. Dudley has been an Executive Vice President of the Company and President - CDT International since 1991. From 1988 to 1991 he was the President of Superior Optics, a division of Superior Teletec, Inc., a publicly traded company that manufactures communications cable. Mr. Dudley has a doctorate degree in Material Science from The National College of Rubber Technology in London, England.

47 Normand R. Bourque has been an Executive Vice President of the Company and President and Chief Executive Officer of NORDX/CDT since its acquisition. Prior to the acquisition, Mr. Bourque was Vice President-Cable Group at Nortel from 1991 to 1995 and Vice President, Operations-Cable Group from 1989 to 1991. From 1985 to 1988, Mr. Bourque was Vice President and General Manager-Transmission Networks at Nortel, and prior to that, held a number of positions in general management and finance at Nortel. Mr. Bourque has a Bachelor's Degree in Business Administration from the Ecole des Hautes Etudes Commerciales in Montreal, Canada.

58 Dave R. Harden has been a Senior Vice President of the Company since 1988. He founded West Penn Wire in 1971, and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988 he was an Executive Vice President of West Penn/CDT.

47 Kenneth O. Hale has been Vice President, Chief Financial Officer and Secretary of the Company since 1987. Mr. Hale holds a Certified Public Accountant's certificate and an MBA in finance from the University of Missouri.

36 Charles B. Fromm was appointed Vice President and General Counsel of the Company in October 1997. Prior thereto, Mr. Fromm was a Partner at Kirkland & Ellis, New York.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  As of October 14, 1997, there were 153 holders of record of the Company's Common Stock.

  Additional information required by this item is set forth under the heading "Directors, Officers, and Corporate Information" on page 48 of the 1997 Annual Report and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

  Information required by this item is set forth under the heading "Selected Historical Consolidated Financial Data" on page 47 of the 1997 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 14 through 22 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information required by this item is set forth on pages 23 through 46 of the 1997 Annual Report and is incorporated herein by reference and filed electronically herewith as Exhibit 13.1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

PART III.


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a. Information concerning the Registrant's directors is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 7, 1997. Such information is incorporated herein by reference.

  b. Information concerning executive officers of the Registrant is set forth in
     Item 4.1 of Part I at page 11 of this Report under the heading "Executive Officers of the Registrant".


ITEM 11.       EXECUTIVE COMPENSATION

     Information concerning executive officers of the Registrant is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 7, 1997. Such information is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 7, 1997. Such information is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 7, 1997. Such information is incorporated herein by reference.

PART IV.


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. The following documents are included in the 1997 Annual Report, pages 23 through 46, and are incorporated herein by reference:

        a. Report of Independent Public Accountants.
        b. Consolidated Statements of Income for the years ended July 31, 1997, 1996 and 1995.
        c  Consolidated Balance Sheets as of July 31, 1997 and 1996.
        d. Consolidated Statements of Cash Flow for the years ended July 31, 1997, 1996 and 1995.
        e. Consolidated Statements of Stockholders' Equity for the years ended July 31, 1997, 1996 and 1995.
        f. Notes to Consolidated Financial Statements.

     2. The following documents are filed as part of this report:

        a. Report of Independent Public Accountants on Schedules.
        b. Schedule II Valuation and Qualifying Accounts for the three years ended July 31, 1997.
        c. List of Exhibits

     3. List of Exhibits

        2.1 - Asset Purchase Agreement, dated as of September 15, 1995, among Broomco (915) Limited, Volex Group, p.l.c. and Cable Design Technologies Corporation (with respect to Section 12 thereof only). Incorporated by reference to Exhibit 2.1 to CDT's Report on Form 8-K filed with the Commission on October 10, 1995.

        2.2 -  Asset Purchase Agreement by and among Cable Design Technologies
               (CDT) Canada Inc., Cable Design Technologies Corporation and Northern Telecom Limited, dated as of December 19, 1995. Incorporated by reference to Exhibit 10.16 to CDT's Registration Statement on Form S-3 (File No. 333-00554).

        2.3 - Asset Purchase Agreement, dated March 31, 1997, between Cable Design Technologies Inc., Dearborn/CDT, Inc., Dearborn West/CDT, Inc., and Thermax/CDT, Inc. and Dearborn Wire and Cable L.P., Dearborn West L.P. and Thermax Wire L.P. Incorporated by reference to Exhibit 10.1 to CDT's Report on Form 8-K, as filed on April 22, 1997.

        3.1 - Amended and Restated Certificate of Incorporation of CDT as filed with the Secretary of State of Delaware on November 10, 1993, incorporated by reference to Exhibit 3.1 to CDT's registration statement on Form S-1 (File No. 33-69992), Certificate of Amendment of the Restated Certificate of Incorporation of CDT and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of CDT, as filed with the Secretary of State of Delaware on December 11, 1996 and incorporated by reference to CDT's Registration Statement on Form 8-A/A, as filed on December 23, 1996.

     3.2  -  By-Laws of CDT, as amended to date, incorporated by reference to
             Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT's Registration Statement on Form S-3 (File No. 333-00554), as filed on February 28, 1996.

     4.1 - Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

     4.2 - Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT's Registration Statement on Form 8-A, as filed on December 11, 1996.

    10.1  -  CDT Long-Term Performance Incentive Plan (adopted on September 23,
             1993). Incorporated by reference to Exhibit 10.18 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

    10.2 - CDT Stock Option Plan. Incorporated by reference to Exhibit 4.3 to CDT's Registration Statement on Form S-8 as filed on December 22, 1993.

    10.3 - Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to
             Exhibit 4.3 to CDT's Registration Statement on Form S-8, as filed on May 2, 1994.

    10.4  -  Description of CDT Bonus Plan. Incorporated by reference to Exhibit
             10.20 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

    10.5 - Lease Agreement between Phalo and First Hartford Realty Corp., dated as of November 9, 1992. Incorporated by reference to Exhibit
             10.23 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

    10.6 - Lease Agreement between Mohawk and 9 Mohawk Drive Realty Trust, dated as of March 24, 1986. Incorporated by reference to Exhibit
             10.24 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

    10.7 - Consulting Agreement, dated as of July 14, 1988, and amendment thereto, dated as of July 14, 1988, between Golder, Thoma, Cressey & Rauner and CDT. Incorporated by reference to Exhibit 10.13 to CDT's Annual Report on Form 10-K, as filed on October 31, 1994.

    10.8 - Consulting Agreement, dated as of July 14, 1988, and amendment thereto, dated as of July 14, 1994, between Northern Investment Ltd. Partnership II and CDT. Incorporated by reference to Exhibit
              10.14 to CDT's Annual Report on Form 10-K, as filed on October 31, 1994.

    10.9 - Employment Agreement dated February 2, 1996, among CDT, NORDX/CDT and Normand Bourque. Incorporated by reference to Exhibit 10.17 to CDT's Report on Form 8-K as filed on February 20, 1996.

    10.10 - Collective Labour Agreement dated June 10, 1996, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.19 to CDT's Annual Report on Form 10-K, as filed on October 29, 1996.

    10.11 - Lease Agreement between NORDX/CDT and Northern Telecom Limited dated February 2, 1996, governing the Lachine, Quebec facility. Incorporated by reference to Exhibit 10.20 to CDT's Annual Report on Form 10-K, as filed on October 29, 1996.

    10.12 - 1996 Amendment of Lease between Mohawk and 9 Mohawk Drive Realty, dated as of September 3, 1996. Incorporated by reference to
              Exhibit 10.23 to CDT's Annual Report on Form 10-K, as filed on October 29, 1996.

    10.13 - Registration Agreement among CDT, GTC Fund II, The Prudential Insurance Company of America and Pruco Life Insurance Company, dated as of July 14, 1988, as amended. Incorporated by reference to Exhibit 10.21 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

    11.1   -  Computation of Earnings per Share.**

    13.1 - CDT 1997 Annual Report to Stockholders, including financial statements, portions of which are incorporated herein by reference.**

    21.1   -  List of Subsidiaries of CDT.**

    23.1   -  Consent of Arthur Andersen LLP.**

    27.1   -  Financial Data Schedule.**

    99.1   -  Legal Charge, dated as of September 22, 1995, between Broomco
              (915) Limited, as Charger, and Volex Group, p.l.c. Incorporated by reference to Exhibit 99.1 to CDT's Report on Form 8-K filed with the Commission on October 10, 1995.

    99.2 - Agreement for the Granting of Leases, dated as of September 15, 1995, among Volex Group, p.l.c., Broomco (915) Limited and Cable Design Technologies Corporation. Incorporated by reference to
              Exhibit 99.2 to CDT's Report on Form 8-K filed on October 10,
              1995.

    99.3 - Lease of property known as land lying to the south of Railway Road, Skelmersdale, dated as of September 27, 1995, among Volex Group, p.l.c., Broomco (915) Limited and Cable Design Technologies Corporation. Incorporated by reference to Exhibit 99.4 to CDT's Report on Form 8-K filed on October 10, 1995.

    99.4 - Credit Agreement dated April 10, 1997, among the Company, The First National Bank of Boston, Banque Paribas, Chicago Branch, Paribas Bank of Canada, Bank of America Illinois, Bank of America Canada and other lenders party thereto. Incorporated by reference to CDT's Report on Form 10-Q, as filed on June 16, 1997.

    ** Filed Herein

    (b)       Reports on Form 8-k

              The Company filed a Form 8-K/A on June 10, 1997 (amending a Form 8-K filed with the Securities and Exchange Commission on April 22,
              1997) related to the acquisition of Dearborn/CDT.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Cable Design Technologies Corporation


By:/s/ Paul M. Olson                                         October 28, 1997
   -------------------------------------
   Paul M. Olson
   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                        DATE



/s/ Bryan C. Cressey         Chairman of the Board           October 28, 1997
--------------------------   Director
Bryan C. Cressey


/s/ Paul M. Olson            Director, President, Chief      October 28, 1997
--------------------------   Executive Officer (Principal
Paul M. Olson                Executive Officer)


/s/ Kenneth O. Hale          Vice President, Chief Financial October 28, 1997
--------------------------   Officer, Secretary (Principal
Kenneth O. Hale              Financial and Principal
                             Accounting Officer)


/s/ Myron S. Gelbach, Jr.    Director                        October 28, 1997
--------------------------
Myron S. Gelbach, Jr.


/s/ Michael F. O. Harris     Director                        October 28, 1997
--------------------------
Michael F. O. Harris


/s/ Glenn Kalnasy            Director                        October 28, 1997
--------------------------
Glenn Kalnasy


/s/ Richard C. Tuttle        Director                        October 28, 1997
--------------------------
Richard C. Tuttle

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Cable Design Technologies Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated September 9, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                Arthur Andersen LLP

Pittsburgh, Pennsylvania
   September 9, 1997

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JULY 31, 1997, 1996, 1995



                                                                        ADDITIONS                    BALANCE
                                          BALANCE AT    ADDITIONS TO    CHARGED TO                     AT
                                          BEGINNING OF  RESERVE FROM    COSTS AND    REDUCTION       END OF
DESCRIPTION                                 PERIOD      ACQUISITIONS    EXPENSES    FROM RESERVE     PERIOD
-----------                              ------------- --------------- ----------- --------------- ---------
                                                                (Dollars in thousands)
Allowance for uncollectible
accounts/sales returns:
  Year Ended July 31, 1995                  $1,056         $   --       $  952          ($455)      $1,553
  Year Ended July 31, 1996                  $1,553         $   89       $1,542          ($524)      $2,660
  Year Ended July 31, 1997                  $2,660         $1,132       $1,710          ($837)      $4,665



                     CABLE DESIGN TECHNOLOGIES CORPORATION
                         INDEX TO EXHIBITS FILED HEREIN
                                 JULY 31, 1997



   EXHIBIT
   NUMBER                 EXHIBIT                                       PAGE



   11.1       Computation of Earnings per Share                          24

   13.1       1997 Annual Report to Stockholders                         25

   21.1       List of Subsidiaries of Cable Design Technologies
                Corporation                                              77

   23.1       Consent of Arthur Andersen LLP                             78

   27.1       Financial Data Schedule                                    79