Form 10-Q
period 1997-10-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1997-12-12
CIK 913142

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1997
                          Commission File No. 0-22724



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

                         Yes      X          No
                             ----------         ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at 12/5/97
                  -----                         ----------------------
          Common Stock, $.01 Par Value               18,881,417


================================================================================

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------


                               TABLE OF CONTENTS
                               -----------------
                                                                    Page
                                                                    ----

PART I        FINANCIAL INFORMATION

ITEM 1        Financial Statements.................................   3

              Review Report of Independent Public Accountants for
              the Three Months Ended October 31, 1997..............   4

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Statements of
              Income - Unaudited for the Three Months Ended
              October 31, 1997 and 1996............................   5

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Balance Sheets
              as of October 31, 1997 (Unaudited), and July 31, 1997   6

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Statements of
              Cash Flows - Unaudited for the Three Months
              Ended October 31, 1997 and 1996......................   7

              Cable Design Technologies Corporation and
              Subsidiaries - Notes to Condensed Consolidated
              Financial Statements (Unaudited).....................   8

ITEM 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................   9

PART II       OTHER INFORMATION

ITEM 1        Legal Proceedings....................................  12

ITEM 2        Changes in Securities................................  12

ITEM 3        Defaults upon Senior Securities......................  12

ITEM 4        Submission of Matters to a Vote of Security Holders..  12

ITEM 5        Other Information....................................  12

ITEM 6        Exhibits and Reports on Form 8-K.....................  12

SIGNATURES    .....................................................  13

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



REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited consolidated financial statements for the three month period ended October 31, 1997, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                   Report of Independent Public Accountants
                   ----------------------------------------

To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of October 31, 1997, and the related condensed consolidated statements of income and cash flows for the three month periods ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1997, and, in our report dated September 9, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Pittsburgh, Pennsylvania,                          ARTHUR ANDERSEN LLP
November 20, 1997

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------


                                                  Three Months Ended
                                                     October 31,
                                            ---------------------------
                                                  1997          1996
                                            ---------------------------

Net sales                                     $   162,144   $   115,971

Cost of sales                                     115,068        81,266
                                            ---------------------------
  Gross profit                                     47,076        34,705

Selling, general & administrative expenses         27,305        20,725
                                            ---------------------------
  Income from operations                           19,771        13,980

Interest expense, net                               1,914         1,117

Other (income) expense                               (529)          (45)
                                            ---------------------------
  Income before income taxes                       18,386        12,908

Income tax provision                                6,936         4,770
                                            ---------------------------
Net income                                    $    11,450   $     8,138
                                            ===========================
Per share data:

Weighted average number of
common shares and equivalents                  20,857,115    20,535,433

Net income per common share                         $0.55         $0.40
                                            ===========================



       The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

                                                                         As of        As of
                                                                      October 31,   July 31,
                                                                          1997        1997
                                                                    -------------   --------
                                                                      (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                                             $  6,843   $  9,017

   Accounts receivable, net of allowance for uncollectible amounts
   of $5,089 and $4,665, respectively                                     119,100    112,051

   Inventories                                                            126,373    120,974

   Other current assets                                                     5,804      5,503
                                                                         --------   --------
       Total current assets                                               258,120    247,545

Property, plant and equipment, net                                        138,751    127,568

Goodwill, net                                                              49,675     45,248

Other assets                                                                8,893      9,138
                                                                         --------   --------
Total assets                                                             $455,439   $429,499
                                                                         ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

   Current liabilities                                                   $ 90,752   $ 85,520

   Long-term debt, excluding current maturities                           134,206    126,661

   Other non-current liabilities                                           12,646     12,193
                                                                         --------   --------
Total liabilities                                                         237,604    224,374
                                                                         --------   --------
Stockholders' equity:

   Preferred stock, par value $.01 per share -
   Authorized 1,000,000 shares, no shares issued                             ---         ---

   Common stock, par value $.01 per share -
   Authorized 100,000,000 shares
   issued and outstanding, 18,876,289 and 18,755,865
   shares, respectively                                                       189        188

   Paid in capital                                                        159,778    158,670

   Deferred compensation                                                      (92)       (87)

   Retained earnings                                                       59,669     48,219

   Currency translation adjustment                                         (1,709)    (1,865)
                                                                         --------   --------
Total stockholders' equity                                                217,835    205,125
                                                                         --------   --------
Total liabilities and stockholders' equity                               $455,439   $429,499
                                                                         ========   ========


The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                            (Dollars in thousands)
                            ----------------------

                                                                         Three months ended
                                                                            October 31,
                                                                      ---------------------
                                                                          1997       1996
                                                                        --------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  9,478    $ 2,018
                                                                        --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment                            (13,628)    (4,231)

   Acquisition of businesses, including transaction costs, net of
   cash acquired                                                          (9,007)       ---
                                                                        --------    -------
       Net cash used by investing activities                             (22,635)    (4,231)
                                                                        --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net change in revolving note borrowings                                13,857      5,300

   Funds provided by long-term debt                                          115        131

   Funds used to reduce long-term debt                                    (3,266)    (3,604)

   Net proceeds from exercise of stock options                               177        424
                                                                        --------    -------
        Net cash provided by financing activities                         10,883      2,251

EFFECT OF CURRENCY TRANSLATION ON CASH                                       100        (95)
                                                                        --------    -------
       Net decrease in cash                                               (2,174)       (57)

Cash and cash equivalents, beginning of period                             9,017     16,097
                                                                        --------    -------
Cash and cash equivalents, end of period                                $  6,843    $16,040
                                                                        ========    =======



       The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
       ----------------------------------------------------------------



1. BASIS OF PRESENTATION:
   ---------------------

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form 10-K which was filed for the fiscal year ended July 31, 1997.

2.    INVENTORIES
      -----------

Inventories of the Company consist of the following:


                    October 31,       July 31,
                      1997             1997
                    -----------    -------------
                        (Dollars in thousands)

Raw materials         $ 36,636         $ 34,424

Work-in-process         27,952           25,608

Finished goods          61,785           60,942
                      --------         --------
                      $126,373         $120,974
                      ========         ========

3.   EARNINGS PER SHARE
     ------------------

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128) in February 1997. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. The pro forma information below presents the effect on earnings per share as if FAS 128 had been adopted.

                                        (Pro forma,
                                         unaudited)
                                     Three Months Ended
                                        October 31,
                                  ----------------------
                                      1997       1996
                                  ----------------------
Basic EPS:

   Net income per common share        $0.61      $0.45

Diluted EPS:

   Net income per common share        $0.55      $0.40

4.   BUSINESS ACQUISITIONS
     ---------------------

On September 10, 1997, the Company acquired all the outstanding stock of Barcel Acquisition Corporation, and its subsidiaries, based in Irvine, California. The acquisition was accounted for using the purchase method under APB Opinion No.
16. The prior results are not material, therefore, pro forma financial information is not presented.


5.   SUBSEQUENT EVENT
     ----------------

On December 9, 1997, the Board of Directors approved a three for two stock split in the form of a common stock dividend. The distribution will be made January 9, 1998 to stockholders of record December 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO
                      THREE MONTHS ENDED OCTOBER 31, 1996

Net Sales   Net sales for the three months ended October 31, 1997 ("first
---------
quarter 1998") increased $46.1 million, or 39.8%, to $162.1 million compared to $116.0 million for the three months ended October 31, 1996 ("first quarter 1997"). Net sales for the first quarter 1998 include the addition of $30.8 million of sales attributable to recently acquired businesses, primarily Dearborn/CDT, Thermax/CDT and Barcel/CDT. Sales of network product systems increased $5.5 million, or 8.9%, over the first quarter 1997, primarily due to higher sales volume of network cable which offset lower average selling prices compared to the first quarter 1997. Sales of communications cable increased $8.3 million, or 39.7%, due to continued strong demand for cable to support the upgrade and expansion of the local-loop distribution capacity by telephone companies to support Internet, facsimile and telecommuting needs. Sales of automation sound & safety cable products increased $1.4 million, or 7.9%. A factor contributing to this increase was the additional sales attributable to the establishment of a west coast warehouse which became operational in October 1997. First quarter 1998 sales of other products, principally cable, increased $30.7 million, primarily due to additional sales attributable to the recently acquired businesses.

Gross Profit   Gross profit for the first quarter 1998 increased $12.4 million,
------------
or 35.6%, to $47.1 million compared to $34.7 million for the first quarter 1997. The increase in the gross profit from the other products category, principally cable, accounted for approximately 74% of the overall increase in first quarter 1998 gross profit primarily due to the additional gross profit contributed by the recently acquired businesses. The increase in the gross profit from communications cable accounted for approximately 15% of the overall increase in first quarter 1998 gross profit. The increase in the gross profit from network systems products accounted for approximately 6% of the increase in first quarter 1998 gross profit.

The gross margin for the first quarter 1998 was 29.0% compared to 29.9% for the first quarter 1997. The lower gross margin primarily reflects the lower average selling prices for Teflon/(R)/ plenum category 5 network cables in the first quarter 1998 compared to the first quarter 1997.

Selling, General and Administrative Expense   Selling, general and
-------------------------------------------
administrative expense ("SG&A") for the first quarter 1998 was $27.3 million compared to $20.7 million for the first quarter 1997. The increase in SG&A is primarily attributable to the additional SG&A of the recently acquired businesses. As a percent of sales, SG&A for the first quarter 1998 was 16.8% compared to 17.9% for the first quarter 1997. The decrease in SG&A as a percent of sales for the first quarter 1998 was primarily the result of the lower average SG&A percentage of the recently acquired businesses.

Income from Operations   Income from operations for the first quarter 1998
----------------------
increased $5.8 million, or 41.4%, to $19.8 million compared to $14.0 million for the first quarter 1997. The operating margin, derived by dividing operating income by net sales, was 12.2% for the first quarter 1998 compared to 12.1% for the first quarter 1997. The slightly improved operating margin resulted from the lower SG&A as a percent of sales, which was partially offset by the reduction in the gross margin percentage discussed above.

Net Income    Net income for the first quarter 1998 increased $3.3 million, or
----------
40.7% to $11.5 million ($0.55 per share) compared to net income of $8.1 million ($0.40 per share) for the first quarter 1997. Net income for the first quarter 1998 reflects approximately $0.3 million (net of tax) of foreign currency transaction gains.


FINANCIAL CONDITION

Liquidity and Capital Resources   Based on the Company's current expectations
-------------------------------
for its business, management believes that its cash flow from operations and the available portion of its revolving credit facilities and foreign credit facilities will provide it with sufficient liquidity to meet its current liquidity needs.

Working Capital   During the first quarter 1998, operating working capital
---------------
increased $6.1 million excluding increases resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the result of increases in accounts receivable ($5.4 million) and inventories ($3.1 million), offset by an increase in accounts payable and other accrued liabilities, including income taxes payable, ($2.6 million). The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow   After providing for the increase in working capital, the Company
---------
generated $9.5 million of net cash from operating activities during the first quarter 1998. Net cash used by investing activities of $22.6 million included $9.0 million for the acquisition of Barcel Wire and Cable Corp. and $13.6 million for capital projects, including expenditures for construction and expansion of manufacturing and warehousing facilities at NORDX/CDT, Raydex/CDT, NEK/CDT, and West Penn/CDT. Net cash provided by financing activities of $10.9 million included $10.7 million from debt sources.


NEW ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared with primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations from fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Early adoption is not permitted. See Note 3 to the Condensed Consolidated Financial Statements for the anticipated impact of adoption of SFAS No. 128 on reported earnings per share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 consolidates previous standards for disclosing information about an entity's capital structure. Adoption of SFAS No. 129 is required for annual periods ending after December 15, 1997. The Company will adopt SFAS No. 129 in the fiscal year ending July 31, 1998, and does not believe that adoption will have a significant impact on the financial statements.

The FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. SFAS No. 130 establishes reporting standards for a new statement of comprehensive income and its components to be included with the financial statements currently required.
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the fiscal year ending July 31, 1999, and has not yet determined the impact of adoption.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for reporting information about operating segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the fiscalyear ending July 31, 1999, and has not yet determined the impact of adoption.


YEAR 2000 ISSUES

The Company has assessed and continues to assess the impact of the Year 2000 issue on its information systems, and expects to incur expenditures over the next 12 to 24 months to address this issue. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

FORWARD-LOOKING STATEMENTS -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Prospectus dated February 27, 1996, the Annual Report on Form 10-K for the Corporation's year ended July 31, 1997 and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              11.1  Computation of per share earnings.

              15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information.

              27.1  Financial data schedule.

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CABLE DESIGN TECHNOLOGIES CORPORATION



                           /s/ Paul M. Olson
                           ----------------------------------------
December 12, 1997          Paul M. Olson
                           President and Chief Executive Officer



                           /s/ Kenneth O. Hale
                           ----------------------------------------
December 12, 1997          Kenneth O.  Hale
                           Vice President, Chief Financial Officer and Secretary