Form 10-Q
period 1998-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1998-03-17
CIK 913142

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1998
                          Commission File No. 0-22724



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

                         Yes      X          No
                             ----------         -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at 03/10/98
                  -----                   -----------------------
        Common Stock, $.01 Par Value            29,027,635


================================================================================

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements...........................................   3

           Review Report of Independent Public Accountants for
           the Three Months and Six Months Ended January 31, 1998 and 1997.  4

           Cable Design Technologies Corporation and
           Subsidiaries Condensed Consolidated Statements of
           Income - Unaudited for the Three Months and Six Months Ended
           January 31, 1998 and 1997......................................   5

           Cable Design Technologies Corporation and
           Subsidiaries Condensed Consolidated Balance Sheets
           as of January 31, 1998 (Unaudited), and July 31, 1997..........   6

           Cable Design Technologies Corporation and
           Subsidiaries Condensed Consolidated Statements of
           Cash Flows - Unaudited for the Six Months
           Ended January 31, 1998 and 1997................................   7

           Cable Design Technologies Corporation and
           Subsidiaries - Notes to Condensed Consolidated
           Financial Statements - Unaudited...............................   8

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  10


PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings..............................................  15

ITEM 2     Changes in Securities..........................................  15

ITEM 3     Defaults upon Senior Securities................................  15

ITEM 4     Submission of Matters to a Vote of Security Holders............  15

ITEM 5     Other Information..............................................  16

ITEM 6     Exhibits and Reports on Form 8-K...............................  16

SIGNATURES ...............................................................  17

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

In the opinion of Cable Design Technologies Corporation's (the "Company") management, the unaudited condensed consolidated financial statements included in this filing on Form 10-Q reflect all adjustments which are considered necessary for a fair presentation of financial information for the periods presented.


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements for the three month and six month periods ended January 31, 1998 and 1997, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of January 31, 1998, and the related condensed consolidated statements of income for the three month and six month periods ended January 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six month periods ended January 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1997, and, in our report dated September 9, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Pittsburgh, Pennsylvania,                          Arthur Andersen LLP
February 19, 1998

              CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            --------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                     (In thousands, except per share data)
                     -------------------------------------


                                                Three Months Ended    Six Months Ended
                                                    January 31,          January 31,
                                                -------------------  --------------------
                                                  1998       1997      1998       1997
                                                --------   --------  --------   ---------
Net Sales                                       $155,638   $113,957  $317,782    $229,928

Cost of sales                                    110,471     78,695   225,539     159,961
                                                --------   --------  --------   ---------
  Gross profit                                    45,167     35,262    92,243      69,967

Selling, general and administrative expenses      27,756     21,456    55,061      42,181
                                                --------   --------  --------   ---------
  Income from operations                          17,411     13,806    37,182      27,786

Interest expense, net                              1,917      1,026     3,831       2,143

Other (income) expense                              (566)       185    (1,095)        140
                                                --------   --------  --------   ---------
  Income before income taxes                      16,060     12,595    34,446      25,503

Income tax provision                               6,134      4,655    13,070       9,425
                                                --------   --------  --------   ---------
Net income                                      $  9,926   $  7,940  $ 21,376    $ 16,078
                                                ========   ========  ========   =========
Per share data:
  Basic earnings per common share               $   0.35   $   0.29  $   0.75    $   0.59

  Diluted earnings per common share             $   0.32   $   0.26  $   0.68    $   0.52
                                                ========   ========  ========   =========



        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                                  As of        As of
                                                                               January 31,   July 31,
                                                                                   1998        1997
                                                                               -----------   --------
ASSETS                                                                         (unaudited)
------
Current Assets:
  Cash and cash equivalents                                                       $  6,150   $  9,017

  Accounts receivable, net of allowance for uncollectible amounts of $4,518
   and $4,665, respectively                                                        114,616    112,051

  Inventories                                                                      129,085    120,974

  Other current assets                                                               5,816      5,503
                                                                               -----------   --------

     Total current assets                                                          255,667    247,545

Net property, plant and equipment                                                  146,178    127,568

Goodwill, net                                                                       53,363     45,248

Other assets                                                                         8,774      9,138
                                                                               -----------   --------
Total assets                                                                      $463,982   $429,499
                                                                               ===========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:

  Current liabilities                                                             $ 90,592   $ 85,520

  Long-term debt, excluding current maturities                                     132,989    126,661

  Other non-current liabilities                                                     12,939     12,193
                                                                               -----------   --------
     Total liabilities                                                             236,520    224,374
                                                                               -----------   --------
Stockholders' Equity:

  Preferred stock, par value $.01 per share -
  authorized 1,000,000 shares, no shares issued                                        ---        ---

  Common stock, par value $.01 per share -
  authorized 100,000,000 shares,
  issued and outstanding, 28,818,405 and 28,133,798 shares, respectively               288        188

  Paid in capital                                                                  161,806    158,670

  Deferred compensation                                                                (52)       (87)

  Retained earnings                                                                 69,500     48,219

  Currency translation adjustment                                                   (4,080)    (1,865)
                                                                               -----------   --------
     Total stockholders' equity                                                    227,462    205,125

Total liabilities and stockholders' equity                                        $463,982   $429,499
                                                                               ===========   ========

        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                             (Dollars in thousands)
                             ----------------------


                                                                         Six Months Ended
                                                                            January 31,
                                                                        ------------------
                                                                          1998       1997
                                                                        --------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 22,885   $ 3,857
                                                                        ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                             (27,633)   (8,455)

  Acquisition of businesses, including transaction costs,
  net of cash acquired                                                   (10,656)      ---
                                                                        ---------  --------
  Net cash used by investing activities                                  (38,289)   (8,455)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Funds provided by long-term debt                                           285       222

  Funds used to reduce long-term debt                                     (3,320)   (4,451)

  Net change in revolving note borrowings                                 13,564     5,831

  Net proceeds from issuance of common stock                                   5         3

  Net proceeds from exercise of stock options and related tax benefits     1,976     1,195
                                                                        ---------  --------
    Net cash provided by financing activities                             12,510     2,800

EFFECT OF CURRENCY TRANSLATION ON CASH                                        27       (31)
                                                                        ---------  --------
  Net decrease in cash                                                    (2,867)   (1,829)

Cash and cash equivalents, beginning of period                             9,017    16,097
                                                                        ---------  --------
Cash and cash equivalents, end of period                                $  6,150   $14,268
                                                                        =========  ========

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

2.  INVENTORIES
    -----------

Inventories of the Company consist of the following:

                                        January 31,  July 31,
                                           1998       1997
                                        ---------- -----------
                                        (Dollars in thousands)

Raw materials                              $38,271     $34,424
Work-in-process                             29,458      25,608
Finished goods                              61,356      60,942
                                        ---------- -----------
                                          $129,085    $120,974
                                        ========== ===========

3.  EARNINGS PER SHARE
    ------------------
During the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per common share are computed based on the weighted average common shares outstanding. Diluted earnings per common share are computed based on the weighted average common shares outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. All prior periods have been restated to reflect this adoption. The following table sets forth the calculations of earnings per share under SFAS No. 128.

                                          Three Months Ended        Six Months Ended
                                             January 31,               January 31,
                                       ------------------------  ------------------------
                                                       (Dollars In Thousands)

                                           1998         1997        1998          1997
                                       -----------  -----------  -----------  -----------
Net income                             $     9,926  $     7,940  $    21,376  $    16,078
                                       -----------  -----------  -----------  -----------
Basic earnings per common share:
  Weighted average common shares        28,499,853   27,397,613   28,348,233   27,323,588
  Basic earnings per common share      $      0.35  $      0.29  $      0.75  $      0.59
                                       ===========  ===========  ===========  ===========
Diluted earnings per common share:
  Weighted average common shares        28,499,853   27,397,613   28,348,233   27,323,588
  Shares issuable from assumed
     conversion of dilutive stock
       options                           2,790,559    3,414,186    2,974,275    3,476,553
                                       -----------  -----------  -----------  -----------
  Weighted average diluted common
     shares                             31,290,412   30,811,799   31,322,508   30,800,141
  Diluted earnings per common share    $      0.32  $      0.26  $      0.68  $      0.52
                                       ===========  ===========  ===========  ===========

Options to purchase 99,000 and 787,500 shares of common stock were outstanding during the three and six month periods ended January 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS as the options exercise price was greater than the average market price of the common stock for the respective periods.

4.  BUSINESS ACQUISITIONS
    ---------------------

On September 10, 1997, the Company acquired all the outstanding stock of Barcel Acquisition Corporation, and its subsidiaries, based in Irvine, California. The acquisition was accounted for using the purchase method under APB Opinion No.
16. The prior results are not material, therefore, pro forma financial information is not presented.

5.  STOCK SPLIT
    -----------

On January 9, 1998, the Company effected a three for two stock split in the form of a common stock dividend. Prior period share information presented in the accompanying condensed consolidated financial statements has been adjusted to reflect the effect of the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies is a leading manufacturer of technologically advanced electronic data transmission cables for network, communications, specialty electronics, and automation and process control applications, including complete voice and data wiring solutions, fiber optic connective solutions and other components required to build high performance telecommunications infrastructures.

The Company has refined its existing business groups. Effective with the current quarter, results of operations for all periods presented will be discussed along the following four principal lines of business: Network Products Group; Communications Group; Automation & Process Control Group; and Specialty Electronic Cable Group.

This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements (unaudited) and the notes thereto.

RESULTS OF OPERATIONS

                                    OVERVIEW

Sales for the three months ended January 31, 1998 ("second quarter 1998") increased 36.6% to $155.6 million and net income increased 25.0% compared to the three months ended January 31, 1997 ("second quarter 1997"). For the six months ended January 31, 1998 ("first half 1998"), sales increased 38.2% to $317.8 million and net income increased 33.0% compared to the six months ended January 31, 1997 ("first half 1997"). Acquisition continues to be an important part of the Company's strategy and the incremental sales attributable to the recently acquired businesses accounted for approximately 71% and 69%, respectively, of the increase in sales for the second quarter 1998 and first half 1998 as compared to the same periods last year. The recently acquired businesses include Dearborn/CDT (including Thermax/CDT), Barcel/CDT and Stronglink/CDT.

Results for the second quarter 1998 and first half 1998 reflect increased sales in each of the Company's four principal business groups, resulting from the additional sales contributed by the Company's recent acquisitions and internal sales growth, primarily in the Communications Group. These results were achieved despite an unfavorable impact on results of operations experienced as a result of the severe January ice storms in the Canadian provinces of Quebec and Ontario which generally disrupted business for several days and caused electric power outages resulting in lost production at the Company's largest subsidiary, Canadian-based NORDX/CDT and its NORCOM/CDT division. Also during the second quarter 1998, the Company began the move of the NORDX/CDT Montreal operations from two separate facilities into a new administration/manufacturing/R&D facility. The move will be completed during the Company's third fiscal quarter.

Sales outside of North America were $26.3 million for the second quarter 1998 compared to $24.4 million for the same period last year, and were $51.3 million for the first half 1998 compared to $49.8 million for the first half 1997, including the additional sales outside of North America of the recently acquired businesses. International sales outside of North America reflect reduced sales in the U.K. and western Europe by the Company's U.K. based manufacturing and distribution operations which were adversely affected by a stronger British pound and competitive market conditions which are expected to continue into the third fiscal quarter. Increased international sales in other geographic areas, including Southeast Asia, Latin America, and eastern Europe, partially offset the lower sales in the U.K. and western Europe.





                THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
                      THREE MONTHS ENDED JANUARY 31, 1997

Net Sales  Net sales for the second quarter 1998 increased $41.6 million, or
---------
36.6%, to $155.6 million compared to $114.0 million for the second quarter 1997. Net sales for the second quarter 1998 include additional sales of $29.7 million attributable to the Company's recently acquired businesses. Network Products Group sales increased $1.9 million over the second quarter 1997, primarily due to an increase in sales of network cable products to the North American marketplace, which increased approximately 9%, excluding an unfavorable foreign currency translation effect. The increase in sales of network cable products, including sales of the higher performance Level 6 cables, more than offset a reduction in sales of network structured wiring components due to lower sales in the U.K. and western European marketplaces as well as temporarily reduced demand from a major North American customer reportedly implementing a value managed inventory program.

Also, the recent announcement by the Company of a new IBDN structured wiring system based on the 110 standard to complement NORDX/CDT's BIX technology may have temporarily reduced sales of network components during this transition period until the complete introduction in the U.S. of the 110 system alternative. Communications Group sales posted a significant increase of $10.4 million, as demand for additional phone lines to support increased Internet, fax, telecommuting and other usages continues to drive the sales of local loop distribution cables. Repairs of the local distribution telecommunication infrastructure in eastern Canada and the northeast U.S. damaged as a result of the January 1998 ice storms will help to sustain current demand for communications cable. However, any immediate beneficial increase in demand was not realized because of lost production at the NORCOM/CDT communications cable plant as a result of electric power disruptions due to the ice storms. Sales of Automation & Process Control Group products increased $13.3 million, primarily due to additional sales attributable to the recently acquired Dearborn/CDT business. Second quarter 1998 sales of Specialty Electronic Cable Group products increased $16.6 million, primarily due to additional sales attributable to the recently acquired Thermax/CDT and Dearborn/CDT businesses, in part reflecting the strong demand for specialty commercial aircraft cable products and the addition of cables and component assemblies for use in wireless communication applications. Foreign currency translation negatively affected reported second quarter 1998 sales principally as a result of a 6% reduction in the Canadian exchange rate which affected the reported sales for the Network Products and Communications Groups. Excluding the effect of foreign currency translation, sales for the Network Products and Communications Groups increased 5% and 60%, respectively.

Gross Profit Second quarter 1998 gross profit increased $9.9 million, or 28.1%,
------------
to $45.2 million compared to $35.3 million for the second quarter 1997. Gross profit for the second quarter 1998 includes $8.2 million of additional gross profit attributable to the recently acquired businesses. The gross profit on the additional sales attributable to the recently acquired Dearborn/CDT, Thermax/CDT and Barcel/CDT businesses substantially benefited the increase in gross profit for the Automation & Process Control and Specialty Electronic Cable Groups, which together accounted for a majority of the overall increase in gross profit for the second quarter 1998. Gross profit for Communications Group products accounted for a significant portion of the overall increase in gross profit for the second quarter 1998. A significant drop in the market price of copper during the quarter is estimated to have unfavorably impacted second quarter 1998 gross profit for the Communications Group by approximately $1 million.

The gross margin percentage for the second quarter 1998 was 29.0% compared to 30.9% for the second quarter 1997. Factors contributing to the lower second quarter 1998 gross margin percentage include higher quarterly sales of the lower margin Communications Group cables compared to second quarter 1997 and the inclusion of the additional sales from the recently acquired businesses, which have a lower gross margin percentage than the Company's previous gross margin percentage.

Selling, General and Administrative Expense   Selling, general and
-------------------------------------------
administrative expense ("SG&A") for the second quarter 1998 increased $6.3 million, or 29.4%, to $27.8 million compared to $21.5 million for the second quarter 1997, primarily due to the additional SG&A of the recently acquired businesses. As a percentage of sales, SG&A for the second quarter 1998 was 17.8% compared to 18.8% for the second quarter 1997. The decrease in SG&A as a percentage of sales for the second quarter 1998 is the result of the lower average SG&A as a percentage of sales of the recently acquired businesses compared to the Company's previous SG&A as a percentage of sales.

Income from Operations   Income from operations for the second quarter 1998
----------------------
increased $3.6 million, or 26.1%, to $17.4 million compared to $13.8 million for the second quarter 1997. The operating margin was 11.2% for the second quarter 1998 compared to 12.1% for the second quarter 1997.

Net Income   Net income for the second quarter 1998 increased $2.0 million, or
----------
25.0%, to $9.9 million ($0.32 per diluted share) compared to net income of $7.9 million ($0.26 per diluted share) for the second quarter 1997. Net income for the second quarter 1998 includes approximately $0.3 million (net of tax) of net foreign currency gains, primarily by the Company's Canadian operations.


                 SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO
                       SIX MONTHS ENDED JANUARY 31, 1997

Net Sales  Net sales for the first half 1998 increased $87.9 million, or 38.2%,
---------
to $317.8 million compared to $229.9 million for the first half 1997. The increase in net sales for the first half 1998 include additional sales of $60.6 million attributable to the Company's recently acquired businesses. Network Products Group sales increased $7.9 million over the first half 1997. Sales of network cable products increased 12% of which sales to the North American marketplace increased approximately 20%, excluding an unfavorable foreign currency translation effect. Sales of the higher performance Level 6 network cables accounted for 59% of the 12% overall increase in sales of network cable products. The increase in network cable products sales reflects an increase in sales of plenum cable products which offset a decline in sales of non-plenum cable products resulting primarily from competitive conditions in the U.K. and western European marketplaces. Decreased sales of structured wiring components reflects temporarily reduced sales to a major North American customer reportedly implementing a value managed inventory program and lower sales in Europe. Excluding an unfavorable foreign currency translation effect, of which the principal cause was a 4% decline in the Canadian exchange rate, the increase in Network Products Group sales was approximately 8%. Communications Group sales increased $20.4 million, as demand for additional phone lines to support increased Internet, fax, telecommuting and other usages continues to drive the sales of local loop distribution cables. Sales of Automation & Process Control Group products increased $27.8 million, primarily due to the additional sales of $25.6 million attributable to the recently acquired businesses, particularly Dearborn/CDT. Specialty Electronic Cables Group sales increased $33.5 million, including additional sales of $33.0 million attributable to the recently acquired businesses, primarily sales of commercial aircraft cable products and wireless communication cables and component assemblies.

Gross Profit  First half 1998 gross profit increased $22.3 million, or 31.8%, to
------------
$92.2 million compared to $70.0 million for the first half 1997. Gross profit for the first half 1998 includes $17.1 million of additional gross profit attributable to the recently acquired businesses. The gross profit on the additional sales attributable to the recently acquired Dearborn/CDT, Thermax/CDT and Barcel/CDT businesses substantially benefited the increase in gross profit for the Automation & Process Control and Specialty Electronic Cable Groups, which together accounted for a majority of the overall increase in gross profit for the second quarter 1998. Increases in gross profit for the Communications Group, and to a lesser extent the Network Products Group, accounted for a significant portion of the overall increase in gross profit for the first half 1998.

The gross margin percentage for the first half 1998 was 29.0% compared to 30.4% for the first half 1997. Factors contributing to the lower first half 1998 gross margin include higher first half 1998 sales of the lower margin Communications Group cables and the inclusion of the additional sales from the recent acquisitions which have a lower gross margin percentage than the Company's previous gross margin percentage.

Selling, General and Administrative Expense  SG&A for the first half 1998
-------------------------------------------
increased $12.9 million to $55.1 million compared to $42.2 million for the first half 1997, primarily due to the additional SG&A of the recently acquired businesses. As a percentage of sales, SG&A for the first half 1998 was 17.3% compared to 18.3% for the first half 1997. The decrease in SG&A as a percentage of sales for the first half 1998 is the result of the lower average SG&A as a percentage of sales of the recently acquired businesses compared to the Company's previous SG&A as a percentage of sales.

Income from Operations   Income from operations for the first half 1998
----------------------
increased $9.4 million, or 33.8%, to $37.2 million compared to $27.8 million for the first half 1997. The operating margin was 11.7% for the first half 1998 compared to 12.1% for the first half 1997.

Net Income   Net income for the first half 1998 increased $5.3 million, or
----------
33.0%, to $21.4 million ($0.68 per diluted share) compared to net income of $16.1 million ($0.52 per diluted share) for the first half 1997. Net income for the first half 1998 includes approximately $0.6 million (net of tax) of net foreign currency transaction gains, primarily by the Company's Canadian operations.

FINANCIAL CONDITION

Liquidity and Capital Resources  Based on the Company's current expectations for
-------------------------------
its business, management believes that its cash flow from operations and the available portion of its revolving credit facilities and foreign credit facilities will provide it with sufficient liquidity to meet its current liquidity needs.

Working Capital  During the first half 1998, operating working capital increased
---------------
$6.0 million. The change in operating working capital was primarily the result of increases in raw material and work-in-process inventories of $7.7 million and in accounts receivable of $2.1 million and a decrease in accrued liabilities of $0.9 million, which were partially offset by an increase in accounts payable of $4.6 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow  The Company generated $28.9 million of net cash from operating
---------
activities during the first half 1998, before providing for the $6.0 million increase in operating working capital. Financing activities during the first half 1998 provided net cash of $12.5 million, including $10.5 million from debt sources and $2.0 million from the exercise of stock options. Net cash used by investing activities of $38.3 million included $10.7 million for the acquisition of Barcel Wire and Cable Corp. and $27.6 million for capital projects, including expenditures for construction and expansion of manufacturing and warehouse facilities at NORDX/CDT, Raydex/CDT, and West Penn/CDT, the purchase of a warehouse in the southeastern U.S. and of a formerly leased manufacturing facility in Chicago, Illinois, and additional equipment and machinery to expand production capacity, particularly at NORDX/CDT for communications cable products, Thermax/CDT for commercial aircraft and other high-temperature cable products, and at various other locations for high-performance wire and cable products.

FLUCTUATION IN COPPER PRICE

The cost of copper in inventories (including finished goods) reflects purchases over various periods of time ranging from one to several months for each of the Company's individual operating units. For the Communications Group, profitability is generally not significantly affected by volatility of copper prices as changes in copper prices are generally passed along to customers, however, differences in the timing of selling price adjustments do occur and may impact near term results. For other product groups, although selling prices are not generally adjusted to directly reflect changes in copper prices, the relief of copper costs from inventory for those operating units having longer inventory cycles may affect profitability from one period to the next following periods of significant movement in the cost of copper. The Company does not engage in activities to hedge the underlying value of its copper inventory.


NEW ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 consolidates previous standards for disclosing information about an entity's capital structure. Adoption of SFAS No. 129 is required for annual periods ending after December 15, 1997. The Company will adopt SFAS No. 129 in the fiscal year ending July 31, 1998.

The FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. SFAS No. 130 establishes reporting standards for a new statement of comprehensive income and its components to be included with the financial statements currently required. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the fiscal year ending July 31, 1999.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the fiscal year ending July 31, 1999.

YEAR 2000 ISSUES

The Company has assessed the impact of the Year 2000 issue on its information systems, and expects to incur expenditures over the next 18 months to address this issue. Maintenance or modification costs are expensed as incurred, while the costs of new software are capitalized and amortized over the software's useful life. Many of the Company's operating units have acquired, or plan to acquire, new computer hardware and software systems in order to improve functionality and provide additional capabilities. Based on management's assessment, expenditures associated with modifying existing information systems for Year 2000 compliance will not have a material effect upon the Company's results of operations or liquidity and capital resources. Many of the Company's suppliers and customers, many of which are located in Europe and other foreign countries, rely significantly on computer systems. The Company does not monitor such third parties' Year 2000 compliance procedures. There can be no assurance that inadequate Year 2000 compliance by third parties will not cause business disruptions which may have an adverse effect on the Company's operations.

FORWARD-LOOKING STATEMENTS -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1997, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In December 1997, the Company and certain of its subsidiaries were named in a lawsuit filed by the Furon Company (Case No. 1:97CF 3292, United States District Court, N.D. Ohio). Such suit alleges that certain unspecified network cables manufactured by the Company's subsidiaries infringe a patent held by the Furon Company. The Furon Company has filed similar actions in the United States District Court, N.D. Ohio against Comtran Corporation, Belden Wire & Cable Company, Inc., Lucent Technologies Inc. and Alcatel NA Cable Systems, Inc.
These actions have been consolidated. The Company has denied such infringement. While the outcome of any litigation is uncertain, the Company believes that there are valid defenses to such suit.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Cable Design Technologies Corporation annual meeting of stockholders was held on December 9, 1997.

(b) Proxies were solicited by Cable Design Technologies Corporation and there was no solicitation in opposition to the nominees as listed in the proxy statement. All such nominees were elected pursuant to the vote of the stockholders as follows:


                                 VOTES *
                                 -----
                             For      Withheld
                          ----------  ---------
Bryan C. Cressey          16,148,222  1,039,737

Paul M. Olson             16,150,222  1,037,737

Myron S. Gelbach, Jr.     16,170,302  1,017,657

Michael F. O. Harris      16,148,732  1,039,227

Glenn Kalnasy             16,149,132  1,038,827

Richard C. Tuttle         16,172,232  1,015,727


The firm of Arthur Andersen LLP was re-elected to serve as auditors for the fiscal year ending July 31, 1998, by a vote of:

For:  *        16,978,593

Against:  *       200,278

Abstain:  *         9,088

*  Reported vote results are on a pre-split basis.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

      15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information.

      20.1 1997 Proxy Statement, as filed on November 10, 1997, and incorporated herein by reference.

      27.1  Financial data schedule.

(b)  Form 8-Ks
     ---------

     None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               CABLE DESIGN TECHNOLOGIES CORPORATION



March 17, 1998    /s/ Paul M. Olson
                  -------------------------------------
                  Paul M. Olson
                  President/Chief Executive Officer



March 17, 1998    /s/ Kenneth O. Hale
                  -------------------------------------
                  Kenneth O. Hale
                  Vice President, Chief Financial Officer and Secretary