Form 10-Q
period 1998-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 1998-06-12
CIK 913142

==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998
                          Commission File No. 0-22724



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

                         Yes      X          No
                             ----------         ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                  Outstanding at 5-28-98
                      -----                  ----------------------
           Common Stock, $.01 Par Value            30,120,133


==============================================================================

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------


                               TABLE OF CONTENTS
                               -----------------
                                                                        Page
                                                                        ----

PART I        FINANCIAL INFORMATION


ITEM 1        Financial Statements......................................  3

              Review Report of Independent Public Accountants for
              the Three Months and Nine Months Ended April 30, 1998.....  4

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Statements of
              Income - Unaudited for the Three Months and Nine
              Months Ended April 30, 1998 and 1997......................  5

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Balance Sheets
              as of April 30, 1998 (Unaudited), and July 31, 1997.......  6

              Cable Design Technologies Corporation and
              Subsidiaries Condensed Consolidated Statements of
              Cash Flows - Unaudited for the Nine Months
              Ended April 30, 1998 and 1997.............................  7

              Cable Design Technologies Corporation and
              Subsidiaries - Notes to Condensed Consolidated
              Financial Statements (Unaudited)..........................  8

ITEM 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................... 10

PART II       OTHER INFORMATION

ITEM 1        Legal Proceedings......................................... 14

ITEM 2        Changes in Securities..................................... 14

ITEM 3        Defaults upon Senior Securities........................... 14

ITEM 4        Submission of Matters to a Vote of Security Holders....... 14

ITEM 5        Other Information......................................... 14

ITEM 6        Exhibits and Reports on Form 8-K.......................... 14

SIGNATURES    .......................................................... 15

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



REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited consolidated financial statements for the three month and nine month periods ended April 30, 1998 and 1997, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1998, and the related condensed consolidated statements of income for the three and nine-month periods ended April 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine month periods ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Pittsburgh, Pennsylvania,                                  Arthur Andersen LLP
May 21, 1998

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

                                                Three Months Ended            Nine Months Ended
                                                     April 30,                    April 30,
                                              ---------------------------------------------------
                                                  1998      1997               1998       1997
                                              ---------------------------------------------------
Net sales                                       $167,647  $129,965           $485,429    $359,893
Cost of sales                                    119,763    91,308            345,302     251,269
                                              ---------------------------------------------------
  Gross profit                                    47,884    38,657            140,127     108,624
Selling, general and administrative expenses      27,973    23,194             83,034      65,375
                                              ---------------------------------------------------
Income from operations                            19,911    15,463             57,093      43,249
Interest expense, net                              2,311     1,410              6,142       3,553
Other (income) expense                               285      (576)              (810)       (436)
                                              ---------------------------------------------------
  Income before income taxes                      17,315    14,629             51,761      40,132
Income tax provision                               6,657     5,438             19,727      14,863
                                              ---------------------------------------------------
Net income                                      $ 10,658  $  9,191           $ 32,034    $ 25,269
                                              ===================================================
Per share data:
  Basic earnings per common share               $   0.37  $   0.33           $   1.12    $   0.92
  Diluted earnings per common share             $   0.34  $   0.30           $   1.02    $   0.82
                                              ===================================================



       The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

                                                                         As of       As of
                                                                       April 30,    July 31,
                                                                         1998        1997
                                                                    ------------------------
                                                                      (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                            $  7,422   $  9,017
   Accounts receivable, net of allowance for uncollectible
   amounts of $4,867 and $4,665, respectively                            117,294    109,262
   Inventories                                                           131,925    120,974
   Other current assets                                                   10,633      8,292
                                                                    -----------------------
       Total current assets                                              267,274    247,545
Property, plant and equipment, net                                       157,288    127,568
Goodwill, net                                                             58,316     45,248
Other assets                                                               9,070      9,138
                                                                    -----------------------
Total assets                                                            $491,948   $429,499
                                                                    =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Current liabilities                                                  $ 88,449   $ 85,520
   Long-term debt, excluding current maturities                          147,267    126,661
   Other non-current liabilities                                          13,584     12,193
                                                                    -----------------------
Total liabilities                                                        249,300    224,374
                                                                    -----------------------
Stockholders' equity:
   Preferred stock, par value $.01 per share -
   authorized 1,000,000 shares, no shares issued                             ---        ---
   Common stock, par value $.01 per share -
   authorized 100,000,000 shares
   issued and outstanding, 29,094,637 and 18,755,865 shares,
   respectively                                                              291        188

   Paid in capital                                                       164,755    158,670
   Deferred compensation                                                     (11)       (87)
   Retained earnings                                                      80,158     48,219
   Currency translation adjustment                                        (2,545)    (1,865)
                                                                    -----------------------
Total stockholders' equity                                               242,648    205,125
                                                                    -----------------------
Total liabilities and stockholders' equity                              $491,948   $429,499
                                                                    =======================

       The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                            (Dollars in thousands)
                            ----------------------

                                                                            Nine months ended
                                                                                April 30,
                                                                         ---------------------
                                                                             1998       1997
                                                                         ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $ 27,800   $  8,471
                                                                         ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                               (38,481)   (12,265)
   Acquisition of businesses, including transaction costs,
   net of cash acquired                                                     (18,905)   (72,205)

                                                                         ---------------------
       Net cash used by investing activities                                (57,386)   (84,470)
                                                                         ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Funds provided by long-term debt                                           1,199     12,053
   Funds used to reduce long-term debt                                       (3,340)   (38,016)
   Net change in revolving note borrowings                                   25,230     95,661
   Net proceeds from issuance of common stock                                     8      1,004
   Net proceeds from exercise of stock options and related
   tax benefits                                                               4,806      1,696
                                                                         ---------------------
      Net cash provided by financing activities                              27,903     72,398

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                              88       (124)
                                                                         ---------------------
      Net decrease in cash                                                   (1,595)    (3,725)
Cash and cash equivalents, beginning of period                                9,017     16,097
                                                                         ---------------------
Cash and cash equivalents, end of period                                   $  7,422   $ 12,372
                                                                         =====================



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

2.    INVENTORIES
      -----------

Inventories of the Company consist of the following:

                       April 30,    July 31,
                         1998         1997
                      ----------------------
                      (Dollars in thousands)
Raw materials          $ 42,265     $ 34,424
Work-in-process          25,316       25,608
Finished goods           64,344       60,942
                      ----------------------
                       $131,925     $120,974
                      ======================

3. EARNINGS PER SHARE
   ------------------

Basic earnings per common share are computed based on the weighted average common shares outstanding. Diluted earnings per common share are computed based on the weighted average common shares outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended                      Nine Months Ended
                                                       April 30,                               April 30,
                                            ---------------------------------------------------------------------
                                                 1998            1997                     1998          1997
                                            ---------------------------------------------------------------------
                                                        (Dollars in thousands, except per share data)
Net income                                    $    10,658     $     9,191            $    32,034     $    25,269
                                            --------------------------------------------------------------------
Basic earnings per common share:
  Weighted average common shares               29,050,372      27,653,250             28,682,804      27,431,060
  Basic earnings per common share             $      0.37     $      0.33            $      1.12     $      0.92
                                            ====================================================================

Diluted earnings per common share:
  Weighted average common shares               29,050,372      27,653,250             28,682,804      27,431,060
  Shares issuable from assumed
     conversion of dilutive stock options       2,391,085       3,131,000              2,785,115       3,366,673
                                            ====================================================================

  Weighted average diluted common shares       31,441,457      30,784,250             31,467,919      30,797,733
  Diluted earnings per common share           $      0.34     $      0.30            $      1.02     $      0.82
                                            ====================================================================


Options to purchase 802,500 and 787,500 shares of common stock were outstanding during the three and nine month periods ended April 30, 1997, respectively, but were not included in the computation of diluted EPS as the options exercise price was greater than the average market price of the common stock for the respective periods.

4.  BUSINESS ACQUISITIONS
    ---------------------

On September 10, 1997, the Company acquired all the outstanding stock of Barcel Acquisition Corporation, and its subsidiaries, based in Irvine, California.

On March 17, 1998, the Company acquired all the outstanding stock of Orebro Kabel AB, headquartered in Orebro, Sweden.

These acquisitions were accounted for using the purchase method under APB Opinion No. 16. Their prior results are not material, therefore, pro forma financial information is not presented.

5.  STOCK SPLIT
    -----------

On January 9, 1998, the Company effected a three for two stock split in the form of a common stock dividend. Prior period share information other than amounts displayed on the balance sheets have been adjusted to reflect the effect of the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies is a leading manufacturer of technologically advanced electronic data transmission cables for network, communications, specialty electronics, and automation and process control applications, including complete voice and data wiring solutions, fiber optic connective solutions and other components required to build high performance data and telecommunications infrastructures.

The Company refined its existing business groups effective with the second fiscal quarter ended January 31, 1998. Results of operations for all periods presented are discussed along the following four principal lines of business:
Network Products group; Communications group; Automation & Process Control group; and Specialty Electronic Cable group.

This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements (unaudited) and the notes thereto.


RESULTS OF OPERATIONS
                                    OVERVIEW

Sales for the three months ended April 30, 1998 ("third quarter 1998") increased 29.0% to $167.6 million compared to the three months ended April 30, 1997 ("third quarter 1997"), and sales for the nine months ended April 30, 1998 ("first nine months 1998") increased 34.9% to $485.4 million compared to the nine months ended April 30, 1997 ("first nine months 1997"). Incremental sales attributable to the recently acquired businesses accounted for approximately 60% and 66% of the increase in revenues for the third quarter 1998 and first nine months 1998, respectively. The recently acquired businesses include Dearborn/CDT (including Thermax/CDT), Orebro/CDT, Barcel/CDT and Stronglink/CDT.

Results for the third quarter 1998 and the first nine months 1998 reflect increased sales in each of the Company's four principal business groups, resulting from the additional sales contributed by the Company's recent acquisitions and internal sales growth, primarily in the Network Products and the Communications groups. Sales outside of North America for the third quarter 1998 were $27.8 million compared to $26.3 million for the same period last year, and for the first nine months 1998 were $79.1 million compared to $76.1 million for the first nine months 1997, including the additional sales outside of North America of the recently acquired businesses.

Net income for the third quarter 1998 increased 16.0% to $10.7 million ($0.34 per diluted share) and for the first nine months 1998 net income increased 26.8% to $32.0 million ($1.02 per diluted share) compared to the same periods last year.

                 THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO
                       THREE MONTHS ENDED APRIL 30, 1997

Net Sales   Net sales for the third quarter 1998 increased $37.7 million, or
---------
29.0%, to $167.6 million compared to $130.0 million for the third quarter 1997. Net sales for the third quarter 1998 include additional sales of $22.5 million attributable to the recently acquired businesses. Network Products group sales increased $10.2 million, or 16.6%, over the third quarter 1997. The increase in Network Products group sales resulted from a 22.6% increase in sales of network cable products. Sales of network cable products to the North American marketplace increased 28%, reflecting higher sales volume, an improvement in average selling price for plenum category 5 cables, and a favorable product mix as compared to the third quarter 1997. The sales of network structured wiring components was unchanged from the third quarter 1997. Although sales of network structured wiring components to the North American marketplace increased, such increase was partially offset by lower sales to the western European marketplace. Communications group sales increased 20.6% over the third quarter 1997, due to increased demand for cable by telephone companies to expand their distribution network capacity to support increased Internet, fax, telecommuting, and other telephony usages. Third quarter 1998 sales of Automation & Process Control group products and of Specialty Electronic Cable group products increased 32.8% and 100.3%, respectively, primarily due to the additional sales contributed by the recent acquisitions.

Sales outside of North America for the third quarter 1998 increased to $27.8 million compared to $26.3 million for the third quarter 1997, including the additional sales outside of North America of the recently acquired businesses. Sales outside of North America for the third quarter 1998 reflect reduced sales in the United Kingdom and Western Europe by the Company's United Kingdom based manufacturing and distribution operations due to continued competitive market conditions and a stronger British pound. Including sales attributable to the recently acquired businesses, increased international sales in other geographic regions, primarily Latin America and Australia, offset the lower sales in the United Kingdom and Western Europe.

Gross Profit   Gross profit for the third quarter 1998 increased $9.2 million,
------------
or 23.9%, to $47.9 million compared to $38.7 million for the third quarter 1997. Gross profit for the third quarter 1998 includes $6.0 million of additional gross profit attributable to the recently acquired businesses which primarily benefited the gross profit for the Automation & Process Control and Specialty Electronic Cable groups. Other factors contributing to the increase in gross profit were increased sales for the Network Products and the Communications groups which were partially offset by a lower gross profit for the Automation &
Process Control group.   The lower gross profit for the Automation & Process
Control group, excluding the effect of acquisitions, was the result of higher material costs and competitive price pressure, primarily at one domestic division. A factor contributing to the higher material cost for this division was higher priced copper, purchased several months ago, which impacted the third quarter 1998 gross profit.

The gross margin for the third quarter 1998 was 28.6% compared to 29.7% for the third quarter 1997. The primary factors contributing to the lower gross margin were the decrease in the margin for the Automation & Process Control group, the mix effect of higher sales for the relatively lower margin Communications group, and the inclusion of the additional sales from the recently acquired businesses, which collectively have a lower gross margin than the Company's previous gross margin percentage. Additionally, the move of NORDX/CDT's IBDN structured wiring operations to a new facility in Montreal, completed in the third quarter 1998, temporarily constrained capacity, and the gross margin for the Network Products group would have been greater except for the need for NORDX/CDT to outsource cable from both external and intercompany sources.

Selling, General and Administrative Expense   Selling, general and
-------------------------------------------
administrative expense ("SG&A") for the third quarter 1998 was $28.0 million compared to $23.2 million for the third quarter 1997. The increase in SG&A is primarily attributable to the additional SG&A of the recently acquired businesses and, at certain of the other business units, increased commission and other direct sales expenses due to the increased sales, and increases in personnel and other selling expenses in order to support continued sales growth.

As a percent of sales, SG&A decreased to 16.7% for the third quarter 1998 compared to 17.8% for the third quarter 1997. The decrease in SG&A as a percent of sales for the third quarter 1998 was primarily the result of the lower average SG&A percentage of the recently acquired businesses and, for the balance of the Company, a lower percentage growth in SG&A expense compared to the growth in sales.

Income from Operations   Income from operations for the third quarter 1998
----------------------
increased 28.8% to $19.9 million compared to $15.5 million for the third quarter 1997. The operating margin, derived by dividing operating income by net sales, was unchanged at 11.9% for both the third quarter 1998 and the third quarter 1997.

Net Income    Net income increased 16.0% to $10.7 million ($0.34 per diluted
----------
share) compared to net income of $9.2 million ($0.30 per diluted share) for the third quarter 1997. Net income for the third quarter 1998 reflects an increase in interest expense of approximately $0.5 million, net of tax, compared to the third quarter 1997, primarily due to increased borrowings to fund acquisitions and capital projects. Additionally, net income reflects approximately $0.2 million , net of tax, of foreign currency transaction losses versus gains of $0.3 million, net of tax, a year ago.

                  NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO
                        NINE MONTHS ENDED APRIL 30, 1997

Net Sales   Net sales for the first nine months ended April 30, 1998 increased
---------
34.9% to $485.4 million compared to $359.9 million for the nine months ended April 30, 1997. Sales for the first nine months 1998 include the addition of $83.1 million of sales attributable to the recently acquired businesses. Although sales for the Network Products group increased 16.6% for the third quarter 1998, lower pricing for plenum category 5 network cables and lower sales of connector products for the first six months 1998 resulted in an overall sales increase for the Network Products group of 9.8% for the first nine months 1998. Sales for the Communications group increased 38.9% over the first nine months 1997 due to increased demand for cable by telephone companies to expand their distribution network capacity to support increased Internet, fax, telecommuting, and other telephony usages . The increases in sales for the Automation & Process Control and for the Specialty Electronic Cable groups for the first nine months 1998 of $36.8 million and $46.5 million, respectively, were primarily due to the additional sales attributable to the recently acquired businesses.

Gross Profit   Gross profit for the first nine months 1998 increased $31.5
------------
million, or 29.0%, to $140.1 million compared to $108.6 million for the first nine months 1997. The gross profit attributable to the recently acquired businesses accounted for $23.1 million of the overall increase in gross profit for the first nine months 1998. Other factors contributing to the increase in gross profit were increases in gross profit for the Communications and the Network Products groups as a result of the increase in sales for these groups.

The gross margin was 28.9% for the first nine months 1998 compared to 30.2% for the first nine months 1997. Factors contributing to the reduction in gross margin were the inclusion of the additional sales from the recently acquired businesses which, in the aggregate, have a lower gross margin relative to the Company's historical operations, the mix effect of higher sales for the relatively lower margin Communications group, and the lower gross margin percentages for the Automation & Process Control and Network Products groups.

Selling, General and Administrative Expense   SG&A for the first nine months
-------------------------------------------
1998 increased $17.7 million to $83.0 million compared to $65.4 million for the first nine months 1997. The increase in SG&A for the first nine months 1998 is primarily attributable to the additional SG&A of the recently acquired businesses.

As a percent of sales, SG&A was 17.1% for the first nine months 1998 compared to 18.2% for the first nine months 1997. The decrease in SG&A as a percent of sales for the first nine months 1998 was primarily the result of the lower average SG&A percentage of the recently acquired businesses.

Income from Operations  Income from operations for the first nine months 1998
----------------------
was $57.1 million compared to $43.2 million for the first nine months 1997. The operating margin, derived by dividing operating income by net sales, was 11.8% for the first nine months 1998 compared to 12.0% for the first nine months 1997.

Net Income  Net income for the first nine months 1998 increased 26.8% to $32.0
----------
million, or $1.02 per diluted share, compared to net income of $25.3 million, or $0.82 per diluted share, for the first nine months 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources  The Company's credit agreement, dated April 10,
-------------------------------
1997, is comprised of a $105.0 million revolver and a CDN $115.0 million Canadian revolver. The Company also maintains a foreign credit facility in the United Kingdom which provides for up to approximately $12.5 million of borrowings. At April 30, 1998, the Company had outstanding borrowings of approximately $136.0 million and $8.1 million under the credit agreement and foreign credit facility, respectively.

Based on the Company's current expectations for its business, management believes that its cash flow from operations and the available portion of its revolving credit facilities and foreign credit facilities will provide it with sufficient liquidity to meet the current liquidity needs of the Company.

Working Capital   During the first nine months 1998, operating working capital
---------------
increased $15.5 million excluding increases resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the result of increases in inventories of $7.8 million and in accounts receivable of $6.9 million. The change in operating working capital excludes changes in cash and current maturities of long-term debt.

Cash Flow   The Company generated $27.8 million of net cash from operating
---------
activities during the first nine months 1998. Net cash used by investing activities of $57.4 million included $18.9 million for the acquisition of businesses and $38.5 million for capital projects including expenditures for a new facility for the IBDN structured wiring operations at NORDX/CDT and for the construction and expansion of manufacturing and warehouse facilities at Raydex/CDT, Thermax/CDT and West Penn/CDT. Net cash provided by financing activities of $27.9 million included $4.8 million from the exercise of stock options and $23.1 million from debt sources (net).

Recent Developments  The Company has authorized the offering for sale of the
-------------------
DynaTrax(TM) electronic cross-connect switch business. Upon completion of a sale, the Company estimates a positive benefit to operating profit in excess of $1.0 million per quarter, excluding any gain or loss which may be realized upon sale.

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

TEFLON(R) SUPPLY

The supply of Teflon(R), a raw material in certain of the Company's products, continues to be constrained due to an industry wide shortage. The Company's primary supplier of Teflon(R) has announced that additional capacity provided by a new production facility should alleviate the shortage during the first six months of the Company's fiscal year ending July 31, 1999. However, if the shortage continues it may affect the Company's ability to meet demand for certain products.

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

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employees' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises and standardizes disclosure requirements for pension and other post retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that adoption of SFAS No. 132 will have a significant impact on its financial disclosures.

YEAR 2000 ISSUES

The Company has assessed the impact of the Year 2000 issue on its information systems, and has incurred and expects to continue to incur expenditures over the next 15 months to address this issue. Maintenance or modification costs are expensed as incurred, while the costs of new software are capitalized and amortized over the software's useful life. Many of the Company's operating units have acquired, or plan to acquire, new computer hardware and software systems in order to improve functionality and provide additional capabilities. Based on management's assessment, expenditures associated with modifying existing information systems for Year 2000 compliance will not have a material effect upon the Company's results of operations or liquidity and capital resources. Many of the Company's suppliers and customers, many of which are located in Europe and other foreign countries, rely significantly on computer systems. The Company does not monitor such third parties' Year 2000 compliance procedures. There can be no assurance that inadequate Year 2000 compliance by third parties will not cause business disruptions which may have an adverse effect on the Company's operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1997, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On March 12, 1998, Siecor Corporation and NORDX/CDT, Inc. settled their litigation relating to various trademark and patent issues on mutually satisfactory terms. The action in the U.S. District Court for the District of Delaware was dismissed on March 17, 1998. As part of the settlement, the parties released each other for any liabilities based on any acts of infringement of the patent and trademark in suit. Siecor also granted NORDX/CDT, Inc. a non-exclusive patent license and a supply agreement. The settlement will not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               --------

               15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information

               27.1  Financial data

               27.2 Restated financial data schedule for the years ending July 31, 1997, 1996 and 1995.

               27.3 Restated financial data schedule for the three month period ended October 31, 1996.

               27.4 Restated financial data schedule for the six month period ended January 31, 1997.

               27.5 Restated financial data schedule for the nine month period ended April 30, 1997.

               27.6 Restated financial data schedule for the three month period ended October 31, 1997.

         (b) Form 8-K's:

               None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 CABLE DESIGN TECHNOLOGIES CORPORATION

                 /s/ Paul M. Olson
                 -------------------------------------
June 12, 1998    Paul M. Olson
                 President and Chief Executive Officer



                 /s/ Kenneth O. Hale
                 -------------------------------------
June 12, 1998    Kenneth O. Hale
                 Vice President, Chief Financial Officer and Secretary