Form 10-K
period 1998-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1998-10-29
CIK 913142

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended July  31, 1998
                                       or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ________ to _________

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

================================================================================

Exhibit Index on Page     14                      Page 1 of________
                      ----------

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at October 5, 1998, is $267,620,853.

The number of shares outstanding of the registrant's Common Stock at October 5, 1998, is 29,715,378.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 1998, (the "Proxy Statement") are incorporated by reference into Part III.

Portions of the 1998 Cable Design Technologies Corporation Annual Report to Stockholders (the "1998 Annual Report") are incorporated by reference into Parts I, II and IV.

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                               Table of Contents


                                  PART I                             Page

Item 1.    Business..................................................  2

Item 2.    Properties................................................  8

Item 3.    Legal Proceedings.........................................  9

Item 4.    Submission of Matters to a Vote of Security Holders....... 10

Item 4.1.  Executive Officers of the Registrant...................... 10


                                    PART II

Item 5.    Market for the Registrant's Common Stock
           and Related Stockholder Matters........................... 12

Item 6.    Selected Financial Data................................... 12

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations............. 12

Item 7a.   Quantitative and Qualitative Disclosures about
           Market Risk............................................... 12

Item 8.    Financial Statements and Supplementary Data............... 12

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.................... 12


                                  PART III

Item 10.   Directors and Executive Officers of
           the Registrant............................................ 13

Item 11.   Executive Compensation.................................... 13

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management..................................... 13

Item 13.   Certain Relationships and Related Transactions............ 13


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K................................... 14

           Signatures................................................ 18

PART I.


ITEM 1.  BUSINESS

  GENERAL DESCRIPTION OF BUSINESS

  Cable Design Technologies Corporation (the "Company", the "Registrant" or "CDT") was incorporated on May 18, 1988 under the laws of the State of Delaware with its principal office located at 661 Andersen Drive, Pittsburgh, Pennsylvania 15220 (Telephone: 412-937-2300).

  CDT is a designer and manufacturer of specialty electronic data transmission cables and network structured wiring systems. CDT products include high performance copper, fiber optic, and composite cable constructions, connectors and component assemblies that are used in network, communication, computer interconnect, wireless, commercial aviation, automotive, automation & process control, and other applications.

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

  Acquisitions have been an important part of CDT's strategy. In March 1986, the Company acquired Mohawk Wire & Cable Corporation ("Mohawk/CDT") , a cable manufacturer which had established relationships with companies involved in the early stages of computer network development. In December 1988, the Company purchased Montrose Products Company ("Montrose/CDT"), a specialty electronics cable company with established relationships with IBM and other major purchasers of computer interconnect products. In August 1990, the Company established CDT International to respond to increasing demand for data transmission cable products in international markets. In May 1991, the Company expanded its international presence by purchasing Anglo-American Cables Ltd. ("Anglo/CDT"), a European cable distributor. In March 1993, the Company established Phalo/CDT to further increase its production capabilities and broaden its product line. In May 1994, the Company acquired all the outstanding stock of Nya NEK Kabel AB ("NEK/CDT"), located near Gothenburg, Sweden, to enter the sophisticated broadcast, CATV and antenna cable markets and to expand network systems cable manufacturing capacity into Europe. In June 1995, the Company purchased all of the operating assets of Manhattan Electric Cable Corporation ("Manhattan/CDT") based in Rye, New York to enhance sales of specialty electronics cable for industrial automation and robotic applications. In August 1995, the Company purchased Cole-Flex Corporation of West Babylon, New York to combine its sleeving and tubing capabilities with Manhattan/CDT. In September 1995, the Company purchased the operating assets of the Raydex Division of Volex Group, p.l.c. ("Raydex/CDT") (United Kingdom) to provide additional international manufacturing capabilities of specialty and high performance electronic cable for computer network systems, telecommunication, aerospace, CATV, and industrial applications. On February 2, 1996, the Company acquired the assets of Northern Telecom Limited's ("Nortel") communication cable and IBDN network structured wiring products businesses ("NORDX/CDT") (Canada). On June 4, 1996, the Company acquired the stock of Cekan A/S ("Cekan/CDT") (Denmark), a manufacturer of high performance, telecommunication connectors. On July 25, 1996, the Company acquired, in exchange for shares of its common stock, X-Mark Industries ("X-Mark/CDT") (Washington,

PA), a manufacturer of specialized metal enclosures for network systems. On March 14, 1997 the Company acquired 51% of the outstanding stock of Stronglink, Pty. Ltd. ("Stronglink/CDT") (Australia), to enhance international distribution of network and specialty cable in the Australian marketplace. On April 7, 1997, the Company acquired the assets of Dearborn Wire & Cable, L.P. and its affiliates, Dearborn West, L.P. and Thermax Wire, L.P. (collectively, "Dearborn/CDT"), a manufacturer of specialty electronic cable for instrumentation and control, commercial aviation, automotive and marine applications, and component assemblies for wireless applications. In September 1997, the Company acquired all the outstanding stock of Barcel Acquisition Corporation ("Barcel/CDT") of Irvine, California, a manufacturer of high performance specialty cable for commercial and military aviation applications. In March 1998, the Company acquired all the outstanding stock of (Orebro/CDT) of Orebro, Sweden, a manufacturer of custom designed wire and cable for wireless communication, robotics and other industries.

  Subsequently, on August 3, 1998, the Company acquired 80% of HEW-Kabel Heinz Eilentropp GmbH & Co. KG and related entities ("HEW-Kabel/CDT") located in Wipperfurth, Germany, a manufacturer of specialty cable for process control, robotics, transportation, medical and other specialty applications.


  PRODUCTS

  The Company's products are generally comprised of electronic copper and fiber optic cable and network structured wiring components which are categorized into two principal product groups, Network Communication and Specialty Electronics. The markets served by the Company's products include computer local area networks ("LANS") and wide area networks ("WANS"), communication, computer interconnect, wireless, commercial aviation, automotive, automation & process control, and other applications.

Network Communication Product Group:
------------------------------------

Network - This product line encompasses the cable and the components, including connectors, wiring racks and panels, outlets and interconnecting hardware, to complete the end-to-end network structured wiring system requirements of LANS and WANS. Additional capital expenditures and acquisitions over the last three years have greatly increased the Company's capacity in this product area. Sales of network products were $270.7 million, $249.3 million and
$189.0 million in fiscal 1998, 1997 and 1996, respectively.   Sales of these
products represented approximately 42%, 48% and 53% of the Company's total sales for the fiscal years 1998, 1997 and 1996, respectively.

Communication - Through the acquisition of NORDX/CDT in fiscal 1996, the Company entered the market for outside communication, switchboard and equipment cable. This product group is primarily manufactured by the Company's NORCOM/CDT facility in Kingston, Ontario, which is the largest communication cable operation in Canada. Sales of communication products were $122.6 million for fiscal 1998, $98.2 million for fiscal 1997, and $53.1 million for the six month post-acquisition period in fiscal 1996, and represented approximately 19%, 19% and 15% of the Company's total sales for fiscal 1998, 1997 and 1996, respectively.

Specialty Electronics Product Group:
------------------------------------

Automation & Process Control - The automation & process control product line encompasses four distinct applications for data and signal transmission cables. Automation applications include climate control, premise video distribution and sophisticated security and signal systems involving motion detection, electronic card and video surveillance technologies. Process control applications include remote signaling and electronic monitoring systems. Sound applications include voice activation, evacuation and other similar systems. Safety applications refer to certain attributes of data transmission cable that improve the safety and performance of such cable under hazardous conditions, particularly in buildings for advanced fire alarm and safety systems. The Company's sales for this product line were $143.4 million, $106.0 million and $81.2 million in fiscal 1998, 1997 and 1996, respectively. These products represented 22%, 21% and 23% of the Company's total sales in fiscal 1998, 1997 and 1996, respectively.

Specialty - Specialty products refers to a family of highly engineered wire and cable products for a variety of specialized applications and niche markets, including commercial aviation and marine, automotive electronics, broadcast, wireless component assemblies, CATV, microwave antenna, medical electronics, electronic testing equipment, robotics, electronically controlled factory equipment, copiers, home entertainment and appliances. Sales of these products were $103.8 million, $51.4 million and $26.4 million for fiscal 1998, 1997 and 1996, respectively. Sales of these products represented approximately 16%, 10% and 7% of the Company's total sales for fiscal July 31, 1998, 1997 and 1996, respectively.

Non-Cable - Non-cable manufacturing activities unrelated to the Company's core business include precision tire molds and sheet metal products. These products represented less than 2% of the Company's total sales in each of the last three fiscal years.


  RAW MATERIALS

  The principal raw materials used by CDT are copper and insulating compounds. Raw materials are purchased on a consolidated basis whenever possible to reduce costs and improve supplier service levels. Copper is purchased from several domestic suppliers. Price terms are generally producers' prices at time of shipment. The Company does not generally engage in hedging transactions for the purchase of copper. Currently, world stocks of and capacity for copper are adequate to meet the Company's requirements. CDT purchases insulating compounds, including Teflon/(R)/, from various suppliers. Other raw materials used by CDT include LEXAN/(R)/, optical fiber, reels, tapes, textiles, chemicals and other materials. Currently, supplies of these other raw materials are adequate to meet the Company's needs and are expected to remain so for the foreseeable future.


  CUSTOMERS

  The Company sells its products directly to original equipment manufacturers
(OEMs), regional Bell operating companies, certified system vendors, and established distributors. The Company supports over 9,500 customers. No single customer accounted for more than 10% of sales in fiscal 1998, 1997 or 1996, except that sales to business units of Bell Canada Enterprises represented approximately 11% of fiscal 1997 and 1996 sales.

  COMPETITION

  The markets served by the Company's products are highly competitive. Although some of the Company's competitors are substantially larger and have greater resources than the Company, management believes that it competes successfully in its markets due to its experienced management team, large sales force, established reputation, breadth of product offerings, large number of customer approved specifications and emphasis on quality.

  The principal competitive factors in all the markets for Network Communication and Specialty Electronics products are availability, customer support, price and product features. The relative importance of each of these factors varies depending on the specific product category.

  In the market for network structured wiring system products, the Company competes with a large number of competitors, several of which are significantly larger than the Company. The Company competes in the network structured wiring systems market by adapting to shifting customer demand for new products, and in the case of NORDX/CDT, by offering complete, end to end certified network structured wiring systems. In the markets for communication, switchboard and equipment cable, price, reputation, production quality and availability are principal competitive factors. In the automation & process control market, the Company competes against a relatively large number of companies, most of which are smaller in size than the Company. Product prices, company reputation and product integrity are principal factors which affect competition in the automation & process control market. In the specialty products market, production quality, engineering capabilities and price are principal competitive factors.


  BACKLOG

  Backlog orders believed to be firm were $75.3 million at July 31, 1998, compared to $62.2 million at July 31, 1997. The Company believes that substantially all of the backlog is shippable within the next twelve months. Generally, customers may cancel orders for standard cable products without penalty upon thirty days notice.


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

  EMPLOYEES

  As of July 31, 1998, the Company had approximately 3,200 full time employees, of which approximately 1,400 were represented by labor unions. The Company has not experienced any material work stoppages at its plants and believes its current relations with its employees are good, however, there can be no assurance that conflicts will not arise with unions or other employee groups or that such conflicts would not have a material adverse effect on the Company's business.


  FOREIGN OPERATIONS

  For information regarding the Company's foreign and domestic operations and export sales, see Note 14, "Geographic Segments and Export Sales" as presented in the Company's Notes to Consolidated Financial Statements.


  RESEARCH AND DEVELOPMENT

  For information concerning expenditures on research and development activities, see Note 2, "Significant Accounting Policies," as presented in the Company's Notes to Consolidated Financial Statements.


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

  Fiber optic technology represents a potential substitute for copper-based cable products. A significant decrease in the cost of fiber optic systems or increase in the cost of copper-based systems could make fiber optic systems superior on a price performance basis to copper systems and may have a material adverse effect on the Company's business. To date, fiber optic cables have not significantly penetrated the markets served by the Company due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. Although the Company is a fiber optic cable supplier in niche, specialty markets, there can be no assurance that the Company will have sufficient production capacity for fiber optic cable products in order to adapt to a potential significant increase in demand for fiber optic cable products.

  Wireless technology may represent a threat to both copper and fiber optic-based network and communication systems by reducing the need for premise wiring. The Company believes that the limited signal security and the relatively slow transmission speeds of current wireless systems restrict the use of such systems in many data communication markets. However, there can be no assurance that future advances in wireless technology will not have a material adverse effect on the Company's business.

  Products have recently been introduced by other companies that electronically expand cable bandwidth. By enhancing cable performance, these products allow expanded data services without upgrading existing cable. These devices are being sold primarily to telephone companies to enhance local loop and central office cable performance, eliminating costly replacement of aerial and/or direct burial telephone cable. The Company believes that the complexity these systems add to the maintenance and repair of a communication network limits their attractiveness to users and consequently limits their effect on the Company's business. There can be no assurance, however, that potential advances in electronic cable enhancement will not have a material adverse effect on the Company's business.

  Price Fluctuations and Availability of Raw Materials. Copper is the principal raw material purchased by the Company, and the Company's sales may be affected by the market price of copper. The Company does not generally engage in hedging transactions for copper.

  The Company also purchases compounds, such as Teflon(R), from various suppliers. From time to time, the supply of such materials has been limited. The inability of suppliers to supply such raw materials could have a material adverse effect on the Company's business until a replacement supplier is found or substitute materials are approved for use. Although the Company has generally been able to pass on increases in the price of copper and other raw materials to its customers, there can be no assurance that the company will be able to do so in the future. Additionally, significant increases in the price of copper or other raw materials could have a negative effect on demand for the Company's products. Similarly, significant decreases in the price of copper, or excess supplies of such other raw materials, over time could have a material adverse effect on the Company's business.

  Foreign Currency Fluctuations. The Company's operations may be adversely affected by significant fluctuations in the value of the U.S. dollar against certain foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. The most significant foreign currencies for the Company, in order of dollar equivalent net sales, during fiscal 1998 were the Canadian dollar and the British pound.

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

  Year 2000 Compliance. The Company is in the process of completing a review of the potential impact of the Year 2000 date processing issue on its information technology ("IT") systems, non-IT systems, such as equipment and machinery controlled by microcontrollers with embedded technology, and key suppliers and customers. The Company has plans to modify or replace non-compliant IT systems prior to the end of the calendar year 1999. While the Company's review of non-IT systems and key suppliers and customers has not been completed, the Company has not become aware of any materially adverse Year 2000 compliance issues relating to such non-IT systems or key suppliers and customers. If, however, the Company, its key suppliers and customers or other entities upon which the Company relies (such as utility providers) fail to make necessary modifications, conversions and contingency plans on a timely basis, the year 2000 issue could have a material adverse effect on the Company's business, operations, cash flow and financial condition.

  DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes and incorporates by reference "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included or incorporated in this report may constitute forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the company's expectations ("cautionary statements") are disclosed in this report and the documents incorporated by reference herein, including without limitation in conjunction with the forward-looking statements included in this report and under "risk factors." All subsequent written and oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements.


ITEM 2.  PROPERTIES

  The Company uses various owned or leased properties as manufacturing facilities, warehouses, and sales and administration offices. The Company believes that current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements, will provide adequate production capacity to meet expected demand for its products.

  Listed below are the principal manufacturing, warehouse and sales facilities operated by the

Company. Additionally, the Company also owns or leases approximately 316,000 square feet of other warehouse and sales facilities and facilities of approximately 96,000 and 40,000 square feet are operated on behalf of the Company in Nogales, Mexico and Tijuana, Mexico, respectively, by third parties pursuant to contract manufacturing arrangements.

                                                                              OWNED OR  APPROX.
LOCATION                         USE                                          LEASED   SQ. FEET
------------------------------------------------------------------------------------------------
Auburn, MA                       Manufacturing, Sales and Administration      Owned      146,000
Chicago, IL                      Manufacturing                                Owned       18,000
Gjern, Denmark                   Manufacturing, Sales and Administration      Owned       18,000
Gothenburg, Sweden               Manufacturing, Sales and Administration      Owned       90,000
Irvine, CA                       Manufacturing, Sales and Administration      Leased      77,000
Kingston, Ontario                Manufacturing                                Owned      500,000
Leominster, MA                   Manufacturing, Sales and Administration      Leased     202,000
Littleborough, United Kingdom    Manufacturing                                Owned       42,000
Manchester, CT                   Manufacturing                                Leased      55,000
Manchester, CT                   Manufacturing, Sales and Administration      Leased     150,000
Memphis, TN                      Warehousing                                  Owned      147,000
Montreal, Quebec                 Manufacturing, Sales and Administration      Owned      300,000
Orebro, Sweden                   Manufacturing, Sales and Administration      Leased      35,000
Skelmersdale, United Kingdom     Manufacturing, Sales and Administration      Owned      121,000
Wadsworth, OH                    Manufacturing, Sales and Administration      Owned       45,000
Waynesburg, PA                   Manufacturing                                Owned       42,000
Washington, PA                   Manufacturing                                Leased      82,000
Washington, PA                   Manufacturing                                Owned      123,000
Washington, PA                   Manufacturing, Sales and Administration      Owned       85,000
Washington, PA                   Warehousing                                  Owned       79,000
Wheeling, IL                     Manufacturing, Sales and Administration      Owned      110,000
Wheeling, IL                     Manufacturing, Sales and Administration      Owned       80,000
Wipperfurth, Germany             Manufacturing, Sales and Administration      Owned      309,000

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

  Berk-Tek, Inc. ("Berk-Tek") has offered the Company a non-exclusive license under a patent it contends applies to certain cables sold by Mohawk/CDT. The Company's special patent counsel has provided an opinion that the Company's products do not infringe any valid claims, and, consequently, the offer has been declined. Berk-Tek has filed an application to reissue the patent in consideration of relevant prior art which has been identified by the Company and others, and has re-offered a non-exclusive license. Currently, the probability that Berk-Tek's application to reissue the patent with claims of interest to the Company will be granted cannot be determined and, therefore, based upon the opinion of the Company's special patent counsel, at this time, the Company does not believe a resolution of this matter would have a material adverse effect on its results of operations.

  In December, 1997, the Company and certain of its subsidiaries were named in a lawsuit filed by the

Furon Company (Case No. 1:97CF 3292, United States District Court, N.D. Ohio). In July, 1998, the Company, its subsidiaries and the Furon Company settled such litigation on mutually satisfactory terms. The settlement will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders.


ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

Age  Present Office and Experience
---  -----------------------------

64 Paul M. Olson has been President and a director of the Company since 1985, and Chief Executive Officer of the Company since 1993. From 1972 to 1984 Mr. Olson was the President of Phalo Corporation, a wire and cable manufacturer, and directed sales and marketing at Phalo Corporation from 1967 to 1972. From 1963 to 1967, Mr. Olson was employed at General Electric and from 1960 to 1963, at General Cable, in wire and cable related sales and marketing positions. Mr. Olson has a Bachelor's Degree in Economics from Hobart College.

56 George C. Graeber has been Chief Operating Officer and a director of the Company since 1998. Mr. Graeber has also served as President of Montrose/CDT since 1994. From 1992 to 1994, Mr. Graeber was Executive Vice President of the Company and President of Phalo/CDT. From 1990 to 1992 Mr. Graeber was a Vice President and General Manager at Anixter Brothers, Inc., an international distributor of cable and communication equipment.
     From 1989 to 1990 Mr. Graeber was a consultant for Manhattan Electric Cable, a wire and cable company. From 1983 to 1989 he was President and from 1979 to 1983 he was Vice President-General Manager of Brand Rex Cable, a wire and cable company. Mr. Graeber has a Masters degree in Electrical Engineering from the University of Connecticut.

56 Michael A. Dudley has been an Executive Vice President of the Company and President - CDT International since 1991. From 1988 to 1991 he was the President of Superior Optics, a division of Superior Teletec, Inc., a publicly traded company that manufactures communication cable. Mr. Dudley has a doctorate degree in Material Science from The National College of Rubber Technology in London, England.

48 Normand R. Bourque has been an Executive Vice President of the Company and President and Chief Executive Officer of NORDX/CDT since its acquisition. Prior to the acquisition, Mr. Bourque was Vice President-Cable Group at Nortel from 1991 to 1995 and Vice President, Operations-Cable Group from 1989 to 1991. From 1985 to 1988, Mr. Bourque was Vice President and General Manager-Transmission Networks at Nortel, and prior to that, held a number of positions in general management and finance at Nortel. Mr. Bourque has a Bachelor's Degree in Business Administration from the Ecole des Hautes Etudes Commerciales in Montreal, Canada.

59 Dave R. Harden has been a Senior Vice President of the Company since 1988. He founded West

     Penn Wire in 1971, and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988 Mr. Harden was an Executive Vice President of West Penn/CDT.

37 Peter Sheehan has been an Executive Vice President of the Company since 1998. Mr. Sheehan joined the Company in 1995 in the area of international sales and marketing. Prior to joining the company Mr. Sheehan was Senior Vice President of Sales and Marketing of Berk-tek, a wire and cable company.

48 Kenneth O. Hale has been Vice President, Chief Financial Officer and Secretary of the Company since 1987. Mr. Hale holds a Certified Public Accountant's certificate and an MBA in finance from the University of Missouri.

37 Charles B. Fromm was appointed Vice President and General Counsel of the Company in October 1997. Prior thereto, Mr. Fromm was a Partner at Kirkland & Ellis, New York.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  As of October 5, 1998, there were 172 holders of record of the Company's Common Stock.

  Additional information required by this item is set forth under the heading "Directors, Officers, and Corporate Information" on page 47 of the 1998 Annual Report and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

  Information required by this item is set forth under the heading "Selected Historical Consolidated Financial Data" on page 46 of the 1998 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 14 through 22 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information required by this item appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information required by this item is set forth on pages 23 through 45 of the 1998 Annual Report and is incorporated herein by reference and filed electronically herewith as Exhibit 13.1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 a. Information concerning the Registrant's directors is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1998. Such information is incorporated herein by reference.

 b. Information concerning executive officers of the Registrant is set forth in
    Item 4.1 of Part I at page 10 of this Report under the heading "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

   Information concerning executive officers of the Registrant is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1998. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning security ownership of certain beneficial owners and management is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1998. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1998. Such information is incorporated herein by reference.

PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 1. The following documents are included in the 1998 Annual Report, pages 23 through 45, and are incorporated herein by reference:

    a.  Report of Independent Public Accountants.
    b. Consolidated Statements of Income for the years ended July 31, 1998, 1997 and 1996.
    c   Consolidated Balance Sheets as of July 31, 1998 and 1997.
    d. Consolidated Statements of Cash Flow for the years ended July 31, 1998, 1997 and 1996.
    e. Consolidated Statements of Stockholders' Equity for the years ended July 31, 1998, 1997 and 1996.
    f.  Notes to Consolidated Financial Statements.

 2. The following documents are filed as part of this report:

    a.  Report of Independent Public Accountants on Schedules.
    b. Schedule II Valuation and Qualifying Accounts for the three years ended July 31, 1998.
    c.  List of Exhibits

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

   10.14 - Employment Agreement, dated as of November 1, 1997, between CDT and Charles B. Fromm**

   13.1 - CDT 1998 Annual Report to Stockholders (to the extent incorporated herein by reference).**

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

   99.5**- First Amendment to Credit Agreement dated July 31, 1998 (effective August 3, 1998) among CDT, BankBoston N.A., Paribas, Paribas Bank of Canada, Bank of America NT & SA, Bank of America Canada and other Lenders party thereto.

   99.6**- Second Amendment to Credit Agreement dated July 31, 1998 (effective August 3, 1998) among CDT, BankBoston N.A., Paribas, Paribas Bank of Canada, Bank of America NT & SA, Bank of America Canada and other Lenders party thereto.

   ** Filed Herein

   (b)  Reports on Form 8-k

           None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Cable Design Technologies Corporation

By: /s/  Paul M. Olson                                          October 29, 1998
   ------------------
    Paul M. Olson
    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                               DATE


/s/  Bryan C. Cressey        Chairman of the Board            October 29, 1998
---------------------        Director
Bryan C. Cressey


/s/  Paul M. Olson           Director, President, Chief       October 29, 1998
------------------           Executive Officer (Principal
Paul M. Olson                Executive Officer)


/s/ George C. Graeber        Director, Chief Operating        October 29, 1998
---------------------        Officer
George C. Graeber


/s/  Kenneth O. Hale         Vice President, Chief Financial  October 29, 1998
--------------------         Officer, Secretary (Principal
Kenneth O. Hale              Financial and Accounting Officer)


/s/  Myron S. Gelbach, Jr.   Director                         October 29, 1998
--------------------------
Myron S. Gelbach, Jr.


/s/  Michael F. O. Harris    Director                         October 29, 1998
-------------------------
Michael F. O. Harris


/s/  Glenn Kalnasy           Director                         October 29, 1998
------------------
Glenn Kalnasy


/s/  Richard C. Tuttle       Director                         October 29, 1998
----------------------
Richard C. Tuttle

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Cable Design Technologies Corporation and Subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 11, 1998. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   ARTHUR ANDERSEN  LLP

Pittsburgh, Pennsylvania
    September 11, 1998

                     CABLE DESIGN TECHNOLOGIES CORPORATION
               SCHEDULE II     VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JULY 31, 1998, 1997, 1996





                                                  ADDITIONS TO
                                      BALANCE    RESERVE FROM     ADDITIONS                    BALANCE
                                         AT      ACQUISITIONS     CHARGED TO                     AT
                                     BEGINNING     & OTHER       COSTS AND      REDUCTION      END OF
                                     OF PERIOD    ADJUSTMENTS     EXPENSES    FROM RESERVE     PERIOD
                                    -----------  ------------   -----------  -------------   -----------
                                                           (Dollars in thousands)

Allowance for uncollectible
 accounts/sales returns:

       Year Ended July 31, 1996       $1,553        $ 89           $1,542        $(  524)      $2,660
       Year Ended July 31, 1997       $2,660        $891           $1,644        $(  837)      $4,358
       Year Ended July 31, 1998       $4,358        $(93)          $1,367        $(1,637)      $3,995

 Reserve for discontinuance of
  DynaTraX(TM) product line and
  other restructuring activities:

       Year Ended July 31, 1998       $------       $-------       $6,093        $(4,334)      $1,759

                    CABLE DESIGN TECHNOLOGIES CORPORATION
                           INDEX TO EXHIBITS FILED HEREIN
                                 JULY 31, 1998

EXHIBIT
NUMBER              EXHIBIT

10.14 - Employment Agreement, dated as of November 1, 1997, between CDT and Charles B. Fromm.

13.1 - CDT 1998 Annual Report to Stockholders (to the extent incorporated herein by reference).

21.1 -  List of Subsidiaries of CDT.

23.1 -  Consent of Arthur Andersen LLP.

27.1 -  Financial Data Schedule.

99.5 - First Amendment to Credit Agreement dated July 31, 1998 (effective August 3, 1998) among CDT, BankBoston N.A., Paribas, Paribas Bank of Canada, Bank of America NT & SA, Bank of America Canada and other Lenders party thereto.

99.6 - Second Amendment to Credit Agreement dated July 31, 1998 (effective August 3, 1998) among CDT, BankBoston N.A., Paribas, Paribas Bank of Canada, Bank of America NT & SA, Bank of America Canada and other Lenders party thereto.