Form 10-Q
period 1998-10-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1998-12-15
CIK 913142

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1998
                          Commission File No. 0-22724



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

                         Yes      X          No ___________
                             ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at 12/9/98
              -----                            ----------------------
    Common Stock, $.01 Par Value                     29,664,478

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                                        Page
                                                                        ----
PART I       FINANCIAL INFORMATION

ITEM 1       Financial Statements.....................................   3

             Review Report of Independent Public Accountants for
             the Three Months Ended October 31, 1998..................   4

             Cable Design Technologies Corporation and
             Subsidiaries Condensed Consolidated Statements of
             Income - Unaudited for the Three Months Ended
             October 31, 1998 and 1997................................   5

             Cable Design Technologies Corporation and
             Subsidiaries Condensed Consolidated Balance Sheets
             as of October 31, 1998 (Unaudited), and July 31, 1998....   6

             Cable Design Technologies Corporation and
             Subsidiaries Condensed Consolidated Statements of
             Cash Flows - Unaudited for the Three Months
             Ended October 31, 1998 and 1997..........................   7

             Cable Design Technologies Corporation and
             Subsidiaries - Notes to Condensed Consolidated
             Financial Statements (Unaudited).........................   8

ITEM 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  10

PART II      OTHER INFORMATION

ITEM 1       Legal Proceedings........................................  14

ITEM 2       Changes in Securities....................................  14

ITEM 3       Defaults upon Senior Securities..........................  14

ITEM 4       Submission of Matters to a Vote of Security Holders......  14

ITEM 5       Other Information........................................  14

ITEM 6       Exhibits and Reports on Form 8-K.........................  14

SIGNATURES   .........................................................  15

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited consolidated financial statements as of and for the three month periods ended October 31, 1998 and 1997, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of October 31, 1998, and the related condensed consolidated statements of income and cash flows for the three month periods ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1998, and, in our report dated September 11, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Pittsburgh, Pennsylvania,                      ARTHUR ANDERSEN LLP
November 25, 1998

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

                                                                   Three Months Ended
                                                                       October 31,
                                                                ------------------------
                                                                   1998          1997
                                                                -----------  -----------
Net sales                                                       $   173,624  $   162,144
Cost of sales                                                       120,584      115,068
                                                                -----------  -----------
  Gross profit                                                       53,040       47,076
Selling, general and administrative expenses                         28,970       27,305
                                                                -----------  -----------
  Income from operations                                             24,070       19,771
Interest expense, net                                                 3,222        1,914
Other expense (income)                                                  252         (529)
                                                                -----------  -----------
  Income before income taxes                                         20,596       18,386
Income tax provision                                                  8,232        6,936
                                                                -----------  -----------
Net income                                                      $    12,364  $    11,450
                                                                ===========  ===========
Per share data:

Basic earnings per common share                                       $0.41        $0.41
                                                                ===========  ===========
Diluted earnings per common share                                     $0.41        $0.37
                                                                ===========  ===========
Weighted average common shares                                   29,976,797   28,196,613
                                                                ===========  ===========
Weighted average common and common equivalent shares             30,322,820   31,285,673
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

                                                                                As of        As of
                                                                             October 31,   July 31,
                                                                                 1998        1998
                                                                             -----------   --------
                                                                             (Unaudited)
ASSETS
------

Current assets:

   Cash and cash equivalents                                                    $ 10,207   $ 11,143
                                                                             -----------   --------
   Accounts receivable, net of allowance for uncollectible amounts of $4,496
   and $3,995, respectively                                                      113,931    117,265
   Inventories                                                                   143,132    130,307
   Other current assets                                                           18,412     17,830
                                                                             -----------   --------
         Total current assets                                                    285,682    276,545
Property, plant and equipment, net                                               195,441    160,891
Goodwill, net                                                                     74,958     57,656
Other assets                                                                      13,162      8,468
                                                                             -----------   --------
Total assets                                                                    $569,243   $503,560
                                                                             ===========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

   Current liabilities                                                          $115,472   $101,869
   Long-term debt, excluding current maturities                                  183,367    136,052
   Other non-current liabilities                                                  23,566     20,741
                                                                             -----------   --------
Total liabilities                                                                322,405    258,662
                                                                             ===========   ========
Stockholders' equity:

   Preferred stock, par value $.01 per share -
   Authorized 1,000,000 shares, no shares issued                                     ---        ---

   Common stock, par value $.01 per share -
   Authorized 100,000,000 shares, 30,691,878 and
   30,660,472 shares issued, respectively                                            307        307
   Paid in capital                                                               166,069    165,681
   Retained earnings                                                             100,969     88,605
   Treasury stock, at cost, 1,026,200 and 200,000 shares, respectively           (16,157)    (4,291)
   Currency translation adjustment                                                (4,340)    (5,394)
   Minimum pension liability                                                         (10)       (10)
                                                                             -----------   --------
Total stockholders' equity                                                       246,838    244,898
                                                                             -----------   --------
Total liabilities and stockholders' equity                                      $569,243   $503,560
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                            (Dollars in thousands)
                            ----------------------

                                                                         Three months ended
                                                                            October 31,
                                                                        -------------------
                                                                          1998       1997
                                                                        --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 19,439   $  9,478
                                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment                             (7,596)   (13,628)
   Acquisition of businesses, including transaction costs,
   net of cash acquired                                                  (43,144)    (9,007)
                                                                        --------   --------
       Net cash used by investing activities                             (50,740)   (22,635)
                                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net change in revolving note borrowings                                41,712     13,857
   Funds provided by long-term debt                                        1,819        115
   Funds used to reduce long-term debt                                    (1,556)    (3,266)
   Net proceeds from exercise of stock options and related tax benefits       28        177
   Purchase of treasury stock                                            (11,866)       ---
                                                                        --------   --------
       Net cash provided by financing activities                          30,137     10,883

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS                                                                  228        100
                                                                        --------   --------
       Net decrease in cash                                                 (936)    (2,174)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,143      9,017
                                                                        --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 10,207   $  6,843
                                                                        ========   ========
  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net                                                       $  2,762   $  2,147
                                                                        ========   ========
    Income taxes                                                        $  1,959   $  2,732
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
       ----------------------------------------------------------------

1.     BASIS OF PRESENTATION
       ---------------------

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form 10-K which was filed for the fiscal year ended July 31, 1998.

2.     INVENTORIES
       -----------

Inventories of the Company consist of the following:

                                              October 31,         July 31,
                                                 1998               1998
                                             ------------      -------------
                                                (Dollars in thousands)
Raw materials                                   $ 42,585           $ 40,089
Work-in-process                                   33,556             27,485
Finished goods                                    66,991             62,733
                                             ------------      -------------
                                                $143,132           $130,307
                                             ============      =============

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

                                                                        Three Months Ended
                                                                           October 31,
                                                                 ---------------------------------
                                                                      1998              1997
                                                                 ---------------   ---------------
                                                                  (Dollars in thousands, except per
                                                                             share data)
Net income                                                             $ 12,364          $ 11,450
                                                                 ---------------   ---------------
Basic earnings per common share:
     Weighted average common shares outstanding                      29,976,797        28,196,613
     Basic earnings per common share                                      $0.41             $0.41
                                                                 ===============   ===============
Diluted earnings per common share:
     Weighted average common shares outstanding                      29,976,797        28,196,613
     Shares issuable from assumed conversion of dilutive
     stock options                                                      346,023         3,089,060
                                                                 ---------------   ---------------
     Weighted average common and common equivalent shares            30,322,820        31,285,673
     Diluted earnings per common share                                    $0.41             $0.37
                                                                 ===============   ===============

Options to purchase 982,200 shares of common stock were outstanding during the three month period ended October 31, 1998 but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective period.

4.     OTHER COMPREHENSIVE INCOME
       --------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in the first quarter of fiscal 1999. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in stockholders' equity. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Total comprehensive income was $13.4 million and $11.6 million for the three months ending October 31, 1998 and 1997, respectively.


5.     BUSINESS ACQUISITIONS
       ---------------------

On August 3, 1998, the Company acquired an 80% interest in HEW-Kabel Heinz Eilentropp GmbH & Co. KG, and related entities, ("HEW/CDT") located in Wipperfurth, Germany. The acquisition was accounted for using the purchase method under APB Opinion No. 16 and the assets and liabilities assumed were as follows:


                                           (Dollars in thousands)

Assets acquired, net of cash                     $ 65,228
Liabilities assumed                               (22,859)
Notes issued                                       (8,198)
                                              -------------
Net cash paid                                    $ 34,171
                                              =============


On September 25, 1998, the Company acquired the assets of Network Essentials, Inc., ("Red Hawk") based in Milpitas, California. The acquisition was accounted for using the purchase method under APB Opinion No. 16.

The operations and financial position of HEW/CDT and Red Hawk are not material to either the consolidated operations or financial position of the Company, therefore, pro forma financial information is not presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies is a leading manufacturer of technologically advanced electronic data transmission cable for network, communication, specialty electronics, and automation and process control applications, including complete voice and data wiring solutions, fiber optic connective solutions and other components required to build high performance telecommunication infrastructures.

This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations
                                    Overview

The Company reported record quarterly sales, operating profit and earnings per share for the three months ended October 31, 1998 ("first quarter 1999"). Operating profit advanced 22% and diluted earnings per share increased 11% compared to the three months ended October 31, 1997 ("first quarter 1998"). The acquisition of HEW/CDT significantly contributed to these improved operating results.

Sales increased 7% to a record $173.6 million, including $16.5 million of sales attributable to the recently acquired businesses, primarily HEW/CDT and Orebro/CDT. Reported sales were negatively impacted in the first quarter 1999 by the effect of foreign currency translation primarily as a result of a 10% decline in the Canadian exchange rate in the first quarter 1999 as compared to the first quarter 1998. Sales were also reduced due to the effect of the 24% decline in the average price of copper from the first quarter 1998 which resulted in reduced selling prices on certain of the Company's products. After adjusting for the effects of foreign currency rate changes and the decline in the average price of copper, the Company estimates that sales increased 11% on a year over year basis.

Net income for the first quarter 1999 increased 8% to $12.4 million ($0.41 per diluted share) compared to $11.5 million ($0.37 per diluted share) for the first quarter 1998.

                 Three Months Ended October 31, 1998 Compared to
                       Three Months Ended October 31, 1997

Sales  Sales for the first quarter 1999 increased $11.5 million, or 7%, to
-----
$173.6 million compared to $162.1 million for the first quarter 1998. Sales for the Network Communication Product Group, which includes network structured wiring systems products and communication cable, were $92.2 million for the first quarter 1999 compared to $97.9 million for the first quarter 1998, a decline of 6%. Reported sales for this group were negatively impacted by the effects of foreign currency translation and the lower average price of copper. After adjusting for the effects of foreign currency rate changes and the decline in the average price of copper, the sales for this group were relatively flat on a year-over-year basis. Increased sales volume of high performance Level 6 and 7 network cables during the quarter partially offset the lower sales volume and lower average selling prices for plenum category 5 cables. First quarter 1999 sales for the Specialty Electronics Product Group increased $17.1 million, or 27%, to $81.4 million compared to $64.3 million for the first quarter 1998. The increase for this group was primarily due to an additional $16.1 million of sales attributable to the recently acquired businesses.

Sales outside of North America increased $16.1 million, or 64%, to $41.1 million for the first quarter 1999 compared to $25.0 million for the same period last year. Sales attributable to the recently acquired businesses accounted for $15.1 million of the increase in sales outside of North America.

Gross Profit  Gross profit for the first quarter 1999 increased $5.9 million, or
------------
13%, to $53.0 million compared to $47.1 million for the first quarter 1998. Gross profit for the first quarter 1999 includes $4.8 million of additional gross profit attributable to the recently acquired businesses, which primarily benefitted the Specialty Electronics Product Group. Excluding the gross profit from acquisitions, the remaining increase in first quarter 1999 gross profit was primarily attributable to the Network Communication Product Group.

The gross margin for the first quarter 1999 was 30.5% compared to 29.0% for the first quarter 1998. Lower

                                      10-
material costs as a percentage of sales, primarily due to the lower average cost of copper, contributed to the improved gross margin. The improved gross margin percentage also reflects the effect of the reduction in the Canadian exchange rate which resulted in lower comparative product costs on U.S. denominated sales by the Company's Canadian businesses. The mix effect of higher sales of the relatively higher margin Level 6 and 7 network cable products and lower sales of the relatively lower margin communication cable products also benefitted the first quarter 1999 gross margin.

Selling, General and Administrative Expense  Selling, general and administrative
-------------------------------------------
expense ("SG&A") for the first quarter 1999 was $29.0 million compared to $27.3 million for the first quarter 1998. The increase in SG&A attributable to the recently acquired businesses more than offset reductions in SG&A expense achieved as a result of NORDX/CDT's discontinuance of its DynaTraX(TM) product line, restructuring activities, and other expense reduction efforts. As a percentage of sales, SG&A for the first quarter 1999 was 16.7% compared to 16.8% for the first quarter 1998.

Income from Operations  Income from operations for the first quarter 1999
----------------------
increased $4.3 million, or 22%, to $24.1 million compared to $19.8 million for the first quarter 1998. The operating margin, derived by dividing operating income by net sales, was 13.9% for the first quarter 1999 compared to 12.2% for the first quarter 1998.

Interest Expense  Interest expense was $3.2 million for the first quarter 1999,
----------------
an increase of $1.3 million compared to the first quarter 1998. This increase was primarily due to the higher average balance of debt outstanding due to the acquisition of HEW/CDT at the beginning of the first quarter 1999 and the purchase of 826,200 shares of the Company's common stock during the quarter.

Income Tax Provision  The effective tax rate increased to 40.0% in the first
--------------------
quarter 1999 compared to 37.7% in the first quarter 1998. Factors contributing to the increase in the effective tax rate were the higher German tax rate applicable to the Company's recently acquired HEW/CDT subsidiary and lower Canadian research and development tax credits.

Net Income  Net income for the first quarter 1999 increased $0.9 million, or 8%
----------
to $12.4 million ($0.41 per diluted share) compared to net income of $11.5 million ($0.37 per diluted share) for the first quarter 1998.


Financial Condition

Liquidity and Capital Resources
-------------------------------

The Company's primary credit agreement (the "Credit Agreement") was amended on August 3, 1998 to, among other things, increase the borrowing limit under its U.S. revolving credit facility, and to include a German loan sub-facility. The Credit Agreement as amended is comprised of a $121.3 million U.S. revolving facility, including a USD $50.0 million Deutschmark sub-facility, and a CDN $115.0 million Canadian revolving facility. The Company also maintains a foreign credit facility in the United Kingdom which provides for up to approximately $12.4 million of borrowings. At October 31, 1998, the Company had outstanding borrowings of approximately $168.0 million and $12.4 million under the Credit Agreement and foreign credit facility, respectively.

Effective December 14, 1998, the Company entered into a 364-day, unsecured revolving credit agreement (the "Revolving Facility") with a bank. The Revolving Facility provides for maximum borrowings of $35.0 million. Outstanding borrowings bear floating interest rates of either LIBOR plus the applicable margin or the base rate, as defined, at the Company's election. The applicable margin over LIBOR ranges from .525% to 1.05% and is determined based on the attainment of specified leverage ratios. A facility fee of between .10% and
 .20%, based upon a specific leverage ratio, is payable quarterly on the maximum facility amount. The Revolving Facility contains customary financial and non-financial covenants, except as limited by the terms of the existing Credit Agreement. The Revolving Facility will be used in part to fund the repurchase program described below and for working capital and other general corporate purposes.

Based on an analysis of current expectations for its business, management believes that the Company's cash flow from operations, funds available under its credit agreements, and ability to attract short term and long term capital will provide it with sufficient liquidity to meet its current liquidity needs.

Share Repurchase On December 1, 1998, the Company's Board of Directors approved
----------------
the purchase of up to 1.9 million shares of the Company's common stock that was acquired by certain key employees upon the exercise of certain incentive stock options granted primarily in 1988 and 1989 and expiring in 1998 and 1999. The offer to the employees to purchase such stock will be made in the Company's second fiscal quarter ending January 31, 1999, based upon the closing price of the Company's common stock on the date of the purchase. The Company will receive a cash benefit through the reduction of income taxes due to the disqualification of the qualified status of the incentive stock options upon the repurchase. Under GAAP, the tax benefit received will not be reflected in the income statement. In connection with the Company's purchase of this stock, the employees will be paid an incentive payment to induce them to offer such shares for purchase by the Company so that it may receive the related tax benefit. The Company will share the tax benefit by making an incentive payment to each employee equal to 19.6% of the tax deduction obtained as a result of the shares repurchased from such employee. The incentive payment is intended to partially compensate the employee for the difference between the income tax rate for ordinary income and for long term capital gains and will result in a non-recurring charge to operating earnings. The amount of the tax benefit received by the Company and the amount of the incentive payments to employees will be determined by the number of shares actually purchased and the price of the stock on the date of purchase. The purchase price for the shares and the incentive payments will be paid in cash, notes or a combination thereof.

Working Capital  During the first quarter 1999, operating working capital
---------------
decreased $1.8 million excluding increases resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the result of a decrease in accounts receivable of $10.0 million and an increase in taxes payable of $6.7 million, offset by a decrease in accounts payable of $12.3 million and an increase in inventories of $2.7 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow  Including the decrease in working capital, the Company
---------
generated $19.4 million of net cash from operating activities during the first quarter 1999. Net cash used by investing activities of $50.7 million included $43.1 million for the acquisition of businesses, primarily HEW/CDT, and $7.6 million for capital projects. Net cash provided by financing activities of $30.1 million included $42.0 million from debt sources, partially offset by $11.9 million used for the purchase of 826,200 shares of the Company's common stock.

Fluctuation in Copper Price

The cost of copper in inventories (including finished goods) reflects purchases over various periods of time ranging from one to several months for each of the Company's individual operating units. For communication cable products, profitability is generally not significantly affected by volatility of copper prices as changes in copper prices are generally passed along to customers, however, differences in the timing of selling price adjustments do occur and may impact near term results. For other product lines, although selling prices are not generally adjusted to directly reflect changes in copper prices, the relief of copper costs from inventory for those operating units having longer inventory cycles may affect profitability from one period to the next following periods of significant movement in the cost of copper. The Company does not engage in activities to hedge the underlying value of its copper inventory.


New Accounting Standards

The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June 1997. SFAS No. 131 establishes standards for reporting information about operating segments. SFAS No. 131 is effective for the Company's fiscal year ending July 31, 1999. Adoption of this standard will not change the reported results of operations or financial position of the Company, however compliance with the provisions of this standard will add, expand and/or modify various disclosures made in conjunction with the financial statements. The Company plans to provide appropriate financial statement disclosure under SFAS No. 131 in its Form 10-K for the fiscal year ended July 31, 1999.

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and requires recognition in the balance sheet of all derivative instruments as either assets or liabilities, measured at fair value. SFAS No. 133 is effective for the Company's fiscal year ending July 31, 2000. The Company does not

                                      12-
believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations, financial position or cash flows.

Year 2000 Issues

Readers are cautioned that forward-looking statements contained in the Year 2000 discussion below should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

The Company has assessed the potential impact of the Year 2000 date processing issue on its information technology ("IT") systems and has plans to modify or replace non-compliant IT systems. Many of the Company's operating units have acquired, or plan to acquire, new IT systems in order to improve functionality and provide additional system capabilities. The Company anticipates completing all remaining required modifications or replacements prior to August 1999. The cost to maintain or modify IT systems is expensed as incurred, while the cost of new hardware and software is capitalized and amortized over the estimated useful life of the IT system. As of October 31, 1998, the Company has expended approximately $2.6 million to replace or modify such IT systems, and estimates an additional $0.8 million will be expended over the next 9 months. Costs to address the Year 2000 issue are being funded through operating cash flows, and based on management's assessment, expenditures associated with modifying or replacing existing IT systems to resolve the Year 2000 issue will not have a material adverse effect on the Company's results of operations, liquidity or capital resources.

Each division and subsidiary of the Company has undertaken or is in the process of completing a review of the impact of the Year 2000 issue on their non-IT systems and on key suppliers and customers. While all such reviews are not yet completed, the Company has not become aware of any materially adverse Year 2000 compliance issues relating to its non-IT systems or key customers or suppliers. As reviews of non-IT systems and third party compliance have not yet been completed, the Company has not determined whether or not a contingency plan for Year 2000 issues is necessary. There can be no assurance, however, that inadequate Year 2000 compliance by third parties, non-compliance of systems or other unanticipated effects will not cause business disruptions that may have an adverse effect on the Company's operations.

The costs of Year 2000 compliance modifications and the date by which management believes such modifications will be complete are management's best estimates based on information currently available. Actual results could differ materially from those anticipated due to uncertainties including, but not limited to, the ability to locate and correct all relevant computer codes, and the availability and cost of necessary external resources.


Forward-Looking Statements -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1998, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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



                     CABLE DESIGN TECHNOLOGIES CORPORATION



                         /s/  Paul M. Olson
                         -------------------------------------------------------
December 15, 1998        Paul M. Olson
                         President and Chief Executive Officer



                         /s/  Kenneth O. Hale
                         -------------------------------------------------------
December 15, 1998        Kenneth O.  Hale
                         Vice President and Chief Financial Officer


