Form 10-Q
period 1999-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1999-03-16
CIK 913142

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999
                          Commission File No. 0-22724



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

                         Yes      X          No
                             ----------         -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at 03/5/99
                -----                         ----------------------
        Common Stock, $.01 Par Value                28,148,501

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                           Page
                                                                           ----


PART I     FINANCIAL INFORMATION

Item 1     Financial Statements...........................................   3

           Review Report of Independent Public Accountants for
           the Three Months and Six Months Ended January 31, 1999 and 1998   4

           Condensed Consolidated Statements of
           Income - Unaudited for the Three Months and Six Months Ended
           January 31, 1999 and 1998......................................   5

           Condensed Consolidated Balance Sheets
           as of January 31, 1999 (Unaudited), and July 31, 1998..........   6

           Condensed Consolidated Statements of
           Cash Flows - Unaudited for the Six Months
           Ended January 31, 1999 and 1998................................   7

           Notes to Condensed Consolidated
           Financial Statements - Unaudited...............................   8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  11


PART II    OTHER INFORMATION

Item 1     Legal Proceedings..............................................  19

Item 2     Changes in Securities..........................................  19

Item 3     Defaults upon Senior Securities................................  19

Item 4     Submission of Matters to a Vote of Security Holders............  19

Item 5     Other Information..............................................  20

Item 6     Exhibits and Reports on Form 8-K...............................  20


Signatures ...............................................................  21

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month and six month periods ended January 31, 1999 and 1998, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of January 31, 1999, and the related condensed consolidated statements of income for the three month and six month periods ended January 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the six month periods ended January 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1998, and, in our report dated September 11, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Pittsburgh, Pennsylvania,                          Arthur Andersen LLP
February 24, 1999

              CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            --------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------


                                                           Three Months Ended          Six Months Ended
                                                               January 31,                January 31,
                                                      ---------------------------  ------------------------
                                                           1999          1998         1999         1998
                                                      -------------- ------------  ------------ -----------
Net sales                                               $   160,896  $   155,638   $   334,520  $   317,782
Cost of sales                                               114,030      109,924       233,913      224,470
                                                      -------------- ------------  ------------ -----------
  Gross profit                                               46,866       45,714       100,607       93,312
Selling, general and administrative expenses                 27,011       26,524        55,215       52,513
Research and development expenses                             1,430        1,779         2,897        3,617
Non-recurring charge                                          6,307            -         6,307            -
                                                      -------------- ------------  ------------ -----------
  Income from operations                                     12,118       17,411        36,188       37,182
Interest expense, net                                         3,196        1,917         6,418        3,831
Other expense (income)                                          351         (566)          603       (1,095)
                                                      -------------- ------------  ------------ -----------
  Income before income taxes                                  8,571       16,060        29,167       34,446
Income tax provision                                          3,765        6,134        11,997       13,070
                                                      -------------- ------------  ------------ -----------
Net income                                              $     4,806  $     9,926   $    17,170  $    21,376
                                                      ============== ============  ============ ===========
Per share data:
Basic earnings per common share                               $0.17        $0.35         $0.58        $0.75
Diluted earnings per common share                             $0.16        $0.32         $0.58        $0.68
                                                      ============== ============  ============ ===========
Weighted average common shares                           28,833,632   28,499,853    29,405,214   28,348,233
                                                      ============== ============  ============ ===========
Weighted average common and common equivalent shares     29,337,393   31,290,412    29,802,247   31,322,508
                                                      ============== ============  ============ ===========



        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                                  As of        As of
                                                                               January 31,   July 31,
                                                                                   1999        1998
                                                                             -------------   --------
                                                                               (unaudited)
ASSETS
------
Current Assets:

  Cash and cash equivalents                                                       $  7,868   $ 11,143

  Accounts receivable, net of allowance for uncollectible amounts of $4,540
   and $3,995, respectively                                                        113,142    117,265

  Inventories                                                                      142,420    130,307

  Other current assets                                                              25,859     17,830
                                                                                 ---------- ---------
     Total current assets                                                          289,289    276,545

Property, plant and equipment, net                                                 199,801    160,891

Goodwill, net                                                                       74,367     57,656

Other assets                                                                        12,268      8,468
                                                                                 ---------- ---------
Total assets                                                                      $575,725   $503,560
                                                                                 ========== =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

  Current liabilities                                                             $131,362   $101,869

  Long-term debt, excluding current maturities                                     188,996    136,052

  Other non-current liabilities                                                     24,219     20,741
                                                                                 ---------- ---------
  Total liabilities                                                                344,577    258,662
                                                                                 ---------- ---------
Stockholders' Equity:

  Preferred stock, par value $.01 per share -
  authorized 1,000,000 shares, no shares issued                                        ---        ---

  Common stock, par value $.01 per share -
  authorized 100,000,000 shares, 30,694,078
  and 30,660,472 shares issued, respectively                                           307        307

  Paid in capital                                                                  178,815    165,681

  Retained earnings                                                                105,775     88,605

  Treasury stock, at cost, 2,623,452 and 200,000 shares, respectively              (49,297)    (4,291)

  Currency translation adjustment                                                   (4,442)    (5,394)

  Minimum pension liability                                                            (10)       (10)
                                                                                 ---------- ---------
     Total stockholders' equity                                                    231,148    244,898
                                                                                 ---------- ---------
Total liabilities and stockholders' equity                                        $575,725   $503,560
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

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                             (Dollars in thousands)
                             ----------------------


                                                                          Six Months Ended
                                                                            January 31,
                                                                      ---------------------
                                                                          1999       1998
                                                                      ----------- ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 22,701   $ 22,885
                                                                      ----------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment                            (15,604)   (27,633)

   Acquisition of businesses, including transaction costs,
      net of cash acquired                                               (43,646)   (10,656)
                                                                      ----------- ---------

      Net cash used by investing activities                              (59,250)   (38,289)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net change in revolving note borrowings                                65,633     13,564

   Funds provided by long-term debt                                       11,237        285

   Funds used to reduce long-term debt                                    (5,153)    (3,320)

   Purchase of treasury stock                                            (45,006)       ---

   Net proceeds from exercise of stock options and related
    tax benefits                                                           6,416      1,976

   Net proceeds from issuance of common stock                                ---          5
                                                                      ----------- ---------

      Net cash provided by financing activities                           33,127     12,510

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS                                                                 147         27
                                                                      ----------- ---------

   Net decrease in cash                                                   (3,275)    (2,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,143      9,017
                                                                      ----------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  7,868   $  6,150
                                                                      =========== =========
Supplemental disclosure of cash flow information:

Cash paid during the period for:

     Interest, net                                                      $  5,768   $  4,191
                                                                      =========== =========
     Income taxes                                                       $  8,954   $ 10,414
                                                                      =========== =========



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

2.    INVENTORIES
      -----------

Inventories of the Company consist of the following:

                                                     January 31,  July 31,
                                                        1999        1998
                                                   -------------- --------
                                                          (Dollars in
                                                          thousands)

Raw materials                                           $ 37,024  $ 40,089

Work-in-process                                           34,767    27,485

Finished goods                                            70,629    62,733
                                                   -------------- --------
                                                        $142,420  $130,307
                                                   ============== ========

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

                                                 Three Months Ended          Six Months Ended
                                                    January 31,                January 31,

                                                 1999         1998         1999            1998
                                            -------------  -----------  -----------  -------------
                                                   (Dollars in thousands, except per share data)
Net income                                    $     4,806  $     9,926  $    17,170  $    21,376
                                              -----------  -----------  -----------  -----------
Basic earnings per common share:
Weighted average common shares outstanding     28,833,632   28,499,853   29,405,214   28,348,233
 Basic earnings per common share              $      0.17  $      0.35  $      0.58  $      0.75
                                              ===========  ===========  ===========  ===========
Diluted earnings per common share:
Weighted average common shares outstanding     28,833,632   28,499,853   29,405,214   28,348,233
Shares issuable from assumed conversion of
 dilutive stock options                           503,761    2,790,559      397,033    2,974,275
                                              -----------  -----------  -----------  -----------
Weighted average common and common
 equivalent shares                             29,337,393   31,290,412   29,802,247   31,322,508
 Diluted earnings per common share            $      0.16  $      0.32  $      0.58  $      0.68
                                              ===========  ===========  ===========  ===========


Options to purchase 106,500 and 899,850 shares of common stock were outstanding during the three and six month periods, respectively, ended January 31, 1999 and options to purchase 99,000 shares of common stock were outstanding during the three and six month periods ended January 31, 1998, but were not included in the computation of diluted EPS as the option's exercise price was greater than the average market price of the common stock for the respective periods.

4.  OTHER COMPREHENSIVE INCOME
    --------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in the first quarter of fiscal 1999. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in stockholders' equity. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Total comprehensive income was $4.7 million and $7.6 million for the three months and $18.1 million and $19.2 million for the six months ended January 31, 1999 and 1998, respectively.

5.  BUSINESS ACQUISITIONS
    ---------------------

On August 3, 1998, the Company acquired an 80% interest in HEW-Kabel Heinz Eilentropp GmbH & Co. KG, and related entities, ("HEW/CDT") located in Wipperfurth, Germany. The acquisition was accounted for using the purchase method under APB Opinion No. 16 and the assets and liabilities assumed were as follows:
                                                   (Dollars in thousands)

Assets acquired, net of cash                               $ 65,679

Liabilities assumed                                         (22,942)

Notes issued                                                 (8,566)
                                                        -------------

Net cash paid                                              $ 34,171
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

6.  RECLASSIFICATIONS
    -----------------

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

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


Results of Operations


                                    Overview

Sales for the six months ended January 31, 1999 ("first half 1999") increased $16.7 million, or 5%, to $334.5 million compared to $317.8 million for the six months ended January 31, 1998 ("first half 1998"), including $31.9 million of additional sales attributable to recently acquired businesses, primarily HEW/CDT, Orebro/CDT and Red Hawk. Adjusted for the unfavorable effects of foreign currency translation and the decline in the average price of copper on communication cable sales, the increase in sales would have been approximately 8%. Income from operations excluding the non-recurring charge increased $5.3 million, or 14%, to $42.5 million for the first half 1999 compared to $37.2 million for the first half 1998. Net income for the first half 1999 excluding the non-recurring charge was $21.4 million ($0.72 per diluted share) compared to net income of $21.4 million ($0.68 per diluted share) for the first half 1998. Reported net income including the non-recurring charge for the first half 1999 was $17.2 million ($0.58 per diluted share). The increase of $5.3 million in first half 1999 income from operations excluding the non-recurring charge, as compared to the same period last year, was offset by a $2.6 million increase in interest expense, a net unfavorable change of $1.7 million in other income/expense, primarily foreign currency exchange and minority interest, and a $1.0 million increase in tax expense.

Sales for the three months ended January 31, 1999 ("second quarter 1999") increased $5.3 million, or 3%, to $160.9 million compared to $155.6 million for the three months ended January 31, 1998 ("second quarter 1998"), including $15.3 million of additional sales attributable to the recent acquisitions. Adjusted for the unfavorable effects of foreign currency translation and the decline in the average price of copper on communication cable sales, the increase in sales would have been 5%. Income from operations excluding the non-recurring charge for the second quarter 1999 increased $1.0 million, or 6%, to $18.4 million compared to $17.4 million for the second quarter 1998. Net income excluding the non-recurring charge for the second quarter 1999 was $9.0 million ($0.31 per diluted share) compared to $9.9 million ($0.32 per diluted share) for the second quarter 1998. The $1.0 million increase in second quarter 1999 income from operations excluding the non-recurring charge compared to the second quarter 1998 was offset by a $1.3 million increase in interest expense, a $0.9 million net unfavorable change in other income/expense, primarily foreign currency exchange and minority interest, and a $0.3 million decrease in tax expense. Reported net income including non-recurring charge for the second quarter 1999 was $4.8 million ($0.16 per diluted share).

During the second quarter 1999, sales of communication cable were lower in the U.S. marketplace. The Company believes that the lower domestic demand for communication cable in the second quarter is in part due to year-end budgetary constraints at the Regional Bell Operating Companies ("RBOCs") and to the mergers of major communication companies which affected the order cycle. North American demand for communication cable is expected to increase during the spring and summer months as a result of the seasonal pick-up in the laying of communication cable as the ground thaws in the northern U.S. and Canada as well as the diminishment of the effects of the RBOC's year end budget constraints and of the communication company mergers. Also, an industry-wide slowdown in the U.S. network structured wiring market during the second fiscal quarter 1999 resulted in lower demand and competitive pressure on pricing for network cable
products.   The Company believes that the slowdown is in part the result of a redirection of capital spending by many businesses from investment in network systems to resolving their Year 2000 compliance issues. The Company believes other key factors contributing to the slowdown are the uncertainty concerning the minimum required performance specifications of advanced cabling for use with Gigabit Ethernet technology and the fact that performance specifications for advanced cables have not been promulgated by the Telecommunication Industry Association. Network cables generally conforming to the proposed new Category 5e (enhanced Category 5) and Category 6 cable specifications have previously been referred to as Level 6 and Level 7, respectively. Although these factors may continue to influence the U.S. market for network structured wiring products in the near-term, the Company believes the long-term growth prospects for higher performance products in this industry to be positive and over the past 18 months the Company has invested $64.8 million in its manufacturing capabilities to position itself to benefit from opportunities in the higher performance network structured wiring, communication and specialty electronic marketplaces.

                Three Months Ended January 31, 1999 Compared to
                      Three Months Ended January 31, 1998

Sales for the second quarter 1999 of $160.9 million increased $5.3 million, or 3%, compared to sales of $155.6 million for the second quarter 1998, including additional sales of $15.3 million attributable to the Company's recently acquired businesses. Second quarter 1999 sales for the Network Communication group of $88.7 million, which includes network structured wiring systems products and communication cable, decreased $5.3 million, or 6%, compared to $94.0 million for the second quarter 1998. Adjusted for the unfavorable effects of foreign currency translation and the decline in the average price of copper on communication cable sales, the decrease in sales for this group would have been 3%. Factors which contributed to the decrease in sales for this product group compared to the second quarter 1998 were lower sales of Category 5 network cable and communication cable in the U.S. marketplace and the industry-wide slowdown in the U.S. network structured wiring market during the second quarter 1999 which resulted in lower selling prices for certain network cable products, particularly for plenum Category 5 and 5e. However, the lower sales of Category 5 network cable and the lower pricing for the Category 5 and 5e cables were offset by an improvement in product mix due to increased sales of the higher priced Category 5e and 6 network cables for the second quarter 1999. Second quarter 1999 sales for the Specialty Electronics group increased $10.5 million, or 17%, to $72.2 million compared to $61.7 million for the second quarter 1998, including additional sales of $13.9 million attributable to the recently acquired businesses. Excluding acquisitions, Specialty Electronics group sales declined 6% compared to the second quarter 1998 primarily as a result of continued competitive conditions in the marketplace for automation and process control cable products. Sales outside of North America increased $11.8 million, or 45%, to $38.1 million for the second quarter 1999 compared to $26.3 million for the same period last year, including additional sales of $14.0 million attributable to the recently acquired businesses. Sales outside of North America for the second quarter 1999 were unfavorably affected by the continued sluggish economy in the United Kingdom and the recent economic turmoil in Russia, Latin America and the Pacific Rim.

Second quarter 1999 gross profit increased $1.2 million, or 3%, to $46.9 million compared to $45.7 million for the second quarter 1998, including the additional gross profit of $4.6 million attributable to the recently acquired businesses which primarily benefitted the Specialty Electronics group. Factors which contributed to the decrease in gross profit excluding acquisitions were: for the Network Communication group, lower sales of Category 5 network cables, lower pricing for Category 5 and 5e network cables, and lower sales of communication cable, which together were partially offset by an improved product mix due to increased sales of higher margin Category 5e and 6 network cables and of structured wiring system component products; and, for the Specialty Electronics group, continued competitive conditions for automation and process control cable products and, to a lesser extent, a lower margin on wireless cable products due to a shift in product mix. The gross margin percentage for the second quarter 1999 decreased slightly to 29.1% compared to 29.4% for the second quarter 1998.

Selling, general and administrative expense ("SG&A") for the second quarter 1999 increased $0.5 million, or 2%, to $27.0 million compared to $26.5 million for the second quarter 1998, including $2.4 million of additional SG&A attributable to the recent acquisitions. The reduction in SG&A excluding acquisitions of $1.9 million was primarily the result of significantly lower expenses at NORDX/CDT due to the discontinuance of its DynaTraX (TM) product line and other restructuring activities implemented in July 1998, lower volume related sales expenses, and the favorable effect of foreign currency translation, which together almost entirely offset the additional SG&A from acquisitions. As a percentage of sales, SG&A for the second quarter 1999 was 16.8% compared to 17.0% for the second quarter 1998. Second quarter 1999 research and development expense decreased $0.4 million to $1.4 million compared to $1.8 million for second quarter 1998. The decrease in research and development expense is primarily the result of NORDX/CDT's discontinuance of its DynaTraX (TM) product line.

On December 14, 1998, the Company purchased 1.6 million shares of the Company's common stock acquired by key employees through the exercise of incentive stock options pursuant to a share purchase plan previously adopted by the Board of Directors (the "Share Purchase Plan"). During the second quarter 1999 the Company, as part of the Share Purchase Plan, recorded a $6.3 million ($4.2 million, net of tax) non-recurring charge as a result of incentive payments offered to key employees for the purchase by the Company of such shares. As a result of the purchase of such shares, the Company obtained a cash benefit of approximately $12.8 million to be realized through the reduction of income taxes payable. The incentive payments were made to partially compensate the employees for the difference between the income tax rates for ordinary income and long term capital gains. See "Share Purchase Plan".

Income from operations for the second quarter 1999 decreased $5.3 million to $12.1 million compared to $17.4 million for the second quarter 1998, primarily as a result of the non-recurring charge discussed above. Income from operations excluding the non-recurring charge increased $1.0 million, or 6%, to $18.4 million. The operating margin, excluding the non-recurring charge, was 11.5% for the second quarter 1999 compared to 11.2% for the second quarter 1998. The improvement in operating margin was primarily the result of the improvement in both SG&A and research and development expenses as a percentage of sales, which was partially offset by the slightly lower gross margin percentage.

Interest expense was $3.2 million for the second quarter 1999, an increase of $1.3 million compared to the second quarter 1998. This increase was primarily due to the higher average balance of debt outstanding due to the acquisition of HEW/CDT at the beginning of fiscal 1999 and the purchase of 1.6 million shares of the Company's common stock pursuant to the Share Purchase Plan. The effective tax rate increased to 43.9% in the second quarter 1999 compared to 38.2% in the second quarter 1998. The increase in the effective tax rate for the second quarter 1999 was primarily due to the fact that approximately $0.9 million of the non-recurring charge is non-deductible for income tax purposes. Excluding the non-recurring charge, the increase in the effective tax rate to 39.5% compared to 38.2% for the second quarter 1998 was primarily the result of a higher German tax rate applicable to the Company's recently acquired HEW/CDT subsidiary, lower Canadian research and development tax credits as a result of the reduction in research and development spending, and a change in the income mix among domestic and foreign statutory entities.

Net income for the second quarter 1999 excluding the non-recurring charge decreased $0.9 million, or 9%, to $9.0 million ($0.31 per diluted share) compared to net income of $9.9 million ($0.32 per diluted share) for the second quarter 1998. The $1.0 million increase in income from operations excluding the non-recurring charge was offset by the $1.3 million increase in interest expense, a $0.9 million net unfavorable change in other income/expense, primarily foreign currency exchange and minority interest, and the higher effective tax rate. Reported net income for the second quarter 1999 including the non-recurring charge was $4.8 million ($0.16 per diluted share).

                 Six Months Ended January 31, 1999 Compared to
                       Six Months Ended January 31, 1998

For the six months ended January 31, 1999, sales increased $16.7 million, or 5%, to $334.5 million, including additional sales of $31.9 million attributable to the Company's recently acquired businesses, compared to $317.8 million for the six months ended January 31, 1998. Network Communication group sales for the first half 1999 were $180.9 million, a decrease of $10.9 million, or 6%, compared to the first half 1998. However, adjusted for the unfavorable effects of foreign currency translation and for the decline in the price of copper on communication cable sales, the sales for this group only declined 3%. The decrease was primarily the net result of reduced demand in the U.S. marketplace for communication cable and for plenum Category 5 network cable as well as competitive pricing pressure on Category 5 and 5e network cables, particularly in the second quarter of fiscal 1999. An improved product mix due to increased sales of the higher priced Category 5e and 6 network cables partially offset the reduction in communication cable and Category 5 network cable sales. During the second quarter of fiscal 1999, an industry-wide slowdown in the U.S. network structured wiring market resulted in reduced demand and competitive pressure on network cable pricing, particularly for plenum Category 5 network cable. Specialty Electronics group sales for the first half 1999 increased $27.7 million, to $153.6 million, including additional sales of $30.0 million attributable to the recently acquired businesses. Excluding acquisitions, sales for the Specialty Electronics group declined 2%, primarily due to competitive market conditions for automation and process control cable products in the U.S. and the United Kingdom. Sales outside of North America for the first half 1999 increased $27.9 million, or 54%, to $79.2 million, including additional sales of $29.1 million attributable to the recently acquired businesses, compared to $51.3 million for the first half 1998. Sales outside North America were unfavorably affected by the sluggish economy in the United Kingdom and the recent economic turmoil in Russia, Latin America and the Pacific Rim.

First half 1999 gross profit increased $7.3 million, or 8%, to $100.6 million compared to $93.3 million for the first half 1998. Gross profit for the first half 1999 included $9.5 million of additional gross profit attributable to the recently acquired businesses which primarily benefitted the Specialty Electronics group. Factors which contributed to the decrease in first half 1999 gross profit excluding acquisitions, which primarily occurred during the second quarter, were: for the Network Communication group, lower sales for Category 5 network cable and lower pricing for Category 5 and 5e network cables, and lower sales for communication cable, the effects of which were almost entirely offset by an improved product mix due to increased sales of the higher margin Category 5e and 6 network cable products; and, for the Specialty Electronics group, continued competitive conditions for automation and process control cable products and, to a lesser extent, a lower margin on wireless cable products due to a shift in product mix. The increase in gross profit also reflects the favorable effect of the reduction in the Canadian exchange rate which resulted in lower comparative product costs on U.S. denominated sales by the Company's Canadian businesses. The gross margin percentage for the first half 1999 was 30.1% compared to 29.4% for the first half 1998. The increase in the gross margin percentage for the first half 1999 compared to the first half 1998 reflects an improved gross margin for the Network Communication group which was partially offset by a lower margin for the Specialty Electronics group.

SG&A for the first half 1999 increased $2.7 million to $55.2 million, including $4.7 million of additional SG&A attributable to the recent acquisitions, compared to $52.5 million for the first half 1998. Excluding acquisitions, the $2.0 million reduction in SG&A was primarily the result of significantly lower expenses at NORDX/CDT due to the discontinuance of its DynaTraX (TM) product line and other restructuring activities implemented in July 1998, lower volume related sales expenses, and the favorable effect of foreign currency translation, which almost entirely offset the additional SG&A from acquisitions. SG&A as a percentage of sales was 16.5% for both the first half 1999 and first half 1998. Second quarter 1999 research and development expense decreased $0.7 million to $2.9 million compared to $3.6 million for second quarter 1998. The decrease in research and development expense is primarily the result of the discontinuance of the DynaTraX (TM) product line.

Income from operations excluding the non-recurring charge increased $5.3 million, or 14%, to $42.5 million compared to the first half 1998. The operating margin percentage excluding the non-recurring charge was 12.7% for the first half 1999 compared to 11.7% for the first half 1998. Income from operations for the first half 1999 including the second quarter 1999 non-recurring charge of $6.3 million decreased $1.0 million to $36.2 million compared to $37.2 million for the first half 1998.

Interest expense for the first half 1999 was $6.4 million, an increase of $2.6 million compared to the first half 1998. The increase was primarily the result of the higher average balance of debt outstanding due to the acquisition of HEW/CDT at the beginning of the first half 1999 and the purchase of 2.4 million shares of the Company's common stock during the first half 1999. The effective tax rate increased to 41.1% in the first half 1999 compared to 37.9% in the first half 1998. The increase in the effective tax rate for the first half 1999 was primarily due to the fact that approximately $0.9 million of the non-recurring charge is non-deductible for income tax purposes. Excluding the non-recurring charge, the increase in the effective tax rate to 39.8% compared to 37.9% for the first half 1998 was primarily the result of a higher German tax rate applicable to the Company's recently acquired HEW/CDT subsidiary, lower Canadian research and development tax credits and a change in the income mix among domestic and foreign statutory entities.

Net income excluding the non-recurring charge for the first half 1999 of $21.4 million ($0.72 per diluted share) was equal to first half 1998 net income of $21.4 million ($0.68 per diluted share). The increase of $5.3 million in first half 1999 income from operations excluding the non-recurring charge compared to first half 1998 was offset by the $2.6 million increase in interest expense, a $1.7 million net unfavorable change in other income/expense, primarily foreign currency exchange and minority interest, and the $1.0 million increase in tax expense primarily due to the higher effective tax rate. Reported net income for the first half 1999 including the non-recurring charge was $17.2 million ($0.58 per diluted share).

Financial Condition

Liquidity and Capital Resources
-------------------------------

The Company's primary bank credit agreement (the "Credit Agreement") is comprised of a U.S. revolving facility of $121.3 million, which includes a USD $50.0 million Deutschmark sub-facility, and a CDN $115.0 million Canadian revolving facility equivalent to $76.1 million. The Company also maintains a bank credit facility in the United Kingdom equivalent to $12.3 million (the "Foreign Facility"). At January 31, 1999, the Company had $174.7 million and $9.5 million outstanding under the Credit Agreement and Foreign Facility, respectively.

Effective December 14, 1998, the Company entered into a 364-day, unsecured bank revolving credit agreement (the "Revolving Facility"). The Revolving Facility provides for maximum borrowings of $35.0 million. Outstanding borrowings bear floating interest rates of either LIBOR plus the applicable margin or the base rate, as defined, at the Company's election. The applicable margin over LIBOR ranges from .525% to 1.05% and is determined based on the attainment of specified leverage ratios. A facility fee of between .10% and .20%, based upon a specific leverage ratio, is payable quarterly on the maximum facility amount. The Revolving Facility contains customary financial and non-financial covenants, except as limited by the terms of the existing Credit Agreement. The Revolving Facility is to be used for working capital and other general corporate purposes and was used to fund in part the Share Purchase Plan. At January 31, 1999, the Company had $25.0 million outstanding under the Revolving Facility.

Based on an analysis of current expectations for its business, management believes that the Company's cash flow from operations, funds available under its credit agreements, and ability to attract short term and long term capital will provide it with sufficient liquidity to meet its current liquidity needs.

Working Capital  During the first half 1999, operating working capital increased
---------------
$5.1 million, excluding increases resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the net result of a decrease in accounts payable and accrued liabilities of $14.3 million and an increase in inventories of $1.4 million, which were partially offset by a decrease in accounts receivable of $11.2 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow  The Company generated $22.7 million of net cash from operating
---------
activities during the first half 1999, after providing for the $5.1 million increase in operating working capital. Net cash provided by financing activities during the first half 1999 of $33.1 million included $71.7 million from debt sources and $6.4 million from the exercise of stock options, which were partially offset by $45.0 million used for the purchase of 2,423,452 shares of the Company's common stock. Net cash used by investing activities of $59.3 million included $43.6 million for the acquisition of businesses, primarily HEW/CDT, and $15.6 million for capital projects, including expenditures for equipment and machinery to expand production capacity, particularly at NORDX/CDT for communication cable and network cable products, and at various other locations for high-performance wire and cable products.

Share Purchase Plan  On December 1, 1998, the Company's Board of Directors
-------------------
approved the purchase of up to 1.9 million shares of the Company's common stock that was acquired by certain key employees upon the exercise of certain incentive stock options granted primarily in 1988 and 1989 and expiring in 1998 and 1999. The offer to the employees to purchase such stock was made on December 14, 1998, and 1,596,052 shares were purchased at a total cost of $33,118,079, or $20.75 per share, the closing price of the Company's common stock on the date of the purchase. The Company obtained a cash benefit of approximately $12.8 million to be realized through the reduction of income taxes payable as a result of the disqualification of the qualified status of the incentive stock options upon the purchase. Under GAAP, the tax benefit obtained will not be reflected in the income statement of the Company. In connection with the Company's purchase of this stock, the employees were offered an incentive payment to induce them to sell such shares so that the Company would receive the related tax benefit. The Company shared the tax benefit by making an incentive payment to each employee equal to 19.6% of the tax deduction obtained as a result of the shares purchased from such employee. The incentive payments partially compensated the employees for the difference between the income tax rates for ordinary income and for long term capital gains, and resulted in a non-recurring charge to operating earnings of $6.3 million ($4.2 million, net of tax) in the second quarter 1999. The incentive payments are payable in two equal installments, the first of which was made in January 1999 and the second is to be made in August 1999. The purchase price for the shares and the incentive payments made during the second quarter 1999 were paid in cash and funded through borrowings under the Credit Agreement and the Revolving Facility.

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

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and requires recognition in the balance sheet of all derivative instruments as either assets or liabilities, measured at fair value. SFAS No. 133 is effective for the Company's fiscal year ending July 31, 2000. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations, financial position or cash flows.

Year 2000 Compliance

Readers are cautioned that forward-looking statements contained in the Year 2000 discussion below should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

Each of the Company's operating units has established a Year 2000 project leader and, in the case of the larger units, a project team. In addition, CDT's corporate headquarters has established a Year 2000 project team. The function of each unit's project team is to identify and remediate Year 2000 issues at their respective facilities. The function of the corporate team is to review and remediate any corporate-wide Year 2000 issues and monitor the status of the remediation activities of the operating units.

Each operating unit has assessed their internal information systems ("IT systems") and non-IT systems, such as manufacturing equipment and control devices. Operating units representing approximately 78% of the Company's consolidated revenues have completed any Year 2000 remediation believed necessary with respect to their IT systems. The remaining operating units have either purchased and are in the process of implementing compliant hardware and/or software or identified compliant hardware and/or software and are in the process of obtaining such items. All units are expected to complete their remediation activities by fiscal year-end, July 31, 1999.

The remediation of such IT systems has included the purchase of new hardware and software or the modification of existing software. In certain cases, new IT systems were acquired to improve functionality and provide additional system capabilities, as well as address Year 2000 issues. The cost to maintain or modify existing IT systems is expensed as incurred, while the cost of new and functionally improved IT systems are capitalized and amortized over their estimated useful lives. As of January 31, 1999, the Company has expended $2.8 million with respect to IT systems, which represents approximately 75% of the
total costs expected to be incurred.   Based on management's review,
expenditures associated with modifying or replacing existing IT systems to resolve the Year 2000 issue will not have a material adverse effect on the Company's results of operations, liquidity or capital resources. The Company does not anticipate any material issues or delays regarding implementation schedules for IT system remediations.

Each of the operating units has undertaken an assessment of non-IT systems.
Such reviews are substantially completed. While certain items of equipment have been found to contain potentially non-compliant components, neither the number or function of such items are material. Such equipment is either being modified or replaced. To-date, the Company does not anticipate material Year 2000 compliance issues with respect to non-IT systems, and does not expect expenditures to remediate non-compliant non-IT systems to have a material adverse effect on the Company's results of operations, liquidity or capital resources.

The Company and its operating units are in the process of assessing third party Year 2000 compliance. As many of the Company's suppliers and customers are still engaged in executing their Year 2000 programs, the Company cannot fully evaluate such compliance.

Neither the Company nor its operating units have adopted formal contingency plans regarding Year 2000 compliance issues, but are in the process of identifying areas where contingency plans may be appropriate as well as the potential cost and feasibility of implementing such plans.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, since it is not possible to anticipate all possible future outcomes, especially in the case of third parties, there could be "worst-case scenarios" in which one or more operating units of the Company would be unable to conduct normal operations due to Year 2000 related matters, such as the inability to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties who are critical to the Company's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to one or more of the Company's operating units to carry on their normal operations in the area or areas so affected. In the event that the Company or third parties (including those described above) do not properly complete their Year 2000 remedial actions or unanticipated Year 2000 events occur there could be a material adverse effect on the Company's business, results of operations or financial condition.

Introduction of the Euro Currency

The European Economic Monetary Union's ("EEMU") common currency, the Euro, was implemented effective January 1, 1999, at which time fixed exchange rates were established between the legacy currencies of the participating countries and the Euro. During the transition period, which extends through June 30, 2002, transactions may be conducted in either the Euro or the legacy currencies. The Company has subsidiaries in the United Kingdom, Sweden, Denmark and Germany which have customers and suppliers in participating EEMU countries. The Company's German subsidiary is the only subsidiary domiciled in a participating country. These subsidiaries currently have the ability to support transactions in both the Euro and their respective legacy currencies. Conversion to the Euro as the functional currency for the Company's German subsidiary will be phased in prior to January 1, 2002, and conversion costs are not expected to be significant. The EEMU's introduction of the Euro may potentially have economic and business implications, such as changes in product pricing and currency exchange risks, for businesses within the EEMU as well as for businesses outside the EEMU that do business with companies within the EEMU. The nature and extent of such effects, whether beneficial or adverse, are unknown at this time. However, the Company does not believe that such effects will have a material impact on its consolidated results of operations or financial condition, although there can be no assurance that unanticipated effects will not have an adverse impact on the Company's future results of operations.

Forward-Looking Statements -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance, Year 2000 compliance, introduction of the Euro, increase in communication cable demand and long-term growth prospects, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in this report, the Company's Annual Report on Form 10-K for the year ended July 31, 1998, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

                            PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Cable Design Technologies Corporation annual meeting of stockholders was held on December 9, 1998.

(b) Proxies were solicited by Cable Design Technologies Corporation and there was no solicitation in opposition to the nominees as listed in the proxy statement. All such nominees were elected pursuant to the vote of the stockholders as follows:


                                           VOTES
                                           -----

                                       For      Withheld
                                       ---      --------

          Bryan C. Cressey          26,187,606   873,254

          Paul M. Olson             26,188,356   872,504

          George C. Graeber         26,188,556   872,304

          Myron S. Gelbach, Jr.     26,162,583   898,277

          Michael F.O. Harris       26,187,911   872,949

          Glenn Kalnasy             26,186,781   874,079

          Richard C. Tuttle         26,186,276   874,584


         A proposal to adopt the Cable Design Technologies Corporation 1998 Employee Stock Purchase Plan was approved by a vote of:

          For:        26,846,091

          Against:       182,278

          Abstain:        32,491

         The firm of Arthur Andersen LLP was re-elected to serve as auditors for the fiscal year ending July 31, 1999, by a vote of:

          For:        26,410,314

          Against:         8,354

          Abstain:       642,192

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------

        15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information.

        27.1  Financial data schedule.

        99.1 Revolving Line of Credit Letter Agreement dated December 14, 1998, between CDT and ABN AMRO Bank N.V..

        99.2 Master Revolving Line of Credit Promissory Note issued by CDT in favor of ABN AMRO Bank N.V..

(b)     Form 8-Ks
        ---------

        None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CABLE DESIGN TECHNOLOGIES CORPORATION



March 16, 1999            /s/   Paul M. Olson
                          ------------------------------------------
                          Paul M. Olson
                          President and Chief Executive Officer



March 16, 1999            /s/   Kenneth O. Hale
                          ------------------------------------------
                          Kenneth O. Hale
                          Vice President and Chief Financial Officer