Form 10-Q
period 1999-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 1999-06-11
CIK 913142

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1999
                          Commission File No. 0-22724



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

                         Yes      X          No ___________
                             ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at 06/7/99
             -----                        ----------------------
      Common Stock, $.01 Par Value                28,154,876

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                           Page
                                                                           ----
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements..........................................   3

           Review Report of Independent Public Accountants for
           the Three Months and Nine Months Ended April 30, 1999 and 1998   4

           Condensed Consolidated Statements of
           Income-Unaudited for the Three Months and Nine Months Ended
           April 30, 1999 and 1998.......................................   5

           Condensed Consolidated Balance Sheets
           as of April 30, 1999 (Unaudited), and July 31, 1998...........   6

           Condensed Consolidated Statements of
           Cash Flows-Unaudited for the Nine Months
           Ended April 30, 1999 and 1998.................................   7

           Notes to Condensed Consolidated
           Financial Statements-Unaudited................................   8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  11


PART II    OTHER INFORMATION

Item 1     Legal Proceedings.............................................  18

Item 2     Changes in Securities.........................................  18

Item 3     Defaults upon Senior Securities...............................  18

Item 4     Submission of Matters to a Vote of Security Holders...........  18

Item 5     Other Information.............................................  18

Item 6     Exhibits and Reports on Form 8-K..............................  18

Signatures ..............................................................  19

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month and nine month periods ended April 30, 1999 and 1998, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                   Report of Independent Public Accountants


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1999, and the related condensed consolidated statements of income for the three month and nine month periods ended April 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine month periods ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



Pittsburgh, Pennsylvania,                          Arthur Andersen LLP
May 24, 1999

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           --------------------------------------------------------

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED
             -----------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                   Three Months Ended            Nine Months Ended
                                                        April 30,                    April 30,
                                                -------------------------  --------------------------
                                                  1999           1998         1999           1998
                                                -----------   -----------  -----------   ------------
Net sales                                       $   165,611   $   167,647  $   500,131   $   485,429
Cost of sales                                       119,090       119,132      353,003       343,602
                                                -----------   -----------  -----------   ------------
  Gross profit                                       46,521        48,515      147,128       141,827
Selling, general and administrative expenses         27,631        26,447       82,846        78,960
Research and development expenses                     1,361         2,157        4,258         5,774
Non-recurring (income) expense                       (1,148)            -        5,159             -
                                                -----------   -----------  -----------   ------------
  Income from operations                             18,677        19,911       54,865        57,093
Interest expense, net                                 3,424         2,311        9,842         6,142
Other expense (income)                                  732           285        1,335          (810)
                                                -----------   -----------  -----------   ------------
  Income before income taxes                         14,521        17,315       43,688        51,761
Income tax provision                                  5,638         6,657       17,635        19,727
                                                -----------   -----------  -----------   ------------
Net income                                      $     8,883   $    10,658  $    26,053   $    32,034
                                                ===========   ===========  ===========   ============
Per share data:
Basic earnings per common share                 $      0.32   $      0.37  $      0.90   $      1.12
Diluted earnings per common share               $      0.31   $      0.34  $      0.89   $      1.02
                                                ===========   ===========  ===========   ============
Weighted average common shares - basic           28,149,704    29,050,372   28,995,909    28,682,804
                                                ===========   ===========  ===========   ============
Weighted average common shares - diluted         28,390,853    31,441,457   29,342,199    31,467,919
                                                ===========   ===========  ===========   ============


       The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                                     As of       As of
                                                                                   April 30,   July 31,
                                                                                     1999        1998
                                                                                 -----------  ---------
                                                                                  (Unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                         $ 10,249   $ 11,143
  Accounts receivable, net of allowance for uncollectible amounts of $4,426
   and $3,995, respectively                                                          117,471    117,265

  Inventories                                                                        144,983    130,307
  Other current assets                                                                22,674     17,830
                                                                                 -----------  ---------
     Total current assets                                                            295,377    276,545
Property, plant and equipment, net                                                   200,809    160,891
Goodwill, net                                                                         73,138     57,656
Other assets                                                                          11,760      8,468
                                                                                 -----------  ---------
Total assets                                                                        $581,084   $503,560
                                                                                 ===========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Current liabilities                                                               $134,819   $101,869
  Long-term debt, excluding current maturities                                       182,532    136,052
  Other non-current liabilities                                                       24,733     20,741
                                                                                 -----------  ---------
     Total liabilities                                                               342,084    258,662
Stockholders' Equity:
  Preferred stock, par value $.01 per share -
  authorized 1,000,000 shares, no shares issued                                          ---        ---
  Common stock, par value $.01 per share -
  authorized 100,000,000 shares,30,776,453
  and 30,660,472 shares issued, respectively                                             308        307
  Paid in capital                                                                    178,948    165,681
  Retained earnings                                                                  114,658     88,605
  Treasury stock, at cost, 2,623,452 and 200,000 shares, respectively                (49,262)    (4,291)
  Currency translation adjustment                                                     (5,642)    (5,394)
  Minimum pension liability                                                              (10)       (10)
                                                                                 -----------  ---------
     Total stockholders' equity                                                      239,000    244,898
                                                                                 -----------  ---------
Total liabilities and stockholders' equity                                          $581,084   $503,560
                                                                                 ===========  =========


        The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
           ---------------------------------------------------------

                                 (In thousands)
                                 --------------


                                                                              Nine Months Ended
                                                                                  April 30,
                                                                           ---------------------
                                                                              1999       1998
                                                                           ----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $ 39,097   $ 27,800
                                                                           ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (18,805)   (38,481)
   Acquisition of businesses, including transaction costs,
      net of cash acquired                                                    (47,506)   (18,905)
                                                                           ----------  ---------
     Net cash used by investing activities                                    (66,311)   (57,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving note borrowings                                     64,246     25,230
   Funds provided by long-term debt                                            11,290      1,199
   Funds used to reduce long-term debt                                        (13,859)    (3,340)
   Purchase of treasury stock                                                 (44,971)       ---
   Net proceeds from exercise of stock options and related tax benefits         9,737      4,806
   Net proceeds from issuance of common stock                                     ---          8
                                                                           ----------  ---------
     Net cash provided by financing activities                                 26,443     27,903
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS                                                                      (123)        88
                                                                           ----------  ---------
   Net decrease in cash                                                          (894)    (1,595)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 11,143      9,017
                                                                           ----------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 10,249   $  7,422
                                                                           ==========  =========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest, net                                                             $  8,749   $  6,033
                                                                           ==========  =========
   Income taxes                                                              $  9,561   $ 14,713
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

2.   INVENTORIES
     -----------

Inventories of the Company consist of the following:

                                     April 30,  July 31,
                                       1999       1998
                                    ---------  ---------
                                      (In thousands)
   Raw materials                     $ 35,534   $ 40,089
   Work-in-process                     34,417     27,485
   Finished goods                      75,032     62,733
                                     --------   --------
                                     $144,983   $130,307
                                     ========   ========


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

                                                 Three Months Ended         Nine Months Ended
                                                     April 30,                   April 30,
                                                 1999         1998         1999           1998
                                              -----------  -----------  -----------   -----------
                                                (In thousands, except share and per share data)
Net income                                    $     8,883  $    10,658  $    26,053   $    32,034
                                              -----------  -----------  -----------   -----------
Basic earnings per common share:
Weighted average common shares outstanding     28,149,704   29,050,372   28,995,909    28,682,804
 Basic earnings per common share              $      0.32  $      0.37  $      0.90   $      1.12
                                              ===========  ===========  ===========   ===========
Diluted earnings per common share:
Weighted average common shares outstanding     28,149,704   29,050,372   28,995,909    28,682,804
Shares issuable from assumed conversion of
 dilutive stock options                           241,149    2,391,085      346,290     2,785,115
                                              -----------  -----------  -----------   -----------

Weighted average common shares-diluted         28,390,853   31,441,457   29,342,199    31,467,919
 Diluted earnings per common share            $      0.31  $      0.34  $      0.89   $      1.02
                                              ===========  ===========  ===========   ===========


Options to purchase 2,104,225 and 1,906,850 shares of common stock were outstanding during the three and nine month periods, respectively, ended April 30, 1999, but were not included in the computation of diluted EPS as the option's exercise price was greater than the average market price of the common stock for the respective periods.

4.   OTHER COMPREHENSIVE INCOME
     --------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in the first quarter of fiscal 1999. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in stockholders' equity. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Total comprehensive income was $7.7 million and $12.2 million for the three months and $25.8 million and $31.4 million for the nine months ended April 30, 1999 and 1998, respectively.

5.   BUSINESS ACQUISITIONS
     ---------------------

On August 3, 1998, the Company acquired an 80% interest in HEW-Kabel Heinz Eilentropp GmbH & Co. KG, and related entities, ("HEW/CDT") located in Wipperfurth, Germany. The acquisition was accounted for using the purchase method under APB Opinion No. 16 and the assets and liabilities assumed were as follows:

                                   (In thousands)
Assets acquired, net of cash         $ 65,679
Liabilities assumed                   (22,942)
Notes issued                           (8,566)
                                     ---------
Net cash paid                        $ 34,171
                                     =========

On September 25, 1998, the Company acquired the assets of Network Essentials, Inc., ("Red Hawk") based in Milpitas, California. On March 12, 1999, the Company acquired the outstanding stock of the Tennecast Company

("Tennecast/CDT") of Barberton, Ohio. The Red Hawk and Tennecast/CDT acquisitions were accounted for using the purchase method under APB Opinion No. 16.

The operations and financial position of HEW/CDT, Red Hawk and Tennecast/CDT are not material to either the consolidated operations or financial position of the Company, therefore, pro forma financial information is not presented.

6.   RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies is a leading manufacturer of technologically advanced electronic data transmission cable for network, communication, specialty electronic, and automation and process control applications, including complete voice and data wiring solutions, fiber optic connective solutions and other components required to build high performance telecommunication infrastructures.

This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.


Results of Operations

                                   Overview

Sales for the three months ended April 30, 1999 ("third quarter 1999") decreased $2.0 million, or 1%, to $165.6 million compared to $167.6 million for the three months ended April 30, 1998 ("third quarter 1998"). Adjusted for the unfavorable effects of foreign currency translation and the decline in the average price of copper on sales of communication cable, sales for the third quarter 1999 were slightly ahead of last year. Sales attributable to recently acquired businesses, primarily HEW/CDT, Orebro/CDT and Red Hawk, were $13.1 million for the third quarter 1999. Excluding acquisitions, the lower sales for the third quarter 1999 were primarily due to lower sales of communication cable in the U.S. marketplace, lower sales and pricing for certain network structured wiring products, primarily Category 5 network cables, and lower sales of automation and process control cable products. These reductions were partially offset by a 46% increase in sales of Category 5e and 6 advanced network cables, and a 9% increase in specialty cable sales. Net income, excluding a non-recurring gain, for the third quarter 1999 was $8.1 million ($0.29 per diluted share) compared to $10.7 million ($0.34 per diluted share) for the third quarter 1998. Net income for the third quarter 1999 reflects approximately $0.5 million, net of tax, of net foreign currency exchange losses versus $0.2 million, net of tax, a year ago. Reported net income including a non-recurring gain for the third quarter 1999 was $8.9 million ($0.31 per diluted share).

Sales for the nine months ended April 30, 1999 ("first nine months 1999") increased $14.7 million, or 3%, to $500.1 million compared to $485.4 million for the nine months ended April 30, 1998 ("first nine months 1998"). Adjusted for the unfavorable effects of foreign currency translation and the decline in the average price of copper on sales of communication cable, the increase in sales was approximately 5%. Sales attributable to the recently acquired businesses were $45.0 million for the first nine months 1999. Income from operations excluding net non-recurring expense increased $2.9 million, or 5%, to $60.0 million for the first nine months 1999 compared to $57.1 million for the first nine months 1998. Net income for the first nine months 1999 excluding net non-recurring expense was $29.5 million ($1.01 per diluted share) compared to net income of $32.0 million ($1.02 per diluted share) for the first nine months 1998. Reported net income including net non-recurring expense for the first nine months 1999 was $26.1 million ($0.89 per diluted share). The increase of $2.9 million in the first nine months 1999 income from operations excluding net non-recurring expense, as compared to the same period last year, was more than offset by a $3.7 million increase in interest expense and a net unfavorable change of $2.1 million in other income/expense, primarily net foreign currency exchange losses.

                 Three Months Ended April 30, 1999 Compared to
                       Three Months Ended April 30, 1998

Sales for the third quarter 1999 of $165.6 million decreased $2.0 million, or 1%, compared to sales of $167.6 million for the third quarter 1998. Adjusted for the unfavorable effects of foreign currency translation and the decline in the average price of copper on sales of communication cable, sales for the third quarter 1999 were slightly ahead of last year. Sales attributable to the recently acquired businesses were $13.1 million for the third quarter 1999. Third quarter 1999 sales for the Network Communication group of $88.9 million, which includes network structured wiring systems products and communication cable, decreased $13.2 million, or 13%, compared to $102.1 million for the third quarter 1998. Adjusted for the unfavorable effects of foreign currency translation and the decline in the average price of copper on communication cable sales, the decrease in sales for this group was 11%.

Factors which contributed to the decrease in sales for this product group compared to the third quarter 1998 were lower sales of communication cable, Category 5 network cable, and network structured wiring components, primarily in the U.S. marketplace, and lower average selling prices for certain network cable products, particularly for plenum Category 5 and 5e. However, these reductions were partially offset by an improvement in product mix due to a 46% increase in sales of the higher priced Category 5e and 6 network cables for the third quarter 1999. Third quarter 1999 sales for the Specialty Electronic group increased $11.1 million, or 17%, to $76.7 million compared to $65.6 million for the third quarter 1998. Excluding additional sales of $12.3 million attributable to the recently acquired businesses, Specialty Electronic group sales declined 2% compared to the third quarter 1998 primarily as a result of continued competitive conditions in the marketplace for automation and process control cable products. Sales outside of North America increased $10.0 million, or 36%, to $37.8 million for the third quarter 1999 compared to $27.8 million for the same period last year, including additional sales of $11.9 million attributable to the recently acquired businesses. Excluding acquisitions, sales outside of North America were unfavorably affected by the continued sluggish economy in the United Kingdom and Europe as well as the economic turmoil in the Pacific Rim.

Third quarter 1999 gross profit decreased $2.0 million, or 4%, to $46.5 million compared to $48.5 million for the third quarter 1998. Excluding the additional gross profit from the recently acquired businesses, gross profit decreased $4.6 million primarily due to lower sales of communication cable, Category 5 network cable, automation and process control cable, and network structured wiring components, and to lower pricing for Category 5 and 5e network cable products. These reductions were partially offset by, for network cable products, an improved product mix primarily as a result of a 46% increase in sales of higher margin advanced network cable products and lower product costs primarily due to less outsourcing. The gross margin percentage for the third quarter 1999 decreased to 28.1% compared to 28.9% for the third quarter 1998 due to a lower margin for the Specialty Electronic group and, to a lesser extent, the Network Communication group. The lower gross margin for the Specialty Electronic group was primarily due to the inclusion of the recently acquired businesses which have comparatively lower gross margins. The primary factors which contributed to the lower gross margin for the Network Communication group were an increase in product costs for communication cable associated with the expansion of manufacturing capacity, lower pricing for Category 5 and 5e network cable, and increased product costs for structured wiring components due to a shift in product mix and increased product development and revision costs. These reductions were partially offset by, for network cable, an improved product mix including a 46% increase in sales of the higher margin advanced network cable products and lower product costs primarily due to less product outsourcing.

Selling, general and administrative expense ("SG&A") for the third quarter 1999 increased $1.2 million, or 4%, to $27.6 million compared to $26.4 million for the third quarter 1998, including $2.2 million of additional SG&A attributable to the recent acquisitions. Excluding acquisitions, the reduction in SG&A of $1.0 million was primarily due to the discontinuance of the DynaTraX(TM) product line and other restructuring activities implemented in July 1998, to continuing cost reduction efforts, and to a lesser extent, the favorable effect of foreign currency translation. As a percentage of sales, SG&A for the third quarter 1999 increased to 16.7% compared to 15.8% for the third quarter 1998, primarily due to the lower level of sales. Third quarter 1999 research and development expense decreased $0.8 million to $1.4 million compared to $2.2 million for the third quarter 1998, primarily as a result of the discontinuance of the DynaTraX(TM)product line.

Income from operations for the third quarter 1999 decreased $1.2 million to $18.7 million compared to $19.9 million for the third quarter 1998. Third quarter 1999 income from operations includes a $1.1 million ($0.7 million, net of tax) gain which was recognized on the sale of certain assets related to the previously discontinued DynaTrax(TM) product line. The operating margin, excluding the non-recurring gain, was 10.6% for the third quarter 1999 compared to 11.9% for the third quarter 1998. The lower operating margin was primarily the result of the lower gross margin and the higher SG&A percentage, which were partially offset by lower research and development expense.

Interest expense was $3.4 million for the third quarter 1999, an increase of $1.1 million compared to the third quarter 1998. This increase was primarily due to the higher average balance of debt outstanding due to the acquisition of HEW/CDT at the beginning of fiscal 1999 and the purchase of 2.4 million shares of the Company's common stock during the first nine months 1999. Other expense increased $0.4 million to $0.7 million compared to

$0.3 million for the third quarter 1998, primarily due to net foreign currency exchange losses.

Net income for the third quarter 1999 excluding the non-recurring gain decreased $2.5 million, or 24%, to $8.1 million ($0.29 per diluted share) compared to net income of $10.7 million ($0.34 per diluted share) for the third quarter 1998. Reported net income for the third quarter 1999 including the non-recurring gain was $8.9 million ($0.31 per diluted share).

                 Nine Months Ended April 30, 1999 Compared to
                       Nine Months Ended April 30, 1998

For the nine months ended April 30, 1999, sales increased $14.7 million, or 3%, to $500.1 million compared to $485.4 million for the nine months ended April 30, 1998. Adjusted for the unfavorable effects of foreign currency translation and the decline in the average price of copper on communication cable sales, the increase in sales was approximately 5%. Sales attributable to the recently acquired businesses were $45.0 million for the first nine months 1999. Network Communication group sales for the first nine months 1999 were $269.8 million, a decrease of $24.1 million, or 8%, compared to the first nine months 1998. However, adjusted for the unfavorable effects of foreign currency translation and for the decline in the price of copper on sales of communication cable, the sales for this group only declined 5%. The decrease was primarily the result of reduced demand in the U.S. marketplace for communication cable and for plenum Category 5 network cable as well as competitive pricing pressure on Category 5 and 5e network cables. An improved product mix due to a 70% increase in sales of the higher priced Category 5e and 6 network cables partially offset the reduction in communication cable and Category 5 network cable sales. Specialty Electronic group sales for the first nine months 1999 increased $38.8 million, to $230.3 million, including additional sales of $42.2 million attributable to the recently acquired businesses. Excluding acquisitions, sales for the Specialty Electronic group declined 2%, primarily due to lower sales of automation and process control cable products as a result of continued competitive market conditions in the U.S. and the United Kingdom, which was partially offset by increased sales of specialty cable products. Sales outside of North America for the first nine months 1999 increased $38.0 million, or 48%, to $117.0 million, including additional sales of $41.0 million attributable to the recently acquired businesses, compared to $79.1 million for the first nine months 1998. Excluding acquisitions, sales outside North America were unfavorably affected by the sluggish economy in the United Kingdom and the economic turmoil in Russia, Latin America and the Pacific Rim.

Gross profit for the first nine months 1999 increased $5.3 million, or 4%, to $147.1 million compared to $141.8 million for the first nine months 1998. Excluding acquisitions, gross profit declined 5%, primarily due to lower sales of communication cable, Category 5 network cable, automation and process control cable, and network structured wiring components, and to lower pricing for Category 5 and 5e network cable products. These reductions were partially offset by an improved product mix as a result of a 70% increase in sales of higher margin advanced network cable products and less product outsourcing. The gross margin percentage for the first nine months 1999 was 29.4% compared to 29.2% for the first nine months 1998. The increase in the gross margin percentage for the first nine months 1999 is the result of an improved gross margin for the Network Communication group which was partially offset by a lower margin for the Specialty Electronic group. Factors contributing to the increase in the Network Communication group gross margin were, for network cable products, a favorable mix for advanced network cable products, less product outsourcing and lower product costs, which were partially offset by lower pricing on Category 5 and 5e network cables and higher product costs for communication cables and network structured wiring components. The decrease in the Specialty Electronic group gross margin was primarily due to the inclusion of the comparatively lower gross margins of the recently acquired businesses and a lower gross margin on wireless products, which were partially offset by an improved margin for automation and process control cables primarily due to lower copper material costs.

SG&A for the first nine months 1999 increased $3.9 million to $82.8 million, including $6.9 million of additional SG&A attributable to the recent acquisitions, compared to $79.0 million for the first nine months 1998. Excluding acquisitions, the $3.0 million reduction in SG&A was primarily the result of significantly lower expenses due to the discontinuance of the DynaTraX(TM)product line and other restructuring activities implemented in July 1998, lower volume related sales expenses, and the favorable effect of foreign currency translation. SG&A as a percentage of sales was 16.6% for the first nine months 1999 compared to 16.3% for the first nine months 1998. First nine months 1999 research and development expense decreased $1.5 million to $4.3 million compared to $5.8 million for the first nine months 1998. The decrease in research and development expense is primarily the result of the discontinuance of the DynaTraX(TM) product line.

Income from operations, excluding net non-recurring expense, increased $2.9 million, or 5%, to $60.0 million compared to $57.1 million for the first nine months 1998. Non-recurring expense for the first nine months 1999 includes a $1.1 million gain realized in the third quarter on the sale of assets related to the discontinued DynaTraX(TM) product line, and a charge of $6.3 million incurred in connection with the December 1998 Share Purchase Plan. The operating margin percentage excluding net non-recurring expense was 12.0% for the first nine months 1999 compared to 11.8% for the first nine months 1998. Income from operations for the first nine months 1999 decreased $2.2 million to $54.9 million, including net non-recurring expense of $5.2 million.

Interest expense for the first nine months 1999 was $9.8 million, an increase of $3.7 million compared to the first nine months 1998. The increase was primarily the result of the higher average balance of debt outstanding due to the acquisition of HEW/CDT in August, 1998 and the purchase of 2.4 million shares of the Company's common stock during the first half 1999. The effective tax rate increased to 40.4% for the first nine months 1999 compared to 38.1% for the first nine months 1998. The increase in the effective tax rate for the first nine months 1999 was primarily due to the fact that approximately $0.9 million of the second quarter 1999 non-recurring charge is non-deductible for income tax purposes. Excluding net non-recurring expense, the increase in the effective tax rate to 39.6% compared to 38.1% for the first nine months 1998 was primarily the result of lower Canadian research and development and a change in the tax rate mix among domestic and foreign statutory entities primarily due to the inclusion of the recently acquired German subsidiary, HEW/CDT.

Net income excluding net non-recurring charges for the first nine months 1999 was $29.5 million ($1.01 per diluted share) compared to the first nine months 1998 net income of $32.0 million ($1.02 per diluted share). The increase of $2.9 million in the first nine months 1999 income from operations excluding net non-recurring expense compared to the first nine months 1998 was more than offset by the $3.7 million increase in interest expense, and a $2.1 million net unfavorable change in other income/expense, primarily net foreign currency exchange losses. Reported net income for the first nine months 1999 including net non-recurring expense was $26.1 million ($0.89 per diluted share).

Financial Condition

Liquidity and Capital Resources
-------------------------------

The Company's primary bank credit agreement (the "Credit Agreement") is comprised of a U.S. revolving facility of $121.3 million, which includes a USD $50.0 million Deutschmark sub-facility, and a CDN $115.0 million Canadian revolving facility equivalent to $79.0 million. The Company also maintains a bank credit facility in the United Kingdom equivalent to $12.1 million (the "Foreign Facility"). At April 30, 1999, the Company had $170.2 million and $9.7 million outstanding under the Credit Agreement and Foreign Facility, respectively.

Effective December 14, 1998, the Company entered into a 364-day, unsecured bank revolving credit agreement (the "Revolving Facility") which provides for maximum borrowings of $35.0 million. At April 30, 1999, the Company had $28.5 million outstanding under the Revolving Facility.

Based on an analysis of current expectations for its business, management believes that the Company's cash flow from operations, funds available under its credit agreements, and ability to attract short term and long term capital will provide it with sufficient liquidity to meet its current liquidity needs.

Working Capital  During the first nine months 1999, operating working capital
---------------
increased $2.6 million, excluding increases resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the net result of a decrease in accounts payable of $11.2 million and an increase in inventories of $3.0 million, which were partially offset by a decrease in accounts receivable of $7.8 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow  The Company generated $39.1 million of net cash from operating
---------
activities during the first nine months 1999, after providing for the $2.6 million increase in operating working capital. Net cash provided by financing activities during the first nine months 1999 of $26.4 million included $61.7 million from debt sources and $9.7 million from the exercise of stock options, which were partially offset by $45.0 million used for the purchase of 2,423,452 shares of the Company's common stock. Net cash used by investing activities of $66.3 million included $47.5 million for the acquisition of businesses, primarily HEW/CDT, and $18.8 million for capital projects, including expenditures for equipment and machinery to expand production capacity, particularly for communication cable and advanced network cable products.

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

New Accounting Standards

The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June 1997. SFAS No. 131 establishes standards for reporting information about operating segments. SFAS No. 131 is effective for the Company's fiscal year ending July 31, 1999. Adoption of this standard will not change the reported results of operations or financial position of the Company, however compliance with the provisions of this standard will add, expand and/or modify various disclosures made in conjunction with the financial statements. The Company will provide appropriate financial statement disclosure under SFAS No. 131 in its Form 10-K for the fiscal year ended July 31, 1999.

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

Each operating unit has assessed their internal information systems ("IT systems") and non-IT systems, such as manufacturing equipment and control devices. Operating units representing approximately 77% of the Company's consolidated revenues have completed any Year 2000 remediation believed necessary with respect to their IT systems. The remaining operating units have either purchased and are in the process of implementing compliant hardware and/or software or identified compliant hardware and/or software and are in the process of obtaining such items. All units, with the exception of two units representing less than 3% of the Company's consolidated revenues, are expected to complete their remediation activities by fiscal year-end, July 31, 1999. The two remaining units are expected to complete their remediation activities by September 30, 1999.

The remediation of such IT systems has included the purchase of new hardware and software or the modification of existing software. In certain cases, new IT systems were acquired to improve functionality and provide additional system capabilities, as well as address Year 2000 issues. The cost to maintain or modify existing IT systems is expensed as incurred, while the cost of new and functionally improved IT systems are capitalized and amortized over their estimated useful lives. As of April 30, 1999, the Company has expended $3.0 million with respect to IT systems, which represents approximately 85% of the total costs expected to be incurred. Based on management's review, expenditures associated with modifying or replacing existing IT systems to resolve the Year 2000 issue will not have a material adverse effect on the Company's results of operations, liquidity or capital resources. The Company does not anticipate any material issues or delays regarding implementation schedules for IT system remediations.

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

Forward-Looking Statements -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance, Year 2000 compliance, introduction of the Euro, and long-term growth prospects, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in this report, the Company's Annual Report on Form 10-K for the year ended July 31, 1998, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

     27.1  Financial data schedule.

     99.1 Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan, incorporated by reference to Exhibit 4.3 to the Form S-8 as filed June 8, 1999.

(b)  Form 8-Ks
     ---------

     None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CABLE DESIGN TECHNOLOGIES CORPORATION



June 11, 1999       /s/ Paul M. Olson
                    -------------------------------------
                    Paul M. Olson
                    President and Chief Executive Officer



June 11, 1999       /s/ Kenneth O. Hale
                    -------------------------------------
                    Kenneth O. Hale
                    Vice President and Chief Financial Officer