Form 10-K
period 1999-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1999-10-27
CIK 913142

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended July  31, 1999
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                                   Yes[x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [X]

================================================================================

Exhibit Index on Page  14                                          Page 1 of 22
                     ------

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at October 1, 1999, is $555,815,153.

The number of shares outstanding of the registrant's Common Stock at October 1, 1999, is 28,197,340.



                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on December 7, 1999, (the "Proxy Statement") are incorporated by reference into Part III.

Portions of the 1999 Cable Design Technologies Corporation Annual Report to Stockholders (the "1999 Annual Report") are incorporated by reference into Parts I, II and IV.

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                               Table of Contents


                                  PART I                        Page

Item 1.      Business.........................................     2

Item 2.      Properties.......................................     9

Item 3.      Legal Proceedings................................     9

Item 4.      Submission of Matters to a Vote of Security
             Holders..........................................    10

Item 4.1.    Executive Officers of the Registrant.............    10

                                    PART II

Item 5.      Market for the Registrant's Common Stock and
             Related Stockholder Matters......................    12

Item 6.      Selected Financial Data..........................    12

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............    12

Item 7a.     Quantitative and Qualitative Disclosures About
             Market Risk......................................    12

Item 8.      Financial Statements and Supplementary Data......    12

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............    12

                                   PART III

Item 10.     Directors and Executive Officers of the
             Registrant.......................................    13

Item 11.     Executive Compensation...........................    13

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management............................    13

Item 13.     Certain Relationships and Related Transactions...    13

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K...........................    14

            Signatures........................................    19

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

     The Company, as it exists today, was incorporated on May 18, 1988, but was conceived in 1985 by its current President and Chief Executive Officer, Paul Olson, together with other members of current management, shortly after its predecessor company, Intercole, Inc., acquired the West Penn Wire Corporation ("West Penn/CDT"). In 1985 Intercole Inc., a Company traded on the American Stock Exchange, was acquired by the Northern Group which subsequently took it private. In 1988, the Company underwent a recapitalization pursuant to which Golder, Thoma, Cressey Fund II purchased a controlling interest in the Company, with the Northern Group retaining a smaller interest in the Company.

     Acquisitions have been an important part of CDT's growth strategy. In March 1986, the Company acquired Mohawk Wire & Cable Corporation ("Mohawk/CDT") , a cable manufacturer which had established relationships with companies involved in the early stages of computer network development. In December 1988, the Company purchased Montrose Products Company ("Montrose/CDT"), a specialty electronics cable company with established relationships with IBM and other major purchasers of computer interconnect products. In August 1990, the Company established CDT International to respond to increasing demand for data transmission cable products in international markets. In May 1991, the Company expanded its international presence by purchasing Anglo-American Cables Ltd. ("Anglo/CDT"), a European cable distributor. In March 1993, the Company established Phalo/CDT to further increase its production capabilities and broaden its product line. In May 1994, the Company acquired all the outstanding stock of Nya NEK Kabel AB ("NEK/CDT"), located near Gothenburg, Sweden, to enter the sophisticated broadcast, CATV and antenna cable markets and to expand network systems cable manufacturing capacity into Europe. In June 1995, the Company purchased all of the operating assets of Manhattan Electric Cable Corporation ("Manhattan/CDT") based in Rye, New York to enhance sales of specialty electronic cable for industrial automation and robotic applications. In August 1995, the Company purchased Cole-Flex Corporation of West Babylon, New York to combine its sleeving and tubing capabilities with Manhattan/CDT. In September 1995, the Company purchased the operating assets of the Raydex Division of Volex Group, p.l.c. ("Raydex/CDT") (United Kingdom) to provide additional international manufacturing capabilities of specialty and high performance electronic cable for computer network systems, telecommunication, aerospace, CATV, and industrial applications. On February 2, 1996, the Company acquired the assets of Northern Telecom Limited's ("Nortel") communication cable and IBDN network structured wiring products businesses ("NORDX/CDT")

(Canada). On June 4, 1996, the Company acquired the stock of Cekan A/S ("Cekan/CDT") (Denmark), a manufacturer of high performance, telecommunication connectors. On July 25, 1996, the Company acquired, in exchange for shares of its common stock, X-Mark Industries ("X-Mark/CDT") (Washington, PA), a manufacturer of specialized metal enclosures for network systems. On March 14, 1997 the Company acquired 51% of the outstanding stock of Stronglink, Pty. Ltd. ("Stronglink/CDT") (Australia), to enhance international distribution of network and specialty cable in the Australian marketplace. The Company subsequently increased its ownership of Stronglink/CDT to 75%. On April 7, 1997, the Company acquired the assets of Dearborn Wire & Cable, L.P. and its affiliates, Dearborn West, L.P. and Thermax Wire, L.P. (collectively, "Dearborn/CDT"), a manufacturer of specialty electronic cable for instrumentation and control, commercial aviation, automotive and marine applications, and component assemblies for wireless applications. In September 1997, the Company acquired all the outstanding stock of Barcel Acquisition Corporation ("Barcel/CDT") of Irvine, California, a manufacturer of high performance specialty cable for commercial and military aviation applications. In March 1998, the Company acquired all the outstanding stock of (Orebro/CDT) of Orebro, Sweden, a manufacturer of custom designed wire and cable for wireless communication, robotics and other industries. On August 3, 1998, the Company acquired 80% of HEW-Kabel Heinz Eilentropp GmbH & Co. KG and related entities ("HEW-Kabel/CDT") located in Wipperfurth, Germany, a manufacturer of specialty cable for process control, robotics, transportation, medical and other specialty applications. On September 25, 1998, the Company purchased the assets of Network Essentials, Inc. ("Red Hawk/CDT") of Milpitas, California. Red Hawk/CDT is a provider of fiber optic products for voice, video and data networks. In March 1999, the company acquired the Tennecast Company ("Tennecast/CDT") of Barberton, Ohio, a manufacturer of precision aluminum tire castings and computer designed and machined mold models utilized for tire castings.

     Products

     The Company's products are generally comprised of electronic copper and fiber optic cable and network structured wiring components which are categorized into two reportable segments, Network Communication and Specialty Electronic. The markets served by the Company's products include computer local area networks ("LANS") and wide area networks ("WANS"), communication, computer interconnect, wireless, commercial aviation, automotive, automation & process control, and other applications.

Network Communication Segment:
------------------------------

     The Company's Network Communication business segment encompasses connectivity products for the electronic transmission of data, voice, and multimedia over local and wide area networks and local loop communication infrastructures. The products included in this segment are high performance cable and passive components, including connectors, wiring racks and panels, outlets and interconnecting hardware, for end-to-end network structured wiring systems and communication cable products for outside communication and central office switchboard and equipment applications. The Company entered the market for communication cable products in fiscal 1996 with the acquisition of NORDX/CDT. The Company's NORCOM/CDT facility in Kingston, Ontario, is the largest communication cable operation in Canada. Additional capital expenditures over the last three years have significantly increased the Company's production capacity for network communication connectivity products.

Network Communication segment sales were $373.0 million, $393.3 million and $347.5 million for fiscal 1999, 1998 and 1997, respectively, and represented approximately 55%, 60% and 67% of the Company's total sales for fiscal 1999, 1998 and 1997, respectively.


Specialty Electronic Segment:
-----------------------------

     The Specialty Electronic business segment encompasses primarily electronic data and signal transmission cables for automation and process control applications and specialized wire and cable products for niche markets, including computer interconnect, commercial aviation, automotive electronics, broadcast and wireless communication.

     Automation & process control products encompass four distinct applications for data and signal transmission cables. Automation applications include climate control, premise video distribution and sophisticated security and signal systems involving motion detection, electronic card and video surveillance technologies. Process control applications include remote signaling and electronic monitoring systems. Sound applications include voice activation, evacuation and other similar systems. Safety applications refer to data transmission cable for advanced fire alarm and safety systems, including cable having improved safety and performance attributes under hazardous conditions. Specialty products refers to a variety of highly engineered wire and cable products covering a broad range of specialized applications and niche markets, including commercial aviation and marine, automotive electronics, broadcast, wireless component assemblies, communication switching equipment, CATV, microwave antenna, medical electronics, electronic testing equipment, robotics and electronically controlled factory equipment. Included in the Specialty Electronic segment are non-cable manufacturing activities encompassing precision tire casting and sheet metal fabrication which are not material to the Company's business.

Specialty Electronic segment sales were $311.0 million, $258.4 million and $169.5 million for fiscal 1999, 1998 and 1997, respectively, and represented approximately 45%, 40% and 33% of the Company's total sales for fiscal 1999, 1998 and 1997, respectively.

     Raw Materials

     The principal raw materials used by CDT are copper and insulating compounds. Raw materials are purchased on a consolidated basis whenever possible to reduce costs and improve supplier service levels. Copper is purchased from several suppliers. Price terms are generally producers' prices at time of shipment. The Company does not generally engage in hedging transactions for the purchase of copper. Currently, world stocks of and capacity for copper are adequate to meet the Company's requirements. CDT purchases insulating compounds, including Teflon(R), from various suppliers. Other raw materials used by CDT include LEXAN(R), optical fiber, reels, tapes, textiles, chemicals and other materials. Currently, supplies of these other raw materials are adequate to meet the Company's needs and are expected to remain so for the foreseeable future.

     Customers

     The Company sells its products directly to original equipment manufacturers
(OEMs), regional Bell operating companies, certified system vendors, and established distributors. The Company supports over

10,000 customers. No single customer accounted for more than 10% of sales in fiscal 1999, 1998 or 1997, except that sales to business units of Bell Canada Enterprises represented approximately 11% of fiscal 1997 sales.


Competition

The markets served by the Company's products are highly competitive. Although some of the Company's competitors are substantially larger and have greater resources than the Company, management believes that it competes successfully in its markets due to its experienced management team, manufacturing expertise, breadth of product offerings and leading edge technology, large number of customer approved specifications, emphasis on quality and established reputation.

     The principal competitive factors in all the markets for Network Communication and Specialty Electronic products are availability, customer support, price and product features. The relative importance of each of these factors varies depending on the specific product category.

     In the market for network structured wiring system products, the Company competes with a large number of competitors, a few of which are significantly larger than the Company. The Company competes in the network structured wiring systems market by adapting to shifting customer demand for new products, and in the case of NORDX/CDT, by offering complete, end-to-end certified network structured wiring systems. In the markets for communication, switchboard and equipment cable, price, reputation, production quality and availability are principal competitive factors. In the automation & process control market, the Company competes against a relatively large number of companies, most of which are smaller in size than the Company. Product prices, company reputation and product integrity are principal factors which affect competition in the automation & process control market. In the specialty products market, production quality, engineering capabilities and price are principal competitive factors.


     Backlog

     Backlog orders believed to be firm were $90.4 million at July 31, 1999, compared to $75.3 million at July 31, 1998. The Company believes that substantially all of the backlog is shippable within the next twelve months. Generally, customers may cancel orders for standard products without penalty upon thirty days notice.


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

     Employees

     As of July 31, 1999, the Company had approximately 3,700 full-time employees and 617 workers under contract manufacturing arrangements in Mexico. Approximately 1,400 of the full-time employees are represented by labor unions. The Company has not experienced any material work stoppages at its plants and believes its current relations with its employees are good, however, there can be no assurance that conflicts will not arise with unions or other employee groups or that such conflicts would not have a material adverse effect on the Company's business.


     Foreign Operations

     For information regarding the Company's foreign and domestic operations, see Note 14, "Industry and Geographic Segment Information" as presented in the Company's Notes to Consolidated Financial Statements.


     Research and Development

The Company engages in research and development activities including new and existing product development. Research and development costs were $5.5 million, $7.9 million and $7.2 million in fiscal 1999, 1998 and 1997, respectively. The lower research and development expenses in fiscal 1999 were primarily the result of the discontinuance in July 1998 of the DynaTraX (TM) product line and related product development activities.


     Risk Factors

     Ability to Successfully Integrate Acquisitions. Growth through acquisitions is an important part of the Company's strategy. Although the Company has been successful in integrating previous acquisitions, no assurance can be given that it will continue to be successful in integrating future acquisitions. The integration and consolidation of acquired businesses will require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share. While the Company believes that it has sufficient financial and management resources to accomplish such integration, there can be no assurance in this regard or that the Company will not experience difficulties with customers, personnel or others. In addition, although the Company believes that its acquisitions will enhance the competitive position and business prospects of the Company, there can be no assurance that such benefits will be realized or that any combination will be successful.

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

     Fiber optic technology represents a potential substitute for copper-based cable products. A significant decrease in the cost of fiber optic systems or increase in the cost of copper-based systems could make fiber optic systems superior on a price performance basis to copper systems and may have a material adverse effect on the Company's business. To date, fiber optic cables have not significantly penetrated the markets served by the Company due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. Although the Company currently supplies fiber optic cable in niche specialty markets and has excess capacity as well as the technological expertise to expand capacity, there can be no assurance that the Company will have sufficient production capacity for fiber optic cable products in order to adapt to a potential significant increase in demand for fiber optic cable products.

     Wireless technology, as it relates to premise network and communication systems, may represent a threat to both copper and fiber optic cable based systems by reducing the need for premise wiring. The Company believes that the limited signal security and the relatively slow transmission speeds of current premise wireless systems restrict the use of such systems in many data communication markets. However, there can be no assurance that future advances in wireless technology will not have a material adverse effect on the Company's business.

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

     The Company also purchases compounds, such as Teflon (R), from various suppliers. From time to time, the supply of such materials has been limited. The inability of suppliers to supply such raw materials could have a material adverse effect on the Company's business until a replacement supplier is found or substitute materials are approved for use. Although the Company has generally been able to pass on increases in the price of copper and other raw materials to its customers, there can be no assurance that the company will be able to do so in the future. Additionally, significant increases in the price of copper or other raw materials could have a negative effect on demand for the Company's products. Similarly, significant decreases in the price of copper, or excess supplies of such other raw materials, over time could have a material adverse effect on the Company's business.

     Foreign Currency Fluctuations. The Company's operations may be adversely affected by significant fluctuations in the value of the U.S. dollar against certain foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. The most significant foreign currencies for the Company, in order of dollar equivalent net sales, during fiscal 1999 were the Canadian Dollar, German Deutschmark and the British Pound.

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

     Year 2000 Compliance. The Company has a program in place to address the Year 2000 date processing issue and its effect on the Company's information technology ("IT") systems, non-IT systems, such as equipment and machinery controlled by microcontrollers with embedded technology, and key suppliers and customers. As of October 20, 1999 operating units representing approximately 99% of the Company's consolidated revenues have completed any Year 2000 remediation believed necessary with respect to their IT and non-IT systems. The remaining units are expected to complete their remediation activities by November 30, 1999. The Company is assessing third party Year 2000 compliance, however as many of the Company's suppliers and customers are still engaged in executing their Year 2000 programs, the Company cannot fully evaluate such compliance. If, however, the Company, its key suppliers and customers or other entities upon which the Company relies (such as utility providers) fail to make necessary modifications, conversions and contingency plans on a timely basis, the year 2000 issue could have a material adverse effect on the Company's business, operations, cash flow and financial condition.

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

     Listed below are the principal manufacturing, warehouse and sales facilities operated by the Company. Additionally, the Company also owns or leases approximately 275,000 square feet of other warehouse and sales facilities and facilities of approximately 96,000 and 40,000 square feet are operated on behalf of the Company in Nogales, Mexico and Tijuana, Mexico, respectively, by third parties pursuant to contract manufacturing arrangements.


                                                                          OWNED OR  APPROX.
LOCATION                                           USE                     LEASED   SQ. FEET
--------------------------------------------------------------------------------------------
Auburn, MA                       Manufacturing, Sales and Administration  Owned      146,000
Barberton, OH                    Manufacturing, Sales and Administration  Owned       52,000
Chicago, IL                      Manufacturing                            Owned       18,000
Gjern, Denmark                   Manufacturing, Sales and Administration  Owned       22,000
Gothenburg, Sweden               Manufacturing, Sales and Administration  Owned      108,000
Irvine, CA                       Manufacturing, Sales and Administration  Leased      77,000
Kingston, Ontario                Manufacturing                            Owned      500,000
Las Vegas, NV                    Warehouse                                Leased      44,000
Leominster, MA                   Manufacturing, Sales and Administration  Leased     202,000
Littleborough, United Kingdom    Manufacturing                            Owned       42,000
Manchester, CT                   Manufacturing                            Leased      55,000
Manchester, CT                   Manufacturing, Sales and Administration  Leased     150,000
Memphis, TN                      Warehousing                              Owned      147,000
Montreal, Quebec                 Manufacturing, Sales and Administration  Owned      300,000
Orebro, Sweden                   Manufacturing, Sales and Administration  Leased      42,000
Skelmersdale, United Kingdom     Manufacturing, Sales and Administration  Owned      121,000
Wadsworth, OH                    Manufacturing, Sales and Administration  Owned       45,000
Waynesburg, PA                   Manufacturing                            Owned       42,000
Washington, PA                   Manufacturing                            Leased      82,000
Washington, PA                   Manufacturing                            Owned      123,000
Washington, PA                   Manufacturing, Sales and Administration  Owned       85,000
Washington, PA                   Warehousing                              Owned       79,000
Wheeling, IL                     Manufacturing, Sales and Administration  Owned      110,000
Wheeling, IL                     Manufacturing, Sales and Administration  Owned       80,000
Wipperfurth, Germany             Manufacturing, Sales and Administration  Owned      349,000


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders.


ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

Age  Present Office and Experience
---  -----------------------------

65 Paul M. Olson has been President and a director of the Company since 1985, and Chief Executive Officer of the Company since 1993. From 1972 to 1984 Mr. Olson was the President of Phalo Corporation, a wire and cable manufacturer, and directed sales and marketing at Phalo Corporation from 1967 to 1972. From 1963 to 1967, Mr. Olson was employed at General Electric and from 1960 to 1963, at General Cable, in wire and cable related sales and marketing positions. Mr. Olson has a Bachelor's Degree in Economics from Hobart College.

57 George C. Graeber has been Chief Operating Officer and a director of the Company since 1998. Mr. Graeber served as President of Montrose/CDT from 1994 to 1998. From 1992 to 1994, Mr. Graeber was Executive Vice President of the Company and President of Phalo/CDT. From 1990 to 1992 Mr. Graeber was a Vice President and General Manager of the Energy division of Anixter International, Inc., a distributor of cable and communication equipment. From 1989 to 1990 Mr. Graeber was a consultant for Manhattan Electric Cable, a wire and cable company. From 1983 to 1989 he was the President of the Industrial Electronic division of Brintec Corp. and from 1979 to 1983 he was a Vice President of Brand Rex Cable, a wire and cable company. Mr. Graeber has a Master's Degree in Electrical Engineering from the University of Connecticut.

57 Michael A. Dudley has been an Executive Vice President of the Company and President of CDT International since 1991. From 1988 to 1991 he was the President of Superior Optics, a division of Superior Teletec, Inc., a manufacturer of communication cable. Mr. Dudley has a Doctorate Degree in Material Science from The National College of Rubber Technology in London, England.

49 Normand R. Bourque has been an Executive Vice President of the Company since 1996 and President and Chief Executive Officer of NORDX/CDT since its acquisition. Prior to the acquisition, Mr. Bourque was Vice President-Cable Group at Nortel from 1991 to 1995 and Vice President, Operations-Cable Group from 1989 to 1991. From 1985 to 1988, Mr. Bourque was Vice President and General Manager-Transmission Networks at Nortel, and prior to that, held a number of positions in general management and finance at Nortel. Mr. Bourque has a Bachelor's Degree in Business Administration from the Ecole des Hautes Etudes Commerciales in Montreal, Canada.

60 David R. Harden has been a Senior Vice President of CDT and President of West Penn/CDT since 1988. He founded West Penn Wire in 1971, and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988 Mr. Harden was an Executive Vice President of West Penn/CDT.

38 Peter Sheehan has been an Executive Vice President of the Company since 1998. Mr. Sheehan joined the Company in 1995 in the area of international sales and marketing. Prior to joining the company Mr. Sheehan was Senior Vice President of Sales and Marketing of Berk-tek, a wire and cable company. Mr. Sheehan has a Bachelor's Degree from Boston College.

49 Kenneth O. Hale has been Vice President and Chief Financial Officer of the Company since 1987. Mr. Hale holds a Certified Public Accountant's certificate and an MBA in finance from the University of Missouri.

38 Charles B. Fromm was appointed Vice President and General Counsel of the Company in October 1997, and Secretary of the Company in 1999. Prior thereto, Mr. Fromm was a Partner at Kirkland & Ellis, New York. Mr. Fromm has a Bachelor's Degree in Business Administration and a Juris Doctor Degree from the University of Michigan.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

   As of September 30, 1999, there were 167 holders of record of the Company's Common Stock.

   Additional information required by this item is set forth under the heading "Directors, Officers, and Corporate Information" on page 45 of the 1999 Annual Report and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

   Information required by this item is set forth under the heading "Selected Historical Consolidated Financial Data" on page 44 of the 1999 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 14 through 22 of the 1999 Annual Report and is incorporated herein by reference .

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information required by this item appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information required by this item is set forth on pages 23 through 43 of the 1999 Annual Report and is incorporated herein by reference and filed electronically herewith as Exhibit 13.1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a. Information concerning the Registrant's directors is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 17, 1999. Such information is incorporated herein by reference.

  b. Information concerning executive officers of the Registrant is set forth in
     Item 4.1 of Part I at page 10 of this Report under the heading "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

  Information concerning executive officers of the Registrant is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 17, 1999. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 17, 1999. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 17, 1999. Such information is incorporated herein by reference.

PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  1. The following documents are included in the 1999 Annual Report, pages 23 through 43, and are incorporated herein by reference:

     a.  Report of Independent Public Accountants.
     b. Consolidated Statements of Income for the years ended July 31, 1999, 1998 and 1997.
     c   Consolidated Balance Sheets as of July 31, 1999 and 1998.
     d. Consolidated Statements of Cash Flow for the years ended July 31, 1999, 1998 and 1997.
     e. Consolidated Statements of Stockholders' Equity for the years ended July 31, 1999, 1998 and 1997.
     f.  Notes to Consolidated Financial Statements.

  2. The following documents are filed as part of this report:

     a.  Report of Independent Public Accountants on Supplemental Schedules.
     b. Schedule II Valuation and Qualifying Accounts for the three years ended July 31, 1999.
     c.  List of Exhibits

  3. List of Exhibits

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

    10.7 - Consulting Agreement, dated as of July 14, 1988, and amendment thereto, dated as of July 14, 1994, between Golder, Thoma, Cressey & Rauner and CDT. Incorporated by reference to Exhibit 10.13 to CDT's Annual Report on Form 10-K, as filed on October 31, 1994.

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

    10.14 - Form of Change in Control Agreement dated June 11, 1999, between CDT and each of George C. Graeber, Kenneth O. Hale, Charles B. Fromm, Peter Sheehan, and Michael A. Dudley.**

    10.15 - Change in Control Agreement dated June 11, 1999, between CDT and Paul M. Olson.**

    10.16 - Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999.**

    10.17 - Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT's Registration Statement on Form S-8 (File No. 333-76351).

    10.18 - Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan.**

    10.19 -  Form of April 23, 1999 Stock Option Grant.**

    13.1 - CDT 1999 Annual Report to Stockholders (to the extent incorporated herein by reference).**

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

     99.5 - First Amendment to Credit Agreement dated July 31, 1998 (effective August 3, 1998) among CDT, BankBoston N.A., Paribas, Paribas Bank of Canada, Bank of America NT & SA, Bank of America Canada and other Lenders party thereto. Incorporated by reference to CDT's Report on Form 10-K as filed on October 29, 1998.

     99.6 - Second Amendment to Credit Agreement dated July 31, 1998 (effective August 3, 1998) among CDT, BankBoston N.A., Paribas, Paribas Bank of Canada, Bank of America NT & SA, Bank of America Canada and other Lenders party thereto. Incorporated by reference to CDT's Report on Form 10-K as filed on October 29, 1998.

     99.7 - Revolving Line of Credit Letter Agreement dated December 14, 1998, between CDT and ABN AMRO Bank N.V.. Incorporated by reference to CDT's Report on Form 10-Q as filed on March 16, 1999.

     99.8 - Master Revolving Line of Credit Promissory Note issued by CDT in favor of ABN AMRO Bank N.V.. Incorporated by reference to CDT's Report on Form 10-Q as filed on March 16, 1999.

     ** Filed Herein

     (b)  Reports on Form 8-k

               None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Cable Design Technologies Corporation

By: /s/  Paul M. Olson                                          October 27, 1999
    --------------------------------
     Paul M. Olson
     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                               DATE
/s/  Bryan C. Cressey                 Chairman of the Board                October 27, 1999
-----------------------------------
Bryan C. Cressey                      Director


/s/  Paul M. Olson                    Director, President, Chief           October 27, 1999
-----------------------------------
Paul M. Olson                         Executive Officer (Principal
                                      Executive Officer)

/s/ George C. Graeber                 Director, Chief Operating            October 27, 1999
-----------------------------------
George C. Graeber                     Officer


/s/  Kenneth O. Hale                  Vice President, Chief Financial      October 27, 1999
-----------------------------------
Kenneth O. Hale                       Officer (Principal Financial
                                      and Accounting Officer)


/s/  Myron S. Gelbach, Jr.            Director                             October 27, 1999
-----------------------------------
Myron S. Gelbach, Jr.


/s/  Michael F. O. Harris             Director                             October 27, 1999
-----------------------------------
Michael F. O. Harris


                                      Director                             October 27, 1999
-----------------------------------
Glenn Kalnasy


/s/  Richard C. Tuttle                Director                             October 27, 1999
-----------------------------------
Richard C. Tuttle

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Cable Design Technologies Corporation and Subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 20, 1999. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen  LLP

Pittsburgh, Pennsylvania
 September 20, 1999

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JULY 31, 1999, 1998, 1997



                                                      Additions To
                                           Balance    Reserve from     Additions                       Balance
                                              at      Acquisitions    Charged to                         at
                                          Beginning      & Other       Costs and      Reduction        End of
                                          of Period    Adjustments     Expenses     from Reserve       Period
                                         ----------   ------------    ----------    ------------     ----------
                                                                 (Dollars in thousands)
   Allowance for uncollectible
   accounts/sales returns:

          Year Ended July 31, 1997           $2,660           $891        $1,644         $(  837)        $4,358
          Year Ended July 31, 1998           $4,358           $(93)       $1,367         $(1,637)        $3,995
          Year Ended July 31, 1999           $3,995           $172        $1,479         $  (720)        $4,926

   Reserve for discontinuance of
   DynaTraX(TM) product line and
   other restructuring activities:

          Year Ended July 31, 1999           $1,759           $---        $ (264)        $(1,247)        $  248

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                        INDEX TO EXHIBITS FILED HEREIN
                                 JULY 31, 1999

EXHIBIT
NUMBER         EXHIBIT

10.14 - Form of Change in Control Agreement dated June 11, 1999, between CDT and each of George C. Graeber, Kenneth O. Hale, Charles B. Fromm, Peter Sheehan, and Michael A. Dudley.


10.15 - Change in Control Agreement dated June 11, 1999, between CDT and Paul M. Olson.

10.16 - Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999.

10.18 - Form of June 11, 1999 Stock Option Grant under 1999 Long-Term Performance Incentive Plan.

10.19 -        Form of April 23, 1999 Stock Option Grant.

13.1  -        CDT 1999 Annual Report to Stockholders (to the extent
               incorporated herein by reference).

21.1  -        List of Subsidiaries of CDT.

23.1  -        Consent of Arthur Andersen LLP.

27.1  -        Financial Data Schedule.