Form 10-Q
period 1999-10-31
CABLE DESIGN TECHNOLOGIES CORP
filed 1999-12-14
CIK 913142

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999
                          Commission File No. 0-22724


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

                         Yes     X          No _______
                              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at 12/9/99
                 -----                          ----------------------
      Common Stock, $.01 Par Value                    28,248,976

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements.........................................   3

            Review Report of Independent Public Accountants for
            the Three Months Ended October 31, 1999 and 1998.............   4

            Condensed Consolidated Statements of
            Income - Unaudited for the Three Months Ended
            October 31, 1999 and 1998....................................   5

            Condensed Consolidated Balance Sheets
            as of October 31, 1999 (Unaudited), and July 31, 1999........   6

            Condensed Consolidated Statements of
            Cash Flows - Unaudited for the Three Months
            Ended October 31, 1999 and 1998..............................   7

            Notes to Condensed Consolidated
            Financial Statements -Unaudited..............................   8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  10

PART II     OTHER INFORMATION

Item 1      Legal Proceedings............................................  14

Item 2      Changes in Securities........................................  14

Item 3      Defaults upon Senior Securities..............................  14

Item 4      Submission of Matters to a Vote of Security Holders..........  14

Item 5      Other Information............................................  14

Item 6      Exhibits and Reports on Form 8-K.............................  14

Signatures  .............................................................  15

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month periods ended October 31, 1999 and 1998, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                   Report of Independent Public Accountants


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of October 31, 1999, and the related condensed consolidated statements of income and cash flows for the three month periods ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1999, and, in our report dated September 20, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Pittsburgh, Pennsylvania,                              /s/ Arthur Andersen LLP
November 24, 1999

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                           Three Months Ended
                                                              October 31,
                                                        ------------------------
                                                           1999         1998
                                                        -----------  -----------
Net sales                                               $   187,622  $   173,624
Cost of sales                                               131,336      119,883
                                                        -----------  -----------
     Gross profit                                            56,286       53,741
Selling, general and administrative expenses                 29,961       28,204
Research and development expenses                             1,175        1,467
                                                        -----------  -----------
     Income from operations                                  25,150       24,070
Interest expense, net                                         2,985        3,222
Other expense                                                   864          252
                                                        -----------  -----------
     Income before income taxes                              21,301       20,596

Income tax provision                                          8,317        8,232
                                                        -----------  -----------
Net income                                              $    12,984  $    12,364
                                                        ===========  ===========
Basic earnings per common share                         $      0.46  $      0.41
                                                        ===========  ===========
Diluted earnings per common share                       $      0.45  $      0.41
                                                        ===========  ===========
Weighted average common shares                           28,196,158   29,976,797
                                                        ===========  ===========
Weighted average common and common equivalent shares     28,882,992   30,322,820
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                                As of          As of
                                                                             October 31,     July 31,
                                                                                 1999          1999
                                                                            ------------    ---------
                                                                             (Unaudited)
ASSETS
------
Current assets:

  Cash and cash equivalents                                                    $  13,556     $ 11,424
  Accounts receivable, net of allowance for uncollectible amounts
  of $5,081 and $4,926, respectively                                             130,929      130,936
  Inventories                                                                    152,304      141,762
   Other current assets                                                           20,674       21,863
                                                                               ---------     --------
          Total current assets                                                   317,463      305,985
Property, plant and equipment, net                                               204,120      201,586
Goodwill, net                                                                     75,806       76,584
Other assets                                                                      10,492       10,945
                                                                               ---------     --------
Total assets                                                                   $ 607,881     $595,100
                                                                               =========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Current liabilities                                                          $ 144,173     $142,221
  Long-term debt, excluding current maturities                                   165,852      171,727
  Other non-current liabilities                                                   30,291       29,050
                                                                               ---------     --------
Total liabilities                                                                340,316      342,998
Stockholders' equity:
  Preferred stock, par value $.01 per share -
    Authorized 1,000,000 shares, no shares issued                                    ---          ---
  Common stock, par value $.01 per share -
    Authorized 100,000,000 shares, 30,847,417 and
    30,778,928 shares issued, respectively                                           308          308
  Paid in capital                                                                180,008      178,979
  Common stock issuable, 25,011 and 22,679 shares, respectively                      384          253
  Retained earnings                                                              141,230      128,246
  Treasury stock, at cost, 2,623,452 shares                                      (49,262)     (49,262)
  Currency translation adjustment                                                 (5,103)      (6,422)
                                                                               ---------     --------
Total stockholders' equity                                                       267,565      252,102
                                                                               ---------     --------
Total liabilities and stockholders' equity                                     $ 607,881     $595,100
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                                (In thousands)
                                --------------


                                                                          Three months ended
                                                                              October 31,
                                                                        -----------------------
                                                                          1999           1998
                                                                        --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 18,333       $ 19,439
                                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                              (5,426)        (7,596)
  Acquisition of businesses, including transaction costs,
  net of cash acquired                                                        --        (43,144)
                                                                        --------       --------
    Net cash used by investing activities                                 (5,426)       (50,740)
                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving note borrowings                                (11,184)        41,712
  Funds provided by long-term debt                                           131          1,819
  Funds used to reduce long-term debt                                       (877)        (1,556)
  Common stock issued or issuable                                            416             --
  Net proceeds from exercise of stock options and related tax benefits       744             28
  Purchase of treasury stock                                                  --        (11,866)
                                                                        --------       --------
    Net cash (used) provided by financing activities                     (10,770)        30,137
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS                                                                   (5)           228
                                                                        --------       --------
    Net increase (decrease) in cash                                        2,132           (936)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,424         11,143
                                                                        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 13,556       $ 10,207
                                                                        ========       ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest, net                                                         $  2,924       $  2,762
                                                                        ========       ========
  Income taxes                                                          $  6,862       $  1,959
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
       ----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form 10-K which was filed for the fiscal year ended July 31, 1999.

2.   INVENTORIES
     -----------

Inventories of the Company consist of the following:

                                                    October 31,        July 31,
                                                       1999             1999
                                                    -----------      -----------
                                                           (In thousands)
Raw materials                                          $ 39,528         $ 36,851

Work-in-process                                          36,762           32,297

Finished goods                                           76,014           72,614
                                                    -----------      -----------
                                                       $152,304         $141,762
                                                    ===========      ===========

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

                                                        Three Months Ended
                                                             October 31,
                                                    ----------------------------
                                                       1999             1998
                                                    -----------      -----------
                                                    (In thousands, except share
                                                        and per share data)
Net income                                          $    12,984      $    12,364
                                                    -----------      -----------
Basic earnings per common share:
  Weighted average common shares outstanding         28,196,158       29,976,797
  Basic earnings per common share                   $      0.46      $      0.41
                                                    ===========      ===========
Diluted earnings per common share:
  Weighted average common shares outstanding         28,196,158       29,976,797
  Shares issuable from assumed conversion
   of dilutive stock options                            686,834          346,023
                                                    -----------      -----------
Weighted average common shares-diluted               28,882,992       30,322,820
  Diluted earnings per common share                 $      0.45      $      0.41
                                                    ===========      ===========

Options to purchase 106,000 and 982,200 shares of common stock were outstanding during the three month periods ended October 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective periods.

4.   INDUSTRY SEGMENT INFORMATION
     ----------------------------

The Company's operations are organized into two business segments: the Network Communication segment and the Specialty Electronic segment. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice, and multimedia. Products included in this segment are high performance network cable, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware, for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications, including assembly of products for the wireless marketplace. Effective with the first quarter of fiscal 2000, the Company is reporting sales of computer interconnect and wireless communication products in its Network Communication segment to more appropriately reflect the markets to which these products are sold. Prior period segment information has been restated to conform to the current year presentation. The Specialty Electronic segment encompasses electronic data and signal transmission cables for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

The Company evaluates segment performance based on operating profit excluding nonrecurring charges, after allocation of Corporate expenses.

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments for the three months ended October 31, is as follows:

                                Network       Specialty
                             Communication   Electronic
                                Segment       Segment       Total
                             -------------   -----------  ---------
                                            (In thousands)
Sales:
  1999                          $126,014       $61,608      $187,622
  1998                          $110,776       $62,848      $173,624

Segment Operating Profit:
  1999                          $ 15,315       $ 9,835      $ 25,150
  1998                          $ 13,857       $10,213      $ 24,070

5.   OTHER COMPREHENSIVE INCOME
     --------------------------

Comprehensive income is defined as all changes in stockholders' equity during a period except those resulting from investment by or distribution to stockholders. The Company's comprehensive income differs from net income primarily due to foreign currency translation adjustments. Total comprehensive income was $14.3 million and $13.4 million for the three months ended October 31, 1999 and 1998, respectively.

6.   RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies is a leading manufacturer of technologically advanced electronic data transmission cable for the Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice, and multimedia. Products included in this segment are high bandwidth network cable, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware, for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications, including assembly of products for the wireless marketplace. The Specialty Electronic segment encompasses electronic data and signal transmission cables for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations


                                   Overview

Sales for the three months ended October 31, 1999 ("first quarter 2000") were a record $187.6 million, an increase of 8% compared to the same period a year ago. Sales for the Network Communication segment increased 14% to $126.0 million, and represented 67% of total revenue. The increase in sales for this segment was led by 114% growth in sales of enhanced gigabit network cables (Category 5e and Category 6), 33% growth in sales of wireless products and 30% growth in sales of fiber optic products. Sales for the Specialty Electronic segment were $61.6 million, a decrease of 2% compared to the same period last year due to lower sales to the aviation and automotive markets. The operating margin, derived by dividing operating income by net sales, was 13.4% for the first quarter 2000 versus 13.9% for the same period last year. Net income for the first quarter 2000 increased $0.6 million, or 5%, to $13.0 million compared to net income of $12.4 million for the three months ended October 31, 1998 ("first quarter 1999"). Diluted earnings per share increased 10%, to $0.45 per share, compared to $0.41 per share for the first quarter 1999.

                Three Months Ended October 31, 1999 Compared to
                      Three Months Ended October 31, 1998

Sales for the first quarter 2000 increased $14.0 million, or 8%, to a record $187.6 million compared to $173.6 million for the first quarter 1999. Sales for the Network Communication segment were $126.0 million for the first quarter 2000, an increase of 14% compared to sales of $110.8 million for the first quarter 1999. The increase in sales for the Network Communication segment was primarily due to a 114% increase in sales of high performance Category 5e and 6 network cables, a 33% increase in wireless communication product sales, and a 30% increase in sales of fiber optic cable and components, which were partially offset by lower average selling prices for plenum Category 5 and 5e network cables. First quarter 2000 sales for the Specialty Electronic segment decreased $1.2 million, or 2%, to $61.6 million compared to $62.8 million for the first quarter 1999. The decrease in sales for this segment was primarily due to lower sales to the aviation and automotive markets. Sales outside of North America were $41.0 million for the first quarter 2000, compared to $41.1 million for the first quarter 1999. Increased sales to Southeast Asia and Latin America were offset by lower sales in Western Europe, primarily for the Specialty Electronic segment.

Effective with the first quarter 2000, the Company is reporting sales of computer interconnect cables and wireless cables and assembly services in its Network Communication segment to more appropriately represent the markets to which these products are sold. Prior period segment information has been restated to conform to the current year presentation.

Gross profit for the first quarter 2000 increased $2.5 million, or 5%, to $56.3 million compared to $53.7 million for the first quarter 1999, primarily due to an increase in gross profit for the Network Communication segment as a result of the increase in sales for this segment.

The gross margin for the first quarter 2000 was 30.0% compared to 31.0% for the first quarter 1999. The decrease in the gross margin was primarily the result of a slightly lower gross margin for the Network Communication segment which was partially offset by an improved margin for the Specialty Electronic segment. Factors contributing to the slightly lower gross margin for the Network Communication segment were: lower pricing on Category 5 and 5e network cables; an increase in depreciation and other overhead expenses, primarily for certain communication and component products; and a less favorable mix within wireless products. These unfavorable factors were partially offset by an improved mix due to increased sales of the relatively higher margin Category 5e and 6 network cable products and lower product costs for network cables.

Selling, general and administrative expense ("SG&A") for the first quarter 2000 was $30.0 million compared to $28.2 million for the first quarter 1999. The increase in SG&A was primarily due to higher volume related sales expenses. As a percentage of sales, SG&A for the first quarter 2000 was 16.0% compared to 16.2% for the first quarter 1999. First quarter 2000 research and development expense decreased $0.3 million to $1.2 million compared to $1.5 million for the first quarter 1999.

Income from operations for the first quarter 2000 increased $1.1 million, or 4%, to $25.2 million compared to $24.1 million for the first quarter 1999. The operating margin was 13.4% for the first quarter 2000 compared to 13.9% for the first quarter 1999.

Interest expense decreased $0.2 million to $3.0 million for the first quarter 2000 compared to $3.2 million for the first quarter 1999 and was primarily due to a lower average rate on the Company's primary credit facility. Other expenses increased $0.6 million to $0.9 million for the first quarter 2000 compared to $0.3 million for the first quarter 1999, primarily due to net foreign currency exchange losses. The effective tax rate was 39.0% for the first quarter 2000 compared to 40.0% for the first quarter 1999. The change in the effective tax rate was primarily due to a lower projected annual effective rate as well as changes in the income mix among domestic and foreign statutory entities.

Net income for the first quarter 2000 increased $0.6 million, or 5%, to $13.0 million compared to net income of $12.4 million for the first quarter 1999. Diluted earnings per share increased 10%, to $0.45 per share, compared to $0.41 per share for the first quarter 1999.


                              Financial Condition

Liquidity and Capital Resources
-------------------------------

The Company's primary credit agreement (the "Credit Agreement") consists of a $121.3 million U.S. revolving facility, which includes a USD $50.0 million Deutschmark sub-facility, and a CDN $115.0 million Canadian revolving facility equivalent to approximately USD $78.2 million. The Company also maintains a bank credit facility in the United Kingdom equivalent to approximately USD $12.3 million (the "Foreign Facility"). At October 31, 1999, the Company had outstanding borrowings of $158.4 million and $9.9 million under the Credit Agreement and Foreign Facility, respectively.

The Company's 364-day, $35 million unsecured bank revolving credit agreement terminated on December 13, 1999, at which time the Company repaid the $18.0 million outstanding under the facility through borrowings under the Credit Agreement and entered into a new 364-day, unsecured bank revolving credit agreement (the "364-day Facility") which provides for maximum borrowings of $15.0 million. As of December 13, 1999, there were no amounts outstanding under the 364-day Facility.

Based on an analysis of current expectations for its business, management believes that the Company's cash flow from operations, funds available under its credit agreements, and ability to attract short term and long term capital will provide it with sufficient liquidity to meet its current liquidity needs.

During the first quarter 2000, operating working capital increased $1.3 million. The change in operating working capital was primarily the result of an increase in inventories of $9.2 million and a decrease in accrued liabilities of $3.0 million, which was partially offset by an increase in accounts payable of $9.0 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

The Company generated $18.3 million of net cash from operating activities during the first quarter 2000, after providing for the $1.3 million increase in operating working capital. Net cash used by investing activities of $5.4 million represented investments in capital projects. Net cash used by financing activities was $10.8 million, including $11.9 million used to reduce outstanding debt.


                          Fluctuation in Copper Price

The cost of copper in inventories (including finished goods) reflects purchases over various periods of time ranging from one to several months for each of the Company's operations. For communication cable products, profitability is generally not significantly affected by volatility of copper prices as changes in copper prices are generally passed along to customers, however, differences in the timing of selling price adjustments do occur and may impact near term results. For other products, although selling prices are not generally adjusted to directly reflect changes in copper prices, the relief of copper costs from inventory for those operations having longer inventory cycles may affect profitability from one period to the next following periods of significant movement in the cost of copper. The Company does not engage in activities to hedge the underlying value of its copper inventory.


                           New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and requires recognition in the balance sheet of all derivative instruments as either assets or liabilities, measured at fair value. This statement has been amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of SFAS No. 133" ("SFAS No. 137"). SFAS No. 137 is effective for the Company's fiscal year ending July 31, 2001. The Company does not believe the adoption of SFAS No. 137 will have a material effect on the Company's results of operations, financial position or cash flows.


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

Each operating unit has assessed their internal information systems ("IT systems") and non-information systems ("non-IT systems"), such as manufacturing equipment and control devices. As of November 30, 1999, all operating units of the Company have completed the Year 2000 remediation believed necessary with respect to their IT systems. The remediation of such IT systems has included the purchase of new hardware and software or the modification of existing software. In certain cases, new IT systems were acquired to improve functionality and provide additional system capabilities, as well as address Year 2000 issues. The cost to maintain or modify existing IT systems is expensed as incurred, while the cost of new and functionally improved IT systems are capitalized and amortized over their estimated useful lives. As of October 31, 1999, the Company has expended $3.7 million with respect to IT systems.

All operating units have completed an assessment of non-IT systems. While certain items of equipment have been found to contain potentially noncompliant components, neither the number nor function of such items are material. Such equipment is either being modified or replaced. The Company does not anticipate material Year 2000 compliance issues with respect to non-IT systems, and does not expect expenditures to remediate non-compliant non-IT systems to have a material adverse effect on the Company's results of operations, liquidity or capital resources.

The Company and its operating units have completed an assessment of third party Year 2000 compliance, however, as many of the Company's suppliers and customers are still engaged in executing their Year 2000 programs, the Company cannot fully evaluate such compliance. The Company has not been made aware of any Year 2000 issues of third parties that would have a material adverse effect on the Company. Neither the Company nor its operating units intend to adopt contingency plans regarding third party Year 2000 compliance issues.

Management of the Company believes it has an effective program in place to resolve its Year 2000 issues in a timely manner. However, since it is not possible to anticipate all possible future outcomes, especially in the case of third parties, there could be "worst-case scenarios" in which one or more operating units of the Company would be unable to conduct normal operations due to Year 2000 related matters, such as the inability to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties who are critical to the Company's operations. For example, lack of readiness by electrical and water utilities, suppliers, financial institutions, government agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to one or more of the Company's operating units to carry on their normal operations in the area or areas so affected. In the event that the Company or third parties (including those described above) do not properly complete their Year 2000 remedial actions or unanticipated Year 2000 events occur there could be a material adverse effect on the Company's business, results of operations or financial condition.


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


 Forward-Looking Statements -- Under the Private Securities Litigation Act of
                                     1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1999, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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


                     CABLE DESIGN TECHNOLOGIES CORPORATION



                     /s/ Paul M. Olson
                     ------------------------------------------
December 14, 1999    Paul M. Olson
                     President and Chief Executive Officer



                     /s/ Kenneth O. Hale
                     ------------------------------------------
December 14, 1999    Kenneth O. Hale
                     Vice President and Chief Financial Officer