Form 10-Q
period 2000-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2000-03-15
CIK 913142

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended January
                     31, 2000 Commission File No. 0-22724



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

                           Yes  X           No _____
                               ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at 3/8/00
                    -----                         ---------------------
        Common Stock, $.01 Par Value                     28,494,091

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                                      Page
                                                                                                      ----
PART I       FINANCIAL INFORMATION

Item 1       Financial Statements.................................................................      3

             Review Report of Independent Public Accountants for
             the Three Months and Six Months Ended January 31, 2000 and 1999......................      4

             Condensed Consolidated Statements of
             Income - Unaudited for the Three Months and Six Months Ended
             January 31, 2000 and 1999............................................................      5

             Condensed Consolidated Balance Sheets
             as of January 31, 2000 (Unaudited) and July 31, 1999.................................      6

             Condensed Consolidated Statements of
             Cash Flows - Unaudited for the Six Months
             Ended January 31, 2000 and 1999......................................................      7

             Notes to Condensed Consolidated
             Financial Statements -Unaudited......................................................      8

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................................     11

PART II      OTHER INFORMATION

Item 1       Legal Proceedings....................................................................     16

Item 2       Changes in Securities................................................................     16

Item 3       Defaults upon Senior Securities......................................................     16

Item 4       Submission of Matters to a Vote of Security Holders..................................     16

Item 5       Other Information....................................................................     16

Item 6       Exhibits and Reports on Form 8-K.....................................................     16

Signatures   .....................................................................................     18

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month and six month periods ended January 31, 2000 and 1999, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                   Report of Independent Public Accountants


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of January 31, 2000, and the related condensed consolidated statements of income for the three month and six month periods ended January 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the six month periods ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 1999, and, in our report dated September 20, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






Pittsburgh, Pennsylvania,                               /s/Arthur Andersen LLP
February 23, 2000

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                            Three Months Ended                 Six Months Ended
                                                                January 31,                        January 31,
                                                        ---------------------------      ----------------------------
                                                            2000            1999             2000             1999
                                                        -----------     -----------      ------------     -----------
Net sales                                               $   178,179     $   160,896      $    365,801     $   334,520
Cost of sales                                               127,714         114,030           259,050         233,913
                                                        -----------     -----------      ------------     -----------
     Gross profit                                            50,465          46,866           106,751         100,607
Selling, general and administrative expenses                 28,577          27,011            58,538          55,215
Research and development expenses                             1,167           1,430             2,342           2,897
Nonrecurring charge                                             -             6,307               -             6,307
                                                        -----------     -----------      ------------     -----------
     Income from operations                                  20,721          12,118            45,871          36,188
Interest expense, net                                         2,985           3,196             5,970           6,418
Other expense                                                   507             351             1,371             603
                                                        -----------     -----------      ------------     -----------
     Income before income taxes                              17,229           8,571            38,530          29,167
Income tax provision                                          6,806           3,765            15,123          11,997
                                                        -----------     -----------      ------------     -----------
Net income                                              $    10,423     $     4,806      $     23,407     $    17,170
                                                        ===========     ===========      ============     ===========
Basic earnings per common share                         $      0.37     $      0.17      $       0.83     $      0.58
                                                        ===========     ===========      ============     ===========
Diluted earnings per common share                       $      0.36     $      0.16      $       0.81     $      0.58
                                                        ===========     ===========      ============     ===========
Weighted average common shares                           28,251,560      28,833,632        28,223,859      29,405,214
                                                        ===========     ===========      ============     ===========
Weighted average common and common equivalent shares     28,995,791      29,337,393        28,940,697      29,802,247
                                                        ===========     ===========      ============     ===========

       The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                ----------------------------------------------

                                                                                               As of                 As of
                                                                                             January 31,            July 31,
                                                                                               2000                  1999
                                                                                          ---------------      ----------------
                                                                                            (unaudited)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                              $        14,482      $         11,424
   Trade accounts receivable, net of allowance for uncollectible accounts of $4,672
   and $4,926, respectively                                                                       120,686               130,936
   Inventories                                                                                    155,109               141,762
   Other current assets                                                                            15,311                21,863
                                                                                          ---------------      ----------------
       Total current assets                                                                       305,588               305,985
Property, plant and equipment, net                                                                202,451               201,586
Goodwill, net                                                                                      72,413                76,584
Other assets                                                                                        9,799                10,945
                                                                                          ---------------      ----------------
Total assets                                                                              $       590,251      $        595,100
                                                                                          ===============      ================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Current liabilities                                                                    $        97,803      $        142,221
   Long-term debt, excluding current maturities                                                   185,741               171,727
   Other non-current liabilities                                                                   30,294                29,050
                                                                                          ---------------      ----------------
       Total liabilities                                                                          313,838               342,998
                                                                                          ---------------      ----------------
Stockholders' Equity:

   Preferred stock, par value $.01 per share -
   authorized 1,000,000 shares, no shares issued                                                      ---                   ---
   Common stock, par value $.01 per share -
   authorized 100,000,000 shares, 30,883,968
   and 30,778,928 shares issued, respectively                                                         309                   308
   Paid in capital                                                                                180,536               178,979
   Common stock issuable, 21,647 and 22,679 shares, respectively                                      363                   253
   Retained earnings                                                                              151,653               128,246
   Treasury stock, at cost, 2,623,452 shares                                                      (49,262)              (49,262)
   Accumulated other comprehensive deficit                                                         (7,186)               (6,422)
                                                                                          ---------------      ----------------
         Total stockholders' equity                                                               276,413               252,102
                                                                                          ---------------      ----------------
Total liabilities and stockholders' equity                                                $       590,251      $        595,100
                                                                                          ===============      ================

       The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                                (In thousands)
                                --------------

                                                                                         Six Months Ended
                                                                                            January 31,
                                                                                -----------------------------------
                                                                                     2000                 1999
                                                                                --------------       --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $       26,018       $      $22,701
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                            (10,167)             (15,604)
 Acquisition of businesses, including transaction costs,
  net of cash acquired                                                                     ---              (43,646)
                                                                                --------------       --------------
  Net cash used by investing activities                                                (10,167)             (59,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in revolving note borrowings                                                (9,146)              65,633
 Funds provided by long-term debt                                                          133               11,237
 Funds used to reduce long-term debt                                                    (5,174)              (5,153)
 Common stock issued or issuable                                                           779                  ---
 Net proceeds from exercise of stock options and related tax benefits                      894                6,416
 Purchase of treasury stock                                                                ---              (45,006)
                                                                                --------------       --------------
 Net cash (used) provided by financing activities                                      (12,514)              33,127

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS                                                                          (279)                 147
                                                                                --------------       --------------
 Net increase (decrease) in cash                                                         3,058               (3,275)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          11,424               11,143
                                                                                --------------       --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       14,482       $        7,868
                                                                                ==============       ==============
Supplemental disclosure of cash flow information:
Cash paid during the period for:

 Interest, net                                                                  $        5,213       $        5,768
                                                                                ==============       ==============
 Income taxes                                                                   $       16,316       $        8,954
                                                                                ==============       ==============

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

2.   INVENTORIES
     -----------

Inventories of the Company consist of the following:

                                             January 31,         July 31,
                                                2000               1999
                                            --------------    ---------------
                                                     (In thousands)

Raw materials                               $    40,679       $     36,851
Work-in-process                                  37,884             32,297
Finished goods                                   76,546             72,614
                                            --------------    ---------------
                                            $   155,109       $    141,762
                                            ==============    ===============

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

                                                           Three Months Ended                         Six Months Ended
                                                               January 31,                              January 31,
                                                   -----------------------------------      ------------------------------------
                                                        2000                 1999                 2000                 1999
                                                   ---------------      --------------      ---------------      ---------------
                                                                   (Dollars in thousands, except per share data)
Net income                                         $        10,423      $        4,806      $        23,407      $        17,170
                                                   ---------------      --------------      ---------------      ---------------
Basic earnings per common share:
Weighted average common shares outstanding              28,251,560          28,833,632           28,223,859           29,405,214
     Basic earnings per common share               $          0.37      $         0.17       $         0.83       $         0.58
                                                   ===============      ==============       ==============       ==============
Diluted earnings per common share:
Weighted average common shares outstanding              28,251,560          28,833,632           28,223,859           29,405,214
Shares issuable from assumed conversion of
     dilutive stock options                                744,231             503,761              716,838              397,033
                                                   ---------------      --------------      ---------------      ---------------
Weighted average common and common
     equivalent shares                                  28,995,791          29,337,393           28,940,697           29,802,247
     Diluted earnings per common share             $          0.36      $         0.16       $         0.81      $          0.58
                                                   ===============      ==============       ==============      ===============

Options to purchase 106,000 and 106,500 shares of common stock were outstanding during the three month periods ended January 31, 2000 and 1999, respectively, and options to purchase 106,000 and 899,850 shares of common stock were outstanding during the six month periods ended January 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective periods.

4.   INDUSTRY SEGMENT INFORMATION
     ----------------------------

The Company's operations are organized into two business segments: the Network Communication segment and the Specialty Electronic segment. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice, and multimedia. Products included in this segment are high performance network cable, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications, including assembly of products for the wireless marketplace. Effective with the first quarter of fiscal 2000, the Company is reporting sales of computer interconnect and wireless communication products in its Network Communication segment to more appropriately reflect the markets to which these products are sold. Prior period segment information has been restated to conform to the current year presentation. The Specialty Electronic segment encompasses electronic data and signal transmission cables for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

The Company evaluates segment performance based on operating profit excluding nonrecurring charges, after allocation of Corporate expenses.

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                             Network                   Specialty
                                          Communication                Electronic
                                             Segment                    Segment                     Total
                                      --------------------        --------------------       --------------------
Three Months Ended January 31,                                       (In thousands)
Sales:
  2000                                     $120,288                     $57,891                    $178,179
  1999                                     $105,558                     $55,338                    $160,896

Segment Operating Profit:
  2000                                      $12,085                      $8,636                     $20,721
  1999                                      $10,689                      $7,736                     $18,425

                                            Network                    Specialty
                                         Communication                 Electronic
                                            Segment                     Segment                     Total
                                      --------------------        --------------------       --------------------
Six Months Ended January 31,                                        (In thousands)
Sales:
  2000                                     $246,302                    $119,499                   $365,801
  1999                                     $216,334                    $118,186                   $334,520
Segment Operating Profit:
  2000                                      $27,401                     $18,470                    $45,871
  1999                                      $24,547                     $17,948                    $42,495

5.   OTHER COMPREHENSIVE INCOME
     --------------------------

Comprehensive income is defined as all changes in stockholders' equity during a period except those resulting from investment by or distribution to stockholders. The Company's comprehensive income differs from net income primarily due to foreign currency translation adjustments. Total comprehensive income was $8.3 million and $4.7 million for the three months and $22.6 million and $18.1 million for the six months ended January 31, 2000 and 1999, respectively.

6.   SUBSEQUENT EVENTS
     -----------------

On February 24, 2000, the Company purchased 85% of the outstanding stock of Industria Tecnica Cavi ("ITC/CDT"), and entered into an agreement to purchase the remaining 15% of the stock at a later date. ITC/CDT is an Italian manufacturer of coaxial cable. The purchase of ITC/CDT was funded through borrowings under the Company's primary credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies is a leading manufacturer of technologically advanced connectivity products for the Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice and multimedia. Products included in this segment are high bandwidth network cable, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications, including assembly of products for the wireless marketplace. The Specialty Electronic segment encompasses electronic data and signal transmission cables for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations

                                   Overview

Sales for the three months ended January 31, 2000 ("second quarter 2000") were $178.2 million, an increase of 11% compared to the three months ended January 31, 1999 ("second quarter 1999"). Sales for the Network Communication segment increased 14% to $120.3 million, and represented 68% of total revenue. The increase in sales for this segment was led by 59% growth in sales of enhanced gigabit network cables (Category 5e and Category 6), 48% growth in sales of wireless products and 38% growth in sales of central office telecommunication and computer interconnect products. Sales for the Specialty Electronic segment were $57.9 million, an increase of 5% compared to the second quarter 1999 primarily due to a 19% increase in sales of industrial control cable. The operating margin, derived by dividing operating income by net sales, was 11.6% for the second quarter 2000 versus 11.5% for the second quarter 1999, excluding nonrecurring charges of $6.3 million ($4.2 million, net of tax) incurred in the second quarter 1999. Net income for the second quarter 2000 increased $1.4 million, or 16%, to $10.4 million ($0.36 per diluted share) compared to net income of $9.0 million ($0.31 per diluted share) for the second quarter 1999, excluding nonrecurring charges.

Sales for the six months ended January 31, 2000 ("first half 2000") increased $31.3 million, or 9%, to $365.8 million compared to $334.5 million for the six months ended January 31, 1999 ("first half 1999"). Sales for the Network Communication segment increased $30.0 million, or 14%, to $246.3 million for the first half 2000, primarily as the result of growth in sales of enhanced gigabit network cables, central office telecommunication and computer interconnect products, fiber optic products, and wireless products. Specialty Electronic segment sales increased 1% to $119.5 million for the first half 2000. Income from operations increased $3.4 million, or 8%, to $45.9 million for the first half 2000 compared to $42.5 million for the first half 1999, excluding nonrecurring charges incurred in the second quarter 1999. Net income for the first half 2000 increased 10% to $23.4 million ($0.81 per diluted share) compared to net income of $21.4 million ($0.72 per diluted share) for the first half 1999, excluding nonrecurring charges. Reported net income including nonrecurring charges for the first half 1999 was $17.2 million ($0.58 per diluted share).

                Three Months Ended January 31, 2000 Compared to
                      Three Months Ended January 31, 1999

Sales for the second quarter 2000 increased $17.3 million, or 11%, to $178.2 million compared to $160.9 million for the second quarter 1999. Sales for the Network Communication segment were $120.3 million for the second quarter 2000, an increase of 14% compared to sales of $105.6 million for the second quarter 1999. The increase in sales for the Network Communication segment was primarily due to an increase in sales of high performance Category 5e and 6 network cables, central office telecommunication and computer interconnect products, and wireless cable and assembly services. Increased sales of Category 5e and 6 network cables were driven by growth in demand for higher bandwidth within premise network systems. The increase in demand for both central office and computer interconnect cable products was driven by growth of competitive local exchange carriers, internet service providers and application service providers within the telecommunication industry. The growth in demand for cellular communications resulted in increased sales of wireless cable and assembly services to providers of wireless services and products. The increase in sales from growth in these Network Communication product lines was partially offset by a decline in sales of the lower performance rated Category 5 network cable as well as approximately 6% lower average selling prices in the U.S. marketplace for Category 5 and 5e network cables. Second quarter 2000 sales for the Specialty Electronic segment increased 5% to $57.9 million compared to $55.3 million for the second quarter 1999. The increase in sales for this segment was primarily due to an increase in sales of industrial control cable, which was partially offset by lower sales of specialty cable to the aviation marketplace. Sales outside of North America were $41.7 million for the second quarter 2000, an increase of 9% compared to sales of $38.1 million for the second quarter 1999. This increase in international sales was primarily due to higher sales of computer interconnect and central office cable products in Western Europe and network products in the Pacific Rim.

Gross profit for the second quarter 2000 increased $3.6 million, or 8%, to $50.5 million compared to $46.9 million for the second quarter 1999, primarily due to an increase in gross profit for the Network Communication segment as a result of the increase in sales for this segment.

The gross margin for the second quarter 2000 was 28.3% compared to 29.1% for the second quarter 1999. The decrease in the gross margin was the result of a lower gross margin for the Network Communication segment. The gross margin for the Specialty Electronic segment was unchanged from the second quarter 1999. The lower Network Communication gross margin was primarily due to a decrease in the gross margin for communication products which was partially offset by an improved network products gross margin. The lower communication products margin was primarily the result of a lower gross margin for outside plant communication cable due to competitive pricing and a shift in mix resulting from an increase in the percentage of outside plant communication cable sold in the U.S. versus the Canadian marketplace. Factors contributing to the increase in the network products gross margin were an improved margin for computer interconnect products as a result of a better product mix and volume efficiencies and an improved network cable mix due to increased sales of the relatively higher margin Category 5e and 6 cables.

Selling, general and administrative expense ("SG&A") for the second quarter 2000 was $28.6 million compared to $27.0 million for the second quarter 1999. The increase in SG&A was primarily due to higher volume related sales expenses. As a percentage of sales, SG&A for the second quarter 2000 declined to 16.0% compared to 16.8% for the second quarter 1999 due to a lower percentage growth in SG&A as compared to the growth in sales. Second quarter 2000 research and development expense decreased $0.2 million to $1.2 million compared to $1.4 million for the second quarter 1999.

Last year, nonrecurring charges of $6.3 million ($4.2 million, net of tax) were incurred during the second quarter 1999 in connection with the Company's purchase of certain of it's common stock held by key employees, which resulted in the Company obtaining a cash benefit of approximately $12.8 million realized through the reduction of income taxes payable in fiscal 1999 and 2000. The common stock was acquired by the employees upon the exercise of incentive stock options granted primarily in 1988 and 1989 and expiring in 1998 and 1999. The nonrecurring charges represented incentive payments which were made to partially compensate the employees for the difference between the income tax rates for ordinary income and long term capital gains.

Income from operations for the second quarter 2000 increased $2.3 million, or 13%, to $20.7 million compared to $18.4 million for the second quarter 1999, excluding nonrecurring charges. The operating margin was 11.6% for the second quarter 2000 compared to 11.5% for the second quarter 1999, excluding nonrecurring charges.

Interest expense decreased $0.2 million to $3.0 million for the second quarter 2000 compared to $3.2 million for the second quarter 1999 and was primarily due to the lower average balance of debt outstanding. The effective tax rate was 39.5% for the second quarter 2000 compared to 43.9% for the second quarter 1999. The lower effective tax rate was primarily due to the fact that approximately $0.9 million of the second quarter 1999 nonrecurring charge was non-deductible for income tax purposes. Excluding the nonrecurring charge, the effective tax rate for the second quarter 1999 was 39.5%.

Net income for the second quarter 2000 increased $1.4 million, or 16%, to $10.4 million ($0.36 per diluted share) compared to net income of $9.0 million ($0.31 per diluted share) for the second quarter 1999, excluding nonrecurring charges. Reported net income after nonrecurring charges for the second quarter 1999 was $4.8 million ($0.16 per diluted share).

                 Six Months Ended January 31, 2000 Compared to
                       Six Months Ended January 31, 1999

Sales for the first half 2000 increased $31.3 million, or 9%, to $365.8 million compared to $334.5 million for the first half 1999. Network Communication segment sales increased 14% to $246.3 million for the first half 2000. The growth in sales for the Network Communication segment was primarily due to increased sales of high performance Category 5e and 6 network cables, central office telecommunication and computer interconnect products, wireless cable and assembly services, and fiber optic products. Growth in demand for higher bandwidth premise network systems has driven increased sales of Category 5e and 6 network cables, and growth of competitive local exchange carriers, internet service providers and application service providers within the telecommunication industry has driven an increase in demand for central office and computer interconnect products. Sales of wireless cable and assembly services to providers of wireless services and products have increased as a result of strong demand for cellular communications. The increase in sales from growth in these Network Communication product lines was partially offset by a decline in sales of Category 5 network cable and lower average selling prices for Category 5 and 5e network cables. First half 2000 sales for the Specialty Electronic segment increased 1% to $119.5 million compared to $118.2 million for the first half 1999. The increase in sales for this segment was primarily due to an increase in sales of automation and process control cables, which was partially offset by a decline in sales to the aviation marketplace. Sales outside of North America were $82.7 million for the first half 2000, an increase of 4% compared to sales of $79.2 million for the first half 1999. This increase in international sales was primarily due to higher sales of computer interconnect and central office cable products in Western Europe and network products in the Pacific Rim.

Gross profit for the first half 2000 increased $6.2 million, or 6%, to $106.8 million compared to $100.6 million for the first half 1999, primarily due to an increase in gross profit for the Network Communication segment as a result of the increase in sales for this segment.

The gross margin for the first half 2000 was 29.2% compared to 30.1% for the first half 1999. The decrease in the gross margin was the result of a lower gross margin for the Network Communication segment, which was primarily due to a decrease in the gross margin for communication products. The lower communication products gross margin was primarily the result of a lower gross margin on outside plant communication cable due to competitive pricing and a shift in mix primarily due to an increase in the percentage of product sold in the U.S. versus the Canadian marketplace. For network products, lower pricing for Category 5 and 5e network cables was offset by an improved mix, primarily due to increased sales of the relatively higher margin Category 5e and 6 cables. The gross margin for Specialty Electronic segment was relatively unchanged from the first half 1999.

SG&A for the first half 2000 increased $3.3 million to $58.5 million compared to $55.2 million for the first half 1999. The increase in SG&A was primarily due to higher volume related sales expenses. As a percentage of sales, SG&A for the first half 2000 declined to 16.0% compared to 16.5% for the first half 1999, as the percentage growth in sales exceeded the growth in SG&A. First half 2000 research and development expense decreased $0.6 million to $2.3 million compared to $2.9 million for the first half 1999.

Income from operations for the first half 2000 increased $3.4 million, or 8%, to $45.9 million compared to $42.5 million for the first half 1999, excluding nonrecurring charges incurred in the second quarter 1999 as discussed above. Excluding the nonrecurring charge, the operating margin was 12.5% for the first half 2000 compared to 12.7% for the first half 1999.

Interest expense decreased $0.4 million to $6.0 million for the first half 2000 compared to $6.4 million for the first half 1999 and was due to both a lower average balance of debt outstanding and a lower average interest rate. The effective tax rate was 39.2% for the first half 2000 compared to 41.1% for the first half 1999. The lower effective tax rate was primarily due to the fact that approximately $0.9 million of the second quarter 1999 nonrecurring charge was non-deductible for income tax purposes. Excluding the nonrecurring charge, the effective tax rate for the first half 1999 was 39.8%. The remaining decrease in the effective tax rate for the first half 2000 was primarily due to a lower projected annual effective rate as well as changes in the income mix among domestic and foreign statutory entities.

Net income for the first half 2000 increased $2.0 million, or 10%, to $23.4 million ($0.81 per diluted share) compared to net income of $21.4 million ($0.72 per diluted share) for the first half 1999, excluding nonrecurring charges. Reported net income after nonrecurring charges for the first half 1999 was $17.2 million ($0.58 per diluted share).

                              Financial Condition

Liquidity and Capital Resources
-------------------------------

The Company's primary credit agreement (the "Credit Agreement") consists of a $121.3 million U.S. revolving facility and a CDN $115.0 million Canadian revolving facility equivalent to approximately $79.5 million. The U.S. revolving facility includes a $50.0 million Deutschmark sub-facility. The Company also maintains a bank credit facility in the United Kingdom equivalent to approximately $12.1 million (the "Foreign Facility"). As of January 31, 2000, the Company had outstanding borrowings of $179.2 million and $8.1 million under the Credit Agreement and Foreign Facility, respectively.

The Company's 364-day, unsecured bank revolving credit agreement (the "364-day Facility") was amended on December 13, 1999, at which time the Company repaid the $18 million outstanding under the 364-day Facility through borrowings under the Credit Agreement. Terms of the amended 364-day Facility include a reduction of the maximum principal amount to $15 million and an extension of the termination date to December 12, 2000. As of January 31, 2000, there were no amounts outstanding under the 364-day Facility.

Based on an analysis of current expectations for its business, management believes that the Company's cash flow from operations and funds available under its credit agreements will provide it with sufficient liquidity to meet its current liquidity needs.

During the first half 2000, operating working capital increased $9.9 million. The change in operating working capital was primarily the result of an increase in inventories of $11.9 million and a decrease in accounts payable and other accrued liabilities of $7.7 million, which were partially offset by a decrease in accounts receivable of $10.6 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

The Company generated $26.0 million of net cash from operating activities during the first half 2000, after providing for the $9.9 million increase in operating working capital. The net cash used by investing activities of $10.2 million was for investments in capital projects, and the net cash used by financing activities of $12.5 million included $14.2 million used to reduce outstanding debt.

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

                           New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and requires recognition in the balance sheet of all derivative instruments as either assets or liabilities, measured at fair value. This statement has been amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of SFAS No. 133" ("SFAS No. 137"). This statement is effective for the Company's fiscal year ending July 31, 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations, financial position or cash flows.

                               Year 2000 Update

The Company completed all Year 2000 compliance remediation believed necessary with respect to its internal information systems ("IT systems") and non-information systems ("non-IT systems"), such as manufacturing equipment and control devices, prior to January 1, 2000. The cost of remediation activities, which included the replacement of certain IT systems to improve functionality and provide additional system capabilities, totaled approximately $3.7 million. Management of the Company believes that its Year 2000 plan and related expenditures incurred have successfully eliminated potential problems associated with the Year 2000 issue, as the Company has not experienced any significant IT or non-IT systems interruptions as a result of the Year 2000 date change. Additionally, the Company is not aware of any significant third parties on which it relies that have experienced material Year 2000 related problems.

The Company does not anticipate any future disruptions related to Year 2000 issues, however it cannot guarantee that IT and non-IT systems will not undergo disruptions or generate Year 2000 related errors in the future. Additionally, if future third party disruptions occur there could be a material adverse effect on the Company's business, results of operations or financial condition.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) Cable Design Technologies Corporation annual meeting of stockholders was held on December 7, 1999.

     (b) Proxies were solicited by Cable Design Technologies Corporation and there was no solicitation in opposition to the nominees as listed in the proxy statement. All such nominees were elected pursuant to the vote of the stockholders as follows:


                                           VOTES
                                           -----
                                     For         Withheld
                                     ---         --------
           Bryan C. Cressey       24,710,778      870,829

           Paul M. Olson          24,711,486      870,121

           George C. Graeber      24,710,228      871,379

           Michael F. O. Harris   24,711,128      870,479

           Glenn Kalnasy          24,072,298    1,509,309

           Richard C. Tuttle      25,089,143      492,464

         The firm of Arthur Andersen LLP was re-elected to serve as auditors for the fiscal year ending July 31, 2000, by a vote of:



           For:                25,555,540

           Against:                17,662

           Abstain:                 8,405

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information.

              27.1 Financial data schedule.

              99.1 Modification to Revolving Line of Credit Letter Agreement and
                   Other Loan Documents, dated December 13, 1999, between CDT and ABN AMRO Bank N.V..

         (b)  Reports on Form 8-K:

              None.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CABLE DESIGN TECHNOLOGIES CORPORATION



                              /s/ Paul M. Olson
                              -------------------------------------
March 15, 2000                Paul M. Olson
                              President and Chief Executive Officer



                              /s/ Kenneth O. Hale
                              -------------------------------------
March 15, 2000                Kenneth O. Hale
                              Vice President and Chief Financial Officer