Form 10-Q
period 2000-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 2000-06-13
CIK 913142

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2000
                          Commission File No. 0-22724



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

                         Yes      X          No ___________
                             ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at 6/6/00
                    -----                      ---------------------
         Common Stock, $.01 Par Value                28,728,542

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                                                            Page
                                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements..........................................................       3

          Review Report of Independent Public Accountants for
          the Three Months and Nine Months Ended April 30, 2000 and 1999................       4

          Condensed Consolidated Statements of
          Income - Unaudited for the Three Months and Nine Months Ended
          April 30, 2000 and 1999.......................................................       5

          Condensed Consolidated Balance Sheets
          as of April 30, 2000 (Unaudited) and July 31, 1999............................       6

          Condensed Consolidated Statements of
          Cash Flows - Unaudited for the Nine Months
          Ended April 30, 2000 and 1999.................................................       7

          Notes to Condensed Consolidated
          Financial Statements -Unaudited...............................................       8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................................      11

PART II   OTHER INFORMATION

Item 1    Legal Proceedings.............................................................      15

Item 2    Changes in Securities.........................................................      15

Item 3    Defaults upon Senior Securities...............................................      15

Item 4    Submission of Matters to a Vote of Security Holders...........................      15

Item 5    Other Information.............................................................      15

Item 6    Exhibits and Reports on Form 8-K..............................................      15

Signatures..............................................................................      16

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month and nine month periods ended April 30, 2000 and 1999, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                   Report of Independent Public Accountants


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of April 30, 2000, and the related condensed consolidated statements of income for the three month and nine month periods ended April 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




Pittsburgh, Pennsylvania,                          /s/ Arthur Andersen LLP
May 23, 2000

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------


                                                                 Three Months Ended               Nine Months Ended
                                                                      April 30,                       April 30,
                                                             ---------------------------     --------------------------
                                                                2000            1999            2000           1999
                                                             -----------     -----------     -----------    -----------
Net sales                                                    $   204,900     $   165,611     $   570,701    $   500,131
Cost of sales                                                    145,931         119,090         404,981        353,003
                                                             -----------     -----------     -----------    -----------
     Gross profit                                                 58,969          46,521         165,720        147,128
Selling, general and administrative expenses                      31,617          27,631          90,155         82,846
Research and development expenses                                  1,169           1,361           3,511          4,258
Nonrecurring (income) expense, net                                     -          (1,148)              -          5,159
                                                             -----------     -----------     -----------    -----------
     Income from operations                                       26,183          18,677          72,054         54,865
Interest expense, net                                              3,003           3,424           8,973          9,842
Other (income) expense, net                                          (92)            732           1,279          1,335
                                                             -----------     -----------     -----------    -----------
     Income before income taxes                                   23,272          14,521          61,802         43,688
Income tax provision                                               9,255           5,638          24,378         17,635
                                                             -----------     -----------     -----------    -----------
Net income                                                   $    14,017     $     8,883     $    37,424    $    26,053
                                                             ===========     ===========     ===========    ===========
Basic earnings per common share                              $      0.49     $      0.32     $      1.32    $      0.90
                                                             ===========     ===========     ===========    ===========
Diluted earnings per common share                            $      0.47     $      0.31     $      1.28    $      0.89
                                                             ===========     ===========     ===========    ===========
Weighted average common shares outstanding                    28,522,951      28,149,704      28,322,139     28,995,909
                                                             ===========     ===========     ===========    ===========
Weighted average common and common equivalent shares
 outstanding                                                  29,575,865      28,390,853      29,186,251     29,342,199
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                                               As of                  As of
                                                                                             April 30,               July 31,
                                                                                               2000                    1999
                                                                                           ------------            ------------
                                                                                            (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                                    $ 12,590                $ 11,424
  Trade accounts receivable, net of allowance for uncollectible accounts of $5,028
  and $4,926, respectively                                                                      141,053                 130,936
  Inventories                                                                                   153,803                 141,762
  Other current assets                                                                           17,117                  21,863
                                                                                            -----------             -----------
     Total current assets                                                                       324,563                 305,985
Property, plant and equipment, net                                                              201,996                 201,586
Goodwill, net                                                                                    74,550                  76,584
Other assets, net                                                                                 9,325                  10,945
                                                                                            -----------             -----------
Total assets                                                                                   $610,434                $595,100
                                                                                            ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Current liabilities                                                                          $110,851                $142,221
  Long-term debt, excluding current maturities                                                  173,451                 171,727
  Other non-current liabilities                                                                  31,466                  29,050
                                                                                            -----------             -----------
     Total liabilities                                                                          315,768                 342,998
                                                                                            -----------             -----------
Stockholders' Equity:
  Preferred stock, par value $.01 per share -
  authorized 1,000,000 shares, no shares issued                                                     ---                     ---
  Common stock, par value $.01 per share -
  authorized 100,000,000 shares, 31,333,008
  and 30,778,928 shares issued, respectively                                                        313                     308
  Paid in capital                                                                               188,164                 178,979
  Common stock issuable, 15,386 and 22,679 shares, respectively                                     304                     253
  Retained earnings                                                                             165,670                 128,246
  Treasury stock, at cost, 2,623,452 shares                                                     (49,262)                (49,262)
  Accumulated other comprehensive deficit                                                       (10,523)                 (6,422)
                                                                                            -----------             -----------
     Total stockholders' equity                                                                 294,666                 252,102
                                                                                            -----------             -----------
Total liabilities and stockholders' equity                                                     $610,434                $595,100
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                                (In thousands)
                                --------------

                                                                                              Nine Months Ended
                                                                                                  April 30,
                                                                                            ----------------------
                                                                                              2000          1999
                                                                                            --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   $ 41,521      $ 39,097

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                                  (13,486)      (18,805)
 Acquisition of businesses, including transaction costs,
  net of cash acquired                                                                        (8,414)      (47,506)
                                                                                            --------      --------
Net cash used by investing activities                                                        (21,900)      (66,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in revolving note borrowings                                                     (18,753)       64,246
 Funds provided by long-term debt                                                              1,195        11,290
 Funds used to reduce long-term debt                                                          (9,554)      (13,859)
 Common stock issued or issuable                                                               1,081           ---
 Net proceeds from exercise of stock options and related tax benefits                          8,160         9,737
 Purchase of treasury stock                                                                      ---       (44,971)
                                                                                            --------      --------
Net cash (used) provided by financing activities                                             (17,871)       26,443

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                    (584)         (123)
                                                                                            --------      --------
 Net increase (decrease) in cash                                                               1,166          (894)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                11,424        11,143
                                                                                            --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 12,590      $ 10,249
                                                                                            ========      ========
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                                                                    $  9,370      $  8,749
                                                                                            ========      ========
Income taxes                                                                                $ 22,108      $  9,561
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

2.  INVENTORIES
    -----------

Inventories of the Company consist of the following:

                                                    April 30,           July 31,
                                                      2000                1999
                                                   ----------          ---------
                                                           (In thousands)
     Raw materials                                  $ 40,315           $ 36,851
     Work-in-process                                  36,017             32,297
     Finished goods                                   77,471             72,614
                                                    --------           --------
                                                    $153,803           $141,762
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

                                                        Three Months Ended                      Nine Months Ended
                                                             April 30,                              April 30,
                                                    ----------------------------         ------------------------------
                                                       2000             1999                2000               1999
                                                    -----------      -----------         -----------        -----------
                                                              (In thousands, except share and per share data)
Net income                                          $    14,017      $     8,883         $    37,424        $    26,053
                                                    -----------      -----------         -----------        -----------
Basic earnings per common share:
Weighted average common shares outstanding           28,522,951       28,149,704          28,322,139         28,995,909
  Basic earnings per common share                   $      0.49      $      0.32         $      1.32        $      0.90
                                                    ===========      ===========         ===========        ===========
Diluted earnings per common share:
Weighted average common shares outstanding           28,522,951       28,149,704          28,322,139         28,995,909
Shares issuable from assumed exercise of
  dilutive stock options                              1,052,914          241,149             864,112            346,290
                                                    -----------      -----------         -----------        -----------
Weighted average common and common
  equivalent shares outstanding                      29,575,865       28,390,853          29,186,251         29,342,199
  Diluted earnings per common share                 $      0.47      $      0.31         $      1.28        $      0.89
                                                    ===========      ===========         ===========        ===========


Options to purchase 185,500 and 2,104,225 shares of common stock were outstanding during the three month periods ended April 30, 2000 and 1999, respectively, and options to purchase 100,000 and 1,906,850 shares of common stock were outstanding during the nine month periods ended April 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective periods.

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

The Company evaluates segment performance based on operating profit excluding net nonrecurring items, after allocation of Corporate expenses.

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                       Network             Specialty
                                    Communication          Electronic
                                       Segment              Segment               Total
                                  -----------------    -----------------    -----------------
Three Months Ended April 30,                             (In thousands)
Sales:
  2000                                $138,724                 $66,176            $204,900
  1999                                $106,288                 $59,323            $165,611
Segment Operating Profit:
  2000                                $ 15,226                 $10,957            $ 26,183
  1999                                $  9,597                 $ 7,932            $ 17,529

                                       Network             Specialty
                                    Communication          Electronic
                                       Segment              Segment               Total
                                  -----------------    -----------------    -----------------
Nine Months Ended April 30,                              (In thousands)
Sales:
  2000                                $385,026                $185,675           $570,701
  1999                                $322,622                $177,509           $500,131
Segment Operating Profit:
  2000                                $ 42,627                $ 29,427           $ 72,054
  1999                                $ 34,144                $ 25,880           $ 60,024

5.  OTHER COMPREHENSIVE INCOME
    --------------------------

Comprehensive income is defined as all changes in stockholders' equity during a period except those resulting from investment by or distribution to stockholders. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Comprehensive income was $10.7 million and $7.7 million for the three months and $33.3 million and $25.8 million for the nine months ended April 30, 2000 and 1999, respectively.

6.  BUSINESS ACQUISITIONS
    ---------------------

On February 24, 2000, the Company purchased 85% of the outstanding stock of Industria Tecnica Cavi ("ITC/CDT"), and entered into an agreement to purchase the remaining 15% of the stock at a later date. ITC/CDT is an Italian manufacturer of coaxial cable. The purchase of ITC/CDT was funded through borrowings under the Company's primary credit facility.

On March 31, 2000, the Company acquired the outstanding stock of Hamilton USA Inc. ("BoseLAN/CDT"), a Silicon Valley company located in Fremont, California. BoseLAN/CDT is a developer of high performance electronic and fiber optic components.

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

Results of Operations

                         Third Fiscal Quarter Overview

Sales for the three months ended April 30, 2000 ("third quarter 2000") were $204.9 million, an increase of 24% compared to the three months ended April 30, 1999 ("third quarter 1999"). Sales for the Network Communication segment increased 31% to $138.7 million, and represented 68% of total revenue. The increase in sales for this segment was led by 121% growth in sales of enhanced gigabit network cables (Category 5e and Category 6), 73% growth in sales of central office telecommunication products, 63% growth in sales of wireless products and 51% growth in sales of computer interconnect products. Sales for the Specialty Electronic segment were $66.2 million, an increase of 12% compared to the third quarter 1999 primarily due to a 22% increase in sales of automation and process control products. The operating margin was 12.8% for the third quarter 2000 versus 10.6% for the third quarter 1999, excluding a nonrecurring gain of $1.1 million ($0.7 million, net of tax) realized in the third quarter 1999. Net income for the third quarter 2000 increased $5.9 million, or 73%, to $14.0 million ($0.47 per diluted share) compared to net income of $8.1 million ($0.29 per diluted share) for the third quarter 1999, excluding the nonrecurring gain.


                 Three Months Ended April 30, 2000 Compared to
                       Three Months Ended April 30, 1999

Sales for the third quarter 2000 increased $39.3 million, or 24%, to $204.9 million compared to $165.6 million for the third quarter 1999. Network Communication segment sales increased $32.4 million, or 31%, to $138.7 million for the third quarter 2000 compared to $106.3 million for the third quarter 1999, and Specialty Electronic segment sales increased $6.9 million, or 12%, to $66.2 million for the third quarter 2000 compared to $59.3 million for the third quarter 1999. For the Network Communication segment, sales of gigabit network cables increased 121% over the same period last year as a result of growth in demand for higher bandwidth within premise network systems. The increased demand for gigabit network cables was partially offset by a 27% decline in sales of the lower performance rated Category 5 network cable and, compared to the third quarter 1999, lower average selling prices in the U.S. marketplace for Category 5 and 5e network cables. Sales of central office telecommunication and computer interconnect cable products increased 73% and 51%, respectively, over the same period last year. The increase in demand for both central office and computer interconnect cable products was driven by growth of competitive local exchange carriers, Internet service providers and application service providers within the telecommunication industry. Sales of wireless cable and assembly services increased 63% over the third quarter 1999 as providers of wireless services and products expand their product offerings. To a lesser degree, sales growth in other product lines contributed to the increase in Network Communication segment sales, including 30% sales growth for fiber optic products, 25% for outside plant communication cable, and 30% for network components (excluding components used in fiber optic applications). The increase in sales for the Specialty Electronic segment was primarily due to an increase in sales of automation and process control products, which was partially offset by lower sales of specialty cable primarily to the aviation marketplace. Sales outside of North America were $45.8 million for the third quarter 2000, an increase of 21% compared to sales of $37.8 million for the third quarter 1999. The increase in international sales was primarily due to higher sales of computer interconnect cable products in Western Europe and network and wireless products in the Pacific Rim.

The gross margin for the third quarter 2000 was 28.8% compared to 28.1% for the third quarter 1999. The increase in the gross margin was the result of an improved gross margin for the Specialty Electronic segment which was partially offset by a slight decrease in the Network Communication segment gross margin. The increase in the gross margin for the Specialty Electronic segment was primarily a result of a higher margin for automation and process control products due to favorable product mix and volume efficiencies. The lower Network Communication segment gross margin was primarily due to a lower margin for communication products attributable to outside plant communication cable which was partially offset by an improved margin for network products. The lower outside plant cable margin was due to competitive pricing and a shift in mix resulting from an increase in sales of outside plant cable sold in the U.S. marketplace. The increase in the network products gross margin was primarily attributable to an improved margin for computer interconnect products as a result of a better product mix and volume efficiencies.

Selling, general and administrative expense ("SG&A") for the third quarter 2000 was $31.6 million compared to $27.6 million for the third quarter 1999. The increase in SG&A was primarily due to higher sales volume and performance related expenses. As a percentage of sales, SG&A for the third quarter 2000 declined to 15.4% compared to 16.7% for the third quarter 1999 due to a lower percentage growth in SG&A as compared to the growth in sales.

Income from operations for the third quarter 2000 increased $8.7 million, or 49%, to $26.2 million compared to $17.5 million for the third quarter 1999, excluding a nonrecurring gain in the third quarter 1999 recognized on the sale of certain assets. The operating margin increased to 12.8% for the third quarter 2000 compared to 10.6% for the third quarter 1999, excluding the nonrecurring gain.

Interest expense decreased $0.4 million to $3.0 million for the third quarter 2000 compared to $3.4 million for the third quarter 1999 and was primarily due to the lower average balance of debt outstanding. The effective tax rate was 39.8% for the third quarter 2000 compared to 39.1% for the third quarter 1999, excluding the nonrecurring gain.

Net income for the third quarter 2000 increased $5.9 million, or 73%, to $14.0 million ($0.47 per diluted share) compared to net income of $8.1 million ($0.29 per diluted share) for the third quarter 1999, excluding the nonrecurring gain. Reported net income for the third quarter 1999 was $8.9 million ($0.31 per diluted share).


                  Nine Months Ended April 30, 2000 Compared to
                        Nine Months Ended April 30, 1999

Sales for the nine months ended April 30, 2000 ("first nine months 2000") increased $70.6 million, or 14%, to $570.7 million compared to $500.1 million for the nine months ended April 30, 1999 ("first nine months 1999"). Network Communication segment sales increased 19% to $385.0 million for the first nine months 2000 compared to sales of $322.6 million for the first nine months 1999, and Specialty Electronic segment sales increased 5% to $185.7 million compared to sales of $177.5 million for the same period last year. The growth in Network Communication segment sales was led by increased sales of gigabit network cables resulting from demand for higher bandwidth premise network systems, which more than offset a decline in sales of the lower performance rated Category 5 network cable and, compared to the same period last year, lower average selling prices in the U.S. marketplace for Category 5 and gigabit network cables. Increased sales of central office and computer interconnect telecommunication cables, as well as wireless cable and assembly services also contributed significantly to the growth in Network Communication segment sales. Growth of competitive local exchange carriers, Internet service providers and application service providers within the telecommunication industry has driven an increase in demand for central office and computer interconnect cables. Sales of wireless cable and assembly services to providers of wireless services and products have increased as a result of strong demand for cellular communications. Also, sales of fiber optic products for the first nine months 2000 increased due primarily to an increase in sales of single mode fiber optic cable. The increase in sales for the Specialty Electronic segment was primarily due to an increase in sales of automation and process control products, which was partially offset by a decline in sales to the aviation marketplace. Sales outside of North America were $128.5 million for the first nine months 2000, an increase of 10% compared to sales of $117.0 million for the first nine months 1999. The increase in international sales was primarily due to higher sales of computer interconnect and central office cable products in Western Europe and network products in the Pacific Rim.

The gross margin for the first nine months 2000 was 29.0% compared to 29.4% for the first nine months 1999. The slight decrease in the gross margin was the result of a lower gross margin for the Network Communication segment, which was partially offset by an improved margin for the Specialty Electronic segment. The lower Network Communication segment gross margin was primarily due to a lower margin for communication products attributable to outside plant cable. The lower outside plant cable margin was due to competitive pricing and a shift in mix resulting from an increase in sales of outside plant cable sold in the

U.S. marketplace. The improved gross margin for the Specialty Electronic segment was primarily due to a higher margin for automation and process control products due to favorable product mix and volume efficiencies.

SG&A for the first nine months 2000 increased $7.4 million to $90.2 million compared to $82.8 million for the first nine months 1999. The increase in SG&A was primarily due to higher sales volume and performance related sales expenses. As a percentage of sales, SG&A for the first nine months 2000 declined to 15.8% compared to 16.6% for the first nine months 1999, as the percentage growth in sales exceeded the growth in SG&A. First nine months 2000 research and development expense decreased $0.8 million to $3.5 million compared to $4.3 million for the first nine months 1999.

Income from operations for the first nine months 2000 increased $12.1 million, or 20%, to $72.1 million compared to $60.0 million for the same period last year, excluding net nonrecurring expense incurred in the first nine months 1999. Net nonrecurring expense for the first nine months 1999 included a $1.1 million gain realized on the sale of assets related to a discontinued product line, and a charge of $6.3 million incurred in connection with the December 1998 Share Purchase Plan. The operating margin increased to 12.6% for the first nine months 2000 compared to 12.0% for the first nine months 1999, excluding the prior year net nonrecurring expense.

Interest expense decreased $0.8 million to $9.0 million for the first nine months 2000 compared to $9.8 million for the first nine months 1999 and was primarily due to a lower average balance of debt outstanding. The effective tax rate was 39.4% for the first nine months 2000 compared to 39.6% for the first nine months 1999, excluding the net nonrecurring expense.

Net income for the first nine months 2000 increased $7.9 million, or 27%, to $37.4 million ($1.28 per diluted share) compared to net income of $29.5 million ($1.01 per diluted share) for the first nine months 1999, excluding net nonrecurring expense. Reported net income after net nonrecurring expense for the first nine months 1999 was $26.1 million ($0.89 per diluted share).

                              Financial Condition

Liquidity and Capital Resources
-------------------------------

During the first nine months 2000, operating working capital increased $14.4 million. The change in operating working capital was primarily the result of increases in inventories of $11.2 million and accounts receivable of $7.6 million, which were partially offset by an increase in accounts payable and other accrued liabilities of $5.6 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

The Company generated $41.5 million of net cash from operating activities during the first nine months 2000, after providing for the $14.4 million increase in operating working capital. The net cash used by investing activities of $21.9 million included $13.5 million for investments in capital projects and $8.4 million for the acquisition of businesses. Net cash used by financing activities of $17.9 million included $27.1 million used to reduce outstanding debt partially offset by $9.2 million received primarily from the exercise of stock options and related tax benefits.

The Company's primary credit agreement (the "Credit Agreement") consists of a $121.3 million U.S. revolving facility and a CDN $115.0 million Canadian revolving facility equivalent to approximately $77.7 million. The U.S. revolving facility includes a $50.0 million Deutschmark sub-facility. The Company also maintains a bank credit facility in the United Kingdom equivalent to approximately $11.7 million (the "Foreign Facility"). As of April 30, 2000, the Company had availability of $27.6 million and $3.8 million under the Credit Agreement and Foreign Facility, respectively. The Company also has a 364-day, unsecured bank revolving credit agreement (the "364-day Facility") with a maximum principal amount of $15 million, which expires December 10, 2000. As of April 30, 2000, there were no amounts outstanding under the 364-day Facility.

Based on an analysis of current expectations for its business, management believes that the Company's cash flow from operations and funds available under its credit agreements will provide it with sufficient liquidity to meet its current liquidity needs.

                          Fluctuation In Copper Price

The cost of copper in inventories, including finished goods, reflects purchases over various periods of time ranging from one to several months for each of the Company's operations. For certain communication cable products, profitability is generally not significantly affected by volatility of copper prices as selling prices are generally adjusted for changes in the market price of copper, however, differences in the timing of selling price adjustments do occur and may impact near term results. For other products, although selling prices are not generally adjusted to directly reflect changes in copper prices, the relief of copper costs from inventory for those operations having longer inventory cycles may affect profitability from one period to the next following periods of significant movement in the cost of copper. The Company does not engage in activities to hedge the underlying value of its copper inventory.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         At the Company's Board of Directors June 6, 2000 meeting the Board, noting a trend for longer "window" periods for trading of Company securities by "insiders", expanded the internal trading period generally applicable to directors and certain designated executive officers.

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



                    CABLE DESIGN TECHNOLOGIES CORPORATION



                    /s/ Paul M. Olson
                    ----------------------------------
June 13, 2000       Paul M. Olson
                    President and Chief Executive Officer



                    /s/ Kenneth O. Hale
                    ----------------------------------
June 13, 2000       Kenneth O. Hale
                    Vice President and Chief Financial Officer