Form 10-K
period 2000-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2000-10-27
CIK 913142

                      SECURITIES AND  EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the fiscal year ended July  31, 2000

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

________________________________________________________________________________

Exhibit Index on Page                                              Page 1 of
                      ----------

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at October 16, 2000, is $905,925,832.

The number of shares outstanding of the registrant's Common Stock at October 16, 2000, is 43,717,371.



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on December 6, 2000, (the "Proxy Statement") are incorporated by reference into Part III.

Portions of the 2000 Cable Design Technologies Corporation Annual Report to Stockholders (the "2000 Annual Report") are incorporated by reference into Parts I, II and IV.

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                               Table of Contents

                                   PART I                             Page
Item 1.      Business................................................  2

Item 2.      Properties..............................................  9

Item 3.      Legal Proceedings....................................... 10

Item 4.      Submission of Matters to a Vote of Security Holders..... 10

Item 4.1.    Executive Officers of the Registrant.................... 10

                                    PART II

Item 5.      Market for the Registrant's Common Stock
             and Related Stockholder Matters......................... 12

Item 6.      Selected Financial Data................................. 12

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations........... 12

Item 7a.     Quantitative and Qualitative Disclosures
             About Market Risk....................................... 12

Item 8.      Financial Statements and Supplementary Data............. 12

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.................. 12

                                    PART III

Item 10.     Directors and Executive Officers of
             the Registrant.......................................... 13

Item 11.     Executive Compensation.................................. 13

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management................................... 13

Item 13.     Certain Relationships and Related Transactions.......... 13

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K................................. 14

             Signatures.............................................. 18

PART I.


ITEM 1.  BUSINESS

     General

     We are a leading worldwide designer and manufacturer of high bandwidth network connectivity products, including gigabit and fiber optic network cables and connectors, network structured wiring components, assemblies, electronic and fiber optic passive and active components, and interconnect cables for computer and communication switching applications, and communication cable products used in local loop, central office, wireless and other applications, including assembly of products for the wireless marketplace. We also manufacture electronic cable products that are used in automation, process control and specialty applications.

     Our sales for the fiscal year ended July 31, 2000 ("fiscal 2000") were $797.8 million as compared to $684.0 million for the same period in fiscal 1999 ("fiscal 1999"), representing an increase of 17%, and our net income, excluding nonrecurring items, was $54.8 million for fiscal 2000 as compared to $42.9 million for fiscal 1999, representing an increase of 28%.

     Business Strategy

     We have achieved our current market position and success by emphasizing five primary strategies: (i) designing advanced network communication connectivity and specialty electronic cable products targeted at high growth sectors of the communications and electronics industries; (ii) broadening our product offerings, manufacturing capabilities, customer base and geographic penetration through strategic acquisitions; (iii) expanding internationally;
(iv) consistently expanding and upgrading our manufacturing infrastructure; and
(v) anticipating our customers' needs by providing the highest quality specialty products supported by outstanding service.

     Products. We focus on designing, developing and marketing technologically advanced network connectivity products, communication cable products used in local loop, central office and wireless applications, and specialty electronic connectivity products that are used in automation, process control and specialty applications. Examples of advanced network connectivity products include gigabit and fiber optic network cable and connectors, network structured wiring components, assemblies, electronic and fiber optic passive and active components, and interconnect cables for computer and communication switching applications. This strategy has enabled us to attain a leading position in the network and specialty electronic cable industries and avoid many price-sensitive, low technology sectors. This leading position has enabled us to establish strategic relationships with many customers.

     Strategic Acquisitions. We continually evaluate strategic acquisition opportunities to expand our innovative connective technology focus. We seek to acquire businesses that enable us to broaden our product offerings, access new sales channels that we can penetrate with our broadband and other products, enter new geographical areas where demand for faster communications is accelerating, obtain additional manufacturing capabilities and develop new customer relationships. Since 1984, we have made 19 acquisitions. These acquisitions have contributed to our significant growth in revenues and operating profit. We intend to continue to seek acquisitions that will broaden our product mix and international presence, including acquisitions in the fiber optic and passive network component marketplaces.

     International Expansion. In fiscal 2000, 38% of our sales were in markets outside of the United States and 22% were outside of North America. We believe that the international markets represent a significant opportunity because many systems within these markets need to be upgraded in order to participate in high speed worldwide communications. We intend to continue to capitalize on the size and potential of the international markets by increasing sales of existing operations and establishing or acquiring additional manufacturing and sales capabilities in these markets.

     Manufacturing Infrastructure. We focus on consistently expanding and upgrading our manufacturing infrastructure in order to meet current and future product needs. During the last three fiscal years, we have invested over $96 million for plant and machinery. Capital projects included in such spending were: (i) the construction of a 300,000 square foot manufacturing and research facility in the Montreal, Quebec area; (ii) expansion of our optical fiber capacity; (iii) upgrade of our network cable facilities worldwide to equip them to manufacture high bandwidth network cables; (iv) opening a high bandwidth copper network cable facility in Connecticut; (v) expansion of our central office and switching capacity; (vi) expansion of the facility where we manufacture our high performance connectors; and (vii) completion of a state-of-the-art research and testing laboratory for commercial aviation cable products.

     Customer Service. We place a great emphasis on providing technical resources to solve customer problems and on R&D efforts to create solutions for our markets and customers. We seek highly qualified employees with significant industry experience and continually invest in R&D and testing resources. In addition, we maintain a synergistic network of internal communications that allows each of our business units to share ideas and innovations company wide. Customer sales support is a very important part of our business strategy. Each operating unit maintains a highly trained sales support staff and, for certain of our products, we maintain multiple warehouse locations to service customers with same-day or second-day delivery.

     Network Communication Segment

     Network Communication segment sales were $545.0 million, $446.6 million and $458.5 million for fiscal 2000, 1999 and 1998, respectively, and represented 68%, 65% and 70% of total revenues for fiscal 2000, 1999 and 1998, respectively. This segment encompasses connectivity products for the electronic transmission of data, voice, and multimedia over local and wide area networks and local loop communication infrastructures. The products include high performance fiber optic and twisted pair and coaxial copper cables and connectors, wiring racks and panels, outlets and interconnecting hardware for end-to-end network structured wiring systems, fiber optic assemblies and patch cords and communication cable products for outside communication and central office switchboard and equipment applications. In addition, through the recent acquisition of BoseLAN/CDT, we added active and passive fiber optic and electronic components to our product portfolio, including multiplexers, switches, media converters and Ethernet test equipment used in a wide array of voice, video and data connectivity applications.

     Local Area Network (LAN) Systems. LANs typically consist of one or more computers, peripheral devices, software and interconnecting cables, connectors and accessories. The interconnecting cables can be either copper, fiber or a composite cable including both copper and fiber. Due to the expense and increased difficulty of installing fiber cable as compared to copper cables and the cost of transmitters, repeaters and other electronics required for a fiber optic system, fiber cables have generally been limited to riser applications and backbone parts of the network. Copper cables, while still used in riser and backbone applications, are predominate in premise wiring and horizontal portions of network systems. In addition, each network system, whether fiber or copper, includes a large number of other components, such as connectors, patch panels, outlets and racks.

     We manufacture and sell fiber optic, copper and composite cables, connectors, rack enclosures and cabinets, fiber optic splitters and couplers and other passive components used in LAN systems. Our connectors include our patented Optimax(TM) and Quick Connect(TM) fiber optic connectors and our industry leading high performance GigaFlex(TM) copper connector series. In addition, we offer "plug & play" fiber optic network systems. We are also one of a few companies that offers a fully integrated end-to-end warranted network cable system. The ability to offer a fully warranted end-to-end system is becoming an important marketing feature that differentiates us from many of our competitors. In addition, through our acquisition of BoseLAN/CDT in April, 2000, we added high performance passive and active fiber optic and electronic components to our product portfolio, including multiplexers, switches, media converters and Ethernet test equipment used in a wide array of voice, video and data connectivity applications. BoseLAN/CDT, a relatively small operation, adds diversity to our network product lines and a basis to grow our participation in the network component marketplace.

     We have invested heavily over the past few years to increase our gigabit network cable manufacturing capacity. Such investment has resulted in our ability to increase our percentage of gigabit network cables to 50% of category 5 and above network cable sales during fiscal 2000 from 30% of category 5 and above network cable sales during fiscal 1999.

     Interconnect and Central Office Products. Interconnect and central office products refers to transmission cables used inside computers and other electronic equipment, as well as to connect large and small computers to a variety of peripheral devices. We produce both fiber optic and copper cables for such uses and believe that we are one of the leaders in this market. The market is generally defined by the computer OEM specifications and often requires our engineers to work closely with component engineers during the product design and development process. We believe that our strengths in engineering and design, together with our historical relationships and reputation with OEM's, gives us an advantage in this market.

     Cellular Communication. We believe that the rapid growth of cellular or "wireless" applications presents a significant opportunity. Wireless communications rely on antenna towers, base station transmission and central office switching, with each application requiring high performance cable and other connectivity products. Greater traffic over cellular networks also requires greater switching capabilities and other electronic equipment, which drives demand for our interconnect products. We produce specialized cables used in these applications and provide assembly services for cellular products.

     Communications. We produce communication distribution cables that are used in the telecommunications industry to service business and residential customers in the local loop. Demands for new services and phone lines due to increased Internet, fax, telecommuting, DSL and other uses, growth of home offices and overdue maintenance of the existing copper local loop infrastructures drive this market.

     Specialty Electronic Segment

     Specialty Electronic segment sales were $252.8 million, $237.4 million and $193.2 million for fiscal 2000, 1999 and 1998, respectively, and represented 32%, 35% and 30% of total revenues in fiscal 2000, 1999 and 1998, respectively. The Specialty Electronic segment includes highly engineered wire and cable products covering a broad range of specialized applications and niche markets, including commercial aviation and marine, automotive electronics, medical electronics, electronic testing equipment, robotics and electronically controlled factory equipment. Also included are cables for automation applications, such as climate control, premise video distribution and sophisticated security and signal systems involving motion detection, electronic card and video surveillance technologies, process control applications, such as remote signaling and electronic monitoring systems, sound applications, such as voice activation, evacuation and other similar systems, and safety applications, such as data transmission cable for advanced fire alarm and safety systems, including cable having improved safety and performance attributes under hazardous conditions. Included in the Specialty Electronic segment are non-cable manufacturing activities encompassing precision tire casting and sheet metal fabrication which are not material to our business.

     Raw Materials

     The principal raw materials we use are copper and insulating compounds. Raw materials are purchased on a consolidated basis whenever possible to reduce costs and improve supplier service levels. Copper is purchased from several suppliers. Price terms are generally producers' prices at time of shipment. We do not generally engage in hedging transactions for the purchase of copper. Currently, world stocks of and capacity for copper are adequate to meet our requirements. We purchase insulating compounds, including Teflon(R), from various suppliers and, while from time to time there have been shortages of such material, supplies are currently adequate to meet our needs. Certain of our products also require bulk uncabled optical fiber singles, which are currently purchased primarily from one supplier. The worldwide supply of bulk optical fiber and certain other fiber optic components, such as ferrules, is limited and we are currently working to increase our allocation of such fiber and components and find alternative sources for such fiber and components. Our failure to either increase such allocation or find alternative sources could limit the growth of our fiber optic operations. Other materials used include reels, tapes, textiles, chemicals and other materials. Currently, supplies of these other materials are adequate to meet our needs.

     Customers

     We sell our products directly or through established distributors to a variety of customers, including original equipment manufacturers, regional Bell operating companies, competitive local exchange carriers, and certified system vendors. We support over 10,000 customers. No single customer accounted for more than 10% of sales in fiscal 2000, 1999 or 1998.

     Competition

     The markets served by our products are competitive. Although some of our competitors are substantially larger and have greater resources than we do, we believe that we compete successfully in our markets due to our experienced management team, manufacturing expertise, breadth of product offerings and leading edge technology, large number of customer approved specifications, emphasis on quality and established reputation. In all of our markets we compete with a large number of competitors, some of which are significantly larger than us.

     Backlog

     Backlog orders believed to be firm were $126.8 million at July 31, 2000, compared to $90.4 million at July 31, 1999. We believe that substantially all of the backlog is shippable within the next twelve months. Generally, customers may cancel orders for standard products without penalty upon thirty days notice.

     Research and Development

     We engage in research and development activities including new and existing product development. Research and development costs were $4.6 million, $5.5 million and $7.9 million in fiscal 2000, 1999 and 1998, respectively. The lower research and development expenses in fiscal 1999 were primarily the result of the discontinuance in July 1998 of the DynaTraX (TM) product line and related product development activities.

     Foreign Operations

     Information regarding the Company's foreign and domestic operations is set forth in Note 14, "Industry and Geographic Segment Information" as presented in the Company's Notes to Consolidated Financial Statements, and is incorporated herein by reference.

     Environmental Matters

     We are subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the United States Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Regulations of particular significance to us include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and release of hazardous chemicals. Although we believe that we are in substantial compliance with such laws and regulations, we may from time to time not be in full compliance and may be subject to fines or other penalties for noncompliance.

     We do not currently anticipate any material adverse effect on our business as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise in the future.

     Employees

     As of July 31, 2000, we had approximately 3,900 full-time employees and 850 workers under contract manufacturing arrangements in Mexico. Approximately 1,400 of the full-time employees are represented by labor unions. We have not experienced any material work stoppages at our plants and we believe that, in general, our current relations with our employees are good. Union contracts covering approximately 900 employees at various operating units are currently being negotiated or expire within the next twelve months, including contracts relating to our Nordx/CDT operations in Montreal, Canada. There can be no assurance that conflicts will not arise with unions (whether in the context of contract negotiations or otherwise) or other employee groups or that such conflicts would not have a material adverse effect on our business.

     Risk Factors

     We may not be able to successfully identify, finance or integrate acquisitions. Growth through acquisitions is an important part of our strategy. We cannot assure you that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Many of the areas in which we are looking to expand through acquisition have been characterized by high valuations. These acquisition opportunities may only be feasible if we obtain additional financing, and such financing may not be available on terms acceptable to us, or at all. Further, we cannot assure you that we will be successful in integrating any such acquisitions that are completed. Also, integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations.

     Because we operate in markets that experience rapid technological change, certain of our products could become obsolete or marketplaces in which we sell could become more competitive. Many of the markets that we serve are characterized by rapid technological change. We believe that our future success will depend in part upon our ability to enhance existing products and to develop or acquire new products that meet or anticipate such changes. The failure to successfully introduce new or enhanced products on a timely and cost-competitive basis could have a material adverse effect on our business. At the same time, however, the introduction of new or enhanced products tends to have the effect of reducing the prices at which we can sell some of our existing product lines, which may harm our net sales and profitability.

     Many of our network cable products are subject to various industry standards. Many of such standards, particularly for newer high bandwidth cable products, are still being developed. In the event we are unable to meet such standards when adopted, or if the implementation of such standards was delayed, our business could be adversely affected.

     Fiber optic technology represents a substitute for copper based cable products. A significant decrease in the cost and complexity of installation of fiber optic systems, or increase in the cost of copper based systems, could make fiber optic systems superior on a price performance basis to copper systems and may have a material adverse effect on our business. Also, wireless technology, as it relates to premise network and communication systems, may represent a threat to both copper and fiber optic cable based systems by reducing the need for premise wiring. While we sell fiber optic cable and components and cable that is used in various wireless applications, if fiber optic systems or wireless technology were to significantly erode the markets for copper based systems or, in the case of wireless technology, fiber optic based systems, our sales of fiber optic and wireless products may not be sufficient to offset any decrease in sales or profitability of other products that may occur.

     Technological advances could require significant capital or other expenditures to manufacture new products or maintain market positions. Our failure to make such capital expenditures on a timely basis or our making capital expenditures in markets that fail to adequately develop could have an adverse effect on us. Further, as other manufacturers make capital expenditures to enable them to manufacture products similar to those manufactured by us, markets for such products may become more competitive resulting in decreases in sales and profits.

     Price fluctuations or shortages of raw materials could adversely affect our operations. Copper is a principal raw material purchased by us, and our sales may be affected by the market price of copper. Significant fluctuations in the price of copper or other raw materials could have a negative effect on our business. We generally do not engage in hedging transactions for copper or other raw materials and we may not be able to pass on increases in the price of copper and other raw materials to our customers. We also purchase compounds, such as Teflon(R), from various suppliers. From time to time, the supply of such materials has been limited. The inability of suppliers to supply such raw materials could have a material adverse effect on our business until a replacement supplier is found or substitute materials are approved for use. In addition, we purchase bulk uncabled optical fiber singles which we further process and sell. The supply of such bulk fiber and certain other fiber components, such as ferrules, is currently limited. Our inability to obtain additional allocations of such fiber and other components and/or find additional suppliers of such fiber, could limit our growth in the fiber optic cable marketplace.

     Our business is subject to the economic and political risks of maintaining facilities and selling products in foreign countries. During fiscal 2000, 38% of our sales were in markets outside the United States. Our operations may be adversely affected by significant fluctuations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations and adverse foreign tax laws.

     Our markets are competitive. We are subject to competition from a substantial number of international and regional competitors, some of which have greater financial, engineering, manufacturing and other resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Furthermore, maintaining our current technological advantages will require continued investment by us in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining such advantages.

     Potential environmental, product, warranty or other liabilities could adversely impact our financial position. Risk of environmental, product and warranty liabilities, and other costs associated therewith, are inherent in the nature of our business. We cannot assure you that material environmental, product or warranty costs will not arise in the future.

     Losing the services of key personnel or adverse relations with employees could harm our business. Our continued success depends on the efforts and abilities of our executive officers and other key employees. The loss of any of our executive officers or other key employees could adversely affect our operations. We generally do not have employment contracts with our executive officers or other key employees. Our ability to attract and retain quality employees in all disciplines is important to our future success. See also "Business-Employees".

     Anti-takeover provisions could delay or prevent a change in control or adversely impact the price of our common stock. Provisions of our Rights Plan and our certificate of incorporation, and provisions of the Delaware General Corporation Law could each have the effect of deterring hostile takeovers or delaying, deterring or preventing a change in control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

Disclosure Regarding Forward-Looking Statements

This report includes and incorporates by reference "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included or incorporated in this report may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors, including those described under "Risk Factors", could cause actual results to differ materially from the Company's expectations. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements.


ITEM 2.  PROPERTIES

     The Company uses various owned or leased properties as manufacturing facilities, warehouses, and sales and administration offices. The Company believes that current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements, will provide adequate production capacity to meet expected demand for its products.

     Listed below are the principal manufacturing, warehouse and sales facilities operated by the Company. Additionally, the Company also owns or leases approximately 263,000 square feet of other warehouse and sales facilities. Manufacturing facilities of approximately 106,000 and 43,000 square feet are operated on behalf of the Company in Nogales, Mexico and Tijuana, Mexico, respectively, by third parties pursuant to contract manufacturing arrangements.

                                                                                   OWNED OR      APPROX.
Location                                                Use                         Leased      Sq. Feet
----------------------------------------------------------------------------------------------------------
Auburn, MA                          Manufacturing, Sales and Administration      Owned             146,000
Auburn, MA                          Manufacturing and Warehousing                Leased             57,000
Bagnacavallo, Italy                 Manufacturing, Sales and Administration      Owned             126,000
Barberton, OH                       Manufacturing, Sales and Administration      Owned              52,000
Chicago, IL                         Manufacturing                                Owned              18,000
Gjern, Denmark                      Manufacturing, Sales and Administration      Owned              22,000
Gothenburg, Sweden                  Manufacturing, Sales and Administration      Owned             108,000
Irvine, CA                          Manufacturing, Sales and Administration      Leased             77,000
Kingston, Ontario                   Manufacturing                                Owned             500,000
Las Vegas, NV                       Warehouse                                    Leased             44,000
Leominster, MA                      Manufacturing, Sales and Administration      Owned             202,000
Leominster, MA                      Warehouse                                    Leased             38,000
Littleborough, United Kingdom       Manufacturing                                Owned              42,000
Longueuil, Quebec                   Manufacturing, Sales and Administration      Leased             50,000
Lugo, Italy                         Manufacturing and Warehousing                Leased             58,000
Manchester, CT                      Manufacturing                                Leased             55,000
Manchester, CT                      Manufacturing, Sales and Administration      Leased            150,000
Memphis, TN                         Warehousing                                  Owned             147,000
Montreal, Quebec                    Manufacturing, Sales and Administration      Owned             300,000
Orebro, Sweden                      Manufacturing, Sales and Administration      Leased             42,000
Skelmersdale, United Kingdom        Manufacturing, Sales and Administration      Owned             121,000

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders.


ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT

Age  Present Office and Experience
---  -----------------------------

66 Paul M. Olson has been President and a director of the Company since 1985, and Chief Executive Officer of the Company since 1993. From 1972 to 1984 Mr. Olson was the President of Phalo Corporation, a wire and cable manufacturer, and directed sales and marketing at Phalo Corporation from 1967 to 1972. From 1963 to 1967, Mr. Olson was employed at General Electric and from 1960 to 1963, at General Cable, in wire and cable related sales and marketing positions. Mr. Olson has a Bachelor's Degree in Economics from Hobart College.

58 George C. Graeber has been Chief Operating Officer and a director of the Company since 1998. From 1992 to 1998, Mr. Graeber served in various other positions with the Company, including Executive Vice President of the Company and President of Montrose/CDT. From 1990 to 1992 Mr. Graeber was a Vice President and General Manager of the Energy division of Anixter International, Inc., a distributor of cable and communication equipment. Mr. Graeber also was the President of the Industrial Electronic division of Brintec Corp. and a Vice President of Brand Rex Cable. Mr. Graeber has a Master's Degree in Electrical Engineering from the University of Connecticut.

58 Michael A. Dudley has been an Executive Vice President of the Company and President of CDT International since 1991. From 1988 to 1991 he was the President of Superior Optics, a division of Superior Teletec, Inc., a manufacturer of communication cable. Mr. Dudley has a Doctorate Degree in Material Science from The National College of Rubber Technology in London, England.

50 Normand R. Bourque has been an Executive Vice President of the Company since 1996 and President and Chief Executive Officer of NORDX/CDT since its acquisition. Prior to the acquisition, Mr. Bourque was Vice President-Cable Group at Nortel from 1991 to 1995 and Vice President, Operations-Cable Group from 1989 to 1991. From 1985 to 1988, Mr. Bourque was Vice President and General Manager-Transmission Networks at Nortel, and prior to that, held a number of positions in general management and finance at Nortel. Mr. Bourque has a Bachelor's Degree in Business Administration from the Ecole des Hautes Etudes Commerciales in Montreal, Canada.

61 David R. Harden has been a Senior Vice President of CDT and President of West Penn/CDT since 1988. He founded West Penn Wire in 1971, and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988 Mr. Harden was an Executive Vice President of West Penn/CDT.

39 Peter Sheehan has been an Executive Vice President of the Company since 1998. Mr. Sheehan joined the Company in 1995 in the area of international sales and marketing. Prior to joining the company Mr. Sheehan was Senior Vice President of Sales and Marketing of Berk-tek, a wire and cable company. Mr. Sheehan has a Bachelor's Degree from Boston College.

50 Kenneth O. Hale has been Vice President and Chief Financial Officer of the Company since 1987. Mr. Hale holds a Certified Public Accountant's certificate and an MBA in finance from the University of Missouri.

39 Charles B. Fromm was appointed Vice President and General Counsel of the Company in October 1997, and Secretary of the Company in 1999. Prior to joining the Company, Mr. Fromm was a Partner at Kirkland & Ellis,
     New York. Mr. Fromm has a Bachelor's Degree in Business Administration and a Juris Doctor Degree from the University of Michigan.

53 Ian Mack was appointed President of European Operations in August, 2000. Prior thereto, Mr. Mack was managing director of Brand Rex Limited, a division of BICC plc, a company based in the United Kingdom.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  As of October 16, 2000, there were 180 holders of record of the Company's Common Stock.

  Additional information required by this item is set forth under the heading "Directors, Officers, and Corporate Information" on page 41 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

  Information required by this item is set forth under the heading "Selected Historical Consolidated Financial Data" on page 40 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 12 through 18 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information required by this item appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 17 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information required by this item is set forth on pages 19 through 39 of the 2000 Annual Report and is incorporated herein by reference and filed electronically herewith as Exhibit 13.1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 a. Information concerning the Registrant's directors is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 16, 2000. Such information is incorporated herein by reference.

 b. Information concerning executive officers of the Registrant is set forth in
    Item 4.1 of Part I at page 10 of this Report under the heading "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

  Information concerning executive officers of the Registrant is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 16, 2000. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 16, 2000. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 16, 2000. Such information is incorporated herein by reference.

PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) 1. The following documents are included in the 2000 Annual Report, pages 19 through 39, and are incorporated herein by reference:

          a.  Report of Independent Public Accountants.
          b.  Consolidated Statements of Income for the years ended July 31,
              2000, 1999 and 1998.
          c   Consolidated Balance Sheets as of July 31, 2000 and 1999.
          d.  Consolidated Statements of Cash Flow for the years ended July 31,
              2000, 1999 and 1998.
          e.  Consolidated Statements of Stockholders' Equity for the years ended July 31, 2000, 1999 and 1998.
          f.  Notes to Consolidated Financial Statements.

      2.  The following documents are filed as part of this report:

          a.  Report of Independent Public Accountants on Supplemental Schedule.
          b. Schedule II Valuation and Qualifying Accounts for the three years ended July 31, 2000.
          c.  List of Exhibits

      3.  List of Exhibits

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

        10.6 - Employment Agreement dated February 2, 1996, among CDT, NORDX/CDT and Normand Bourque. Incorporated by reference to
                  Exhibit 10.17 to CDT's Report on Form 8-K as filed on February 20, 1996.

        10.7 - Collective Labour Agreement dated June 10, 1996, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.19 to CDT's Annual Report on Form 10-K, as filed on October 29, 1996.

        10.8 - Form of Change in Control Agreement between CDT and each of George C. Graeber, Kenneth O. Hale, Charles B. Fromm, Peter Sheehan, Michael A. Dudley and Ian Mack. Incorporated by reference to Exhibit 10.14 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

        10.9 - Change in Control Agreement dated June 11, 1999, between CDT and Paul M. Olson. Incorporated by reference to Exhibit 10.15 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

        10.10 - Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

        10.11 - Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT's Registration Statement on Form S-8 (File No. 333-76351).

        10.12  -  Form of June 11, 1999 Stock Option Grant under the 1999 Long-
                  Term

                  Performance Incentive Plan. Incorporated by reference to
                  Exhibit 10.18 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.


        10.13 - Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

        10.14 Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan.**

        10.15 Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan.**


        10.16 Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack.**

        13.1 - CDT 2000 Annual Report to Stockholders (to the extent incorporated herein by reference).**


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

         99.9 Modification to Revolving Line of Credit Letter Agreement and Other Loan Documents, dated December 13, 1999, between CDT and ABN AMRO Bank N.V.. Incorporated by reference to CDT's Report on Form 10-Q as filed on March 15, 2000.

         ** Filed Herein

         (b) Reports on Form 8-K

                  None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Cable Design Technologies Corporation

By:_____________________________________                       October 26, 2000
   Paul M. Olson
   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                           DATE


/s/ Bryan C. Cressey           Chairman of the Board            October 26, 2000
------------------------       Director
Bryan C. Cressey

/s/ Paul M. Olson              Director, President, Chief       October 26, 2000
------------------------       Executive Officer (Principal
Paul M. Olson                  Executive Officer)


/s/ George C. Graeber          Director, Chief Operating        October 26, 2000
------------------------       Officer
George C. Graeber

/s/ Kenneth O. Hale            Vice President, Chief Financial  October 26, 2000
------------------------       Officer (Principal Financial
Kenneth O. Hale                and Accounting Officer)


/s/ Ferdinand Kuznik           Director                         October 26, 2000
------------------------
Ferdinand Kuznik

/s/ Michael F. O. Harris       Director                         October 26, 2000
------------------------
Michael F. O. Harris

/s/ Glenn Kalnasy              Director                         October 26, 2000
------------------------
Glenn Kalnasy

/s/ Richard C. Tuttle          Director                         October 26, 2000
------------------------
Richard C. Tuttle

/s/ Lance Balk                 Director                         October 26, 2000
------------------------
Lance Balk

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Cable Design Technologies Corporation and Subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 15, 2000. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ Arthur Andersen  LLP

Pittsburgh, Pennsylvania
  September 15, 2000

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998


                                                 Additions to
                                                 Reserve from          Additions
                                Balance at       Acquisitions         Charged to
                                 Beginning         & Other             Costs and        Reduction from       Balance at
                                 of Period       Adjustments           Expenses             Reserve         End of Period
                              -------------   ----------------    ----------------    ----------------    ---------------
                                                               (Dollars in thousands)
Allowance for uncollectible
 accounts/sales returns:

    Year Ended July 31, 1998         $4,358               $(93)             $1,367             $(1,637)            $3,995
    Year Ended July 31, 1999         $3,995               $172              $1,479             $  (720)            $4,926
    Year Ended July 31, 2000         $4,926               $ 13              $3,071             $(1,830)            $6,180

Reserve for discontinuance of
DynaTraX/TM/ product line and
other restructuring activities:

    Year Ended July 31, 1998         $-----               $---              $6,093             $(4,334)            $1,759
    Year Ended July 31, 1999         $1,759               $---              $ (264)            $(1,247)            $  248
    Year Ended July 31, 2000         $  248               $---              $ (248)            $------             $-----

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                        INDEX TO EXHIBITS FILED HEREIN
                                 JULY 31, 2000


EXHIBIT
NUMBER          EXHIBIT

10.14 - Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan.

10.15 - Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan.

10.16 -         Employment agreement dated August 1, 2000, among CDT, Noslo Ltd.
                and Ian Mack.

13.1  -         CDT 2000 Annual Report to Stockholders (to the extent
                incorporated herein by reference).

21.1  -         List of Subsidiaries of CDT.

23.1  -         Consent of Arthur Andersen LLP.

27.1  -         Financial Data Schedule.