Form 10-Q
period 2000-10-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2000-12-08
CIK 913142

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000
                          Commission File No. 0-22724



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

                         Yes     X            No _______
                              ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                        Outstanding at 12/5/00
                        -----                        ----------------------
                Common Stock, $.01 Par Value                43,746,157

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page
                                                                       ----
PART I     FINANCIAL INFORMATION


ITEM 1     Financial Statements.......................................  3

           Review Report of Independent Public Accountants for
           the Three Months Ended October 31, 2000 and 1999...........  4

           Condensed Consolidated Statements of
           Income - Unaudited for the Three Months Ended
           October 31, 2000 and 1999..................................  5

           Condensed Consolidated Balance Sheets
           as of October 31, 2000 (Unaudited) and July 31, 2000.......  6

           Condensed Consolidated Statements of
           Cash Flows - Unaudited for the Three Months
           Ended October 31, 2000 and 1999............................  7

           Notes to Condensed Consolidated
           Financial Statements -Unaudited............................  8

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................ 11

PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings.......................................... 14

ITEM 2     Changes in Securities...................................... 14

ITEM 3     Defaults upon Senior Securities............................ 14

ITEM 4     Submission of Matters to a Vote of Security Holders........ 14

ITEM 5     Other Information.......................................... 14

ITEM 6     Exhibits and Reports on Form 8-K........................... 14

SIGNATURES ........................................................... 15

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month periods ended October 31, 2000 and 1999, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                   Report of Independent Public Accountants
                   ----------------------------------------

To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of October 31, 2000, and the related condensed consolidated statements of income and cash flows for the three month periods ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 2000, and, in our report dated September 15, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Pittsburgh, Pennsylvania,                          /s/Arthur Andersen LLP
November 22, 2000

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                     Three Months Ended
                                                        October 31,
                                                -------------------------
                                                    2000          1999
                                                ------------  -----------
Net sales                                       $    214,726  $   187,622
Cost of sales                                        150,455      131,336
                                                ------------  -----------
  Gross profit                                        64,271       56,286
Selling, general and administrative expenses          33,852       29,961
Research and development expenses                      1,250        1,175
                                                ------------  -----------
  Income from operations                              29,169       25,150
Interest expense, net                                  2,394        2,985
Other expense, net                                       208          864
                                                ------------  -----------
  Income before income taxes                          26,567       21,301
Income tax provision                                  10,358        8,317
                                                ------------  -----------
Net income                                      $     16,209  $    12,984
                                                ============  ===========
Basic earnings per common share                 $       0.37  $      0.31
                                                ============  ===========
Diluted earnings per common share               $       0.36  $      0.30
                                                ============  ===========
Weighted average common shares outstanding        43,662,733   42,294,237
                                                ============  ===========
Weighted average common and common equivalent
    shares outstanding                            45,276,626   43,324,488
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                                                As of            As of
                                                                                              October 31,       July 31,
                                                                                                 2000             2000
                                                                                              -------------     --------
                                                                                               (unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                                      $ 15,931      $ 16,454
  Trade accounts receivable, net of allowance for uncollectible accounts
  of $6,654 and $6,180, respectively                                                              140,181       145,717
  Inventories                                                                                     152,156       145,015
  Other current assets                                                                             18,342        18,974
                                                                                                ---------      --------
        Total current assets                                                                      326,610       326,160
Property, plant and equipment, net                                                                209,817       205,880
Goodwill, net                                                                                      71,925        74,539
Other assets, net                                                                                   8,130         8,774
                                                                                                ---------      --------
Total assets                                                                                     $616,482      $615,353
                                                                                                =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
    Current liabilities                                                                          $114,608      $109,450
    Long-term debt, excluding current maturities                                                  135,290       153,336
    Other non-current liabilities                                                                  36,056        36,023
                                                                                                ---------      --------
        Total liabilities                                                                         285,954       298,809
                                                                                                ---------      --------
Stockholders' Equity:
    Preferred stock, par value $.01 per share -
    authorized 1,000,000 shares, no shares issued                                                     ---           ---
    Common stock, par value $.01 per share -
    authorized 100,000,000 shares, 47,499,199
    and 47,362,880 shares issued, respectively                                                        475           316
    Paid in capital                                                                               195,718       192,956
    Common stock issuable, 21,311 and 19,573 shares, respectively                                     421           367
    Retained earnings                                                                             199,217       183,166
    Treasury stock, at cost, 3,781,828 and 3,867,528 shares, respectively                         (47,342)      (48,415)
    Deferred compensation                                                                            (893)          ---
    Accumulated other comprehensive deficit                                                       (17,068)      (11,846)
                                                                                                ---------      --------
        Total stockholders' equity                                                                330,528       316,544
                                                                                                ---------      --------
Total liabilities and stockholders' equity                                                       $616,482      $615,353
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                                (In thousands)
                                --------------

                                                          Three Months Ended
                                                             October 31,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 24,346   $ 18,437
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (14,042)    (5,426)
                                                         --------   --------
Net cash used by investing activities                     (14,042)    (5,426)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving note borrowings                 (12,228)   (11,184)
  Funds provided by long-term debt                            612        131
  Funds used to reduce long-term debt                      (1,137)      (877)
  Common stock issued or issuable                             415        416
  Net proceeds from exercise of stock options               1,989        640
                                                         --------   --------
Net cash used by financing activities                     (10,349)   (10,874)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS                                                 (478)        (5)
                                                         --------   --------
  Net (decrease) increase in cash                            (523)     2,132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             16,454     11,424
                                                         --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 15,931   $ 13,556
                                                         ========   ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                               $  2,523   $  2,924
                                                         ========   ========
  Income taxes                                           $  3,396   $  6,862
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
       ----------------------------------------------------------------


1. BASIS OF PRESENTATION
   ---------------------

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form 10-K which was filed for the fiscal year ended July 31, 2000.

2. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying statements of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are classified as a component of either cost of sales or selling, general and administrative expenses ("SG&A"), according to each specific operating unit's practice. Shipping and handling costs included in SG&A were $2.7 million and $1.9 million for the three months ended October 31, 2000 and 1999, respectively.

 . INVENTORIES
  -----------

Inventories of the Company consist of the following:


                                                     October 31,   July 31,
                                                       2000          2000
                                                     ----------    --------
                                                         (In thousands)
     Raw materials                                   $ 41,938      $ 40,779

     Work-in-process                                   39,197        35,268

     Finished goods                                    71,021        68,968
                                                     --------      --------
                                                     $152,156      $145,015
                                                     ========      ========

4.   EARNINGS PER SHARE
     ------------------

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

                                                                         Three Months Ended
                                                                             October 31,
                                                                      ---------------------------
                                                                         2000            1999
                                                                      -----------     -----------
                                                                     (In thousands, except share
                                                                          and per share data)
Net income                                                             $    16,209    $    12,984
                                                                       -----------    -----------
Basic earnings per common share:
Weighted average common shares outstanding                              43,662,733     42,294,237
  Basic earnings per common share                                      $      0.37    $      0.31
                                                                       ===========    ===========
Diluted earnings per common share:
Weighted average common shares outstanding                              43,662,733     42,294,237
Shares issuable from assumed exercise of dilutive stock options          1,613,893      1,030,251
                                                                       -----------    -----------
Weighted average common and common equivalent shares outstanding        45,276,626     43,324,488
  Diluted earnings per common share                                    $      0.36    $      0.30
                                                                       ===========    ===========

Options to purchase 11,250 and 159,000 shares of common stock were outstanding during the three month periods ended October 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective periods.

5.   INDUSTRY SEGMENT INFORMATION
     ----------------------------

The Company's operations are organized into two business segments: the Network Communication segment and the Specialty Electronic segment. The Network Communication segment encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice, and multimedia. Products included in this segment are high performance network cable, fiber optic cable, and passive and active components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

The Company evaluates segment performance based on operating profit excluding net nonrecurring items, after allocation of Corporate expenses.

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                      Network      Specialty
                                   Communication   Electronic
                                      Segment       Segment     Total
                                  --------------  ----------  ---------
Three Months Ended October 31,                  (In thousands)
Sales:
  2000                               $144,894       $69,832    $214,726
  1999                               $126,014       $61,608    $187,622

Segment Operating Profit:
  2000                               $ 17,990       $11,179    $ 29,169
  1999                               $ 15,315       $ 9,835    $ 25,150

6.   OTHER COMPREHENSIVE INCOME
     --------------------------

Comprehensive income is defined as all changes in stockholders' equity during a period except those resulting from investment by, or distribution to, stockholders. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Comprehensive income was $11.0 million and $14.3 million for the three months ended October 31, 2000 and 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies is a leading manufacturer of technologically advanced connectivity products for the Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice and multimedia. Products included in this segment are high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations

                                   Overview

Sales for the three months ended October 31, 2000 ("first quarter 2001") were $214.7 million, an increase of 14% compared to the three months ended October 31, 1999 ("first quarter 2000"). Excluding the impact of unfavorable foreign currency translation, mainly due to weakness of the Euro and British Pound Sterling, the increase in sales would have been approximately 17%. Sales for the Network Communication segment increased 15% to $144.9 million, and represented 67% of total revenue. The increase in sales for this segment was led by 48% growth in sales of enhanced gigabit network cables (Category 5e and Category 6), 68% growth in sales of central office telecommunication cable products, and 56% growth in fiber optic connectivity product sales. Sales for the Specialty Electronic segment were $69.8 million, an increase of 13% compared to the first quarter 2000 primarily due to a 20% increase in sales of automation and process control cable products. The operating margin was 13.6% for the first quarter 2001 versus 13.4% for the first quarter 2000. Net income for the first quarter 2001 increased $3.2 million, or 25%, to $16.2 million ($0.36 per diluted share) compared to net income of $13.0 million ($0.30 per diluted share) for the first quarter 2000.

                Three Months Ended October 31, 2000 Compared to
                      Three Months Ended October 31, 1999

Sales for the first quarter 2001 increased $27.1 million, or 14%, to $214.7 million compared to $187.6 million for the first quarter 2000. Network Communication segment sales increased $18.9 million, or 15%, to $144.9 million for the first quarter 2001 compared to $126.0 million for the first quarter 2000, and Specialty Electronic segment sales increased $8.2 million, or 13%, to $69.8 million for the first quarter 2001 compared to $61.6 million for the first quarter 2000. For the Network Communication segment, sales of gigabit network cables increased 48% over the same period last year as a result of growth in demand for higher bandwidth within premise network systems. The increased demand for gigabit network cables was partially offset by a 29% decline in sales of the lower performance rated Category 5 network cable, as the Company continues to transition its product mix to meet the demand for the higher performance gigabit network cables. The Company also experienced lower average selling prices compared to the first quarter 2000 in the U.S. marketplace for Category 5 and 5e network cables. Sales of central office telecommunication cable products increased 68% over the same period last year, primarily due to demand from local exchange carriers, Internet service providers and application service providers within the telecommunication industry. Sales of fiber optic connectivity products increased 56% over the first quarter 2000. To a lesser degree, sales growth in other product lines contributed to the increase in Network Communication segment sales, including growth of 22% for network structured wiring components (excluding components used in fiber optic applications). These increases were partially offset by a 42% decline in sales of wireless products attributable to lower sales of wireless assembly services to a principal customer. The increase in sales for the Specialty Electronic segment was primarily due to an increase in sales of automation and process control cable products, including sales attributable to the Industria Tecnica Cavi ("ITC/CDT") acquisition. Sales outside of North America were $46.2 million for the first quarter 2001, an increase of 13% compared to sales of $41.0 million for the first quarter 2000. The increase in international sales was primarily due to higher sales of Network Communication products in Western Europe as well as sales of Specialty Electronic cable products attributable to the ITC/CDT acquisition.

The gross margin for the first quarter 2001 was 29.9% compared to 30.0% for the first quarter 2000. The change in the gross margin was due to a lower margin for the Specialty Electronic segment which was partially offset by a slight increase in the Network Communication segment gross margin. The decrease in the gross margin for the Specialty Electronic segment was primarily due to product mix and a higher average cost of copper. The increase in the Network Communication segment gross margin was primarily due to a higher margin for computer interconnect products as a result of volume efficiencies.

Selling, general and administrative expense ("SG&A") for the first quarter 2001 was $33.9 million compared to $30.0 million for the first quarter 2000. The increase in SG&A was primarily due to the additional SG&A of businesses acquired, higher sales volume and the costs associated with the recently established European and Fiber Optic management groups. As a percentage of sales, SG&A for the first quarter 2001 declined to 15.8% compared to 16.0% for the first quarter 2000.

Income from operations for the first quarter 2001 increased $4.0 million, or 16%, to $29.2 million compared to $25.2 million for the first quarter 2000. The operating margin increased to 13.6% for the first quarter 2001 compared to 13.4% for the first quarter 2000.

Interest expense decreased $0.6 million to $2.4 million for the first quarter 2001 compared to $3.0 million for the first quarter 2000, primarily due to the lower average balance of debt outstanding. The effective tax rate of 39.0% for the first quarter 2001 was unchanged from the same period last year.

Net income for the first quarter 2001 increased $3.2 million, or 25%, to $16.2 million ($0.36 per diluted share) compared to net income of $13.0 million ($0.30 per diluted share) for the first quarter 2000.

                              Financial Condition

                        Liquidity and Capital Resources
                        -------------------------------

The Company generated $24.3 million of net cash from operating activities during the first quarter 2001, including a $1.8 million decrease in operating working capital. The change in operating working capital was primarily the result of increases in accounts payable and other accrued liabilities of $7.4 million and a decrease in accounts receivable of $3.2 million, which were partially offset by an increase in inventories of $9.9 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

The Company invested $14.0 million during the first quarter 2001 in facilities and machinery and equipment, including the purchase of a building which was previously leased. Net cash used by financing activities of $10.3 million included $12.8 million used to reduce outstanding debt partially offset by $2.0 million received from the exercise of stock options.

The Company's primary bank credit agreement (the "Credit Agreement") consists of a $121.3 million U.S. revolving facility and a CDN $115.0 million Canadian revolving facility equivalent to approximately $75.5 million. The U.S. revolving facility includes a $50.0 million Deutschmark sub-facility. The Company also maintains a demand bank credit facility in the United Kingdom equivalent to approximately $10.9 million (the "Foreign Facility"). As of October 31, 2000, the Company had availability of $61.9 million and $5.5 million under the Credit Agreement and Foreign Facility, respectively. The Company also has a 364-day, unsecured bank revolving credit agreement (the "364-day Facility") with a maximum principal amount of $15 million, which will expire on December 10, 2000. As of October 31, 2000, there were no amounts outstanding under the 364-day Facility.

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

 Forward-Looking Statements -- Under the Private Securities Litigation Act of
                                     1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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


                         CABLE DESIGN TECHNOLOGIES CORPORATION


                         /s/ Paul M. Olson
                         -------------------------------------
December 8, 2000         Paul M. Olson
                         President and Chief Executive Officer



                         /s/ Kenneth O. Hale
                         -------------------------------------
December 8, 2000         Kenneth O. Hale
                         Vice President and Chief Financial Officer