Form 10-Q
period 2001-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2001-03-15
CIK 913142

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2001
                          Commission File No. 0-22724



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

                   Yes      X                No
                        ----------               -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at 3/5/01
              -----                         ---------------------
      Common Stock, $.01 Par Value              43,788,699

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                                            Page
                                                                                                            ----
PART I            FINANCIAL INFORMATION

Item 1            Financial Statements....................................................................   3

                  Review Report of Independent Public Accountants for
                  the Three Months and Six Months Ended January 31, 2001 and 2000.........................   4

                  Condensed Consolidated Statements of
                  Income - Unaudited for the Three Months and Six Months Ended
                  January 31, 2001 and 2000...............................................................   5

                  Condensed Consolidated Balance Sheets
                  as of January 31, 2001 (Unaudited) and July 31, 2000....................................   6

                  Condensed Consolidated Statements of
                  Cash Flows - Unaudited for the Six Months
                  Ended January 31, 2001 and 2000.........................................................   7

                  Notes to Condensed Consolidated
                  Financial Statements -Unaudited.........................................................   8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................  11

PART II           OTHE INFORMATION

Item 1            Legal Proceedings.......................................................................  15

Item 2            Changes in Securities...................................................................  15

Item 3            Defaults upon Senior Securities.........................................................  15

Item 4            Submission of Matters to a Vote of Security Holders.....................................  15

Item 5            Other Information.......................................................................  16

Item 6            Exhibits and Reports on Form 8-K........................................................  16

Signatures        ........................................................................................  17

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month and six month periods ended January 31, 2001 and 2000, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                   Report of Independent Public Accountants


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of January 31, 2001, and the related condensed consolidated statements of income for the three month and six month periods ended January 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the six month periods ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Pittsburgh, Pennsylvania,                          /s/ Arthur Andersen LLP
February 16, 2001

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                      Three Months Ended                 Six Months Ended
                                                                         January 31,                       January 31,
                                                                    --------------------------        --------------------------
                                                                    2001             2000             2001             2000
                                                                    -----------   ------------        -----------   ------------
Net sales                                                         $   202,645       $  178,179       $  417,371       $  365,801
Cost of sales                                                         143,790          127,714          294,245          259,050
                                                                  -----------       ----------       ----------       ----------
  Gross profit                                                         58,855           50,465          123,126          106,751
Selling, general and administrative expenses                           35,654           27,965           68,904           57,286
Amortization of goodwill                                                  606              612            1,208            1,252
Research and development expenses                                       1,316            1,167            2,566            2,342
                                                                  -----------       ----------       ----------       ----------
  Income from operations                                               21,279           20,721           50,448           45,871
Interest expense, net                                                   2,440            2,985            4,834            5,970
Other (income) expense, net                                               (23)             507              185            1,371
                                                                  -----------       ----------       ----------       ----------
  Income before income taxes                                           18,862           17,229           45,429           38,530
Income tax provision                                                    7,338            6,806           17,696           15,123
                                                                  -----------       ----------       ----------       ----------
Net income                                                        $    11,524       $   10,423       $   27,733       $   23,407
                                                                  ===========       ==========       ==========       ==========
Basic earnings per common share                                   $      0.26       $     0.25       $     0.63       $     0.55
                                                                  ===========       ==========       ==========       ==========
Diluted earnings per common share                                 $      0.26       $     0.24       $     0.61       $     0.54
                                                                  ===========       ==========       ==========       ==========
Weighted average common shares                                     43,717,728       42,377,340       43,674,329       42,335,789
                                                                  ===========       ==========       ==========       ==========
Weighted average common and common equivalent shares               44,891,233       43,493,687       45,109,063       43,411,046
                                                                  ===========       ==========       ==========       ==========

             The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                 (In thousands, except share and per share data)
                 -----------------------------------------------


                                                                                              As of              As of
                                                                                           January 31,         July 31,
                                                                                               2001              2000
                                                                                         ---------------    -------------
                                                                                            (unaudited)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                                    $ 12,694          $ 16,454
   Trade accounts receivable, net of allowance for uncollectible accounts of $3,908
   and $6,180, respectively                                                                      139,454           145,717
   Inventories                                                                                   161,606           145,015
   Other current assets                                                                           18,678            18,974
                                                                                          --------------     -------------
       Total current assets                                                                      332,432           326,160
Property, plant and equipment, net                                                               218,233           205,880
Goodwill, net                                                                                     73,324            74,539
Other assets                                                                                       8,530             8,774
                                                                                          --------------     -------------
Total assets                                                                                    $632,519          $615,353
                                                                                          ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable to banks                                                                       $  5,969          $  5,776
   Current maturities of long-term debt                                                            4,470             3,692
   Other current liabilities                                                                      86,918            99,982
                                                                                          --------------     -------------
     Total current liabilities                                                                    97,357           109,450
Long-term debt, excluding current maturities                                                     150,817           153,336
Other non-current liabilities                                                                     37,527            36,023
                                                                                          --------------     -------------
Total liabilities                                                                                285,701           298,809
                                                                                          --------------     -------------
Stockholders' Equity:
   Preferred stock, par value $.01 per share -
   authorized 1,000,000 shares, no shares issued                                                     ---               ---
   Common stock, par value $.01 per share -
   authorized 100,000,000 shares, 47,534,341
   and 47,362,880 shares issued, respectively                                                        475               316
   Paid in capital                                                                               196,277           192,956
   Common stock issuable, 26,435 and 19,573 shares, respectively                                     464               367
   Retained earnings                                                                             210,741           183,166
   Treasury stock, at cost, 3,774,078 and 3,867,528 shares, respectively                         (47,286)          (48,415)
   Deferred compensation                                                                            (795)              ---
   Accumulated other comprehensive deficit                                                       (13,058)          (11,846)
                                                                                          --------------     -------------
Total stockholders' equity                                                                       346,818           316,544
                                                                                          --------------     -------------
Total liabilities and stockholders' equity                                                      $632,519          $615,353
                                                                                          ==============     =============

             The accompanying notes are an integral part of these statements.

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                                (In thousands)
                                --------------

                                                                                   Six Months Ended
                                                                                     January 31,
                                                                            ------------------------------
                                                                                2001              2000
                                                                            -----------       ------------
Net cash provided by operating activities                                   $    16,771       $     26,197
Cash flows from investing activities:
  Purchases of property, plant and equipment                                    (22,088)           (10,167)
                                                                            -----------       ------------
Net cash used by investing activities                                           (22,088)           (10,167)
Cash flows from financing activities:
  Net change in revolving note borrowings                                          (300)            (9,146)
  Funds provided by long-term debt                                                1,511                133
  Funds used to reduce long-term debt                                            (2,501)            (5,174)
  Common stock issued or issuable                                                   838                779
  Net proceeds from exercise of stock options                                     2,137                715
                                                                            -----------       ------------
Net cash provided (used) by financing activities                                  1,685            (12,693)
Effect of exchange rate changes on cash and cash equivalents                       (128)              (279)
                                                                            -----------       ------------
Net (decrease) increase in cash                                                  (3,760)             3,058
Cash and cash equivalents, beginning of period                                   16,454             11,424
                                                                            -----------       ------------
Cash and cash equivalents, end of period                                    $    12,694       $     14,482
                                                                            ===========       ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                                  $     5,133       $      5,213
                                                                            ===========       ============
  Income taxes                                                              $    17,856       $     16,316
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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying statements of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are classified as a component of either cost of sales or selling, general and administrative expenses ("SG&A"), depending on the specific operating unit. Shipping and handling costs included in SG&A were $2.4 million and $1.9 million for the three months ended January 31, 2001 and 2000, respectively, and $5.1 million and $3.8 million for the six months ended January 31, 2001 and 2000, respectively.

3.   INVENTORIES
     -----------

Inventories of the Company consist of the following:

                                             January 31,         July 31,
                                                 2001              2000
                                            --------------    ---------------
                                                     (In thousands)

       Raw materials                        $      44,674     $       40,779

       Work-in-process                             35,419             35,268

       Finished goods                              81,513             68,968
                                            --------------    ---------------
                                            $     161,606     $      145,015
                                            ==============    ===============

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

                                                            Three Months Ended                 Six Months Ended
                                                               January 31,                       January 31,
                                                     ----------------------------       -----------------------------
                                                         2001             2000              2001              2000
                                                     -----------      -----------       -----------       -----------
                                                               (Dollars in thousands, except per share data)
Net income                                           $    11,524      $    10,423       $    27,733       $    23,407
                                                     -----------      -----------       -----------       -----------

Basic earnings per common share:
Weighted average common shares outstanding            43,717,728       42,377,340        43,674,329        42,335,789
 Basic earnings per common share                     $      0.26      $      0.25       $      0.63       $      0.55
                                                     ===========      ===========       ===========       ===========

Diluted earnings per common share:
Weighted average common shares outstanding            43,717,728       42,377,340        43,674,329        42,335,789
Shares issuable from assumed exercise of
 dilutive stock options and vesting of
 restricted stock grants                               1,173,505        1,116,347         1,434,734         1,075,257
                                                     -----------      -----------       -----------       -----------
Weighted average common and common
 equivalent shares outstanding                        44,891,233       43,493,687        45,109,063        43,411,046
 Diluted earnings per common share                   $      0.26      $      0.24       $      0.61       $      0.54
                                                     ===========      ===========       ===========       ===========

Options to purchase 536,500 and 159,000 shares of common stock were outstanding during the three month periods ended January 31, 2001 and 2000, respectively, and options to purchase 397,750 and 159,000 shares of common stock were outstanding during the six month periods ended January 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective periods.

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

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                           Network                Specialty
                                        Communication            Electronic
                                           Segment                 Segment                     Total
                                     ------------------     --------------------         ----------------
Three Months Ended January 31,                                 (In thousands)
Sales:
  2001                                       $140,235                 $ 62,410                  $202,645
  2000                                       $120,288                 $ 57,891                  $178,179

Segment Operating Profit:
  2001                                       $ 12,741                 $  8,538                  $ 21,279
  2000                                       $ 12,085                 $  8,636                  $ 20,721

                                           Network                Specialty
                                        Communication            Electronic
                                           Segment                 Segment                     Total
                                     ------------------     --------------------         ----------------
Six Months Ended January 31,                                   (In thousands)

Sales:
  2001                                       $285,129                 $132,242                  $417,371
  2000                                       $246,302                 $119,499                  $365,801

Segment Operating Profit:
  2001                                       $ 30,731                 $ 19,717                  $ 50,448
  2000                                       $ 27,401                 $ 18,470                  $ 45,871

6.   OTHER COMPREHENSIVE INCOME
     --------------------------

Comprehensive income is defined as all changes in stockholders' equity during a period except those resulting from investment by or distribution to stockholders. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Comprehensive income was $15.5 million and $8.3 million for the three months and $26.5 million and $22.6 million for the six months ended January 31, 2001 and 2000, respectively.

7.   RECLASSIFICATIONS
     -----------------

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

Results of Operations

                                   Overview

Sales for the three months ended January 31, 2001 ("second quarter 2001") were $202.6 million, an increase of 14% compared to the three months ended January 31, 2000 ("second quarter 2000"). Excluding the impact of unfavorable foreign currency translation on sales, the increase was 17% over the same period last year. Sales for the Network Communication segment increased 17% to $140.2 million, and represented 69% of total revenue. The increase in sales for this segment was led by 88% growth in sales of gigabit network cables (Category 5e and Category 6), 83% growth in sales of central office telecommunication and 90% growth in sales of fiber optic connectivity products. Sales for the Specialty Electronic segment were $62.4 million, an increase of 8% compared to the second quarter 2000. During the second quarter 2001, the Company incurred a bad debt charge of $3.1 million for Anicom, a distributor that filed for bankruptcy. Excluding the Anicom bad debt charge, the operating margin increased to 12.0% for the second quarter 2001 compared to 11.6% for the second quarter 2000. The operating margin as reported was 10.5% for the second quarter 2001. Excluding the Anicom bad debt charge, net income for the second quarter 2001 increased $3.1 million, or 29%, to $13.5 million ($0.30 per diluted share) compared to net income of $10.4 million ($0.24 per diluted share) for the second quarter 2000. Reported net income for the second quarter 2001 was $11.5 million ($0.26 per diluted share).

Sales for the six months ended January 31, 2001 ("first half 2001") increased $51.6 million, or 14%, to $417.4 million compared to $365.8 million for the six months ended January 31, 2000 ("first half 2000"). Sales for the Network Communication segment increased $38.8 million, or 16%, to $285.1 million for the first half 2001, primarily as the result of growth in sales of gigabit network cables, central office telecommunication and fiber optic connectivity products, which grew 66%, 75% and 72%, respectively. Specialty Electronic segment sales increased 11%, to $132.2 million for the first half 2001, primarily due to a 17% increase in sales of industrial cables. The operating margin, excluding the Anicom bad debt charge, was 12.8% for the first half 2001 versus 12.5% for the same period last year. The operating margin as reported for the first half 2001 was 12.1%. Excluding the Anicom bad debt charge, net income increased $6.3 million, or 27%, to $29.7 million ($0.66 per diluted share) for the first half 2001 compared to $23.4 million ($0.54 per diluted share) for the first half 2000. Reported net income for the first half 2001 was $27.7 million ($0.61 per diluted share).

                Three Months Ended January 31, 2001 Compared to
                      Three Months Ended January 31, 2000

Sales for the second quarter 2001 increased $24.4 million, or 14%, to $202.6 million compared to $178.2 million for the second quarter 2000. Sales for the Network Communication segment were $140.2 million for the second quarter 2001, an increase of 17% compared to sales of $120.3 million for the second quarter 2000. The increase in sales for the Network Communication segment was primarily due to an increase in sales of gigabit network cables, central office telecommunication and fiber optic connectivity products, which grew 88%, 83%, and 90%, respectively, over the same period last year. The increase in sales of gigabit network cables was driven by demand for higher bandwidth within premise network systems. The increase in sales of central office products and fiber optic connectivity products, particularly single-mode fiber optic cable, was primarily due to demand from communication services companies for the build-out of the broadband telecommunication infrastructure. Demand from companies for single-mode fiber for use in their premise communication network systems also contributed to the growth in sales of fiber optic connectivity products. The increase in sales for these product lines was partially offset by a 48% decline in sales of the lower performance rated Category 5 network cable due to a shift in demand to the higher performance gigabit network cables, and a 50% reduction in sales of wireless assembly services due to the previously reported loss of the principal customer for these services. Second quarter 2001 sales for the Specialty Electronic segment increased 8% to $62.4 million compared to $57.9 million for the second quarter 2000. The increase in sales for this segment was primarily due to an increase in sales of automation and process control cables, including sales attributable to the recently acquired Industria Tecnica Cavi ("ITC/CDT"). Sales outside of North America were $47.9 million for the second quarter 2001, an increase of 15% compared to sales of $41.7 million for the second quarter 2000. The increase in international sales was primarily due to higher sales in Western Europe of computer interconnect and central office cable products, as well as sales of Specialty Electronic cable products attributable to the ITC/CDT acquisition.

Gross profit for the second quarter 2001 increased $8.4 million, or 17%, to $58.9 million compared to $50.5 million for the second quarter 2000, primarily due to an increase in gross profit for the Network Communication segment as a result of the increase in sales for this segment.

The gross margin for the second quarter 2001 was 29.0% compared to 28.3% for the second quarter 2000. The increase in the gross margin was the result of a slightly higher gross margin for the Network Communication segment, partially offset by a small decline in the gross margin for the Specialty Electronic segment. The higher Network Communication gross margin was primarily due to an increase in the gross margin for communication products resulting from an improved product mix due to higher sales of central office products. The lower Specialty Electronic segment gross margin was primarily due to a lower margin for automation and process control products due to a higher average cost of copper and competitive market conditions.

Selling, general and administrative expenses ("SG&A") for the second quarter 2001 were $35.7 million compared to $28.0 million for the same period last year. The increase in SG&A was primarily due to a bad debt charge of $3.1 million for Anicom, a distributor that filed for bankruptcy, as well as costs associated with the recently established European and Fiber Optic management groups. Excluding the Anicom bad debt charge, SG&A as a percentage of sales was 16.1% compared to 15.7% for the second quarter 2000.

Income from operations for the second quarter 2001 increased $0.6 million, or 3%, to $21.3 million compared to $20.7 million for the second quarter 2000. Excluding the Anicom bad debt charge, the operating margin increased to 12.0% compared to 11.6% for the second quarter 2000. The operating margin as reported for the second quarter 2001 was 10.5%.

Interest expense decreased $0.6 million to $2.4 million for the second quarter 2001 compared to $3.0 million for the second quarter 2000, primarily due to the lower average balance of debt outstanding. The effective tax rate was 38.9% for the second quarter 2001 compared to 39.5% for the second quarter 2000.

Net income for the second quarter 2001 increased $1.1 million, or 11%, to $11.5 million ($0.26 per diluted share) compared to net income of $10.4 million ($0.24 per diluted share) for the second quarter 2000.

                 Six Months Ended January 31, 2001 Compared to
                       Six Months Ended January 31, 2000

Sales for the first half 2001 increased $51.6 million, or 14%, to $417.4 million compared to $365.8 million for the first half 2000. Network Communication segment sales increased 16% to $285.1 million for the first half 2001. The growth in sales for the Network Communication segment was primarily due to increased sales of gigabit network cables, central office telecommunication and fiber optic connectivity products, which grew 66%, 75%, and 72%, respectively, over the first half 2000. The increase in sales of gigabit network cables was driven by demand for higher bandwidth within premise network systems. The increase in sales of central office products was driven by the growth of competitive local exchange carriers, Internet service providers and application service providers within the telecommunication industry. Factors contributing to the increase in sales of fiber optic connectivity products include demand from companies for single-mode fiber for use in their premise communication network systems as well as demand from communication services companies for the build-out of the broadband telecommunication infrastructure. The increase in sales from these product lines was partially offset by a 38% decline in sales of the lower performance rated Category 5 network cable due to a shift in demand to the higher performance gigabit network cables, and a 46% reduction in sales of wireless assembly services due to the previously reported loss of the principal customer for these services. First half 2001 sales for the Specialty Electronic segment increased 11% to $132.2 million compared to $119.5 million for the first half 2000. The increase in sales for this segment was primarily due to an increase in sales of automation and process control cables, including sales attributable to the recently acquired ITC/CDT. Sales outside of North America were $94.1 million for the first half 2001, an increase of 14% compared to sales of $82.7 million for the first half 2000. The increase in international sales was primarily due to higher sales of computer interconnect and central office cable products in Western Europe, network and wireless products in the Pacific Rim, as well as sales of Specialty Electronic cable products attributable to the ITC/CDT acquisition.

Gross profit for the first half 2001 increased $16.3 million, or 15%, to $123.1 million compared to $106.8 million for the first half 2000, primarily due to an increase in gross profit for the Network Communication segment as a result of the increase in sales for this segment.

The gross margin for the first half 2001 was 29.5% compared to 29.2% for the first half 2000. The increase in the gross margin was the result of a slightly higher gross margin for the Network Communication segment, partially offset by a small decline in the gross margin for the Specialty Electronic segment. The higher Network Communication gross margin was primarily due to an increase in the gross margin for communication products resulting from an improved product mix due to higher sales of central office products, as well as a higher margin for network products due primarily to better product mix. The lower Specialty Electronic segment gross margin was primarily due to a lower gross margin for automation and process control products due to a higher average cost of copper and competitive market conditions.

SG&A for the first half 2001 increased $11.6 million to $68.9 million compared to $57.3 million for the first half 2000. The increase in SG&A was primarily due to the $3.1 million Anicom bad debt charge incurred in the second quarter 2001, additional SG&A of businesses acquired, higher sales volume, and the costs associated with the recently established European and Fiber Optic management groups. Excluding the Anicom bad debt charge, SG&A as a percentage of sales for the first half 2001 was 15.8% compared to 15.7% for the first half 2000.

Income from operations for the first half 2001 increased $4.5 million, or 10%, to $50.4 million compared to $45.9 million for the first half 2000. Excluding the Anicom bad debt charge, the operating margin increased to 12.8% compared to 12.5% for the first half 2000. The operating margin as reported for the first half 2001 was 12.1%.

Interest expense decreased $1.2 million to $4.8 million for the first half 2001 compared to $6.0 million for the first half 2000, primarily due to the lower average balance of debt outstanding. The effective tax rate was 39.0% for the first half 2001 compared to 39.2% for the first half 2000.

Net income for the first half 2001 increased $4.3 million, or 18%, to $27.7 million ($0.61 per diluted share) compared to net income of $23.4 million ($0.54 per diluted share) for the first half 2000.

                              Financial Condition

Liquidity and Capital Resources
-------------------------------

The Company generated $16.8 million of net cash from operating activities during the first half 2001, after providing for a $23.6 million increase in operating working capital. The change in operating working capital was primarily the result of an increase in inventories of $17.2 million and decreases in accrued employee benefits, income taxes and other accrued liabilities of $9.8 million, which were partially offset by a decrease in accounts receivable of $5.9 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

The Company invested $22.1 million during the first half 2001 in facilities and machinery and equipment, including the purchase of a building which was previously leased. Net cash provided by financing activities of $1.7 million included $3.0 million received from the exercise of stock options and issuance of common stock, partially offset by $1.3 million used to reduce outstanding debt.

The Company's primary credit agreement (the "Credit Agreement") consists of a $121.3 million U.S. revolving facility and a CDN $115.0 million Canadian revolving facility equivalent to approximately $76.7 million. The U.S. revolving facility includes a $50.0 million Deutschmark sub-facility. The Credit Agreement expires April 10, 2002. The Company also maintains a bank credit facility in the United Kingdom equivalent to approximately $11.0 million (the "Foreign Facility"). As of January 31, 2001, the Company had availability of $48.0 million and $4.8 million under the Credit Agreement and Foreign Facility, respectively. The Company also had a 364-day, unsecured bank revolving credit agreement which expired December 10, 2000. This facility had a maximum principal amount of $15.0 million, and there were no amounts outstanding under such facility at the time of expiration. On March 8, 2001, the Company entered into a new 364-day unsecured bank revolving credit facility with a maximum principal amount of $15.0 million.

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

                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           Two managers of one of the Company's subsidiaries have filed a lawsuit claiming that they are owed bonuses of approximately $2.25 million. The Company believes the bonuses were properly allocated and paid, and that the lawsuit will not have a material adverse affect on the Company.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

      (a) Cable Design Technologies Corporation annual meeting of stockholders was held on December 6, 2000.

      (b) Proxies were solicited by Cable Design Technologies Corporation and there was no solicitation in opposition to the nominees as listed in the proxy statement. All such nominees were elected pursuant to the vote of the stockholders as follows:

                                                         VOTES
                                                         -----

                                                  For           Withheld
                                                  ---           --------

                Bryan C. Cressey               38,089,002         77,176

                Paul M. Olson                  38,088,544         77,634

                George C. Graeber              38,091,064         75,114

                Lance Balk                     38,090,164         76,014

                Michael F. O. Harris           38,086,414         79,764

                Glenn Kalnasy                  38,038,571        127,607

                Ferdinand Kuznik               38,091,064         75,114

                Richard C. Tuttle              38,085,477         80,701

           The adoption of the 2001 Long-Term Performance Incentive Plan was approved, by a vote of:

                For:          20,207,842

                Against:      17,871,956

                Abstain:          86,380

           The firm of Arthur Andersen LLP was re-elected to serve as auditors for the fiscal year ending July 31, 2001, by a vote of:

                For:          37,518,419

                Against:          40,932

                Abstain:         606,827

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information.

                99.1 Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000.

                99.2 Form of Stock Option Grant under CDT Non-Employee Director Stock Plan.

           (b)  Reports on Form 8-K:

                None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CABLE DESIGN TECHNOLOGIES CORPORATION



                       /s/ Paul M. Olson
                       -------------------------------------
March 15, 2001         Paul M. Olson
                       President and Chief Executive Officer


                       /s/ Kenneth O. Hale
                       -------------------------------------
March 15, 2001         Kenneth O. Hale
                       Vice President and Chief Financial Officer