Form 10-Q
period 2001-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 2001-06-13
CIK 913142

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001
                           Commission File No. 0-22724



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

                          Yes      X             No
                              ----------            ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at 6/8/01
                    -----                         ---------------------
          Common Stock, $.01 Par Value                 43,818,308

                      CABLE DESIGN TECHNOLOGIES CORPORATION


                               TABLE OF CONTENTS
                               -----------------
                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION


Item 1      Financial Statements...............................................3

            Review Report of Independent Public Accountants for
            the Three Months and Nine Months Ended April 30, 2001 and 2000.....4

            Condensed Consolidated Statements of
            Income - Unaudited for the Three Months and Nine Months Ended
            April 30, 2001 and 2000............................................5

            Condensed Consolidated Balance Sheets
            as of April 30, 2001 (Unaudited) and July 31, 2000.................6

            Condensed Consolidated Statements of
            Cash Flows - Unaudited for the Nine Months
            Ended April 30, 2001 and 2000......................................7

            Notes to Condensed Consolidated
            Financial Statements -Unaudited....................................8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................11

PART II     OTHER INFORMATION

Item 1      Legal Proceedings.................................................15

Item 2      Changes in Securities.............................................15

Item 3      Defaults upon Senior Securities...................................15

Item 4      Submission of Matters to a Vote of Security Holders...............15

Item 5      Other Information.................................................15

Item 6      Exhibits and Reports on Form 8-K..................................15

Signatures  ..................................................................16

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month and nine month periods ended April 30, 2001 and 2000, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of April 30, 2001, and the related condensed consolidated statements of income for the three month and nine month periods ended April 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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






Pittsburgh, Pennsylvania,                                /s/Arthur Andersen LLP
May 22, 2001

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
             -------------------------------------------------------

                 (In thousands, except share and per share data)
                 -----------------------------------------------

                                                                      Three Months Ended                 Nine Months Ended
                                                                           April 30,                         April 30,
                                                                 ------------------------------    ------------------------------
                                                                     2001             2000             2001             2000
                                                                 -------------    -------------    -------------    -------------
Net sales                                                            $181,384         $204,900         $598,755         $570,701
Cost of sales                                                         133,064          145,931          427,309          404,981
                                                                 -------------    -------------    -------------    -------------
   Gross profit                                                        48,320           58,969          171,446          165,720
Selling, general and administrative expenses                           32,302           31,004          101,206           88,290
Amortization of goodwill                                                  603              613            1,811            1,865
Research and development expenses                                       1,285            1,169            3,851            3,511
Nonrecurring expense                                                    2,065              ---            2,065              ---
                                                                 -------------    -------------    -------------    -------------
   Income from operations                                              12,065           26,183           62,513           72,054
Interest expense, net                                                   2,233            3,003            7,067            8,973
Other expense (income), net                                               480             (92)              665            1,279
                                                                 -------------    -------------    -------------    -------------
   Income before income taxes                                           9,352           23,272           54,781           61,802
Income tax provision                                                    4,863            9,255           22,559           24,378
                                                                 -------------    -------------    -------------    -------------
Net income                                                             $4,489         $ 14,017         $ 32,222         $ 37,424
                                                                 =============    =============    =============    =============
Basic earnings per common share                                         $0.10            $0.33            $0.74            $0.88
                                                                 =============    =============    =============    =============
Diluted earnings per common share                                       $0.10            $0.32            $0.72            $0.85
                                                                 =============    =============    =============    =============
Weighted average common shares outstanding                         43,760,098       42,784,427       43,704,434       42,483,209
                                                                 =============    =============    =============    =============
Weighted average common and common equivalent shares
   outstanding                                                     44,742,491       44,363,798       45,005,959       43,779,377
                                                                 =============    =============    =============    =============


        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                 (In thousands, except share and per share data)
                 -----------------------------------------------

                                                                                                As of              As of
                                                                                              April 30,          July 31,
                                                                                                 2001              2000
                                                                                          ---------------    --------------
                                                                                             (unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                                                  $ 13,703          $ 16,454
     Trade accounts receivable, net of allowance for uncollectible
     accounts of $4,653 and $6,180, respectively                                                 117,229           145,717
     Inventories                                                                                 165,951           145,015
     Other current assets                                                                         21,519            18,974
                                                                                          ---------------    --------------
Total current assets                                                                             318,402           326,160
Property, plant and equipment, net                                                               218,156           205,880
Goodwill, net                                                                                     69,301            74,539
Other assets                                                                                       7,592             8,774
                                                                                          ---------------    --------------
Total assets                                                                                    $613,451          $615,353
                                                                                          ===============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Notes payable to banks                                                                      $ 5,893           $ 5,776
     Current maturities of long-term debt                                                        136,376             3,692
     Other current liabilities                                                                    79,165            99,982
                                                                                          ---------------    --------------
Total current liabilities                                                                        221,434           109,450
Long-term debt, excluding current maturities                                                       7,958           153,336
Other non-current liabilities                                                                     36,540            36,023
                                                                                          ---------------    --------------
Total liabilities                                                                                265,932           298,809
                                                                                          ---------------    --------------
Stockholders' equity:
     Preferred stock, par value $.01 per share -
     authorized 1,000,000 shares, no shares issued                                                   ---               ---
     Common stock, par value $.01 per share -
     authorized 100,000,000 shares, 47,562,776
     and 47,362,880 shares issued, respectively                                                      476               316
     Paid in capital                                                                             196,783           192,956
     Common stock issuable, 29,110 and 19,573 shares, respectively                                   368               367
     Retained earnings                                                                           215,230           183,166
     Treasury stock, at cost, 3,773,578 and 3,867,528 shares, respectively                       (47,245)          (48,415)
     Deferred compensation                                                                          (697)              ---
     Accumulated other comprehensive deficit                                                     (17,396)          (11,846)
                                                                                          ---------------    --------------
Total stockholders' equity                                                                       347,519           316,544
                                                                                          ---------------    --------------
Total liabilities and stockholders' equity                                                      $613,451          $615,353
                                                                                          ===============    ==============

        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
           -----------------------------------------------------------

                                 (In thousands)
                                 --------------

                                                                                               Nine Months Ended
                                                                                                   April 30,
                                                                                        --------------------------------
                                                                                            2001              2000
                                                                                        -------------     --------------
Net cash provided by operating activities                                                    $32,683            $43,092
Cash flows from investing activities:
    Purchases of property, plant and equipment, net                                          (31,403)           (13,486)
    Acquisition of businesses, including transaction costs, net of cash acquired                 ---             (8,414)
    Proceeds on sale of assets                                                                 1,073                ---
                                                                                        -------------     --------------
Net cash used by investing activities                                                        (30,330)           (21,900)
Cash flows from financing activities:
    Net change in revolving note borrowings                                                   (9,173)           (18,753)
    Funds provided by long-term debt                                                           4,862              1,195
    Funds used to reduce long-term debt                                                       (3,755)            (9,554)
    Common stock issued or issuable                                                            1,206              1,081
    Net proceeds from exercise of stock options                                                2,200              6,589
                                                                                        -------------     --------------
Net cash used by financing activities                                                         (4,660)           (19,442)
Effect of exchange rate changes on cash and cash equivalents                                    (444)              (584)
                                                                                        -------------     --------------
Net (decrease) increase in cash                                                               (2,751)             1,166
Cash and cash equivalents, beginning of period                                                16,454             11,424
                                                                                        -------------     --------------
Cash and cash equivalents, end of period                                                     $13,703            $12,590
                                                                                        =============     ==============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                                                 $ 7,580            $ 9,370
                                                                                        =============     ==============
    Income taxes                                                                             $24,085            $22,108
                                                                                        =============     ==============


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

2.  SIGNIFICANT ACCOUNTING POLICIES
    --------------------------------

Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying statements of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are classified as a component of either cost of sales or selling, general and administrative expenses ("SG&A"), depending on the specific operating unit. Shipping and handling costs included in SG&A were $2.5 million and $2.0 million for the three months ended April 30, 2001 and 2000, respectively, and $7.6 million and $5.8 million for the nine months ended April 30, 2001 and 2000, respectively.

3.  INVENTORIES
    -----------

Inventories of the Company consist of the following:

                                                  April 30,          July 31,
                                                    2001               2000
                                              --------------     --------------
                                                       (In thousands)
Raw materials                                      $ 43,413           $ 40,779
Work-in-process                                      32,961             35,268
Finished goods                                       89,577             68,968
                                              --------------     --------------
                                                   $165,951           $145,015
                                              ==============     ==============

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

                                                               Three Months Ended                 Nine Months Ended
                                                                   April 30,                          April 30,
                                                         -------------------------------    -------------------------------
                                                             2001              2000             2001              2000
                                                         --------------    -------------    --------------    -------------
                                                                   (Dollars in thousands, except per share data)
Net income                                                      $4,489          $14,017           $32,222          $37,424
                                                         -------------     ------------     -------------     ------------
Basic earnings per common share:
Weighted average common shares outstanding                  43,760,098       42,784,427        43,704,434       42,483,209
    Basic earnings per common share                              $0.10            $0.33             $0.74            $0.88
                                                         =============     ============     =============       ==========

Diluted earnings per common share:
Weighted average common shares outstanding                  43,760,098       42,784,427        43,704,434       42,483,209
Shares issuable from assumed exercise of
    dilutive stock options and vesting of
    restricted stock grants                                    982,393        1,579,371         1,301,525        1,296,168
                                                         -------------     ------------     -------------     ------------
Weighted average common and
    common equivalent shares outstanding                    44,742,491       44,363,798        45,005,959       43,779,377
    Diluted earnings per common share                            $0.10            $0.32             $0.72            $0.85
                                                         =============     ============     =============       ==========

Options to purchase 672,282 and 278,250 shares of common stock were outstanding during the three month periods ended April 30, 2001 and 2000, respectively, and options to purchase 463,250 and 150,000 shares of common stock were outstanding during the nine month periods ended April 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per common share as the option's exercise price was greater than the average market price of the common stock for the respective periods.

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

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                            Network                 Specialty
                                         Communication             Electronic
                                            Segment                  Segment                  Total
                                       ------------------       -------------------     -------------------
Three Months Ended April 30,                                     (In thousands)
Sales:
  2001                                       $120,045                   $61,339                $181,384
  2000                                       $138,724                   $66,176                $204,900
Segment Operating Profit:
  2001                                         $6,834                    $7,296                 $14,130
  2000                                        $15,226                   $10,957                 $26,183



                                            Network                 Specialty
                                         Communication             Electronic
                                            Segment                  Segment                  Total
                                       ------------------       -------------------     -------------------
Nine Months Ended April 30,                                      (In thousands)
Sales:
  2001                                       $405,174                  $193,581                $598,755
  2000                                       $385,026                  $185,675                $570,701
Segment Operating Profit:
  2001                                        $37,565                   $27,013                 $64,578
  2000                                        $42,627                   $29,427                 $72,054


6.  SALE OF ASSETS
    --------------

On April 30, 2001, the Company sold substantially all the assets of it's network distribution business located in the United Kingdom. In connection with the sale, the Company incurred a $2.1 million non-cash charge, which is presented as a nonrecurring charge in the accompanying statements of income.


7.  OTHER COMPREHENSIVE INCOME
    --------------------------

Comprehensive income is defined as all changes in stockholders' equity during a period except those resulting from investment by or distribution to stockholders. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Comprehensive income was $0.2 million and $10.7 million for the three months and $26.7 million and $33.3 million for the nine months ended April 30, 2001 and 2000, respectively. Comprehensive income for the three and nine months ended April 30, 2001 includes a credit of $0.2 million related to the cumulative translation adjustment recorded in net income as part of the loss on the sale of assets of a foreign subsidiary.

8.  RECLASSIFICATIONS
    -----------------

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

Results of Operations

                                    Overview

Sales for the nine months ended April 30, 2001 ("first nine months 2001") increased $28.1 million, or 5%, to $598.8 million compared to $570.7 million for the nine months ended April 30, 2000 ("first nine months 2000"). Sales for the Network Communication segment increased $20.2 million, or 5%, to $405.2 million for the first nine months 2001, primarily as the result of growth in sales of gigabit network cables, fiber optic connectivity and central office telecommunication products, which grew 50%, 64% and 38%, respectively. Specialty Electronic segment sales increased 4%, to $193.6 million for the first nine months 2001, primarily due to a 7% increase in sales of automation and process control cables. During the third quarter 2001, the Company completed a sale of certain assets of a network distribution business located in the United Kingdom. In connection with the sale, the Company incurred a $2.1 million non-cash charge. The operating margin, excluding a $3.1 million bad debt charge for Anicom, a distributor that filed for bankruptcy, and the $2.1 million non-cash loss on the sale of certain assets, herein after referred to collectively as the "one-time charges", was 11.3% for the first nine months 2001 versus 12.6% for the same period last year. The operating margin as reported for the first nine months 2001 was 10.4%. Excluding the one-time charges, net income decreased $1.1 million, or 3%, to $36.3 million ($0.81 per diluted share) for the first nine months 2001 compared to $37.4 million ($0.85 per diluted share) for the first nine months 2000. Reported net income for the first nine months 2001 was $32.2 million ($0.72 per diluted share).

Sales for the three months ended April 30, 2001 ("third quarter 2001") were $181.4 million, a decrease of 11% compared to the three months ended April 30, 2000 ("third quarter 2000"). Excluding the impact of unfavorable foreign currency translation on sales, the decrease was 9% over the same period last year. Sales for the Network Communication segment were $120.0 million, and represented 66% of total revenue, and sales for the Specialty Electronic segment were $61.3 million. The Company's sales and operating results for the third quarter 2001 were negatively impacted by the slowdown in the network and telecommunication marketplaces, particularly in the United States. Additionally, the previously reported loss of the principal customer for wireless assembly services reduced sales in the wireless marketplace. The operating margin, excluding the third quarter 2001 loss on the sale of assets, was 7.8% for the third quarter 2001 compared to 12.8% for the third quarter 2000. Excluding the loss on the sale of assets, net income for the third quarter 2001 was $6.6 million ($0.15 per diluted share) compared to net income of $14.0 million ($0.32 per diluted share) for the third quarter 2000. Net income after the loss on the sale of assets for the third quarter 2001 was $4.5 million ($0.10 per diluted share).


                  Three Months Ended April 30, 2001 Compared to
                        Three Months Ended April 30, 2000

Sales for the third quarter 2001 decreased $23.5 million, or 11%, to $181.4 million compared to $204.9 million for the third quarter 2000. Sales for the Network Communication segment were $120.0 million for the third quarter 2001, a decrease of 13% compared to sales of $138.7 million for the third quarter 2000. The decrease in sales for the Network Communication segment was primarily due to a 59% decline in sales of wireless products attributable to the previously reported loss of the principal customer for wireless assembly services, and a 42% reduction in sales of computer interconnect products. Sales of the lower performance rated Category 5 network cable declined 46%, which was partially offset by the continued shift in demand to the higher performance gigabit network cables. To a lesser extent, sales of central office telecommunication products also decreased year over year, due to the slowdown in the U.S. telecommunication market. These decreases were partially offset by growth in sales of fiber optic connectivity products, particularly single-mode fiber optic cable, due to demand from communication services companies for the build-out of the broadband telecommunication infrastructure and for use in high speed premise communication network systems. Third quarter 2001 sales for the Specialty Electronic segment decreased 7% to $61.3 million compared to $66.2 million for the third quarter 2000. The decrease in sales for this segment was primarily due to lower sales of industrial cables, which the Company believes reflects adjusted inventory levels at electronic equipment distributors in response to the economic slowdown. Sales outside of North America were $47.1 million for the third quarter 2001, an increase of 3% compared to sales of $45.8 million for the third quarter 2000. The increase in international sales was primarily due to higher sales of network products in the Pacific Rim, as well as sales of Specialty Electronic cable products attributable to the ITC/CDT acquisition in the third quarter 2000.

Gross profit for the third quarter 2001 decreased $10.7 million, or 18%, to $48.3 million compared to $59.0 million for the third quarter 2000, primarily due to the lower sales volume for both the Network Communication and Specialty Electronic segments. The gross margin for the third quarter 2001 was 26.6% compared to 28.8% for the third quarter 2000. The lower gross margin was due to a decline in the gross margin for both the Network Communication and Specialty Electronic segments. The lower gross margin for both segments was primarily due to competitive pricing and volume inefficiencies.

Selling, general and administrative expenses ("SG&A") for the third quarter 2001 were $32.3 million compared to $31.0 million for the same period last year. The increase in SG&A was primarily due to additional SG&A of businesses acquired and costs associated with the recently established European and Fiber Optic management groups. SG&A as a percentage of sales was 17.8% compared to 15.1% for the third quarter 2000. The increase in SG&A as a percentage of sales was primarily due to the lower sales volume. Nonrecurring expense of $2.1 million for the third quarter 2001 represents a loss on the sale of certain assets of a network distribution business located in the United Kingdom.

Excluding nonrecurring expense, income from operations for the third quarter 2001 decreased $12.1 million, or 46%, to $14.1 million compared to $26.2 million for the third quarter 2000, and the operating margin was 7.8% compared to 12.8% for the third quarter 2000. The operating margin as reported was 6.7% for the third quarter 2001.

The Company is addressing the current challenging economic conditions in certain of it's marketplaces by implementing various cost-reduction initiatives. Initiatives which have been implemented include elimination of overtime, reduction of workweeks at impacted facilities, and reduction of manufacturing headcount. Additionally, as part of the Company's strategic adaptation to marketplace trends, the Company is currently reviewing additional restructuring plan options, which may include consolidation and relocation of operations. Some of these options could result in a charge to earnings being incurred for expenditures required as part of such plan.

Interest expense decreased $0.8 million to $2.2 million for the third quarter 2001 compared to $3.0 million for the third quarter 2000, primarily due to the lower average balance of debt outstanding. The higher than normal effective tax rate of 52.0% for the third quarter 2001 was primarily due to the non-deductibility of the $2.1 million nonrecurring expense. Excluding this loss, the effective tax rate was 42.0% compared to 39.8% for the third quarter 2000.

Excluding the nonrecurring expense, net income for the third quarter 2001 decreased $7.4 million, or 53%, to $6.6 million ($0.15 per diluted share) compared to net income of $14.0 million ($0.32 per diluted share) for the third quarter 2000. Net income as reported for the third quarter 2001 was $4.5 million ($0.10 per diluted share).

                  Nine Months Ended April 30, 2001 Compared to
                        Nine Months Ended April 30, 2000


Sales for the first nine months 2001 increased $28.1 million, or 5%, to $598.8 million compared to $570.7 million for the first nine months 2000. Network Communication segment sales increased $20.2 million, or 5%, to $405.2 million for the first nine months 2001 compared to $385.0 million for the first nine months 2000. The growth in sales for the Network Communication segment was primarily due to increased sales of gigabit network cables, fiber optic connectivity and central office telecommunication products, which grew 50%, 64%, and 38%, respectively, over the first nine months 2000. The increase in sales of gigabit network cables was driven by demand for higher bandwidth within premise network systems. The increase in sales of central office products was driven by the growth of competitive local exchange carriers, Internet service providers and application service providers within the telecommunication industry. Factors contributing to the increase in sales of fiber optic connectivity products include demand from companies for single-mode fiber for use in their premise communication network systems as well as demand from communication services companies for the build-out of the broadband telecommunication infrastructure. The increase in sales from these product lines was partially offset by a 40% decline in sales of the lower performance rated Category 5 network cable due to a shift in demand to the higher performance gigabit network cables, and a 51% reduction in sales of wireless products attributable to the previously reported loss of the principal customer for wireless assembly services. Specialty Electronic segment sales for the first nine months 2001 increased 4% to $193.6 million compared to $185.7 million for the first nine months 2000. The increase in sales for this segment was primarily due to an increase in sales of automation and process control cables, including sales attributable to the recently acquired ITC/CDT. Sales outside of North America were $141.2 million for the first nine months 2001, an increase of 10% compared to sales of $128.5 million for the first nine months 2000. The increase in international sales was primarily due to higher sales of central office cable and wireless products in Western Europe, network products in the Pacific Rim, as well as higher sales of Specialty Electronic cable products attributable to the ITC/CDT acquisition.

Gross profit for the first nine months 2001 increased $5.7 million, or 3%, to $171.4 million compared to $165.7 million for the first nine months 2000, primarily due to an increase in gross profit for the Network Communication segment as a result of the increase in sales for this segment. The gross margin for the first nine months 2001 was 28.6% compared to 29.0% for the first nine months 2000. The decrease in the gross margin was the result of a decline in the gross margin for the Specialty Electronic segment, offset partially by a slightly higher gross margin for the Network Communication segment. The lower Specialty Electronic segment gross margin was primarily due to a lower gross margin for automation and process control products due to a higher average cost of copper and competitive market conditions. The higher Network Communication gross margin was primarily due to an increase in the gross margin for communication products resulting from an improved product mix due to higher sales of central office products.

SG&A for the first nine months 2001 increased $12.9 million to $101.2 million compared to $88.3 million for the first nine months 2000. The increase in SG&A was primarily due to the $3.1 million Anicom bad debt charge incurred in the second quarter 2001, additional SG&A of businesses acquired, costs associated with the European and Fiber Optic management groups established in early fiscal 2001, and higher sales volume. Excluding the Anicom bad debt charge, SG&A as a percentage of sales for the first nine months 2001 was 16.4% compared to 15.5% for the first nine months 2000.

Excluding one-time charges, income from operations for the first nine months 2001 decreased $4.4 million, or 6%, to $67.7 million, compared to $72.1 million for the first nine months 2000, and the operating margin was 11.3% compared to 12.6%, respectively. Income from operations as reported was $62.5 million and the operating margin was 10.4% for the first nine months 2001.

Interest expense decreased $1.9 million to $7.1 million for the first nine months 2001 compared to $9.0 million for the first nine months 2000, due to the lower average balance of debt outstanding. The effective tax rate was 41.2% for the first nine months 2001 compared to 39.4% for the first nine months 2000. The increase in the effective tax rate was primarily due to the non-deductible nonrecurring expense of $2.1 million related to the sale of assets. Excluding this loss, the effective tax rate was 39.8% for the first nine months 2001.

Excluding the one-time charges, net income decreased $1.1 million, or 3%, to $36.3 million ($0.81 per diluted share) for the first nine months 2001 compared to $37.4 million ($0.85 per diluted share) for the first nine months 2000. Reported net income for the first nine months 2001 was $32.2 million ($0.72 per diluted share).

Financial Condition

Liquidity and Capital Resources

The Company generated $32.7 million of net cash from operating activities during the first nine months 2001, after providing for a $20.5 million increase in operating working capital. The increase in operating working capital was primarily the result of an increase in inventories of $25.1 million, a decrease in accrued employee benefits, income taxes and other accrued liabilities of $10.6 million, and a decrease in accounts payable of $8.0 million, which were partially offset by a decrease in accounts receivable of $26.0 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

The Company invested $31.4 million during the first nine months 2001 in facilities and machinery and equipment, including the purchase of a building which was previously leased. Net cash used by financing activities of $4.1 million included $8.1 million used to reduce outstanding debt and $3.4 million received from the exercise of stock options and issuance of common stock pursuant to the Company's employee stock purchase plan.

The Company's primary credit agreement (the "Credit Agreement") consists of a $121.3 million U.S. revolving facility and a CDN $115.0 million Canadian revolving facility equivalent to approximately $74.8 million. The U.S. revolving facility includes a $50.0 million Deutschmark sub-facility. The Credit Agreement expires April 10, 2002, and the Company intends to refinance the amounts under the Credit Agreement on a long-term basis prior to the maturity date. The Company also maintains a bank credit facility in the United Kingdom equivalent to approximately $10.7 million (the "Foreign Facility"). As of April 30, 2001, the Company had availability of $57.8 million and $4.5 million under the Credit Agreement and Foreign Facility, respectively. On March 9, 2001, the Company entered into a new 364-day unsecured bank revolving credit facility with a maximum principal amount of $15.0 million. There were no amounts outstanding under this facility as of April 30, 2001.

Based on an analysis of current expectations for its business, management believes that the Company's cash flow from operations, funds available under its credit agreements, as well as the Company's ability to refinance these credit facilities, will provide it with sufficient liquidity to meet its current liquidity needs.

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

Forward-Looking Statements -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance, cost-reduction initiatives, implementation of restructuring plans or of loan refinancing, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, general economic conditions, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

              99.1 Revolving Line of Credit Letter Agreement dated March 9,
                   2001, between Cable Design Technologies Inc. and Fifth Third Bank.

              99.2 Master Revolving Line of Credit Promissory Note issued by
                   Cable Design Technologies Inc. in favor of Fifth Third Bank.

              99.3 Bonus Plan with Normand Bourque

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CABLE DESIGN TECHNOLOGIES CORPORATION



                              /s/ Paul M.  Olson
                              --------------------------------------------------
June 13, 2001                 Paul M. Olson
                              President and Chief Executive Officer



                              /s/ Kenneth O.  Hale
                              --------------------------------------------------
June 13, 2001                 Kenneth O. Hale
                              Vice President and Chief Financial Officer