Form 10-K
period 2001-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2001-10-29
CIK 913142

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2001

                                       or

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

================================================================================

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at October 17, 2001 is $590,023,002.

The number of shares outstanding of the registrant's Common Stock at October 17, 2001, is 44,066,412.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 2001, (the "Proxy Statement") are incorporated by reference into Part III.

Portions of the 2001 Cable Design Technologies Corporation Annual Report to Stockholders (the "2001 Annual Report") are incorporated by reference into Parts I, II and IV.

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                                Table of Contents


                                                       PART I                                                  Page

Item 1.       Business ...........................................................................................2

Item 2.       Properties ........................................................................................10

Item 3.       Legal Proceedings .................................................................................11

Item 4.       Submission of Matters to a Vote of Security Holders ...............................................11

Item 4.1.     Executive Officers of the Registrant ..............................................................11

                                                      PART II

Item 5.       Market for the Registrant's Common Stock
              and Related Stockholder Matters ...................................................................13

Item 6.       Selected Financial Data ...........................................................................13

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations .....................................................13

Item 7a.      Quantitative and Qualitative Disclosures
              About Market Risk .................................................................................13

Item 8.       Financial Statements and Supplementary Data .......................................................13

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ............................................................13

                                                     PART III

Item 10.      Directors and Executive Officers of
              the Registrant ....................................................................................14

Item 11.      Executive Compensation ............................................................................14

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management .............................................................................14

Item 13.      Certain Relationships and Related Transactions ....................................................14

                                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ...........................................................................15

              Signatures ........................................................................................19

PART I.

ITEM 1.  BUSINESS

     General

     Cable Design Technologies Corporation ("CDT" or "the Company") is a leading worldwide designer and manufacturer of high bandwidth network connectivity products, including gigabit and fiber optic network cables and connectors, network structured wiring components, assemblies, electronic and fiber optic passive and active components, and interconnect cables for computer and communication switching applications, and communication cable products used in local loop, central office, wireless and other applications. We also manufacture electronic cable products that are used in automation, process control and specialty applications.

     Our sales for the fiscal year ended July 31, 2001 ("fiscal 2001") were $763.2 million as compared to $797.8 million for the same period in fiscal 2000 ("fiscal 2000"), representing a decrease of 4%, and our net income, excluding nonrecurring items, was $37.8 million for fiscal 2001 as compared to $54.8 million for fiscal 2000, representing a decrease of 31%. Nonrecurring charges of $14.3 million, net of tax, were incurred in fiscal 2001 related to restructuring, goodwill impairment, and a loss on the sale of a business. Reported net income after nonrecurring charges was $23.5 million. Fiscal 2001 results were negatively impacted by the slowdown in the network and telecommunication marketplaces, particularly in the United States, which began in the second half of the Company's fiscal year.

     Business Strategy

     We have achieved our current market position and success by emphasizing five primary strategies: (i) be the leading worldwide designer and manufacturer of electronic wire and cable and connectivity products; (ii) achieve growth both internally and through acquisition; (iii) grow internationally through acquisition; (iv) be a low cost producer; and (v) differentiate ourselves from our competition through outstanding service.

     Products. We focus on designing, developing and marketing technologically advanced network connectivity products, communication cable products used in local loop, central office and wireless applications, and specialty electronic cable products that are used in automation, process control and specialty applications. Examples of advanced network connectivity products include gigabit and fiber optic network cable and connectors, network structured wiring components, assemblies, electronic and fiber optic passive and active components, and interconnect cables for computer and communication switching applications. This strategy has enabled us to attain a leading position in the network and specialty electronic cable industries and avoid many price-sensitive, low technology sectors. This leading position has enabled us to establish strategic relationships with many customers.

     Internal and Acquisition Growth. We continue to focus on internal growth by broadening our product offerings, investing in additional manufacturing capabilities and developing new customer relationships. In addition, we continually evaluate strategic acquisition opportunities. Since 1984, we have made 20 acquisitions. These acquisitions have contributed to our significant growth in revenues and operating profit. We intend to continue to seek acquisitions that will broaden our product mix and international presence, including acquisitions in the fiber optic, passive network component and connector marketplaces.

     International Expansion. In fiscal 2001, 40% of our sales were in markets outside of the United States and 24% were outside of North America. We believe that the international markets represent a significant opportunity because many systems within these markets need to be upgraded in order to participate in high-speed worldwide communications. We intend to continue to capitalize on the size and potential of the international markets by increasing sales of existing operations and establishing or acquiring additional manufacturing and sales capabilities in these markets.

     Manufacturing Infrastructure. We focus on consistently expanding and upgrading our manufacturing infrastructure in order to improve efficiencies to maintain a low cost structure as well as to meet current and future product needs. During the last three fiscal years, we have invested over $85 million for plant and machinery. Capital projects included in such spending were: (i) purchase of two buildings which were previously leased; (ii) purchase and expansion of a facility in Sweden for communications and specialty cable production; (iii) expansion of our optical fiber capacity; (iv) upgrade of our network cable facilities worldwide to equip them to manufacture high bandwidth network cables; and (v) expansion of the facility where we manufacture our high performance connectors.

     Customer Service. We place a great emphasis on providing technical resources to solve customer problems and on R&D efforts to create solutions for our markets and customers. We seek highly qualified employees with significant industry experience and continually invest in R&D and testing resources. In addition, we maintain a synergistic network of internal communications that allows each of our business units to share ideas and innovations company-wide. Customer sales support is a very important part of our business strategy. Each operating unit maintains a highly trained sales support staff and, for certain of our products, we maintain multiple warehouse locations to service customers with same-day or second-day delivery.

     Network Communication Segment

     Network Communication segment sales were $512.7 million, $545.0 million and $446.6 million for fiscal 2001, 2000 and 1999, respectively, and represented 67%, 68% and 65% of total revenues for fiscal 2001, 2000 and 1999, respectively. This segment encompasses connectivity products for the electronic transmission of data, voice, and multimedia over local and wide area networks and local loop communication infrastructures. The products include high performance fiber optic and twisted pair and coaxial copper cables and connectors, wiring racks and panels, outlets and interconnecting hardware for end-to-end network structured wiring systems, fiber optic assemblies and patch cords and communication cable products for outside communication and central office switchboard and equipment applications. In addition, through the acquisition of BoseLAN/CDT in fiscal 2000, we added high performance passive and active fiber optic and electronic components to our product portfolio, including multiplexers, switches, media converters and Ethernet test equipment used in a wide array of voice, video and data connectivity applications. Bose LAN/CDT, a relatively small operation, adds diversity to our network product lines and a basis to grow our participation in the network component marketplace.

     Local Area Network (LAN) Systems. LANs typically consist of one or more computers, peripheral devices, software and interconnecting cables, connectors and accessories. The interconnecting cables can be copper, fiber or a composite cable including both copper and fiber. Due to the expense and increased difficulty of installing fiber cable as compared to copper cables and the cost of transmitters, repeaters and other electronics required for a fiber optic system, fiber cables have generally been limited to riser applications and backbone parts of the local area network. Copper cables, while still used in riser and backbone applications, are predominate in premise wiring and horizontal portions of network systems. In addition, each network system, whether fiber or copper, includes a large number of other structured wiring components, such as connectors, patch panels, outlets and racks.

     We manufacture and sell fiber optic, copper and composite cables, connectors, rack enclosures and cabinets, fiber optic splitters and couplers and other passive components used in LAN systems. Our connectors include our patented Optimax(TM) and Quick Connect(TM) fiber optic connectors and our industry leading high performance GigaFlex(TM) copper connector series. In addition, we offer "plug & play" fiber optic cabling systems. We are also one of a few companies that offer a fully integrated end-to-end warranted network structured wiring system. The ability to offer a fully warranted end-to-end system is an important marketing feature that differentiates us from many of our competitors.

     We have invested heavily over the past few years to increase our gigabit network cable manufacturing capacity. Such investment has resulted in our ability to increase our percentage of gigabit network cables to 71% of category 5 and above network cable sales during fiscal 2001 from 30% of category 5 and above network cable sales during fiscal 1999.

     Interconnect and Central Office Products. Interconnect products refers to transmission cables used inside computers and other electronic equipment, as well as to connect large and small computers to a variety of peripheral devices. Central office products refers to cable used to connect switching and related telecommunications equipment, as well as switchboard cable. We produce both fiber optic and copper cables for such uses and believe that we are one of the leaders in this market. The market is generally defined by the computer OEM specifications and often requires our engineers to work closely with component engineers during the product design and development process. We believe that our strengths in engineering and design, together with our historical relationships and reputation with OEM's, gives us an advantage in this market.

     Cellular Communication. We believe that the rapid growth of cellular or "wireless" applications presents a significant opportunity. Wireless communications rely on antenna towers, base station transmission and central office switching, with each application requiring high performance cable and other connectivity products. Greater traffic over cellular networks also requires greater switching capabilities and other electronic equipment, which drives demand for our interconnect products. We produce specialized cables used in these applications.

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

     Specialty Electronic Segment

     Specialty Electronic segment sales were $250.5 million, $252.8 million and $237.4 million for fiscal 2001, 2000 and 1999, respectively, and represented 33%, 32% and 35% of total revenues in fiscal 2001, 2000 and 1999, respectively. The Specialty Electronic segment includes highly engineered wire and cable products covering a broad range of specialized applications and niche markets, including commercial aviation and marine, automotive electronics, medical electronics, electronic testing equipment, robotics and electronically controlled factory equipment. Also included are cables for automation applications, such as climate control, premise video distribution and sophisticated security and signal systems involving motion detection, electronic card and video surveillance technologies, process control applications, such as remote signaling and electronic monitoring systems, sound applications, such as voice activation, evacuation and other similar systems, and safety applications, such as data transmission cable for advanced fire alarm and safety systems, including cable having improved safety and performance attributes under hazardous conditions. Included in the Specialty Electronic segment are non-cable related manufacturing activities encompassing precision tire casting and sheet metal fabrication which are not material to our business.

     Raw Materials

     The principal raw materials we use are copper and insulating compounds. Raw materials are purchased on a consolidated basis whenever possible to reduce costs and improve supplier service levels. Copper is purchased from several suppliers. Price terms are generally producers' prices at time of shipment. We do not generally engage in hedging transactions for the purchase of copper. Currently, world stocks of and capacity for copper are adequate to meet our requirements. We purchase insulating compounds, including Teflon(R), from various suppliers and, while from time to time there have been shortages of such material, supplies are currently adequate to meet our needs. Certain of our products also require bulk uncabled optical fiber singles, which are currently purchased primarily from one supplier. While supplies are currently adequate to meet our need, there have, in the past, been periods when the worldwide supply of bulk optical fiber and certain other fiber optic components, such as ferrules, has been limited. Other materials used include reels, tapes, textiles, chemicals and other materials. Currently, supplies of these other materials are adequate to meet our needs.

     Customers

     We sell our products directly or through established distributors to a variety of customers, including original equipment manufacturers, regional Bell operating companies, competitive local exchange carriers, and certified system vendors. We support over 10,000 customers. No single customer accounted for more than 10% of sales in fiscal 2001, 2000 or 1999.

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

     Backlog

     Backlog orders believed to be firm were $68.8 million at July 31, 2001, compared to $126.8 million at July 31, 2000. We believe that substantially all of the backlog is shippable within the next twelve months. Generally, customers may cancel orders for standard products without penalty upon thirty days notice.

     Research and Development

     We engage in research and development activities including new and existing product development. Research and development costs were $5.2 million, $4.6 million and $5.5 million in fiscal 2001, 2000 and 1999, respectively.

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

     The Company was named as a third party defendant in People of the State of
                                                         ----------------------
California v. M&P Investments and various other parties (CIV-S-00-24411 Eastern
-----------------------------
District, CA). The complaint, brought under Federal, State and local statutory provisions, alleges that property previously owned by a predecessor to the Company contributed to ground water pollution in the City of Lodi, California. The Company believes that initial reports prepared on behalf of the City of Lodi show that the property alleged to have been owned by a predecessor to the Company is not one of the potential pollution sources. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company.

     Employees

     As of July 31, 2001, we had approximately 3,300 full-time employees and 550 workers under contract manufacturing arrangements in Mexico, excluding employees under notice periods associated with the Company's restructuring plan announced in the fourth fiscal quarter. Approximately 1,100 of the full-time employees are represented by labor unions. We have not experienced any material work stoppages at our plants and we believe that, in general, our current relations with our employees are good. Union contracts covering approximately 500 employees at various operating units have expired and are currently being negotiated or expire within the next twelve months, including contracts relating to our Nordx/CDT operations in Montreal, Canada. There can be no assurance that conflicts will not arise with unions (whether in the context of contract negotiations or otherwise) or other employee groups or that such conflicts would not have a material adverse effect on our business.

     Risk Factors

     We may not be able to successfully identify, finance or integrate acquisitions. Growth through acquisitions is an important part of our strategy. We cannot assure that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Many of the areas in which we are looking to expand through acquisition have been characterized by high valuations. These acquisition opportunities may only be feasible if we obtain additional financing, and such financing may not be available on terms acceptable to us, or at all. Further, we cannot assure that we will be successful in integrating any such acquisitions that are completed. Also, integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations.

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

     Price fluctuations or shortages of raw materials could adversely affect our operations. Copper is a principal raw material purchased by us, and our sales may be affected by the market price of copper. Significant fluctuations in the price of copper or other raw materials could have a negative effect on our business. We generally do not engage in hedging transactions for copper or other raw materials and we may not be able to pass on increases in the price of copper and other raw materials to our customers. We also purchase compounds, such as Teflon(R), from various suppliers. From time to time, the supply of such materials has been limited. The inability of suppliers to supply such raw materials could have a material adverse effect on our business until a replacement supplier is found or substitute materials are approved for use. In addition, we purchase bulk uncabled optical fiber singles which we further process and sell. While supplies are currently adequate to meet our need, there have, in the past, been periods when the worldwide supply of bulk optical fiber and certain other fiber optic components, such as ferrules, has been limited. If adequate supplies of such fiber and other components were unavailable and/or additional suppliers could not be obtained, our growth in the fiber optic cable marketplace could be limited.

     Our business is subject to the economic and political risks of maintaining facilities and selling products in foreign countries. During fiscal 2001, 40% of our sales were in markets outside the United States. Our operations may be adversely affected by significant fluctuations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations and adverse foreign tax laws.

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

     The Company's main credit facility expires in April 2002. The Company is working on refinancing such facility and believes that its cash flow, asset base and business plan are sufficient to accomplish such refinancing in the current lending markets. There are risks, however, that due to the current industry conditions, economic slowdown and tight credit markets that the cost, conditions and covenants of such new credit facility could be substantially more onerous than those in the Company's current facility. There is also risk that prior to completing such new facility, events occur with respect to the Company, the economy or the credit markets that close the bank market to the Company.

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

     Listed below are the principal manufacturing, warehouse and sales facilities operated by the Company. Additionally, the Company also owns or leases approximately 196,000 square feet of other warehouse and sales facilities. Manufacturing facilities of approximately 127,000 and 60,000 square feet are operated on behalf of the Company in Nogales, Mexico and Tijuana, Mexico, respectively, by third parties pursuant to contract manufacturing arrangements.

                                                                                         Owned or          Approx.
Location                                 Use                                             Leased           Sq. Feet
Auburn, MA                               Manufacturing, Sales and Administration         Owned              146,000
Auburn, MA                               Manufacturing and Warehousing                   Leased              71,000
Bagnacavallo, Italy                      Manufacturing, Sales and Administration         Owned              126,000
Barberton, OH                            Manufacturing, Sales and Administration         Owned               52,000
Chicago, IL                              Manufacturing                                   Owned               18,000
Ft. Lauderdale, FL                       Manufacturing, Sales and Administration         Owned               46,000
Gjern, Denmark                           Manufacturing, Sales and Administration         Owned               22,000
Irvine, CA                               Manufacturing, Sales and Administration         Leased              77,000
Kingston, Ontario                        Manufacturing                                   Owned              500,000
Kinna, Sweden                            Manufacturing, Sales and Administration         Owned              108,000
Las Vegas, NV                            Warehousing                                     Leased              44,000
Leominster, MA                           Manufacturing, Sales and Administration         Owned              202,000
Leominster, MA                           Manufacturing                                   Leased             101,000
Leominster, MA                           Warehouse                                       Leased              38,000
Littleborough, United Kingdom            Manufacturing                                   Owned               42,000
Longueuil, Quebec                        Manufacturing, Sales and Administration         Leased              50,000
Lugo, Italy                              Manufacturing and Warehousing                   Leased              58,000
Manchester, CT                           Manufacturing                                   Leased              55,000
Manchester, CT                           Manufacturing, Sales and Administration         Leased             150,000
Memphis, TN                              Warehousing                                     Owned              147,000
Montreal, Quebec                         Manufacturing, Sales and Administration         Owned              300,000
Orebro, Sweden                           Manufacturing, Sales and Administration         Owned               47,000
Skelmersdale, United Kingdom             Manufacturing, Sales and Administration         Owned              122,000
Wadsworth, OH                            Manufacturing, Sales and Administration         Owned               45,000
Waynesburg, PA                           Manufacturing                                   Owned               42,000
Washington, PA                           Manufacturing                                   Leased              82,000
Washington, PA                           Manufacturing                                   Owned              123,000
Washington, PA                           Manufacturing, Sales and Administration         Owned               85,000
Washington, PA                           Warehousing                                     Owned               79,000
Wheeling, IL                             Manufacturing, Sales and Administration         Owned              110,000
Wheeling, IL                             Manufacturing, Sales and Administration         Owned               80,000
Wipperfurth, Germany                     Manufacturing, Sales and Administration         Owned              351,000
Wipperfurth, Germany                     Manufacturing                                   Leased              69,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings and administrative actions incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. See also Item I., Business--Environmental Matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

Age      Present Office and Experience
---      -----------------------------

67 Paul M. Olson has been President and a director of the Company since 1985, and Chief Executive Officer of the Company since 1993. From 1972 to 1984 Mr. Olson was the President of Phalo Corporation, a wire and cable manufacturer, and directed sales and marketing at Phalo Corporation from 1967 to 1972. From 1963 to 1967, Mr. Olson was employed at General Electric and from 1960 to 1963, at General Cable, in wire and cable related sales and marketing positions. Mr. Olson has a Bachelor's Degree in Economics from Hobart College.

59 George C. Graeber has been Chief Operating Officer and a director of the Company since 1998. From 1992 to 1998, Mr. Graeber served in various other positions with the Company, including Executive Vice President of the Company and President of Montrose/CDT. From 1990 to 1992 Mr. Graeber was a Vice President and General Manager of the Energy division of Anixter International, Inc., a distributor of cable and communication equipment. Mr. Graeber also was the President of the Industrial Electronic division of Brintec Corp. and a Vice President of Brand Rex Cable. Mr. Graeber has a Master's Degree in Electrical Engineering from the University of Connecticut.

59 Michael A. Dudley has been an Executive Vice President of the Company and President of CDT International since 1991. From 1988 to 1991 he was the President of Superior Optics, a division of Superior Teletec, Inc., a manufacturer of communication cable. Mr. Dudley has a Doctorate Degree in Material Science from The National College of Rubber Technology in London, England.

51 Normand R. Bourque has been an Executive Vice President of the Company since 1996 and President and Chief Executive Officer of NORDX/CDT since its acquisition. Prior to the acquisition, Mr. Bourque was Vice President-Cable Group at Nortel from 1991 to 1995 and Vice President, Operations-Cable Group from 1989 to 1991. From 1985 to 1988, Mr. Bourque was Vice President and General Manager-Transmission Networks at Nortel, and prior to that, held a number of positions in general management and finance at Nortel. Mr. Bourque has a Bachelor's Degree in Business Administration from the Ecole des Hautes Etudes Commerciales in Montreal, Canada.

62 David R. Harden has been a Senior Vice President of CDT and President of West Penn/CDT since 1988. He founded West Penn Wire in 1971, and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988 Mr. Harden was an Executive Vice President of West Penn/CDT.

40 Peter Sheehan has been an Executive Vice President of the Company since 1998. Mr. Sheehan joined the Company in 1995 in the area of international sales and marketing. Prior to joining the company Mr. Sheehan was Senior Vice President of Sales and Marketing of Berk-tek, a wire and cable company. Mr. Sheehan has a Bachelor's Degree from Boston College.

51 Kenneth O. Hale has been Vice President and Chief Financial Officer of the Company since 1987. Mr. Hale holds a Certified Public Accountant's certificate and an MBA in finance from the University of Missouri.

40 Charles B. Fromm was appointed Vice President and General Counsel of the Company in October 1997, and Secretary of the Company in 1999. Prior to joining the Company, Mr. Fromm was a Partner at Kirkland & Ellis, New York. Mr. Fromm has a Bachelor's Degree in Business Administration and a Juris Doctor Degree from the University of Michigan.

54 Ian Mack was appointed President of European Operations in August 2000. Prior thereto, Mr. Mack was managing director of Brand Rex Limited, a division of BICC plc, a company based in the United Kingdom.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     As of October 17, 2001, there were 178 holders of record of the Company's Common Stock.

     Additional information required by this item is set forth under the heading "Directors, Officers, and Corporate Information" on page 38 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item is set forth under the heading "Selected Historical Consolidated Financial Data" on page 37 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 9 through 15 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 16 through 36 of the 2001 Annual Report and is incorporated herein by reference and filed electronically herewith as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   a. Information concerning the Registrant's directors is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 16, 2001. Such information is incorporated herein by reference.

   b. Information concerning executive officers of the Registrant is set forth in Item 4.1 of Part I at page 11 of this Report under the heading "Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

   Information concerning executive officers of the Registrant is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 16, 2001. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning security ownership of certain beneficial owners and management is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 16, 2001. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 16, 2001. Such information is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. The following documents are included in the 2001 Annual Report, pages 16 through 36, and are incorporated herein by reference:


              a.    Report of Independent Public Accountants.
              b. Consolidated Statements of Income for the years ended July 31, 2001, 2000 and 1999.
              c.    Consolidated Balance Sheets as of July 31, 2001 and 2000.
              d. Consolidated Statements of Cash Flow for the years ended July 31, 2001, 2000 and 1999.
              e. Consolidated Statements of Stockholders' Equity for the years ended July 31, 2001, 2000 and 1999.
              f.    Notes to Consolidated Financial Statements.

      2.  The following documents are filed as part of this report:

              a. Report of Independent Public Accountants on Supplemental Schedule.
              b. Schedule II: Valuation and Qualifying Accounts for the three years ended July 31, 2001.
              c.    List of Exhibits

      3.  List of Exhibits

          3.1 Amended and Restated Certificate of Incorporation of CDT as filed with the Secretary of State of Delaware on November 10, 1993, incorporated by reference to Exhibit 3.1 to CDT's Registration Statement on Form S-1 (File No. 33-69992), Certificate of Amendment of the Restated Certificate of Incorporation of CDT and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of CDT, as filed with the Secretary of State of Delaware on December 11, 1996 and incorporated by reference to CDT's Registration Statement on Form 8-A/A, as filed on December 23, 1996.

          3.2- By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT's Registration Statement on Form S-3 (File No. 333-00554), as filed on February 28, 1996.

          4.1 Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

          4.2- Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT's Registration Statement on Form 8-A, as filed on December 11, 1996.

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


          10.12 - Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.18 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

          10.13 - Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

          10.14 Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT's Annual Report on Form 10-K, as filed on October 27,2000.

          10.15 Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT's Annual Report on Form 10-K, as filed on October 27,2000.

          10.16 Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit
                    10.16 to CDT's Annual Report on Form 10-K, as filed on October 27,2000.

          10.17 Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT's Report on Form 10-Q as filed March 15, 2001.

          10.18 Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT's Report on Form 10-Q as filed March 15, 2001.

          13.1 - CDT 2001 Annual Report to Stockholders (to the extent incorporated herein by reference).**

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

          99.7 - Revolving Line of Credit Letter Agreement dated March 9, 2001, between CDT and Fifth Third Bank. Incorporated by reference to Exhibit 99.1 to CDT's Report on Form 10-Q as filed on June 13, 2001.

          99.8 - Master Revolving Line of Credit Promissory Note issued by CDT in favor of Fifth Third Bank. Incorporated by reference to Exhibit 99.2 to CDT's Report on Form 10-Q as filed on June 13, 2001.

          ** Filed Herein

          (b)  Reports on Form 8-K

                   None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Cable Design Technologies Corporation

By:/s/ Paul M. Olson                                            October 29, 2001
   -------------------------------------
   Paul M. Olson
   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                       TITLE                                         DATE

/s/ Bryan C. Cressey                            Chairman of the Board                   October 29, 2001
---------------------------------------         Director
Bryan C. Cressey

/s/ Paul M. Olson                               Director, President, Chief              October 29, 2001
---------------------------------------         Executive Officer (Principal
Paul M. Olson                                   Executive Officer)

/s/ George C. Graeber                           Director, Chief Operating               October 29, 2001
---------------------------------------
George C. Graeber                               Officer

/s/ Kenneth O. Hale                             Vice President, Chief Financial         October 29, 2001
---------------------------------------         Officer (Principal Financial
Kenneth O. Hale                                 and Accounting Officer)

/s/ Ferdinand Kuznik                            Director                                October 29, 2001
---------------------------------------
Ferdinand Kuznik

/s/ Michael F.O. Harris                         Director                                October 29, 2001
---------------------------------------
Michael F. O. Harris

/s/ Glenn Kalnasy                               Director                                October 29, 2001
---------------------------------------
Glenn Kalnasy

/s/ Richard C. Tuttle                           Director                                October 29, 2001
---------------------------------------
Richard C. Tuttle

/s/ Lance Balk                                  Director                                October 29, 2001
---------------------------------------
Lance Balk

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE



We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Cable Design Technologies Corporation and Subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 26, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
  September 26, 2001

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 2001, 2000 and 1999


                                                        Additions to
                                                        Reserve from    Additions
                                        Balance at      Acquisitions    Charged to                   Balance at
                                        Beginning of     & Other        Costs and    Reduction        End of
                                        Period          Adjustments     Expenses     from Reserve     Period
                                        ------          -----------     --------     ------------     ------
                                                                    (Dollars in thousands)

   Allowance for uncollectible
   accounts/sales returns:


        Year Ended July 31, 1999          $3,995           $ 172         $1,479         $  (720)       $4,926
        Year Ended July 31, 2000          $4,926           $  13         $3,071         $(1,830)       $6,180
        Year Ended July 31, 2001          $6,180           $ (94)        $8,413         $(8,138)       $6,361

   Restructuring reserve:


        Year Ended July 31, 1999          $1,759           $-----        $ (264)        $(1,247)       $ 248
        Year Ended July 31, 2000          $  248           $-----        $ (248)        $-------       $-----
        Year Ended July 31, 2001          $-----           $    6        $6,128         $  (543)       $5,591

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                         INDEX TO EXHIBITS FILED HEREIN
                                  JULY 31, 2001

EXHIBIT
NUMBER          EXHIBIT

13.1    -       CDT 2001 Annual Report to Stockholders (to the extent
                incorporated herein by reference).

21.1    -       List of Subsidiaries of CDT.

23.1    -       Consent of Arthur Andersen LLP.