Form 10-Q
period 2001-10-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2001-12-17
CIK 913142

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2001
                          Commission File No. 0-22724



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

                         Yes      X          No ___________
                             ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at 12/14/01
                   -----                      -----------------------
         Common Stock, $.01 Par Value                44,120,083

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                                                                 Page
                                                                                                 ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements.................................................................   3

          Review Report of Independent Public Accountants for
          the Three Months Ended October 31, 2001 and 2000.....................................   4

          Condensed Consolidated Statements of
          Income - Unaudited for the Three Months Ended
          October 31, 2001 and 2000............................................................   5

          Condensed Consolidated Balance Sheets
          as of October 31, 2001 (Unaudited) and July 31, 2001.................................   6

          Condensed Consolidated Statements of
          Cash Flows - Unaudited for the Three Months
          Ended October 31, 2001 and 2000......................................................   7

          Notes to Condensed Consolidated
          Financial Statements -Unaudited......................................................   8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................................  11

PART II   OTHER INFORMATION

Item 1    Legal Proceedings....................................................................  14

Item 2    Changes in Securities................................................................  14

Item 3    Defaults upon Senior Securities......................................................  14

Item 4    Submission of Matters to a Vote of Security Holders..................................  14

Item 5    Other Information....................................................................  14

Item 6    Exhibits and Reports on Form 8-K.....................................................  14

Signatures.....................................................................................  15

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

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month periods ended October 31, 2001 and 2000, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of October 31, 2001, and the related condensed consolidated statements of income and cash flows for the three month periods ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 2001, and, in our report dated September 26, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Pittsburgh, Pennsylvania,                          /s/ Arthur Andersen LLP
November 29, 2001

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------


                                                    Three Months Ended
                                                        October 31,
                                               ---------------------------
                                                     2001          2000
                                                 -----------   -----------
Net sales                                        $   141,956   $   214,726
Cost of sales                                        104,172       150,455
                                                 -----------   -----------
  Gross profit                                        37,784        64,271
Selling, general and administrative expenses          28,581        33,250
Amortization of goodwill                                 515           602
Research and development expenses                      1,205         1,250
Nonrecurring expense                                   1,339             -
                                                 -----------   -----------
  Income from operations                               6,144        29,169
Interest expense, net                                  1,596         2,394
Other (income) expense, net                             (162)          208
                                                 -----------   -----------
  Income before income taxes                           4,710        26,567
Income tax provision                                   1,880        10,358
                                                 -----------   -----------
Net income                                       $     2,830   $    16,209
                                                 ===========   ===========
Basic earnings per common share                  $      0.06   $      0.37
                                                 ===========   ===========
Diluted earnings per common share                $      0.06   $      0.36
                                                 ===========   ===========
Weighted average common shares outstanding        44,042,776    43,662,733
                                                 ===========   ===========
Weighted average common and common equivalent
    shares outstanding                            44,644,194    45,276,626
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                                             As of       As of
                                                                                          October 31,   July 31,
                                                                                             2001         2001
                                                                                          ------------  --------
                                                                                           (unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                               $    11,866   $ 14,625
  Trade accounts receivable, net of allowance for uncollectible accounts of $6,417 and
   $6,361, respectively                                                                        83,651     99,238

  Inventories                                                                                 156,799    158,415
  Other current assets                                                                         26,265     25,801
                                                                                          -----------   --------
     Total current assets                                                                     278,581    298,079
Property, plant and equipment, net                                                            223,095    218,993
Goodwill, net                                                                                  60,814     59,001
Other assets, net                                                                              10,169      8,323
                                                                                          -----------   --------
Total assets                                                                              $   572,659   $584,396
                                                                                          ===========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable to banks                                                                  $     6,907   $  5,354
  Current maturities of long-term debt                                                          2,538    118,902
  Other current liabilities                                                                    71,612     75,303
                                                                                          -----------   --------
     Total current liabilities                                                                 81,057    199,559
Long-term debt, excluding current maturities                                                  110,575      5,413
Other non-current liabilities                                                                  38,432     38,499
                                                                                          -----------   --------
     Total liabilities                                                                        230,064    243,471
                                                                                          -----------   --------
Stockholders' Equity:
  Preferred stock, par value $.01 per share -
  authorized 1,000,000 shares, no shares issued                                                   ---        ---

  Common stock, par value $.01 per share -
  authorized 100,000,000 shares, 47,719,674
  and 47,672,133 shares issued, respectively                                                      477        477
  Paid in capital                                                                             198,688    198,056
  Common stock issuable, 24,497 and 28,000 shares, respectively                                   266        358
  Retained earnings                                                                           209,294    206,464
  Treasury stock, at cost, 3,647,338 and 3,652,138 shares, respectively                       (45,658)   (45,719)
  Deferred compensation                                                                          (570)      (600)
  Accumulated other comprehensive deficit                                                     (19,902)   (18,111)
                                                                                          -----------   --------
     Total stockholders' equity                                                               342,595    340,925
                                                                                          -----------   --------
Total liabilities and stockholders' equity                                                $   572,659   $584,396
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                                (In thousands)
                                --------------


                                                            Three Months Ended
                                                               October 31,
                                                           -------------------
                                                              2001      2000
                                                           --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 22,123   $ 24,346
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment, net             (6,139)   (14,042)
 Acquisition of businesses, including transaction costs,
      net of cash acquired                                  (10,196)         -
                                                           --------   --------
Net cash used by investing activities                       (16,335)   (14,042)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in revolving note borrowings                     (8,867)   (12,228)
 Funds provided by long-term debt                               875        612
 Funds used to reduce long-term debt                           (997)    (1,137)
 Common stock issued or issuable                                312        415
 Net proceeds from exercise of stock options                    158      1,989
                                                           --------   --------
Net cash used by financing activities                        (8,519)   (10,349)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS                                                    (28)      (478)
                                                           --------   --------
 Net decrease in cash                                        (2,759)      (523)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               14,625     16,454
                                                           --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 11,866   $ 15,931
                                                           ========   ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest                                                   $  1,684   $  2,523
                                                           ========   ========
Income taxes                                               $  1,833   $  3,396
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
       ----------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form 10-K which was filed for the fiscal year ended July 31, 2001.

2. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying statements of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are classified as a component of either cost of sales or selling, general and administrative expenses ("SG&A"), depending on the specific operating unit. Shipping and handling costs included in SG&A were $2.0 million and $2.7 million for the three months ended October 31, 2001 and 2000, respectively.


3.    INVENTORIES
      -----------

Inventories of the Company consist of the following:

                            October 31,     July 31,
                               2001           2001
                            -----------    ----------
                                (In thousands)
     Raw materials             $ 40,474     $ 40,959
     Work-in-process             28,164       29,095
     Finished goods              88,161       88,361
                            -----------    ---------
                               $156,799     $158,415
                            ===========    =========

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

                                                                         Three Months Ended
                                                                             October 31,
                                                                   -------------------------------
                                                                         2001           2000
                                                                    -------------------------------
                                                                     (In thousands, except share
                                                                          and per share data)
Net income                                                             $     2,830    $    16,209
                                                                       -----------    -----------
Basic earnings per common share:
Weighted average common shares outstanding                              44,042,776     43,662,733
 Basic earnings per common share                                       $      0.06    $      0.37
                                                                       ===========    ===========
Diluted earnings per common share:
Weighted average common shares outstanding                              44,042,776     43,662,733
Effect of dilutive stock options and grants                                601,418      1,613,893
                                                                       -----------    -----------
Weighted average common and common equivalent shares outstanding        44,644,194     45,276,626
  Diluted earnings per common share                                    $      0.06    $      0.36
                                                                       ===========    ===========

Options to purchase 2,039,051 and 11,250 shares of common stock were outstanding during the three month periods ended October 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

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

The Company evaluates segment performance based on operating profit excluding net nonrecurring items, after allocation of Corporate expenses. Nonrecurring charges of $1.3 million were incurred in the three months ended October 31, 2001, representing severance costs associated with a workforce reduction as well as costs incurred as a result of the closing of a facility. Of the total nonrecurring charge, approximately $1.2 million was associated with operations in the Network Communication segment.

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                     Network       Specialty
                                  Communication    Electronic
                                     Segment        Segment     Total
                                  -------------   ----------  ---------
Three Months Ended October 31,              (In thousands)
Sales:
 2001                             $ 87,874        $54,082      $141,956
 2000                             $144,894        $69,832      $214,726

Segment Operating Profit:
 2001                             $  1,743        $ 5,740      $  7,483
 2000                             $ 17,990        $11,179      $ 29,169

6.  OTHER COMPREHENSIVE INCOME
    --------------------------

Comprehensive income is defined as all changes in stockholders' equity during a period except those resulting from investment by or distribution to stockholders. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Comprehensive income was $1.0 million and $11.0 million for the three months ended October 31, 2001 and 2000, respectively.

7.  SUBSEQUENT EVENT
    ----------------

In December 2001, the Company purchased 83.6% of the outstanding stock of Kabelovna Decin-Podmokly, a.s., based in the Czech Republic, a manufacturer of communication, fiber optic, medical, signal and control cable and cable harnesses with annual revenues of approximately $45 million.

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

Results of Operations

                                    Overview

Sales for the three months ended October 31, 2001 ("first quarter 2002") were $142.0 million, a decrease of 34% compared to the three months ended October 31, 2000 ("first quarter 2001"). The decrease in sales was primarily due to the slowdown in the U.S. economy and in the telecommunication marketplace that began in the second half of the Company's 2001 fiscal year. Sales for the Network Communication segment were $87.9 million, a decline of 39% over the same period last year, and represented 62% of total revenue. Sales for the Specialty Electronic segment declined 23%, to $54.1 million for the first quarter 2002. The gross margin for the first quarter 2002 was 26.6% compared to 29.9% for the first quarter 2001. The reduction in gross margin was primarily due to volume inefficiencies. Selling, general and administrative expenses ("SG&A") for the first quarter 2002 decreased 14% to $28.6 million compared to $33.3 million for the same period last year, primarily due to lower sales volume related expenses and reduced employee costs. Excluding nonrecurring charges, net income for the first quarter 2002 was $3.6 million ($0.08 per diluted share) compared to net income of $16.2 million ($0.36 per diluted share) for the first quarter 2001. Reported net income for the first quarter 2002 was $2.8 million ($0.06 per diluted share). Despite the challenging economic conditions, during the first quarter 2002 the Company reduced debt by $9.0 million and improved its net debt to total capitalization ratio to 24% compared to 28% a year ago.

                Three Months Ended October 31, 2001 Compared to
                      Three Months Ended October 31, 2000

Sales for the first quarter 2002 were $142.0 million compared to $214.7 million
for the first quarter 2001, a decrease of 34%.   Network Communication segment
sales decreased $57.0 million, or 39%, to $87.9 million for the first quarter 2002 compared to $144.9 million for the first quarter 2001, and Specialty Electronic segment sales declined $15.7 million, or 23%, to $54.1 million for the first quarter 2002 compared to $69.8 million for the first quarter 2001.
The year over year decrease in sales for the Network Communication segment was primarily due to the slowdown in the network and telecommunication marketplaces which began in the second half of the Company's 2001 fiscal year. Sales of cable products for the telecommunication equipment market continue to be affected by very low demand, with sales of central office, computer interconnect products (primarily for telecom switching applications), single mode fiber optic cable and wireless products decreasing 62%, 72%, 73%, and 72%, respectively, over the first quarter 2001. For network cable products, a 4% increase in sales of the higher performance gigabit cables was more than offset by a decrease of
55% in sales of the lower performance rated Category 5 cable.   The decrease in
sales for the Specialty Electronic segment was primarily due to lower sales of industrial cables, which the Company believes reflects lower demand from electronic equipment manufacturers in response to the economic slowdown. Sales outside of North America were $35.5 million for the first quarter 2002, a decrease of 23% compared to sales of $46.2 million for the first quarter 2001. The decline in sales outside of North America was primarily due to lower sales of telecommunication related products in Europe, however the Company did experience growth in sales of network products in Southeast Asia as the Company continues to focus on expanding its presence in this region.

The gross margin for the first quarter 2002 was 26.6% compared to 29.9% for the first quarter 2001. The change in the gross margin was due to a lower margin for both the Network Communication and Specialty Electronic segments, caused primarily by volume inefficiencies resulting from the greater absorption of manufacturing expenses due to the lower production levels. The gross margin was also negatively impacted by competitive pricing for certain products.

SG&A for the first quarter 2002 was $28.6 million, a decrease of $5.4 million over the same period last year, excluding the SG&A of acquired businesses. The decrease in SG&A was primarily due to lower sales volume related expenses, as well as reduced employee costs resulting in part from the Company's efforts to reduce expenses in response to the current economic conditions. Excluding acquisitions, SG&A as a percentage of sales for the first quarter 2002 was 19.8% compared to 15.5% for the first quarter 2001. The increase in SG&A as a percentage of sales was primarily due to the lower sales volume.

Nonrecurring charges of $1.3 million ($0.8 million net of tax) were incurred during the first quarter 2002 representing severance costs associated with workforce reductions at certain operations as well as costs incurred as a result of the closing of the Company's wireless assembly facility. Costs resulting from the facility closure primarily represented the write-off of inventory applicable to terminated customer contracts.

Interest expense decreased $0.8 million to $1.6 million for the first quarter 2002 compared to $2.4 million for the first quarter 2001, due to both the lower average balance of debt outstanding as well as lower interest rates on the Company's variable interest debt. The effective tax rate was 39.9% for the first quarter 2002 compared to 39.0% for the same period last year.

Excluding the nonrecurring expense, net income for the first quarter 2002 decreased $12.6 million, or 78%, to $3.6 million ($0.08 per diluted share) compared to net income of $16.2 million ($0.36 per diluted share) for the first quarter 2001. Net income as reported for the first quarter 2002 was $2.8 million ($0.06 per diluted share).

Financial Condition

Liquidity and Capital Resources
-------------------------------

The Company generated $22.1 million of net cash from operating activities during the first quarter 2002. Operating working capital decreased $12.6 million, excluding the changes resulting from the initial recording of the working capital of an acquired business. The change in operating working capital was primarily the result of a decrease in accounts receivable of $16.5 million which was partially offset by a decrease in accrued liabilities of $7.2 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash used by investing activities of $16.3 million included $6.1 million of capital expenditures and $10.2 million for the acquisition of a business. Net cash used by financing activities of $8.5 million included $9.0 million used to reduce outstanding debt partially offset by $0.5 million received from the exercise of stock options and issuance of common stock pursuant to the Company's employee stock purchase plan.

The Company's primary bank credit agreement (the "Credit Agreement") is comprised of a $121.3 million U.S. revolving facility, including a $50.0 million Deutschmark sub-facility, and a CDN $115.0 million Canadian revolving facility. In addition to the Credit Agreement, the Company has a 364-day, unsecured bank revolving credit agreement (the "364-day Facility") with a maximum principal amount of $15.0 million, and a foreign credit facility in the United Kingdom (the "European Credit Agreement") that provides for up to approximately $10.9 million of borrowings. As of October 31, 2001, the Company had availability of $85.4 million, $15.0 million and $4.8 million under the Credit Agreement, 364-day Facility and European Credit Agreement, respectively.

The Company is in the process of refinancing these existing credit facilities and expects the refinancing to be completed prior to December 31, 2001. The Company expects to enter into a $200.0 million U.S. revolving facility (the "U.S. Facility"), including a $50.0 million European sub-facility and a $15.0 million United Kingdom sub-facility, and also into a $65.0 million Canadian revolving facility (the "Canadian Facility"). The availability under the U.S. Facility would be reduced by a $65.0 million letter of credit securing the Canadian Facility. The U.S. and Canadian Facilities would expire January 1, 2005, and borrowings under the Facilities would bear interest at a base rate, as defined, plus an applicable margin, which for the U.S. Facility would be based on the attainment of certain performance factors. The initial applicable interest rate margin for the U.S. Facility, based on the Company's current leverage ratio, would be 145 basis points, and a 30 basis point facility fee would be imposed on the maximum facility amount. Fees for letters of credit issued under the U.S. Facility would be charged at the applicable interest rate margin. Borrowings under the Canadian Facility would bear interest at the Canadian Banker's Acceptance rate, plus an applicable margin of 30 basis points. A facility fee of 15 basis points would be charged under the Canadian Facility. The U.S. and Canadian Facilities would contain customary financial and non-financial covenants.

Based on an analysis of current expectations for its business, management believes that the Company's cash flow from operations and the available portion of its credit facilities, as well as the Company's anticipated refinancing of such credit facilities, will provide it with sufficient liquidity to meet its current liquidity needs.

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

New Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") in June 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective August 1, 2002, and has not yet determined the impact of adoption. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS 143 August 1,2002 and has not yet determined the impact, if any, of adoption. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective August 1, 2002, and has not yet determined the impact, if any, of adoption.

Forward-Looking Statements -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the ability to refinance the Company's credit facilities, the ability to remain in compliance with financial and other covenants contained in the Company's credit facilities, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 2001, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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


                       CABLE DESIGN TECHNOLOGIES CORPORATION


                       /s/ Ferdinand C. Kuznik
                       -------------------------------
December 17, 2001      Ferdinand C. Kuznik
                       Chief Executive Officer



                       /s/ Kenneth O. Hale
                       -------------------------------
December 17, 2001      Kenneth O. Hale
                       Vice President and Chief Financial Officer