Form 10-Q
period 2002-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2002-03-13
CIK 913142

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2002
                          Commission File No. 0-22724

                     CABLE DESIGN TECHNOLOGIES CORPORATION
            (Exact name of registrant as specified in its charter)


                 Delaware                                 36-3601505
      (State or other jurisdiction of           (I.R.S. Employer Identification
      incorporation or organization)                         No.)

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

                   Yes    X             No ____
                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at 3/8/02
                  -----                         ---------------------
          Common Stock, $.01 Par Value                44,326,646

                     CABLE DESIGN TECHNOLOGIES CORPORATION
                     -------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                                            Page
                                                                                                            ----
PART I            FINANCIAL INFORMATION


Item 1            Financial Statements.....................................................................  3

                  Review Report of Independent Public Accountants for
                  the Three Months and Six Months Ended January 31, 2002 and 2001..........................  4

                  Condensed Consolidated Statements of
                  Income - Unaudited for the Three Months and Six Months Ended
                  January 31, 2002 and 2001................................................................  5

                  Condensed Consolidated Balance Sheets
                  as of January 31, 2002 (Unaudited) and July 31, 2001.....................................  6

                  Condensed Consolidated Statements of
                  Cash Flows - Unaudited for the Six Months
                  Ended January 31, 2002 and 2001..........................................................  7

                  Notes to Condensed Consolidated
                  Financial Statements - Unaudited.........................................................  8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................... 12

PART II           OTHER INFORMATION

Item 1            Legal Proceedings........................................................................ 16

Item 2            Changes in Securities.................................................................... 16

Item 3            Defaults upon Senior Securities.......................................................... 16

Item 4            Submission of Matters to a Vote of Security Holders...................................... 16

Item 5            Other Information........................................................................ 16

Item 6            Exhibits and Reports on Form 8-K......................................................... 17

Signatures        ......................................................................................... 18

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


REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has made a review, based upon procedures adopted by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements as of and for the three month and six month periods ended January 31, 2002 and 2001, contained in this report. As stated on page 4, Arthur Andersen LLP did not audit and accordingly does not express an opinion on the unaudited consolidated financial statements; however as a result of such review, they are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Cable Design Technologies
Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of January 31, 2002, and the related condensed consolidated statements of income for the three month and six month periods ended January 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the six month periods ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Cable Design Technologies Corporation and Subsidiaries as of July 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented separately herein), and, in our report dated September 26, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Pittsburgh, Pennsylvania,                              /s/Arthur Andersen LLP
February 25, 2002

                                      CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                      ------------------------------------------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                                      -------------------------------------------------------

                                          (In thousands, except share and per share data)
                                          -----------------------------------------------

                                                                        Three Months Ended                 Six Months Ended
                                                                            January 31,                       January 31,
                                                                ------------------------------    ------------------------------
                                                                    2002             2001             2002             2001
                                                                -------------    -------------    -------------    -------------
Net sales                                                       $     127,065    $     202,645    $     269,021    $     417,371

Cost of sales                                                          99,973          143,790          204,145          294,245
                                                                -------------    -------------    -------------    -------------
     Gross profit                                                      27,092           58,855           64,876          123,126

Selling, general and administrative expenses                           28,209           35,654           56,790           68,904

Amortization of goodwill                                                  510              606            1,025            1,208

Research and development expenses                                       1,255            1,316            2,460            2,566

Nonrecurring expense                                                    3,901              ---            5,240              ---
                                                                -------------    -------------    -------------    -------------
     Income (loss) from operations                                     (6,783)          21,279             (639)          50,448

Interest expense, net                                                   1,527            2,440            3,123            4,834

Other (income) expense, net                                                 5              (23)            (157)             185
                                                                -------------    -------------    -------------    -------------
     Income (loss) before income taxes                                 (8,315)          18,862           (3,605)          45,429

Income tax (benefit) provision                                         (3,021)           7,338           (1,141)          17,696
                                                                -------------    -------------    -------------    -------------
Net income (loss)                                               $      (5,294)   $      11,524    $      (2,464)   $      27,733
                                                                =============    =============    =============    =============
Basic earnings (loss) per common share                          $       (0.12)   $        0.26    $       (0.06)   $        0.63
                                                                =============    =============    =============    =============

Diluted earnings (loss) per common share                        $       (0.12)    $       0.26    $       (0.06)   $        0.61
                                                                =============    =============    =============    =============

Weighted average common shares                                     44,114,191       43,717,728       44,089,615       43,674,329
                                                                =============    =============    =============    =============

Weighted average common and common equivalent shares               44,114,191       44,891,233       44,089,615       45,109,063
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (In thousands, except share and per share data)
                -----------------------------------------------

                                                                                            January 31,         July 31,
                                                                                                2002              2001
                                                                                          ---------------    --------------
                                                                                             (unaudited)
ASSETS
------
Current assets:

     Cash and cash equivalents                                                             $      28,431      $     14,625

     Trade accounts receivable, net of allowance for uncollectible accounts of $5,993
      and $6,361, respectively                                                                    77,045            99,238

     Inventories                                                                                 151,883           158,415

     Other current assets                                                                         29,299            25,801
                                                                                          ---------------    --------------
         Total current assets                                                                    286,658           298,079

Property, plant and equipment, net                                                               233,965           218,993

Goodwill, net                                                                                     59,989            59,001

Other assets                                                                                      11,264             8,323
                                                                                          ---------------    --------------
Total assets                                                                               $     591,876      $    584,396
                                                                                          ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

     Notes payable to banks                                                                $       4,778      $      5,354

     Current maturities of long-term debt                                                          2,142           118,902

     Other current liabilities                                                                    63,751            75,303
                                                                                          ---------------    --------------
          Total current liabilities                                                               70,671           199,559

Long-term debt, excluding current maturities                                                     140,048             5,413

Other non-current liabilities                                                                     44,394            38,499
                                                                                          ---------------    --------------
Total liabilities                                                                                255,113           243,471

Stockholders' equity:

     Preferred stock, par value $.01 per share -
      authorized 1,000,000 shares, no shares issued                                                  ---               ---

     Common stock, par value $.01 per share -
      authorized 100,000,000 shares, 47,766,221
      and 47,672,133 shares issued, respectively                                                     478               477

     Paid in capital                                                                             199,036           198,056

     Common stock issuable, 25,592 and 28,000 shares, respectively                                   278               358

     Deferred compensation                                                                           (45)             (600)

     Retained earnings                                                                           204,000           206,464

     Treasury stock, at cost, 3,642,738 and 3,652,138 shares, respectively                       (45,601)          (45,719)

     Accumulated other comprehensive deficit                                                     (21,383)          (18,111)
                                                                                          ---------------    --------------
Total stockholders' equity                                                                       336,763           340,925
                                                                                          ---------------    --------------
Total liabilities and stockholders' equity                                                 $     591,876      $    584,396
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

            CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                                (In thousands)
                                --------------

                                                                                                       Six Months Ended
                                                                                                          January 31,
                                                                                                -------------     ------------
                                                                                                     2002             2001
                                                                                                -------------     ------------
        Net cash provided by operating activities                                                $    29,535       $   16,771

        Cash flows from investing activities:

            Purchases of property, plant and equipment                                                (8,647)         (22,088)

            Acquisition of businesses, including transaction costs,
               net of cash acquired                                                                  (25,552)            ----
                                                                                                -------------     ------------
        Net cash used by investing activities                                                        (34,199)         (22,088)

        Cash flows from financing activities:

            Net change in revolving note borrowings                                                   19,713             (300)

            Funds provided by long-term debt                                                             587            1,511

            Funds used to reduce long-term debt                                                       (1,304)          (2,501)

            Common stock issued or issuable                                                              590              838

            Net proceeds from exercise of stock options                                                  385            2,137

            Payments of deferred financing fees                                                       (1,370)            ----
                                                                                                -------------     ------------

        Net cash provided by financing activities                                                     18,601            1,685
                                                                                                -------------     ------------

        Effect of exchange rate changes on cash and cash equivalents                                    (131)            (128)
                                                                                                -------------     ------------

        Net increase (decrease) in cash                                                               13,806           (3,760)

        Cash and cash equivalents, beginning of period                                                14,625           16,454
                                                                                                -------------     ------------

        Cash and cash equivalents, end of period                                                 $    28,431       $   12,694
                                                                                                =============     ============

        Supplemental disclosure of cash flow information:

        Cash paid during the period for:

            Interest                                                                             $     3,218       $    5,133
                                                                                                =============     ============
            Income taxes                                                                         $     6,247       $   17,856
                                                                                                =============     ============

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

2. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying statements of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are classified as a component of either cost of sales or selling, general and administrative expenses ("SG&A"), depending on the specific operating unit. Shipping and handling costs included in SG&A were $1.8 million and $2.4 million for the three months ended January 31, 2002 and 2001, respectively, and $3.9 million and $5.1 million for the six months ended January 31, 2002 and 2001, respectively.

3. INVENTORIES
   -----------

Inventories, net of reserves, of the Company consist of the following:

                                                                                            January 31,        July 31,
                                                                                               2002              2001
                                                                                           -------------    -------------
                                                                                                    (In thousands)
      Raw materials                                                                          $   41,526       $   40,959

      Work-in-process                                                                            28,329           29,095

      Finished goods                                                                             82,028           88,361
                                                                                           -------------    -------------
                                                                                             $  151,883       $  158,415
                                                                                           =============    =============

During the three months ended January 31, 2002, the Company incurred a charge of $3.3 million to increase the provision for slow moving inventory associated with products for the telecommunication central office marketplace based on management's expectations that no significant improvement will occur in this marketplace for at least the next six months. Such charge is included in cost of sales in the accompanying consolidated statement of income.

4. FINANCING ARRANGEMENTS
   ----------------------

The Company entered into a new unsecured revolving credit facility on December 17, 2001 which provides for borrowings of up to $200.0 million (the "U.S. Facility"), including a $50.0 million European sub-facility and a $15.0 million U.K. sub-facility. The Company also entered into a separate $65.0 million revolving facility for it's Canadian operations (the "Canadian Facility"), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at LIBOR or a base rate, as defined, plus an applicable margin, which is based on the Company's leverage ratio as calculated under the facility. The applicable interest rate margins under the U.S. Facility for the Company's third fiscal quarter are expected to be 162.5 basis points on outstanding borrowings, and a 37.5 basis point facility fee on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker's Acceptance rate, plus an applicable margin of 30 basis points. A facility fee of 15 basis points is payable under the Canadian Facility. As of January 31, 2002, the Company had availability of approximately $44.8 million and $14.6 million under the U.S. Facility and Canadian Facility, respectively.

The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of "fixed charge" and "leverage" ratios and a minimum net worth test. Compliance with these covenants is dependant on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and tax, interest and scheduled principal payments and, in the case of the leverage ratio, the Company's consolidated debt (net of cash). Important to both of these ratios is the Company's net income before interest, taxes, depreciation and amortization (EBITDA), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the Bank Agent in the case of certain types of charges. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on results of operations and the levels of the various components that are included in the calculations.

5. EARNINGS PER SHARE
   ------------------

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

                                                               Three Months Ended         Six Months Ended
                                                                  January 31,                January 31,
                                                          --------------------------- ---------------------------
                                                               2002          2001         2002          2001
                                                          ------------- ------------- ------------- -------------
                                                               (In thousands, except share and per share data)
 Net income (loss)                                          $    (5,294)  $    11,524   $    (2,464)  $    27,733
                                                            -----------   -----------   -----------   -----------

 Basic earnings (loss) per common share:
 Weighted average common shares outstanding                  44,114,191    43,717,728    44,089,615    43,674,329
     Basic earnings (loss) per common share                 $     (0.12)  $      0.26   $     (0.06)  $      0.63
                                                            ===========   ===========   ===========   ===========

 Diluted earnings (loss) per common share:
 Weighted average common shares outstanding                  44,114,191    43,717,728    44,089,615    43,674,329
 Common stock equivalents                                        --         1,173,505        --         1,434,734
                                                            -----------   -----------   -----------   -----------
 Weighted average common and common
 equivalent shares outstanding                               44,114,191    44,891,233    44,089,615    45,109,063
    Diluted earnings (loss) per common share                $     (0.12)  $      0.26   $     (0.06)  $      0.61
                                                            ===========   ===========   ===========   ===========

As a result of the net loss reported for the three and six months ended January 31, 2002, common stock equivalents totaling 565,913 and 577,163, respectively, were excluded from the calculation of diluted loss per common share due to their anti-dilutive effect. Additionally, options outstanding which were excluded from the computation of common stock equivalents as the option's exercise prices were greater than the average market price of the common stock for the periods totaled 2,539,051 and 536,500 for the three months and 2,539,051 and 397,750 for the six months ended January 31, 2002 and 2001, respectively.

6. INDUSTRY SEGMENT INFORMATION
   ----------------------------

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

The Company evaluates segment performance based on operating profit excluding net nonrecurring items, after allocation of Corporate expenses. Nonrecurring charges of $3.9 million and $5.2 million, respectively, were incurred in the three and six month periods ended January 31, 2002, and approximately $3.5 million and $4.7 million of the total nonrecurring charges for the respective periods were associated with operations in the Network Communication segment. See Note 8 for further discussion.

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                             Network               Specialty
                                          Communication            Electronic
                                             Segment                Segment             Total
                                       -------------------   --------------------   --------------
 Three Months Ended January 31,                                 (In thousands)

 Sales:
   2002                                        $ 79,791            $47,274             $127,065
   2001                                        $140,235            $62,410             $202,645

 Segment Operating Profit (Loss):
   2002                                        $ (4,995)           $ 2,113             $ (2,882)
   2001                                        $ 12,741            $ 8,538             $ 21,279

                                             Network               Specialty
                                          Communication           Electronic
                                             Segment                Segment             Total
                                       -------------------   --------------------   ------------
 Six Months Ended January 31,                                    (In thousands)

 Sales:
   2002                                        $167,665            $101,356            $269,021
   2001                                        $285,129            $132,242            $417,371

 Segment Operating Profit (Loss):
   2002                                        $ (3,252)           $  7,853            $  4,601
   2001                                        $ 30,731            $ 19,717            $ 50,448

7.   OTHER COMPREHENSIVE INCOME (LOSS)
     --------------------------------

Comprehensive income (loss) is defined as all changes in stockholders' equity during a period except those resulting from investment by or distribution to stockholders. The Company's comprehensive income (loss) differs from net income
(loss) due to foreign currency translation adjustments. Comprehensive income
(loss) was $(6.8) million and $15.5 million for the three months and $(5.7) million and $26.5 million for the six months ended January 31, 2002 and 2001, respectively.

8.   NONRECURRING EXPENSE
     --------------------

During the three months ended January 31, 2002, the Company incurred restructuring and asset impairment charges totaling $3.9 million. A restructuring charge of $2.2 million represented severance costs associated with a workforce reduction of approximately 120 hourly and salaried employees. Asset impairment charges of $1.7 million were incurred related to property and equipment to be held for sale as a result of the consolidation of certain facilities. The asset impairment charge represents the difference between the carrying value of such property and equipment and the estimated fair market value, less costs to sell.

During the first quarter of fiscal 2002, the Company incurred severance costs of $0.8 million associated with a workforce reduction of approximately 155 hourly and salaried employees including workers provided through contract manufacturing arrangements. Also during the first quarter of fiscal 2002, $0.5 million of costs were incurred related to the closing of the Company's wireless assembly facility. These costs primarily represented the write-off of inventory applicable to terminated customer contracts.

The following table displays the activity and balances of the restructuring reserve accounts for the six months ended January 31, 2002:

                                          July 31,                        Reclasses/       January 31,
                                        2001 reserve        Charges       deductions       2002 reserve
                                      ----------------    -----------   --------------   ---------------
                                                               (In thousands)
Severance benefits                           $5,591          $3,074         $(4,449)             $4,216

Asset write-downs                               ---           2,166          (2,166)                ---
                                      -------------     -----------    ------------         -----------
Total                                        $5,591          $5,240         $(6,615)             $4,216
                                      =============     ===========    ============         ===========

Total reclasses/deductions represent cash payments and amounts deducted from the assets to which they apply. Cash payments for the six months ended January 31, 2002 were $4.0 million.

9.   ACQUISITIONS
     ------------

On December 4, 2001 the Company purchased 83.6%, and on January 16, 2002 purchased an additional 5.0%, of the outstanding stock of Kabelovna Decin-Podmokly, a.s., ("KDP/CDT") based in the Czech Republic. KDP/CDT is a manufacturer of communication, fiber optic, medical, signal and control cable and cable harnesses with annual revenues for the 2001 calendar year of approximately $45 million.

On August 15, 2001, the Company purchased 100% of the outstanding stock of A. W. Industries ("AWI/CDT"), based in Ft. Lauderdale, Florida. AWI/CDT is a designer and manufacturer of connectors for the telecommunication and other industries.

The results of operations of KDP/CDT and AWI/CDT have been included in the consolidated financial statements since the respective acquisition dates.

The aggregate purchase price of KDP/CDT and AWI/CDT was $40.9 million, including $15.2 million of cash acquired. The acquisitions were accounted for under the purchase method, under which the purchase price is allocated based on the estimated fair market value of the assets and liabilities acquired. Acquired intangible assets were $2.4 million, and included $0.7 million assigned to trade names that are not subject to amortization. The remaining $1.7 million of intangible assets represent customer lists and contracts, patents, and non-compete agreements. These intangible assets have estimated useful lives ranging from one to five years. Allocation of the purchase price resulted in goodwill of $2.4 million, all of which was assigned to the Network Communication segment. None of the goodwill is deductible for tax purposes. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets, therefore the allocation of purchase price is subject to adjustment.

Subsequent to January 31, 2002, the Company acquired an additional 4.2% of the outstanding shares of KDP/CDT.

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Selling, general and administrative expenses for the three months ended January 31, 2002 include a $1.3 million contingency provision for a lawsuit currently in discovery, and whose worst-case exposure is estimated at $3.0 million. Although the outcome of this matter is not certain at this time, the provision represents management and outside counsel's most likely estimate of exposure.

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

Results of Operations

                                   Overview

Sales for the three months ended January 31, 2002 ("second quarter 2002") decreased 37%, to $127.1 million, and sales for the six months ended January 31, 2002 ("first half 2002") decreased 36%, to $269.0 million. Sales for the second quarter 2002 include $6.2 million attributable to acquired businesses. The following nonrecurring and other charges totaling $8.5 million ($5.1 million net of tax) were incurred in the second quarter 2002. A charge of $3.3 million ($2.0 million net of tax), included in cost of sales, represents a provision for slow moving inventory associated with products for the telecommunication central office marketplace. Selling, general and administrative expenses ("SG&A") for the second quarter 2002 include a $1.3 million
 ($0.8 million net of tax) provision for a lawsuit currently in discovery, and whose worst-case exposure is estimated at $3.0 million. Although the outcome of this matter is not certain at this time, the provision represents management and outside counsel's most likely estimate of exposure. Second quarter 2002 nonrecurring expense of $3.9 million ($2.3 million net of tax) consists of $2.2 million of severance costs associated with a workforce reduction, and a $1.7 million asset impairment charge associated with property and equipment to be held for sale as a result of facilities consolidations. Nonrecurring expense for the first half 2002 also includes a first quarter charge of $1.3 million ($0.8 million net of tax) for severance costs associated with workforce reductions as well as costs incurred as a result of the closing of the Company's wireless assembly facility, representing primarily the write-off of inventory applicable to terminated customer contracts. The comparative three and six month periods ended January 31, 2001 ("second quarter 2001" and "first half 2001", respectively), include a bad debt charge of $3.1 million ($1.9 million net of tax) due to the bankruptcy of a large distribution customer. Excluding the nonrecurring and other charges described above for the respective periods, the net loss for the second quarter 2002 was $0.2 million ($0.00 per diluted share) compared to net income of $13.5 million ($0.30 per diluted share) for the second quarter 2001, and first half 2002 net income was $3.5 million ($0.08 per diluted share) compared to $29.7 million ($0.66 per diluted share) for the first half 2001.


                Three Months Ended January 31, 2002 Compared to
                      Three Months Ended January 31, 2001

Sales for the second quarter 2002 were $127.1 million compared to $202.6 million for the second quarter 2001, a decrease of 37%. Network Communication segment sales decreased $60.4 million, or 43%, to $79.8 million for the second quarter 2002 compared to $140.2 million for the second quarter 2001, and Specialty Electronic segment sales declined $15.1 million, or 24%, to $47.3 million for the second quarter 2002 compared to $62.4 million for the second quarter 2001. The decrease in sales for the Network Communication segment was primarily due to the slowdown in both the U.S. economy and in the telecommunication marketplace that began in the second half of the Company's 2001 fiscal year. Sales of products for the telecommunication market, which continue to be affected by very low demand, decreased 69% compared to the second quarter 2001, excluding sales attributable to acquired businesses. Network product sales decreased 27%, including a 56% decline in sales of the lower performance Category 5 cable. However, sales of the higher performance gigabit network cable decreased only 7%. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of industrial cables, which the Company believes reflects lower demand from electronic equipment manufacturers in response to the economic slowdown.

Sales outside of North America were $37.0 million for the second quarter 2002, a decrease of 23% compared to sales of $47.9 million for the second quarter 2001. The decline in sales outside of North America was primarily due to lower sales of telecommunication related products in Europe, which was partially offset by sales attributable to the acquired businesses. The Company experienced growth in sales of network products in Southeast Asia as the Company continues efforts to expand its presence in this region.

Gross profit for the second quarter 2002, excluding the inventory provision previously discussed (see Results of Operations- Overview), decreased 48% to $30.4 million compared to $58.9 million for the second quarter 2001, and the gross margin was 23.9% compared to 29.0% for the respective periods. The change in the gross margin was due to a lower margin for both the Network Communication and Specialty Electronic segments, caused primarily by volume inefficiencies resulting from the greater absorption of manufacturing expenses due to the lower production levels, particularly for telecommunication equipment related products. Additionally, the slowdown in both the U.S. economy and in the telecommunication marketplace generally resulted in greater pricing pressure for the Company's products.

SG&A for the second quarter 2002 was $26.9 million compared to $32.5 million for the same period last year, excluding the charges previously discussed (see Results of Operations- Overview). The decrease in SG&A of $7.2 million, excluding the additional SG&A of acquired businesses, was primarily due to lower sales volume related expenses and reduced employee costs resulting in part from the Company's efforts to reduce expenses in response to the current economic conditions. Excluding the aforementioned charges, SG&A as a percentage of sales increased to 21.2% for the second quarter 2002 compared to 16.1% for the second quarter 2001, reflecting the lower sales volume.

Interest expense decreased $0.9 million to $1.5 million for the second quarter 2002 compared to $2.4 million for the second quarter 2001, primarily due to a lower average interest rate.

Excluding the nonrecurring and other charges previously discussed (see Results of Operations- Overview), the net loss for the second quarter 2002 was $0.2 million ($0.00 per diluted share), a decrease of $13.7 million compared to net income of $13.5 million ($0.30 per diluted share) for the second quarter 2001. Reported net loss for the second quarter 2002 was $5.3 million ($0.12 per diluted share) compared to net income of $11.5 million ($0.26 per diluted share) for the second quarter 2001.

                 Six Months Ended January 31, 2002 Compared to
                       Six Months Ended January 31, 2001

Sales for the first half 2002 decreased 36% to $269.0 million. Network Communication segment sales decreased 41% to $167.7 million for the first half 2002 compared to sales of $285.1 million for the first half 2001. The decrease in sales for the Network Communication segment was primarily due to the slowdown in both the U.S. economy and in the telecommunication marketplace that began in the second half of the Company's 2001 fiscal year. Sales of products for the telecommunication market continue to be affected by very low demand, decreasing 66% compared to the first half 2001 excluding sales attributable to acquired businesses. Network product sales decreased 24%, including a 56% decline in sales of the lower performance Category 5 cable. However, sales of the higher performance gigabit network cable decreased only 2%. Specialty Electronic segment sales decreased 23%, or $30.8 million, to $101.4 million for the first half 2002 compared to $132.2 million for the first half 2001. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of industrial cables, which the Company believes reflects lower demand from electronic equipment manufacturers in response to the economic slowdown. Sales outside of North America were $72.5 million for the first half 2002, a decrease of 23% compared to sales of $94.1 million for the first half 2001. The decrease in sales outside of North America was primarily due to lower sales of telecommunication related products in Europe, which was partially offset by sales attributable to the acquired businesses. The Company experienced growth in sales of network products in Southeast Asia as the Company continues efforts to expand its presence in this region.

Gross profit for the first half 2002 decreased 45% to $68.1 million compared to $123.1 million for the first half 2001, excluding the second quarter 2002 inventory provision previously discussed (see Results of Operations- Overview), and the gross margin was 25.3% compared to 29.5% for the respective periods. The decrease in the gross margin was due to a lower margin for both the Network Communication and Specialty Electronic segments, caused primarily by volume inefficiencies resulting from the greater absorption of manufacturing expenses due to the lower production levels, particularly for telecommunication equipment related products. Additionally, the slowdown in both the U.S. economy and in the telecommunication marketplace generally resulted in greater pricing pressure for the Company's products.

SG&A for the first half 2002 was $55.5 million compared to $65.8 million for the first half 2001, excluding the charges previously discussed (see Results of Operations- Overview). The decrease in SG&A of $12.6 million, excluding the additional SG&A of acquired businesses, was primarily due to lower sales volume related expenses and reduced employee costs resulting in part from the Company's efforts to reduce expenses in response to the current economic conditions. Excluding the aforementioned charges, SG&A as a percentage of sales increased to 20.6% for the first half 2002 compared to 15.8% for the first half 2001, reflecting the lower sales volume.

Interest expense decreased $1.7 million to $3.1 million for the first half 2002 compared to $4.8 million for the first half 2001, primarily due to a lower average interest rate.

Excluding the nonrecurring and other charges previously discussed (see Results of Operations- Overview), net income for the first half 2002 was $3.5 million ($0.08 per diluted share) compared to $29.7 million ($0.66 per diluted share) for the first half 2001. Reported net loss for the first half 2002 was $2.5 million ($0.06 per diluted share) compared to net income of $27.7 million ($0.61 per diluted share) for the first half 2001.

Financial Condition

Liquidity and Capital Resources
-------------------------------

The Company generated $29.5 million of net cash from operating activities during the first half 2002. Operating working capital decreased $17.1 million, excluding the changes resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the result of decreases in accounts receivable and inventory of $26.7 million and $12.0 million, respectively, which were partially offset by decreases in accrued liabilities and taxes of $14.1 million and in accounts payable of $5.1 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash used by investing activities of $34.2 million included $8.6 million of capital expenditures and $25.6 million for the acquisition of businesses, net of cash acquired of $15.2 million. Net cash provided by financing activities of $18.6 million included $17.6 million from debt sources, net of payments for deferred financing fees in connection with the Company's credit facilities discussed below, and $1.0 million received from the exercise of stock options and issuance of common stock pursuant to the Company's employee stock purchase plan.

The Company entered into a new unsecured revolving credit facility on December 17, 2001 which provides for borrowings of up to $200.0 million (the "U.S. Facility"), including a $50.0 million European sub-facility and a $15.0 million U.K. sub-facility. The Company also entered into a separate $65.0 million revolving facility for it's Canadian operations (the "Canadian Facility"), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The U.S. and Canadian Facilities expire on January 2, 2005 and on December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at LIBOR or a base rate, as defined, plus an applicable margin, which is based on the Company's leverage ratio as calculated under the facility. The applicable interest rate margins under the U.S. Facility for the Company's third fiscal quarter are expected to be 162.5 basis points on outstanding borrowings, and a 37.5 basis point facility fee on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker's Acceptance rate, plus an applicable margin of 30 basis points. A facility fee of 15 basis points is payable under the Canadian Facility. As of January 31, 2002, the Company had availability of approximately $44.8 million and $14.6 million under the U.S. Facility and Canadian Facility, respectively.

The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of "fixed charge" and "leverage" ratios and a minimum net worth test. Compliance with these covenants is dependant on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and tax, interest and scheduled principal payments and, in the case of the leverage ratio, the Company's consolidated debt (net of cash). Important to both of these ratios is the Company's net income before interest, taxes, depreciation and amortization (EBITDA), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the Bank Agent in the case of certain types of charges. Both the U.S. and Canadian Facilities are filed as exhibits to this Form 10-Q. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on results of operations and the levels of the various components that are included in the calculations.

Based on current expectations for improvement in its business, management believes that the Company's cash flow from operations and the available portion of its credit facilities will provide it with sufficient liquidity to meet its current liquidity needs.

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

New Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") in June 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective August 1, 2002, and has not yet determined the impact of adoption. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS 143 August 1, 2002 and has not yet determined the impact, if any, of adoption. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective August 1, 2002, and has not yet determined the impact, if any, of adoption.

Forward-Looking Statements -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance and available liquidity, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the ability to remain in compliance with financial and other covenants contained in the Company's credit facilities (which, in part, depends on the Company's indebtedness, fixed charges and adjusted EBITDA, each as calculated under the credit facilities), litigation exposure, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 2001, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

       (a) Cable Design Technologies Corporation annual meeting of stockholders was held on December 10, 2001.

       (b) Proxies were solicited by Cable Design Technologies Corporation and there was no solicitation in opposition to the nominees as listed in the proxy statement. All such nominees were elected pursuant to the vote of the stockholders as follows:

                                                             VOTES
                                                             -----
                                                       For          Withheld
                                                       ---          --------

                     Bryan C. Cressey               41,210,512         73,390

                     Paul M. Olson                  35,609,999      5,673,903

                     George C. Graeber              35,610,256      5,673,646

                     Lance Balk                     40,772,119        511,783

                     Michael F. O. Harris           41,211,453         72,449

                     Glenn Kalnasy                  41,211,207         72,695

                     Ferdinand Kuznik               41,203,945         79,957

                     Richard C. Tuttle              41,211,607         72,295


           The firm of Arthur Andersen LLP was re-elected to serve as auditors for the fiscal year ending July 31, 2002, by a vote of:


                     For:              40,209,444

                     Against:           1,055,458

                     Abstain:              19,000


Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                10.1 Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Paul M. Olson.

                10.2 Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik.

                10.3 Form of Change in Control Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik.

                10.4 Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002.

                10.5 Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan.

                15.1 Letter of Arthur Andersen LLP regarding unaudited interim financial statement information.

                99.1 Form of Credit Agreement dated December 17, 2001, among Cable Design Technologies Corporation, Fleet National Bank, Fleet National Bank, London Branch, Fleet Bank Europe Limited, and other lenders party thereto.

                99.2 Form of Credit Agreement dated December 17, 2001, among NORDX/CDT, Inc., Cable Design Technologies Corporation, Cable Design Technologies, Inc. and BNP Paribas (Canada).

           (b)  Reports on Form 8-K:

                The Company filed a Form 8-K on December 21, 2001 related to the refinancing of its credit facilities.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CABLE DESIGN TECHNOLOGIES CORPORATION




                               /s/ Ferdinand C. Kuznik
                               -------------------------------------------
March 13, 2002                 Ferdinand C. Kuznik
                               Chief Executive Officer




                               /s/ Kenneth O. Hale
                               -------------------------------------------
March 13, 2002                 Kenneth O. Hale
                               Vice President and Chief Financial Officer