Form 10-Q
period 2002-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 2002-06-14
CIK 913142

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002
                           Commission File No. 0-22724



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

                           Yes    X       No _____
                                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                         Outstanding at 6/10/02
                   -----                         ----------------------
         Common Stock, $.01 Par Value                  44,439,628

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                      -------------------------------------
                                TABLE OF CONTENTS
                                -----------------

                                                                                                    Page
                                                                                                    ----
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Review Report of Independent Accountants for the Three Months
           and Nine Months Ended April 30, 2002 ......................................................3

           Information Regarding Predecessor Independent Public Accountants' Review Reports ..........4

           Condensed Consolidated Statements of
           Income - Unaudited for the Three Months and Nine Months Ended
           April 30, 2002 and 2001 ...................................................................6

           Condensed Consolidated Balance Sheets-Unaudited as
           of April 30, 2002 and July 31, 2001 .......................................................7

           Condensed Consolidated Statements of
           Cash Flows - Unaudited for the Nine Months
           Ended April 30, 2002 and 2001 .............................................................8

           Notes to Condensed Consolidated
           Financial Statements -Unaudited ...........................................................9

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................................................14

Item 3     Quantitative and Qualitative Disclosures About Market Risk ...............................18

PART II    OTHER INFORMATION

Item 1     Legal Proceedings ........................................................................18

Item 2     Changes in Securities ....................................................................18

Item 3     Defaults upon Senior Securities ..........................................................18

Item 4     Submission of Matters to a Vote of Security Holders ......................................18

Item 5     Other Information ........................................................................18

Item 6     Exhibits and Reports on Form 8-K .........................................................18

Signatures ..........................................................................................21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of April 30, 2002, and the related condensed consolidated statements of income for the three month and nine month periods ended April 30, 2002 and the condensed consolidated statement of cash flows for the nine month period ended April 30, 2002. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
May 29, 2002

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REVIEW REPORTS
--------------------------------------------------------------------------------

This is a copy of a review report previously issued by Arthur Andersen LLP ("Andersen"). The report has not been reissued by Andersen nor has Andersen provided an awareness letter for the inclusion of its report in this Current Report on Form 10-Q.

                                     [COPY]
                    Report of Independent Public Accountants

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

                                                 /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
May 22, 2001

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REVIEW REPORTS
--------------------------------------------------------------------------------

This is a copy of a review report previously issued by Andersen. The report has not been reissued by Andersen nor has Andersen provided an awareness letter for the inclusion of its report in this Current Report on Form 10-Q.

                                     [COPY]
                    Report of Independent Public Accountants

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

                                            /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
November 29, 2001

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
             -------------------------------------------------------

                 (In thousands, except share and per share data)
                 -----------------------------------------------

                                                                 Three Months Ended                Nine Months Ended
                                                                     April 30,                          April 30,
                                                          -------------------------------   ------------------------------

                                                                 2002            2001            2002             2001
                                                          --------------   --------------   --------------   --------------
Net sales                                                 $     141,787    $     181,384    $     410,808    $     598,755

Cost of sales                                                   103,265          133,064          307,410          427,309
                                                          --------------   --------------   --------------   --------------

     Gross profit                                                38,522           48,320          103,398          171,446

Selling, general and administrative expenses                     26,895           32,302           83,685          101,206

Amortization of goodwill                                            510              603            1,535            1,811

Research and development expenses                                 1,249            1,285            3,709            3,851

Business restructuring expenses                                     369            2,065            5,609            2,065
                                                          --------------   --------------   --------------   --------------

     Income from operations                                       9,499           12,065            8,860           62,513

Interest expense, net                                             1,856            2,233            4,979            7,067

Other expense, net                                                  980              480              823              665
                                                          --------------   --------------   --------------   --------------

     Income before income taxes                                   6,663            9,352            3,058           54,781

Income tax provision                                              2,806            4,863            1,665           22,559
                                                          --------------   --------------   --------------   --------------

Net income                                                $       3,857    $      4,489     $       1,393    $      32,222


Basic earnings per common share                           $        0.09    $        0.10    $        0.03    $        0.74
                                                          ==============   ==============   ==============   ==============

Diluted earnings per common share                         $        0.09    $        0.10    $        0.03    $        0.72
                                                          ==============   ==============   ==============   ==============

Weighted average common shares outstanding                   44,361,841       43,760,098       44,178,362       43,704,434
                                                          ==============   ==============   ==============   ==============

Weighted average common shares outstanding and
   common stock equivalents                                  44,681,611       44,742,491       44,669,326       45,005,959
                                                          ==============   ==============   ==============   ==============

        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

                 CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED
                 -----------------------------------------------
                 (In thousands, except share and per share data)
                 -----------------------------------------------

                                                                                             April 30,          July 31,
                                                                                                2002              2001
                                                                                            ------------      ------------
ASSETS

Current assets:

     Cash and cash equivalents                                                                 $  22,400         $ 14,625

     Trade accounts receivable, net of allowance for uncollectible accounts of
        $5,913 and $6,361, respectively                                                           95,880            99,238

     Inventories                                                                                 148,882           158,415

     Other current assets                                                                         22,884            25,801
                                                                                          ---------------    --------------

         Total current assets                                                                    290,046           298,079

Property, plant and equipment, net                                                               237,082           218,993

Goodwill, net                                                                                     61,779            59,001

Intangible assets, net                                                                             7,675             4,836

Other assets                                                                                       3,415             3,487
                                                                                          ---------------    --------------

Total assets                                                                                   $ 599,997         $ 584,396
                                                                                          ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Notes payable to banks                                                                    $   3,198         $   5,354

     Current maturities of long-term debt                                                          2,191           118,902

     Other current liabilities                                                                    69,685            75,303
                                                                                          ---------------    --------------

          Total current liabilities                                                               75,074           199,559

Long-term debt, excluding current maturities                                                     132,752             5,413

Other non-current liabilities                                                                     38,790            35,446
                                                                                          ---------------    --------------

Total liabilities                                                                                246,616           240,418
                                                                                          ---------------    --------------

Minority interest in subsidiaries                                                                  5,021             3,053
                                                                                          ---------------    --------------

Stockholders' equity:

     Preferred stock, par value $.01 per share -
       authorized 1,000,000 shares, no shares issued                                                 ---               ---

     Common stock, par value $.01 per share -authorized 100,000,000 shares,
       48,026,884 and 47,672,133 shares issued, respectively                                         480               477

     Paid-in capital                                                                             200,159           198,056

     Common stock issuable, 20,232 and 28,000 shares, respectively                                   209               358

     Deferred compensation                                                                           (23)             (600)

     Retained earnings                                                                           207,857           206,464

     Treasury stock, at cost, 3,609,738 and 3,652,138 shares, respectively                       (45,188)          (45,719)

     Accumulated other comprehensive loss                                                        (15,134)          (18,111)
                                                                                          ---------------    --------------

Total stockholders' equity                                                                       348,360           340,925
                                                                                          ---------------    --------------

Total liabilities and stockholders' equity                                                     $ 599,997         $ 584,396
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

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
           -----------------------------------------------------------

                                 (In thousands)
                                 --------------

                                                                                               Nine Months Ended
                                                                                                   April 30,
                                                                                         ------------------------------
                                                                                             2002              2001
                                                                                         ------------      ------------
Net cash provided by operating activities                                                $     39,378      $     32,683

Cash flows from investing activities:

    Purchases of property, plant and equipment                                                (11,366)          (31,403)

    Acquisition of businesses, including transaction costs,
       net of cash acquired                                                                   (29,018)             ----

    Proceeds on sale of assets                                                                     47             1,073
                                                                                         ------------      ------------
Net cash used by investing activities                                                         (40,337)          (30,330)
                                                                                         ------------      ------------

Cash flows from financing activities:

    Net change in demand note borrowings                                                       (3,110)              509

    Net borrowings/(payments) under long-term credit facilities                                11,972            (9,682)

    Funds provided by other long-term debt                                                        912             4,862

    Funds used to reduce other long-term debt                                                  (2,704)           (3,755)

    Common stock issued or issuable                                                               753             1,206

    Net proceeds from exercise of stock options                                                 1,333             2,200

    Payments of deferred financing fees                                                        (1,490)             ----
                                                                                         ------------      ------------
Net cash provided (used) by financing activities                                                7,666            (4,660)
                                                                                         ------------      ------------
Effect of exchange rate changes on cash and cash equivalents                                    1,068              (444)
                                                                                         ------------      ------------
Net increase (decrease) in cash and cash equivalents                                            7,775            (2,751)

Cash and cash equivalents, beginning of period                                                 14,625            16,454
                                                                                         ------------      ------------
Cash and cash equivalents, end of period                                                 $     22,400      $     13,703
                                                                                         ============      ============
Supplemental disclosure of cash flow information:

Cash paid during the period for:

    Interest                                                                             $      4,929      $      7,580
                                                                                         ============      ============
    Income taxes                                                                         $      2,987      $     24,085
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

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
        ----------------------------------------------------------------

     1. BASIS OF PRESENTATION
        ---------------------

     The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form 10-K which was filed for the fiscal year ended July 31, 2001.

     2. SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

     Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying consolidated statements of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are classified as a component of either cost of sales or selling, general and administrative expenses ("SG&A"), depending on the specific operating unit. Shipping and handling costs included in SG&A were $2.5 million for both the three months ended April 30, 2002 and 2001, respectively, and $6.4 million and $7.6 million for the nine months ended April 30, 2002 and 2001, respectively.

     3. INVENTORIES
        -----------

     Inventories, net of reserves, of the Company consist of the following:

                                                        April 30,         July 31,
                                                          2002               2001
                                                     ---------------    --------------
                                                              (In thousands)
             Raw materials                                 $  41,005         $  40,959

             Work-in-process                                  31,330            29,095

             Finished goods                                   76,547            88,361
                                                     ---------------    --------------
                                                           $ 148,882         $ 158,415
                                                     ===============    ==============

     During the second fiscal quarter ended January 31, 2002, the Company incurred a charge of $3.3 million to increase the provision for slow moving inventory associated with products for the telecommunication central office marketplace based on management's expectation that no significant improvement will occur in this marketplace through at least the end of the Company's current fiscal year. Such charge is included in cost of sales in the accompanying consolidated statement of income for the nine months ended April 30, 2002.

     4. FINANCING ARRANGEMENTS
        ----------------------

     The Company entered into a new unsecured revolving credit facility on December 17, 2001 which provides for borrowings of up to $200.0 million (the "U.S. Facility"), including a $50.0 million European sub-facility and a $15.0 million U.K. sub-facility. The Company also entered into a separate $65.0 million revolving facility for its Canadian operations (the "Canadian Facility"), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company's leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company's leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian

     Banker's Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable under the Canadian Facility. As of April 30, 2002, the Company had availability of approximately $60.2 million and $8.3 million under the U.S. Facility and Canadian Facility, respectively.

     The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of "fixed charge" and "leverage" ratios and a minimum net worth test. Compliance with these covenants is dependant on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and tax, interest and scheduled principal payments and, in the case of the leverage ratio, the Company's consolidated debt. Important to both of these ratios is the Company's net income before interest, taxes, depreciation and amortization (EBITDA), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the lenders in the case of certain types of charges. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

     5. EARNINGS PER SHARE
        ------------------

     Basic earnings per common share are computed based on the weighted average common shares outstanding. Diluted earnings per common share are computed based on the weighted average common shares outstanding plus additional potential shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended                Nine Months Ended
                                                                   April 30,                         April 30,
                                                         ------------------------------   -----------------------------
                                                             2002              2001            2002            2001
                                                         --------------- --------------   --------------- -------------
                                                                  (In thousands, except share and per share data)
Net income                                                  $      3,857   $      4,489     $       1,393  $     32,222
                                                         --------------- --------------   --------------- -------------
Basic earnings per common share:
Weighted average common shares outstanding                    44,361,841     43,760,098        44,178,362    43,704,434
    Basic earnings per common share                         $       0.09   $       0.10     $        0.03  $       0.74
                                                         =============== ==============   =============== =============
Diluted earnings per common share:
Weighted average common shares outstanding                    44,361,841     43,760,098        44,178,362    43,704,434
Common stock equivalents                                         319,770        982,393           490,964     1,301,525
                                                         --------------- --------------   --------------- -------------
Weighted average common shares outstanding
  and common stock equivalent shares                          44,681,611     44,742,491        44,669,326    45,005,959
   Diluted earnings per common share                        $       0.09   $       0.10     $        0.03  $       0.72
                                                         =============== ==============   =============== =============

     Options outstanding which were excluded from the computation of common stock equivalents as the options' exercise prices were greater than the average market price of the common stock for the periods totaled 2,257,051 and 672,282 for the three months and 2,244,051 and 463,250 for the nine months ended April 30, 2002 and 2001, respectively.

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

     The Company evaluates segment performance based on operating profit excluding business restructuring expenses, after allocation of Corporate expenses. Business restructuring expenses of $0.4 million and $5.6 million, respectively, were incurred in the three and nine month periods ended April 30, 2002, and approximately $0.2 million and $4.9 million of the total business restructuring expenses for the respective periods were associated with operations in the Network Communication segment. Business restructuring expense of $2.1 million was incurred for the three and nine month periods ended April 30, 2001, and was associated with an operation in the Network Communication segment. See Note 8 for further discussion.

     The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                              Network           Specialty
                                           Communication        Electronic
                                              Segment             Segment         Total
                                         -----------------  ----------------   ----------
Three Months Ended April 30,                                 (In thousands)
Net Sales:
  2002                                            $ 89,885          $ 51,902     $141,787
  2001                                            $120,045          $ 61,339     $181,384

Segment Operating Profit:
  2002                                            $  4,197          $  5,671     $  9,868
  2001                                            $  6,834          $  7,296     $ 14,130

                                              Network           Specialty
                                           Communication        Electronic
                                              Segment             Segment         Total
                                         -----------------  ----------------   ----------
Nine Months Ended April 30,                                 (In thousands)
Net Sales:
  2002                                            $257,550          $153,258     $410,808
  2001                                            $405,174          $193,581     $598,755

Segment Operating Profit:
  2002                                            $    945          $ 13,524     $ 14,469
  2001                                            $ 37,565          $ 27,013     $ 64,578

Segment operating profit differs from consolidated income before income taxes reported in the consolidated statements of income as follows:

                                                   Three months ended               Nine months ended
                                                       April 30,                        April 30,
                                               ---------------------------      --------------------------
                                                  2002            2001            2002             2001
                                               ----------      -----------      --------         ---------
Segment operating profit                         $9,868          $ 14,130       $14,469           $64,578

Less:

  Business restructuring expenses                   369             2,065         5,609             2,065

  Interest expense, net                           1,856             2,233         4,979             7,067

  Other expense, net                                980               480           823               665
                                               ----------      -----------      --------         ---------
Income before income taxes                       $6,663          $  9,352       $ 3,058           $54,781
                                               ==========      ===========      ========         =========

   7. OTHER COMPREHENSIVE INCOME
      --------------------------

   Comprehensive income is defined as all changes in stockholders' equity during a period except those resulting from investment by or distribution to stockholders. The Company's comprehensive income differs from net income due to foreign currency translation adjustments. Comprehensive income was $10.1 million and $0.2 million for the three months and $4.4 million and $26.7 million for the nine months ended April 30, 2002 and 2001, respectively. Accumulated other comprehensive income/(loss) is included in the Stockholders' Equity section of the balance sheet and includes foreign currency translation adjustments.

   8. BUSINESS RESTRUCTURING EXPENSES
      -------------------------------

   During the nine months ended April 30, 2002, the Company incurred business restructuring expenses of $5.6 million related to plans to reduce costs, including workforce reductions of 321 employees and the consolidation of certain facilities. The restructuring charge includes severance and other employee termination costs, asset impairment charges related to property and equipment to be held for sale, and costs incurred related to the closing of the Company's wireless assembly facility, primarily representing the write-off of inventory applicable to terminated customer contracts. During fiscal year 2001, the Company incurred restructuring charges of $6.1 million including severance and other termination related costs as a result of workforce reduction plans affecting 641 employees. As of April 30, 2002, all of the employee terminations under the various restructuring plans have been completed. The remaining severance reserve represents benefit payments to be made to terminated employees.

   The following table displays the activity related to the restructuring plans for the nine months ended April 30, 2002:

                                                                          Asset
                                                   Severance           Write-downs         Total
                                                 -------------      -----------------    ---------
                                                                     (In thousands)
Restructuring reserve, July 31, 2001                    $5,591                 $  ---       $5,591

Charges                                                  3,443                  2,166        5,609

Payments/asset valuation adjustments                    (6,133)                (2,166)      (8,299)
                                                 -------------      -----------------    ---------
Restructuring reserve, April 30, 2002                   $2,901                 $  ---       $2,901
                                                 =============      =================    =========

   9.  ACQUISITIONS
       ------------

   On December 4, 2001 the Company purchased 83.6%, and subsequently has purchased an additional 9.5%, of the outstanding stock of Kabelovna Decin-Podmokly, a.s., ("KDP/CDT") based in the Czech Republic. KDP/CDT is a manufacturer of communication, fiber optic, medical, signal and control cable and cable harnesses with annual revenues for the 2001 calendar year of approximately $45.0 million.

   On August 15, 2001 the Company purchased 100% of the outstanding stock of A.W. Industries ("AWI/CDT"), based in Ft. Lauderdale, Florida. AWI/CDT is a designer and manufacturer of connectors for the telecommunication and other industries.

   The results of operations of KDP/CDT and AWI/CDT have been included in the consolidated financial statements since the respective acquisition dates.

   The aggregate purchase price of KDP/CDT and AWI/CDT was $42.5 million, including $15.2 million of cash acquired. The acquisitions were accounted for under the purchase method, under which the purchase price is allocated based on the estimated fair market value of the assets and liabilities acquired. Acquired intangible assets were $2.4 million, and included $0.7 million assigned to trade names that are not subject to amortization. The remaining $1.7 million of intangible assets represent customer lists and contracts, patents, and non-compete agreements. These intangible assets have estimated useful lives ranging from one to five years. Allocation of the purchase price resulted in goodwill of $2.7 million, all of which was assigned to the Network Communication segment. None of the goodwill is deductible for tax purposes. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill related to the KDP/CDT and AWI/CDT acquisitions is not being amortized.

   10. COMMITMENTS AND CONTINGENCIES
       -----------------------------

   Selling, general and administrative expenses for the nine months ended April 30, 2002 include a $1.3 million contingency provision for a lawsuit currently in discovery, and whose worst-case exposure is estimated at $3.0 million. Although the outcome of this matter is not certain at this time, the provision represents management and outside counsel's most likely estimate of exposure.

   11. RECLASSIFICATIONS
       -----------------

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

   Results of Operations

                  Three Months Ended April 30, 2002 Compared to
                        Three Months Ended April 30, 2001

   Sales for the three months ended April 30, 2002 ("third quarter 2002") were $141.8 million compared to $181.4 million for the three months ended April 30, 2001 ("third quarter 2001"), a decrease of 22%. Third quarter 2002 sales included $13.7 million attributable to acquired businesses, primarily in the Network Communication segment. Network Communication segment sales decreased $30.1 million, or 25%, to $89.9 million for the third quarter 2002 compared to $120.0 million for the third quarter 2001, and Specialty Electronic segment sales declined $9.4 million, or 15%, to $51.9 million for the third quarter 2002 compared to $61.3 million for the third quarter 2001. The decrease in sales for the Network Communication segment was primarily due to the slowdown in both the U.S. economy and in the telecommunication marketplace. Sales of products for the telecommunication market, which continue to be affected by very low demand, decreased 61% compared to the third quarter 2001, excluding sales attributable to acquired businesses. Network product sales decreased 16%, including a 63% decline in sales of the lower performance Category 5 network cable, which was partially offset by a 10% increase in sales of the higher performance gigabit network cable. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of industrial cables, which the Company believes reflects lower demand from electronic equipment manufacturers in response to the economic slowdown. Sales outside of North America were $46.4 million for the third quarter 2002 compared to sales of $47.1 million for the third quarter 2001. The decline in sales outside of North America was primarily due to lower sales of network and telecommunication related products in Europe, which was partially offset by sales attributable to the acquired businesses.

   Gross profit for the third quarter 2002 decreased 20% to $38.5 million compared to $48.3 million for the third quarter 2001, however the gross margin improved to 27.2% compared to 26.6% last year. The improvement in the gross margin was primarily a result of the Company's cost reduction actions and lower material costs for certain products, which helped to mitigate volume inefficiencies.

   Selling, general and administrative expenses ("SG&A") for the third quarter 2002 decreased 17%, to $26.9 million compared to $32.3 million for the same period last year. The decrease in SG&A of $7.5 million, excluding the additional SG&A of acquired businesses, was primarily due to lower sales volume related expenses and reduced employee costs resulting in part from the Company's efforts to reduce expenses in response to the current economic conditions. SG&A as a percentage of sales increased to 19.0% for the third quarter 2002 compared to 17.8% for the third quarter 2001, reflecting the lower sales volume.

   Business restructuring expenses of $0.4 million ($0.2 million net of tax) representing severance costs were incurred in the third quarter 2002. The severance costs were associated with additional workforce reductions pursuant to the Company's restructuring plans. Third quarter 2001 business restructuring expenses of $2.1 million, which were not deductible for income tax purposes, represent a loss on the sale of certain assets of a network distribution business.

   Net interest expense decreased $0.3 million to $1.9 million for the third quarter 2002 compared to $2.2 million for the third quarter 2001, due to a slightly lower average interest rate and a lower average balance of outstanding debt. The third quarter 2002 effective tax rate was 42.1%, compared to an adjusted rate of 42.0% for the third quarter 2001, excluding the non-deductible business restructuring expenses of $2.1 million.

   Reported net income for the third quarter 2002 was $3.9 million ($0.09 per diluted share) compared to net income of $4.5 million ($0.10 per diluted share) for the third quarter 2001. Excluding the business restructuring expenses, net of tax for both periods, net income for the third quarter 2002 was $4.1 million ($0.09 per diluted share), a decrease of $2.5 million compared to net income of $6.6 million ($0.15 per diluted share) for the third quarter 2001. The lower net income was primarily due to the effect of the lower sales volume, which more than offset the improved gross margin percentage and lower SG&A expenses.

                  Nine Months Ended April 30, 2002 Compared to
                        Nine Months Ended April 30, 2001

   Sales for the nine months ended April 30, 2002 ("nine months 2002") decreased 31% to $410.8 million compared to sales of $598.8 million for the nine months ended April 30, 2001 ("nine months 2001"). Network Communication segment sales decreased 36% to $257.5 million for the nine months 2002 compared to sales of $405.2 million for the same period last year. The decrease in sales for the Network Communication segment was primarily due to the slowdown in both the U.S. economy and in the telecommunication marketplace that began in the second half of the Company's 2001 fiscal year. Sales of products for the telecommunication market continue to be affected by very low demand, decreasing 65% compared to the nine months 2001 excluding sales attributable to acquired businesses. Network product sales decreased 22%, primarily due to a 58% decline in sales of the lower performance Category 5 cable and a 24% decline in sales of connectivity products. Sales of the higher performance gigabit network cable remained relatively stable on a year over year basis, increasing 2%. Specialty Electronic segment sales decreased 21% to $153.3 million for the nine months 2002 compared to $193.6 million for the nine months 2001. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of industrial cables, which the Company believes reflects lower demand from electronic equipment manufacturers in response to the economic slowdown. Sales outside of North America were $118.9 million for the nine months 2002, a decrease of 16% compared to sales of $141.2 million for the nine months 2001. The decrease in sales outside of North America was primarily due to lower sales of network and telecommunication related products in Europe, which was partially offset by sales attributable to the acquired businesses.

   Gross profit for the nine months 2002 decreased 40% to $103.4 million compared to $171.4 million for the nine months 2001. Gross profit for the nine months 2002 was reduced by a $3.3 million provision for slow moving inventory associated with products for the central office telecommunication marketplace. Excluding this charge, the gross margin was 26.0% for the nine months 2002 compared to 28.6% for the nine months 2001. The decrease in the gross margin was due to a lower margin for both the Network Communication and Specialty Electronic segments, caused primarily by volume inefficiencies resulting from the absorption of manufacturing expenses over lower production levels, particularly for telecommunication equipment related products. Additionally, the slowdown in both the U.S. economy and in the telecommunication marketplace generally resulted in greater pricing pressure for the Company's products. These unfavorable effects on the gross margin were partially mitigated by the Company's cost reduction actions during the nine months 2002.

   SG&A for the nine months 2002 was $83.7 million compared to $101.2 million for the nine months 2001. The decrease in SG&A of $21.9 million, excluding the additional SG&A of acquired businesses, was primarily due to lower sales volume related expenses and reduced employee costs resulting in part from the Company's efforts to reduce expenses in response to the current economic conditions. SG&A for the nine months 2002 includes a $1.3 million provision for a lawsuit currently in discovery, and SG&A for the nine months 2001 includes a $3.1 million bad debt charge related to the bankruptcy of a customer. Excluding these charges for the respective periods, SG&A as a percentage of sales increased to 20.1% for the nine months 2002 compared to 16.4% for the nine months 2001, reflecting the lower sales volume.

   Business restructuring expenses of $5.6 million ($3.3 million net of tax) were incurred in the nine months 2002, including $3.4 million of severance costs associated with workforce reductions, a $1.7 million asset impairment charge associated with property and equipment to be held for sale, and $0.5 million of asset provisions incurred in connection with the closing of the Company's wireless assembly facility. Business restructuring expenses for the nine months 2001 of $2.1 million, which were not deductible for income tax purposes, represent a loss on the sale of certain assets of a network distribution business.

   Net interest expense decreased $2.1 million to $5.0 million for the nine months 2002 compared to $7.1 million for the nine months 2001, primarily due both to a lower average interest rate and a lower average balance of outstanding debt.

   Reported net income for the nine months 2002 was $1.4 million ($0.03 per diluted share) compared to net income of $32.2 million ($0.72 per diluted share) for the nine months 2001. Excluding, net of tax, the business restructuring expenses, other one-time SG&A charges and the slow moving telecommunication inventory provision previously discussed, net income for the nine months 2002 was $7.5 million ($0.17 per diluted share) compared to $36.3 million ($0.81 per diluted share) for the nine months 2001. The lower net income was primarily due to the effect of the lower sales volume and the lower gross margin percentage, which were partially offset by lower SG&A expenses.

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

   The Company generated $39.4 million of net cash from operating activities during the nine months 2002. Operating working capital decreased $16.9 million, excluding the changes resulting from the initial recording of the working capital of acquired businesses. The change in operating working capital was primarily the result of decreases in inventory and accounts receivable of $16.6 million and $9.4 million, respectively, which were partially offset by decreases in accrued liabilities and taxes of $11.8 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

   Cash used by investing activities of $40.3 million included capital expenditures of $11.4 million and funds expended for the acquisition of businesses of $29.0 million excluding cash acquired of $15.2 million. Net cash provided by financing activities of $7.7 million included $5.6 million from debt sources, net of payments for deferred financing fees in connection with the Company's credit facilities discussed below, and $2.1 million received from the exercise of stock options and issuance of common stock pursuant to the Company's employee stock purchase plan.

   The Company entered into a new unsecured revolving credit facility on December 17, 2001 which provides for borrowings of up to $200.0 million (the "U.S. Facility"), including a $50.0 million European sub-facility and a $15.0 million U.K. sub-facility. The Company also entered into a separate $65.0 million revolving facility for it's Canadian operations (the "Canadian Facility"), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company's leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company's leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker's Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% basis points is payable under the Canadian Facility. As of April 30, 2002, the Company had availability of approximately $60.2 million and $8.3 million under the U.S. Facility and Canadian Facility, respectively.

   The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of "fixed charge" and "leverage" ratios and a minimum net worth test. Compliance with these covenants is dependant on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and tax, interest and scheduled principal payments and, in the case of the leverage ratio, the Company's consolidated debt. Important to both of these ratios is the Company's net income before interest, taxes, depreciation and amortization (EBITDA), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the lenders in the case of certain types of charges. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

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

New Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142") in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted SFAS 141 August 1, 2001, and the adoption had no impact on the consolidated financial statements. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective August 1, 2002, and has not yet determined the impact of adoption. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS 143 August 1, 2002 and has not yet determined the impact, if any, of adoption. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective August 1, 2002, and has not yet determined the impact, if any, of adoption.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in the Company's exposure to market risk from July 31, 2001.


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

               3.2 By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT's Registration Statement on Form S-3 (File No. 333-00554), as filed on February 28, 1996.

               4.1 Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

               4.2 Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT's Registration Statement on Form 8-A, as filed on December 11, 1996.

               10.1 CDT Long-Term Performance Incentive Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit
                     10.18 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

               10.2  CDT Stock Option Plan. Incorporated by reference to Exhibit
                     4.3 to CDT's Registration Statement on Form S-8 as filed on December 22, 1993.

         10.3 Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 4.3 to CDT's Registration Statement on Form S-8, as filed on May 2, 1994.

         10.4     Description of CDT Bonus Plan. Incorporated by reference to
                  Exhibit 10.20 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

         10.5 Lease Agreement between Phalo and First Hartford Realty Corp., dated as of November 9, 1992. Incorporated by reference to
                  Exhibit 10.23 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

         10.6 Employment Agreement dated February 2, 1996, among CDT, NORDX/CDT and Normand Bourque. Incorporated by reference to
                  Exhibit 10.17 to CDT's Report on Form 8-K as filed on February 20, 1996.

         10.7 Collective Labour Agreement dated June 10, 1996, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.19 to CDT's Annual Report on Form 10-K, as filed on October 29, 1996.

         10.8 Form of Change in Control Agreement between CDT and each of George C. Graeber, Kenneth O. Hale, Charles B. Fromm, Peter Sheehan, Michael A. Dudley and Ian Mack. Incorporated by reference to Exhibit 10.14 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

         10.9 Change in Control Agreement dated June 11, 1999, between CDT and Paul M. Olson. Incorporated by reference to Exhibit 10.15 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

         10.10 Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

         10.11 Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT's Registration Statement on Form S-8 (File No. 333-76351).

         10.12 Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.18 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

         10.13 Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

         10.14 Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT's Annual Report on Form 10-K, as filed on October 27, 2000.

         10.15 Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT's Annual Report on Form 10-K, as filed on October 27, 2000.

         10.16 Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit 10.16 to CDT's Annual Report on Form 10-K, as filed on October 27, 2000.

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

         10.19 Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Paul M. Olson. Incorporated by reference to Exhibit 10.1 to CDT's Report on Form 10-Q as filed March 13, 2002.

         10.20 Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies

                  Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT's Report on Form 10-Q as filed March 13, 2002.

         10.21 Form of Change in Control Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.1 to CDT's Report on Form 10-Q as filed March 13, 2002.

         10.22 Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to Exhibit
                  10.4 to CDT's Report on Form 10-Q as filed March 13, 2002.

         10.23 Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT's Report on Form 10-Q as filed March 13, 2002.

         15.1 Statement regarding predecessor Independent Public Accountants' awareness letters.

         15.2 Letter of Deloitte & Touche regarding unaudited interim financial statement information.

         99.1 Form of Credit Agreement dated December 17, 2001, among Cable Design Technologies Corporation, Fleet National Bank, Fleet National Bank, London Branch, Fleet Bank Europe Limited, and other lenders party thereto. Incorporated by reference to
                  Exhibit 99.1 to CDT's Report on Form 10-Q as filed March 13, 2002.

         99.2 Form of Credit Agreement dated December 17, 2001, among NORDX/CDT, Inc., Cable Design Technologies Corporation, Cable Design Technologies, Inc. and BNP Paribas (Canada). Incorporated by reference to Exhibit 99.2 to CDT's Report on Form 10-Q as filed March 13, 2002.

(b)  Reports on Form 8-K:

                     The Company filed a Form 8-K dated April 11, 2002 related to a change in certifying accountants.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CABLE DESIGN TECHNOLOGIES CORPORATION



                             /s/ Ferdinand C. Kuznik
                        ---------------------------------------------------
June 14, 2002                    Ferdinand C. Kuznik
                                 Chief Executive Officer


                             /s/ Kenneth O. Hale
                        ---------------------------------------------------
June 14, 2002                    Kenneth O. Hale
                                 Vice President and Chief Financial Officer