Form 10-K
period 2002-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2002-10-29
CIK 913142

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2002

                                       or

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

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
     Title of Each Class                                    on Which Registered
------------------------                                -----------------------
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

===============================================================================

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at October 25, 2002 was $239,740,320.

The number of shares outstanding of the registrant's Common Stock at October 25, 2002, is 44,492,975.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 2002, (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                                Table of Contents

                                     PART I

                                                                          Page

Item 1.     Business ...................................................     2

Item 2.     Properties .................................................    11

Item 3.     Legal Proceedings ..........................................    11

Item 4.     Submission of Matters to a Vote of Security Holders ........    11

                                   PART II

Item 5.     Market for the Registrant's Common Stock
              and Related Stockholder Matters ..........................    12

Item 6.     Selected Financial Data ....................................    13

Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations ............    14

Item 7a.    Quantitative and Qualitative Disclosures
              About Market Risk ........................................    26

Item 8.     Financial Statements and Supplementary Data ................    28

Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ...................    59

                                  PART III

Item 10.    Directors and Executive Officers of the Registrant .........    60

Item 11.    Executive Compensation .....................................    61

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ...............    61

Item 13.    Certain Relationships and Related Transactions .............    61

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ..................................    62

            Signatures .................................................    66

            Certifications .............................................    67

                                     PART I.

ITEM 1.  BUSINESS

General

     Cable Design Technologies Corporation ("CDT" or "the Company") is a leading designer and manufacturer of advanced connectivity products for the network communication and specialty electronic marketplaces. Network communication encompasses connectivity products used within local area computer networks and communication infrastructures for the electronic and optical transmission of data, voice and multimedia. Products include high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. Specialty electronic encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

     Our sales for the fiscal year ended July 31, 2002 ("fiscal 2002") were $553.8 million as compared to $763.2 million for the year ended July 31, 2001 ("fiscal 2001"), representing a decrease of 27%, and our net income, excluding business restructuring expenses in both years, was $7.1 million for fiscal 2002 compared to $37.8 million for fiscal 2001, representing a decrease of 81%. Business restructuring expenses of $3.5 million, net of tax, were incurred in fiscal 2002 related to restructuring activities, and charges of $14.3 million, net of tax, were incurred in fiscal 2001 related to restructuring, goodwill impairment, and a loss on the sale of a business. Reported net income was $3.6 million and $23.5 million for fiscal 2002 and 2001, respectively.

     Network Communication segment sales were $347.6 million and $512.7 million for fiscal 2002 and 2001, respectively, and represented 63% and 67% of total revenues for fiscal 2002 and 2001, respectively. Specialty Electronic segment sales were $206.2 million and $250.5 million for fiscal 2002 and 2001, respectively, and represented 37% and 33% of total revenues in fiscal 2002 and 2001, respectively. Fiscal 2002 results were negatively impacted by the downturn of the U.S. and European economies and, more specifically, a slowdown in the U.S. and European network, telecommunication, information technology and original equipment manufacturer ("OEM") marketplaces.

Business Strategy

     Notwithstanding the economic and industry slowdown, our long-term strategies have not changed. These strategies include: (i) be a leading worldwide designer and manufacturer of electronic cable and related connectivity products; (ii) achieve long-term growth internally and through acquisition;
(iii) expand internationally; (iv) be a low cost producer; and (v) differentiate ourselves from our competition through outstanding service.

     Products. We focus on designing, developing and marketing technologically advanced network connectivity products and specialty electronic cable products that are used in automation, process control and specialty applications. Examples of advanced network connectivity products include copper gigabit and fiber optic network cable and connectors, network structured wiring components, assemblies and media conversion components, and interconnect cables for computer and communication switching applications. We also manufacture communication cable products used in local loop, central office and wireless applications. Our strong position in most of these markets has enabled us to establish strategic relationships with many customers.

     Internal and Acquisition Growth. Due to the difficult economic and industry conditions, our sales and profits have significantly declined over prior year results. Nevertheless, long-term we are focused on effecting internal growth by broadening our product offerings and developing new customer relationships and external growth through strategic acquisition opportunities. We intend to continue to seek acquisitions that will broaden our product mix and international presence.

     International Expansion. In fiscal 2002, 45% of our sales were in markets outside of the United States and 30% were outside of North America. We believe that the international markets represent a significant opportunity because many systems within these markets need to be upgraded in order to participate in high-speed worldwide communications. We intend to continue to capitalize on the size and potential of the international markets by focusing sales and other resources on these markets and establishing or acquiring additional capabilities in these markets. In fiscal 2002, we acquired substantially all of the outstanding stock of Kabelovna Decin-Podmokly, a.s., ("KDP/CDT") based in the Czech Republic. KDP/CDT is a manufacturer of communication, fiber optic, medical, signal and control cable and cable harnesses.

     Manufacturing Infrastructure. A historic focus has been on expanding and maintaining our manufacturing infrastructure in order to improve efficiencies to maintain a low manufacturing cost structure as well as to meet current and future product needs. During the three fiscal years prior to fiscal 2002, we invested over $85 million for plant and machinery. Due to our previous capital expenditure program, we were able to reduce capital expenditures in fiscal 2002 to $12.6 million. We believe that our equipment is among the best in the industry for the types of products we manufacture.

     Customer Service. We place a great emphasis on providing technical resources to solve customer problems and on research and development ("R&D") efforts to create solutions for our markets and customers. We seek highly qualified employees with significant industry experience and continually invest in R&D and testing resources. Customer sales support is a very important part of our business strategy. Our operations maintain highly trained sales support staff and maintain inventory levels of various products that are sufficient to meet fluctuating demands for such products, in many cases with same-day or second-day delivery.

     In response to current economic and industry conditions, we have evaluated our corporate structure, production technologies, R&D, manufacturing, warehousing logistics and personnel. Included in this evaluation has been an ongoing review of capacity and selling, general and administrative ("SG&A") costs. Based on changing market conditions and expectations, we have and will continue to review and implement resizing and streamlining of Company operations that we believe to be appropriate, including workforce reductions and other restructuring initiatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto under Item 8 of this Annual Report on Form 10-K for further discussion.

Network Communication Segment

     The Network Communication segment encompasses connectivity products for the electronic and optical transmission of data, voice, and multimedia over local and wide area networks and local loop communication infrastructures. Products include high performance fiber optic and twisted pair and coaxial copper cables and connectors, wiring racks and panels, outlets and interconnecting hardware for end-to-end network structured wiring systems, fiber optic assemblies and patch cords and communication cable products for outside communication and central office switchboard and equipment applications.

     Local Area Network (LAN) Systems. LANs typically consist of one or more computers, peripheral devices, software and interconnecting cables, connectors and accessories. The interconnecting cables can be copper, fiber or a composite cable including both copper and fiber. Due to the expense and increased difficulty of installing fiber cable as compared to copper cables and the cost of transmitters, repeaters and other electronics required for a fiber optic system, fiber cables have generally been limited to riser applications and backbone parts of the local area network. Copper cables, while still used in riser and backbone applications, are predominate in premise wiring and horizontal portions of network systems. In addition, each network system, whether fiber or copper, includes a large number of other structured wiring components, such as connectors, patch panels, outlets and racks. Wireless LAN systems have made inroads in certain LAN applications. While the Company's cables and certain other components can be utilized in connection with a wireless LAN system, the Company does not currently offer such a system or manufacture non-cable components that are required for such a system.

     We manufacture and sell fiber optic, copper and composite cables, connectors, rack enclosures and cabinets, fiber optic splitters and couplers and other passive components used in LAN systems. Our connectors include our patented Optimax(TM) and Quick Connect(TM) fiber optic connectors and our high performance GigaFlex(TM) copper connector series. In addition, we offer "plug & play" fiber optic cabling systems. We are also one of a few companies that manufactures and sells a fully integrated end-to-end warranted network structured wiring system. The ability to offer a fully warranted end-to-end system is an important marketing feature that differentiates us from many of our competitors.

     The fiber optic marketplace has been one of the most negatively affected by capital expenditure reductions. While we do not focus on the long-haul fiber business, our fiber business has decreased significantly from prior years and our fiber capacity is underutilized.

     Interconnect and Central Office Products. Interconnect products refers to transmission cables that are used inside computers and other electronic equipment, as well as to connect large and small computers to a variety of peripheral devices. Central office products refers to cable used to connect switching and related telecommunications equipment, as well as switchboard cable. We produce both fiber optic and copper cables for such uses. Such markets are tied to the telecommunications industry and have been adversely affected by the capital spending cuts of regional Bell operating companies and other telecommunication providers. Many of the products in this category are manufactured to OEM specifications and often require our engineers to work closely with component engineers during the product design and development process. We believe that our strengths in engineering and design, together with our historical relationships and reputation with OEM's, give us an advantage in this market.

     Cellular Communication. We believe that while spending has been slowed significantly in the short-term, the long-term growth of cellular or "wireless" applications presents a significant opportunity. Wireless communications rely on antenna towers, base station transmission and central office switching, with each application requiring high performance cable and other connectivity products. Greater traffic over cellular networks and changing transmission networks also requires greater switching capabilities and other electronic equipment, which drives demand for our interconnect products. We produce specialized cables used in these applications.

     Communications. We produce communication distribution cables that are used in the telecommunications industry to service business and residential customers in the local loop. Demands for new services and phone lines for fax, telecommuting, digital subscriber lines and other uses, home offices and overdue maintenance of the existing copper local loop infrastructures define this market. The telecommunication industry has severely reduced capital expenditures, which has negatively affected the demand for these products from the spending peaks reached in 2000.

     We have executed an agreement to sell our NORCOM operating unit. Such unit represents our U.S. and Canadian manufacturing and sales of communication distribution cables, our manufacturing and sales of copper multi-pair central office products for Canada and a significant portion of our manufacturing and sales of copper multi-pair central office cables for the U.S. The transaction is expected to close on or about October 31, 2002, however there can be no assurance that such transaction will be completed. See Note 19 "Subsequent Events" under Item 8 of this Annual Report on Form 10-K.

Specialty Electronic Segment

     The Specialty Electronic segment includes highly engineered wire and cable products covering a broad range of specialized applications and niche markets, including commercial aviation and marine, automotive electronics, medical electronics, electronic testing equipment, and industrial applications, including robotics and electronically controlled factory equipment. Also included are cables for automation applications, such as climate control, premise video distribution and sophisticated security and signal systems involving motion detection; electronic card and video surveillance technologies; process control applications, such as remote signaling and electronic monitoring systems; sound applications, such as voice activation, evacuation and other similar systems; and safety applications, such as data transmission cable for advanced fire alarm and safety systems, including cable having improved safety and performance attributes under hazardous conditions. Included in the Specialty Electronic segment are non-cable related manufacturing activities encompassing precision tire casting and sheet metal fabrication which are not material to our business.

Raw Materials

     The principal raw materials we use are copper and insulating compounds. Raw materials are purchased on a consolidated basis whenever possible to reduce costs and improve supplier service levels. Copper is purchased from several suppliers. Price terms are generally producers' prices at time of shipment. We do not generally engage in activities to hedge the underlying value of our copper inventory. Currently, world stocks of and capacity for copper are adequate to meet our requirements. We purchase insulating compounds, including Teflon(R), from various suppliers and, while from time to time there have been shortages of such material, supplies are currently adequate to meet our needs. Certain of our products require bulk uncabled optical fiber singles, which are currently purchased primarily from one supplier. Other materials used include reels, tapes, textiles, chemicals, fiber optic components and other materials. Currently, supplies of these fiber optic and other materials are adequate to meet our needs.

Customers

     We sell our products directly or through distributors to a variety of customers, including original equipment manufacturers, regional Bell operating companies, competitive local exchange carriers, and certified system vendors. We support over 10,000 customers. No single customer accounted for more than 10% of sales in fiscal 2002, 2001 or 2000.

Competition

     The markets served by our products are competitive. Although some of our competitors are substantially larger and have greater resources than we do, we believe that we compete successfully in our markets due to our experienced management and sales teams, manufacturing expertise, breadth of product offerings, large number of customer approved specifications, emphasis on quality and established reputation.

Backlog

     Backlog orders believed to be firm were $44.5 million at July 31, 2002, compared to $68.8 million at July 31, 2001. We believe that substantially all the backlog is shippable within the next twelve months. Generally, customers may cancel orders for standard products without penalty upon thirty days notice.

Research and Development

     We engage in research and development activities including new and existing product development. Research and development costs were $5.0 million, $5.2 million and $4.6 million in fiscal 2002, 2001 and 2000, respectively.

International Operations

     Information regarding the Company's international and domestic operations is set forth in Note 12, "Industry and Geographic Segment Information" as presented in the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Environmental Matters

     We are subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the United States Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Regulations of particular significance to us include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and release of hazardous chemicals. Although we believe that we are in substantial compliance with such laws and regulations, we may from time-to-time not be in full compliance and may be subject to fines or other penalties for noncompliance.

     We do not currently anticipate any material adverse effect on our business as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise in the future.

     The Company was named as a third party defendant in People of the State of California v. M&P Investments and various other parties (CIV-S-00-24411 Eastern District, CA). The complaint, brought under federal, state and local statutory provisions, alleges that property previously owned by a predecessor to the Company contributed to ground water pollution in the City of Lodi, California. The Company believes that initial reports prepared on behalf of the City of Lodi show that the property alleged to have been owned by a predecessor to the Company is not one of the potential pollution sources. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company.

     Environmental contamination has been identified at the Company's facility in Kingston, Ontario. Such contamination occurred prior to the Company's purchase of the business in 1996. Nortel Networks Corp., the prior owner of such facility, has indemnified the Company for, and retained responsibility for, monitoring and, as required, remediation of such contamination. There are currently no active remediation actions being undertaken. The Company has entered into an agreement for sale relating to the operations at such facility (See Note 19 "Subsequent Events" under Item 8 of this Annual Report on Form 10-K).

Employees

     As of July 31, 2002, we had approximately 3,600 full-time employees and 620 workers under contract manufacturing arrangements in Mexico. Approximately 1,400 of the full-time employees are represented by labor unions. We have not experienced any material work stoppages at our plants and we believe that, in general, our current relations with our employees are good. Union contracts covering approximately 1,000 employees at various operating units have expired and are currently being negotiated or expire within the next twelve months. Included are contracts that expire in February 2003 relating to our NORCOM/CDT operations in Kingston, Ontario. Such operations, however, are subject to an agreement of sale. (See Note 19 "Subsequent Events" under Item 8 of this Annual Report on Form 10-K). There can be no assurance that conflicts will not arise with unions (whether in the context of contract negotiations or otherwise) or other employee groups or that such conflicts would not have a material adverse effect on our business.

Risk Factors

     The Company's net sales, net income and growth depend largely on the U.S. and European economies and the network infrastructure, information technology, telecommunications and OEM marketplaces. In the event that these economies or marketplaces do not improve, or if they were to get worse, the Company could suffer decreased sales and net income (or net losses) and be required to enact further restructurings. Such events could, among other things, have negative cash flow and debt compliance impacts.

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

     Fiber optic and wireless technologies represent substitutes for copper based cable products. A significant decrease in the cost and complexity of installation of fiber optic systems, or increase in the cost of copper based systems, could make fiber optic systems superior on a price performance basis to copper systems and may have a material adverse effect on our business. Also, wireless technology, as it relates to premise network and communication systems, may represent a threat to both copper and fiber optic cable based systems by reducing the need for premise wiring. While we sell fiber optic cable and components and cable that is used in various wireless applications, if fiber optic systems or wireless technology were to significantly erode the markets for copper based systems or, in the case of wireless technology, fiber optic based systems, our sales of fiber optic and wireless products may not be sufficient to offset any decrease in sales or profitability of other products that may occur.

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

     Price fluctuations or shortages of raw materials could adversely affect our operations. Copper is a principal raw material purchased by us and our sales may be affected by the market price of copper. Significant fluctuations in the price of copper or other raw materials could have a negative effect on our business. We generally do not engage in hedging transactions for copper or other raw materials and we may not be able to pass on increases in the price of copper and other raw materials to our customers. The inability of suppliers to supply raw materials used in our production could have a material adverse effect on our business until a replacement supplier is found or substitute materials are approved for use.

     Our business is subject to the economic and political risks of maintaining facilities and selling products in foreign countries. During fiscal 2002, 45% of our sales were in markets outside the United States. Our operations may be adversely affected by significant fluctuations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations and adverse foreign tax laws.

     Our markets are competitive. We are subject to competition from a substantial number of international and regional competitors, some of which have greater financial, engineering, manufacturing and other resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Furthermore, maintaining our current technological advantages will require continued investment by us in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining such advantages. Also, such competitive markets have in the past, including during fiscal 2002, placed significant pricing pressures on most products we manufacture. Such competitive pricing pressures could continue and adversely affect our sales, margins and net income.

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

     The Company's credit facility contains various covenants and the Company reduced the facility size to $150 million from $200 million. Breaches of the financial or other covenants contained in our credit facility could occur as the result of various events, including decreased earnings, unexpected charges, restructurings initiated by the Company or asset impairment or write-downs. Any such default would have material adverse consequences. On October 10, 2002, the Company reached an agreement with the agent for our bank group whereby the availability under such facility was reduced to $150 million. While the Company believes such facility size is appropriate under current conditions, the Company could face a liquidity shortfall if certain events were to occur, including significant sales growth (requiring working capital increases), unexpected costs or charges or significant losses.

     Many of the Company's products are sold through distribution. While the Company deals with many distributors, there are a number of significant distributors in the U.S. Any consolidation relating to these distribution channels could potentially have adverse results, including reduced ability to access the end marketplace. In addition, the Company may have significant credit exposures to certain of these distributors.

     We may not be able to successfully identify, finance or integrate acquisitions. Growth through acquisition has been, and is expected to continue to be, an important part of our strategy. We cannot assure that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to obtain additional or new financing, and such financing may not be available on terms acceptable to us, or at all. Further, we cannot assure that we will be successful in integrating any such acquisitions that are completed. Also, integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations.

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

Disclosure Regarding Forward-Looking Statements

     Certain of the statements in this Annual Report on Form 10-K and the Company's 2002 Annual Report to Stockholders, in which this 10-K is included, are forward-looking statements, including, without limitation, statements regarding future financial results, profits and performance and other beliefs, expectations or opinions of the Company and its management. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including those risk factors described in this Annual Report on Form 10-K and other SEC filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 2.  PROPERTIES

     The Company uses various owned or leased properties as manufacturing facilities, warehouses, and sales and administration offices. The Company believes that current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements, will provide adequate production capacity to meet expected demand for its products.

     At July 31, 2002, the Company operated a total of 42 plants and warehouses of which (a) the locations in North America had approximately 2.6 million square feet, of which 0.6 million square feet were leased, and of which approximately
1.8 million square feet are utilized by businesses in the Network Communication segment; and (b) the locations outside of North America had approximately 1.4 million square feet, of which 0.8 million square feet were leased, and of which approximately 0.8 million square feet are utilized by businesses in the Network Communication segment. The locations outside of North America include facilities located in Germany, Italy, Sweden, Denmark, the Czech Republic and the United Kingdom. Additionally, manufacturing facilities of approximately 0.2 million square feet are operated by third parties for the benefit of the Company in Nogales and Tijuana, Mexico pursuant to contract manufacturing arrangements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings and administrative actions incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. See also Item I., Business-Environmental Matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "CDT". As of October 25, 2002, there were 192 holders of record of the Company's Common Stock. The following table sets forth the range of high and low sale prices of our common stock during the fiscal quarters indicated.

Fiscal Year Ended July 31,

                                High          Low
                               ------       ------
     2002:
     Fourth quarter            $13.74       $ 6.25
     Third quarter             $13.56       $11.46
     Second quarter            $15.27       $12.14
     First quarter             $15.80       $10.45

     2001:
     Fourth quarter            $16.35       $11.75
     Third quarter             $21.90       $10.65
     Second quarter            $24.75       $14.00
     First quarter             $29.75       $19.25

     The Company did not pay cash dividends on the common stock during the periods set forth above, and does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------
As of July 31, 2002
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                                                                  Number of securities
                                                                                  remaining available for
                            Number of securities to       Weighted-average        future issuance under
                            be issued upon exercise       exercise price of       equity compensation plans
                            of outstanding options,       outstanding options,    (excluding securities
                            warrants and rights           warrants and rights     reflected in column (a))
                                  (a)                           (b)                       (c)
-----------------------------------------------------------------------------------------------------------------
Plan Category:
Equity compensation
  plans approved by
  security holders                429,560                      $14.65                  1,759,455

Equity compensation
  plans not approved
  by security holders           3,764,579                      $12.45                    592,427
-----------------------------------------------------------------------------------------------------------------
                                4,194,139                      $12.67                  2,351,882
=================================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

     The table below summarizes recent financial information for the Company, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented under Part II, Item 7 of this Annual Report on Form 10-K, and the Company's financial statements and notes thereto presented under Part II, Item 8 of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------------
                                               For the Year Ended July, 31,
-------------------------------------------------------------------------------------
                                     2002       2001       2000       1999       1998
-------------------------------------------------------------------------------------
(In thousands, except per share information)
Statement of Income Data:
Net sales                        $553,754   $763,225   $797,824   $683,999   $651,668
Cost of sales                     415,106    548,410    563,979    479,469    457,767
                                 --------   --------   --------   --------   --------
  Gross profit                    138,648    214,815    233,845    204,530    193,901
Selling, general and
   administrative expenses        110,156    134,365    123,582    111,147    104,719
Amortization of goodwill            2,052      2,378      2,482      2,463      1,772
Research and development expenses   4,988      5,211      4,626      5,450      7,863
Business restructuring expense
   (income), net                    5,829     17,577       (189)    (1,412)     6,093
Nonrecurring expense, net              --         --         --      6,307         --
                                 --------   --------   --------   --------   --------
  Income from operations           15,623     55,284    103,344     80,575     73,454
Interest expense, net               6,796      9,018     11,770     13,346      8,560
Other expense (income), net         1,051        223        377        (18)      (947)
                                 --------   --------   --------   --------   --------
  Income before income taxes
     and minority interest          7,776     46,043     91,197     67,247     65,841
Income tax provision                3,888     21,903     35,291     26,723     25,335
Minority interest in earnings
   of subsidiaries, net               300        684        986        883         25
                                 --------   --------   --------   --------   --------
   Net income                    $  3,588   $ 23,456   $ 54,920   $ 39,641   $ 40,481
                                 ========   ========   ========   ========   ========
Diluted earnings per
   common share                  $   0.08   $   0.52   $   1.25   $   0.91   $   0.86
                                 ========   ========   ========   ========   ========
Shares used in diluted per
   share calculation               44,631     44,927     44,086     43,693     46,982
                                 ========   ========   ========   ========   ========
Balance Sheet Data:
Total assets                     $585,787   $584,396   $615,353   $595,100   $505,427
Total debt                       $111,900   $129,230   $162,804   $218,667   $155,795
Other Key Data:
Capital expenditures             $ 12,559   $ 38,082   $ 22,028   $ 25,262   $ 49,248
Statement of Income Data
 excluding net of tax effect
 of business restructuring and
 nonrecurring expenses:

Net income                       $  7,066   $ 37,781   $ 54,799   $ 42,930   $ 44,426
Diluted earnings per common
share                            $   0.16   $   0.84   $   1.24   $   0.98   $   0.95

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following discussion of Cable Design Technologies Corporation's ("the Company") consolidated historical results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included under Part II, Item 8 of this Annual Report on Form 10-K.

     The Company is a leading manufacturer of technologically advanced connectivity products for the Network Communication and Specialty Electronic marketplaces. The Network Communication segment encompasses connectivity products used within local area computer networks and communication infrastructures for the electronic and optical transmission of data, voice and multimedia. Products included in this segment are high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

Overview

     Operations for the year were negatively impacted by the slowdown in the U.S. and European economies, particularly in the network and telecommunication marketplaces. Sales for the year ended July 31, 2002 ("fiscal 2002") decreased 27%, to $553.8 million compared to sales of $763.2 million for the year ended July 31, 2001 ("fiscal 2001"). Sales attributable to acquisitions represented approximately 6% of fiscal 2002 sales. Sales for the Network Communication segment decreased 32% to $347.6 million, and represented 63% of total company revenue for fiscal 2002. The lower sales for this segment were primarily due to a 60% decline in sales of products for the telecommunication marketplace, excluding sales attributable to acquired businesses. Sales for the Specialty Electronic segment were $206.2 million, a decrease of 18% over the prior year. The reduction in sales for this segment was primarily due to lower sales of industrial cables, reflecting decreased demand from electronic equipment manufacturers in response to the economic slowdown.

     The reported operating margin for fiscal 2002 was 2.8% compared to 7.2% in fiscal 2001. The operating margin, excluding in both years the business restructuring expenses and other charges discussed below, was 4.7% for fiscal 2002 compared to 10.0% for fiscal 2001.

     The following business restructuring and other charges totaling
$10.4 million ($6.3 million net of tax) were incurred in fiscal 2002. A charge of $3.3 million ($2.0 million net of tax), included in cost of sales, represents a provision for slow moving inventory associated with products for the telecommunication central office marketplace. Selling, general and administrative expenses ("SG&A") include a $1.3 million ($0.8 million net of tax) provision for a lawsuit currently in discovery, and whose worst-case exposure is estimated at $3.0 million. Although the outcome of this matter is not certain at this time, the provision represents management and outside counsel's most likely estimate of exposure. Fiscal 2002 business restructuring expenses of $5.8 million ($3.5 million net of tax) consist of $3.6 million of severance costs associated with workforce reductions, a $1.7 million asset impairment charge associated with property and equipment to be held for sale as a result of facility consolidations, and $0.5 million of asset provisions incurred in connection with the closing of the Company's wireless assembly facility, representing primarily the write-off of inventory applicable to terminated customer contracts. In fiscal 2001, business restructuring expenses of $17.6 million ($14.3 million net of tax) were incurred, including a charge of $6.1 million for severance costs, a non-cash goodwill impairment charge of $9.4 million, and a $2.1 million loss on the sale of a business. Fiscal 2001 results also include a bad debt charge of $3.1 million ($1.9 million net of tax) related to the bankruptcy of a large distribution customer.

     Reported diluted earnings per share were $0.08 for fiscal 2002 compared to $0.52 for fiscal 2001. Excluding the net of tax impact of the restructuring and other charges discussed above, diluted earnings per share were $0.22 in fiscal 2002 compared to $0.88 in fiscal 2001.

     The following table presents the percentage of total net sales represented by selected financial data from the Company's consolidated statements of income, excluding restructuring and other charges discussed above, and should be read in conjunction with the following discussion.

-----------------------------------------------------------------------------
Year Ended July 31,                       2002          2001           2000
-----------------------------------------------------------------------------

Net sales                               100.0%        100.0%         100.0%
Gross profit                             25.6%(1)      28.1%          29.3%
Selling, general and
   administrative expenses               19.6%(2)      17.2%(3)       15.5%
Amortization of goodwill                  0.4%          0.3%           0.3%
Research and development expenses         0.9%          0.6%           0.6%
-----------------------------------------------------------------------------
Income from operations                    4.7%(4)      10.0%(4)       12.9%(4)

(1) Excludes $3.3 million inventory provision in fiscal 2002 associated with products for the telecommunication marketplace.
(2)   Excludes $1.3 million provision for a lawsuit in fiscal 2002.
(3) Excludes a $3.1 million bad debt provision related to the bankruptcy of a customer in fiscal 2001.
(4) Excludes charges described in notes (1), (2), and (3) for the respective periods. Excludes business restructuring expenses of $5.8 million and $17.6 million in fiscal 2002 and 2001, respectively. Excludes $0.2 million of restructuring income in fiscal 2000.

Year Ended July 31, 2002 Compared With Year Ended July 31, 2001

     Sales for fiscal 2002 decreased $209.4 million, or 27%, to $553.8 million compared to sales of $763.2 million for fiscal 2001. Sales attributable to acquisitions, which were primarily in the Network Communication segment, represented approximately 6% of fiscal 2002 sales. Network Communication segment sales decreased 32% to $347.6 million for fiscal 2002 compared to sales of $512.7 million for fiscal 2001. The lower sales for this segment were primarily due to the slowdown in both the U.S. and European economies, and in the telecommunication marketplace that began in the second half of the Company's 2001 fiscal year. Sales of products for the telecommunication market continue to be affected by very low demand, decreasing 60% year over year excluding sales attributable to acquired businesses. Network product sales decreased 22%, primarily due to a 60% decline in sales of the lower performance Category 5 cable and a 24% decline in sales of connectivity products. Sales of the higher performance gigabit network cable remained relatively stable on a year over year basis, with slightly increased volumes and improved product mix offsetting the negative impact of declines in pricing.

     Specialty Electronic segment sales decreased 18% to $206.2 million for fiscal 2002 compared to $250.5 million for fiscal 2001. The reduction in sales for this segment was primarily due to lower sales of industrial cables, due to lower demand from electronic equipment manufacturers in response to the economic slowdown.

     Sales outside of North America were $165.0 million for fiscal 2002, a decrease of 9% compared to sales of $180.3 million for fiscal 2001. The decline in international sales was primarily due to lower sales of network and telecommunication related products in Europe, which was partially offset by sales attributable to acquired businesses.

     Gross profit for fiscal 2002 decreased 35% to $138.6 million compared to $214.8 million for fiscal 2001. The decline in gross profit was due to lower sales volumes, as well as lower gross margins in both business segments. The reduction in gross profit was partially mitigated by the Company's cost reduction actions during fiscal 2002. The decrease in the segment gross margins was primarily due to volume inefficiencies and greater pricing pressure for the Company's products. Volume inefficiencies were due to the absorption of manufacturing expenses over lower production levels, particularly for telecommunication equipment related products. Pricing pressures resulted from the slowdown in both the economy and particularly the telecommunication marketplace. Gross profit for fiscal 2002 was also negatively impacted by a $3.3 million provision for slow moving inventory associated with products for the central office telecommunication marketplace. Excluding this provision, the gross margin for fiscal 2002 was 25.6% compared to 28.1% for fiscal 2001.

     SG&A decreased $24.2 million, or 18%, to $110.2 million for fiscal 2002 compared to $134.4 million for fiscal 2001. Excluding the additional SG&A of acquired businesses, the decline in SG&A was $30.6 million, or 23%, primarily due to lower sales volume related expenses, reduced employee related costs resulting in part from restructuring activities, and a decrease in bad debt provisions. The year over year decline in bad debt expense was partially due to the fact that a $3.1 million bad debt charge was incurred in fiscal 2001 related to the bankruptcy of a customer. These declines in SG&A were partially offset by a $1.3 million fiscal 2002 provision for a lawsuit currently in discovery, and whose worst-case exposure is estimated at $3.0 million. Excluding the $1.3 million provision in fiscal 2002 and the $3.1 million bad debt charge in fiscal 2001, SG&A as a percentage of sales increased to 19.6% this year compared to 17.2% for fiscal 2001, reflecting the lower sales volume. Research and development expenses decreased $0.2 million to $5.0 million compared to $5.2 million in fiscal 2001.

     Business restructuring expenses of $5.8 million ($3.5 million net of tax) were incurred in fiscal 2002, including $3.6 million of severance costs associated with workforce reductions and a $2.2 million charge associated with property and equipment to be held for sale and other costs incurred in connection with the closing of the Company's wireless assembly facility. Approximately $5.1 million of the fiscal 2002 restructuring expenses were associated with operations in the Network Communication segment. Business restructuring expenses for fiscal 2001 of $17.6 million ($14.3 million net of tax) include $6.1 million of severance costs associated with workforce reductions, a non-cash goodwill impairment charge of $9.4 million, and a $2.1 million loss on the sale of a business. Approximately $11.0 million of the fiscal 2001 restructuring expenses were associated with operations in the Network Communication segment.

     Reported income from operations was $15.6 million for fiscal 2002 compared to $55.3 million for fiscal 2001. Income from operations, excluding business restructuring expenses and other charges (see "Overview") in both years, was $26.0 million, or 4.7% of sales, for fiscal 2002 compared to $76.0 million, or 10.0% of sales, for fiscal 2001.

     Net interest expense decreased $2.2 million to $6.8 million for fiscal 2002 compared to $9.0 million for fiscal 2001, due both to a lower average interest rate and a lower average balance of outstanding debt.

     The effective tax rate for fiscal 2002 was 50.0% compared to 47.6% for fiscal 2001. The high effective tax rate in fiscal 2002 was primarily due to the unfavorable relative effect of permanent non-deductible expenses on lower pretax income, as well as an unfavorable effect due to the geographical mix of taxable earnings. For fiscal 2001, $8.9 million of the business restructuring expenses for goodwill impairment and loss on the sale of a business were not deductible for income tax purposes. Excluding the effect of these non-deductible business restructuring expenses, the effective tax rate for fiscal 2001 was 39.7%.

     Reported diluted earnings per share were $0.08 for fiscal 2002 on net income of $3.6 million, compared to $0.52 for fiscal 2001 on net income of $23.5 million. Diluted earnings per share, excluding the net of tax impact of the restructuring and other charges (see "Overview"), were $0.22 in fiscal 2002, compared to $0.88 in fiscal 2001. The lower fiscal 2002 net income was primarily due to the effect of the lower sales volume and the lower gross margin percentage.

Year Ended July 31, 2001 Compared With Year Ended July 31, 2000

     Sales decreased $34.6 million, or 4%, to $763.2 million for fiscal 2001 compared to $797.8 million for the year ended July 31, 2000 ("fiscal 2000"). Sales attributable to acquisitions represented approximately 1% of fiscal 2001 sales.

     Network Communication segment sales declined 6%, to $512.7 million for fiscal 2001 compared to sales of $545.0 million in fiscal 2000. The decline in sales for this segment was primarily due to a 58% decline in sales of wireless products attributable to the previously reported loss of the principal customer for wireless assembly services. Additionally, the slowdown in the U.S. economy and the telecommunication market which began in the second half of the fiscal year negatively impacted sales in the Network Communication segment, including sales of computer interconnect products, primarily for telecom switching applications, which declined 23% and central office products which increased only 5% for the full year compared to a 75% increase for the first half of fiscal 2001. An increase of 36% in sales of enhanced gigabit network cables was more than offset by a 44% decline in sales of the lower performance rated Category 5 network cable. Another area of growth was a 46% increase in sales of fiber optic connectivity products, primarily single mode cable.

     Fiscal 2001 sales for the Specialty Electronic segment decreased $2.3 million, or 1%, to $250.5 million. Incremental sales attributable to businesses acquired during fiscal 2000 contributed $5.7 million to sales for this segment. Excluding acquisitions, the 3% sales decline in this segment was primarily due to lower sales of industrial cables, which the Company believes reflects adjusted inventory levels at electronic equipment distributors in response to the economic slowdown.

     Sales outside of North America increased $1.7 million, or 1%, to $180.3 million in fiscal 2001 compared to $178.6 million in fiscal 2000. The increase in international sales was primarily due to the acquisition of ITC/CDT in fiscal year 2000, as well as higher first half sales of central office cable products in Western Europe. These increases were partially offset by the unfavorable foreign currency translation effect on sales by the Company's European subsidiaries due to a decline in the value of certain European currencies against the dollar.

     Gross profit decreased $19.0 million, or 8%, to $214.8 million in fiscal 2001 compared to $233.8 million for fiscal 2000. The decline in gross profit was due to lower sales volume, as well as reduced gross margins for both the Network Communication and Specialty Electronic segments primarily due to volume inefficiencies as a result of the lower sales volume. The overall gross margin for fiscal 2001 was 28.1% compared to 29.3% for fiscal 2000. The lower Network Communication segment gross margin was primarily due to lower margins for network cable, network structured wiring components, computer interconnect, and outside plant communication cable. In addition to volume inefficiencies, the gross margin for this segment was unfavorably impacted by lower pricing on Category 5 and 5e network cable and a shift in product mix for structured wiring components. The reduction in gross margin for the Specialty Electronic segment was due to a lower margin for automation and process control products due primarily to a higher average cost of copper, volume inefficiencies and competitive market conditions, as well as a lower margin for aerospace and automotive cables due to product mix.

     SG&A increased $10.8 million, or 9%, to $134.4 million for fiscal 2001 compared to $123.6 million for fiscal 2000. The increase in SG&A was primarily due to an increase in bad debt expense, the additional SG&A of acquired businesses and costs associated with the establishment of the European and Fiber Optic management groups in the first fiscal quarter. The increase in bad debt expense was primarily due to the bankruptcy of a large distribution customer, and higher provisions for bad debts, particularly in the fourth fiscal quarter, due to the slowdown in the telecommunication marketplace and the overall economy. SG&A as a percentage of sales increased to 17.6% for fiscal 2001 compared to 15.5% for fiscal 2000, due to the factors noted above combined with the lower sales volume. Research and development expenses increased $0.6 million to $5.2 million compared to $4.6 million in fiscal 2000.

     Business restructuring expenses of $17.6 million ($14.3 million net of tax) were incurred during fiscal 2001 related to severance costs, goodwill impairment, and a loss on the sale of a business. In the fourth quarter of fiscal 2001, a business restructuring expense of $6.1 million ($3.8 million, net of tax) was incurred representing severance costs associated with a workforce reduction of 641, including workers under contract manufacturing arrangements. Also in the fourth quarter, the Company incurred a non-cash goodwill impairment charge of $9.4 million ($8.4 million, net of tax). The majority of the goodwill impairment charge was not deductible for tax purposes. The goodwill impairment charge reflects the Company's evaluation of the recoverability of the carrying value of goodwill for certain of its operations based on the estimates of future cash flows for the affected operations. Fiscal 2001 business restructuring expenses also include a $2.1 million loss on the sale of a business in the third quarter. Business restructuring income of $0.2 million ($0.1 million net of tax) was recognized in fiscal 2000.

     Reported income from operations was $55.3 million for fiscal 2001 compared to $103.3 million for fiscal 2000. Income from operations, excluding business restructuring expenses in both years, decreased $30.3 million, or 29%, to $72.9 million in fiscal 2001 compared to $103.2 million for fiscal 2000, and the operating margin was 9.5% for fiscal 2001 compared to 12.9% for fiscal 2000.

     Interest expense for fiscal 2001 decreased $2.8 million to $9.0 million compared to $11.8 million for fiscal 2000. The decrease was primarily due to the lower average balance of debt outstanding, as the Company reduced debt by $28.7 million during fiscal 2001. The effective tax rate for fiscal 2001 increased to 47.6% compared to 38.7% for fiscal 2000, primarily due to the fact that $8.9 million of the business restructuring expenses for goodwill impairment and loss on the sale of a business were not deductible for income tax purposes. Excluding the effect of the non-deductible business restructuring expenses in fiscal 2001, the effective tax rate was 39.7%.

     Earnings per share decreased to $0.52 per diluted share on net income of $23.5 million for fiscal 2001 compared to $1.25 per diluted share on net income of $54.9 million for fiscal 2000. Excluding business restructuring expenses in both years, fiscal 2001 earnings per share decreased 32% to $0.84 per diluted share on net income of $37.8 million, compared to $1.24 per diluted share for fiscal 2000 on net income of $54.8 million.

Liquidity and Capital Resources

     The Company generated $61.9 million, $58.2 million and $75.7 million of net cash from operating activities in fiscal 2002, 2001 and 2000, respectively. The increase in fiscal 2002 was primarily due to favorable changes in working capital accounts, which more than offset a decline in net income. The fiscal 2001 decrease from fiscal 2000 was primarily due to lower net income.

     During fiscal 2002 operating working capital decreased $31.9 million. The decrease in operating working capital was primarily the result of decreases in inventory and accounts receivable of $30.0 million and $17.9 million, respectively, which were partially offset by a decrease in accounts payable and other accrued liabilities of $17.2 million. The change in operating working capital excludes changes in cash and current maturities of long-term debt.

     Net cash used by investing activities was $41.8 million in fiscal 2002, $36.8 million in fiscal 2001 and $30.4 million in fiscal 2000. Fiscal 2002 cash used by investing activities included $12.6 million expended for capital projects and $29.3 million for the acquisition of businesses. In fiscal 2001, the Company expended $38.1 million for capital projects and received $1.3 million of proceeds from the sale of a business. Fiscal 2000 cash used for investing included $22.0 million for capital expenditures and $8.3 million for the acquisition of businesses. Capital expenditures were primarily invested in additional equipment to expand capacity for both Network Communication and Specialty Electronic products. Capital expenditures in fiscal 2001 included approximately $7 million to purchase two previously leased buildings.

     Net cash used by financing activities during fiscal 2002 of $20.4 million included $21.3 million to reduce debt and $1.5 million for payment of deferred financing fees, which were partially offset by $2.4 million received from the exercise of stock options and issuance of common stock pursuant to the Company's employee stock purchase plan. Fiscal 2001 net cash used by financing activities of $22.7 million included $28.7 million of cash used to reduce debt and $6.0 million received from the exercise of stock options and issuance of common stock. In fiscal 2000, the Company used $39.6 million for financing activities, including a debt reduction of $52.3 million. The Company received $12.7 million of proceeds from the exercise of stock options and issuance of common stock in fiscal 2000.
                                       20

     The Company entered into a new unsecured revolving credit facility on December 17, 2001 which provides for borrowings of up to $200.0 million (the "U.S. Facility"), including a $50.0 million European sub-facility and a $15.0 million U.K. sub-facility. The Company also entered into a separate $65.0 million revolving facility for it's Canadian operations (the "Canadian Facility"), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company's leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company's leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker's Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable on the Canadian Facility. As of July 31, 2002, the Company had availability of approximately $78.3 million and $14.9 million under the U.S. Facility and Canadian Facility, respectively.

     On October 10, 2002, the Company and the agent under the U.S. and Canadian Facilities reached an agreement whereby the Company reduced total available borrowings under the U.S. and Canadian Facilities to $150.0 million, reduced the European and U.K. sub-facility limits to $37.5 million and $11.3 million, respectively, and provided security for the loans in the form of a pledge of substantially all of the Company's U.S. and Canadian non-real estate assets.

     The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of "fixed charge" and "leverage" ratios and a minimum net worth test. Compliance with these covenants is dependant on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and tax, interest and scheduled principal payments and, in the case of the leverage ratio, the Company's consolidated debt. Important to both of these ratios is the Company's net income before interest, taxes, depreciation and amortization (EBITDA), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the lenders in the case of certain types of charges. The Company is currently in compliance with all financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

     Based on current expectations, management believes that the Company's cash flow from operations and the available portion of its credit facilities will provide it with sufficient liquidity to meet its current liquidity needs.

Contractual Obligations and Commercial Commitments

     The following table summarizes our significant contractual obligations as of July 31, 2002:

                                                Payments Due per Period
                                    ----------------------------------------------
                           Total      Less than                             After
                       Payments Due     1 year    1-3 years   4-5 years    5 years
                       -----------------------------------------------------------
(Dollars in thousands)

Long-term debt           $109,356    $  1,685     $106,571    $    865   $    235
Capital leases              1,994         757        1,057         180         --
Operating leases           18,643       5,823        8,018       3,434      1,368
                       ----------------------------------------------------------
Total contractual
  cash obligations       $129,993    $  8,265     $115,646    $  4,479   $  1,603
                       ==========================================================

     In July 2002 the Company entered into a sublease agreement for one of its facilities. The Company remains primarily liable under the terms of the original lease, therefore operating lease payments presented above include all amounts due under the original lease agreement, and have not been reduced by anticipated sublease income. The Company received $0.1 million of sublease income in fiscal 2002. There was no income received from sublease rentals in fiscal 2001 or 2000.

     In addition to the above contractual obligations, the Company had outstanding letters of credit of $1.9 million and $3.9 million as of July 31, 2002 and 2001, respectively. Outstanding letters of credit as of July 31, 2001 included $3.1 million in connection with the purchase of ITC/CDT (see Note 11 "Acquisitions" under Part II, Item 8 of this Annual Report on Form 10-K). As of July 31, 2002 and 2001, the Company also maintained a $1.2 million bond in connection with workers' compensation self-insurance in the state of Massachusetts.

Critical Accounting Policies

     We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, and expenses. The Company bases its estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. On an on-going basis, the Company evaluates its estimates, including those related to sales rebates and allowances, product returns, bad debts, inventory obsolescence, long-lived assets, restructuring, pension and other post-retirement benefits, income taxes, and contingencies and litigation, and revises its estimates when changes in events or circumstances indicate that revisions may be necessary. Actual results may differ from these estimates.

     The Company believes that the following critical accounting policies require its more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Allowances for sales rebates, discounts, allowances, price protection programs, and product returns are estimated based on historical experience, contract terms, inventory levels at distributors, and other factors. A decline in market conditions could result in increased estimates of these amounts, resulting in an incremental reduction of net sales. Allowances for bad debts are estimated based on past collection history and specific risks identified in our outstanding accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company maintains reserves to reduce the value of inventory based on the lower of cost or market principle. The net realizable market value of inventory is estimated based on current levels and aging of inventory on hand, forecasted demand, market conditions, and other factors. Changes in these factors, including fluctuations in market conditions, could result in additional inventory write-downs.

     The Company evaluates the recoverability of property, plant and equipment, goodwill and intangible assets on an ongoing basis when events or circumstances indicate that the carrying amount of any such asset may not be fully recoverable. Our evaluation of potential impairment is based upon market prices, if available, or assumptions about the estimated future undiscounted cash flows that these assets are expected to generate. Judgment is required in determining the timing of the testing, and in the assumptions regarding estimates of future cash flows, which are subject to significant uncertainty.

     Accruals for the estimated costs of restructuring activities are made in accordance with the requirements of Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). In some instances, actual costs may differ from the estimated costs due to changes in facts and circumstances that were not foreseen at the time the initial costs were recorded.

     The Company estimates the expected return on plan assets, discount rate, rate of compensation increase, future health care costs, withdrawal and mortality rates, among other things, and relies on actuarial estimates to assess the future potential liability and funding requirements of the Company's defined benefit and postretirement plans. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.

     The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Fluctuations in the actual outcome of these future tax consequences, including changes in tax laws, could result in potential significant losses or gains.

     The Company accrues for contingencies in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

Effects of Inflation

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling costs of operations and, whenever possible, seeking to ensure that selling prices reflect increases in costs due to inflation.

Fluctuation in Copper Price

     The cost of copper in inventories, including finished goods, reflects purchases over various periods of time ranging from one to several months for each of the Company's operations. For certain communication cable products, profitability is generally not significantly affected by volatility of copper prices as selling prices are generally adjusted for changes in the market price of copper, however, differences in the timing of selling price adjustments do occur and may impact near term results. For other products, although selling prices are not generally adjusted to directly reflect changes in copper prices, the relief of copper costs from inventory for those operations having longer inventory cycles may affect profitability from one period to the next following periods of significant movement in the cost of copper. The Company does not generally engage in activities to hedge the underlying value of its copper inventory.

New Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142") in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. All of the Company's acquisitions in recent years were accounted for under the purchase method. The adoption of SFAS 141 had no impact on the consolidated financial statements. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The Company will adopt SFAS 142 effective August 1, 2002 and will perform the required impairment tests on goodwill and indefinite-lived intangible assets prior to the end of the second fiscal quarter of 2003. Effective August 1, 2002, the Company will no longer record amortization expense on goodwill and indefinite-lived intangible assets. Such amortization expense was $2.1 million in fiscal 2002.

     Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS 143 on August 1, 2002, and does not expect adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective August 1, 2002, and does not expect adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 has not had a material impact on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently evaluating the effects of SFAS 146 on its financial position, results of operations and cash flows.

Forward Looking Statements-Under the Private Securities Litigation Act of 1995

     Certain of the statements in this Annual Report on Form 10-K and the Company's 2002 Annual Report to Stockholders, in which this 10-K is included, are forward-looking statements, including, without limitation, statements regarding future financial results, profits and performance and other beliefs, expectations or opinions of the Company and its management. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including those risk factors described in this Annual Report on Form 10-K and other SEC filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks, primarily from interest rates, foreign currency exchange rates and certain commodity prices, which arise from transactions that are entered into in the normal course of business. We seek to minimize these risks through our normal operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. The Company does not hold derivative financial instruments for trading purposes.

Interest Rate Sensitivity

     The table below provides information about the Company's financial instruments, primarily debt obligations, which are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates for debt obligations by expected maturity date and the currency in which the instrument's cash flows are denominated. Weighted average variable interest rates are based on the rates in effect at the reporting date for the respective debt obligations. No assumptions have been made for future changes in such variable rates. The fair value of fixed rate debt obligations as determined under current market interest rate assumptions does not differ materially from the carrying value as presented below. The information is provided in U.S. dollar equivalents, which is the Company's reporting currency.

-----------------------------------------------------------------------------------
                                 Expected Maturity Date For Periods Ending July 31,
-----------------------------------------------------------------------------------
                          Demand                                     There-
                    Type*  Notes   2003   2004   2005   2006   2007   After   Total
-----------------------------------------------------------------------------------
(U.S. dollar equivalents in millions)             Balance/Average Interest Rate
Short-term Obligations:

   Australian dollar   VR   $0.6                                              $0.6
                             6.4%                                              6.4%

Long-term debt:


   U.S. dollar         FR         $0.3   $0.1   $0.1   $0.0   $0.0    $0.0    $0.5
                                   6.3%   7.7%   7.7%   5.2%   5.2%    5.2%    6.8%
   Euro                FR         $2.1   $1.8   $0.7   $0.6   $0.5    $0.2    $5.9
                                   5.6%   5.7%   5.6%   5.4%   5.3%    5.3%    5.6%
   U.S. dollar         VR                      $17.5                         $17.5
                                                 3.5%                          3.5%
   Canadian dollar     VR                      $50.1                         $50.1
                                                 2.9%                          2.9%
   Euro                VR                      $35.0                         $35.0
                                                 5.0%                          5.0%
   British pound       VR                       $2.3                          $2.3
                                                 5.6%                          5.6%


*VR-Variable interest rate; FR-Fixed interest rate

Foreign Currency Exchange Rates

     We have operating subsidiaries located in various countries outside of the United States, including Canada, Germany, the United Kingdom and the Czech Republic. Foreign currency exposures may arise from transactions entered into by the Company's subsidiaries that are denominated in currencies other than the functional currency of the subsidiary, as well as from foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into foreign currency forward contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The Company's strategy is to negotiate the terms of the derivatives such that they are highly effective, resulting in the change in the fair value of the derivatives largely offsetting the impact of the underlying hedged items. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income (see Note 16 "Derivative Financial Instruments and Fair Value of Financial Instruments" under Part II,
Item 8 of this Annual Report on Form 10-K for further discussion). Assuming a hypothetical 10 percent adverse change in the foreign currency contracts outstanding, and holding all other variables constant, the value of foreign currency forward contracts would have decreased by $0.7 million as of July 31, 2002. The Company had no such contracts outstanding at July 31, 2001.

Commodity Price Risk

     Copper is a primary raw material purchased by the Company and is purchased from several suppliers. Price terms are generally producers' prices at time of shipment. We do not generally engage in activities to hedge the underlying value of our copper inventory.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:

     We have audited the accompanying consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of July 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cable Design Technologies Corporation and subsidiaries as of July 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 26, 2001.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
October 11, 2002 (October 25, 2002 as to the third paragraph of Note 19)

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K.

                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF CABLE DESIGN
TECHNOLOGIES CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Cable Design Technologies Corporation (a Delaware corporation) and Subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable Design Technologies Corporation and Subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
September 26, 2001

                       CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------
Year Ended July 31,                                       2002        2001       2000
-------------------------------------------------------------------------------------
(In thousands, except per share information)
Net sales                                             $553,754    $763,225   $797,824
Cost of sales                                          415,106     548,410    563,979
                                                      --------    --------   --------
   Gross profit                                        138,648     214,815    233,845
Selling, general and administrative expenses           110,156     134,365    123,582
Amortization of goodwill                                 2,052       2,378      2,482
Research and development expenses                        4,988       5,211      4,626
Business restructuring expense (income), net
  (See Note 17)                                          5,829      17,577       (189)
                                                      --------    --------   --------
   Income from operations                               15,623      55,284    103,344
Interest expense, net                                    6,796       9,018     11,770
Other expense, net                                       1,051         223        377
                                                      --------    --------   --------
   Income before income taxes and minority
     interest                                            7,776      46,043     91,197
Income tax provision (See Note 9)                        3,888      21,903     35,291
Minority interest in earnings
  of subsidiaries, net                                     300         684        986
                                                     ---------   ---------  ---------
   Net income                                         $  3,588    $ 23,456   $ 54,920
                                                      ========    ========   ========
Basic earnings per common share (See Note 10)         $   0.08    $   0.54   $   1.29
                                                      ========    ========   ========
Diluted earnings per common share (See Note 10)       $   0.08    $   0.52   $   1.25
                                                      ========    ========   ========
Weighted average common shares outstanding              44,244      43,743     42,665
                                                      ========    ========   ========
Weighted average common shares outstanding and
  common stock equivalents                              44,631      44,927     44,086
                                                      ========    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------
July 31,                                                              2002        2001
--------------------------------------------------------------------------------------
(Dollars in thousands, except per share information)
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 16,755   $ 14,625
  Trade accounts receivable, net of allowance for
    uncollectible accounts of $6,396 and $6,361, respectively       90,329     99,238
  Inventories (See Note 3)                                         137,117    158,415
  Prepaid expenses and other current assets                         14,908     13,618
  Deferred income taxes                                             13,292     12,183
                                                                  --------   --------
       Total current assets                                        272,401    298,079
Property, plant and equipment, net (See Note 4)                    239,727    218,993
Goodwill, net                                                       62,988     59,001
Intangible assets, net                                               6,232      4,641
Other assets                                                         4,439      3,682
                                                                  --------   --------
       Total assets                                               $585,787   $584,396
                                                                  ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                          $    550   $  4,915
  Current maturities of long-term debt (See Note 5)                  2,442    118,902
  Accounts payable                                                  26,572     27,260
  Accrued payroll and related benefits                              14,746     18,634
  Accrued taxes                                                      5,169      4,227
  Accrued marketing program costs                                    4,133      4,751
  Other accrued liabilities                                         19,083     20,870
                                                                  --------   --------
       Total current liabilities                                    72,695    199,559
Long-term debt (See Note 5)                                        108,908      5,413
Deferred income taxes                                               28,173     23,725
Other non-current liabilities                                       14,544     11,721
                                                                  --------   --------
       Total liabilities                                           224,320    240,418
                                                                  --------   --------
Commitments and contingencies (See Note 14)

Minority interest in subsidiaries                                    4,567      3,053

Stockholders' equity:
Preferred stock, par value $.01 per share--authorized
  1,000,000 shares, no shares issued                                    --         --
Common stock, par value $.01 per share--authorized 100,000,000
  shares, 48,090,790 and 47,672,133 shares issued, respectively        481        477
Paid-in capital                                                    200,714    198,056
Common stock issuable, 28,000 shares as of July 31, 2001                --        358
Deferred compensation                                                   --       (600)
Retained earnings                                                  210,052    206,464
Treasury stock, at cost, 3,609,738 and 3,652,138 shares,
  respectively                                                     (45,188)   (45,719)
Accumulated other comprehensive deficit                             (9,159)   (18,111)
                                                                  --------   --------
       Total stockholders' equity                                  356,900    340,925
                                                                  --------   --------
       Total liabilities and stockholders' equity                 $585,787   $584,396
                                                                  ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------
Year Ended July 31,                                       2002       2001       2000
------------------------------------------------------------------------------------
(Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                          $  3,588   $ 23,456   $ 54,920
ADJUSTMENTS FOR NON-CASH ITEMS TO RECONCILE
NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation                                          20,417     18,574     17,088
  Amortization                                           3,742      3,969      4,361
  Goodwill impairment charge                                --      9,391         --
  Loss on sale of assets                                    17      2,064         --
  Non-cash restructuring charges                         2,108         --         --
  Deferred income taxes                                   (342)       440      3,308
  Tax benefit of option exercises                          317        832      2,147
  Stock option compensation expense                         97         16         68

CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS
OF BUSINESSES ACQUIRED:
  Accounts receivable                                   17,850     43,783    (12,902)
  Inventories                                           30,050    (17,825)    (2,967)
  Prepaid and other current assets                        (316)    (6,609)     3,632
  Accounts payable                                      (5,096)   (19,119)     8,494
  Accrued payroll and related benefits                  (4,483)    (5,095)     3,326
  Accrued taxes                                           (889)    (1,652)    (4,711)
  Other accrued liabilities                             (6,711)     4,361     (2,228)
  Other non-current assets                                  67        168       (662)
  Other non-current liabilities                          1,463      1,412      1,817
                                                      --------   --------   --------
       Net cash provided by operating activities        61,879     58,166     75,691
                                                      --------   --------   --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment           (12,559)   (38,082)   (22,028)
  Acquisition of businesses, including
    transaction costs, net of cash acquired            (29,255)        --     (8,331)
  Proceeds on sale of assets                                55      1,327         --
                                                       --------   --------   --------
       Net cash used in investing activities           (41,759)   (36,755)   (30,359)
                                                       --------   --------   --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net change in demand note borrowings                  (4,438)      (426)    (3,083)
  Funds provided by long-term debt                      59,079     29,949     34,707
  Funds used to reduce long-term debt                  (75,938)   (58,290)   (83,984)
  Proceeds from common shares issued or issuable           980      1,654      1,484
  Proceeds from exercise of stock options                1,441      4,388     11,247
  Payments of deferred financing fees                   (1,494)        --         --
                                                      --------   --------   --------
       Net cash used by financing activities           (20,370)   (22,725)   (39,629)
                                                      --------   --------   --------
Effect of currency translation on cash and
  cash equivalents                                       2,380       (515)      (673)
                                                      --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents                                       2,130     (1,829)     5,030
Cash and cash equivalents, beginning of year            14,625     16,454     11,424
                                                      --------   --------   --------
Cash and cash equivalents, end of year                $ 16,755   $ 14,625   $ 16,454
                                                      ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                      Common Stock                                                         Accumulated
                                   -----------------             Common                                          Other        Total
                                                 Par  Paid-In     Stock  Retained Treasury      Deferred Comprehensive Stockholders'
(Dollars in thousands)                 Shares  Value  Capital  Issuable  Earnings    Stock  Compensation       Deficit       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999             46,168,392   $308 $178,979      $253  $128,246 $(49,262)        $  --     $ (6,422)    $252,102
 Net income                                --     --       --        --    54,920       --            --           --       54,920
 Currency translation adjustments          --     --       --        --        --       --            --       (5,424)      (5,424)
                                                                                                                        ----------
 Comprehensive income                                                                                                       49,496
 Exercise of options and
   related tax benefits             1,064,913      7   12,606        --        --       --            --           --       12,613
 Stock grants                           2,490     --       30        --        --       --            --           --           30
 Issuance of 67,650 shares
   treasury stock                          --     --      (66)       --        --      847            --           --          781
 Employee stock purchase plan
   shares issued                      127,085      1    1,339      (253)       --       --            --           --        1,087
 Employee stock purchase plan,
   19,573 shares issuable                  --     --       --       367        --       --            --           --          367
 Stock option compensation expense         --     --       68        --        --       --            --           --           68
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000             47,362,880    316  192,956       367   183,166  (48,415)           --      (11,846)     316,544
 Net income                                --     --       --        --    23,456       --            --           --       23,456
 Currency translation adjustments          --     --       --        --        --       --            --       (6,265)      (6,265)
                                                                                                                        ----------
 Comprehensive income                                                                                                       17,191
 Stock split                               --    158       --        --      (158)      --            --           --           --
 Exercise of options and
   related tax benefits               173,119      2    2,558        --        --       --            --           --        2,560
 Stock grants                           3,816     --       90        --        --       --            --           --           90
 Restricted stock grants               38,163     --      900        --        --       --          (600)          --          300
 Issuance of 215,390 shares
   treasury stock                          --     --      (36)       --        --    2,696            --           --        2,660
 Employee stock purchase plan
   shares issued                       94,155      1    1,572      (367)       --       --            --           --        1,206
 Employee stock purchase plan,
   28,000 shares issuable                  --     --       --       358        --       --            --           --          358
 Stock compensation expense                --     --       16        --        --       --            --           --           16
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2001             47,672,133    477  198,056       358   206,464  (45,719)         (600)     (18,111)     340,925
 Net income                                --     --       --        --     3,588       --            --           --        3,588
 Currency translation adjustments          --     --       --        --        --       --            --       10,007       10,007
 Minimum pension liability, net of
   tax of $466                             --     --       --        --        --       --            --       (1,055)      (1,055)
                                                                                                                        ----------
 Comprehensive income                                                                                                       12,540
 Exercise of options and
   related tax benefits               272,984      3    1,268        --        --       --           --            --        1,271
 Stock grants                           5,928     --       90        --        --       --           --            --           90
 Issuance of  42,400 shares
   treasury stock                          --     --     (133)       --        --      531           --            --          398
 Employee stock purchase plan
   shares issued                      139,745      1    1,336      (358)       --       --           --            --          979
 Stock compensation expense                --     --       97        --        --       --          600            --          697
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2002             48,090,790   $481 $200,714      $ --  $210,052 $(45,188)       $  --       $(9,159)    $356,900

  The accompanying notes are an integral part of these consolidated financial statements

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements reflect the application of the following significant accounting policies:

Principles of Consolidation

     The consolidated financial statements include the accounts of Cable Design Technologies Corporation and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currency Financial Statements

     The financial statements of foreign subsidiaries are translated using the exchange rate in effect at period end for balance sheet accounts and the average exchange rate in effect during the period for income and expense accounts. Unrealized gains or losses arising from translation are charged or credited directly to accumulated other comprehensive income/(deficit), a component of stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of income as they occur.

Revenue Recognition

     Revenue is recognized when goods are delivered and title passes, the sales price is fixed or determinable and collection is reasonably assured, and all significant contractual obligations have been satisfied. Delivery is determined by the Company's shipping terms, which are primarily FOB shipping point. Revenue is recognized net of deductions for estimated returns, discounts, rebates, price protection programs with distributors, and other allowances, which are based on historical experience, inventory levels in the distributor channel and other related factors.

Shipping and Handling Fees and Costs

     Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying statements of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are classified as a component of either cost of sales or selling, general and administrative expenses ("SG&A"), depending on the specific operating unit. Shipping and handling costs included in SG&A were $8.9 million, $9.8 million, and $8.0 million for the years ended July 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and has provided in Note 8 "Stock Benefit Plans" the pro forma disclosures of the effect on net income and earnings per common share as if the fair value-based method had been applied in measuring compensation expense.

Derivative Financial Instruments

     Fair value hedges are hedges of recognized assets or liabilities. The Company periodically enters into foreign currency forward contacts, accounted for as fair value hedges, to minimize the effect of future movements in foreign exchange rates on recognized assets or liabilities. Such forward contracts mature in six months or less. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign currency fair value hedges to specific assets or liabilites. These derivatives are recognized on the balance sheet at their fair values, which are determined based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of these derivatives that are highly effective as, and that are designated and qualify as, fair value hedges along with the loss or gain on the hedged asset or liability are recorded in current period earnings in other expenses, net in the consolidated statement of income. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. The Company does not hold derivative financial instruments for trading purposes.

Cash and Cash Equivalents

     Cash and cash equivalents represent amounts on deposit in banks and all highly liquid investments with an original maturity of three months or less at the date of purchase.

Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventory costs include material, labor and manufacturing overhead.

Property, Plant and Equipment

     Property, plant and equipment are recorded on the cost basis. Provisions for depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets. Maintenance and repair costs are charged to operations as incurred. Major replacements or improvements are capitalized. Cost and accumulated depreciation of property sold or retired are removed from the accounts and any resulting gain or loss is recognized in the current period statement of income.

Goodwill and Intangible Assets

     Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in connection with various business acquisitions and combinations. Goodwill is being amortized using the straight-line method over periods of between 20 to 40 years. Accumulated amortization of goodwill was $13.5 million and $11.1 million at July 31, 2002 and 2001, respectively.

     The Company evaluates the carrying value of goodwill when events or circumstances indicate that the recorded amount of goodwill may not be fully recoverable on the basis of estimated undiscounted cash flows over the remaining amortization period-See Note 17 "Business Restructing Expenses".

     Intangible assets consist of patents, trademarks and non-compete agreements, which are being amortized over periods ranging from five to ten years. Accumulated amortization for intangible assets was $3.7 million and $2.4 million at July 31, 2002 and 2001, respectively.

Income Taxes

     Income taxes are accounted for in accordance with the liability method, under which deferred tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference.

Comprehensive Income

     Comprehensive income consists of net income, foreign currency translation adjustments and minimum pension liabilities and is presented in the accompanying consolidated statements of stockholders' equity.

Reclassifications

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Statements of Cash Flows

     Supplemental disclosure of cash flow information.

-------------------------------------------------------------------------------
Year Ended July 31,                                  2002       2001       2000
-------------------------------------------------------------------------------
(Dollars in thousands)

Cash paid during the year for:
  Interest                                        $ 6,380    $ 9,596    $12,772
  Income taxes                                    $ 5,181    $28,072    $30,992

Impact of Newly Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142") in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. All of the Company's acquisitions in recent years were accounted for under the purchase method. The adoption of SFAS 141 had no impact on the consolidated financial statements. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The Company will adopt SFAS 142 effective August 1, 2002 and will perform the required impairment tests on goodwill and indefinite-lived intangible assets prior to the end of the second fiscal quarter of 2003. Effective August 1, 2002, the Company will no longer record amortization expense on goodwill and indefinite-lived intangible assets.
Such amortization expense was $2.1 million in fiscal 2002.

     Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS 143 on August 1, 2002, and does not expect adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective August 1, 2002, and does not expect adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 has not had a material impact on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently evaluating the effects of SFAS 146 on its financial position, results of operations and cash flows.

NOTE 2. STOCKHOLDERS' EQUITY

     A three for two stock split in the form of a common stock dividend was effected on August 22, 2000.

     On December 10, 1996, the Board of Directors adopted a Rights Agreement ("Rights Agreement"). Under the Rights Agreement, one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock was distributed to stockholders of record on December 26, 1996. Each Right entitles the holder to buy one-two thousand two hundred fiftieth of a share of a new series of junior participating preferred stock for an exercise price of $66.67. The Company has designated 100,000 shares of the previously authorized $0.01 par value preferred stock as junior participating preferred stock in connection with the Rights Agreement. The Rights are exercisable only if a person or group (with certain exceptions) acquires, or announces a tender offer to acquire, 20% or more of the Company's common stock (the "Acquirer"). If the Acquirer purchases

20% or more of the total outstanding shares of the Company's common stock, or if the Acquirer acquires the Company in a reverse merger, each Right (except those held by the Acquirer) becomes a right to buy shares of the Company's common stock having a market value equal to two times the exercise price of the Right. If the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power is sold or transferred, each Right (except those held by the Acquirer) becomes a right to buy shares of the common stock of the Acquirer having a market value of two times the exercise price. The Company may exchange the Rights for shares of the Company's common stock on a one-to-one basis at any time after a person or group has acquired 20% or more of the outstanding stock. The Company is entitled to redeem the Rights at $0.01 per Right (payable in cash or common stock of the Company, at the Company's option) at any time before public disclosure that a 20% position has been acquired. The Rights expire on December 11, 2006, unless previously redeemed or exercised.

NOTE 3. INVENTORIES

     Inventories of the Company consist of the following:

-------------------------------------------------------------------------------
July 31,                                                     2002          2001
-------------------------------------------------------------------------------
(Dollars in thousands)

Raw materials                                            $ 35,663      $ 40,959
Work in process                                            28,585        29,095
Finished goods                                             72,869        88,361
                                                         --------      --------
  Total inventories                                      $137,117      $158,415
                                                         ========      ========

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment of the Company consist of the following:

-------------------------------------------------------------------------------
July 31,                                                     2002          2001
-------------------------------------------------------------------------------
(Dollars in thousands)

Asset (Asset estimated useful lives):
   Land                                                  $ 13,946      $ 12,259
   Buildings and improvements (10-40 years)                81,546        73,670
   Machinery and equipment (3-15 years)                   229,171       195,125
   Furniture and fixtures (5-10 years)                     15,077        14,204
   Construction in progress                                 6,852         9,738
                                                         --------      --------
      Total                                               346,592       304,996
   Less: accumulated depreciation                         106,865        86,003
                                                         --------      --------
      Net property, plant and equipment                  $239,727      $218,993
                                                         ========      ========

NOTE 5. FINANCING ARRANGEMENTS

     The Company entered into an unsecured revolving credit facility (the "Revolving Credit Facility") on December 17, 2001 which provides for borrowings of up to $200.0 million (the "U.S. Facility"), including a $50.0 million European sub-facility and a $15.0 million U.K. sub-facility (combined, the "European sub-facilities"). The Company also entered into a separate $65.0 million revolving facility for it's Canadian operations (the "Canadian Facility"), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. Borrowings under the U.S. Facility bear interest at either the London Inter-Bank Offer Rate ("LIBOR") plus an applicable margin of 1.05% to 2.00%, or a base rate, as defined, plus an applicable margin of 0.20% to 0.50%. The applicable interest rate margin is based on the Company's leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company's leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable LIBOR interest rate margin, which was 1.625% as of July 31, 2002. Borrowings under the Canadian Facility bear interest at the Canadian Banker's Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable on the Canadian Facility. The Revolving Credit Facility requires the Company to maintain certain customary financial and non-financial covenants, including the maintenance of minimum consolidated net worth and restrictions on payment of dividends. The Company is in compliance with all applicable covenants. As of July 31, 2002, the Company had availability of approximately $93.2 million under the Revolving Credit Facility (based on the $200.0 million borrowing availability in effect at such time). The borrowing availability under the U.S. and Canadian Facilities was reduced by the Company on October 10, 2002 and certain security was granted to the bank group-See Note 19 "Subsequent Events".

     Long-term debt consists of the following:

------------------------------------------------------------------------------
July 31,                                                    2002          2001
------------------------------------------------------------------------------
(Dollars in thousands)

U.S. revolver, due January 2, 2005,
   bears interest at LIBOR plus 1.625%, or
   approximately 3.495% at July 31, 2002                $ 17,500      $ 23,500
European sub-facilities, due January 2, 2005,
   bears interest at rates of LIBOR plus 1.625%,
   or the base rate, as defined, and ranged from
   5.049% to 5.564% at July 31, 2002                      37,317            --
Canadian revolver, due
   December 2, 2004, bears interest
   at Canadian Banker's Acceptance Rate plus 0.30%, or
   approximately 2.86% at July 31, 2002                   50,136        61,950
Deutschmark sub-facility                                      --        30,320
Capital lease obligations                                  1,994         1,973
Other indebtedness                                         4,403         6,572
                                                        --------      --------
                                                         111,350       124,315
Less: current portion                                      2,442       118,902
                                                        --------      --------
        Total long-term debt                            $108,908      $  5,413
                                                        ========      ========

     The scheduled aggregate annual principal payments of long-term debt as of July 31, 2002, are as follows:

-------------------------------------------------------------------------------
Year Ended July 31,                                              Long-term Debt
-------------------------------------------------------------------------------
(Dollars in thousands)

2003                                                                  $  2,442
2004                                                                     1,880
2005                                                                   105,748
2006                                                                       586
2007                                                                       459
Thereafter                                                                 235
                                                                      --------
        Total                                                         $111,350
                                                                      ========

     Short term obligations consist of borrowings under a revolving demand facility in Australia (the "Australian Facility") and, through December 17, 2001, included borrowings under a revolving demand facility in the United Kingdom (the "U.K. Agreement") (collectively, "the Foreign Facilities").

     The Australian Facility is a revolving demand facility with maximum availability of approximately $0.6 million, and is guaranteed by the Company. The U.K. Agreement, which was retired at the time the Company entered into the Revolving Credit Facility, was comprised of a sterling overdraft and multi-currency demand facility in an aggregate amount of approximately $10.7 million. The Company had outstanding borrowings of $0.6 million and $4.9 million and maximum borrowings of $6.2 million and $6.2 million under the Foreign Facilities as of and for the years ended July 31, 2002 and 2001, respectively. Weighted average outstanding borrowings were $2.2 million and $5.5 million, and the effective interest rates were 5.4% and 6.3% for the years ended July 31, 2002 and 2001, respectively.

NOTE 6. RETIREMENT AND OTHER EMPLOYEE BENEFITS

     The Company and its subsidiaries have various defined contribution and defined benefit plans covering substantially all of its employees. Benefits provided under the Company's defined benefit pension plans are primarily based on years of service and the employee's compensation. The defined contribution plans provide benefits primarily based on compensation levels.

Defined Benefit Plans

     The Company maintains defined benefit plans for one of its U.S. locations (the "U.S. Plan") and for certain employees in Canada (the "Canadian
Plans").

     The following sets forth the changes in benefit obligations and plan assets, and reconciles amounts recognized in the Company's consolidated balance sheets:

-------------------------------------------------------------------------------
                                             U.S. Plan          Canadian Plans
-------------------------------------------------------------------------------
Year Ended July 31,                        2002     2001        2002      2001
-------------------------------------------------------------------------------
(Dollars in thousands)

Benefit obligation at beginning of year  $2,199   $2,159     $14,065   $13,396
Service cost                                 40       44       2,247     2,321
Interest cost                               149      146       1,158     1,008
Plan amendments                              --       --          90      (899)
Gain on curtailment                          --       --         (45)       --
Other loss (gain)                             8      (10)      1,059    (1,098)
Benefits paid                              (151)    (140)       (432)     (259)
Effect of currency translation               --       --        (507)     (404)
                                         ------   ------     -------   -------
Benefit obligation at end of year        $2,245   $2,199     $17,635   $14,065
                                         ======   ======     =======   =======

Fair value of plan assets at beginning
   of year                               $2,555   $2,734     $ 8,776   $ 7,955
Company contributions                        --       --       2,329     1,976
Actual return on plan assets                (89)     (39)       (319)     (799)
Benefits paid                              (151)    (140)       (198)     (116)
Effect of currency translation               --       --        (309)     (240)
                                         ------   ------     -------   -------
Fair value of plan assets at end of year $2,315   $2,555     $10,279   $ 8,776
                                         ======   ======     =======   =======

Funded status                            $   70   $  356     $(7,356)  $(5,289)
Unrecognized net actuarial loss             528      202       2,113       138
Unrecognized prior service cost              96      111       1,043     1,424
                                         ------   ------     -------   -------
Net amount recognized                    $  694   $  669     $(4,200)  $(3,727)
                                         ======   ======     =======   =======

     Amounts recognized in the consolidated balance sheets consist of:

------------------------------------------------------------------------------
                                               U.S. Plan       Canadian Plans
------------------------------------------------------------------------------
July 31,                                     2002     2001      2002      2001
------------------------------------------------------------------------------
(Dollars in thousands)

Prepaid benefit cost                        $694     $669   $    --    $    --
Accrued benefit liability                     --       --    (6,762)    (4,967)
Intangible asset                              --       --     1,041      1,240
Minimum pension liability                     --       --     1,521         --
                                            ----     ----   -------    -------
Net amount recognized                       $694     $669   $(4,200)   $(3,727)
                                            ====     ====   =======    =======

     A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.

     Assets of the U.S. and Canadian plans are invested primarily in equity and fixed income securities.

     The weighted-average assumptions as of the end of the periods were as follows:

------------------------------------------------------------------------------
                                       U.S. Plan           Canadian Plans
------------------------------------------------------------------------------
July 31,                          2002    2001    2000    2002    2001    2000
------------------------------------------------------------------------------

Discount rate                    7.00%   7.00%   7.00%   7.00%   7.50%   7.00%
Expected rate of return
  on plan assets                 7.50%   8.50%   8.50%   8.00%   8.00%   8.00%
Rate of compensation increase    0.00%   0.00%   0.00%   4.00%   4.00%   4.00%

     The components of net periodic pension benefit (income) expense for fiscal 2002, 2001 and 2000 were as follows:

-------------------------------------------------------------------------------
                                          U.S. Plan           Canadian Plans
-------------------------------------------------------------------------------
Year Ended July 31,                  2002   2001   2000    2002    2001    2000
-------------------------------------------------------------------------------
(Dollars in thousands)

Service cost                          $ 40   $ 44  $ 48   $2,247  $2,321 $2,064
Interest cost                          149    146   142    1,158   1,008    666
Expected return on plan assets        (210)  (227) (213)    (766)   (722)  (467)
Curtailment loss                        --     --    --      172      --     --
Net amortization                        (4)    (2)   (3)     243     196     28
                                      ----   ---- -----   ------  ------ ------
Net periodic benefit (income) expense $(25)  $(39) $(26)  $3,054  $2,803 $2,291
                                      ====   ====  ====   ======  ====== ======

     In determining net periodic benefit (income) expense, unrecognized prior service costs are amortized over periods ranging from 5 to 16 years.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Canadian pension plans with accumulated benefit obligations in excess of plan assets were $12.6 million, $12.4 million, and $6.2 million, respectively, as of July 31, 2002, and $10.7 million, $9.9 million and $5.2 million, respectively, as of July 31, 2001.

     Under the Asset Purchase Agreement between the Company and Nortel Networks Corp. ("Nortel") dated December 19, 1995, Nortel has retained responsibility under certain of the Canadian pension plans with respect to services prior to the date of acquisition. In the event Nortel were unable to pay these obligations, the Company would be liable for all or most of such obligations.

Defined Contribution Plans

     The Company also maintains defined contribution and profit-sharing plans for eligible employees. Certain contributions are made under the matching provision of 401(k) plans, while the remainder are made at the discretion of the Company's Board of Directors. Expenses incurred by the Company in connection with these defined contribution and profit-sharing plans were $2.7 million, $5.7 million, and $5.3 million for the years ended July 31, 2002, 2001 and 2000, respectively.

NOTE 7. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Certain of the Company's operations are covered by postretirement health and life insurance benefits under unfunded plans.

     The components that comprise the changes in the benefit obligation were as follows:

-------------------------------------------------------------------------------
Year Ended July 31,                                             2002       2001
-------------------------------------------------------------------------------
(Dollars in thousands)

Benefit obligation at beginning of year                       $6,487     $6,594

Service cost                                                     215        276
Interest cost                                                    495        466
Plan amendments                                                  509         --
Gain on curtailment                                             (349)        --
Actuarial loss (gain)                                          1,798       (621)
Benefits paid                                                    (30)       (29)
Effect of currency translation                                  (252)      (199)
                                                              ------     ------
Benefit obligation at end of year                             $8,873     $6,487
                                                              ======     ======

     Amounts recognized in the consolidated balance sheets consist of:

-------------------------------------------------------------------------------
July 31,                                                       2002       2001
-------------------------------------------------------------------------------
(Dollars in thousands)

Funded status                                               $(8,873)   $(6,487)
Unrecognized net loss                                         1,823        204
                                                            -------    -------
Accrued postretirement benefit liability                    $(7,050)   $(6,283)
                                                            =======    =======

     The weighted-average assumptions as of the end of the periods were as follows:

-------------------------------------------------------------------------------
July 31,                                                  2002    2001    2000
-------------------------------------------------------------------------------

Discount rate                                            7.00%   7.50%   7.00%
Rate of compensation increase                            3.00%   4.00%   4.00%

     The components of postretirement expense for fiscal 2002, 2001 and 2000 were as follows:

-------------------------------------------------------------------------------
Year Ended July 31,                                 2002        2001       2000
-------------------------------------------------------------------------------
(Dollars in thousands)

Service cost                                      $  215        $276       $278
Interest cost                                        495         466        436
Curtailment loss                                     235          --         --
Net amortization                                      65         120        149
                                                  ------        ----       ----
Net postretirement
   benefit expense                                $1,010        $862       $863
                                                  ======        ====       ====

     Future benefits were estimated assuming medical costs would increase at approximately a 9.00% annual rate for fiscal 2003, decreasing gradually to 5.00% in fiscal year 2007 and thereafter, and dental costs would increase at approximately 5.00% for fiscal 2003 and thereafter.

     Assuming a 1.00% increase in this annual trend, the accumulated postretirement benefit obligation would have increased by $1,141,000 and $783,000 at July 31, 2002 and 2001, respectively and the postretirement benefit expense would have increased by approximately $95,000, $100,000 and $98,000 for fiscal 2002, 2001 and 2000, respectively. Conversely, assuming a 1.00% decrease in this annual trend, the accumulated postretirement benefit obligation would have decreased by $923,000 and $629,000 at July 31, 2002 and 2001, respectively, and the postretirement benefit expense would have decreased by approximately $75,000, $79,000 and $78,000 for fiscal 2002, 2001 and 2000, respectively.

NOTE 8. STOCK BENEFIT PLANS

     During fiscal 1999 the Company established the CDT Employee Stock Purchase Plan (the "ESPP") which provides eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the first business day of a fiscal quarter or on the last business day of a fiscal quarter. There are 750,000 shares of common stock reserved for issuance under the ESPP. As of July 31, 2002, 389,015 shares of common stock remain available for issuance under the ESPP.

     In December 1995, the Company adopted the Non-Employee Director Stock Plan (the "Non-Employee Plan"). The Non-Employee Plan provides that shares of common stock having a fair market value of $15,000 be granted annually to each non-employee director each August 1. Shares granted under the Non-Employee Plan were 5,928 in fiscal 2002, 3,816 in fiscal 2001, and 2,490 in fiscal 2000.

     A Long Term Performance Incentive Plan (the "2001 Plan") was approved by the shareholders in December 2000, and authorizes the grant of various types of incentive awards with respect to 1,800,000 shares of the Company's common stock. As of July 31, 2002, 1,370,440 shares are available for issuance under this plan.

     A Long Term Performance Incentive Plan (the "1999 Plan") was adopted in April 1999 and amended in June 1999 and authorizes the grant of various types of incentive awards with respect to 2,260,500 shares of the Company's common stock. As of July 31, 2002, 165,230 shares are available for issuance under the 1999 Plan.

     A Supplemental Long Term Performance Incentive Plan (the "Supplemental Plan") was adopted in December 1995 and authorizes the grant of awards with respect to 2,700,000 shares of common stock, of which 1,687,500 shares are reserved for grants only to new members of the Company's management who are employed in connection with acquisitions by the Company. As of July 31, 2002, 278,950 shares of common stock are available for grant under the Supplemental Plan.

     A Long Term Performance Incentive Plan (the "Stock Option Plan") was adopted in September 1993 and provides for the granting to employees and other key individuals stock options, stock appreciation rights, restricted stock, performance units and other types of incentive awards. An aggregate of 982,625 shares of common stock were reserved for issuance pursuant to the Stock Option Plan, and 3,983 are available for issuance as of July 31, 2002.

     The Company maintains a Stock Purchase and Option Plan (the "Former Plan") that was terminated as to future grants effective upon completion of the Company's initial public offering on November 24, 1993. Options issued under the Former Plan expire on the earlier of ten years after the date of grant (July 1988 through September 1992) or ten days after termination of employment. Substantially all of the options granted under the Former Plan were exercised prior to July 31, 1998.

     The terms of stock options issued under the Former Plan, Stock Option Plan, Supplemental Plan, 1999 Plan and 2001 Plan (collectively "the Option Plans") include vesting over periods ranging from three to five years, an exercise price equal to the fair market value of the stock at the date of grant, and a maximum option term of ten years from the date of grant.

     Certain information regarding stock option transactions is summarized below:

----------------------------------------------------------------------------------------
Year Ended July 31,                 2002                 2001                 2000
----------------------------------------------------------------------------------------
                                      Weighted             Weighted             Weighted
                                       Average              Average              Average
                                      Exercise             Exercise             Exercise
                              Shares     Price     Shares     Price     Shares     Price
----------------------------------------------------------------------------------------
Outstanding, beginning
  of year                  4,444,573    $12.34  4,535,840   $11.51   5,454,068    $10.73
Granted                      560,000     14.51    359,250    21.88     262,500     20.63
Exercised                   (315,384)     4.29   (388,567)   11.29  (1,132,563)     9.93
Forfeited                   (495,050)    17.06    (61,950)   13.80     (48,165)     9.63
                           ---------    ------  ---------   ------   ---------    ------
Outstanding,
  end of year              4,194,139    $12.67  4,444,573   $12.34   4,535,840    $11.51
Exercisable at

  end of year              3,014,816    $12.19  2,185,331   $10.83   1,299,764    $ 9.66
                           ---------    ------  ---------   ------   ---------    ------
Weighted average fair
 value of options granted               $ 8.70              $12.79                $11.77

     Information regarding stock options outstanding as of July 31, 2002 is summarized below:

-----------------------------------------------------------------------------------
                              Options Outstanding               Options Exercisable

-----------------------------------------------------------------------------------
                                       Weighted   Weighted                 Weighted
                                        Average    Average                  Average
    Range of                          Remaining   Exercise                 Exercise
Exercise Prices      Options   Contractual Life      Price      Options       Price
-----------------------------------------------------------------------------------
$1.22  -  $4.15       45,994          1.8 years     $ 3.36       45,994      $ 3.36
$8.33  - $12.48    1,920,344          5.8 years     $ 9.86    1,458,707      $ 9.97
$12.89 - $17.44    1,945,657          7.4 years     $14.32    1,414,374      $14.12
$19.25 - $27.06      282,144          6.7 years     $21.98       95,741      $21.67

     The Company accounts for the Option Plans and the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. The supplemental information presented below discloses pro forma net income and net income per common share as if the Company had determined the cost of stock options in accordance with the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation.

-------------------------------------------------------------------------------
Year Ended July 31,                                   2002       2001      2000
-------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

Net income:                       As reported       $3,588   $23,456    $54,920
                                  Pro forma         $  194   $18,899    $51,023
Basic earnings per share:         As reported       $ 0.08   $  0.54    $  1.29
                                  Pro forma         $ 0.00   $  0.43    $  1.20
Diluted earnings per share:       As reported       $ 0.08   $  0.52    $  1.25
                                  Pro forma         $ 0.00   $  0.42    $  1.18

     The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants issued in fiscal 2002, 2001 and 2000, respectively: risk-free interest rates of 4.34%, 5.78% and 6.36%; expected volatility of 61.4%, 64.1% and 59.0%; expected life of three to six years for all options; and an expected dividend yield of zero for all options. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options. Incentive stock awards are granted at the discretion of the Company's Board of Directors, therefore, the type and number of awards previously issued may not be indicative of those to be granted in future periods.

     During fiscal 2001, the Company granted an employee award of 38,163 shares of restricted stock. The associated compensation expense was amortized over the vesting period. The award vested in fiscal 2002, and compensation expense recognized related to this award was $0.6 million and $0.3 million in fiscal 2002 and 2001, respectively.

NOTE 9. INCOME TAXES

     Except for the effects of the reversal of net deductible temporary differences, the Company is not aware of any factors which would cause any significant differences between book and taxable income in future years. Although there can be no assurances that the Company will generate any earnings or specific level of continuing earnings in future periods, management believes that it is more likely than not that the net deductible differences will reverse during periods when the Company generates sufficient net taxable income.

     Income before income taxes and minority interest, as shown in the accompanying consolidated statements of income, includes the following components:

-------------------------------------------------------------------------------
Year Ended July 31,                               2002        2001         2000
-------------------------------------------------------------------------------
(Dollars in thousands)

Domestic                                        $6,809     $32,910      $54,914
Foreign                                            967      13,133       36,283
                                                ------     -------      -------
Income before income taxes and
  minority interest                             $7,776     $46,043      $91,197
                                                ======     =======      =======

     Taxes on income, as shown in the accompanying consolidated statements of income, include the following components:

------------------------------------------------------------------------------
Year Ended July 31,                               2002        2001        2000
------------------------------------------------------------------------------
(Dollars in thousands)

Current provision:
   Federal                                      $1,056     $13,094     $16,536
   State                                           589       2,839       3,159
   Foreign                                       1,633       5,530      12,279
                                                ------     -------     -------
   Total current provision                       3,278      21,463      31,974
Deferred provision (benefit):
   Federal                                         936        (165)      2,225
   State                                           160         (28)        382
   Foreign                                        (486)        633         710
                                                ------     -------     -------
   Total deferred provision                        610         440       3,317
                                                ------     -------    --------
Income tax provision                            $3,888     $21,903     $35,291
                                                ======     =======     =======

     The effective rate differs from the statutory rate for the following reasons:

-------------------------------------------------------------------------------
Year Ended July 31,                              2002         2001         2000
-------------------------------------------------------------------------------
(Dollars in thousands)

Tax provision based on the U.S. federal
   statutory tax rate                           $2,617     $15,876      $31,574
State income taxes, net of federal
   income tax benefit                              487       1,827        2,302
Research and development
   tax credit (Canada)                            (232)       (254)        (224)
Foreign tax rates different from U.S.
   federal statutory rate                        1,146       1,424          857
Goodwill and other nondeductible expenses          410       3,460          584
All other, net                                    (540)       (430)         198
                                                ------     -------      -------
Income tax provision                            $3,888     $21,903      $35,291
                                                ======     =======      =======

     The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at July 31, 2002 and 2001, which include net deferred tax liabilities recorded in connection with acquisitions were as follows:

-------------------------------------------------------------------------------
July 31,                                                      2002        2001
-------------------------------------------------------------------------------
(Dollars in thousands)

Deferred Tax Assets:
   Accruals                                               $  4,998    $  5,803
   Postretirement and pension accruals                       3,495       3,061
   Asset valuations                                          7,092       6,359
   Net operating loss carryforwards                          2,168          --
   Uniform cost capitalization                               1,266       1,361
   Other                                                       201         101
                                                          --------    --------
   Total deferred tax assets                              $ 19,220    $ 16,685
                                                          --------    --------
Deferred Tax Liabilities:
   Excess of book basis over tax basis
     of fixed assets                                      $(33,871)   $(28,179)
   Other                                                      (230)        (48)
                                                          --------    --------
   Total deferred tax liabilities                          (34,101)    (28,227)
                                                          --------    --------
Net deferred tax liability                                $(14,881)   $(11,542)
                                                          ========    ========
Reconciliation to the consolidated balance sheets:
   Current deferred tax asset, net                        $ 13,292    $ 12,183
   Non-current deferred tax liability, net                 (28,173)    (23,725)
                                                          --------     -------
Net deferred tax liability                                $(14,881)   $(11,542)
                                                          ========    ========

     The Company currently intends that undistributed earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. As such, a deferred tax liability has not been provided on the unremitted earnings of the Company's foreign subsidiaries.

NOTE 10. EARNINGS PER COMMON SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed based on the weighted average common shares outstanding plus additional potential shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. Additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company's common stock during the period.

     The following table sets forth the computation of basic and diluted earnings per share:

-----------------------------------------------------------------------------------
Year Ended July 31,                               2002          2001           2000
-----------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Numerator:
Net income                                      $3,588       $23,456        $54,920

Denominator:
Weighted average common shares
   outstanding                              44,244,255    43,742,832     42,665,123
Common stock equivalents                       387,227     1,184,453      1,421,076
                                            ----------    ----------     ----------
Weighted average common shares outstanding
   and common stock equivalents             44,631,482    44,927,285     44,086,199
Basic earnings per
   common share                                 $ 0.08       $  0.54        $  1.29
Diluted earnings per
   common share                                 $ 0.08       $  0.52        $  1.25

     Options to purchase 2,227,801, 526,000, and 247,500 shares of common stock were outstanding during fiscal 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

     A three for two stock split in the form of a common stock dividend was effected on August 22, 2000.

NOTE 11. ACQUISITIONS

     On December 4, 2001, the Company purchased 83.6%, and subsequently, through July 31, 2002, has purchased an additional 10.6%, of the outstanding stock of Kabelovna Decin-Podmokly, a.s., ("KDP/CDT") based in the Czech Republic. KDP/CDT is a manufacturer of communication, fiber optic, medical, signal and control cable and cable harnesses.

     On August 15, 2001, the Company acquired 100% of the outstanding stock of A.W. Industries, ("AWI/CDT"), based in Ft. Lauderdale, Florida. AWI/CDT is a designer and manufacturer of connectors for the telecommunication and other industries.

     The aggregate purchase price of KDP/CDT and AWI/CDT was $42.7 million, which included $15.2 million of cash acquired. The acquisitions were accounted for under the purchase method, under which the purchase price is allocated based on the estimated fair market value of the assets and liabilities acquired. Acquired intangible assets were $2.4 million, and included $0.7 million assigned to trade names that are not subject to amortization. The remaining $1.7 million of intangible assets represent customer lists and contracts, patents, and non-compete agreements. These intangible assets have estimated useful lives ranging from one to five years. Allocation of the purchase price resulted in goodwill of $2.6 million, all of which was assigned to the Network Communication segment. None of the goodwill is deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill related to the KDP/CDT and AWI/CDT acquisitions is not being amortized.

     On March 31, 2000, the Company acquired the outstanding stock of Hamilton USA, Inc. ("BoseLAN/CDT"), a Silicon Valley company located in Milpitas, California. BoseLAN/CDT is a developer of high performance electronic and fiber optic components. BoseLAN/CDT was merged with Red Hawk/CDT effective August 1, 2002. See Note 19 "Subsequent Events".

     On February 24, 2000, the Company purchased 85% of the outstanding stock of Industria Tecnica Cavi S.R.L. ("ITC/CDT"), and purchased the remaining 15% of the stock in February 2002. ITC/CDT is an Italian manufacturer of coaxial cable.

     The acquisitions of BoseLAN/CDT and ITC/CDT were accounted for under the purchase method of accounting.

     The results of operations of KDP/CDT, AWI/CDT, BoseLAN/CDT and ITC/CDT have been included in the consolidated financial statements since the respective acquisition dates. Pro forma information giving effect to the acquisitions is not presented as their financial position and results of operations are not material to the Company's consolidated financial statements.

NOTE 12. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

     The Company's operations are organized into two business segments: the Network Communication segment and the Specialty Electronic segment. The Network Communication segment encompasses connectivity products used within computer networks and communication infrastructures for the electronic and optical transmission of data, voice, and multimedia. Products included in this segment are high performance network cable, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications, including assembly of products for the wireless marketplace. The Specialty Electronic segment encompasses electronic cable products that are used in automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

     The accounting policies of the reportable segments are the same as those described in Note 1 "Significant Accounting Policies". The Company evaluates segment performance based on operating profit, excluding business restructuring expenses, after allocation of corporate expenses. Business restructuring expenses of $5.8 million and $17.6 million were incurred in fiscal 2002 and 2001, respectively, and restructuring income of $0.2 million was recorded in fiscal 2000. Approximately $5.1 million of the fiscal 2002 and $11.0 million of the fiscal 2001 restructuring expenses were associated with operations in the Network Communication segment. Corporate assets, which primarily consist of cash, deferred income taxes and other deferred costs, are immaterial and are allocated to the operating segments.

     The Company has no inter-segment revenues. Summarized financial information for the Company's operating segments as of and for the years ended July 31, is as follows:

------------------------------------------------------------------------------
                                         Network      Specialty
                                   Communication     Electronic
                                         Segment        Segment          Total
------------------------------------------------------------------------------
(Dollars in thousands)

Sales:

   2002                                 $347,595       $206,159       $553,754
   2001                                  512,694        250,531        763,225
   2000                                  545,021        252,803        797,824

Depreciation and amortization expense:

   2002                                   15,993          8,166         24,159
   2001                                   14,346          8,197         22,543
   2000                                   13,697          7,752         21,449

Segment operating profit:

   2002                                    2,678         18,774         21,452
   2001                                   39,318         33,543         72,861
   2000                                   62,191         40,964        103,155

Total assets:

   2002                                  360,786        225,001        585,787
   2001                                  356,686        227,710        584,396
   2000                                  376,966        238,387        615,353

Capital expenditures:

   2002                                    7,589          4,970         12,559
   2001                                   28,359          9,723         38,082
   2000                                   16,003          6,025         22,028

     Segment operating profit differs from consolidated income before income taxes and minority interest reported in the consolidated statements of income as follows:

----------------------------------------------------------------------------------
Year Ended July 31,                                2002         2001         2000
----------------------------------------------------------------------------------
(Dollars in thousands)

Segment operating profit                        $21,452      $72,861     $103,155
Business restructuring expense (income), net      5,829       17,577         (189)
Interest expense, net                             6,796        9,018       11,770
Other expense, net                                1,051          223          377
                                                -------      -------     --------
Income before income taxes and
  minority interest                             $ 7,776      $46,043     $ 91,197
                                                =======      =======     ========

     The following summarizes external sales to customers and long-lived assets located in the Company's country of domicile and certain foreign countries:

-------------------------------------------------------------------------------
July 31,                                        2002          2001         2000
-------------------------------------------------------------------------------
(Dollars in thousands)

Sales:
   United States                            $306,728      $454,835     $497,319
   Canada                                     82,063       128,050      121,882
   Other                                     164,963       180,340      178,623
                                            --------      --------     --------
   Total                                    $553,754      $763,225     $797,824
                                            ========      ========     ========

Long-lived assets:
   United States                            $ 88,426      $ 90,631     $ 77,832
   Canada                                     65,127        72,737       74,160
   Germany                                    30,396        26,844       27,086
   Other                                      57,935        31,028       29,323
                                            --------      --------     --------
        Total                               $241,884      $221,240     $208,401
                                            ========      ========     ========

NOTE 13. LEASE COMMITMENTS

     Rental expense under noncancelable operating leases was approximately $7.6 million, $5.9 million and $5.3 million for the years ended July 31, 2002, 2001 and 2000, respectively. Operating leases relate principally to manufacturing, warehouse and office space. Minimum annual rents payable under noncancelable leases in each of the next five years and thereafter are as follows:

-------------------------------------------------------------------------------
Year Ended July 31,                                                       Total
-------------------------------------------------------------------------------
(Dollars in thousands)

2003                                                                    $ 5,823
2004                                                                      4,690
2005                                                                      3,328
2006                                                                      2,502
2007                                                                        932
Thereafter                                                                1,368
                                                                        -------
Total future minimum lease payments                                     $18,643
                                                                        =======

     In July 2002 the Company entered into a sublease agreement for one of its facilities. The Company remains primarily liable under the terms of the original lease, therefore operating lease payments presented above include amounts due under the terms of the original lease agreement. In fiscal 2002 the Company recognized a loss related to such sublease of $0.4 million, which represents the excess of remaining payments due under the terms of the original lease over expected sublease income. The Company received $0.1 million of sublease income in fiscal 2002. There was no income received from sublease rentals in fiscal 2001 or 2000.

Note 14. COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the normal course of business, including patent, trademark and environmental matters. In management's opinion, any liability that might be incurred in connection with the resolution of such matters would not have a material effect upon the Company's financial position, results of operations or cash flows.

     Selling, general and administrative expenses for fiscal 2002 include a $1.3 million contingency provision for a lawsuit currently in discovery, and whose worst-case exposure is estimated at $3.0 million. Although the outcome of this matter is not certain at this time, the provision represents management and outside counsel's most likely estimate of exposure.

     The Company has granted, in connection with the acquisition of its HEW/CDT subsidiary in fiscal 1999, a put option to the sellers for the 20% minority interest in HEW/CDT. The put option must be exercised on or before January 31, 2003 and, if exercised, will become effective on August 1, 2003. If the option is exercised, the purchase price, which is based upon multiples of the average of prior and future results of operations of HEW/CDT, will be calculated as set forth in the agreement as of July 31, 2003, with payment due November 1, 2003.

     The Company had outstanding letters of credit of $1.9 million and $3.9 million as of July 31, 2002 and 2001, respectively. Outstanding letters of credit as of July 31, 2001 included $3.1 million in connection with the purchase of ITC/CDT (see Note 11 "Acquisitions") As of July 31, 2002 and 2001 the Company also maintains a $1.2 million bond in connection with workers' compensation self-insurance in the state of Massachusetts.

Note 15. Related Party Transactions

     In the normal course of business the Company enters into transactions for the purchase of materials, equipment and services with entities that are affiliated with or owned by an officer/stockholder. Transactions with related parties totaled less than $0.1 million in fiscal 2002, and were approximately $0.3 million and $0.9 million for the years ended July 31, 2001 and 2000, respectively.

Note 16. Derivative Financial Instruments and Fair Value of Financial
Instruments

     Concentrations of credit risk with respect to trade receivables are limited due to the Company's wide variety of customers and the many markets into which the Company's products are sold, as well as the many different geographic areas in which such customers and markets are located. As a result, at July 31, 2002, the Company does not believe it has any significant concentrations of credit risk.

     The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and debt, are approximately equivalent. The debt instruments bear interest at floating rates, which are based upon market rates, or fixed rates that approximate market rates. All other financial instruments are classified as current and will be utilized within the next operating cycle.

     The Company purchases foreign currency forward exchange contracts, which are highly effective as, and are designated as, fair value hedges of foreign currency receivables. The impact of these foreign currency forward contracts, recorded in "other expense, net" in the consolidated statement of income, was not material for the year ended July 31, 2002. No derivative instrument initially designated as a fair value hedge instrument was undesignated or discontinued as a hedging instrument during the year ended July 31, 2002. The notional amount of outstanding foreign currency exchange contracts was $6.9 million at July 31, 2002. The fair value of these contracts was not material at July 31, 2002. The Company did not utilize any derivative instruments during the fiscal years ended July 31, 2001 or 2000.

Note 17. BUSINESS RESTRUCTURING EXPENSES

     The Company incurred business restructuring expenses of $5.8 million
($3.5 million net of tax) during fiscal 2002 related to various plans to reduce costs, including workforce reductions and the consolidation of certain facilities. The restructuring expense includes severance and other employee termination costs of $3.6 million ($2.2 million net of tax) related to the termination of 343 employees, of which 317 had left the Company as of July 31, 2002. Asset impairment charges of $2.2 million ($1.3 million net of tax) were incurred related to property and equipment held for sale and costs related to the closing of the Company's wireless assembly facility, primarily representing the write-off of inventory applicable to terminated customer contracts. Approximately $5.1 million of the pretax fiscal 2002 restructuring expenses were associated with operations in the Network Communication segment.

     The Company incurred business restructuring expenses of $17.6 million ($14.3 million net of tax) in fiscal 2001 related to workforce reductions, goodwill impairment, and the sale of a business. The fiscal 2001 expense includes a charge of $6.1 million ($3.8 million, net of tax) for severance and other employee termination costs associated with a workforce reduction plan affecting 641 hourly and salaried employees, including workers under contract manufacturing arrangements. All of the employee terminations under this plan have been completed. The restructuring charge related to a company-wide workforce reduction rather than to a specific business segment, and is therefore excluded from segment operating profit (see Note 12 "Industry and Geographic Segment Information"). However, had these costs been allocated to the Company's business segments in a manner consistent with other Corporate expenses, the Network Communication and Specialty Electronic segments operating profit for fiscal 2001 would have been reduced by $4.1 million and $2.0 million, respectively. Goodwill impairment charges of $9.4 million ($8.4 million, net of tax) were incurred in fiscal 2001 as a result of the Company's evaluation of the recoverability of the carrying value of goodwill for certain of its operations based on the estimates of future cash flows for these operations. Of the total goodwill impairment charge, $3.8 million, net of tax, represented goodwill associated with operations in the Network Communication segment, and $4.6 million, net of tax, with operations in the Specialty Electronic segment. During fiscal 2001, the Company sold substantially all the assets of a network distribution business located in the United Kingdom. The Company incurred a $2.1 million net of tax loss on the sale of assets.

     The following table displays the activity related to the restructuring plans:
-------------------------------------------------------------------------------
                                        Severance
                                        and Other        Asset
                                      Employee Costs  Write-downs       Total
-------------------------------------------------------------------------------
Restructuring reserve, July 31, 2000     $   --        $    --         $    --
Charges                                   6,134         11,443          17,577
Cash expenditures                          (543)            --            (543)
Asset valuation/other adjustments            --        (11,443)        (11,443)
                                         ------        -------         -------
Restructuring reserve, July 31, 2001      5,591             --           5,591
Charges                                   3,663          2,166           5,829
Cash expenditures                        (6,521)            --          (6,521)
Asset valuation/other adjustments          (856)        (2,166)         (3,022)
                                         ------        -------         -------
Restructuring reserve, July 31, 2002     $1,877        $    --         $ 1,877
                                         ======        =======         =======

Note 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial data are summarized as follows:

---------------------------------------------------------------------------------------------------------
Fiscal Year 2002                                         First      Second        Third        Fourth
---------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net sales                                               $141,956    $127,065     $141,787      $142,946
Gross profit                                              37,784      27,092       38,522        35,250
Income (loss) from operations
  before net restructuring expenses                     $  7,483      (2,882)    $  9,868      $  6,983
Income (loss ) from operations                             6,144/1/   (6,783)/1/    9,499/1/      6,763/1/
Net income (loss)                                          2,830/2/   (5,294)/2/    3,857/2/      2,195/2/
Per share information:
Basic earnings (loss) per common share                  $   0.06    $  (0.12)    $   0.09          0.05
Diluted earnings (loss) per common share                $   0.06/2/ $  (0.12)/2/ $   0.09/2/   $   0.05/2/

1 Includes $1.3 million, $3.9 million, $0.4 million and $0.2 million of restructuring expense in the first, second, third and fourth quarters, respectively (see Note 17 "Business Restructuring Expenses").

2 Excluding restructuring expense, net of tax,(see Note 17 "Business Restructuring Expenses"), net income for the first, third and fourth quarters was $3.6 million ($0.08 per diluted share), $4.1 million ($0.09 per diluted share), and $2.3 million ($0.05 per diluted share), respectively, and the net loss for the second quarter was $3.0 million ($0.07 per diluted share).

---------------------------------------------------------------------------------------------------------
Fiscal Year 2001                                        First       Second        Third        Fourth
---------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net sales                                              $214,726     $202,645     $181,384      $164,470
Gross profit                                             64,271       58,855       48,320        43,369
Income from operations
   before restructuring expenses                         29,169       21,279       14,130         8,283
Income (loss) operations                                 29,169       21,279       12,065/1/     (7,229)/1/
Net income (loss)                                        16,209       11,524        4,489/2/     (8,766)/2/
Per share information:
Basic earnings (loss) per common share                 $   0.37     $   0.26 $       0.10      $  (0.20)
Diluted earnings (loss) per common share               $   0.36     $   0.26     $   0.10/2/   $  (0.20)/2/

1 Includes $2.1 million and $15.5 million of restructuring expense in the third and fourth quarters, respectively (see Note 17 "Business Restructuring Expenses").

2 Excluding restructuring expense (see Note 17 "Business Restructuring Expenses"), net income was $6.6 million ($0.15 per diluted share) for the third quarter, and $3.4 million ($0.08 per diluted share) for the fourth quarter.

NOTE 19. SUBSEQUENT EVENTS

     The Company reached an agreement on October 10, 2002 with the agent under its bank facility to reduce total available borrowings under the Revolving Credit Facility to $150.0 million, and to provide security for the loans in the form of a pledge of substantially all of the Company's U.S. and Canadian non-real estate assets. See Note 5 "Financing Arrangements".

     The Company announced certain restructuring measures on September 26, 2002, including the consolidation of four operating units into other Company operations and a Company-wide workforce reduction affecting approximately 8% of total employees, including employees at the facilities to be consolidated. The four operating units affected are: NEK/CDT, a manufacturer of network cable products located in Sweden, will be consolidated into the Company's other European manufacturing facilities; NorLAN/CDT, a Montreal, Canada based manufacturer of network cable products, will be consolidated into the Company's Nordx/CDT operations; Red Hawk/CDT, a manufacturer of media conversion, power over Ethernet and LAN products located in California, will be consolidated into Mohawk/CDT; and the Company's non-core Admiral/CDT and Tennecast/CDT operations, located in Ohio, will be consolidated. The Company expects to incur pretax charges of approximately $11 million in the first fiscal quarter 2003 associated with the above facilities consolidations and workforce reductions, including severance and other employee termination costs, losses on leased facilities to be vacated, and a non-cash charge related to the write-down of certain assets as a result of the consolidations. Additionally, the Company expects to incur relocation and reinstallation costs, primarily related to the movement of machinery and equipment, of $1-$2 million which will be expensed when incurred.

     On October 22, 2002 the Company executed an agreement to sell substantially all of the operating assets related to its NORCOM operating unit located in Kingston, Ontario. NORCOM manufactures telecommunication and central office cables. The purchase price is approximately $11.3 million plus assumption of accounts payable and certain other current liabilities, subject to adjustments for asset values as of the closing date. The Company will retain various liabilities, including those relating to potential environmental and certain pension and postretirement matters. The agreement contemplates additional contingency payments over three years of up to $8.1 million depending primarily on the purchaser's achievement of future business levels and, to a lesser extent, sales of certain inventory items. The Company expects to incur pretax charges of approximately $40 to $45 million in the first fiscal quarter 2003 as a result of the sale transaction. The amount of such losses has not been finally determined. The transaction is expected to close on or about October 31, 2002. There can be no assurance that such transaction will close or, if it closes, the amount of any adjustments to the purchase price or whether any portion of the contingent payments will be realized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective April 8, 2002, the Board of Directors, upon the recommendation of the Audit Committee, approved the engagement of Deloitte & Touche LLP as its independent accountants for the fiscal year ending July 31, 2002 and dismissed the firm of Arthur Andersen LLP.

     The reports of Arthur Andersen LLP on our consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.

     During the past two fiscal years and through April 8, 2002, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused the firm to make reference to the subject matter thereof in connection with their report on our consolidated financial statements and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

     During the years ended July 31, 2001 and 2000 and through April 8, 2002, we did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Registrant's directors is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 15, 2002. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Age      Present Office and Experience
---      -----------------------------

61 Ferdinand C. Kuznik has been a director of the Company since 2000, and Chief Executive Officer of the Company since December, 2001.
         In June, 2001 Mr. Kuznik retired from Motorola, Inc. where he had served since 1999 as Executive Vice President of Motorola, Inc. and President of Motorola's operations in Europe, the Middle East and Africa. From 1997 to 1999, Mr. Kuznik served as President of Motorola's Personal Communications Sector. Mr. Kuznik has also served as Managing Director of Philips Telecommunications and held management positions with A.D. Little and AT&T Switching Systems. Mr. Kuznik has a Dipl. Ing. Degree from the Technical University of Ostrava and a Master's Degree in Computer Science from the Illinois Institute of Technology in Chicago.

60 George C. Graeber has been Chief Operating Officer and a director of the Company since 1998, and President of the Company since December, 2001. From 1992 to 1998, Mr. Graeber served in various other positions with the Company, including Executive Vice President of the Company and President of Montrose/CDT. From 1990 to 1992 Mr. Graeber was a Vice President and General Manager of the Energy division of Anixter International, Inc., a distributor of cable and communication equipment. Mr. Graeber also was the President of the Industrial Electronic division of Brintec Corp. and a Vice President of Brand Rex Cable. Mr. Graeber has a Master's Degree in Electrical Engineering from the University of Connecticut.

63 David R. Harden has been a Senior Vice President of CDT and President of West Penn/CDT since 1988. He founded West Penn Wire in 1971, and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988 Mr. Harden was an Executive Vice President of West Penn/CDT.

41 Peter Sheehan has been an Executive Vice President of the Company since 1998. Mr. Sheehan joined the Company in 1995 in the area of international sales and marketing. Prior to joining the company Mr. Sheehan was Senior Vice President of Sales and Marketing of Berk-tek, a wire and cable company. Mr. Sheehan has a Bachelor's Degree from Boston College.

52 Kenneth O. Hale has been Vice President and Chief Financial Officer of the Company since 1987. Mr. Hale holds a Certified Public Accountant's certificate and an MBA in finance from the University of Missouri. *

41 Charles B. Fromm was appointed Vice President and General Counsel of the Company in October 1997, and Secretary of the Company in 1999. Prior to joining the Company, Mr. Fromm was a Partner at Kirkland & Ellis, New York. Mr. Fromm has a Bachelor's Degree in Business Administration and a Juris Doctor Degree from the University of Michigan.

55       Ian Mack was appointed President of European Operations in
         August 2000. Prior thereto, Mr. Mack was managing director of Brand Rex Limited, a division of BICC plc, a company based in the United Kingdom.

46 Robert Canny was appointed Vice President of Specialty Products in June 2002. Mr. Canny was general manager of Thermax/CDT since its acquisition by CDT in 1997, and from 1987 to 1997 served in various other positions with Thermax. Prior to joining Thermax, Mr. Canny held management and technical positions at Rockbestos, Times Fiber and RFS Cablewave Systems. Mr. Canny has a Bachelor's Degree in Physics from Southern Connecticut State University and a Master's Degree in Industrial Engineering from the University of New Haven.

           *Mr. Hale has announced that he will be leaving the Company effective December 31, 2002. See Exhibit 10.24.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive officers of the Registrant is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 15, 2002. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership of certain beneficial owners and management is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 15, 2002. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 15, 2002. Such information is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1. The following financial statements are filed as part of this Annual Report on Form 10-K:

             a.    Reports of Independent Public Accountants.
             b. Consolidated Statements of Income for the years ended July 31, 2002, 2001 and 2000.
             c.    Consolidated Balance Sheets as of July 31, 2002 and 2001.
             d. Consolidated Statements of Cash Flow for the years ended July 31, 2002, 2001 and 2000.
             e. Consolidated Statements of Stockholders' Equity for the years ended July 31, 2002, 2001 and 2000.
             f.    Notes to Consolidated Financial Statements.

      2.  The following documents are filed as part of this report:

              a. Reports of Independent Public Accountants on Supplemental Schedule.
              b. Schedule II: Valuation and Qualifying Accounts for the three years ended July 31, 2002.
              c.    List of Exhibits

          All other schedules have been omitted because they are not applicable.

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
                    Exhibit 10.20 to CDT's Registration Statement on Form S-1 (File No. 33-69992).

          10.7 - Collective Labour Agreement dated June 10, 2001, between NORDX/CDT and Canadian Union of Communications Workers Unit 4.**

          10.8 - Form of Change in Control Agreement between CDT and each of George C. Graeber, Kenneth O. Hale, Charles B. Fromm, Peter Sheehan and Ian Mack. Incorporated by reference to
                    Exhibit 10.14 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

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

          10.17 - Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT's Report on Form 10-Q as filed on March 15, 2001.

          10.18 - Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT's Report on Form 10-Q as filed on March 15, 2001.

          10.20 - Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand
                    C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT's Report on Form 10-Q as filed on March 13, 2002.

          10.21 - Form of Change in Control Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit
                    10.1 to CDT's Report on Form 10-Q as filed on March 13,
                    2002.

          10.22 - Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to
                    Exhibit 10.4 to CDT's Report on Form 10-Q as filed on March 13, 2002.

          10.23 - Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT's Report on Form 10-Q as filed on March 13, 2002.

          10.24  -  Form of Employment/Retention Agreement dated
                    August 22, 2002, between Cable Design Technologies Corporation and Kenneth O. Hale.**

           15.1 - Statement regarding predecessor Independent Public Accountants' consent**

           21.1  -  List of Subsidiaries of CDT.**

           23.1  -  Consent of Deloitte & Touche LLP.**

           99.1 - Form of Credit Agreement dated December 17, 2001, among Cable Design Technologies Corporation, Fleet National Bank, Fleet National Bank, London Branch, Fleet Bank Europe Limited, and other lenders party thereto. Incorporated by reference to Exhibit 99.1 to CDT's Report on Form 10-Q as filed on March 13, 2002.

           99.2 - Form of Credit Agreement dated December 17, 2001, among NORDX/CDT, Inc., Cable Design Technologies Corporation, Cable Design Technologies, Inc. and BNP Paribas (Canada). Incorporated by reference to Exhibit 99.2 to CDT's Report on Form 10-Q as filed on March 13, 2002.

           99.3 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.**

          ** Filed Herein

          (b)    Reports on Form 8-K

                 No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Cable Design Technologies Corporation

By:/s/ Ferdinand Kuznik                                  October 25, 2002
   -------------------------------------
   Ferdinand Kuznik
   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 25, 2002.

SIGNATURE                               TITLE

/s/ Bryan C. Cressey
--------------------------------        Chairman of the Board;
Bryan C. Cressey                        Director

/s/ Ferdinand C. Kuznik
--------------------------------        Director; Chief Executive Officer
Ferdinand C. Kuznik                    (Principal Executive Officer)

/s/ George C. Graeber
--------------------------------        Director; President, Chief Operating
George C. Graeber                       Officer

/s/ Kenneth O. Hale
--------------------------------        Vice President; Chief Financial Officer;
Kenneth O. Hale                        (Principal Financial and
                                        Accounting Officer)

/s/ Michael F.O. Harris
--------------------------------        Director
Michael F. O. Harris

/s/ Glenn Kalnasy
--------------------------------        Director
Glenn Kalnasy

/s/ Richard C. Tuttle
--------------------------------        Director
Richard C. Tuttle

/s/ Lance Balk
--------------------------------        Director
Lance Balk

                                 CERTIFICATIONS

I, Ferdinand C. Kuznik, certify that:

   1. I have reviewed this annual report on Form 10-K of Cable Design Technologies Corporation;
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 25, 2002

/s/ Ferdinand C. Kuznik
--------------------------------
Ferdinand C. Kuznik
Chief Executive Officer

I, Kenneth O. Hale, certify that:

   1. I have reviewed this annual report on Form 10-K of Cable Design Technologies Corporation;
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 25, 2002

/s/ Kenneth O. Hale
--------------------------------
Kenneth O. Hale
Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:

       We have audited the consolidated financial statements of Cable Design Technologies Corporation and subsidiaries as of and for the year ended July 31, 2002, and have issued our report thereon dated October 11, 2002 (October 25, 2002 as to the third paragraph of Note 19); such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders included in this Form 10-K. Our audit also included the financial statement schedule of Cable Design Technologies Corporation and subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
October 11, 2002 (October 25, 2002 as to the third paragraph of Note 19)

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
--------------------------------------------------------------------------------

The following report is a copy of a previously issued report by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP consented to its inclusion in this annual report on form 10-k.

                    REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE


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

/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
  September 26, 2001

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
                             (Dollars in thousands)

                                            Additions to
                                            Reserve from   Charged                Balance
                               Balance at   Acquisitions   to Costs   Reduction   at End
                               Beginning    & Other        and        from        of
                               of Period    Adjustments    Expenses   Reserve     Period
                                               (a)
Allowance for uncollectible
   accounts/sales returns:
    Year Ended July 31, 2000      $4,926         $   13     $3,071    $(1,830)    $6,180
    Year Ended July 31, 2001      $6,180         $  (94)    $8,413    $(8,138)    $6,361
    Year Ended July 31, 2002      $6,361         $1,284     $1,463    $(2,712)    $6,396

     (a) Represents reserves acquired through business combinations, foreign currency translation adjustments and reclassifications of sales return allowances from net trade accounts receivable to allowance accounts.

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                         INDEX TO EXHIBITS FILED HEREIN
                                  JULY 31, 2002

EXHIBIT
NUMBER          EXHIBIT

10.7    -       Collective Labour Agreement dated June 10, 2001, between
                NORDX/CDT and Canadian Union of Communications Workers Unit 4.

10.24   -       Form of Employment/Retention Agreement dated August 22, 2002, between Cable Design Technologies Corporation and Kenneth O.
                Hale.

15.1    -       Statement regarding predecessor Independent Public Accountants'
                Consent.

21.1    -       List of Subsidiaries of CDT.

23.1    -       Consent of Deloitte & Touche LLP.

99.3    -       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.