Form 10-Q
period 2002-10-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2002-12-16
CIK 913142

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002
                          Commission File No. 0-22724



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

                        Yes    X          No
                            -------          -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at 12/16/02
                   -----                      -----------------------
       Common Stock, $.01 Par Value                  44,748,566

                      CABLE DESIGN TECHNOLOGIES CORPORATION
                      -------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements

                Review Report of Independent Accountants for the
                Three Months Ended October 31, 2002 and 2001 ..............   3

                Condensed Consolidated Statements of Operations - Unaudited
                for the Three Months Ended October 31, 2002 and 2001 ......   4

                Condensed Consolidated Balance Sheets - Unaudited as
                of October 31, 2002 and July 31, 2002 .....................   5

                Condensed Consolidated Statements of Cash Flows -
                Unaudited for the Three Months Ended
                October 31, 2002 and 2001 .................................   6

                Notes to Condensed Consolidated Financial Statements -
                Unaudited .................................................   7

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................  15

Item 3          Quantitative and Qualitative Disclosures About
                Market Risk ...............................................  19

Item 4          Controls and Procedures ...................................  19

PART II         OTHER INFORMATION

Item 1          Legal Proceedings .........................................  19

Item 2          Changes in Securities .....................................  19

Item 3          Defaults upon Senior Securities ...........................  19

Item 4          Submission of Matters to a Vote of Security Holders .......  19

Item 5          Other Information .........................................  19

Item 6          Exhibits and Reports on Form 8-K ..........................  19

Signatures      ...........................................................  22

Certifications  ...........................................................  23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of October 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended October 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of July 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 11, 2002 (October 25, 2002 as to the third paragraph of Note 19), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
December 6, 2002

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                 (In thousands, except share and per share data)

                                                                                   Three Months Ended
                                                                                       October 31,
                                                                              ---------------------------
                                                                                  2002             2001
                                                                              ----------       ----------
Net sales                                                                       $121,041         $128,602

Cost of sales                                                                     93,348           92,987
                                                                              ----------       ----------
Gross profit                                                                      27,693           35,615

Selling, general and administrative expenses                                      23,451           25,781

Amortization of goodwill                                                               -              515

Research and development expenses                                                  1,049            1,205

Business restructuring expenses                                                    7,072              979
                                                                              ----------       ----------
(Loss) income from operations                                                     (3,879)           7,135

Interest expense, net                                                              1,640            1,596

Other expense (income), net                                                          269             (313)
                                                                              ----------       ----------
(Loss) income from continuing operations before income taxes
   and minority interest                                                          (5,788)           5,852

Income tax (benefit) provision                                                    (2,301)           2,226

Minority interest in earnings of subsidiaries, net                                    88               43
                                                                              ----------       ----------
Net (loss) income from continuing operations                                      (3,575)           3,583
                                                                              ----------       ----------
Discontinued operations:
 Loss from discontinued operations, net of tax benefit of $293 and
   $346 for the three months ended October 31, 2002 and 2001, respectively          (636)            (753)

 Loss on sale of business, net of tax benefit of $12,676 for the three
   months ended October 31, 2002.                                                (32,008)               -
                                                                              ----------       ----------
  Net loss from discontinued operations                                          (32,644)            (753)
                                                                              ----------       ----------
Net (loss) income                                                               $(36,219)          $2,830
                                                                              ==========       ==========
Basic and Diluted (loss) earnings per common share:
 From continuing operations                                                       $(0.08)           $0.08
 From discontinued operations                                                      (0.73)           (0.02)
                                                                              ==========       ==========
                                                                                  $(0.81)           $0.06
                                                                              ==========       ==========
Weighted average common shares outstanding                                    44,528,305       44,042,776
                                                                              ==========       ==========
Weighted average common shares outstanding and
 common stock equivalents                                                     44,542,548       44,644,194
                                                                              ==========       ==========


        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED

                 (In thousands, except share and per share data)


                                                                              October 31,   July 31,
                                                                                 2002         2002
                                                                              -----------   ---------
ASSETS
------

Current assets:
  Cash and cash equivalents                                                    $   9,883    $  16,754
  Trade accounts receivable, net of allowance for uncollectible accounts of
    $6,920 and $6,319, respectively                                               77,759       83,619
  Inventories                                                                    115,100      114,181
  Other current assets                                                            29,034       28,108
  Assets held for sale                                                             3,701         --
  Current assets of discontinued operations                                         --         29,739
                                                                               ---------    ---------
    Total current assets                                                         235,477      272,401
Property, plant and equipment, net                                               205,391      212,976
Goodwill, net                                                                     62,886       62,988
Intangible assets, net                                                             5,960        6,232
Other assets                                                                       3,192        4,439
Non-current assets of discontinued operations                                       --         26,751
                                                                               ---------    ---------
    Total assets                                                               $ 512,906    $ 585,787
                                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term obligations                                                       $     558    $     550
  Current maturities of long-term debt                                             2,380        2,442
  Other current liabilities                                                       71,523       64,212
  Current liabilities of discontinued operations                                    --          5,491
                                                                               ---------    ---------
    Total current liabilities                                                     74,461       72,695
Long-term debt, excluding current maturities                                      81,172      108,908
Deferred income taxes                                                             15,352       28,173
Other non-current liabilities                                                     15,581       14,544
                                                                               ---------    ---------
Total liabilities                                                                186,566      224,320
                                                                               ---------    ---------
Minority interest in subsidiaries                                                  4,689        4,567
                                                                               ---------    ---------
Stockholders' equity:
  Preferred stock, par value $.01 per share -
    authorized 1,000,000 shares, no shares issued                                   --           --
  Common stock, par value $.01 per share - authorized 100,000,000 shares,
    48,305,864 and 48,090,790 shares issued, respectively                            483          481
  Paid-in capital                                                                201,773      200,714
  Deferred compensation                                                             (978)        --
  Retained earnings                                                              173,833      210,052
  Treasury stock, at cost, 3,609,738 shares                                      (45,188)     (45,188)
  Accumulated other comprehensive loss                                            (8,272)      (9,159)
                                                                               ---------    ---------
Total stockholders' equity                                                       321,651      356,900
                                                                               ---------    ---------
Total liabilities and stockholders' equity                                     $ 512,906    $ 585,787
                                                                               =========    =========

        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                 (In thousands)

                                                                    Three Months Ended
                                                                        October 31,
                                                                 --------------------------
                                                                    2002           2001
                                                                 -----------    -----------

Net cash provided by operating activities                          $13,661        $22,643
                                                                 -----------    -----------
Cash flows from investing activities:

     Purchases of property, plant and equipment                     (1,025)        (6,139)

     Acquisition of businesses, including transaction
      costs, net of cash acquired                                       --        (10,196)

     Proceeds from sale of discontinued operations                   9,555             --
                                                                 -----------    -----------
Net cash provided (used) by investing activities                     8,530        (16,335)
                                                                 -----------    -----------
Cash flows from financing activities:

     Net change in demand note borrowings                               --            854

     Funds provided by long-term debt                                1,592          8,976

     Funds used to reduce long-term debt                           (30,617)       (19,339)

     Common stock issued or issuable                                    --            312

     Net proceeds from exercise of stock options                        --            158
                                                                 -----------    -----------

Net cash used by financing activities                              (29,025)        (9,039)
                                                                 -----------    -----------

Effect of exchange rate changes on cash and cash equivalents           (37)           (28)
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                           (6,871)        (2,759)

Cash and cash equivalents, beginning of period                      16,754         14,624
                                                                 -----------    -----------
Cash and cash equivalents, end of period                           $ 9,883        $11,865
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:

     Interest                                                      $ 2,005        $ 1,684
                                                                 ===========    ===========

     Income taxes                                                  $ 1,088        $ 1,833
                                                                 ===========    ===========


        The accompanying notes are an integral part of these statements.

             CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. BASIS OF PRESENTATION
   ---------------------

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form 10-K which was filed for the fiscal year ended July 31, 2002.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

Shipping and Handling

Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers were historically classified as a component of either cost of sales or selling, general and administrative expenses, depending on the specific operating unit. Effective August 1, 2002, all shipping and handling costs are included in cost of sales, and prior year statements have been reclassified to conform to the current year presentation.

Impact of Newly Adopted Accounting Standards

Effective August 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company is currently testing its goodwill for impairment under the transition provisions of SFAS 142, and has not determined the effect on the financial statements of any potential impairment as a result of the adoption. The Company also reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate other than for the Company's tradenames and trademarks acquired prior to June 30, 2001, which were concluded to have indefinite useful lives. As a result, the Company ceased amortization of the cost of such assets as of August 1, 2002, and tested each of its tradenames and trademarks for impairment by comparing the fair value of each asset to its carrying value as of August 1, 2002. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology). Based on these tests, the Company concluded that none of its tradenames or trademarks were impaired. The Company will test the carrying value of its indefinite-lived intangible assets for impairment at least annually. Total amortization expense of goodwill, tradenames and trademarks was $0.5 million for the three months ended October31, 2001. Application of the nonamortization provision of SFAS 142 for the three months ended October 31, 2001 would have resulted in an increase in net income of $0.4 million, or $0.01 per diluted share for the period. See
Note 4 "Goodwill and Other Identifiable Intangible Assets" for additional information.

The Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations, in June 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company adopted SFAS 143 and SFAS 144 effective August 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial statements. As a result of the adoption of SFAS 144, the sale of NORCOM was accounted for as a discontinued operation (see Note 10 "Discontinued Operations") and certain assets to be disposed of have been classified as assets held for sale in the accompanying condensed consolidated balance sheets.

3. INVENTORIES
   -----------
Inventories, net of reserves, of the Company consist of the following:

                                                    October 31,       July 31,
                                                       2002             2002
                                                    -----------     ------------
                                                          (In thousands)
      Raw materials                                  $ 32,341         $ 33,535

      Work-in-process                                  25,108           23,838

      Finished goods                                   57,651           56,808
                                                    -----------     ------------
                                                     $115,100         $114,181
                                                    ===========     ============

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
   -------------------------------------------------
The change in the carrying amount of goodwill attributable to each business segment for the three months ended October 31, 2002 was as follows:

                                        Network       Specialty
                                     Communication   Electronic
                                        Segment        Segment        Total
                                     -------------   -----------   -----------
                                                   (In thousands)
Balance, July 31, 2002                    $6,958        $56,030      $62,988

Goodwill allocated to
  discontinued operations                   (500)            --         (500)

Currency translation                          36            362          398
                                      -------------  ------------  -----------
Balance, October 31, 2002                 $6,494        $56,392      $62,886
                                      =============  ============  ===========

The Company's other identifiable intangible assets are classified as follows:

                                                 October 31, 2002                       July 31, 2002
                                        ---------------------------------   ------------------------------------
                                         Gross                                Gross
                                        Carrying    Accumulated              Carrying    Accumulated
                                         Amount    Amortization    Net        Amount     Amortization     Net
                                        --------   ------------   ------     --------    ------------    ------
                                                                    (In thousands)
Amortized intangible assets:
  Patents                                $4,940      $(2,856)     $2,084     $4,902        $(2,656)      $2,246
  Other                                   1,954      $  (781)      1,173      1,953           (670)       1,283
                                         ------      -------      ------     ------        -------       ------
                                         $6,894      $(3,637)     $3,257     $6,855        $(3,326)      $3,529
                                         ======      =======      ======     ======        =======       ======
Indefinite-lived intangible
 assets:
  Tradenames and trademarks                                       $2,703                                 $2,703
                                                                  ------                                 ------
Total intangible assets, net                                      $5,960                                 $6,232
                                                                  ======                                 ======

The change in the carrying amount of amortized intangible assets was due to currency translation. The estimated useful lives of the Company's identifiable intangible assets with finite lives range from two to ten years. Aggregate amortization expense related to these intangible assets was $0.3 million for each of the three month periods ended October 31, 2002 and 2001. At October 31, 2002, estimated future amortization expense of intangible assets is as follows:
$0.8 million for the remaining nine months of fiscal 2003 and $1.0 million, $0.9 million, $0.5 million, $0.1 million, and $0.0 million in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

5. FINANCING ARRANGEMENTS
   ----------------------

The Company's revolving credit facility is comprised of a $150.0 million U.S. Facility, including European and U.K. sub-facilities, and a $65.0 million revolving facility for its Canadian operations (the "Canadian Facility"), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. On October 10, 2002, the Company and the agent under the U.S. and Canadian Facilities reached an agreement whereby the Company reduced total available borrowings under the U.S. and Canadian Facilities to $150.0 million from the previous $200.0 million, reduced the European and U.K. sub-facility limits to $37.5 million and $11.3 million, respectively, and provided security for the loans in the form of a pledge of substantially all of the Company's U.S. and Canadian non-real estate assets. During the three months ended October 31, 2002, the Company recognized $0.3 million of additional deferred loan cost amortization as a result of the reduction in the size of the facility. Such expense is included in Other expense, net in the consolidated statement of operations. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company's leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company's leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker's Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable under the Canadian Facility. As of October 31, 2002, the Company had availability of approximately $49.9 million and $20.4 million under the U.S. Facility and Canadian Facility, respectively.

The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of "fixed charge" and "leverage" ratios and a minimum net worth test. Compliance with these covenants is dependent on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and tax, interest and scheduled principal payments and, in the case of the leverage ratio, the Company's consolidated debt. Important to both of these ratios is the Company's net income before interest, taxes, depreciation and amortization ("EBITDA"), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the lenders in the case of certain types of charges, which included the loss on the sale of NORCOM in the first quarter of fiscal 2003 and certain business restructuring expenses. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

6. (LOSS) EARNINGS PER COMMON SHARE
   --------------------------------

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

                                                         Three Months Ended
                                                             October 31,
                                                     ---------------------------
                                                        2002              2001
                                                     ---------------------------
                                                     (In thousands, except share
                                                         and per share data)

Numerator:
Net (loss) income from continuing operations         $   (3,575)      $    3,583
Net loss from discontinued operations                   (32,644)            (753)
                                                     ----------       ----------
Net (loss) income                                    $  (36,219)      $    2,830
                                                     ==========       ==========

Denominator:
Basic earnings per common share-weighted average
  common shares outstanding                          44,528,305       44,042,776
Common stock equivalents                                 14,243          601,418
                                                     ----------       ----------
Denominator for diluted earnings per common share-
  weighted average common shares outstanding and
  common stock equivalent shares:                    44,542,548       44,644,194
                                                     ==========       ==========

Basic and Diluted (Loss) Earnings per Common Share:
Continuing operations                                    $(0.08)           $0.08
Discontinued operations                                   (0.73)           (0.02)
                                                     ----------       ----------
                                                         $(0.81)           $0.06
                                                     ==========       ==========



Options to purchase 4,573,595 and 2,039,051 shares of common stock were outstanding during the three months ended October 31, 2002 and 2001, respectively, but were excluded from the computation of common stock equivalents as the options' exercise prices were greater than the average market price of the common stock for the respective periods.

7. INDUSTRY SEGMENT INFORMATION
   ----------------------------

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

The Company evaluates segment performance based on operating profit excluding business restructuring expenses, after allocation of Corporate expenses. Business restructuring expenses of $7.1 million and $1.0 million, respectively, were incurred in the three month periods ended October 31, 2002 and 2001, and approximately $5.6 million and $0.8 million of the total business restructuring expenses for the respective periods were associated with operations in the Network Communication segment. See Note 9 "Business Restructuring Expenses" for further discussion.

The Company has no inter-segment revenues. Summarized financial information for the Company's business segments is as follows:

                                            Network       Specialty
                                         Communication    Electronic
                                            Segment        Segment        Total
                                         -------------    ----------     --------
Three Months Ended October 31,                           (In thousands)

Net Sales:
  2002                                      $ 71,485       $ 49,556      $121,041
  2001                                      $ 74,520       $ 54,082      $128,602

Segment Operating (Loss) Profit
  2002                                      $   (654)      $  3,847      $  3,193
  2001                                      $  2,374       $  5,740      $  8,114

Total Assets:
  October 31, 2002                          $291,917       $220,989      $512,906
  July 31, 2002                             $360,786       $225,001      $585,787


Segment operating (loss) profit differs from consolidated (loss) income from continuing operations before income taxes and minority interest reported in the consolidated statements of operations as follows:

                                                           Three months ended
                                                               October 31,
                                                          --------------------
                                                            2002         2001
                                                          ---------    -------
                                                              (In thousands)

Segment operating profit                                   $ 3,193     $8,114

Less:

  Business restructuring expenses                            7,072        979

  Interest expense, net                                      1,640      1,596

  Other expense (income), net                                  269       (313)
                                                          ---------    -------
(Loss) income from continuing operations before income
  taxes and minority interest                              $(5,788)    $5,852
                                                          =========    =======

8.   OTHER COMPREHENSIVE (LOSS) INCOME
--------------------------------------

Comprehensive (loss) income consists of net (loss) income, foreign currency translation adjustments and minimum pension liability adjustments. The components of comprehensive (loss) income for the three months ended October 31, 2002 and 2001 are as follows:

                                                           Three months ended
                                                               October 31,
                                                          --------------------
                                                            2002         2001
                                                          ---------    -------
                                                              (In thousands)

Net (loss) income                                         $(36,219)    $2,830

Currency translation adjustments                             1,591     (1,791)

Minimum pension liability adjustments, net of tax             (704)        --
                                                          ---------    -------

Comprehensive (loss) income                               $(35,332)    $ 1,039
                                                          =========    =======

9.   BUSINESS RESTRUCTURING EXPENSES
------------------------------------

During the three months ended October 31, 2002, the Company incurred business restructuring expenses of $7.1 million related to the consolidation of four facilities into other Company operations and a Company-wide workforce reduction of 313 employees, including employees of the facilities to be consolidated. The restructuring expenses include severance and other employee termination costs of approximately $3.7 million, asset impairment charges related to property and equipment to be abandoned or held for sale of approximately $2.0 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with the facility consolidations of $0.6 million. As of October 31, 2002, all of the affected employees have been given notice of termination, although certain employees will continue employment until the facility consolidation plans have been completed, which management currently expects to occur by February 2003. The operating leases expire at various dates through July 31, 2005. During the three months ended October 31, 2001, the Company incurred restructuring charges of $1.0 million, representing severance and other termination related costs of workforce reductions at certain operations and costs incurred, including asset impairments, as a result of the closing of the Company's wireless assembly facility.

The following table displays the activity related to the restructuring plans for the three months ended October 31, 2002:

                                                 Severance and           Asset       Lease payments
                                              other employee costs    write-downs    and other costs     Total
                                              --------------------    -----------    ---------------    -------
                                                                             (In thousands)
Restructuring reserve, July 31, 2002                $ 1,877             $    --             $   --      $ 1,877

Charges                                               3,734               2,013              1,325        7,072

Cash expenditures                                    (1,137)                 --                 --       (1,137)

Asset write-downs/other adjustments                    (224)             (2,013)                --       (2,237)
                                                    -------             -------             ------      -------

Restructuring reserve, October 31, 2002             $ 4,250             $    --             $1,325      $ 5,575
                                                    =======             =======             ======      =======

10. DISCONTINUED OPERATIONS
    -----------------------

On October 31, 2002, the Company sold substantially all of the operating assets (consisting principally of accounts receivable, inventory and fixed assets) of its NORCOM operating unit, a manufacturer of outside plant and central office cables located in Kingston, Ontario. The assets were purchased for cash of $11.3 million, subject to adjustment for asset values as of the closing date, plus assumption of certain current liabilities. The Company retained ownership of the NORCOM real estate and is leasing the property to the purchaser essentially rent free for the first year of the lease agreement. Accordingly, $1.7 million, representing the estimated fair market value of annual lease payments, of the proceeds from the sale have been recorded as deferred rental income and will be amortized to revenue on a straight-line basis over the rental period. The sale agreement provides for contingent additional purchase price of up to $8.1 million over a three year period, primarily dependent on the purchaser's achievement of future business levels and sales of certain inventory items. Under the sale agreement, the Company retained various liabilities, including certain pension and postretirement obligations related to the transferred employees. See Note 11 "Pension and Other Employee Benefits".

Sales and pretax operating loss of the discontinued NORCOM operations for the three month periods ended October 31, 2002 and 2001 were as follows:

                             Three Months Ended
                                  October 31,
                           -----------------------
                             2002            2001
                           -------         -------
                                (In thousands)
Net sales                  $13,287         $13,354
Pretax operating loss      $  (929)        $(1,099)

The results of operations for NORCOM have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented.

11. PENSION AND OTHER EMPLOYEE BENEFITS
    -----------------------------------

As of October 31, 2002, the Company recognized a curtailment loss of $2.3 million resulting from the sale of NORCOM (see Note 10 "Discontinued Operations"). The curtailment loss was recorded in Loss on sale of business in the accompanying condensed consolidated statement of operations.

Settlement of certain of the Company's pension liabilities with respect to employees of the discontinued operation is expected to occur within one to two years. Under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the cost to settle these liabilities will be recognized at the settlement date when the liabilities are funded in cash or through the purchase of annuities. The Company currently estimates the cost of settlement to be $2 to $3 million based on current actuarial assumptions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies Corporation ("the Company") is a leading manufacturer of technologically advanced connectivity products for the Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice and multimedia. Products included in this segment are high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations

                 Three Months Ended October 31, 2002 Compared to
                       Three Months Ended October 31, 2001

Sales for the three months ended October 31, 2002 ("first quarter 2003") were $121.0 million compared to $128.6 million for the three months ended October 31, 2001 ("first quarter 2002"), a decrease of 6%. First quarter 2003 sales included $10.0 million attributable to acquired businesses, primarily in the Network Communication segment. Network Communication segment sales decreased
$3.0 million, or 4%, to $71.5 million for the first quarter 2003 compared to $74.5 million for the first quarter 2002, and Specialty Electronic segment sales declined $4.6 million, or 8%, to $49.5 million for the first quarter 2003 compared to $54.1 million for the first quarter 2002. The decrease in sales for the Network Communication segment was primarily due to a 13% decrease in sales of network products, including a 60% decline in sales of the lower performance Category 5 network cable. Sales of Category 5 network cable currently represent less than 10% of the Company's sales of Category 5 and higher network cable. Sales of other network products were also negatively impacted by lower sales volume and decreases in selling prices as a result of the downturns in the U.S. and European economies. Sales of products for the telecommunication market increased 37% compared to the first quarter 2002, due to the additional sales of acquired businesses. Excluding sales attributable to acquired businesses, sales for this marketplace decreased 22% due to lower capital spending by communication companies. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of commercial aviation products resulting from reduced demand from aircraft manufacturers. Sales outside of North America increased to $43.1 million for the first quarter 2003 compared to sales of $35.2 million for the first quarter 2002 due to sales attributable to businesses acquired during fiscal 2002, primarily in Europe.

Gross profit for the first quarter 2003 was $27.7 million compared to $35.6 million for the first quarter 2002, and the gross margin was 22.9% compared to 27.7% last year. The decrease in the gross margin was primarily a result of a lower Network Communication segment margin due to decreases in selling prices of the Company's network connectivity products and volume inefficiencies. First quarter 2003 gross profit was also negatively impacted by an inventory write-down of $0.6 million related to the closing of a manufacturing facility. Additionally, included in first quarter 2003 cost of sales is approximately $0.5 million of continuing pension expense related to the discontinued NORCOM operations, which is expected to be reduced on a going forward basis.

Shipping and handling costs incurred for the delivery of goods to customers were historically classified by the Company as either cost of sales or selling, general and administrative expenses ("SG&A"), depending on the specific operating unit. Effective with the first quarter 2003, such shipping and handling costs for all operating units is included in cost of sales, and comparative prior period amounts have been reclassified consistent with the current year presentation.

SG&A for the first quarter 2003 decreased 9%, to $23.5 million compared to $25.8 million for the same period last year. Excluding the additional SG&A of acquired businesses SG&A decreased $3.4 million, primarily due to reduced employee costs resulting in part from the Company's previous efforts to reduce expenses in response to the slowing economy, as well as lower sales volume related expenses. SG&A as a percentage of sales decreased to 19.4% for the first quarter 2003 compared to 20.0% for the first quarter 2002.

During the first quarter 2003, the Company incurred business restructuring expenses of $7.1 million related to the consolidation of four facilities into other Company operations and a Company-wide workforce reduction of 313 employees, including employees of the facilities to be consolidated. The restructuring expenses include severance and other employee termination costs of approximately $3.7 million, asset impairment charges related to property and equipment to be abandoned or held for sale of approximately $2.0 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with the facility consolidations of $0.6 million. Additionally, the Company expects to incur future costs of approximately $0.7 to $1.0 million to relocate equipment from the four facilities to other CDT operations. Business restructuring charges of $1.0 million were incurred in the first quarter 2002 representing severance and other termination related costs of workforce reductions at certain operations and costs incurred, including asset impairments, as a result of the closing of the Company's wireless assembly facility.

The first quarter 2003 effective tax rate for continuing operations was 39.8% compared to 38.0% for the first quarter 2002. The Company recognized approximately $0.5 million of tax benefit in the first quarter 2003 due to the favorable resolution of certain tax issues.

During the first quarter 2003, the Company recognized $0.3 million of additional deferred loan cost amortization as a result of the reduction in the size of its primary credit facility. Such expense is included in other expense, net in the consolidated statement of operations.

Reported net loss from continuing operations for the first quarter 2003 was $(3.6) million, or $(0.08) per diluted share, compared to net income from continuing operations of $3.6 million, or $0.08 per diluted share, for the first quarter 2002. Excluding net of tax business restructuring expenses for both periods, net income from continuing operations was $1.1 million, or $0.03 per diluted share, for the first quarter 2003, a decrease of $3.1 million compared to $4.2 million, or $0.09 per diluted share, for the same period last year. The lower net income was primarily due to the effect of the lower gross margin percentage which more than offset the lower SG&A expenses.

Discontinued Operations

On October 31, 2002, the Company sold substantially all of the operating assets of its NORCOM operating unit, a manufacturer of outside plant and central office cable for the U.S. and Canadian marketplaces. Loss from discontinued operations was $(32.6) million, net of tax benefit of $13.0 million, and $(0.8) million, net of tax benefit of $0.3 million, for the first quarter 2003 and 2002, respectively. The first quarter 2003 loss includes a $(32.0) million net of tax loss on the sale. See also Note 10 "Discontinued Operations" of the Notes to Consolidated Condensed Financial Statements. The Company's net loss for first quarter 2003 including discontinued operations was $(36.2) million, or $(0.81) per diluted share, compared to net income of $2.8 million, or $0.06 per diluted share, for the same period last year.

Financial Condition

                         Liquidity and Capital Resources

The Company generated $13.7 million of net cash from operating activities during the first quarter 2003, primarily from an operating working capital decrease of $11.1 million. The change in operating working capital was primarily the result of a decrease in accounts receivable of $7.1 million and an increase in accounts payable and other current liabilities of $4.8 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash provided by investing activities of $8.5 million included $9.6 million of proceeds from the sale of discontinued operations, partially offset by capital expenditures of $1.0 million. Net cash used by financing activities of $29.0 million represented the net reduction of outstanding debt. While the Company has substantially reduced outstanding debt over the two prior quarterly periods, the Company does not expect further reductions to debt in its second fiscal quarter due to the seasonality of the business.

The Company's revolving credit facility is comprised of a $150.0 million U.S. Facility, including European and U.K. sub-facilities, and a $65.0 million revolving facility for its Canadian operations (the "Canadian Facility"), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. On October 10, 2002, the Company and the agent under the U.S. and Canadian Facilities reached an agreement whereby the Company reduced total available borrowings under the U.S. and Canadian Facilities to $150.0 million from the previous $200.0 million, reduced the European and U.K. sub-facility limits to $37.5 million and $11.3 million, respectively, and provided security for the loans in the form of a pledge of substantially all of the Company's U.S. and Canadian non-real estate assets. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company's leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company's leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker's Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable under the Canadian Facility. As of October 31, 2002, the Company had availability of approximately $49.9 million and $20.4 million under the U.S. Facility and Canadian Facility, respectively.

The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of "fixed charge" and "leverage" ratios and a minimum net worth test. Compliance with these covenants is dependent on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and tax, interest and scheduled principal payments and, in the case of the leverage ratio, the Company's consolidated debt. Important to both of these ratios is the Company's net income before interest, taxes, depreciation and amortization ("EBITDA"), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the lenders in the case of certain types of charges, including the loss on the sale of NORCOM in the first quarter of fiscal 2003 and certain business restructuring expenses. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

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

New Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently evaluating the effects of SFAS 146 on its financial position, results of operations and cash flows.

Forward-Looking Statements -- Under the Private Securities Litigation Act of
1995


Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance and available liquidity, future debt paydown or incurrence, amount, or date of recognition of, future pension obligations, effect of SFAS 142 testing of goodwill for impairment, and the Company's or management's beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the ability to remain in compliance with financial and other covenants contained in the Company's credit facilities (which, in part, depends on the Company's indebtedness, fixed charges and adjusted EBITDA, each as calculated under the credit facilities), litigation exposure, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 2002, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in the Company's exposure to market risk from July 31, 2002.

Item 4.  CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal control. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         The Company's chief executive officer and chief financial officer have provided as part of this filing the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley
         Act of 2002.

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

     10.4   Description of CDT Bonus Plan. Incorporated by reference to Exhibit
            10.20 to CDT's Registration Statement on Form S-1 (File No.
            33-69992).

     10.5 Collective Labour Agreement dated June 10, 2001, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.7 to CDT's Annual Report on Form 10-K, as filed on October 29, 2002.

     10.6 Form of Change in Control Agreement between CDT and each of George C. Graeber, Kenneth O. Hale, Charles B. Fromm, Peter Sheehan and Ian Mack. Incorporated by reference to Exhibit 10.14 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

     10.7 Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

     10.8 Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT's Registration Statement on Form S-8 (File No. 333-76351).

     10.9 Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit
            10.18 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

     10.10 Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT's Annual Report on Form 10-K, as filed on October 27, 1999.

     10.11 Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT's Annual Report on Form 10-K, as filed on October 27, 2000.

     10.12 Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT's Annual Report on Form 10-K, as filed on October 27, 2000.

     10.13 Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit 10.16 to CDT's Annual Report on Form 10-K, as filed on October 27, 2000.

     10.14 Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT's Report on Form 10-Q as filed March 15, 2001.

     10.15 Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT's Report on Form 10-Q as filed March 15, 2001.

     10.16 Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT's Report on Form 10-Q as filed March 13, 2002.

     10.17 Form of Change in Control Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.1 to CDT's Report on Form 10-Q as filed March 13, 2002.

     10.18 Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to Exhibit 10.4 to CDT's Report on Form 10-Q as filed March 13, 2002.

     10.19 Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT's Report on Form 10-Q as filed March 13, 2002.

     10.20 Form of Employment/Retention Agreement dated August 22, 2002 between Cable Design Technologies Corporation and Kenneth O. Hale. Incorporated by reference to Exhibit 10.24 to CDT's Annual Report on Form 10-K, as filed on October 29, 2002.

     10.21 Form of Employment Agreement dated October 15, 2002, between Cable Design Technologies Corporation and William Cann.**

     10.22 Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan.**

     15.1 Letter of Deloitte & Touche regarding unaudited interim financial statement information.**

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

     99.3 Asset Purchase Agreement dated October 22, 2002, between NORDX/CDT, Inc., Belden (Canada) Inc. and Belden Communications Company.**

     99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

     ** Filed Herein

     (b) Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CABLE DESIGN TECHNOLOGIES
                                   CORPORATION



                                      /s/ Ferdinand C. Kuznik
                                ------------------------------------------------
  December 16, 2002                   Ferdinand C. Kuznik
                                      Chief Executive Officer



                                      /s/ Kenneth O. Hale
                                ------------------------------------------------
  December 16, 2002                   Kenneth O. Hale
                                      Vice President and Chief Financial Officer

                                 CERTIFICATIONS

I, Ferdinand C. Kuznik, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cable Design Technologies Corporation ("CDT");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of CDT as of, and for, the periods presented in this quarterly report.

     4. CDT's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for CDT and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to CDT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of CDT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. CDT's other certifying officers and I have disclosed, based on our most recent evaluation, to CDT's auditors and the audit committee of CDT's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect CDT's ability to record, process, summarize and report financial data and have identified for CDT's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in CDT's internal controls; and

     6. CDT's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: December 16, 2002

       /s/ Ferdinand C. Kuznik
       -----------------------
       Ferdinand C. Kuznik
       Chief Executive Officer

I, Kenneth O. Hale, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cable Design Technologies Corporation ("CDT");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of CDT as of, and for, the periods presented in this quarterly report.

     4. CDT's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for CDT and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to CDT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of CDT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. CDT's other certifying officers and I have disclosed, based on our most recent evaluation, to CDT's auditors and the audit committee of CDT's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect CDT's ability to record, process, summarize and report financial data and have identified for CDT's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in CDT's internal controls; and

     6. CDT's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: December 16, 2002

       /s/ Kenneth O. Hale
       --------------------------------
       Kenneth O. Hale
       Chief Financial Officer