Form 10-Q
period 2003-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2003-03-11
CIK 913142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

Commission File No. 0-22724

CABLE DESIGN TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3601505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Foster Plaza 7

661 Andersen Drive

Pittsburgh, PA 15220

(Address of principal executive offices)

(412) 937-2300

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 3/11/03
Common Stock, $.01 Par Value	44,782,445

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of January 31, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended January 31, 2003 and 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended January 31, 2003 and 2002. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of July 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated October 11, 2002 (October 25, 2002 as to the third paragraph of Note 19), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 27, 2003

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In thousands, except share and per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Net sales	$112,024	$115,236	$233,065	$243,838
Cost of sales	86,154	89,589	179,502	182,576

Gross profit	25,870	25,647	53,563	61,262
Selling, general and administrative expenses	21,755	25,633	45,206	51,414
Amortization of goodwill	—	510	—	1,025
Research and development expenses	804	1,255	1,853	2,460
Business restructuring expenses, net	1,456	3,876	8,528	4,855

Income (loss) from operations	1,855	(5,627)	(2,024)	1,508
Interest expense, net	1,451	1,527	3,091	3,123
Other (income) expense, net	(20)	55	249	(258)

Income (loss) from continuing operations before income taxes and minority interest	424	(7,209)	(5,364)	(1,357)
Income tax provision (benefit)	118	(2,657)	(2,183)	(431)
Minority interest in earnings (losses) of subsidiaries, net	140	(49)	228	(6)

Net income (loss) from continuing operations	166	(4,503)	(3,409)	(920)

Discontinued operations:
Loss from discontinued operations, net of tax benefit of $364 for the three months ended January 31, 2002 and $293 and $710 for the six months ended January 31, 2003 and 2002, respectively	—	(791)	(636)	(1,544)
Loss on sale of business, net of tax benefit of $12,676 for the six months ended January 31, 2003	—	—	(32,008)	—

Net loss from discontinued operations	—	(791)	(32,644)	(1,544)

Net income (loss)	$166	$(5,294)	$(36,053)	$(2,464)

Basic and Diluted earnings (loss) per common share:
From continuing operations	$0.00	$(0.10)	$(0.08)	$(0.02)
From discontinued operations	0.00	(0.02)	(0.73)	(0.04)

	$0.00	$(0.12)	$(0.81)	$(0.06)

Weighted average common shares outstanding	44,536,876	44,114,191	44,514,925	44,089,615

Weighted average common shares outstanding and common stock equivalents	44,637,538	44,114,191	44,514,925	44,089,615

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED

(In thousands, except share and per share data)

	January 31, 2003	July 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,363	$16,754
Trade accounts receivable, net of allowance for uncollectible accounts of $6,526 and $6,319, respectively	72,626	83,619
Inventories	114,864	114,181
Other current assets	33,486	28,108
Assets held for sale	3,701	—
Current assets of discontinued operations	—	29,739

Total current assets	238,040	272,401
Property, plant and equipment, net	209,999	212,976
Goodwill, net	65,059	62,988
Intangible assets, net	5,845	6,232
Other assets	3,016	4,439
Non-current assets of discontinued operations	—	26,751

Total assets	$521,959	$585,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$615	$550
Current maturities of long-term debt	2,497	2,442
Other current liabilities	69,078	64,212
Current liabilities of discontinued operations	—	5,491

Total current liabilities	72,190	72,695
Long-term debt, excluding current maturities	82,647	108,908
Deferred income taxes	15,418	28,173
Other non-current liabilities	16,905	14,544

Total liabilities	187,160	224,320

Minority interest in subsidiaries	5,094	4,567

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01 per share – authorized 100,000,000 shares, 48,359,261 and 48,090,790 shares issued, respectively	484	481
Paid-in capital	202,074	200,714
Deferred compensation	(928)	—
Retained earnings	173,999	210,052
Treasury stock, at cost, 3,609,738 shares	(45,188)	(45,188)
Accumulated other comprehensive loss	(736)	(9,159)

Total stockholders’ equity	329,705	356,900

Total liabilities and stockholders’ equity	$521,959	$585,787

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	Six Months Ended January 31,
	2003	2002
Net cash provided by operating activities	$20,211	$30,482

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,986)	(8,647)
Acquisition of businesses, including transaction costs, net of cash acquired	(261)	(25,552)
Proceeds from sale of assets	189	—
Proceeds from sale of discontinued operations	9,555	—

Net cash provided (used) by investing activities	6,497	(34,199)

Cash flows from financing activities:
Net change in demand note borrowings	27	(4,713)
Funds provided by long-term debt	19,178	51,086
Funds used to reduce long-term debt	(50,064)	(28,324)
Payments of deferred financing fees	—	(1,370)
Common stock issued or issuable	198	590
Net proceeds from exercise of stock options	—	385

Net cash (used) provided by financing activities	(30,661)	17,654

Effect of exchange rate changes on cash and cash equivalents	562	(131)

Net (decrease) increase in cash and cash equivalents	(3,391)	13,806
Cash and cash equivalents, beginning of period	16,754	14,624

Cash and cash equivalents, end of period	$13,363	$28,430

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,146	$3,218

Income taxes	$1,925	$6,247

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant’s most recent Form 10-K which was filed for the fiscal year ended July 31, 2002.

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

Impact of Newly Adopted Accounting Standards

Effective August 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. See Note 4 “Goodwill and Other Identifiable Intangible Assets” for additional information.

The Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations, in June 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company adopted SFAS 143 and SFAS 144 effective August 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial statements. In accordance with the provisions of SFAS 144, the sale of NORCOM was accounted for as a discontinued operation (see Note 11 “Discontinued Operations”) and certain assets to be disposed of have been classified as assets held for sale in the accompanying condensed consolidated balance sheets. The Company has also evaluated certain of its long-lived assets for impairment under SFAS 144 and has determined that the carrying value of such long-lived assets does not exceed the fair value using current assumptions. However, if events or circumstances arise that indicate that the carrying value of the assets may not be recoverable, the Company will reevaluate the assets for impairment under SFAS 144.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Application of the provisions of SFAS 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. The Company is required to adopt the expanded disclosure requirements of SFAS 148 for the quarter ending April 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45 (see Note 5 and Note 6). The Company is required to adopt the initial recognition and measurement provisions of FIN 45 on a prospective basis for guarantees issued or modified after January 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a company to consolidate any variable interest entities in which the company has a controlling financial interest. FIN 46 also requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company is required to adopt the consolidation requirements of FIN 46 for variable interest entities created after January 31, 2003. The Company does not believe it has any variable interests in variable interest entities as of January 31, 2003.

3.    INVENTORIES

Inventories, net of reserves, of the Company consist of the following:

	January 31, 2003	July 31, 2002
	(In thousands)
Raw materials	$32,845	$33,535
Work-in-process	25,148	23,838
Finished goods	56,871	56,808

	$114,864	$114,181

4.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Effective August 1, 2002, the Company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, under which goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

The Company tested its goodwill attributable to each of its reporting units for impairment under the transition provisions of SFAS 142 by comparing the fair value (determined on a discounted cash flow basis) of each reporting unit with its carrying value. The impact of recent global economic and industry specific conditions resulted in fair values below carrying values (including goodwill) for certain of the Company’s reporting units within both the Network Communication and Specialty Electronic business segments, which is expected to result in a non-cash goodwill impairment charge currently estimated at $20 to $30 million, net of tax. The second phase of testing, which will determine the actual goodwill impairment charge, is expected to be completed during the fiscal quarter ending July 31, 2003. In accordance with SFAS 142, the resulting non-cash impairment charge recognized upon adoption will be reflected retroactively to August 1, 2002 as a cumulative effect of a change in accounting principle. Any impairment charge incurred will be excluded from bank covenant compliance.

The change in the carrying amount of goodwill attributable to each business segment for the six months ended January 31, 2003 was as follows:

	Network Communication Segment	Specialty Electronic Segment	Total
	(In thousands)
Balance, July 31, 2002	$6,958	$56,030	$62,988
Goodwill allocated to discontinued operations	(500)	—	(500)
Goodwill of acquired businesses	132	—	132
Currency translation	299	2,140	2,439

Balance, January 31, 2003	$6,889	$58,170	$65,059

The Company also reassessed the useful lives of its identifiable intangible assets and determined that the lives were appropriate other than for the Company’s tradenames and trademarks acquired prior to June 30, 2001, which were concluded to have indefinite useful lives. As a result, the Company ceased amortization of the cost of such assets as of August 1, 2002, and tested each of its tradenames and trademarks for impairment by comparing the fair value of each asset to its carrying value as of August 1, 2002. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology). Based on these tests, the Company concluded that none of its tradenames or trademarks were impaired. The Company will test the carrying value of its indefinite-lived intangible assets for impairment at least annually.

Total amortization expense of goodwill, tradenames and trademarks was $0.5 and $1.1 million for the three-month and six- month periods ended January 31, 2002, respectively. Application of the nonamortization provision of SFAS 142 would have resulted in increases in net income of $0.4 million, or $0.01 per diluted share, for the three-month and $0.9 million, or $0.02 per diluted share, for the six-month periods ended January 31, 2002, respectively.

The gross carrying amount and accumulated amortization of the Company’s other identifiable intangible assets as of January 31, 2003 and July 31, 2002 are as follows:

	January 31, 2003			July 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Definite-lived intangible assets:
Patents	$5,186	$(3,158)	$2,028	$4,902	$(2,656)	$2,246
Other	2,054	(940)	1,114	1,953	(670)	1,283

	$7,240	$(4,098)	$3,142	$6,855	$(3,326)	$3,529

Indefinite-lived intangible assets:
Tradenames and trademarks			$2,703			$2,703

Total intangible assets, net			$5,845			$6,232

The change in the carrying amount of definite-lived intangible assets was due to the effect of currency translation. The estimated useful lives of the Company’s identifiable intangible assets with finite lives range from two to ten years. Aggregate amortization expense related to these intangible assets was $0.6 million and $0.5 million for the six-month periods ended January 31, 2003 and 2002, respectively. At January 31, 2003, estimated future amortization expense of intangible assets is as follows: $0.6 million for the remaining six months of fiscal 2003 and $1.0 million, $0.9 million, $0.5 million, $0.1 million, and $0.0 million in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

5.    FINANCING ARRANGEMENTS

The Company’s revolving credit facility (the “Credit Facility”) is comprised of a $150.0 million U.S. Facility, including European and U.K. sub-facilities, and a $65.0 million revolving facility for its Canadian operations (the “Canadian Facility”), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s U.S. and Canadian non-real estate assets. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company’s leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company’s leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker’s Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable under the Canadian Facility. As of January 31, 2003, the Company had availability of approximately $44.1 million and $24.4 million under the U.S. Facility and Canadian Facility, respectively.

The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of fixed charge and leverage ratios and a minimum net worth test. Compliance with these covenants is dependent on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and taxes paid, interest and scheduled principal payments and, in the case of the leverage ratio, the Company’s consolidated debt. Important to both of these ratios is the Company’s net operations before interest, taxes, depreciation and amortization (“EBITDA”), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the lenders in the case of certain types of charges, which included the loss on the sale of NORCOM in the first quarter of fiscal 2003 and certain business restructuring expenses. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

As of January 31, 2003 the Company’s Australian subsidiary had a revolving demand facility with maximum availability of $0.6 million which was guaranteed by the Company. The facility was terminated in February 2003.

6.    COMMITMENTS AND CONTINGENCIES

Evergreen letters of credit in the amount of $1.3 million and bank guarantees of $0.8 million were outstanding under the Credit Facility as of January 31, 2003, exclusive of the $65.0 million letter of credit in support of the Canadian Facility discussed in Note 5 “Financing Arrangements”. The bank guarantees expire on seven days notice. The Company also maintains a $1.2 million bond in connection with workers’ compensation self-insurance in the state of Massachusetts.

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Product warranty accruals as of January 31, 2003 and July 31, 2002 as well as the related charges for the six-month period ended January 31, 2003 were not material.

7.    EARNINGS (LOSS) PER COMMON SHARE

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
Numerator:
Net income (loss) from continuing operations	$166	$(4,503)	$(3,409)	$(920)
Net loss from discontinued operations	—	(791)	(32,644)	(1,544)

Net income (loss)	$166	$(5,294)	$(36,053)	$(2,464)

Denominator:
Basic earnings per common share-weighted average common shares outstanding	44,536,876	44,114,191	44,514,925	44,089,615
Common stock equivalents	100,662	—	—	—

Diluted earnings per common share-weighted average common shares outstanding and common stock equivalents:	44,637,538	44,114,191	44,514,925	44,089,615

Basic and Diluted earnings (loss) per common share:
Continuing operations	$0.00	$(0.10)	$(0.08)	$(0.02)
Discontinued operations	0.00	(0.02)	(0.73)	(0.04)

	$0.00	$(0.12)	$(0.81)	$(0.06)

As a result of the net loss reported for the six months ended January 31, 2003 and the three months and six months ended January 31, 2002, common stock equivalents totaling 49,292, 565,913 and 577,163, respectively, were excluded from the calculation of diluted loss per common share due to their anti-dilutive effect. Additionally, options outstanding which were excluded from the computation of common stock equivalents as the options’ exercise prices were greater than the average market price of the common stock totaled 3,952,475 and 2,539,051 for the three months and 4,409,475 and 2,539,051 for the six months ended January 31, 2003 and 2002, respectively.

8.    INDUSTRY SEGMENT INFORMATION

The Company’s operations are organized into two business segments: the Network Communication segment and the Specialty Electronic segment. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice, and multimedia. Products included in this segment are high performance network cable, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

The Company evaluates segment performance based on operating profit excluding business restructuring expenses, after allocation of Corporate expenses. Business restructuring expenses of $1.5 million and $8.5 million, respectively, were incurred in the three-month and six-month periods ended January 31, 2003, and approximately $1.2 million and $6.8 million of the total business restructuring expenses for the respective periods were associated with operations in the Network Communication segment. Business restructuring expenses of $3.9 million and $4.9 million, respectively, were incurred in the three-month and six-month periods ended January 31, 2002, and approximately $3.5 million and $4.3 million of the total business restructuring expenses for the respective periods were associated with operations in the Network Communication segment. See Note 10 “Business Restructuring Expenses” for further discussion.

The Company has no inter-segment revenues. Summarized financial information for the Company’s business segments is as follows:

	Network Communication Segment	Specialty Electronic Segment	Total
	(In thousands)
Three Months Ended January 31,

Net Sales:
2003	$66,035	$45,989	$112,024
2002	$67,962	$47,274	$115,236

Segment Operating Profit (Loss):
2003	$279	$3,032	$3,311
2002	$(3,864)	$2,113	$(1,751)

	Network Communication Segment	Specialty Electronic Segment	Total
	(In thousands)
Six Months Ended January 31,

Net Sales:
2003	$137,520	$95,545	$233,065
2002	$142,482	$101,356	$243,838

Segment Operating (Loss) Profit:
2003	$(375)	$6,879	$6,504
2002	$(1,490)	$7,853	$6,363

Total Assets:
January 31, 2003	$297,093	$224,866	$521,959
July 31, 2002	$360,786	$225,001	$585,787

Segment operating profit (loss) differs from consolidated income (loss) from continuing operations before income taxes and minority interest reported in the consolidated statements of operations as follows:

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
	(In thousands)
Segment operating profit (loss)	$3,311	$(1,751)	$6,504	$6,363
Less:
Business restructuring expenses	1,456	3,876	8,528	4,855
Interest expense, net	1,451	1,527	3,091	3,123
Other (income) expense, net	(20)	55	249	(258)

Income (loss) from continuing operations before income taxes and minority interest	$424	$(7,209)	$(5,364)	$(1,357)

9.    OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and minimum pension liability adjustments. The components of comprehensive income (loss) for the three and six-month periods ended January 31, 2003 and 2002 are as follows:

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
	(In thousands)
Net income (loss)	$166	$(5,294)	$(36,053)	$(2,464)
Currency translation adjustments	7,536	(1,481)	9,127	(3,273)
Minimum pension liability adjustments, net of tax	—	—	(704)	—

Comprehensive income (loss)	$7,702	$(6,775)	$(27,630)	$(5,737)

10.    BUSINESS RESTRUCTURING EXPENSES

During the three months ended January 31, 2003, the Company incurred net business restructuring expenses of $1.5 million, including $1.6 million related to severance for 67 individuals, and a $0.1 million gain on sale of equipment for which an impairment charge had previously been recorded in restructuring expense. As of January 31, 2003, all of the affected employees have been given notice of termination, and the majority of the related costs are expected to be paid by October 31, 2003. Restructuring expenses for the six months ended January 31, 2003 of $8.5 million includes severance and other employee termination costs of approximately $5.2 million, asset impairment charges related to property and equipment to be abandoned or held for sale, net of recoveries, of approximately $1.9 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with facility consolidations of $0.6 million. The operating leases expire at various dates through July 31, 2005. During the three months and six months ended January 31, 2002, the Company incurred restructuring charges of $3.9 million and $4.9 million, respectively. Restructuring expenses for the three months ended January 31, 2002 include severance and other employee termination costs of approximately $2.2 million and asset impairment charges related to property and equipment to be abandoned or held for sale of approximately $1.7 million. Restructuring expenses for the six months ended January 31, 2002 include severance and other employee termination costs of approximately $2.7 million, asset impairment charges related to property and equipment to be abandoned or held for sale of approximately $1.7 million, and other costs associated with the closing of a facility of $0.5 million.

The following table displays the activity related to the restructuring plans for the six months ended January 31, 2003:

	Severance and other employee costs	Asset write-downs	Lease payments and other costs	Total
	(In thousands)
Restructuring reserve, July 31, 2002	$1,877	$—	$—	$1,877
Charges	5,317	2,013	1,325	8,655
Cash expenditures	(2,331)	—	(98)	(2,429)
Recoveries	—	(127)	—	(127)
Asset write-downs/other adjustments	(64)	(1,886)	—	(1,950)

Restructuring reserve, January 31, 2003	$4,799	$—	$1,227	$6,026

11.    DISCONTINUED OPERATIONS

On October 31, 2002, the Company sold substantially all of the operating assets (consisting principally of accounts receivable, inventory and fixed assets) of its NORCOM operating unit, a manufacturer of outside plant and central office cables located in Kingston, Ontario. The assets were sold for $11.3 million of cash, plus assumption by the buyer of certain current liabilities. The sale price is subject to adjustment for asset values as of the closing date. The Company retained ownership of the NORCOM real estate and is leasing the property to the purchaser essentially rent free for the first year of the lease agreement. Accordingly, $1.7 million, representing the estimated fair market value of annual lease payments, of the proceeds from the sale were recorded as deferred rental income and are being amortized to revenue on a straight-line basis over the rental period. The sale agreement provides for contingent additional purchase price of up to $8.1 million over a three year period, primarily dependent on the purchaser’s achievement of future business levels and sales of certain inventory items. Under the sale agreement, the Company retained various liabilities, including certain pension and postretirement obligations related to the transferred employees. See Note 12 “Pension and Other Employee Benefits”.

Sales and pretax operating loss of the discontinued NORCOM operations for the three-month and six-month periods ending January 31, 2003 and 2002 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
	(In thousands)
Net sales	$—	$11,829	$13,287	$25,183
Pretax operating loss	$—	$(1,155)	$(929)	$(2,254)

The results of operations for NORCOM have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented.

12.    PENSION AND OTHER EMPLOYEE BENEFITS

During the first fiscal quarter of 2003, the Company recognized a curtailment loss of $2.3 million resulting from the sale of NORCOM (see Note 11 “Discontinued Operations”). The curtailment loss was recorded in “Loss on sale of business” in the accompanying condensed consolidated statement of operations for the six-month period ended January 31, 2003.

Settlement of certain of the Company’s pension liabilities with respect to employees of the discontinued operation is expected to occur within one to two years. Under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the cost to settle these liabilities will be recognized at the settlement date when the liabilities are funded in cash or through the purchase of annuities. The Company currently estimates the cost of settlement to be $2 to $3 million based on current actuarial assumptions.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cable Design Technologies Corporation (“the Company”) is a leading manufacturer of technologically advanced connectivity products for the Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice and multimedia. Products included in this segment are high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations

Three Months Ended January 31, 2003 Compared to

Three Months Ended January 31, 2002

Sales for the three months ended January 31, 2003 (“second quarter 2003”) decreased 3% to $112.0 million compared to $115.2 million for the three months ended January 31, 2002 (“second quarter 2002”), as lower volumes and decreased selling prices more than offset a favorable effect of foreign currency translation, primarily on European revenues, of approximately 3%. Network Communication segment sales decreased $2.0 million, or 3%, to $66.0 million for the second quarter 2003 compared to $68.0 million for the second quarter 2002, and Specialty Electronic segment sales declined $1.2 million, or 3%, to $46.0 million for the second quarter 2003 compared to $47.2 million for the second quarter 2002. Within the Network Communication segment, network product sales decreased 6% due to reduced sales volume and decreased selling prices on primary products. Sales of products for the telecommunication marketplace increased 9% compared to the second quarter 2002, due primarily to the additional sales of an acquired business in Europe. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of commercial aviation products as a result of reduced demand from aircraft manufacturers. Sales outside of North America increased to $39.8 million for the second quarter 2003 compared to sales of $36.5 million for the second quarter 2002. The increase in sales outside of North America was primarily due to higher sales in Europe attributable to the KDP/CDT acquisition and the favorable effect of foreign currency translation, which were partially offset by lower sales in the Southeast Asia region.

Gross profit for the second quarter 2003 was $25.9 million compared to $25.6 million for the second quarter 2002, and the gross margin was 23.1% compared to 22.3% last year. Second quarter 2002 gross margin was negatively impacted by a $2.7 million provision for slow moving inventory associated with products for the telecommunication central office marketplace. Excluding the prior year provision, the decrease in the gross margin was primarily a result of a lower gross margin for the Network Communication segment due to decreases in selling prices of the Company’s network connectivity products as well as volume inefficiencies.

Selling, general and administrative expenses (“SG&A”) for the second quarter 2003 decreased 15%, to $21.8 million compared to $25.6 million for the same period last year. The reduction in SG&A is primarily due to reduced employee costs resulting in part from the Company’s previous efforts to reduce expenses as well as lower sales volume related expenses. Additionally, second quarter 2002 SG&A included a $1.3 million provision for an unsettled lawsuit. SG&A as a percentage of sales decreased to 19.4% for the second quarter 2003 compared to 22.2% for the second quarter 2002, due to the reasons noted above.

During the second quarter 2003, the Company incurred net business restructuring expenses of $1.5 million, including $1.6 million related to severance for 67 individuals, and a $0.1 million gain on sale of equipment for which an impairment charge had previously been recorded in restructuring expense. Business restructuring charges of $3.9 million were incurred in the second quarter 2002, which represented severance and other termination related costs of approximately $2.2 million and asset impairment charges related to property and equipment to be abandoned or held for sale of approximately $1.7 million.

Net income from continuing operations for the second quarter 2003 was $0.2 million, or $0.00 per diluted share, compared to a net loss from continuing operations of $(4.5) million, or $(0.10) per diluted share, for the second quarter 2002. The increase in net income from continuing operations was primarily due to lower SG&A and business restructuring expenses.

Net income for the second quarter 2003 was $0.2 million, or $0.00 per diluted share, compared to a net loss of $(5.3) million, or $(0.12) per diluted share, which included a net loss from discontinued operations of $(0.8) million, or $(0.02) per diluted share for the second quarter 2002. See Note 11 “Discontinued Operations” of the Notes to Consolidated Condensed Financial Statements.

Six Months Ended January 31, 2003 Compared to

Six Months Ended January 31, 2002

Sales for the six months ended January 31, 2003 (“first half 2003”) were $233.1 million compared to $243.8 million for the six months ended January 31, 2002 (“first half 2002”), a decrease of 4%. Excluding additional sales attributable to acquisitions, sales decreased 10% over the same period last year, net of a favorable effect of foreign currency translation, primarily on European revenues, of approximately 3%. Network Communication segment sales decreased $5.0 million, or 4%, to $137.5 million for the first half 2003 compared to $142.5 million for the first half 2002, and Specialty Electronic segment sales declined $5.7 million, or 6%, to $95.6 million for the first half 2003 compared to $101.3 million for the first half 2002. The decrease in sales for the Network Communication segment was primarily due to a 10% decline in sales of network products, including a 52% decline in sales of the lower performance Category 5 network cable. Sales of other network products were also negatively impacted by lower sales volumes and decreases in selling prices. First half 2003 sales of products for the telecommunication market increased 22% compared to the first half 2002 due to the additional sales of an acquired business in Europe. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of commercial aviation products resulting from reduced demand from aircraft manufacturers. Sales outside of North America increased to $82.9 million for the first half 2003 compared to sales of $71.7 million for the first half 2002. The increase in sales outside of North America was primarily due to higher Network Communication sales in Western Europe due to the additional sales of acquired businesses, which was partially offset by lower sales in the Southeast Asia region.

Gross profit for the first half 2003 was $53.6 million compared to $61.3 million for the first half 2002, and the gross margin was 23.0% compared to 25.1% last year. The decrease in the gross margin was primarily a result of a lower gross margin for the Network Communication segment due primarily to decreases in selling prices of the Company’s network connectivity products. Additionally, telecommunication products, which have a relatively lower gross margin, comprised a larger percentage of total segment sales in the first half 2003 as compared to the same period last year due to sales attributable to acquired businesses.

SG&A for the first half 2003 decreased 12%, to $45.2 million compared to $51.4 million for the first half 2002. Excluding the additional SG&A of acquired businesses the decrease in SG&A was $7.6 million, primarily due to reduced employee costs resulting from the Company’s efforts to reduce expenses in response to economic conditions as well as lower sales volume related expenses. Additionally, first half 2002 SG&A included a $1.3 million provision for an unsettled lawsuit. SG&A as a percentage of sales decreased to 19.4% for the first half 2003 compared to 21.1% for the first half 2002, due to the reasons noted above.

During the first half 2003, the Company recognized $0.3 million of additional deferred loan cost amortization as a result of the reduction in the size of its primary credit facility which took place in the first fiscal quarter. Such expense is included in “Other (income) expense, net” in the consolidated statement of operation.

During the first half 2003, the Company incurred net business restructuring expenses of $8.5 million. The restructuring expenses include severance and other employee termination costs of approximately $5.2 million, asset impairment charges related to property and equipment to be abandoned or held for sale, net of recoveries, of approximately $1.9 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with the facility consolidations of $0.6 million. Business restructuring charges of $4.9 million were incurred in the first half 2002 representing severance and other employee termination costs of approximately $2.7 million, asset impairment charges related to property and equipment to be abandoned or held for sale of approximately $1.7 million, and other costs associated with the closing of a facility of $0.5 million.

Net loss from continuing operations for the first half 2003 was $(3.4) million, or $(0.08) per diluted share, compared to a net loss from continuing operations of $(0.9) million, or $(0.02) per diluted share, for the first half 2002. The higher net loss for the first half 2003 is due primarily to the effect of the lower sales levels and higher business restructuring expenses, which were partially offset by reduced SG&A expenses.

On October 31, 2002, the Company sold substantially all of the operating assets of its NORCOM operating unit, a manufacturer of outside plant and central office cable for the U.S. and Canadian marketplaces. Loss from discontinued operations was $(32.6) million, net of tax benefit of $13.0 million, and $(1.5) million, net of tax benefit of $0.7 million, for the first half 2003 and 2002, respectively. The first half 2003 net loss includes a $(32.0) million net of tax loss on the sale. See also Note 11 “Discontinued Operations” of the Notes to Consolidated Condensed Financial Statements.

The Company’s net loss for first half 2003 including discontinued operations was $(36.1) million, or $(0.81) per diluted share, compared to net loss of $(2.5) million, or $(0.06) per diluted share, for the same period last year.

Financial Condition

Liquidity and Capital Resources

The Company generated $20.2 million of net cash from operating activities during the first half 2003, primarily from an operating working capital decrease of $13.0 million. The change in operating working capital was primarily the result of a decrease in accounts receivable of $14.2 million and a decrease in inventory of $3.0 million, partially offset by a decrease in accounts payable and other current liabilities of $3.6 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash provided by investing activities of $6.5 million included $9.6 million of proceeds from the sale of discontinued operations and $0.2 million of proceeds from the sale of other assets, partially offset by capital expenditures of $3.0 million and $0.3 million expended to acquire additional shares of a non-wholly owned subsidiary. Net cash used by financing activities of $30.7 million represented a net reduction of outstanding debt of $30.9 million offset by $0.2 million of proceeds received from the issuance of common stock pursuant to the Company’s employee stock purchase plan.

The Company’s revolving credit facility (the “Credit Facility”) is comprised of a $150.0 million U.S. Facility, including European and U.K. sub-facilities, and a $65.0 million revolving facility for its Canadian operations (the “Canadian Facility”), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s U.S. and Canadian non-real estate assets. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company’s leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company’s leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker’s Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable under the Canadian Facility. As of January 31, 2003, the Company had availability of approximately $44.1 million and $24.4 million under the U.S. Facility and Canadian Facility, respectively.

The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of fixed charge and leverage ratios and a minimum net worth test. Compliance with these covenants is dependent on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and taxes paid, interest and scheduled principal payments and, in the case of the leverage ratio, the Company’s consolidated debt. Important to both of these ratios is the Company’s net income before interest, taxes, depreciation and amortization (“EBITDA”), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the lenders in the case of certain types of charges, including the loss on the sale of NORCOM in the first quarter of fiscal 2003 and certain business restructuring expenses. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

Based on current expectations for improvement in its business, management believes that the Company’s cash flow from operations and the available portion of its credit facilities will provide it with sufficient liquidity to meet its current liquidity needs.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. Management believes that at January 31, 2003, there has been no material change to this information.

Fluctuation in Copper Price

The cost of copper in inventories, including finished goods, reflects purchases over various periods of time ranging from one to several months for each of the Company’s operations. For certain communication cable products, profitability is generally not significantly affected by volatility of copper prices as selling prices are generally adjusted for changes in the market price of copper, however, differences in the timing of selling price adjustments do occur and may impact near term results. For other products, although selling prices are not generally adjusted to directly reflect changes in copper prices, the relief of copper costs from inventory for those operations having longer inventory cycles may affect profitability from one period to the next following periods of significant movement in the cost of copper. The Company does not engage in activities to hedge the underlying value of its copper inventory.

New Accounting Standards

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. The Company is required to adopt the expanded disclosure requirements of SFAS 148 for the quarter ending April 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45, and is required to adopt the initial recognition and measurement provisions of FIN 45 on a prospective basis for guarantees issued or modified after January 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a company to consolidate any variable interest entities in which the company has a controlling financial interest. FIN 46 also requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company is required to adopt the consolidation requirements of FIN 46 for variable interest entities created after January 31, 2003. The Company does not believe it has any variable interests in variable interest entities as of January 31, 2003.

Forward-Looking Statements — Under the Private Securities Litigation Act of 1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance and available liquidity, future debt paydown or incurrence, amount, or date of recognition of, future pension obligations, effect of SFAS 142 testing of goodwill for impairment, and the Company’s or management’s beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the ability to remain in compliance with financial and other covenants contained in the Company’s credit facilities (which, in part, depends on the Company’s indebtedness, fixed charges and adjusted EBITDA, each as calculated under the credit facilities), litigation exposure, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, and other Securities and Exchange Commission filings. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in the Company’s exposure to market risk from July 31, 2002.

Item	4. CONTROLS AND PROCEDURES

a.    Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.    Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.    OTHER INFORMATION

Item	1. Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	Cable Design Technologies Corporation annual meeting of stockholders was held on December 10, 2002.

(b)	Proxies were solicited by Cable Design Technologies Corporation and there was no solicitation in opposition to the nominees as listed in the proxy statement. All such nominees were elected pursuant to the vote of the stockholders as follows:

	VOTES

	For	Withheld

Lance Balk	39,831,911	1,262,659

Bryan C. Cressey	40,545,142	549,428

George C. Graeber	40,581,842	512,728

Michael F. O. Harris	40,583,302	511,268

Glenn Kalnasy	40,583,517	511,053

Ferdinand Kuznik	40,581,192	513,378

Richard C. Tuttle	40,583,597	510,973

The firm of Deloitte & Touche LLP was elected to serve as auditors for the fiscal year ending July 31, 2003 by a vote of:

For:	40,519,963

Against:	525,153

Abstain:	49,453

Item 5.    Other Information

The Company’s chief executive officer and chief financial officer have provided as part of this filing the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1

Amended and Restated Certificate of Incorporation of CDT as filed with the Secretary of State of Delaware on November 10, 1993, incorporated by reference to Exhibit 3.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992), Certificate of Amendment of the Restated Certificate of Incorporation of CDT and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of CDT, as filed with the Secretary of State of Delaware on December 11, 1996 and incorporated by reference to CDT’s Registration Statement on Form 8-A/A, as filed on December 23, 1996.

3.2

By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT’s Registration Statement on Form S-3 (File No. 333-00554), as filed on February 28, 1996.

4.1	Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

4.2

Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT’s Registration Statement on Form 8-A, as filed on December 11, 1996.

10.1	CDT Long-Term Performance Incentive Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

10.2	CDT Stock Option Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 as filed on December 22, 1993.

10.3

Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8, as filed on May 2, 1994.

10.4	Description of CDT Bonus Plan. Incorporated by reference to Exhibit 10.20 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

10.5

Collective Labour Agreement dated June 10, 2001, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.7 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2002.

10.6

Form of Change in Control Agreement between CDT and each of George C. Graeber, Charles B. Fromm, Peter Sheehan and Ian Mack. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

10.7

Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT‘s Annual Report on Form 10-K, as filed on October 27, 1999.

10.8	Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 (File No. 333-76351).

10.9

Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.18 to CDT‘s Annual Report on Form 10-K, as filed on October 27, 1999.

10.10	Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT‘s Annual Report on Form 10-K, as filed on October 27, 1999.

10.11

Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

10.12

Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

10.13	Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

10.14

Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT’s Report on Form 10-Q as filed March 15, 2001.

10.15	Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT’s Report on Form 10-Q as filed March 15, 2001.

10.16

Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT’s Report on Form 10-Q as filed March 13, 2002.

10.17

Form of Change in Control Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.1 to CDT’s Report on Form 10-Q as filed March 13, 2002.

10.18	Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to Exhibit 10.4 to CDT’s Report on Form 10-Q as filed March 13, 2002.

10.19

Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT’s Report on Form 10-Q as filed March 13, 2002.

10.20

Form of Employment/Retention Agreement dated August 22, 2002 between Cable Design Technologies Corporation and Kenneth O. Hale. Incorporated by reference to Exhibit 10.24 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2002.

10.21

Form of Employment Agreement dated October 15, 2002, between Cable Design Technologies Corporation and William Cann. Incorporated by reference to Exhibit 10.21 to CDT’s report on Form 10-Q as filed December 16, 2002.

10.22

From of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.22 to CDT’s report on Form 10-Q as filed December 16, 2002.

10.23	Form of Change in Control Agreement dated December 2, 2002, between Cable Design Technologies Corporation and William Cann.**

15.1	Letter of Deloitte & Touche regarding unaudited interim financial statement information.**

99.1

Form of Credit Agreement dated December 17, 2001, among Cable Design Technologies Corporation, Fleet National Bank, Fleet National Bank, London Branch, Fleet Bank Europe Limited, and other lenders party thereto. Incorporated by reference to Exhibit 99.1 to CDT’s Report on Form 10-Q as filed March 13, 2002.

99.2

Form of Credit Agreement dated December 17, 2001, among NORDX/CDT, Inc., Cable Design Technologies Corporation, Cable Design Technologies, Inc. and BNP Paribas (Canada). Incorporated by reference to Exhibit 99.2 to CDT’s Report on Form 10-Q as filed March 13, 2002.

99.3

Asset Purchase Agreement dated October 22, 2002, between NORDX/CDT, Inc., Belden (Canada) Inc. and Belden Communications Company. Incorporated by reference to Exhibit 99.3 to CDT’s report on Form 10-Q as filed December 16, 2002.

99.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Filed Herein

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE DESIGN TECHNOLOGIES CORPORATION

/s/ Ferdinand C. Kuznik
March 11, 2003	Ferdinand C. Kuznik Chief Executive Officer

/s/ William E. Cann
March 11, 2003	William E. Cann Vice President and Chief Financial Officer

CERTIFICATIONS

I, Ferdinand C. Kuznik, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cable Design Technologies Corporation (“CDT”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of CDT as of, and for, the periods presented in this quarterly report;

4.    CDT’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for CDT and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to CDT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of CDT’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    CDT’s other certifying officers and I have disclosed, based on our most recent evaluation, to CDT’s auditors and the audit committee of CDT’s board of directors:

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect CDT’s ability to record, process, summarize and report financial data and have identified for CDT’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in CDT’s internal controls; and

6.    CDT’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11, 2003

/s/    Ferdinand C. Kuznik

Ferdinand C. Kuznik

Chief Executive Officer

I, William E. Cann, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cable Design Technologies Corporation (“CDT”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of CDT as of, and for, the periods presented in this quarterly report;

4.    CDT’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for CDT and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to CDT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of CDT’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    CDT’s other certifying officers and I have disclosed, based on our most recent evaluation, to CDT’s auditors and the audit committee of CDT’s board of directors:

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect CDT’s ability to record, process, summarize and report financial data and have identified for CDT’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in CDT’s internal controls; and

6.    CDT’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11, 2003

/s/    William E. Cann

William E. Cann

Chief Financial Officer