Form 10-Q
period 2003-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 2003-06-16
CIK 913142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 6/16/03
Common Stock, $.01 Par Value	44,827,063

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of April 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended April 30, 2003 and 2002 and the related condensed consolidated statements of cash flows for the nine-month periods ended April 30, 2003 and 2002. These financial statements are the responsibility of the Corporation’s management.

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

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

June 6, 2003

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(In thousands, except share and per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net sales	$122,127	$129,777	$355,192	$373,615
Cost of sales	93,558	94,639	273,060	277,215

Gross profit	28,569	35,138	82,132	96,400
Selling, general and administrative expenses	23,237	23,557	68,443	74,971
Amortization of goodwill	—	510	—	1,535
Research and development expenses	1,026	1,249	2,879	3,709
Business restructuring (income) expense, net	(71)	369	8,457	5,224

Income from operations	4,377	9,453	2,353	10,961
Interest expense, net	1,219	1,856	4,310	4,979
Other (income) expense, net	(352)	674	(103)	416

Income (loss) from continuing operations before income taxes and minority interest	3,510	6,923	(1,854)	5,566
Income tax provision (benefit)	1,187	2,805	(996)	2,374
Minority interest in earnings of subsidiaries, net	267	263	495	257

Net income (loss) from continuing operations	2,056	3,855	(1,353)	2,935

Discontinued operations:
Income (loss) from discontinued operations, net of tax provision of $1 for the three months ended April 30, 2002 and tax benefit of $293 and $709 for the nine months ended April 30, 2003 and 2002, respectively	—	2	(636)	(1,542)
Loss on sale of business, net of tax benefit of $22 and $12,698 for the three and nine months ended April 30, 2003, respectively	(47)	—	(32,055)	—

Net (loss) income from discontinued operations	(47)	2	(32,691)	(1,542)

Net income (loss)	$2,009	$3,857	$(34,044)	$1,393

Basic and Diluted earnings (loss) per common share:
From continuing operations	$0.05	$0.09	$(0.03)	$0.07
From discontinued operations	0.00	0.00	(0.73)	(0.04)

	$0.05	$0.09	$(0.76)	$0.03

Weighted average common shares outstanding	44,569,872	44,361,841	44,532,838	44,178,362

Weighted average common shares outstanding and common stock equivalents	44,630,160	44,681,611	44,532,838	44,669,326

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED

(In thousands, except share and per share data)

	April 30, 2003	July 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,977	$16,754
Trade accounts receivable, net of allowance for uncollectible accounts of $6,602 and $6,319, respectively	76,692	83,619
Inventories	116,368	114,181
Other current assets	33,223	28,108
Assets held for sale	5,822	—
Current assets of discontinued operations	—	29,739

Total current assets	243,082	272,401
Property, plant and equipment, net	209,181	212,976
Goodwill, net	66,169	62,988
Intangible assets, net	5,608	6,232
Other assets	4,323	4,439
Non-current assets of discontinued operations	—	26,751

Total assets	$528,363	$585,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$—	$550
Current maturities of long-term debt	2,357	2,442
Other current liabilities	68,900	64,212
Current liabilities of discontinued operations	—	5,491

Total current liabilities	71,257	72,695
Long-term debt, excluding current maturities	81,403	108,908
Deferred income taxes	15,912	28,173
Other non-current liabilities	17,176	14,544

Total liabilities	185,748	224,320

Minority interest in subsidiaries	5,575	4,567

Stockholders’ equity:
Preferred stock, par value $.01 per share—authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01 per share—authorized 100,000,000 shares, 48,392,361 and 48,090,790 shares issued, respectively	484	481
Paid-in capital	202,281	200,714
Deferred compensation	(828)	—
Retained earnings	176,008	210,052
Treasury stock, at cost, 3,609,738 shares	(45,188)	(45,188)
Accumulated other comprehensive income (loss)	4,283	(9,159)

Total stockholders’ equity	337,040	356,900

Total liabilities and stockholders’ equity	$528,363	$585,787

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine Months Ended April 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(34,044)	$1,393
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,949	18,113
Loss on disposal of assets	34,006	41
Other non-cash expenses, net	1,176	2,487
Changes in assets and liabilities:
Accounts receivable	10,935	9,356
Inventories	3,510	16,598
Accounts payable and accrued expenses	(2,194)	(14,326)
Other assets and liabilities, net	(5,453)	5,201

Net cash provided by operating activities	22,885	38,863

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,500)	(11,366)
Acquisition of businesses, including transaction costs, net of cash acquired	(261)	(29,018)
Proceeds from sale of assets	361	47
Proceeds from sale of discontinued operations	9,555	—

Net cash provided (used) by investing activities	5,155	(40,337)

Cash flows from financing activities:
Net change in demand note borrowings	(597)	(4,713)
Funds provided by long-term debt	31,738	58,378
Funds used to reduce long-term debt	(66,199)	(46,080)
Payments of deferred financing fees	—	(1,490)
Proceeds from issuance of common stock	349	753
Net proceeds from exercise of stock options	—	1,333

Net cash (used) provided by financing activities	(34,709)	8,181

Effect of exchange rate changes on cash and cash equivalents	892	1,068

Net (decrease) increase in cash and cash equivalents	(5,777)	7,775
Cash and cash equivalents, beginning of period	16,754	14,625

Cash and cash equivalents, end of period	$10,977	$22,400

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,364	$4,929

Income taxes, net	$470	$2,987

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

Impact of Newly Adopted Accounting Standards

Effective August 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. See Note 5 “Goodwill and Other Identifiable Intangible Assets” for additional information.

The Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations, in June 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company adopted SFAS 143 and SFAS 144 effective August 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial statements. In accordance with the provisions of SFAS 144, the sale of NORCOM was accounted for as a discontinued operation (see Note 12 “Discontinued Operations”) and certain assets to be disposed of have been classified as assets held for sale in the accompanying condensed consolidated balance sheets. The Company has also evaluated certain of its long-lived assets for impairment under SFAS 144 and has determined that the carrying value of such long-lived assets does not exceed the fair value using current assumptions. However, if events or circumstances arise that indicate that the carrying value of the assets may not be recoverable, the Company will reevaluate the assets for impairment under SFAS 144.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Application of the provisions of SFAS 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 7 “Commitments and Contingencies” for disclosures concerning guarantees.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. The Company has adopted the expanded disclosure requirements of SFAS 148 for the quarter ended April 30, 2003. See Note 3 “Stock Benefit Plans”.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses the requirement for business enterprises to consolidate any variable interest entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company does not believe it has any variable interests in variable interest entities as of April 30, 2003.

In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the effect of SFAS 149 on its financial position, results of operations and cash flows.

3. STOCK BENEFIT PLANS

The Company maintains various stock benefit plans which provide for the grant of stock options, restricted stock and other types of incentive awards to employees and other key individuals. Stock options generally are granted at fair market value at the date of grant. Options vest over periods ranging from three to five years, and have a maximum option term of ten years from the date of grant. The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. Costs associated with restricted stock grants are amortized to expense over the vesting period. Stock-based compensation expense, net of tax, recognized by the Company related to stock awards and option grants was $0.1 million and $0.0 million for the three months ended April 30, 2003 and 2002 and $0.2 million and $0.4 million for the nine months ended April 30, 2003 and 2002, respectively.

The Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value method for all stock-based awards in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(In thousands, except for per share data)
Net income (loss), as reported	$2,009	$3,857	$(34,044)	$1,393
Less: incremental compensation cost determined under the fair value method, net of tax	527	676	1,610	2,647

Pro forma net income (loss)	$1,482	$3,181	$(35,654)	$(1,254)

Basic and Diluted earnings (loss) per common share:
As reported	$0.05	$0.09	$(0.76)	$0.03
Pro forma	$0.03	$0.07	$(0.80)	$(0.03)

4. INVENTORIES

Inventories, net of reserves, of the Company consist of the following:

	April 30, 2003	July 31, 2002
	(In thousands)
Raw materials	$34,593	$33,535
Work-in-process	25,777	23,838
Finished goods	55,998	56,808

	$116,368	$114,181

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

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

The Company tested its goodwill attributable to each of its reporting units for impairment under the transition provisions of SFAS 142 by comparing the fair value (determined on a discounted cash flow basis) of each reporting unit with its carrying value. The impact of recent global economic and industry specific conditions resulted in fair values below carrying values (including goodwill) for certain of the Company’s reporting units within both the Network Communication and Specialty Electronic business segments, which is expected to result in a non-cash goodwill impairment charge currently estimated at $30 to $35 million, net of tax. The second phase of testing, which will determine the actual goodwill impairment charge, will be completed during the fiscal quarter ending July 31, 2003. In accordance with SFAS 142, the resulting non-cash impairment charge recognized upon adoption will be reflected retroactively to August 1, 2002 as a cumulative effect of a change in accounting principle. Any impairment charge incurred will be excluded from bank covenant compliance.

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended April 30, 2003 was as follows:

	Network Communication Segment	Specialty Electronic Segment	Total
	(In thousands)
Balance, July 31, 2002	$6,958	$56,030	$62,988
Goodwill allocated to discontinued operations	(500)	—	(500)
Goodwill of acquired businesses	132	—	132
Currency translation	448	3,101	3,549

Balance, April 30, 2003	$7,038	$59,131	$66,169

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

Total amortization expense of goodwill, tradenames and trademarks was $0.5 and $1.6 million for the three-month and nine- month periods ended April 30, 2002, respectively. Application of the nonamortization provision of SFAS 142 would have resulted in increases in net income of $0.4 million, or $0.01 per diluted share, for the three-month and $1.3 million, or $0.03 per diluted share, for the nine-month periods ended April 30, 2002, respectively.

The gross carrying amount and accumulated amortization of the Company’s other identifiable intangible assets as of April 30, 2003 and July 31, 2002 are as follows:

	April 30, 2003			July 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Definite-lived intangible assets:
Patents	$5,310	$(3,413)	$1,897	$4,902	$(2,656)	$2,246
Other	2,074	(1,066)	1,008	1,953	(670)	1,283

	$7,384	$(4,479)	$2,905	$6,855	$(3,326)	$3,529

Indefinite-lived intangible assets:
Tradenames and trademarks			$2,703			$2,703

Total intangible assets, net			$5,608			$6,232

The change in the carrying amount of definite-lived intangible assets was due to the effect of currency translation. The estimated useful lives of the Company’s identifiable intangible assets with finite lives range from two to ten years. Aggregate amortization expense related to these intangible assets was $0.8 million for both the nine-month periods ended April 30, 2003 and 2002. At April 30, 2003, estimated future amortization expense of intangible assets is as follows: $0.3 million for the remaining three months of fiscal 2003 and $1.0 million, $0.9 million, $0.5 million, $0.1 million, and $0.0 million in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

6. FINANCING ARRANGEMENTS

The Company’s revolving credit facility (the “Credit Facility”) is comprised of a $150.0 million U.S. Facility, including European and U.K. sub-facilities, and a $65.0 million revolving facility for its Canadian operations (the “Canadian Facility”), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s U.S. and Canadian non-real estate assets. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company’s leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company’s leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker’s Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable under the Canadian Facility. As of April 30, 2003, the Company had availability of approximately $42.8 million and $26.2 million under the U.S. Facility and Canadian Facility, respectively.

The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of fixed charge and leverage ratios and a minimum net worth test. Compliance with these covenants is dependent on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and taxes paid, interest and scheduled principal payments and, in the case of the leverage ratio, the Company’s consolidated debt. Important to both of these ratios is the Company’s net operations before interest, taxes, depreciation and amortization (“EBITDA”), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the agent for the lenders in the case of certain types of charges, which included the loss on the sale of NORCOM in the first quarter of fiscal 2003 and certain business restructuring expenses. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

7. COMMITMENTS AND CONTINGENCIES

Evergreen letters of credit in the amount of $1.7 million and bank guarantees of $0.8 million were outstanding under the Credit Facility as of April 30, 2003, exclusive of the $65.0 million letter of credit in support of the Canadian Facility discussed in Note 6 “Financing Arrangements”. The bank guarantees expire on seven days notice. The Company also maintains a $1.2 million bond in connection with workers’ compensation self-insurance in the state of Massachusetts.

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Product warranty accruals as of April 30, 2003 and July 31, 2002 as well as the related charges for the nine-month period ended April 30, 2003 were not material.

The Company had granted, in connection with the fiscal 1999 acquisition of its HEW/CDT subsidiary, a put option to the sellers for the 20% minority interest in HEW/CDT. The put option expired unexercised on January 31, 2003.

The Company remains responsible for providing post-retirement benefits to employees of the discontinued NORCOM operating unit (see Note 12 “Discontinued Operations”) who retired prior to the sale closing or who retire during the two years following the sale closing. The union has filed a grievance regarding the Company’s policy with respect to the provision of certain post-retirement benefits to a survivor after the death of the retiree. The Company has denied this grievance, and the matter is scheduled to go to arbitration. As the outcome of this matter is unknown at this time, no accrual has been recorded in the current period. The estimated liability involved, based on current actuarial assumptions, is $0.9 million.

8. EARNINGS (LOSS) PER COMMON SHARE

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
Numerator:
Net income (loss) from continuing operations	$2,056	$3,855	$(1,353)	$2,935
Net (loss) income from discontinued operations	(47)	2	(32,691)	(1,542)

Net income (loss)	$2,009	$3,857	$(34,044)	$1,393

Denominator:
Basic earnings per common share-weighted average common shares outstanding	44,569,872	44,361,841	44,532,838	44,178,362
Common stock equivalents	60,288	319,770	—	490,964

Diluted earnings per common share-weighted average common shares outstanding and common stock equivalents:	44,630,160	44,681,611	44,532,838	44,669,326

Basic and Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.09	$(0.03)	$0.07
Discontinued operations	0.00	0.00	(0.73)	(0.04)

	$0.05	$0.09	$(0.76)	$0.03

As a result of the net loss reported for the nine months ended April 30, 2003, common stock equivalents totaling 51,663 were excluded from the calculation of diluted loss per common share due to their anti-dilutive effect. Additionally, options outstanding which were excluded from the computation of common stock equivalents as the options’ exercise prices were greater than the average market price of the common stock totaled 4,180,200 and 2,257,051 for the three months ended April 30, 2003 and 2002 and 4,180,200 and 2,244,051 for the nine months ended April 30, 2003 and 2002, respectively.

9. INDUSTRY SEGMENT INFORMATION

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

The Company evaluates segment performance based on operating profit excluding business restructuring expenses, after allocation of Corporate expenses. Business restructuring income of $0.1 million associated with operations in the Network Communication segment was recognized in the three-month period ended April 30, 2003. Business restructuring expense of $8.5 million was recognized for the nine months ended April 30, 2003, of which approximately $6.8 million was associated with operations in the Network Communication segment. Business restructuring expenses of $0.4 million and $5.2 million were incurred in the three-month and nine-month periods ended April 30, 2002, respectively, and approximately $0.2 million and $4.6 million of the total business restructuring expenses for the respective periods were associated with operations in the Network Communication segment. See Note 11 “Business Restructuring Expenses” for further discussion.

The Company has no inter-segment revenues. Summarized financial information for the Company’s business segments is as follows:

	Network Communication Segment	Specialty Electronic Segment	Total
	(In thousands)
Three Months Ended April 30,
Net Sales:
2003	$70,534	$51,593	$122,127
2002	$77,875	$51,902	$129,777
Segment Operating Profit:
2003	$210	$4,096	$4,306
2002	$4,151	$5,671	$9,822

	Network Communication Segment	Specialty Electronic Segment	Total
	(In thousands)
Nine Months Ended April 30,
Net Sales:
2003	$208,054	$147,138	$355,192
2002	$220,357	$153,258	$373,615
Segment Operating (Loss) Profit:
2003	$(165)	$10,975	$10,810
2002	$2,661	$13,524	$16,185
Total Assets:
April 30, 2003	$292,323	$236,040	$528,363
July 31, 2002	$360,786	$225,001	$585,787

Segment operating profit differs from consolidated income (loss) from continuing operations before income taxes and minority interest reported in the consolidated statements of operations as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(In thousands)
Segment operating profit	$4,306	$9,822	$10,810	$16,185
Business restructuring (income) expense, net	(71)	369	8,457	5,224
Interest expense, net	1,219	1,856	4,310	4,979
Other (income) expense, net	(352)	674	(103)	416

Income (loss) from continuing operations before income taxes and minority interest	$3,510	$6,923	$(1,854)	$5,566

10. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and minimum pension liability adjustments. The components of comprehensive income (loss) for the three and nine-month periods ended April 30, 2003 and 2002 are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(In thousands)
Net income (loss)	$2,009	$3,857	$(34,044)	$1,393
Currency translation adjustments	5,019	6,250	14,146	2,977
Minimum pension liability adjustments, net of tax	—	—	(704)	—

Comprehensive income (loss)	$7,028	$10,107	$(20,602)	$4,370

11. BUSINESS RESTRUCTURING EXPENSES

For the nine months ended April 30, 2003, the Company incurred net business restructuring expenses of $8.5 million, including severance and other employee termination costs of approximately $5.2 million, asset impairment charges related to property and equipment to be abandoned or held for sale, net of recoveries, of approximately $1.9 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with facility consolidations of $0.6 million. The operating leases expire at various dates through July 31, 2005, and the majority of the other remaining cash expenditures are expected to be made by October 31, 2003. Business restructuring income of $0.1 million recognized in the three-month period ended April 30, 2003 was due to an adjustment of the original estimate of severance costs associated with the previous restructuring activities. During the three months and nine months ended April 30, 2002, the Company incurred restructuring charges of $0.4 million and $5.2 million, respectively. Restructuring expenses for the three months ended April 30, 2002 represented severance and other employee termination costs and for the nine months represented severance and other employee termination costs of approximately $3.0 million, asset impairment charges related to property and equipment of approximately $1.7 million, and other costs associated with the closing of a facility of $0.5 million. Substantially all of the costs recorded during the prior year period have been paid to date, with the exception of minimal severance payments remaining for certain individuals under the terms of their separation agreements.

The following table displays the activity related to the restructuring plans for the nine months ended April 30, 2003:

	Severance and other employee costs	Asset write downs	Lease payments and other costs	Total
	(In thousands)
Restructuring reserve, July 31, 2002	$1,877	$—	$—	$1,877
Charges	5,317	2,013	1,325	8,655
Expense adjustments and recoveries	(71)	(127)	—	(198)
Cash expenditures	(4,595)	—	(369)	(4,964)
Asset write-downs	—	(1,886)	—	(1,886)
Currency translation and other	24	—	—	24

Restructuring reserve, April 30, 2003	$2,552	$—	$956	$3,508

The Company continues to review its business strategies and evaluate further potential restructuring actions, which could result in additional restructuring charges in future periods.

12. DISCONTINUED OPERATIONS

On October 31, 2002, the Company sold substantially all of the operating assets (consisting principally of accounts receivable, inventory and fixed assets) of its NORCOM operating unit, a manufacturer of outside plant and central office cables located in Kingston, Ontario. The assets were sold for $11.3 million of cash, plus assumption by the buyer of certain current liabilities. The sale price is subject to adjustment for asset values as of the closing date, and such adjustment is expected to be finalized in the quarter ended July 31, 2003. The Company retained ownership of the NORCOM real estate and is leasing the property to the purchaser essentially rent free for the first year of the lease agreement. Accordingly, $1.7 million, representing the estimated fair market value of annual lease payments, of the proceeds from the sale were recorded as deferred rental income and are being amortized to revenue on a straight-line basis over the rental period. Net sales included $0.5 million and $0.9 million of deferred rental income for the three and nine- month periods ended April 30, 2003, respectively. Under the terms of sale agreement, the purchaser is responsible for certain of the building operating costs during the period of occupancy. The purchaser is likely to vacate the facility during the first half of the Company’s fiscal year beginning August 1, 2003, at which time the Company would resume responsibility for such operating costs until a sale of the building could be completed. Such costs are currently estimated to be $0.7 to $1.0 million annually. The sale agreement provides for contingent additional purchase price of up to $8.1 million over a three year period, primarily dependent on the purchaser’s achievement of future business levels and sales of certain inventory items. Under the sale agreement, the Company retained various liabilities, including certain pension and postretirement obligations related to the transferred employees. See Note 7 “Commitments and Contingencies” and Note 13 “Pension and Other Employee Benefits”.

Net sales and pretax operating income (loss) of the discontinued NORCOM operations for the three-month and nine-month periods ending April 30, 2003 and 2002 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(In thousands)
Net sales	$—	$12,010	$13,287	$37,193
Pretax operating income (loss)	$—	$3	$(929)	$(2,251)

The results of operations for NORCOM have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented.

13. PENSION AND OTHER EMPLOYEE BENEFITS

During the first fiscal quarter of 2003, the Company recognized a curtailment loss of $2.3 million resulting from the sale of NORCOM (see Note 12 “Discontinued Operations”). The curtailment loss was recorded in “Loss on sale of business” in the accompanying condensed consolidated statement of operations for the nine-month period ended April 30, 2003.

The Company is reviewing its obligations to settle certain of the Company’s pension liabilities with respect to employees of the discontinued operation. Under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the cost to settle these liabilities would be recognized at the settlement date when the liabilities are funded in cash or through the purchase of annuities. If the Company is required or elects to settle such liabilities, the Company estimates the cost of settlement to be $2 to $3 million based on current actuarial assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cable Design Technologies Corporation (the “Company”) is a leading manufacturer of technologically advanced connectivity products for the Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic transmission of data, voice and multimedia. Products included in this segment are high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations

Three Months Ended April 30, 2003 Compared to

Three Months Ended April 30, 2002

Sales for the three months ended April 30, 2003 (“third quarter 2003”) decreased 6% to $122.1 million compared to $129.8 million for the three months ended April 30, 2002 (“third quarter 2002”), as reduced sales volumes and decreased selling prices more than offset a favorable effect of foreign currency translation, primarily on European revenues, of approximately 6%. Network Communication segment sales decreased $7.4 million, or 9%, to $70.5 million for the third quarter 2003 compared to $77.9 million for the third quarter 2002. The decline in Network Communication segment sales was primarily due to reduced sales volume of telecommunication products in the European marketplace. Specialty Electronic segment sales for the quarter were $51.6 million compared to $51.9 million for the same period last year, a decline of less than 1%. For the Specialty Electronic segment, the effect on sales of lower demand and decreased selling prices for many specialty products, including products for sound, safety and security, industrial and commercial aviation applications, was mostly offset by favorable currency translation on international revenues. Sales outside of North America decreased 2%, to $45.2 million for the third quarter 2003 compared to $46.2 million for the third quarter 2002. The decrease in sales outside of North America was primarily due to lower demand for Network Communication products in Europe and Southeast Asia, which was mostly offset by the favorable effect of foreign currency translation. Excluding the impact of currency translation, sales outside of North America declined 23% and 5% for the Network Communication and Specialty Electronic segments, respectively.

Gross profit for the third quarter 2003 was $28.6 million compared to $35.1 million for the third quarter 2002, and the gross margin was 23.4% compared to 27.1% last year. The decrease in the gross margin was primarily a result of a lower gross margin for the Network Communication segment due to decreases in selling prices of the Company’s network connectivity products and the unfavorable impact of lower sales volume on absorption of fixed manufacturing overhead. Third quarter 2003 gross margin was also negatively impacted by approximately $0.7 million of expense relating to increases in provisions for slow moving inventory associated with products for the telecommunication central office marketplace and costs to exit leased warehouse space.

Selling, general and administrative expenses (“SG&A”) for the third quarter 2003 decreased $0.4 million, to $23.2 million compared to $23.6 million for the same period last year. SG&A as a percentage of sales increased to 19.0% for the third quarter 2003 compared to 18.2% for the third quarter 2002. The higher SG&A as a percentage of sales for the current quarter was due to approximately $0.5 million of severance costs and a $0.4 million charge to adjust the carrying value of certain real estate held for sale to fair market value. Additionally, the Company is experiencing and expects to continue to incur rising costs for auditing and accounting and consulting services as a result of the implementation of new accounting pronouncements and compliance with new regulations, including the Sarbanes-Oxley Act of 2002. These increasing costs are expected to negatively impact SG&A and operating earnings over the next twelve to eighteen months.

Business restructuring income of $0.1 million recognized in the third quarter 2003 represents an adjustment of the original estimate of severance costs associated with previous restructuring activities. Due to the current economic environment, the Company continues to review business strategies and pursue further cost reduction activities, which may include the sale, restructuring or closing of certain operations and which could result in additional restructuring charges in future periods.

Interest expense was $1.2 million for the third quarter 2003, a decrease of $0.7 million compared to interest expense of $1.9 million for the same period last year. The reduction in interest expense was primarily due to the lower average borrowings outstanding during the current quarter.

The Company continually evaluates its annual effective tax rate based on actual and projected results of operations and adjusts the current period tax provision or benefit accordingly. As a result of changes in such estimates, the tax benefit for the nine months ended April 30, 2003 was adjusted to the current projected annual effective tax rate of 53.7%, resulting in a third quarter 2003 effective tax rate from continuing operations of 33.8% compared to 40.5% last year. Based on current estimates, the Company anticipates an effective tax rate from continuing operations of 53.7% for its quarter ending July 31, 2003.

Net income from continuing operations for the third quarter 2003 was $2.1 million, or $0.05 per diluted share, compared to net income from continuing operations of $3.9 million, or $0.09 per diluted share, for the third quarter 2002. The decrease in net income from continuing operations was primarily due to the lower gross profit, which was partially offset by the lower interest and tax expense, as discussed above, and by the recognition of other income, net of $0.4 million representing gains on foreign currency transactions in the current quarter versus other expense, net of $0.7 million for the same period last year.

Net income including discontinued operations was $2.0 million, or $0.05 per diluted share for the third quarter 2003, compared to net income of $3.9 million, or $0.09 per diluted share for the same period last year. See Note 12 “Discontinued Operations” of the Notes to Consolidated Condensed Financial Statements.

Nine Months Ended April 30, 2003 Compared to

Nine Months Ended April 30, 2002

Sales for the nine months ended April 30, 2003 (“first nine months 2003”) were $355.2 million compared to $373.6 million for the nine months ended April 30, 2002 (“first nine months 2002”), a decrease of 5%. Excluding additional sales attributable to acquisitions and a favorable effect of foreign currency translation on international revenues, sales decreased 12% over the same period last year. Network Communication segment sales decreased $12.3 million, or 6%, to $208.1 million for the first nine months 2003 compared to $220.4 million for the first nine months 2002, and Specialty Electronic segment sales declined $6.1 million, or 4%, to $147.1 million for the first nine months 2003 compared to $153.3 million for the first nine months 2002. Within the Network Communication segment, sales of network products declined 8% due to decreases in selling prices and lower demand for structured wiring products, particularly in the U.S. and Southeast Asia regions. Sales of products for the telecommunication market increased 1% compared to the first nine months 2002 due to the additional sales of an acquired business in Europe. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of commercial aviation products resulting from reduced demand from aircraft manufacturers. Sales outside of North America increased to $128.1 million for the first nine months 2003 compared to sales of $117.9 million for the first nine months 2002. The increase in sales outside of North America was primarily due to the additional sales of acquired businesses in Europe and the favorable effect of currency translation.

Gross profit for the first nine months 2003 was $82.1 million compared to $96.4 million for the first nine months 2002, and the gross margin was 23.1% compared to 25.8% last year. The decrease in the gross margin was primarily a result of a lower gross margin for the Network Communication segment due primarily to decreases in selling prices of the Company’s network connectivity products.

SG&A for the first nine months 2003 decreased 9%, to $68.4 million compared to $75.0 million for the first nine months 2002. Excluding the additional SG&A of acquired businesses the decrease in SG&A was $7.9 million, primarily due to reduced employee costs resulting from the Company’s efforts to reduce expenses in response to economic conditions as well as lower sales volume related expenses. SG&A as a percentage of sales decreased to 19.3% for the first nine months 2003 compared to 20.1% for the first nine months 2002, due to the reasons noted above.

During the first nine months 2003, the Company incurred net business restructuring expenses of $8.5 million. The restructuring expenses include severance and other employee termination costs of approximately $5.2 million, asset impairment charges related to property and equipment to be abandoned or held for sale, net of recoveries, of approximately $1.9 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with the facility consolidations of $0.6 million. Business restructuring charges of $5.2 million were incurred in the first nine months 2002 representing severance and other employee termination costs of approximately $3.0 million, asset impairment charges related to property and equipment to be abandoned or held for sale of approximately $1.7 million, and other costs associated with the closing of a facility of $0.5 million.

Net loss from continuing operations for the first nine months 2003 was $(1.4) million, or $(0.03) per diluted share, compared to net income from continuing operations of $2.9 million, or $0.07 per diluted share, for the first nine months 2002. The net loss for the first nine months 2003 versus net income for the same period last year is due primarily to the effect of the lower sales levels and higher business restructuring expenses, which were partially offset by reduced SG&A expenses and the elimination of goodwill amortization expense.

On October 31, 2002, the Company sold substantially all of the operating assets of its NORCOM operating unit, a manufacturer of outside plant and central office cable for the U.S. and Canadian marketplaces. Loss from discontinued operations was $(32.7) million, net of tax benefit of $13.0 million, and $(1.5) million, net of tax benefit of $0.7 million, for the first nine months 2003 and 2002, respectively. The first nine months 2003 net loss includes a $(32.1) million net of tax loss on the sale. See also Note 12 “Discontinued Operations” of the Notes to Consolidated Condensed Financial Statements.

The Company’s net loss for the first nine months 2003 including discontinued operations was $(34.0) million, or $(0.76) per diluted share, compared to net income of $1.4 million, or $0.03 per diluted share, for the same period last year.

Financial Condition

Liquidity and Capital Resources

The Company generated $22.9 million of net cash from operating activities during the first nine months 2003, including $6.8 million provided by a decrease in operating working capital. The change in operating working capital was primarily the result of decreases in accounts receivable and inventory of $10.9 million and $3.5 million, respectively, partially offset by a decrease in accounts payable and other current liabilities of $2.2 million and an increase in other current assets of $3.0 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash provided by investing activities of $5.2 million included $9.6 million of proceeds from the sale of discontinued operations and $0.4 million of proceeds from the sale of other assets, partially offset by $4.5 million of capital expenditures and $0.3 million expended to acquire additional shares of a non-wholly owned subsidiary. Net cash used by financing activities of $34.7 million represented a net reduction of outstanding debt of $35.1 million offset by $0.4 million of proceeds received from the issuance of common stock pursuant to the Company’s employee stock purchase plan.

The Company’s revolving credit facility (the “Credit Facility”) is comprised of a $150.0 million U.S. Facility, including European and U.K. sub-facilities, and a $65.0 million revolving facility for its Canadian operations (the “Canadian Facility”), which facility is supported by a letter of credit under the U.S. Facility and reduces the availability under the U.S. Facility. The Credit Facility is secured by a pledge of substantially all of the Company’s U.S. and Canadian non-real estate assets. The U.S. and Canadian Facilities expire on January 2, 2005 and December 2, 2004, respectively. Borrowings under the U.S. Facility bear interest at either LIBOR plus 1.05% to 2.00%, or a base rate, as defined, plus 0.20% to 0.50%. The applicable interest rate margin is based on the Company’s leverage ratio as calculated under the facility. A facility fee margin of 0.20% to 0.50%, which is also based on the Company’s leverage ratio, is payable on the maximum facility amount. Fees for letters of credit under the U.S. Facility are charged at the applicable interest rate margin. Borrowings under the Canadian Facility bear interest at the Canadian Banker’s Acceptance rate, plus an applicable margin of 0.30%. A facility fee of 0.15% is payable under the Canadian Facility. As of April 30, 2003, the Company had availability of approximately $42.8 million and $26.2 million under the U.S. Facility and Canadian Facility, respectively.

The U.S. and Canadian Facilities have customary financial and non-financial covenants. The financial covenants consist of fixed charge and leverage ratios and a minimum net worth test. Compliance with these covenants is dependent on a number of factors, including, in the case of the fixed charge ratio, trailing four fiscal quarter capital expenditures and taxes paid, interest and scheduled principal payments and, in the case of the leverage ratio, the Company’s consolidated debt. Important to both of these ratios is the Company’s net income before interest, taxes, depreciation and amortization (“EBITDA”), as calculated under the U.S. Facility, for the trailing four fiscal quarters. In the case of the leverage ratio, pro forma adjustments are made to EBITDA for acquisitions and, in the case of both ratios, add-backs to EBITDA are permitted at the discretion of the agent for the lenders in the case of certain types of charges, including the loss on the sale of NORCOM in the first quarter of fiscal 2003 and certain business restructuring expenses. The Company is currently in compliance with the financial and non-financial covenants. Continued compliance with the financial covenants is dependent on the levels of the various components that are included in the calculations.

Based on current expectations for improvement in its business, management believes that the Company’s cash flow from operations and the available portion of its credit facilities will provide it with sufficient liquidity to meet its current liquidity needs.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. Management believes that at April 30, 2003, there has been no material change to this information.

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

New Accounting Standards

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. The Company has adopted the expanded disclosure requirements of SFAS 148 for the quarter ending April 30, 2003, and such disclosures are included in Note 3 “Stock Benefit Plans” of the Notes to Consolidated Condensed Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 7 “Commitments and Contingencies” of the Notes to Consolidated Condensed Financial Statements for disclosures concerning guarantees.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a company to consolidate any variable interest entities in which the company has a controlling financial interest. FIN 46 also requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company does not believe it has any variable interests in variable interest entities as of April 30, 2003.

In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the effect of SFAS 149 on its financial position, results of operations and cash flows.

Forward-Looking Statements—Under the Private Securities Litigation Act of 1995

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of CDT as filed with the Secretary of State of Delaware on November 10, 1993, incorporated by reference to Exhibit 3.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992), Certificate of Amendment of the Restated Certificate of Incorporation of CDT and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of CDT, as filed with the Secretary of State of Delaware on December 11, 1996 and incorporated by reference to CDT’s Registration Statement on Form 8-A/A, as filed on December 23, 1996.

3.2	By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT’s Registration Statement on Form S-3 (File No. 333-00554), as filed on February 28, 1996.

4.1	Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

4.2	Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT’s Registration Statement on Form 8-A, as filed on December 11, 1996.

10.1	CDT Long-Term Performance Incentive Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

10.2	CDT Stock Option Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 as filed on December 22, 1993.

10.3	Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8, as filed on May 2, 1994.

10.4	Description of CDT Bonus Plan. Incorporated by reference to Exhibit 10.20 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

10.5	Collective Labour Agreement dated June 10, 2001, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.7 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2002.

10.6	Form of Change in Control Agreement between CDT and each of George C. Graeber, Charles B. Fromm, Peter Sheehan and Ian Mack. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

10.7	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

10.8	Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 (File No. 333-76351).

10.9	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

10.10	Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

10.11	Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

10.12	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

10.13	Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

10.14	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT’s Report on Form 10-Q as filed March 15, 2001.

10.15	Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT’s Report on Form 10-Q as filed March 15, 2001.

10.16	Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT’s Report on Form 10-Q as filed March 13, 2002.

10.17	Form of Change in Control Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.1 to CDT’s Report on Form 10-Q as filed March 13, 2002.

10.18	Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to Exhibit 10.4 to CDT’s Report on Form 10-Q as filed March 13, 2002.

10.19	Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT’s Report on Form 10-Q as filed March 13, 2002.

10.20	Form of Employment/Retention Agreement dated August 22, 2002 between Cable Design Technologies Corporation and Kenneth O. Hale. Incorporated by reference to Exhibit 10.24 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2002.

10.21	Form of Employment Agreement dated October 15, 2002, between Cable Design Technologies Corporation and William Cann. Incorporated by reference to Exhibit 10.21 to CDT’s report on Form 10-Q as filed December 16, 2002.

10.22	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.22 to CDT’s report on Form 10-Q as filed December 16, 2002.

10.23	Form of Change in Control Agreement dated December 2, 2002, between Cable Design Technologies Corporation and William Cann. Incorporated by reference to Exhibit 10.23 to CDT’s report on Form 10-Q as filed on March 11, 2003.

10.24	Amendment No. 2, dated October 9, 2001, to Cable Design Technologies Corporation Non-Employee Director Stock Plan.**

15.1	Letter of Deloitte & Touche LLP regarding unaudited interim financial statement information.**

99.1	Form of Credit Agreement dated December 17, 2001, among Cable Design Technologies Corporation, Fleet National Bank, Fleet National Bank, London Branch, Fleet Bank Europe Limited, and other lenders party thereto. Incorporated by reference to Exhibit 99.1 to CDT’s Report on Form 10-Q as filed March 13, 2002.

99.2	Form of Credit Agreement dated December 17, 2001, among NORDX/CDT, Inc., Cable Design Technologies Corporation, Cable Design Technologies, Inc. and BNP Paribas (Canada). Incorporated by reference to Exhibit 99.2 to CDT’s Report on Form 10-Q as filed March 13, 2002.

99.3	Asset Purchase Agreement dated October 22, 2002, between NORDX/CDT, Inc., Belden (Canada) Inc. and Belden Communications Company. Incorporated by reference to Exhibit 99.3 to CDT’s report on Form 10-Q as filed December 16, 2002.

99.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Filed Herein

(b) Reports on Form 8-K:

The following was filed subsequent to the quarter ended April 30, 2003.

Form 8-K dated May 28, 2003, reported under Item 9. Regulation FD Disclosure regarding the press release announcing third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE DESIGN TECHNOLOGIES CORPORATION

June 16, 2003	By:	/s/ FERDINAND C. KUZNIK
Ferdinand C. Kuznik Chief Executive Officer

June 16, 2003	By:	/s/ WILLIAM E. CANN
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

Date: June 16, 2003

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

Date: June 16, 2003

/s/ WILLIAM E. CANN
William E. Cann
Chief Financial Officer