Form 10-K
period 2003-07-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2003-10-29
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-22724

CABLE DESIGN TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3601505
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 North Roselle Road

Schaumburg, IL 60195

(Address of Principal Executive Offices and Zip Code)

(847) 230-1900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights, with respect to Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at January 31, 2003 was $245,056,745.

The number of shares outstanding of the registrant’s Common Stock at October 24, 2003, was 41,720,393. As of that date, the aggregate market value of the registrant’s voting stock held by non-affiliates was $375,761,658.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Cable Design Technologies Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 2003, (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index to Exhibits appears on page 47.

CABLE DESIGN TECHNOLOGIES CORPORATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements regarding future financial results, profits and performance and other beliefs, expectations or opinions of the Company and its management. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “will,” “would,” “intends,” “estimates,” and similar expressions, whether stated in the affirmative or the negative. We make these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including those risk factors described in this Annual Report on Form 10-K and our other Securities and Exchange Commission filings. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

PART I.

When used in this Annual Report on Form 10-K, the terms “CDT,” “we,” “our” and “us” refer to Cable Design Technologies Corporation and its consolidated subsidiaries, unless otherwise specified. Unless otherwise indicated, references to fiscal years are to years ended July 31.

ITEM 1.	BUSINESS

Available Information

CDT makes available, free of charge through its Internet website at www.cdtc.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

General

We are a leading worldwide designer, manufacturer and distributor of advanced connectivity products for the global network communication and specialty electronic marketplaces. We operate 24 manufacturing facilities in nine countries throughout North America and Europe, and our products are sold in over 80 countries. Our manufacturing capabilities allow us to serve global markets and produce products in locations that are close to their end markets.

We have developed, both internally and through acquisitions, an extensive product line that includes individual network components, cabling racks, panels, switches, media converters, fiber optic assemblies, and patch cords, as well as wire and cable products used in specialty electronic data and signal transmission. Our business consists of two segments: Network Communication and Specialty Electronic.

Network Communication. Our Network Communication business serves an important part of the premise network infrastructure, which continues to undergo significant changes as the convergence of voice, video and data and the use of more sophisticated networks require greater bandwidth. Network Communication encompasses connectivity products used within local area computer networks and communication infrastructures for the electronic and optical transmission of data, voice and multimedia. We design, manufacture and distribute a broad range of network communication products including high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for central office, wireless and other applications. In addition, we produce products for use in server farms, wireless base stations and telecommunication central office applications.

Specialty Electronic. Our Specialty Electronic business serves various niche markets in the industrial automation, process control, aerospace, automotive and sound, safety and video industries. We design, manufacture and distribute highly engineered wire and cable products, as well as conventional wire and cable products, used in specialty electronic data and signal transmission.

Discontinued Operations. During fiscal 2003, we sold substantially all of the operating assets of our NORCOM operating unit, a manufacturer of outside plant and central office cables located in Kingston, Ontario, Canada. The NORCOM operations were divested as the business did not fit within our strategy of focusing on products that require higher levels of engineering and customer service. As a result of the sale, the NORCOM operations are classified as discontinued operations in all periods presented.

For the fiscal year ended July 31, 2003, we had net sales of $484.7 million. The Network Communication segment generated $283.9 million or 59% of our fiscal 2003 sales while the Specialty Electronic segment generated $200.8 million or 41% of our fiscal 2003 sales. For fiscal 2002, we had net sales of $501.6 million. The Network Communication segment generated $295.4 million or 59% of such sales while the Specialty Electronic segment generated $206.2 million or 41% of such sales.

Network Communication Segment

The Network Communication segment encompasses connectivity products for the electronic and optical transmission of data, voice, and multimedia over local and wide area networks. Products in this segment include high performance fiber optic and twisted pair and coaxial copper cables and connectors, wiring racks and panels, outlets and interconnecting hardware for end-to-end network structured wiring systems, fiber optic assemblies and patch cords and communication cable products for central office switchboard applications. Demand for our Network Communication products is largely driven by the ongoing convergence of voice, video and data communication, which is increasing the required transmission capacity of premise data and communication networks. As bandwidth requirements increase, corporations and other operators of premise data and communication networks may need to upgrade and replace their existing data and communication infrastructures. As a result, the performance of our Network Communication group is tied to information technology spending by corporations, schools, governments and other entities. Another factor in demand is office space growth and upgrades to computer and communication infrastructures.

Local Area Network (LAN) Systems. LANs typically consist of one or more computers, peripheral devices, software and interconnecting cables, connectors and accessories. The interconnecting cables can be copper, fiber or a composite cable including both copper and fiber. Due to the expense and increased difficulty of installing fiber cable as compared to copper cables and the cost of transmitters, repeaters and other electronics required for a fiber optic system, fiber cables have generally been limited to riser applications and backbone parts of the local area network. Copper cables, while still used in riser and backbone applications, are predominant in premise wiring and horizontal portions of network systems. In addition, each network system, whether fiber or copper, includes a large number of other structured wiring components, such as connectors, patch panels, outlets and racks. Wireless LAN systems have made inroads in certain LAN applications. While our cables and certain other components can be utilized in connection with a wireless LAN system, we do not currently offer such a system or manufacture non-cable components that are required for such a system.

We manufacture and sell fiber optic, copper and composite cables, connectors, rack enclosures and cabinets, fiber optic splitters and couplers and other passive components used in LAN systems. Our connectors include our patented OptimaxTM and Quick ConnectTM fiber optic connectors and our high performance GigaFlexTM copper connector series. In addition, we offer “plug & play” fiber optic cabling systems. We are also one of a few companies that manufactures and sells a fully integrated end-to-end warranted network structured wiring system.

The fiber optic marketplace has been negatively affected by capital expenditure reductions, and as a result our fiber business has decreased significantly from prior years.

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

Cellular Communication. Wireless communications rely on antenna towers, base station transmission and central office switching, with each application requiring high performance cable and other connectivity products. Greater traffic over cellular networks and changing transmission networks also requires greater switching capabilities and other electronic equipment, which drives demand for our interconnect products. We produce specialized cables used in these applications.

Communications. Communication cables include distribution cables that are used in the telecommunications industry to service business and residential customers in the local loop. The telecommunication industry has severely reduced capital expenditures, which has negatively affected the demand for these products from the spending peaks reached in 2000.

On October 31, 2002, we sold substantially all of the operating assets (consisting principally of accounts receivable, inventory and fixed assets) of our NORCOM operating unit. This operation represented all of our U.S. and Canadian manufacturing and sales of communication distribution cables, our manufacturing and sales of copper multi-pair central office products for Canada, and a portion of our sales of copper multi-pair central office cables for the U.S. The sale reduces our exposure to the telecommunication industry, which we think still has more difficult times ahead and will lag the turnaround in other areas of our business. Sales of telecommunication cable is driven largely by price, which due to overcapacity in the industry, has been under significant pressure. The NORCOM business did not fit within our strategy of focusing on products that require higher levels of engineering and customer service.

We manufacture and sell communication cables in Europe through our Czech Republic operations. Such operations, when purchased in December 2001, manufactured primarily copper communication cables and communication and medical harnesses. Since its acquisition, we have added the capacity to produce copper and fiber LAN cables. The Czech Republic operation has become a low cost manufacturing center for Europe.

Specialty Electronic Segment

The Specialty Electronic segment includes highly engineered wire and cable products, as well as conventional wire and cable products, covering a broad range of specialized applications and niche markets, including commercial aviation, marine, automotive electronics, medical electronics, electronic testing equipment, and industrial applications, including robotics and electronically controlled factory equipment. Also included are cables for automation applications, such as climate control, premise video distribution and sophisticated security and signal systems involving motion detection; electronic card and video surveillance technologies; process control applications, such as remote signaling and electronic monitoring systems; sound applications, such as voice activation, evacuation and other similar systems; and safety applications, such as data transmission cable for advanced fire alarm and safety systems, including cable having improved safety and performance attributes under hazardous conditions. The Specialty Electronic segment also encompasses non-cable related manufacturing activities encompassing precision tire casting and sheet metal fabrication, which are not material to our business. Demand for our Specialty Electronic products is driven in large part by factory automation and robotics applications, premise audio, fire alarm and security applications, commercial and military aircraft construction, upgrading of existing aircraft and the greater electronic sophistication required by products in automotive and other transportation industries.

See Note 13 “Industry and Geographic Segment Information” under Item 8 of this Form 10-K for further segment information.

Raw Materials

        The principal raw materials we use are copper and insulating compounds. Raw materials are purchased on a consolidated basis whenever possible to reduce costs and improve supplier service levels. Copper is purchased from several suppliers. Price terms are generally producers’ prices at time of shipment. We do not generally engage in activities to hedge the underlying value of our copper inventory. Currently, world stocks of and capacity for copper are adequate to meet our requirements. We purchase insulating compounds, including Teflon(R), from various suppliers and, while from time to time there have been shortages of such material, supplies are currently adequate to meet our needs. Certain of our products require bulk uncabled optical fiber singles, which are currently purchased primarily from one supplier. Other materials used include reels, tapes, textiles, chemicals, fiber optic components and other materials. Currently, we believe supplies of these fiber optic and other materials are adequate to meet our needs.

Customers

We sell our products directly or through distributors to a variety of customers, including OEMs and certified system vendors. We support over 10,000 customers. No single customer accounted for more than 10% of sales in fiscal 2003, 2002 or 2001.

Competition

The markets served by our products are competitive. Although some of our competitors are substantially larger and have greater resources than we do, we believe that we compete successfully in our markets due to our experienced management and sales teams, manufacturing expertise, breadth of product offerings, large number of customer approved specifications, emphasis on quality and established reputation. In addition, the capital required to enter our business is significant due to the need to purchase or develop specialized equipment and the need to sustain capital investment over time in order to manufacture the newest generations of products.

Backlog

Backlog orders believed to be firm were $40.6 million at July 31, 2003, compared to $43.6 million at July 31, 2002. We believe that substantially all the backlog is shippable within the next twelve months. As many of our products are shipped directly from inventory, and due to changing customer re-ordering practices, backlogs may not be indicative of future sales levels for any period. Generally, customers may cancel orders for standard products without penalty upon thirty days notice.

Research and Development

We engage in research and development activities including new and existing product development. Research and development costs were $4.0 million, $5.0 million and $5.2 million in fiscal 2003, 2002 and 2001, respectively.

International Operations

Information regarding the Company’s international and domestic operations is set forth in Note 13, “Industry and Geographic Segment Information” as presented in the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Environmental Matters

We are subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the United States Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Various laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up, or removing contamination caused by hazardous or toxic substances at the property. In addition, such laws impose liability for such costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such liability may be imposed without regard to legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and such liability may be joint and several with other parties. If the liability is joint and several, we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. Regulations of particular significance to us include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and release of hazardous chemicals. Although we believe that we are in substantial compliance with such laws and regulations, we may from time-to-time not be in full compliance and may be subject to fines, penalties and/or other remediation costs.

We do not currently anticipate any material adverse effect on our business as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise in the future.

We are named as a third party defendant in People of the State of California v. M&P Investments with various other parties (CIV-S-00-24411 Eastern District, CA). The complaint, brought under federal, state and local statutory provisions, alleges that property previously owned by our predecessor contributed to ground water pollution in the City of Lodi, California. We believe that initial reports prepared on behalf of the City of Lodi show that the property alleged to have been owned by our predecessor is not one of the potential pollution sources. We believe that we have valid defenses to any claimed liability at this site and further believe that the potential liability is not significant. However, because this claim is in its early stages, we cannot predict at this time whether we will eventually be held liable at this site. Additionally, environmental contamination has been identified in the soil and groundwater at a facility we own in Kingston, Ontario. Such contamination occurred prior to our purchase of the business in 1996. Nortel Networks Corp., the prior owner of such facility, has indemnified us, and retained responsibility, for monitoring and, as required, remediation of such contamination. In the event Nortel was unable to pay these obligations, we would be liable for all or most of such obligations. As management currently believes that the probability that a loss will be incurred in connection with the above sites is remote, no liability has been accrued as of July 31, 2003 related to these actions.

While we believe that resolution of these environmental matters will not have a material adverse effect on our business, we can give no assurance that all contamination in which we, or any of our predecessors, are allegedly involved has been identified, that all claims arising out of such contamination have been asserted or that any such claims that may be asserted against us in the future could not involve significant liability.

Employees

As of July 31, 2003, we had approximately 2,920 full-time employees and 630 workers under contract manufacturing arrangements in Mexico. Approximately 950 of the full-time employees are represented by labor unions. We have not experienced any material work stoppages at our plants and we believe that, in general, our current relations with our employees are good. Union contracts covering approximately 725 employees at various operating units have expired and are currently being negotiated or expire within the next twelve months. There can be no assurance that conflicts will not arise with unions (whether in the context of contract negotiations or otherwise) or other employee groups or that such conflicts would not have a material adverse effect on our business.

Risk Factors

Our net sales, net income and growth depend largely on the North American and European economies and the network infrastructure, information technology, telecommunications and OEM marketplaces. Our ability to sell our products is largely dependent on the amount spent by companies in the U.S. and abroad on information technology and on building or reconfiguring their network infrastructure. Over the past few years many companies have significantly reduced their information technology budgets, and construction activity that necessitates the building or modification of network infrastructures has slowed considerably. In the event that these marketplaces do not improve, or if they were to get worse, we could suffer decreased sales and net income (or net losses) and be required to enact further restructurings. Such events could, among other things, have a negative impact on our cash flow.

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

Fiber optic and wireless technologies represent substitutes for copper based cable products. A significant decrease in the cost and complexity of installation of fiber optic systems, or increase in the cost of copper based systems, could make fiber optic systems superior on a price performance basis to copper systems and may have a material adverse effect on our business. Also, wireless technology, as it relates to premise network and communication systems, may represent a threat to both copper and fiber optic cable based systems by reducing the need for premise wiring. While we sell fiber optic cable and components and cable that is used in certain wireless applications, if fiber optic systems or wireless technology were to significantly erode the markets for copper based systems or, in the case of wireless technology, fiber optic based systems, our sales of fiber optic and wireless products may not be sufficient to offset any decrease in sales or profitability of other products that may occur.

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

Our business is subject to the economic and political risks of maintaining facilities and selling products in foreign countries. During fiscal 2003, 47% of our sales were in markets outside the United States. Our operations may be adversely affected by significant fluctuations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations and adverse foreign tax laws.

Our markets are competitive. We are subject to competition from a substantial number of international and regional competitors, some of which have greater financial, engineering, manufacturing and other resources than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Also, such competitive markets have in the past, including during fiscal 2003, placed significant pricing pressures on most products we manufacture. Such competitive pricing pressures could continue and adversely affect our net sales, margins and net income.

Potential environmental, product, warranty or other liabilities could adversely impact our financial position. Risk of environmental, product and warranty liabilities, and other costs associated therewith, are inherent in the nature of our business. Although we do not currently know of any material environmental, product or warranty liabilities, we cannot assure you that such costs will not arise in the future.

Losing the services of key personnel or adverse relations with employees could harm our business. Our continued success depends on the efforts and abilities of our executive officers and other key employees. The loss of any of our executive officers or other key employees could adversely affect our operations. In addition, in connection with the relocation of our principal executive officers and the corporate financial organization to Schaumburg, Illinois and the creation of a shared services organization, we may experience disruption or other issues if we are unable to staff key positions in our new offices or prematurely lose the services of employees who have elected not to relocate or who are not being moved to the shared services organization. Our ability to attract and retain quality employees in all disciplines is important to our future success. See also “Business-Employees”.

Many of our products are sold through distribution. While we deal with many distributors, there are a number of significant distributors in the U.S. Any consolidation or insolvency of these distributors could potentially have adverse effects, including reduced ability to access the end marketplace and, in the case of insolvency, credit exposure related to amounts due from these distributors.

We may not be able to successfully identify, finance or integrate acquisitions. Growth through acquisition has been, and is expected to continue to be, an important part of our strategy. We cannot assure you that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to obtain additional or new financing, and such financing may not be available on terms acceptable to us, or at all. Further, we cannot provide assurance that we will be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits expected from such acquisitions.

Anti-takeover provisions could delay or prevent a change in control or adversely impact the price of our common stock. Provisions of our Rights Plan and our certificate of incorporation, and provisions of the Delaware General Corporation Law could each have the effect of deterring hostile takeovers or delaying, deterring or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

ITEM 2.	PROPERTIES

The Company uses various owned or leased properties as manufacturing facilities, warehouses, and sales and administration offices. The Company believes that current facilities, together with planned expenditures for normal maintenance, capacity and technological improvements, will provide adequate production capacity to meet expected demand for its products.

At July 31, 2003, the Company operated a total of 36 manufacturing facilities and warehouses of which (a) the locations in North America had approximately 2.0 million square feet, of which 0.6 million square feet were leased, and of which approximately 1.3 million and 0.7 million square feet are utilized by businesses in the Network Communication and Specialty Electronic segments, respectively; and (b) the locations outside of North America had approximately 1.3 million square feet, of which 0.6 million square feet were leased, and of which approximately 0.7 million and 0.6 million square feet are utilized by businesses in the Network Communication and Specialty Electronic segments, respectively. The locations outside of North America include facilities located in Germany, Italy, Sweden, Denmark, the Czech Republic and the United Kingdom. Additionally, manufacturing facilities of approximately 0.2 million square feet are operated by third parties for the benefit of the Company in Nogales and Tijuana, Mexico pursuant to contract manufacturing arrangements.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature, incidental to the operations. We believe that these proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition. See also Item I., Business-Environmental Matters, and Note 15 “Commitments and Contingencies” included in Part II Item 8., Financial Statements and Supplementary Data.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol “CDT”. As of October 24, 2003, there were 230 holders of record of the Company’s Common Stock. The following table sets forth the range of high and low sale prices of our common stock during the fiscal quarters indicated.

Fiscal Year Ended July 31,

	High	Low
2003:
Fourth quarter	$8.41	$5.76
Third quarter	$7.13	$4.27
Second quarter	$8.69	$4.86
First quarter	$7.17	$4.40

2002:
Fourth quarter	$13.74	$6.25
Third quarter	$13.56	$11.46
Second quarter	$15.27	$12.14
First quarter	$15.80	$10.45

The Company did not declare cash dividends on the common stock during the periods set forth above, and does not anticipate paying any cash dividends in the foreseeable future.

On July 8, 2003, we consummated the sale of $110,000,000 of our 4.00% Convertible Subordinated Debentures due July 15, 2023, in a private offering conducted in reliance upon Rule 144A of the Securities Act of 1933, as amended. After deducting fees and expenses, we received approximately $106.3 million from the sale of the debentures. Credit Suisse First Boston served as the underwriter of the offering, and all the debentures were sold to qualified institutional buyers as defined in Rule 144A.

ITEM 6.	SELECTED FINANCIAL DATA

The table below provides the required selected financial data for the Company, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented under Part II, Item 7 of this Annual Report on Form 10-K, and the Company’s financial statements and notes thereto presented under Part II, Item 8 of this Annual Report on Form 10-K.

	For the Year Ended July, 31,
	2003	2002	2001	2000	1999
(In thousands, except per share information)

Summary Statement of Operations Data:
Net sales	$484,663	$501,612	$652,412	$689,474	$589,139
Gross profit	113,955	128,058	189,266	205,905	172,662
Income from operations	4,358	17,344	47,158	87,976	58,874
Net (loss) income from continuing operations before cumulative effect of change in accounting principle	(3,019)	4,900	18,003	44,384	24,858

Diluted (loss) earnings per common share from continuing operations before cumulative effect of change in accounting principle	$(0.07)	$0.11	$0.40	$1.01	$0.57

Balance Sheet Data:
Total assets	$492,953	$593,845	$584,396	$615,353	$595,100
Long-term debt, net of current maturities	$112,730	$108,908	$5,413	$153,336	$171,727
Total debt, including short-term obligations	$114,690	$111,900	$129,230	$162,804	$218,667

Other Data:
Capital expenditures	$6,655	$12,559	$38,082	$22,028	$25,262
Diluted weighted average common shares outstanding	44,345	44,631	44,927	44,086	43,693

The Company did not declare cash dividends on the common stock during any of the periods set forth above.

Financial data, other than the financial data in the consolidated statements of cash flows and related cash flow information, for all periods presented have been restated to reflect discontinued operations treatment for the NORCOM operations which were sold during fiscal 2003.

Effective August 1, 2002, all shipping and handling costs have been included in cost of sales, and such information has been reclassified in prior financial statements to conform to the current year presentation. Such costs were historically classified as a component of either cost of sales or selling, general and administrative expenses, depending on the specific operating unit.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of events that affect the comparability of financial information for fiscal years 2001 through 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included under Part II, Item 8 of this Annual Report on Form 10-K.

We are a leading designer, manufacturer and distributor of advanced connectivity products for the global network communication and specialty electronic marketplaces. Network communication encompasses connectivity products for the electronic and optical transmission of data, voice and multimedia over local and wide area networks. Products in this segment include high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for central office, wireless and other applications. The Specialty Electronic segment includes highly engineered wire and cable products, as well as conventional wire and cable products, covering a broad range of specialized applications and niche markets, including commercial aviation and marine, automotive electronics, medical electronics, electronic testing equipment, and industrial applications, including robotics and electronically controlled factory equipment. Also included are cables for automation applications, such as climate control, premise video distribution and sophisticated security and signal systems involving motion detection; electronic card and video surveillance technologies; process control applications, such as remote signaling and electronic monitoring systems; sound applications, such as voice activation, evacuation and other similar systems; and safety applications, such as data transmission cable for advanced fire alarm and safety systems, including cable having improved safety and performance attributes under hazardous conditions. Included in the Specialty Electronic segment are non-cable related manufacturing activities encompassing precision tire casting and sheet metal fabrication which are not material to our business

Reclassification of Shipping and Handling Costs

Shipping and handling costs incurred for the delivery of goods to customers were historically classified as either cost of sales or selling, general and administrative expenses (“SG&A”), depending on the specific operating unit. Effective August 1, 2002, all shipping and handling costs have been included in cost of sales, and prior year statements have been reclassified to conform to the current year presentation.

Results of Operations

The following table presents selected information from our consolidated statements of operations, expressed as a percentage of net sales:

Year Ended July 31,	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.5	74.5	71.0
Gross profit	23.5	25.5	29.0
Selling, general and administrative expenses	19.2	19.5	18.3
Research and development expenses	0.8	1.0	0.8
Income from operations	0.9	3.5	7.2
Net (loss) income from continuing operations before cumulative effect of accounting change	(0.6)	1.0	2.8

Year Ended July 31, 2003 Compared With Year Ended July 31, 2002

Sales for fiscal 2003 decreased $16.9 million, or 3%, to $484.7 million compared to sales of $501.6 million for fiscal 2002. The favorable impact of currency exchange rates on international revenue represented approximately a 4% increase in fiscal 2003 sales, and incremental fiscal 2003 sales attributable to a Network Communication business acquired in fiscal 2002 contributed approximately 3% to fiscal 2003 sales. These increases were more than offset by lower sales volumes and decreased selling prices. Network Communication segment sales decreased $11.5 million, or 4%, to $283.9 million for fiscal 2003 compared to $295.4 million for fiscal 2002, and Specialty Electronic segment sales declined $5.4 million, or 3%, to $200.8 million for fiscal 2003 compared to $206.2 million for fiscal 2002. Within the Network Communication segment, sales of network products declined 4% due to decreases in selling prices and lower demand for structured wiring products, particularly in the U.S. and Southeast Asia regions. Sales of products for the telecommunication market decreased 3%, as the additional sales of an acquired business in Eastern Europe helped to offset decreases in sales by our existing businesses of these products in the U.S. and Western Europe. The decrease in sales for the Specialty Electronic segment was primarily due to lower sales of commercial aviation products due to reduced demand from aircraft manufacturers.

Sales outside of North America were $178.7 million for fiscal 2003, an increase of 9% compared to sales of $163.7 million for fiscal 2002. The increase in sales outside of North America was primarily due to the additional sales of an acquired business in Europe and the favorable effect of currency translation.

Gross profit for fiscal 2003 was $114.0 million compared to $128.1 million for fiscal 2002, and the gross margin was 23.5% compared to 25.5% last year. The decrease in gross margin was primarily a result of decreases in the selling prices of our network connectivity products for the Network Communication segment.

        SG&A decreased $4.9 million, or 5%, to $93.2 million for fiscal 2003 compared to $98.1 million for fiscal 2002. The decrease in SG&A was primarily due to reduced employee costs resulting from our efforts to reduce expenses in response to economic conditions as well as lower sales volume related expenses. SG&A as a percentage of sales decreased to 19.2% this year compared to 19.5% for fiscal 2002. Research and development expenses decreased $1.0 million to $4.0 million compared to $5.0 million in fiscal 2002.

During fiscal 2003 we incurred business restructuring expenses of $12.4 million ($7.9 million, net of tax) associated with the implementation of various cost saving initiatives, including the consolidation of four facilities into other operations, the planned divestiture of our AWI/CDT operation, and workforce reductions company wide. The restructuring expenses include severance and other employee termination costs of approximately $5.3 million, asset impairment charges, net of recoveries, of approximately $5.8 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with the facility consolidations of $0.5 million. Business restructuring expenses of $5.6 million ($3.3 million, net of tax) were incurred in fiscal 2002, including $3.4 million of severance costs associated with workforce reductions and a $2.2 million charge associated with property and equipment to be held for sale and other costs incurred in connection with the closing of the Company’s wireless assembly facility. Approximately $10.7 million of the fiscal 2003 and $4.9 million of the fiscal 2002 restructuring expenses were associated with operations in the Network Communication segment.

Net interest expense decreased $1.3 million to $5.5 million for fiscal 2003 compared to $6.8 million for fiscal 2002, due both to a lower average interest rate and a lower average balance of outstanding debt.

The Company’s tax benefit of $0.1 million in fiscal 2003 was a result of the Company having pretax profits in relatively higher tax rate jurisdictions and pretax losses in lower tax rate jurisdictions. Tax expense for fiscal 2002 was $4.5 million, and the effective tax rate in fiscal 2002 of 46.3% was higher than the U.S. federal statutory rate primarily due to the unfavorable relative effect of permanent non-deductible expenses on lower pretax income, as well as an unfavorable effect due to the geographical mix of taxable earnings.

Diluted loss per common share from continuing operations before cumulative effect of accounting change was $0.07 for fiscal 2003 compared to diluted earnings per common share before cumulative effect of accounting changes of $0.11 for fiscal 2002. Net loss from continuing operations before cumulative effect of accounting change was $3.0 million for fiscal 2003 compared to net income from continuing operations before cumulative effect of accounting change of $4.9 million for fiscal 2002. The fiscal 2003 net loss from continuing operations before cumulative effect of accounting change compared to fiscal 2002 net income from continuing operations before cumulative effect of accounting change was primarily due to the effect of the lower sales volume, the lower gross margin and increase in expense related to business restructuring activities.

On October 31, 2002, we sold substantially all of the operating assets of our NORCOM operating unit, a manufacturer of outside plant and central office cable for the U.S. and Canadian marketplaces. Results of the discontinued NORCOM business are presented as discontinued operations in the accompanying financial statements. Net loss from discontinued operations was $32.8 million, net of tax benefit of $13.1 million, for fiscal 2003 compared to net loss of $1.3 million, net of tax benefit of $0.6 million, for fiscal 2002. The fiscal 2003 net loss includes a $32.2 million net of tax loss on the sale.

We adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, effective August 1, 2002. SFAS 142 required that amortization of goodwill and intangible assets with indefinite lives cease as of August 1, 2002 and that the recorded value of goodwill and other indefinite lived intangible assets be reviewed annually, or more frequently if impairment indicators arise, for impairment. The implementation of SFAS 142 resulted in a non-cash goodwill impairment charge of $35.7 million, net of tax, which was recorded retroactively in fiscal 2003 to August 1, 2002 as a cumulative effect of accounting change. Our historical recorded value of goodwill related primarily to our Specialty Electronic business units, and $30.9 million, net of tax, of the goodwill impairment charge related to reporting units in this segment.

Year Ended July 31, 2002 Compared With Year Ended July 31, 2001

Sales for fiscal 2002 decreased $150.8 million, or 23%, to $501.6 million compared to sales of $652.4 million for fiscal 2001. Sales attributable to acquisitions, which were primarily in the Network Communication segment, represented approximately 7% of fiscal 2002 sales. Network Communication segment sales decreased 26% to $295.4 million for fiscal 2002 compared to sales of $401.9 million for fiscal 2001. The lower sales for this segment were primarily due to the slowdown in both the U.S. and European economies, and in the telecommunication marketplace that began in the second half of our 2001 fiscal year. Sales of products for the telecommunication market continue to be affected by very low demand, decreasing 65% from fiscal 2001 excluding sales attributable to acquired businesses. Network product sales decreased 22%, primarily due to a 60% decline in sales of the lower performance Category 5 cable and a 24% decline in sales of connectivity products. Sales of the higher performance gigabit network cable remained relatively stable from fiscal 2001, with slightly increased volumes and improved product mix offsetting the negative impact of declines in pricing. Specialty Electronic segment sales decreased 18% to $206.2 million for fiscal 2002 compared to $250.5 million for fiscal 2001. The reduction in sales for this segment was primarily due to lower sales of industrial cables, due to lower demand from electronic equipment manufacturers in response to the economic slowdown.

Sales outside of North America were $163.7 million for fiscal 2002, a decrease of 9% compared to sales of $179.2 million for fiscal 2001. The decline in international sales was primarily due to lower sales of network and telecommunication related products in Europe, which was partially offset by sales attributable to acquired businesses.

        Gross profit for fiscal 2002 decreased 32% to $128.1 million compared to $189.3 million for fiscal 2001. The decline in gross profit was due to lower sales volumes, as well as lower gross margins in both business segments. The reduction in gross profit was partially mitigated by our cost reduction actions during fiscal 2002. The decrease in the segment gross margins was primarily due to volume inefficiencies and greater pricing pressure for our products. Volume inefficiencies were due to the absorption of manufacturing expenses over lower production levels, particularly for telecommunication equipment related products. Pricing pressures resulted from the slowdown in both the economy and particularly the telecommunication marketplace. Gross profit for fiscal 2002 was also negatively impacted by a $2.7 million provision for slow moving inventory associated with products for the central office telecommunication marketplace. The gross margin for fiscal 2002 was 25.5% compared to 29.0% for fiscal 2001.

SG&A decreased $21.1 million, or 18%, to $98.1 million for fiscal 2002 compared to $119.2 million for fiscal 2001. The decrease in SG&A was primarily due to lower sales volume related expenses, reduced employee related costs resulting in part from restructuring activities, and a decrease in bad debt provisions. The decline in bad debt expense was partially due to the fact that a $2.9 million bad debt charge was incurred in fiscal 2001 related to the bankruptcy of a customer. The decline in SG&A was partially offset by a $1.3 million fiscal 2002 provision for a lawsuit, the worst-case exposure for which we estimate at $3.0 million. SG&A as a percentage of sales increased to 19.5% this year compared to 18.3% for fiscal 2001. Research and development expenses decreased $0.2 million to $5.0 million compared to $5.2 million in fiscal 2001.

Business restructuring expenses of $5.6 million ($3.3 million, net of tax) were incurred in fiscal 2002, including $3.4 million of severance costs associated with workforce reductions and a $2.2 million charge associated with property and equipment to be held for sale and other costs incurred in connection with the closing of the Company’s wireless assembly facility. Approximately $4.9 million of the fiscal 2002 restructuring expenses were associated with operations in the Network Communication segment. Business restructuring expenses for fiscal 2001 of $15.3 million ($12.9 million, net of tax) include $3.8 million of severance costs associated with workforce reductions, a non-cash goodwill impairment charge of $9.4 million, and a $2.1 million loss on the sale of a business. Approximately $8.7 million of the fiscal 2001 restructuring expenses were associated with operations in the Network Communication segment.

Net interest expense decreased $2.2 million to $6.8 million for fiscal 2002 compared to $9.0 million for fiscal 2001, due both to a lower average interest rate and a lower average balance of outstanding debt.

The effective tax rate for fiscal 2002 was 46.3% compared to 50.9% for fiscal 2001. For fiscal 2001, $8.9 million of the business restructuring expenses for goodwill impairment and loss on the sale of a business were not deductible for income tax purposes. Excluding the effect of the $8.9 million non-deductible business restructuring expenses, the effective tax rate for fiscal 2001 was 41.1%. The high effective tax rate in fiscal 2002 was primarily due to the unfavorable relative effect of permanent non-deductible expenses on lower pretax income, as well as an unfavorable effect due to the geographical mix of taxable earnings.

Diluted earnings per common share from continuing operations were $0.11 for fiscal 2002 on net income from continuing operations of $4.9 million, compared to $0.40 for fiscal 2001 on net income from continuing operations of $18.0 million. The lower fiscal 2002 net income from continuing operations was primarily due to the effect of the lower sales volume and the lower gross margin percentage.

Net loss from discontinued operations was $1.3 million, or $0.03 per diluted common share for fiscal 2002 compared to net income of $5.5 million, or $0.12 per diluted common share for fiscal 2001.

Liquidity and Capital Resources

We generated $38.4 million, $61.9 million and $58.2 million of net cash from operating activities in fiscal 2003, 2002 and 2001, respectively. The fiscal 2003 decrease from fiscal 2002 was primarily due to less cash being generated through changes in working capital, as well as the lower net income. The increase in fiscal 2002 was primarily due to favorable changes in working capital accounts, which more than offset a decline in net income.

During fiscal 2003 operating working capital decreased $13.4 million. The decrease in operating working capital was primarily the result of decreases in inventory and accounts receivable of $6.3 million and $6.8 million, respectively. The change in operating working capital excludes changes in cash and current maturities of long-term debt.

Net cash provided by investing activities was $5.2 million in fiscal 2003, compared to net cash used for investing activities of $41.8 million in fiscal 2002 and $36.8 million in fiscal 2001. During fiscal 2003, we received $12.1 million from the sale of assets, primarily related to the sale of the NORCOM operations, and expended $6.7 million for capital projects. Fiscal 2002 cash used by investing activities included $12.6 million expended for capital projects and $29.3 million for the acquisition of businesses. In fiscal 2001, we expended $38.1 million for capital projects and received $1.3 million of proceeds from the sale of a business. Capital expenditures in fiscal 2001 included approximately $7.0 million to purchase two previously leased buildings.

        Net cash used by financing activities during fiscal 2003 of $28.5 million included $20.0 million used to purchase approximately 3.2 million shares of our common stock and $4.0 million paid for deferred financing fees. On July 8, 2003, the Company issued $110.0 million aggregate principal amount of unsecured subordinated notes, convertible into shares of common stock at an initial conversion price of $9.0345 per share. The conversion of the notes is subject to the occurrence of certain events, and the conversion price is subject to adjustment under certain circumstances. Interest of 4.0% is payable semi-annually in arrears, commencing January 15, 2004. The notes mature July 15, 2023, if not previously redeemed. The Company may redeem some or all of the notes on or after July 21, 2008 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. Holders may require us to purchase all or part of their notes on July 15, 2008, July 15, 2013 or July 15, 2018 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of our common stock or a combination of cash and our common stock, at our option. The proceeds from the issuance of the debentures were used to reduce all borrowings under our primary bank revolving credit facility. Net cash used by financing activities during fiscal 2002 of $20.4 million included $21.3 million to reduce debt and $1.5 million for payment of deferred financing fees, which were partially offset by $2.4 million received from the exercise of stock options and issuance of common stock pursuant to our employee stock purchase plan. Fiscal 2001 net cash used by financing activities of $22.7 million included $28.7 million of cash used to reduce debt and $6.0 million received from the exercise of stock options and issuance of common stock.

In connection with the issuance of the convertible notes, the Company repaid all amounts outstanding under its $150.0 million U.S. credit facility, including amounts outstanding under its $65.0 million revolving Canadian facility, which facility was supported by a letter of credit under the U.S. facility, and reduced the availability under the U.S. facility to $10.0 million. The U.S. facility was subsequently terminated on August 11, 2003, except with respect to $2.3 million of letters of credit that remain outstanding. The bank issuing the letters of credit remains the sole lender under such facility. There were no borrowings outstanding under the U.S. facility as of July 31, 2003, other than the $2.3 million of letters of credit.

Our principal sources of liquidity in the short-term are cash and cash equivalents and cash flows provided by operations. We are reviewing the potential implementation of a new credit facility to serve as an additional source of funds.

Based on current expectations for our business, management believes that our available cash, cash flow from operations and our ability to secure a new credit facility will provide us with sufficient liquidity to meet our current liquidity needs.

Off-Balance Sheet Arrangements

We have not conducted any transactions or have any obligations or relationships that could be considered off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations as of July 31, 2003:

	Payments Due per Period
	Total Payments Due	2004	2005	2006	2007	2008	Thereafter
(Dollars in thousands)
Long-term debt	$113,492	$1,441	$663	$668	$484	$236	$110,000
Capital leases	1,198	519	387	262	30	—	—
Operating leases	15,868	5,342	4,310	3,077	1,204	1,106	829

Total contractual cash obligations	$130,558	$7,302	$5,360	$4,007	$1,718	$1,342	$110,829

In July 2002 the Company entered into a sublease agreement for one of its facilities. The Company remains primarily liable under the terms of the original lease, therefore operating lease payments presented above include all amounts due under the original lease agreement, and have not been reduced by anticipated sublease income. The Company received $0.6 million and $0.1 million from sublease rentals in fiscal 2003 and 2002, respectively. There were no sublease rentals in fiscal 2001.

In addition to the above contractual obligations, the Company had outstanding letters of credit of $2.3 million and $1.9 million as of July 31, 2003 and 2002, respectively. As of July 31, 2003 and 2002, the Company also maintained a $1.2 million bond in connection with workers’ compensation self-insurance in the state of Massachusetts.

Critical Accounting Policies

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. On an on-going basis, we evaluate our estimates, including those related to sales rebates and allowances, product returns, bad debts, inventory obsolescence, long-lived assets, restructuring, pension and other post-retirement benefits, income taxes, and contingencies and litigation, and revise our estimates when changes in events or circumstances indicate that revisions may be necessary. Actual results may differ from these estimates. We believe that the following critical accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements.

Provisions for sales rebates, discounts, allowances, price protection programs and product returns are estimated based on historical experience, contract terms, inventory levels at distributors, and other factors. A decline in market conditions could result in increased estimates of these amounts, resulting in an incremental reduction of net sales. Allowances for bad debts are estimated based on past collection history and specific risks identified in our outstanding accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We maintain reserves to reduce the value of inventory based on the lower of cost or market principle. The net realizable market value of inventory is estimated based on current levels and aging of inventory on hand, forecasted demand, market conditions, and other factors. Changes in these factors, including fluctuations in market conditions, could result in additional inventory write-downs.

We evaluate the recoverability of long-lived assets on an ongoing basis when events or circumstances indicate that the carrying amount of any such asset may not be fully recoverable. Our evaluation of potential impairment is based upon market prices, if available, or assumptions about the estimated future undiscounted cash flows that these assets are expected to generate. Judgment is required in determining the timing of the testing, and in the assumptions regarding estimates of future cash flows, which are subject to significant uncertainty.

We test goodwill and other indefinite lived intangible assets for impairment at least annually, or when events or circumstances indicate that the carrying amount of any such asset may not be fully recoverable. Potential impairment is identified by comparing the fair value of the asset or, in the case of goodwill, the fair value of the reporting unit, to its carrying value. The fair value is estimated based upon discounted cash flow analyses. Judgment is required in determining the assumptions regarding estimates of future cash flows, and changes in estimated cash flows could have a significant impact on whether an asset is impaired and the amount of the impairment.

Accruals for the costs of restructuring activities are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

We sponsor defined benefit and postretirement plans for certain of our employees and retirees. We account for these plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Accounting for the costs of these plans requires estimation of the cost of the benefits to be provided in the future. This estimation requires management’s judgment about the expected rate of return on plan assets, the discount rate used to determine the obligation, rate of future compensation increases, future health care costs and withdrawal and mortality rates, among other things. Changes in actuarial assumptions could significantly impact the future potential liability and funding requirements of the Company’s defined benefit and postretirement plans, and differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.

We estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Fluctuations in the actual outcome of these future tax consequences, including changes in tax laws, could result in potential significant losses or gains. Additionally we evaluate the need for a reserve on deferred tax assets based on our evaluation of recoverability.

We accrue for contingencies in accordance with SFAS No. 5, Accounting for Contingencies, when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

Effects of Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling costs of operations and, whenever possible, seeking to ensure that selling prices reflect increases in costs due to inflation.

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. We adopted SFAS 143 effective August 1, 2002, and the adoption did not have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. We adopted SFAS 144 effective August 1, 2002. In accordance with the provisions of SFAS 144, the sale of NORCOM was accounted for as a discontinued operation. Other than accounting for the sale of NORCOM as discontinued operations, the adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 has not had a material impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure only requirements of SFAS 148 effective February 1, 2003, and SFAS 148 did not have a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses the requirement for business enterprises to consolidate any variable interest entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. FIN 46 requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. As of July 31, 2003, the Company does not have any variable interest in variable interest entities. The adoption of FIN 46 did not have an impact on our consolidated financial statements.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 has not had an impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a material impact on our results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily related to changes in foreign currency exchange rates, interest rates and certain commodity prices, which arise from transactions that are entered into in the normal course of business. We seek to minimize these risks through our normal operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. We do not hold derivative financial instruments for trading purposes.

Interest Rate Sensitivity

As of July 31, 2003, the Company did not have any variable rate debt obligations outstanding. See Note 6 “Financing Arrangements” of the Notes to Consolidated Financial Statements for components of the Company’s debt.

Foreign Currency Exchange Rates

We have operating subsidiaries located in various countries outside of the United States, including Canada, Germany, the United Kingdom, the Czech Republic, Italy, Sweden and Denmark. Foreign currency exposures may arise from transactions entered into by our subsidiaries that are denominated in currencies other than the functional currency of the subsidiary, as well as from foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into foreign currency forward contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. Our strategy is to negotiate the terms of the derivatives such that they are highly effective, resulting in the change in the fair value of the derivatives largely offsetting the impact of the underlying hedged items. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income (see Note 17 “Derivative Financial Instruments and Fair Value of Financial Instruments” under Part II, Item 8 of this Annual Report on Form 10-K for further discussion). Assuming a hypothetical 10 percent increase in the foreign currency exchange rates as of July 31, 2003 and 2002, and holding all other variables constant, the value of foreign currency forward contracts outstanding would have decreased by $0.6 million and $0.7 million as of July 31, 2003 and 2002, respectively.

Commodity Price Risk

Copper is a primary raw material purchased by us and is purchased from several suppliers. Price terms are generally producers’ prices at time of shipment. We do not generally engage in activities to hedge the underlying value of our copper inventory.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Cable Design Technologies Corporation and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, on August 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

October 27, 2003

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended July 31,	2003	2002	2001
(In thousands, except per share information)
Net sales	$484,663	$501,612	$652,412
Cost of sales	370,708	373,554	463,146

Gross profit	113,955	128,058	189,266
Selling, general and administrative expenses	93,158	98,063	119,202
Amortization of goodwill	—	2,052	2,378
Research and development expenses	4,017	4,988	5,202
Business restructuring expense, net	12,422	5,611	15,326

Income from operations	4,358	17,344	47,158
Interest expense, net	5,528	6,796	9,018
Other (income) expense, net	(18)	857	57

(Loss) income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(1,152)	9,691	38,083
Income tax (benefit) provision	(53)	4,491	19,396
Minority interest in earnings of subsidiaries, net	1,920	300	684

Net (loss) income from continuing operations before cumulative effect of accounting change	(3,019)	4,900	18,003

Discontinued operations:
(Loss) income from discontinued operations, net of tax (benefit) expense of ($293), ($603) and $2,507, respectively	(636)	(1,312)	5,453
Loss on sale of business, net of tax benefit of $12,763	(32,196)	—	—

Net (loss) income from discontinued operations	(32,832)	(1,312)	5,453

Cumulative effect of change in accounting principle, net of tax benefit of $16,757	(35,723)	—	—

Net (loss) income	$(71,574)	$3,588	$23,456

Basic (loss) earnings per common share:
Continuing operations before cumulative effect of accounting change	$(0.07)	$0.11	$0.41
Discontinued operations	(0.74)	(0.03)	0.13
Cumulative effect of accounting change	(0.80)	—	—

	$(1.61)	$0.08	$0.54

Diluted (loss) earnings per common share:
Continuing operations before cumulative effect of accounting change	$(0.07)	$0.11	$0.40
Discontinued operations	(0.74)	(0.03)	0.12
Cumulative effect of accounting change	(0.80)	—	—

	$(1.61)	$0.08	$0.52

Basic weighted average common shares outstanding	44,345	44,244	43,743

Diluted weighted average common shares outstanding	44,345	44,631	44,927

The accompanying notes are an integral part of these consolidated financial statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31,	2003	2002
(In thousands, except share per share information)

ASSETS
Current assets:
Cash and cash equivalents	$32,701	$16,754
Trade accounts receivable, net of allowance for uncollectible accounts of $6,149 and $6,319, respectively	79,121	83,619
Inventories	111,589	114,181
Prepaid expenses and other current assets	15,610	14,816
Current deferred income tax asset	14,615	13,292
Assets held for sale	6,648	—
Current assets of discontinued operations	—	29,739

Total current assets	260,284	272,401
Property, plant and equipment, net	204,738	212,976
Goodwill, net	10,980	62,988
Intangible assets, net	3,740	6,232
Other assets	13,211	12,497
Non-current assets of discontinued operations	—	26,751

Total assets	$492,953	$593,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$—	$550
Current maturities of long-term debt	1,960	2,442
Accounts payable	28,078	24,855
Accrued payroll and related benefits	14,053	13,904
Accrued taxes	5,565	5,318
Accrued marketing program costs	5,503	4,133
Other accrued liabilities	17,100	16,002
Liabilities held for sale	892	—
Current liabilities of discontinued operations	—	5,491

Total current liabilities	73,151	72,695
Long-term debt	112,730	108,908
Deferred income taxes	424	28,173
Pension and other postretirement benefits	21,756	21,872
Other non-current liabilities	1,988	730

Total liabilities	210,049	232,378

Commitments and contingencies
Minority interest in subsidiaries	7,027	4,567

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01 per share – authorized 100,000,000 shares, 48,436,803 and 48,090,790 shares issued, respectively	484	481
Paid-in capital	202,544	200,714
Deferred compensation	(727)	—
Retained earnings	138,478	210,052
Treasury stock, at cost, 6,764,312 and 3,609,738 shares, respectively	(65,188)	(45,188)
Accumulated other comprehensive income (loss)	286	(9,159)

Total stockholders’ equity	275,877	356,900

Total liabilities and stockholders’ equity	$492,953	$593,845

The accompanying notes are an integral part of these consolidated financial statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended July 31,	2003	2002	2001
(Dollars in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(71,574)	$3,588	$23,456
ADJUSTMENTS FOR NON-CASH ITEMS TO RECONCILE
NET (LOSS) INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation	17,655	20,417	18,574
Amortization	2,467	3,592	3,969
Cumulative effect of change in accounting principle	52,480	—	—
Asset impairment charges	6,457	1,658	9,391
Loss on sale of assets	45,246	17	2,064
Deferred income taxes	(28,247)	(342)	440
Tax benefit of option exercises	51	317	832
Stock compensation expense	538	697	16

CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS OF BUSINESSES ACQUIRED:
Accounts receivable	6,809	17,850	43,783
Inventories	6,279	30,050	(17,825)
Prepaid and other current assets	(3,991)	(316)	(6,609)
Accounts payable	1,857	(5,096)	(19,119)
Accrued payroll and related benefits	(615)	(4,483)	(5,095)
Accrued taxes	1,363	(889)	(1,652)
Other accrued liabilities	(1,096)	(6,711)	4,361
Other non-current assets	(917)	67	168
Other non-current liabilities	3,680	1,463	1,412

Net cash provided by operating activities	38,442	61,879	58,166

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,655)	(12,559)	(38,082)
Acquisition of businesses, including transaction costs, net of cash acquired	(261)	(29,255)	—
Proceeds from sale of assets	12,146	55	1,327

Net cash provided by (used in) investing activities	5,230	(41,759)	(36,755)

CASH FLOW FROM FINANCING ACTIVITIES:
Net change in demand note borrowings	(597)	(4,438)	(426)
Funds provided by long-term debt	153,144	59,079	29,949
Funds used to reduce long-term debt	(157,528)	(75,938)	(58,290)
Repurchase of common stock	(20,000)	—	—
Proceeds from common shares issued or issuable	484	980	1,654
Proceeds from exercise of stock options	35	1,441	4,388
Payments of deferred financing fees	(4,037)	(1,494)	—

Net cash used in financing activities	(28,499)	(20,370)	(22,725)

Effect of currency translation on cash and cash equivalents	774	2,379	(515)

Net increase (decrease) in cash and cash equivalents	15,947	2,129	(1,829)
Cash and cash equivalents, beginning of year	16,754	14,625	16,454

Cash and cash equivalents, end of year	$32,701	$16,754	$14,625

The accompanying notes are an integral part of these consolidated financial statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Common Stock Issuable				Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
(Dollars in thousands)	Shares	Par Value	Paid-In Capital		Retained Earnings	Treasury Stock	Deferred Compensation
Balance, July 31, 2000	47,362,880	$316	$192,956	$367	$183,166	$(48,415)	$—	$(11,846)	$316,544
Net income	—	—	—	—	23,456	—	—	—	23,456
Currency translation adjustments	—	—	—	—	—	—	—	(6,265)	(6,265)

Comprehensive income									17,191
Stock split	—	158	—	—	(158)	—	—	—	—
Exercise of options and related tax benefits	173,119	2	2,558	—	—	—	—	—	2,560
Stock grants	3,816	—	90	—	—	—	—	—	90
Restricted stock grants	38,163	—	900	—	—	—	(600)	—	300
Issuance of 215,390 shares treasury stock	—	—	(36)	—	—	2,696	—	—	2,660
Employee stock purchase plan shares issued	94,155	1	1,572	(367)	—	—	—	—	1,206
Employee stock purchase plan, 28,000 shares issuable	—	—	—	358	—	—	—	—	358
Stock option compensation expense	—	—	16	—	—	—	—	—	16

Balance, July 31, 2001	47,672,133	477	198,056	358	206,464	(45,719)	(600)	(18,111)	340,925
Net income	—	—	—	—	3,588	—	—	—	3,588
Currency translation adjustments	—	—	—	—	—	—	—	10,007	10,007
Additional minimum pension liability adjustment, net of tax of $466	—	—	—	—	—	—	—	(1,055)	(1,055)

Comprehensive income									12,540
Exercise of options and related tax benefits	272,984	3	1,268	—	—	—	—	—	1,271
Stock grants	5,928	—	90	—	—	—	—	—	90
Issuance of 42,400 shares treasury stock	—	—	(133)	—	—	531	—	—	398
Employee stock purchase plan shares issued	139,745	1	1,336	(358)	—	—	—	—	979
Stock compensation expense	—	—	97	—	—	—	600	—	697

Balance, July 31, 2002	48,090,790	481	200,714	—	210,052	(45,188)	—	(9,159)	356,900
Net loss	—	—	—	—	(71,574)	—	—	—	(71,574)
Currency translation adjustments	—	—	—	—	—	—	—	10,972	10,972
Additional minimum pension liability adjustment, net of tax of $940	—	—	—	—	—	—	—	(1,527)	(1,527)

Comprehensive loss									(62,129)
Exercise of options and related tax benefits	17,069	—	86	—	—	—	—	—	86
Stock grants	11,923	—	75	—	—	—	(75)	—	—
Restricted stock grants	209,030	2	982	—	—	—	(984)	—	—
Purchase of 3,154,574 shares treasury stock	—	—	—	—	—	(20,000)	—	—	(20,000)
Employee stock purchase plan shares issued	107,991	1	481	—	—	—	—	—	482
Stock compensation expense	—	—	206	—	—	—	332	—	538

Balance, July 31, 2003	48,436,803	$484	$202,544	$—	$138,478	$(65,188)	$(727)	$286	$275,877

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements reflect the application of the following significant accounting policies:

Basis of Presentation

On October 31, 2002, we sold substantially all of the operating assets of our NORCOM operating unit, a manufacturer of outside plant and central office cable for the U.S. and Canadian marketplaces. The NORCOM operations were part of the Company’s Network Communication reporting segment. The NORCOM business was accounted for as a discontinued operation, and therefore, results of operations for the discontinued NORCOM business have been removed from the Company’s results from continuing operations for all periods presented. See Note 12 “Acquisitions and Divestitures” for additional information.

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

Translation of Foreign Currency Financial Statements

The financial statements of foreign subsidiaries are translated using the exchange rate in effect at period end for balance sheet accounts and the average exchange rate in effect during the period for income and expense accounts. Unrealized gains or losses arising from translation are charged or credited directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity. Gains and losses on foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, are included in “other (income) expense, net”, in the consolidated statement of operations as they occur. The Company recognized a gain of $0.8 million and losses of $0.6 million and $0.1 million in fiscal 2003, 2002 and 2001, respectively, on such transactions.

Revenue Recognition

Revenue is recognized when goods are delivered and title and risk of loss passes, the sales price is fixed or determinable and collection is reasonably assured, and all significant contractual obligations have been satisfied. Delivery is determined by the Company’s shipping terms. Revenue is recognized net of deductions for estimated returns, discounts, rebates, price protection programs with distributors, and other allowances, which are based on historical experience, inventory levels in the distributor channel and other related factors.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying statements of operations. Shipping and handling costs incurred by us for the delivery of goods to customers were historically classified as a component of either cost of sales or selling, general and administrative expenses (“SG&A”), depending on the specific operating unit. Effective August 1, 2002, all shipping and handling costs are included in cost of sales, and prior year statements have been reclassified to conform to the current year presentation.

Stock-Based Compensation

We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net (loss) income and net (loss) earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation for all stock-based awards:

Year Ended July 31,	2003	2002	2001
(Dollars in thousands, except per share data)
Reported net (loss) income	$(71,574)	$3,558	$23,456
Incremental compensation cost determined under the fair value method, net of tax	(2,169)	(3,364)	(4,557)

Pro forma net (loss) income	$(73,743)	$194	$18,899

Basic (loss) earnings per share:
As reported	$(1.61)	$0.08	$0.54
Pro forma	$(1.66)	$0.00	$0.43
Diluted (loss) earnings per share:
As reported	$(1.61)	$0.08	$0.52
Pro forma	$(1.66)	$0.00	$0.42

The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model. See Note 9 “Stock Benefit Plans” for further information.

Derivative Financial Instruments

Fair value hedges are hedges of recognized assets or liabilities. We periodically enter into foreign currency forward contracts, accounted for as fair value hedges, to minimize the effect of future movements in foreign exchange rates on recognized assets or liabilities. Such forward contracts mature in six months or less. We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign currency fair value hedges to specific assets or liabilities. These derivatives are recognized on the balance sheet at their fair values, which are determined based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in the fair value of these derivatives that are highly effective as, and that are designated and qualify as, fair value hedges along with the loss or gain on the hedged asset or liability are recorded in current period earnings in other expense, net in the consolidated statement of operations. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively. We do not hold derivative financial instruments for trading purposes.

Cash and Cash Equivalents

Cash and cash equivalents represent amounts on deposit in banks and all highly liquid investments with an original maturity of three months or less at the date of purchase.

Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventory costs include material, labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded on the cost basis. Provisions for depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets. Maintenance and repair costs are charged to operations as incurred. Major replacements or improvements are capitalized. Cost and accumulated depreciation of property sold or retired are removed from the accounts and any resulting gain or loss is recognized in the current period statement of operations.

Impairment of Long-Lived Assets and Assets to be Disposed Of

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset’s quoted market price in an active market or, where an active market for the asset does not exist, the Company’s best estimate of fair value based on discounted cash flow analysis. Assets to be disposed of by sale are measured at the lower of carrying amount or fair value less estimated costs to sell, and are classified in the accompanying consolidated balance sheet as “assets held for sale”. See Note 12 “Acquisitions and Divestitures” and Note 18 “Business Restructuring Expenses” for further information.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in connection with various business acquisitions. Prior to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) on August 1, 2002, goodwill was being amortized using the straight-line method over periods of between 20 to 40 years, and intangible assets, which consist of patents, trademarks and non-compete agreements, were being amortized over periods ranging from five to ten years. Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. See Note 5 “Goodwill and Other Identifiable Intangible Assets” for additional information.

Income Taxes

Income taxes are accounted for in accordance with the liability method, under which deferred tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. The Company records a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

Minority Interests in Subsidiaries

Minority interests are carried at the amount that represents the minority interest holder’s share of the underlying equity of the related subsidiary.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income, foreign currency translation adjustments and minimum pension liability adjustments, and is presented in the accompanying consolidated statements of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Statements of Cash Flows

Supplemental disclosure of cash flow information:

Year Ended July 31,	2003	2002	2001
(Dollars in thousands)

Cash paid during the year for:
Interest	$5,653	$6,380	$9,596
Income taxes	$4,777	$10,336	$28,072
Transactions not reflected in the Consolidated Statements of Cash Flows:
Minimum pension liability adjustment	$1,527	$1,055	$—
Issuance of restricted stock and other stock awards	$1,059	$90	$990

Impact of Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. We adopted SFAS 143 effective August 1, 2002, and the adoption did not have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides further guidance regarding the accounting and disclosure of long-lived assets. We adopted SFAS 144 effective August 1, 2002. In accordance the provisions of SFAS 144, the sale of NORCOM was accounted for as a discontinued operation. See Note 12 “Acquisitions and Divestitures” for further information. Other than accounting for the sale of NORCOM as discontinued operations, the adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002. Application of the provisions of SFAS 146 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 provides guidance on disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 has not had a material impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure only requirements of SFAS 148 effective February 1, 2003, and SFAS 148 did not have a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses the requirement for business enterprises to consolidate any variable interest entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. FIN 46 requires disclosures about the variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. As of July 31, 2003, the Company does not have any variable interest in variable interest entities. The adoption of FIN 46 did not have an impact on our consolidated financial statements.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 has not had an impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a material impact on our results of operations, financial position or cash flows.

NOTE 2. STOCKHOLDERS’ EQUITY

A three for two stock split in the form of a common stock dividend was effected on August 22, 2000.

On December 10, 1996, the Board of Directors adopted a Rights Agreement (“Rights Agreement”). Under the Rights Agreement, one Preferred Share Purchase Right (“Right”) for each outstanding share of the Company’s common stock was distributed to stockholders of record on December 26, 1996. Each Right entitles the holder to buy one-two thousand two hundred fiftieth of a share of a new series of junior participating preferred stock for an exercise price of $66.67. The Company has designated 100,000 shares of the previously authorized $0.01 par value preferred stock as junior participating preferred stock in connection with the Rights Agreement. The Rights are exercisable only if a person or group (with certain exceptions) acquires, or announces a tender offer to acquire, 20% or more of the Company’s common stock (the “Acquirer”). If the Acquirer purchases 20% or more of the total outstanding shares of the Company’s common stock, or if the Acquirer acquires the Company in a reverse merger, each Right (except those held by the Acquirer) becomes a right to buy shares of the Company’s common stock having a market value equal to two times the exercise price of the Right. If the Company is acquired in a merger or other business combination, or 50% or more of the Company’s assets or earning power is sold or transferred, each Right (except those held by the Acquirer) becomes a right to buy shares of the common stock of the Acquirer having a market value of two times the exercise price. The Company may exchange the Rights for shares of the Company’s common stock on a one-to-one basis at any time after a person or group has acquired 20% or more of the outstanding stock. The Company is entitled to redeem the Rights at $0.01 per Right (payable in cash or common stock of the Company, at the Company’s option) at any time before public disclosure that a 20% position has been acquired. The Rights expire on December 11, 2006, unless previously redeemed or exercised.

NOTE 3. INVENTORIES

Inventories of the Company consist of the following:

July 31,	2003	2002
(Dollars in thousands)

Raw materials	$34,780	$33,535
Work in process	24,023	23,838
Finished goods	52,786	56,808

Total inventories	$111,589	$114,181

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

July 31,	2003	2002
(Dollars in thousands)

Asset (Asset estimated useful lives):
Land	$14,085	$13,946
Buildings and improvements (10-40 years)	82,006	81,546
Machinery and equipment (3-15 years)	186,914	183,225
Furniture and fixtures (5-10 years)	17,208	15,062
Construction in progress	4,378	6,852

Total	304,591	300,631
Less: accumulated depreciation	99,853	87,655

Net property, plant and equipment	$204,738	$212,976

Net property, plant and equipment as of July 31, 2003 included $6.7 million of equipment that is currently idle. Management does not currently plan to sell, abandon, or otherwise dispose of these assets, and they are therefore classified as assets to be held and used as of July 31, 2003. Management expects that these assets will be utilized in future periods. In accordance with SFAS 144, the Company performed undiscounted cash flow analyses for these assets and determined no impairment had occurred.

NOTE 5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective August 1, 2002. SFAS No. 142 required that amortization of goodwill and intangible assets with indefinite lives cease as of August 1, 2002 and that the recorded value of goodwill and other indefinite lived intangible assets be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company tested goodwill attributable to each of our reporting units for impairment under the transition provisions of SFAS 142 by comparing the fair value (determined on a discounted cash flow basis) of each reporting unit to its carrying value including goodwill. As a result of the impairment test, the Company recognized a non-cash goodwill impairment charge of $35.7 million, net of tax, to reduce the carrying value of goodwill for certain reporting units within both the Network Communication and Specialty Electronic business segments to estimated fair value. In accordance with SFAS 142, this impairment charge was recorded retroactive to the first quarter of fiscal 2003 as a cumulative effect of accounting change.

The change in the carrying amount of goodwill attributable to each business segment for the year ended July 31, 2003 was as follows:

	Network Communication Segment	Specialty Electronic Segment	Total
(Dollars in thousands)

Balance, July 31, 2002	$8,366	$54,622	$62,988
Goodwill impairment charge	(5,315)	(47,165)	(52,480)
Goodwill allocated to discontinued operations	(500)	—	(500)
Goodwill of acquired businesses	132	—	132
Currency translation	390	450	840

Balance, July 31, 2003	$3,073	$7,907	$10,980

The Company also reassessed the useful lives of our identifiable intangible assets and determined that the lives were appropriate other than for the Company’s tradenames and trademarks acquired prior to June 30, 2001, which were concluded to have indefinite useful lives. As a result, the Company ceased amortization of the cost of such assets as of August 1, 2002, and tested each of its tradenames and trademarks for impairment by comparing the fair value of each asset to its carrying value as of August 1, 2002. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology). Based on these tests, the Company concluded that none of its tradenames or trademarks were impaired. However, as a result of the planned divestiture of the Company’s AWI/CDT subsidiary in fiscal 2004, the Company reevaluated the recoverability of its tradename and trademarks associated with this subsidiary, and recognized an impairment charge of $0.7 million representing the excess of carrying value over estimated fair value of the assets. Such charge is included in “business restructuring expense, net” in the fiscal 2003 consolidated statement of operations. The Company will perform its annual impairment test of goodwill and indefinite lived intangible assets during its second fiscal quarter.

Total amortization expense of goodwill, tradenames and trademarks was $2.1 million and $2.4 million for the years ended July 31, 2002 and 2001, respectively. Application of the nonamortization provision of SFAS 142 would have resulted in increases in net income of $1.8 million, or $0.04 per diluted share, and $1.9 million, or $0.04 per diluted share, for fiscal 2002 and 2001, respectively.

The gross carrying amount and accumulated amortization of the Company’s other identifiable intangible assets as of July 31, 2003 and July 31, 2002 are as follows:

	July 31, 2003			July 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(Dollars in thousands)

Finite-lived intangible assets:
Patents	$5,136	$(3,536)	$1,600	$4,902	$(2,656)	$2,246
Other	1,743	(1,638)	105	1,953	(670)	1,283

	$6,879	$(5,174)	1,705	$6,855	$(3,326)	3,529

Indefinite-lived intangible assets:
Tradenames and trademarks			2,035			2,703

Total intangible assets, net			$3,740			$6,232

The change in the carrying amount of finite-lived intangible assets was due to the impairment of certain intangible assets as a result of the planned divestiture of AWI/CDT, and the effect of currency translation. The estimated useful lives of the Company’s identifiable intangible assets with finite lives range from two to ten years. Aggregate amortization expense related to these intangible assets was $1.1 million, $1.5 million and $0.9 million for fiscal 2003, 2002 and 2001, respectively. At July 31, 2003, estimated remaining future amortization expense of intangible assets is as follows: $0.8 million, $0.6 million, $0.2 million and $0.1 million in fiscal 2004, 2005, 2006 and 2007, respectively.

NOTE 6. FINANCING ARRANGEMENTS

Short term obligations consisted of borrowings under a revolving demand facility in Australia (the “Australian Facility”), which was terminated on February 28, 2003, and, through December 17, 2001, included borrowings under a revolving demand facility in the United Kingdom (the “U.K. Agreement”) (collectively, “the Foreign Facilities”).

The Australian Facility had maximum availability of approximately $0.6 million, and was guaranteed by the Company. The U.K. Agreement, which was retired at the time the Company entered into the Revolving Credit Facility, was comprised of a sterling overdraft and multi-currency demand facility in an aggregate amount of approximately $10.7 million. The Company had outstanding borrowings of $0.6 million under the Australian Facility as of July 31, 2002. Maximum borrowings were $0.6 million and $6.2 million under the Foreign Facilities for the years ended July 31, 2003 and 2002, respectively. Weighted average outstanding borrowings were $0.5 million and $2.2 million, and the effective interest rates were 6.4% and 5.4%, for the years ended July 31, 2003 and 2002, respectively.

Long-term debt consists of the following:

July 31,	2003	2002
(Dollars in thousands)

Credit Agreement:
U.S. revolver	$—	$17,500
European sub-facilities	—	37,317
Canadian revolver	—	50,136
4.0% convertible subordinated notes due July 15, 2023	110,000	—
Capital lease obligations	1,198	1,994
Other indebtedness	3,492	4,403

	114,690	111,350
Less: current portion	1,960	2,442

Total long-term debt	$112,730	$108,908

The Company’s unsecured revolving credit facility (the “Credit Agreement”), entered into on December 17, 2001 was comprised of a $150.0 million U.S. revolver, including European sub-facilities, and a $65.0 million revolving facility for its Canadian operations, which facility was supported by a letter of credit under the U.S. Facility and reduced the availability under the U.S. Facility. The interest rate on borrowings under the U.S. and European Facilities was LIBOR plus 1.625%, and rates ranged from 2.95% to 3.45% and from 3.79% to 6.06% for the U.S. and European Facilities, respectively, in fiscal 2003. Borrowings under the Canadian Facility incurred interest at LIBOR or the Canadian Banker’s Acceptance rate, plus 0.30%, and such rates ranged from 1.32% to 3.63% in fiscal 2003. The Credit Agreement was terminated effective August 11, 2003, except with respect to $2.3 million of letters of credit that remain outstanding. The bank issuing the letters of credit remains the sole lender under such facility. There were no borrowings outstanding under these facilities as of July 31, 2003, other than the $2.3 million of letters of credit.

On July 8, 2003, the Company issued $110.0 million aggregate principal amount of unsecured subordinated notes. The notes are convertible into shares of our common stock at an initial conversion price of $9.0345 per share, upon the occurrence of certain events. The conversion price is subject to adjustment under certain circumstances. Holders may surrender their notes for conversion upon satisfaction of any of the following conditions: the closing sale price of our common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading day period ending on the trading day prior to the date of surrender; the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; if the Company has called the debentures for redemption; or upon the occurrence of specified corporate transactions, as specified in the Indenture. Interest of 4.0% is payable semi-annually in arrears, commencing January 15, 2004. The notes mature July 15, 2023, if not previously redeemed. The Company may redeem some or all of the notes on or after July 21, 2008 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. Holders may require us to purchase all or part of their notes on July 15, 2008, July 15, 2013 or July 15, 2018 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of our common stock or a combination of cash and our common stock, at our option. In connection with the issuance of the notes, the Company incurred costs of approximately $4.0 million, which were capitalized as other assets and are being amortized over the term of the notes. The proceeds from the issuance of the notes were used to reduce all borrowings under the Credit Agreement.

The scheduled aggregate annual principal payments of long-term debt as of July 31, 2003, are as follows:

Year Ended July 31,	Long-term Debt
(Dollars in thousands)

2004	$1,960
2005	1,050
2006	930
2007	514
2008	236
Thereafter	110,000

Total	$114,690

NOTE 7. RETIREMENT AND OTHER EMPLOYEE BENEFITS

The Company and its subsidiaries have various defined contribution and defined benefit plans covering substantially all of its employees. Benefits provided under the Company’s defined benefit pension plans are primarily based on years of service and the employee’s compensation. The defined contribution plans provide benefits primarily based on compensation levels.

Defined Benefit Plans

The Company maintains defined benefit plans for one of its U.S. locations (the “U.S. Plan”) and for certain employees in Canada (the “Canadian Plans”).

The following sets forth the changes in benefit obligations and plan assets, and reconciles amounts recognized in the Company’s consolidated balance sheets:

	U.S. Plan		Canadian Plans
Year Ended July 31,	2003	2002	2003	2002
(Dollars in thousands)

Benefit obligation at beginning of year	$2,245	$2,199	$26,620	$22,825
Service cost	35	40	933	2,247
Interest cost	152	149	2,124	1,802
Loss (gain) on curtailment	—	—	353	(45)
Actuarial loss (gain)	358	8	2,202	1,669
Benefits paid	(164)	(151)	(7,869)	(1,088)
Effect of currency translation	—	—	3,341	(790)

Benefit obligation at end of year	$2,626	$2,245	$27,704	$26,620

Fair value of plan assets at beginning of year	$2,315	$2,555	$10,279	$8,776
Company contributions	—	—	3,800	2,329
Actual return on plan assets	77	(89)	23	(319)
Benefits paid	(164)	(151)	(569)	(198)
Effect of currency translation	—	—	1,252	(309)

Fair value of plan assets at end of year	$2,228	$2,315	$14,785	$10,279

Funded status	$(398)	$70	$(12,919)	$(16,341)
Unrecognized net actuarial loss	949	528	4,768	2,380
Unrecognized prior service cost	84	96	903	1,703

Net amount recognized	$635	$694	$(7,248)	$(12,258)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Plan		Canadian Plans
July 31,	2003	2002	2003	2002
(Dollars in thousands)

Prepaid benefit cost	$635	$694	$—	$—
Accrued benefit liability	(1,033)	—	(11,381)	(15,565)
Intangible asset	84	—	903	1,703
Accumulated other comprehensive loss	949	—	3,230	1,604

Net	$635	$694	$(7,248)	$(12,258)

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.

        The required minimum pension liability adjustment for the Canadian Plans was $4.1 million and $3.3 million at July 31, 2003 and 2002, respectively and for the U.S. Plan was $1.0 million at July 31, 2003. The minimum pension liability is included in “accrued benefit liability” in the consolidated balance sheets.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plan with an accumulated benefit obligation in excess of plan assets were $2.6 million, $2.6 million, and $2.2 million, respectively, as of July 31, 2003. The accumulated benefit obligation of the U.S. plan did not exceed the fair value of plan assets as of July 31, 2002.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Canadian pension plans with accumulated benefit obligations in excess of plan assets were $27.7 million, $25.7 million, and $14.8 million, respectively, as of July 31, 2003, and $22.1 million, $21.6 million and $6.2 million, respectively, as of July 31, 2002.

Under the Asset Purchase Agreement between the Company and Nortel Networks Corp. (“Nortel”) dated December 19, 1995, the Company agreed to assume responsibility for certain of the Canadian benefit plans, with an agreement that Nortel would reimburse the Company for costs associated with service through the date of sale. The Company’s previously issued financial statements as of July 31, 2002 did not reflect the net accrued liability or the related receivable associated with Nortel’s portion of its obligation under these plans. Since the Company has the primary obligation for the plan benefits, it has revised its fiscal 2002 consolidated balance sheet and all related disclosures, including all information regarding plan obligations and periodic pension expense, to reflect this information for the plans in total. Therefore, as of July 31, 2003 and 2002, the Company has recorded a receivable (not included in plan assets) from Nortel for the estimated portion of the net accrued liability that relates to Nortel’s reimbursement obligation per the Asset Purchase Agreement. The estimated net pension expense attributable to Nortel was $0.5 million, $0.4 million and $0.5 million for fiscal 2003, 2002 and 2001, respectively, and the related receivable was $5.1 million and $8.1 million as of July 31, 2003 and 2002, respectively. In the event Nortel were unable to pay those obligations, the Company would be liable for all or most of such obligations. Additionally, the Company recorded a pre-tax charge of approximately $1.4 million in the fourth quarter of fiscal 2003 as a result of a reassessment of the amounts the Company estimates are receivable from Nortel.

Assets of the U.S. and Canadian plans are invested primarily in equity and fixed income securities.

The weighted-average assumptions as of the end of the periods were as follows:

	U.S. Plan			Canadian Plans
July 31,	2003	2002	2001	2003	2002	2001

Discount rate	5.75%	7.00%	7.00%	6.00%	7.00%	7.50%
Expected rate of return on plan assets	7.50%	7.50%	8.50%	7.50%	8.00%	8.00%
Rate of compensation increase	—	—	—	4.00%	4.00%	4.00%

Benefits under the U.S. Plan are based on a fixed amount, as determined under the terms of a union contract, per individual and years of service, and therefore the weighted average rate of compensation increase is not applicable for this plan.

The components of net periodic pension expense (benefit) for fiscal 2003, 2002 and 2001 were as follows:

	U.S. Plan			Canadian Plans
Year Ended July 31,	2003	2002	2001	2003	2002	2001
(Dollars in thousands)

Service cost	$35	$40	$44	$933	$2,247	$2,321
Interest cost	152	149	146	2,124	1,802	1,618
Expected return on plan assets	(167)	(210)	(227)	(1,129)	(766)	(722)
Curtailment loss	—	—	—	1,678	294	—
Amortization of transition asset	—	(19)	(18)	—	—	—
Amortization of prior service cost	12	15	16	169	135	137
Recognized net loss	27	—	—	628	162	179
Settlement loss	—	—	—	99	—	—

Net periodic pension expense (benefit)	$59	$(25)	$(39)	$4,502	$3,874	$3,533

In determining net periodic expense (benefit), unrecognized prior service costs are amortized over periods ranging from 5 to 16 years.

        During fiscal 2003 the Company recognized a curtailment loss of $2.4 million and a settlement loss of $0.1 million associated with it’s Canadian defined benefit and other postretirement plans as a result of the sale of NORCOM (see Note 12 “Acquisitions and Divestitures”). These amounts are included in “loss on sale of business” in discontinued operations in the accompanying statement of operation for fiscal 2003. Certain of the Company’s pension liabilities with respect to employees of the discontinued operation are expected to be settled during fiscal 2004. In accordance with SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the cost to settle these liabilities will be recognized at the settlement date when the liabilities are funded in cash or through the purchase of annuities. The Company currently estimates the cost of settlement to be $2 to $3 million based on current actuarial assumptions. See also Note 8 “Postretirement Benefits Other Than Pensions”.

Defined Contribution Plans

The Company also maintains defined contribution and profit-sharing plans for eligible employees. Certain contributions are made under the matching provision of 401(k) plans, while the remainder are made at the discretion of the Company’s Board of Directors. Expenses incurred by the Company in connection with these defined contribution and profit-sharing plans were $1.8 million, $2.7 million, and $5.7 million for the years ended July 31, 2003, 2002 and 2001, respectively.

NOTE 8. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Employees of the Company’s Canadian operations are covered by postretirement health and life insurance benefits under unfunded plans.

The components that comprise the changes in the benefit obligation were as follows:

Year Ended July 31,	2003	2002
(Dollars in thousands)

Benefit obligation at beginning of year	$8,873	$6,487
Service cost	250	215
Interest cost	674	495
Plan amendments	—	509
Gain on curtailment	(1,154)	(349)
Actuarial loss	1,824	1,798
Benefits paid	(91)	(30)
Effect of currency translation	1,101	(252)

Benefit obligation at end of year	$11,477	$8,873

Amounts recognized in the consolidated balance sheets consist of:

July 31,	2003	2002
(Dollars in thousands)

Funded status	$(11,477)	$(8,873)
Unrecognized net loss	1,915	1,823

Accrued postretirement benefit liability	$(9,562)	$(7,050)

The weighted-average assumptions as of the end of the periods were as follows:

July 31,	2003	2002	2001

Discount rate	6.00%	7.00%	7.50%
Rate of compensation increase	3.00%	3.00%	4.00%

The components of postretirement expense for fiscal 2003, 2002 and 2001 were as follows:

Year Ended July 31,	2003	2002	2001
(Dollars in thousands)

Service cost	$250	$215	$276
Interest cost	674	495	466
Curtailment loss	705	235	—
Net amortization	106	65	120

Net postretirement benefit expense	$1,735	$1,010	$862

Future benefits were estimated assuming medical costs would increase at approximately an 8.00% annual rate for fiscal 2004, decreasing gradually to 5.00% in fiscal year 2007 and thereafter, and dental costs would increase at approximately 5.00% for fiscal 2004 and thereafter.

Assuming a 1.00% increase in this annual trend, the accumulated postretirement benefit obligation would have increased by $1.5 million and $1.1 million at July 31, 2003 and 2002, respectively and the postretirement benefit expense would have increased by approximately $0.1 million in each of fiscal years 2003, 2002 and 2001. Conversely, assuming a 1.00% decrease in this annual trend, the accumulated postretirement benefit obligation would have decreased by $1.2 million and $0.9 million at July 31, 2003 and 2002, respectively, and the postretirement benefit expense would have decreased by approximately $0.1 million in each of fiscal years 2003, 2002 and 2001.

NOTE 9. STOCK BENEFIT PLANS

During fiscal 1999 the Company established the CDT Employee Stock Purchase Plan (the “ESPP”) which provides eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock’s fair market value on the first business day of a fiscal quarter or on the last business day of a fiscal quarter. There are 750,000 shares of common stock reserved for issuance under the ESPP. As of July 31, 2003, 281,026 shares of common stock remain available for issuance under the ESPP.

In December 1995, the Company adopted the Non-Employee Director Stock Plan (the “Non-Employee Plan”). The Non-Employee Plan provides that shares of common stock having a fair market value of $15,000 be granted annually to each non-employee director each August 1. Shares granted under the Non-Employee Plan were 11,923 in fiscal 2003, 5,928 in fiscal 2002, and 3,816 in fiscal 2001. As of July 31, 2003, 132,341 shares remain available for issuance under this plan.

A Long Term Performance Incentive Plan (the “2001 Plan”) was approved by the shareholders in December 2000, and authorizes the grant of various types of incentive awards with respect to 1,800,000 shares of the Company’s common stock. As of July 31, 2003, 881,447 shares are available for issuance under this plan.

A Long Term Performance Incentive Plan (the “1999 Plan”) was adopted in April 1999 and amended in June 1999 and authorized the grant of various types of incentive awards with respect to 2,260,500 shares of the Company’s common stock. As of June 9, 2003, all shares available for grant under the 1999 Plan were canceled.

A Supplemental Long Term Performance Incentive Plan (the “Supplemental Plan”) was adopted in December 1995 and authorizes the grant of awards with respect to 2,700,000 shares of common stock, of which 1,687,500 shares are reserved for grants only to new members of the Company’s management who are employed in connection with acquisitions by the Company. As of July 31, 2003, 410,083 shares of common stock are available for grant under the Supplemental Plan.

A Long Term Performance Incentive Plan (the “Stock Option Plan”) was adopted in September 1993 and provides for the granting to employees and other key individuals stock options, stock appreciation rights, restricted stock, performance units and other types of incentive awards. An aggregate of 982,625 shares of common stock were reserved for issuance pursuant to the Stock Option Plan, and 20,108 are available for issuance as of July 31, 2003.

The terms of stock options issued under the Stock Option Plan, Supplemental Plan, 1999 Plan and 2001 Plan (collectively “the Option Plans”) include vesting over periods ranging from immediate vesting to five years, an exercise price equal to the fair market value of the stock at the date of grant, and a maximum option term of ten years from the date of grant.

Certain information regarding stock option transactions is summarized below:

Year Ended July 31,	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,194,139	$12.67	4,444,573	$12.34	4,535,840	$11.51
Granted	470,000	6.31	560,000	14.51	359,250	21.88
Exercised	(17,069)	2.04	(315,384)	4.29	(388,567)	11.29
Forfeited	(443,845)	12.65	(495,050)	17.06	(61,950)	13.80

Outstanding, end of year	4,203,225	$12.01	4,194,139	$12.67	4,444,573	$12.34
Exercisable at end of year	3,116,763	$12.30	3,014,816	$12.19	2,185,331	$10.83

Information regarding stock options outstanding as of July 31, 2003 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 4.15 - $ 5.63	50,925	4.7 years	$4.74	28,925	$4.15
$ 6.33 - $ 9.38	1,665,119	6.2 years	$8.37	1,086,139	$9.00
$ 9.59 - $14.25	1,820,575	5.7 years	$13.43	1,639,567	$13.37
$14.79 - $21.79	569,356	7.1 years	$16.70	320,300	$17.27
$22.81 - $27.06	97,250	7.0 years	$23.90	41,832	$23.82

The Company accounts for the Option Plans and the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 1 “Significant Accounting Policies” for disclosure of the impact on the Company’s net (loss) income and net (loss) earnings per common share had the Company elected to recognize compensation cost in accordance with the fair value method under SFAS 123, Accounting for Stock Based Compensation.

The weighted average fair value of options granted was $3.30 per share in fiscal 2003, $8.70 per share in fiscal 2002 and $12.79 per share in fiscal 2001. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants issued in fiscal 2003, 2002 and 2001, respectively: risk-free interest rates of 2.44%, 4.34% and 5.78%; expected volatility of 59.3%, 61.4% and 64.1%; expected life of three to six years for all options; and an expected dividend yield of zero for all options. Incentive stock awards are granted at the discretion of the Company’s Board of Directors, therefore, the type and number of awards previously issued may not be indicative of those to be granted in future periods.

During fiscal 2003, the Company granted 209,030 shares of restricted stock to executive officers. The associated deferred compensation expense of $1.0 million is being amortized over the vesting period of three years. Compensation expense of $0.3 million was recognized in fiscal 2003. During fiscal 2001, the Company granted an employee award of 38,163 shares of restricted stock. The associated compensation expense was amortized over the vesting period. The award vested in fiscal 2002, and compensation expense recognized related to this award was $0.6 million and $0.3 million in fiscal 2002 and 2001, respectively.

NOTE 10. INCOME TAXES

Except for the effects of the reversal of net deductible temporary differences, the Company is not aware of any factors which would cause any significant differences between book and taxable income in future years. Although there can be no assurances that the Company will generate any earnings or specific level of continuing earnings in future periods, management believes that it is more likely than not that the net deductible differences will reverse during periods when the Company generates sufficient net taxable income to fully recover the benefits of these differences.

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle, as shown in the accompanying consolidated statements of operations, includes the following components:

Year Ended July 31,	2003	2002	2001
(Dollars in thousands)
Domestic	$2,240	$6,809	$32,910
Foreign	(3,392)	2,882	5,173

(Loss) income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$(1,152)	$9,691	$38,083

Taxes on income, as shown in the accompanying consolidated statements of operations, include the following components:

Year Ended July 31,	2003	2002	2001
(Dollars in thousands)
Current provision:
Federal	$764	$1,056	$13,094
State	350	589	2,839
Foreign	81	2,236	3,023

Total current provision	1,195	3,881	18,956
Deferred (benefit) provision:
Federal	(442)	936	(165)
State	(83)	160	(28)
Foreign	(723)	(486)	633

Total deferred (benefit) provision	(1,248)	610	440

Income tax (benefit) provision for continuing operations	$(53)	$4,491	$19,396

The effective rate differs from the statutory rate for the following reasons:

Year Ended July 31,	2003	2002	2001
(Dollars in thousands)
Tax (benefit) provision based on the U.S. federal statutory tax rate	$(403)	$3,268	$13,329
State income taxes, net of federal income tax benefit	174	487	1,827
Research and development tax credit (Canada)	(191)	(232)	(254)
Foreign tax rates different from U.S. federal statutory rate	355	1,098	1,464
Meals and entertainment	260	199	461
Goodwill and other nondeductible expenses	37	347	3,226
Benefit of extraterritorial income exclusion and foreign sales corporation	(285)	(136)	(227)
All other, net	—	(540)	(430)

Income tax (benefit) provision for continuing operations	$(53)	$4,491	$19,396

The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at July 31, 2003 and 2002, which include net deferred tax liabilities recorded in connection with acquisitions were as follows:

July 31,	2003	2002
(Dollars in thousands)
Deferred Tax Assets:
Accruals	$6,037	$4,998
Postretirement and pension accruals	5,167	3,495
Asset valuations	6,603	7,092
Net operating loss carryforwards	6,621	2,168
Uniform cost capitalization	1,414	1,266
Excess of tax basis over book basis of intangible assets	11,518	—
Other	1,109	201

Total deferred tax assets	$38,469	$19,220

Deferred Tax Liabilities:
Excess of book basis over tax basis of fixed assets	$(24,117)	$(30,310)
Excess of book basis over tax basis of intangible assets	—	(3,561)
Other	(161)	(230)

Total deferred tax liabilities	(24,278)	(34,101)

Net deferred tax asset (liability)	$14,191	$(14,881)

Reconciliation to the consolidated balance sheets:
Current deferred tax asset, net	$14,615	$13,292
Non-current deferred tax liability, net	(424)	(28,173)

Net deferred tax asset (liability)	$14,191	$(14,881)

The Company currently intends that undistributed earnings of its foreign subsidiaries of $39.8 million will be permanently reinvested outside of the United States. As such, a deferred tax liability has not been provided on the unremitted earnings of the Company’s foreign subsidiaries.

Approximately $1.5 million of the net operating losses will expire in fiscal years 2007 through 2010, and the remaining net operating losses can be carried forward indefinitely. The net operating losses are expected to be fully utilized, and therefore no valuation allowances have been provided with respect to the related deferred tax asset.

NOTE 11. (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed based on the weighted average common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s common stock during the period.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

Year Ended July 31,	2003	2002	2001
(In thousands, except share and per share data)

Numerator:
Net (loss) income from continuing operations before cumulative effect of accounting change	$(3,019)	$4,900	$18,003
Net (loss) income from discontinued operations	(32,832)	(1,312)	5,453
Cumulative effect of accounting change	(35,723)	—	—

Net (loss) income	$(71,574)	$3,588	$23,456

Denominator:
Basic weighted average common shares outstanding	44,344,820	44,244,255	43,742,832
Potentially dilutive common shares	—	387,227	1,184,453

Diluted weighted average common shares outstanding	44,344,820	44,631,482	44,927,285

Basic (loss) earnings per common share:
Continuing operations before cumulative effect of accounting change	$(0.07)	$0.11	$0.41
Discontinued operations	(0.74)	(0.03)	0.13
Cumulative effect of accounting change	(0.80)	—	—

	$(1.61)	$0.08	$0.54

Diluted (loss) earnings per common share:
Continuing operations before cumulative effect of accounting change	$(0.07)	$0.11	$0.40
Discontinued operations	(0.74)	(0.03)	0.12
Cumulative effect of accounting change	(0.80)	—	—

	$(1.61)	$0.08	$0.52

As a result of the net loss reported for fiscal 2003, common stock equivalents totaling 78,421 were excluded from the calculation of diluted loss per common share due to their anti-dilutive effect. Additionally, options to purchase 3,734,300, 2,227,801 and 526,000 shares of common stock were outstanding during fiscal 2003, 2002 and 2001, respectively, but were excluded from the computation of potentially dilutive common shares as the options’ exercise prices were greater than the average market price of the common stock for the respective periods. The effect of the assumed conversion of convertible notes was excluded from the computation of diluted loss per common share in fiscal 2003 because it would have been anti-dilutive. See Note 6 “Financing Arrangements” for further discussion of convertible notes.

NOTE 12. ACQUISITIONS AND DIVESTITURES

Acquisitions

On December 4, 2001, we purchased 83.6%, and subsequently, through July 31, 2003, have purchased an additional 11.0%, of the outstanding stock of Kabelovna Decin-Podmokly, a.s., (“KDP/CDT”) based in the Czech Republic. KDP/CDT is a manufacturer of communication, fiber optic, medical, signal and control cable and cable harnesses.

On August 15, 2001, we acquired 100% of the outstanding stock of A.W. Industries, (“AWI/CDT”), based in Ft. Lauderdale, Florida. AWI/CDT is a designer and manufacturer of connectors for the telecommunication and other industries.

The aggregate purchase price of KDP/CDT and AWI/CDT was $43.0 million, which included $15.2 million of cash acquired. The acquisitions were accounted for under the purchase method, under which the purchase price is allocated based on the estimated fair market value of the assets and liabilities acquired. Acquired intangible assets were $2.4 million, and included $0.7 million assigned to trade names that are not subject to amortization. The remaining $1.7 million of intangible assets represent customer lists and contracts, patents, and non-compete agreements. These intangible assets have estimated useful lives ranging from one to five years. Allocation of the purchase price resulted in goodwill of $2.7 million, all of which was assigned to the Network Communication segment. See also “Divestitures” and Note 5 “Goodwill and Other Indentifiable Intangible Assets” for further information regarding AWI/CDT.

        The results of operations of KDP/CDT and AWI/CDT have been included in the consolidated financial statements since the respective acquisition dates. Pro forma information giving effect to the acquisitions is not presented as their financial position and results of operations are not material to our consolidated financial statements.

Divestitures

On October 31, 2002, the Company sold substantially all of the operating assets (consisting principally of accounts receivable, inventory and fixed assets) of its NORCOM operating unit, a manufacturer of outside plant and central office cables located in Kingston, Ontario. The assets were sold for cash of $11.3 million, plus assumption by the buyer of certain current liabilities. The sale agreement provides for contingent additional purchase price of up to $8.1 million over a three year period, primarily dependent on the purchaser’s achievement of future business levels and sales of certain inventory items. Under the sale agreement, the Company retained various liabilities, including certain pension and postretirement obligations related to the transferred employees. See Note 7 “Retirement and Other Employee Benefit Plans”. The loss on disposal recorded in fiscal 2003 was $32.2 million, net of tax, and is included in “net loss from discontinued operations” in the accompanying financial statements. Net sales and pretax operating loss of the discontinued NORCOM operations for fiscal 2003, 2002 and 2001 were as follows:

Year Ended July 31,	2003	2002	2001
(Dollars in thousands)

Net sales	$13,287	$52,142	$110,813
(Loss) income before income taxes	(929)	(1,915)	7,960
Tax (benefit) provision	(293)	(603)	2,507

Net (loss) income	$(636)	$(1,312)	$5,453

Due to the difficult business environment in telecommunications, during the fourth quarter of fiscal 2003 management committed to a plan to divest of its AWI/CDT subsidiary, a manufacturer of connectors and cable assemblies for the telecommunication market, in fiscal 2004. As of July 31, 2003, the AWI/CDT operations did not meet the criteria for classification as held for sale and accordingly do not qualify as discontinued operations. The results of AWI/CDT are therefore included in continuing operations in the accompanying financial statements for all periods presented, and are included as part of the Network Communication segment in the Company’s segment disclosures. An impairment charge of $3.9 million was incurred in fiscal 2003 to reduce the carrying value of certain of AWI/CDT’s assets, primarily machinery and equipment and intangible assets, to fair value. The fair value of the machinery and equipment was based on quoted market prices, and the fair value of the intangible assets was determined by discounting estimated cash flows expected to result from the use and ultimate disposal of such assets. This charge is included in “business restructuring expense, net” in the accompanying consolidated statements of operations.

During the first quarter of fiscal 2003, the Company implemented various restructuring activities, including the consolidation of four facilities into other operations. In connection with these activities, the Company elected to dispose of certain manufacturing and real estate assets associated with these facilities. Certain of the real estate was sold during fiscal 2003, and the Company anticipates disposal of the remaining assets to occur within one year. Also during fiscal 2003, management committed to a plan to divest Stronglink/CDT, a Network Communication distribution business located in Australia, and such divestiture is expected to be completed within one year. Accordingly, these assets and liabilities are classified as “assets held for sale” and “liabilities held for sale” as of July 31, 2003 in the accompanying consolidated balance sheets. Total impairment losses of $0.8 million, were recognized in fiscal 2003 related to these assets, of which $0.5 million related to assets of the Network Communication reportable segment. In accordance with SFAS 144, the impairment losses were based on the difference between the carrying value of the assets and their fair value. The Company estimated the fair value of these assets based upon anticipated net proceeds upon sale. Information regarding the major classes of assets and liabilities held for sale is presented below:

As of July 31, 2003	Network Communication Segment	Specialty Electronic Segment	Total
(Dollars in thousands)

Assets:
Accounts receivable	$628	$—	$628
Inventory	1,660	—	1,660
Land and buildings, net	221	3,380	3,601
Machinery and other fixed assets	544	—	544
Other assets	215	—	215

Total assets held for sale	$3,268	$3,380	$6,648

Liabilities:
Accounts payable	$569	$—	$569
Other liabilities	323	—	323

Total liabilities held for sale	$892	$—	$892

NOTE 13. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

Our operations are organized into two business segments: the Network Communication segment and the Specialty Electronic segment. The Network Communication segment encompasses connectivity products used within computer networks and communication infrastructures for the electronic and optical transmission of data, voice and multimedia. Products typically included in this segment are high performance network cable, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products that are used in automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

The accounting policies of the reportable segments are the same as those described in Note 1 “Significant Accounting Policies”. Due to the large number of differing pair configurations and material compositions of its products, the Company aggregates and reports segment revenue based on the end user market application rather than by specific product or group of similar products. Segment performance is evaluated based on operating profit, excluding business restructuring expenses, after allocation of corporate expenses. Business restructuring expenses of $12.4 million, $5.6 million and $15.3 million were incurred in fiscal 2003, 2002 and 2001, respectively. Approximately $10.7 million of the fiscal 2003, $4.9 million of the fiscal 2002 and $8.7 million of the fiscal 2001 restructuring expenses were associated with operations in the Network Communication segment. Corporate assets, which primarily consist of cash, deferred income taxes and other deferred costs, are allocated to the operating segments.

The Company has no inter-segment revenues. Summarized financial information for the Company’s operating segments as of and for the years ended July 31, is as follows:

	Network Communication Segment	Specialty Electronic Segment	Total
(Dollars in thousands)

Sales:

2003	$283,877	$200,786	$484,663
2002	295,453	206,159	501,612
2001	401,881	250,531	652,412

Depreciation and amortization expense:

2003	11,593	7,699	19,292
2002	12,108	8,166	20,274
2001	9,967	8,197	18,164

Segment operating profit:

2003	456	16,324	16,780
2002	4,181	18,774	22,955
2001	28,941	33,543	62,484

Total assets:

2003	293,173	199,780	492,953
2002	366,412	227,433	593,845
2001	356,686	227,710	584,396

Capital expenditures:

2003	4,463	2,192	6,655
2002	7,589	4,970	12,559
2001	28,359	9,723	38,082

Network Communication capital expenditures in fiscal 2001 included $3.2 million related to the discontinued NORCOM operations. Capital expenditures in fiscal 2003 and 2002 related to discontinued NORCOM operations were not material. Depreciation and amortization expense presented above differs from the Consolidated Statements of Cash Flows as that statement has not been restated to reflect discontinued operations treatment for the NORCOM operations.

Segment operating profit differs from consolidated (loss) income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle reported in the consolidated statements of operations as follows:

Year Ended July 31,	2003	2002	2001
(Dollars in thousands)

Segment operating profit	$16,780	$22,955	$62,484
Business restructuring expense, net	12,422	5,611	15,326
Interest expense, net	5,528	6,796	9,018
Other (income) expense, net	(18)	857	57

(Loss) income before income taxes, minority interest and cumulative effect of change in accounting principle	$(1,152)	$9,691	$38,083

The following summarizes external sales to customers and long-lived assets located in the Company’s country of domicile and certain foreign countries:

July 31,	2003	2002	2001
(Dollars in thousands)

Sales:
United States	$256,757	$287,986	$407,017
Germany	63,345	54,218	43,180
Canada	49,193	49,958	66,162
Other	115,368	109,450	136,053

Total	$484,663	$501,612	$652,412

Long-lived assets:
United States	$76,309	$88,426	$90,631
Canada	45,761	46,434	43,231
Germany	33,248	30,396	26,844
Czech Republic	23,882	22,094	—
Other	33,834	35,841	31,028

Total	$213,034	$223,191	$191,734

July 31,	2003	2002
(Dollars in thousands)

Reconciliation of long-lived assets to the consolidated balance sheets:
Property, plant and equipment, net	$204,738	$212,976
Other assets	13,211	12,497
Less:
Minimum pension intangible asset	987	1,041
Deferred financing fees, net	3,928	1,241

Total long-lived assets	$213,034	$223,191

NOTE 14. LEASE COMMITMENTS

Rental expense under noncancelable operating leases was approximately $5.4 million, $7.6 million and $5.9 million for the years ended July 31, 2003, 2002 and 2001, respectively. Operating leases relate principally to manufacturing, warehouse and office space. Minimum annual rents payable under non-cancelable leases in each of the next five years and thereafter are as follows:

Year Ended July 31,	Total
(Dollars in thousands)

2004	$5,342
2005	4,310
2006	3,077
2007	1,204
2008	1,106
Thereafter	829

Total future minimum lease payments	$15,868

In July 2002 the Company entered into a sublease agreement for one of its facilities. The Company remains primarily liable under the terms of the original lease, therefore operating lease payments presented above include amounts due under the terms of the original lease agreement. In fiscal 2002 the Company recognized a loss related to such sublease of $0.4 million, which represents the excess of remaining payments due under the terms of the original lease over expected sublease income. The Company received $0.6 million and $0.1 million from sublease rentals in fiscal 2003 and 2002, respectively. There were no sublease rentals in fiscal 2001.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of business, including patent, trademark and environmental matters. In management’s opinion, any liability that might be incurred in connection with the resolution of such matters would not have a material effect upon the Company’s financial position, results of operations or cash flows.

Selling, general and administrative expenses for fiscal 2002 include a $1.3 million provision for a lawsuit currently in discovery, and whose worst-case exposure is estimated at $3.0 million. Although the outcome of this matter is not certain at this time, the provision represents management’s most likely estimate of exposure.

The Company had granted, in connection with the acquisition of its HEW/CDT subsidiary in fiscal 1999, a put option to the sellers for the 20% minority interest in HEW/CDT. The put option expired unexercised on January 31, 2003.

The Company had outstanding letters of credit of $2.3 million and $1.9 million as of July 31, 2003 and 2002, respectively. As of July 31, 2003 and 2002, the Company also maintained a $1.2 million bond in connection with workers’ compensation self-insurance in the state of Massachusetts.

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience, and records a liability for specific warranty matters when they become known and are reasonably estimable. Product warranty accruals as of July 31, 2003 and 2002 as well as the related charges for the fiscal years 2003, 2002 and 2001 were not material.

The Company remains responsible for providing post-retirement benefits to employees of the discontinued NORCOM operating unit (See Note 12 “Acquisitions and Divestitures”) who retired prior to the sale closing or who retire during the two years following the sale closing. The union has filed a grievance regarding the Company’s policy with respect to the provision of certain post-retirement benefits to a survivor after the death of the retiree. The Company has denied this grievance, and the matter is scheduled to go to arbitration. As of July 31, 2003, management believes that a loss relating to this matter is not probable. The estimated liability involved, based on current actuarial assumptions, is $0.9 million.

NOTE 16. RELATED PARTY TRANSACTIONS

In the normal course of business the Company enters into transactions for the purchase of materials, equipment and services with entities that are affiliated with or owned by an officer/stockholder. Transactions with related parties were approximately $0.2 million, $0.1 million and $0.3 million for the years ended July 31, 2003, 2002 and 2001, respectively.

NOTE 17. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Concentrations of credit risk with respect to trade receivables are limited due to the Company’s wide variety of customers and the many markets into which the Company’s products are sold, as well as the many different geographic areas in which such customers and markets are located. As a result, at July 31, 2003, the Company does not believe it has any significant concentrations of credit risk.

The fair values and carrying amounts of the Company’s financial instruments, primarily cash and cash equivalents, accounts receivable, and accounts payable, are approximately equivalent. The carrying value of the Company’s fixed rate debt instruments at July 31, 2003 was $114.7 million. The fair value of the fixed rate debt instruments at July 31, 2003 approximated carrying value. The Company’s fixed rate debt outstanding as of July 31, 2002 was not material. All other financial instruments are classified as current and will be utilized within the next operating cycle.

The Company purchases foreign currency forward exchange contracts, which are highly effective as, and are designated as, fair value hedges of foreign currency receivables. The impact of these foreign currency forward contracts, recorded in other expense, net in the consolidated statement of operations, was not material for fiscal years 2003 or 2002. No derivative instrument initially designated as a fair value hedge instrument was undesignated or discontinued as a hedging instrument during fiscal 2003 or 2002. The notional amount of outstanding foreign currency exchange contracts was $6.0 million and $6.9 million at July 31, 2003 and 2002, respectively. The fair value of these contracts was not material at July 31, 2003 or 2002. The Company did not utilize any derivative instruments during the fiscal year ended July 31, 2001.

NOTE 18. BUSINESS RESTRUCTURING EXPENSES

During fiscal 2003 we incurred business restructuring expenses of $12.4 million ($7.9 million, net of tax) associated with the implementation of various cost saving initiatives, including the consolidation of four facilities into other operations, the planned divestiture of a fifth operation, and workforce reductions company wide. The restructuring expenses include severance and other employee termination costs of approximately $5.3 million, asset impairment charges, net of recoveries, of approximately $5.8 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with the facility consolidations of $0.5 million. Approximately $10.7 million of the fiscal 2003 restructuring expenses were associated with operations in the Network Communication segment.

We incurred business restructuring expenses of $5.6 million ($3.3 million net of tax) during fiscal 2002 related to various plans to reduce costs, including workforce reductions and the consolidation of certain facilities. The restructuring expense includes severance and other employee termination costs of $3.4 million ($2.1 million net of tax) related to the termination of 319 employees, of which 317 had left the Company as of July 31, 2002. Asset impairment charges of $2.2 million ($1.3 million net of tax) were incurred related to property and equipment held for sale and costs related to the closing of the Company’s wireless assembly facility, primarily representing the write-off of inventory applicable to terminated customer contracts. Approximately $4.9 million of the pretax fiscal 2002 restructuring expenses were associated with operations in the Network Communication segment.

We incurred business restructuring expenses of $15.3 million ($12.9 million, net of tax) in fiscal 2001 related to workforce reductions, goodwill impairment, and the sale of a business. The fiscal 2001 expense includes a charge of $3.8 million ($2.4 million, net of tax) for severance and other employee termination costs associated with a workforce reduction plan affecting 433 hourly and salaried employees, including workers under contract manufacturing arrangements. All of the employee terminations under this plan have been completed. The restructuring charge related to a company-wide workforce reduction rather than to a specific business segment, and is therefore excluded from segment operating profit (see Note 13 “Industry and Geographic Segment Information”). However, had these costs been allocated to the Company’s business segments in a manner consistent with other Corporate expenses, the Network Communication and Specialty Electronic segments operating profit for fiscal 2001 would have been reduced by $1.8 million and $2.0 million, respectively. Goodwill impairment charges of $9.4 million ($8.4 million, net of tax) were incurred in fiscal 2001 as a result of the Company’s evaluation of the recoverability of the carrying value of goodwill for certain of its operations based on the estimates of future cash flows for these operations. Of the total goodwill impairment charge, $3.8 million, net of tax, represented goodwill associated with operations in the Network Communication segment, and $4.6 million, net of tax, with operations in the Specialty Electronic segment. During fiscal 2001, the Company sold substantially all the assets of a network distribution business located in the United Kingdom. The Company incurred a $2.1 million net of tax loss on the sale of assets.

The following table displays the activity related to the restructuring plans:

	Severance and Other Employee Costs	Asset Write-downs	Lease Payments and Other Costs	Total
(Dollars in thousands)
Restructuring reserve, July 31, 2001	$3,362	$—	$—	$3,362
Charges	3,445	2,166	—	5,611
Cash expenditures	(4,527)	—	—	(4,527)
Asset write-downs	—	(2,166)	—	(2,166)
Currency translation and other	(856)	—	—	(856)

Restructuring reserve, July 31, 2002	1,424	—	—	1,424
Charges	5,352	5,943	1,325	12,620
Expense adjustments and recoveries	(71)	(127)	—	(198)
Cash expenditures	(5,382)	—	(713)	(6,095)
Asset write-downs	—	(5,816)	—	(5,816)
Currency translation and other	383	—	142	525

Restructuring reserve, July 31, 2003	$1,706	$—	$754	$2,460

NOTE 19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results for fiscal 2002 have been restated to reflect the sale of the NORCOM operating unit as a discontinued operation. See Note 12 “Acquisitions and Divestitures” for additional information.

Quarterly financial data are summarized as follows:

Fiscal Year 2003	First	Second	Third	Fourth
(Dollars in thousands, except per share data)

Net sales	$121,041	$112,024	$122,127	$129,471
Gross profit	27,693	25,870	28,569	31,823
Income (loss) from operations	(3,879)	1,855	4,377	2,005
Net (loss) income from continuing operations before cumulative effect of accounting change	(3,575)	166	2,056	(1,666)
Loss from discontinued operations	(32,644)	—	(47)	(141)
Cumulative effect of change in accounting principle (a)	(35,723)	—	—	—
Net (loss) income	$(71,942)	$166	$2,009	$(1,807)
Per share information:
Diluted (loss) earnings per common share:
Net (loss) income from continuing operations	$(0.08)	$0.00	$0.05	$(0.04)
Net loss from discontinued operations	(0.73)	—	—	—
Cumulative effect of change in accounting principle (a)	(0.80)	—	—	—
Net (loss) income	$(1.61)	$0.00	$0.05	$(0.04)

Fiscal Year 2002	First	Second	Third	Fourth
(Dollars in thousands, except per share data)
Net sales	$128,602	$115,236	$129,777	$127,997
Gross profit (b)	35,615	25,647	35,138	31,658
Income (loss) from operations	7,135	(5,627)	9,453	6,383
Net income (loss) from continuing operations	3,583	(4,503)	3,855	1,965
(Loss) income from discontinued operations	(753)	(791)	2	230
Net income (loss)	$2,830	$(5,294)	$3,857	$2,195
Per share information:
Diluted earnings (loss) per common share:
Net income (loss) from continuing operations	$0.08	$(0.10)	$0.09	$0.04
Net (loss) income from discontinued operations	(0.02)	(0.02)	—	0.01
Net income (loss)	$0.06	$(0.12)	$0.09	$0.05

(a)	Results for the first quarter 2003 have been adjusted to reflect the cumulative effect of an accounting change related to the adoption of SFAS 142 that was retroactive to August 1, 2002. See Note 5 “Goodwill and other Identifiable Intangible Assets.”

(b)	Gross profit for each quarter of fiscal 2002 has been restated to reflect the reclassification of shipping and handling costs from selling, general and administrative expenses to cost of sales. See Note 1 “Significant Accounting Policies.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the past two fiscal years and through April 8, 2002, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused the firm to make reference to the subject matter thereof in connection with their report on our consolidated financial statements and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the year ended July 31, 2001 and through April 8, 2002, we did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9a.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2003. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, except as noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Prior to the filing of this report and as a result of their audit procedures, the Company’s auditors reported matters to the audit committee that came to their attention that constitute a “Reportable Condition” under the standards established by the American Institute of Certified Public Accountants. The auditors expressed their belief that the Company needs to: (i) expand its financial accounting resources at the corporate level, (ii) develop and communicate accounting policies and procedures on a corporate wide basis and (iii) enhance oversight of the accounting and financial reporting process. Recommendations from the auditors included increasing the corporate level accounting resources, evaluating the number and quality of local level resources, developing and distributing Company-wide accounting policies and procedures, enhancing oversight of accounting functions at various Company locations and of the external financial accounting and reporting process, and employing a senior level person with significant GAAP expertise with primary responsibility for oversight of financial accounting and reporting.

Commencing in the second half of the fiscal year ended July 31, 2003, as a continuation of our global consolidation efforts and responding to the increasing requirements of legislation regarding controls and accountability, we began implementing a number of steps to strengthen the Company’s financial organization, including:

•	Changes to the financial organization are being made, including changing the duties and responsibilities of various positions and the anticipated hiring of additional finance resoures. In addition, controllers for U.S. network, U.S. specialty electronic and international operations have been or will be appointed to provide greater oversight of financial and operational matters at the local operating unit level. We believe that such actions will significantly improve our overall staffing and resources.

•	The Company hired a treasurer in October 2003 to centralize risk management, cash management and other treasury functions.

•	The internal audit function was outsourced to Ernst & Young in May 2003. Ernst & Young performs the internal audit function, and is assisting the Company in implementing the requirements of Section 404 of the Sarbanes-Oxley Act. In connection with such efforts, management and Ernst & Young are reviewing the Company’s controls and procedures and are supplementing and unifying such controls and procedures as necessary.

•	Certain of the Company’s transaction processes are being centralized in the form of a shared service organization to enhance controls and provide operational efficiencies over the Company’s routine processes.

The Company will continue to review the auditor’s observations and recommendations, as well as additional actions that might be appropriate in connection therewith.

b. Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above, except as noted in item a. above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken, except as noted in item a. above.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Registrant’s directors, including compliance with Section 16 (a) of the Exchange Act and disclosure of audit committee financial experts is set forth in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 14, 2003. Such information is incorporated herein by reference.

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code of ethics is filed as an exhibit to this Annual Report on Form 10-K, and we intend to disclose any changes to or waivers from this code of ethics in future Form 8-K filings.

EXECUTIVE OFFICERS OF THE REGISTRANT

Age	Present Office and Experience

62	Ferdinand C. Kuznik has been a director of the Company since 2000, and Chief Executive Officer of the Company since December 2001. In June 2001, Mr. Kuznik retired from Motorola, Inc. where he had served since 1999 as Executive Vice President of Motorola, Inc. and President of Motorola’s operations in Europe, the Middle East and Africa. From 1997 to 1999, Mr. Kuznik served as President of Motorola’s Personal Communications Sector. Mr. Kuznik has also served as Managing Director of Philips Telecommunications and held management positions with A.D. Little and AT&T Switching Systems. Mr. Kuznik has a Dipl. Ing. Degree from the Technical University of Ostrava and a Master’s Degree in Computer Science from the Illinois Institute of Technology in Chicago.

61	George C. Graeber has been Chief Operating Officer and a director of the Company since 1998, and President of the Company since December 2001. From 1992 to 1998, Mr. Graeber served in various other positions with the Company, including Executive Vice President of the Company and President of Montrose/CDT. From 1990 to 1992 Mr. Graeber was a Vice President and General Manager of the Energy division of Anixter International, Inc., a distributor of cable and communication equipment. Mr. Graeber also was the President of the Industrial Electronic division of Brintec Corp. and a Vice President of Brand Rex Cable. Mr. Graeber has a Master’s Degree in Electrical Engineering from the University of Connecticut.

64	David R. Harden has been a Senior Vice President of CDT and President of West Penn/CDT since 1988. He founded West Penn Wire in 1971, and operated that company until 1984 when it was acquired by the Company. From 1984 until 1988 Mr. Harden was an Executive Vice President of West Penn/CDT.

42	Peter Sheehan has been an Executive Vice President of the Company since 1998. Mr. Sheehan joined the Company in 1995 in the area of international sales and marketing. Prior to joining the company Mr. Sheehan was Senior Vice President of Sales and Marketing of Berk-tek, a wire and cable company. Mr. Sheehan has a Bachelor’s Degree from Boston College.

48	William E. Cann has been Vice President and Chief Financial Officer of the Company since December 2002. From 1999 to 2002 Mr. Cann served as Senior Vice President and Chief Financial Officer of Calgon Carbon Corporation. From 1996 to 1999, Mr. Cann was Vice President and Treasurer of Reichhold, Inc. Mr. Cann has a Bachelor’s Degree in Accounting from the University of Toledo.

42	Charles B. Fromm was appointed Vice President and General Counsel of the Company in October 1997, and Secretary of the Company in 1999. Prior to joining the Company, Mr. Fromm was a Partner at Kirkland & Ellis, New York. Mr. Fromm has a Bachelor’s Degree in Business Administration and a Juris Doctor Degree from the University of Michigan.

56	Ian Mack was appointed President of European Operations in August 2000. Prior thereto, Mr. Mack was managing director of Brand Rex Limited, a division of BICC plc, a company based in the United Kingdom.

47	Robert Canny was appointed Vice President of Specialty Products in June 2002. Mr. Canny was general manager of Thermax/CDT since its acquisition by CDT in 1997, and from 1987 to 1997 served in various other positions with Thermax. Prior to joining Thermax, Mr. Canny held management and technical positions at Rockbestos, Times Fiber and RFS Cablewave Systems. Mr. Canny has a Bachelor’s Degree in Physics from Southern Connecticut State University and a Master’s Degree in Industrial Engineering from the University of New Haven.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of executive officers of the Registrant is set forth in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 14, 2003. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is set forth in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 14, 2003. Such information is incorporated herein by reference.

Equity Compensation Plan Information

As of July 31, 2003

(In thousands, except per share amounts)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category:
Equity compensation plans approved by security holders	2,215,428	$12.31	1,572,556
Equity compensation plans not approved by security holders	1,987,797	$11.67	152,449

	4,203,225	$12.01	1,725,005

Equity compensation plans not approved by security holders represent the Company’s Non-Employee Director Stock Plan (the “Non-Employee Plan”), the Long Term Performance Incentive Plan adopted in fiscal 1999 (the “1999 Plan”) and the Long Term Performance Incentive Plan (the “Stock Option Plan”) adopted in September 1993. The Non-Employee Plan provides that shares of common stock having a fair market value of $15,000 be granted annually to each non-employee director each August 1. The 1999 Plan provided for the grant of various types of incentive awards, and was canceled as to future grants as of June 9, 2003. The Stock Option Plan provides for the granting to employees and other key individuals stock options, stock appreciation rights, restricted stock, performance units and other types of incentive awards. Terms of stock options issued under the 1999 Plan and Stock Option Plan include vesting over periods ranging from three to five years, an exercise price equal to the fair market value of the stock at the date of grant, and a maximum option term of ten years from the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 14, 2003. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission on or before November 14, 2003. Such information is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	The following are filed as part of this Annual Report on Form 10-K:

a.	Report of Independent Public Accountants.

b.	Consolidated Statements of Operations for the years ended July 31, 2003, 2002 and 2001.

c.	Consolidated Balance Sheets as of July 31, 2003 and 2002.

d.	Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2002 and 2001.

e.	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2003, 2002 and 2001.

f.	Notes to Consolidated Financial Statements.

2.	The following documents are filed as part of this report:

a.	Report of Independent Public Accountants on Supplemental Schedule.

b.	Schedule II: Valuation and Qualifying Accounts for the three years ended July 31, 2003.

c.	List of Exhibits

All other schedules have been omitted because they are not applicable.

3.	List of Exhibits

3.1	Amended and Restated Certificate of Incorporation of CDT as filed with the Secretary of State of Delaware on November 10, 1993, incorporated by reference to Exhibit 3.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992), Certificate of Amendment of the Restated Certificate of Incorporation of CDT and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of CDT, as filed with the Secretary of State of Delaware on December 11, 1996 and incorporated by reference to CDT’s Registration Statement on Form 8-A/A, as filed on December 23, 1996.

3.2	By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT’s Registration Statement on Form S-3 (File No. 333-00554), as filed on February 28, 1996.

4.1	Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

4.2	Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT’s Registration Statement on Form 8-A, as filed on December 11, 1996.

4.3	Indenture, dated July 8, 2003, between Cable Design Technologies Corporation and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023.**

4.4	Registration Rights Agreements, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures.**

4.5	Form of 4.00% Convertible Subordinated Debenture due 2023 (included in the Indenture filed as Exhibit 4.3 hereto).

*10.1	CDT LongTerm Performance Incentive Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

*10.2	CDT Stock Option Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 as filed on December 22, 1993.

*10.3	Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8, as filed on May 2, 1994.

*10.4	Description of CDT Bonus Plan. Incorporated by reference to Exhibit 10.20 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

10.7	Collective Labour Agreement dated June 10, 2001, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.7 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2002.

*10.8	Form of Change in Control Agreement between CDT and each of George C. Graeber, Charles B. Fromm, Peter Sheehan and Ian Mack. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.10	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.11	Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 (File No. 333-76351).

*10.12	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.13	Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.14	Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.15	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.16	Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.17	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT’s Report on Form 10-Q as filed on March 15, 2001.

*10.18	Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT’s Report on Form 10-Q as filed on March 15, 2001.

*10.20	Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT’s Report on Form 10-Q as filed on March 13, 2002.

*10.21	Form of Change in Control Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.1 to CDT’s Report on Form 10-Q as filed on March 13, 2002.

*10.22	Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to Exhibit 10.4 to CDT’s Report on Form 10-Q as filed on March 13, 2002.

*10.23	Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT’s Report on Form 10-Q as filed on March 13, 2002.

*10.24	Form of Employment Agreement dated October 15, 2002, between Cable Design Technologies Corporation and William Cann. Incorporated by reference to Exhibit 10.21 to CDT’s report on Form 10-Q as filed December 16, 2002.

*10.25	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.22 to CDT’s report on Form 10-Q as filed on March 11, 2003.

*10.26	Amendment No. 2, dated October 9, 2001, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.24 to CDT’s report on Form 10-Q as filed on June 16, 2003.

10.27	Purchase Agreement, dated July 1, 2003, between Cable Design Technologies Corporation and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures.**

10.28	Asset Purchase Agreement dated October 22, 2002, between NORDX/CDT, Inc., Belden (Canada) Inc. and Belden Communications Company. Incorporated by reference to Exhibit 99.3 to CDT’s report on Form 10-Q as filed on December 16, 2002.

14.1	Code of Ethics.**

21.1	List of Subsidiaries of CDT.**

23.1	Consent of Deloitte & Touche LLP.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

** Filed Herein

(b)	Reports on Form 8-K

The following were filed during the quarter ended July 31, 2003:

Form 8-K dated May 28, 2003, reported under Item 9. Regulation FD Disclosure regarding the press release announcing third quarter 2003 financial results.

Form 8-K dated June 30, 2003, reported under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure regarding the press release announcing $110 million Convertible Subordinated Debenture Offering and Simultaneous Share Repurchases.

Form 8-K dated July 2, 2003, reported under Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure, regarding the agreement to issue and sell $110 million aggregate principal amount of its 4% Convertible Subordinated Debentures due 2023 through an offering within the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Cable Design Technologies Corporation

By:	/s/ Ferdinand Kuznik	October 29, 2003

Ferdinand Kuznik Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 25, 2002.

SIGNATURE	TITLE

/s/ Bryan C. Cressey Bryan C. Cressey	Chairman of the Board; Director

/s/ Ferdinand C. Kuznik Ferdinand C. Kuznik	Director; Chief Executive Officer (Principal Executive Officer)

/s/ George C. Graeber George C. Graeber	Director; President, Chief Operating Officer

/s/ William E. Cann William E. Cann	Vice President; Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael F.O. Harris Michael F.O. Harris	Director

/s/ Glenn Kalnasy Glenn Kalnasy	Director

/s/ Richard C. Tuttle Richard C. Tuttle	Director

/s/ Lance Balk Lance Balk	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:

We have audited the consolidated financial statements of Cable Design Technologies Corporation and subsidiaries as of July 31, 2003 and 2002 and for each of the three years in the period ended July 31, 2003 and have issued our report (which expresses an unqualified opinion and contains an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”) thereon dated October 27, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Cable Design Technologies Corporation and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

October 27, 2003

CABLE DESIGN TECHNOLOGIES CORPORATION

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

(Dollars in thousands)

	Balance at Beginning of Period (a)	Additions to Reserve from Acquisitions & Other Adjustments	Charged to Costs and Expenses	Reduction from Reserve	Balance at End of Period
Allowance for uncollectible accounts/sales returns:
Year Ended July 31, 2001	$6,088	$(94)	$7,144	$(7,797)	$5,341
Year Ended July 31, 2002	$5,341	$1,284	$1,428	$(1,734)	$6,319
Year Ended July 31, 2003	$6,319	$201	$2,397	$(2,768)	$6,149

(a)	Represents reserves acquired through business combinations, foreign currency translation adjustments and, in fiscal 2002, reclassifications of sales return allowances from net trade accounts receivable to allowance accounts.

CABLE DESIGN TECHNOLOGIES CORPORATION

INDEX TO EXHIBITS FILED HEREIN

JULY 31, 2003

EXHIBIT NUMBER		EXHIBIT

4.3	-	Indenture, dated July 8, 2003, between Cable Design Technologies Corporation and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023.

4.4	-	Registration Rights Agreements, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures.

4.5	-	Purchase Agreement, dated July 1, 2003, between Cable Design Technologies Corporation and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures.

14.1	-	Code of Ethics.

21.1	-	List of Subsidiaries of CDT.

23.1	-	Consent of Deloitte & Touche LLP.

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.