Form 10-Q
period 2003-10-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2003-12-15
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

Commission File No. 0-22724

CABLE DESIGN TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3601505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 North Roselle Road

Schaumburg, IL 60195

(Address of principal executive offices)

(847) 230-1900

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 12/10/03
Common Stock, $.01 Par Value	41,984,614

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of October 31, 2003, and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended October 31, 2003 and 2002. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of July 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated October 27, 2003 (which contains an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

December 10, 2003

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(In thousands, except share and per share data)

	Three months ended October 31,
	2003	2002
Net sales	$130,648	$121,041
Cost of sales	99,758	93,348

Gross profit	30,890	27,693
Selling, general and administrative expenses	23,770	23,451
Research and development expenses	1,105	1,049
Business restructuring expense, net	—	7,072

Income (loss) from operations	6,015	(3,879)
Interest expense, net	1,264	1,640
Other (income) expense, net	(128)	269

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	4,879	(5,788)
Income tax provision (benefit)	1,878	(2,301)
Minority interest in earnings of subsidiaries, net	254	88

Net income (loss) from continuing operations before cumulative effect of accounting change	2,747	(3,575)
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $293 for the three months ended October 31, 2002	—	(636)
Loss on sale of business, net of tax benefit of $12,676 for the three months ended October 31, 2002	—	(32,008)

Net loss from discontinued operations	—	(32,644)
Cumulative effect of change in accounting principle, net of tax benefit	—	(35,723)

Net income (loss)	$2,747	$(71,942)

Basic earnings (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.07	$(0.08)
Discontinued operations	—	(0.73)
Cumulative effect of accounting change	—	(0.80)

	$0.07	$(1.61)

Diluted earnings (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.07	$(0.08)
Discontinued operations	—	(0.73)
Cumulative effect of accounting change	—	(0.80)

	$0.07	$(1.61)

Basic weighted average common shares outstanding	41,501,168	44,528,305

Diluted weighted average common shares outstanding	53,824,700	44,528,305

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

(In thousands, except share and per share data)

	October 31, 2003	July 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$37,790	$32,701
Trade accounts receivable, net of allowance for uncollectible accounts of $6,068 and $6,149, respectively	80,485	79,121
Inventories	116,218	111,589
Other current assets	31,952	30,225
Assets held for sale	6,769	6,648

Total current assets	273,214	260,284
Property, plant and equipment, net	207,949	204,738
Goodwill, net	11,020	10,980
Intangible assets, net	3,562	3,740
Other assets	13,364	13,211

Total assets	$509,109	$492,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,956	$1,960
Other current liabilities	73,527	70,299
Liabilities held for sale	965	892

Total current liabilities	76,448	73,151
Long-term debt, excluding current maturities	112,337	112,730
Other non-current liabilities	24,142	24,168

Total liabilities	212,927	210,049

Minority interest in subsidiaries	7,532	7,027

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01 per share – authorized 100,000,000 shares, 48,575,687 and 48,436,803 shares issued, respectively	486	484
Paid-in capital	203,684	202,544
Deferred compensation	(701)	(727)
Retained earnings	141,225	138,478
Treasury stock, at cost, 6,761,315 shares	(65,159)	(65,188)
Accumulated other comprehensive income	9,115	286

Total stockholders’ equity	288,650	275,877

Total liabilities and stockholders’ equity	$509,109	$492,953

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Three Months Ended October 31,
	2003	2002
Cash flow from operating activities:
Net income (loss)	$2,747	$(71,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,753	5,881
Asset impairment charges	148	1,917
Loss on disposal of assets	21	44,768
Cumulative effect of change in accounting principle	—	52,480
Deferred income taxes	(53)	(30,585)
Other non-cash expenses, net	217	54
Changes in assets and liabilities:
Accounts receivable	759	7,135
Inventories	(1,962)	401
Accounts payable and accrued expenses	602	4,785
Other assets and liabilities, net	(1,851)	(1,233)

Net cash provided by operating activities	5,381	13,661

Cash flow from investing activities:
Purchases of property, plant and equipment	(1,631)	(1,025)
Proceeds from sale of assets	13	—
Proceeds from sale of discontinued operations	—	9,555

Net cash (used) provided by investing activities	(1,618)	8,530

Cash flow from financing activities:
Funds provided by long-term debt	28	1,592
Funds used to reduce long-term debt	(566)	(30,617)
Proceeds from issuance of common stock	143	—
Net proceeds from exercise of stock options	837	—

Net cash provided (used) by financing activities	442	(29,025)

Effect of exchange rate changes on cash and cash equivalents	884	(37)

Net increase (decrease) in cash and cash equivalents	5,089	(6,871)
Cash and cash equivalents, beginning of period	32,701	16,754

Cash and cash equivalents, end of period	$37,790	$9,883

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$66	$2,005

Income taxes	$1,449	$1,124

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant’s most recent Form 10-K which was filed for the fiscal year ended July 31, 2003.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Shipping and Handling

Amounts billed to customers for shipping and handling costs are included in net sales in the accompanying consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in cost of sales.

Stock-Based Compensation

The Company maintains various stock benefit plans that provide for the grant of stock options, restricted stock and other types of incentive awards to employees and other key individuals. Stock options generally are granted at fair market value at the date of grant. Options vest over periods ranging from three to five years, and have a maximum option term of ten years from the date of grant. We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. Costs associated with restricted stock grants are amortized to expense over the vesting period. Stock-based compensation expense, net of tax, recognized by the Company related to stock awards and option grants was less than $0.1 million in each of the three-month periods ended October 31, 2003 and 2002. The following table illustrates the effect on net (loss) income and net (loss) earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation for all stock-based awards:

	Three Months Ended October 31,
	2003	2002
	(In thousands, except for per share data)

Reported net income (loss)	$2,747	$(71,942)
Incremental compensation cost determined under the fair value method, net of tax	617	624

Pro forma net income (loss)	$2,130	$(72,566)

Basic earnings (loss) per share:
As reported	$0.07	$(1.61)
Pro forma	$0.05	$(1.63)
Diluted earnings (loss) per share:
As reported	$0.07	$(1.61)
Pro forma	$0.04	$(1.63)

3.	INVENTORIES

Inventories, net of reserves of $21.6 million and $24.4 million as of October 31, 2003 and July 31, 2003, respectively, of the Company consist of the following:

	October 31, 2003	July 31, 2003
	(In thousands)
Raw materials	$36,804	$34,780
Work-in-process	24,006	24,023
Finished goods	55,408	52,786

	$116,218	$111,589

4.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill attributable to each business segment for the three months ended October 31, 2003 was as follows:

	Network Communication Segment	Specialty Electronic Segment	Total
	(In thousands)
Balance, July 31, 2003	$3,073	$7,907	$10,980
Goodwill impairment	(148)	—	(148)
Currency translation	94	94	188

Balance, October 31, 2003	$3,019	$8,001	$11,020

Currently the Company performs its annual goodwill impairment review during the first fiscal quarter. This annual review resulted in an impairment charge of $0.1 million, net of tax, which is included in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations for the three months ended October 31, 2003.

The gross carrying amount and accumulated amortization of the Company’s other identifiable intangible assets as of

October 31, 2003 and July 31, 2003 are as follows:

	October 31, 2003			July 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Finite-lived intangible assets:
Patents	$5,235	$(3,779)	$1,456	$5,136	$(3,536)	$1,600
Other	1,761	(1,690)	71	1,743	(1,638)	105

	$6,996	$(5,469)	$1,527	$6,879	$(5,174)	$1,705

Indefinite-lived intangible assets:
Tradenames and trademarks			$2,035			$2,035

Total intangible assets, net			$3,562			$3,740

The change in the gross carrying amount of finite-lived intangible assets was due to the effect of currency translation. The estimated useful lives of the Company’s identifiable intangible assets with finite lives range from two to ten years. Aggregate amortization expense related to these intangible assets was $0.2 million and $0.3 million for the three-month periods ended October 31, 2003 and 2002, respectively. At October 31, 2003, estimated future amortization expense of intangible assets is as follows: $0.5 million for the remaining nine months of fiscal 2004 and $0.6 million, $0.2 million, and $0.2 million in fiscal 2005, 2006, and 2007, respectively. There is no amortization expense estimated for either fiscal 2008 or 2009 as the Company’s intangible assets are expected to be fully amortized.

The Company performed the annual impairment review of its indefinite-lived intangible assets as of August 1, 2003 by comparing the fair value of each asset to its carrying value. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology). Based on these tests, the Company concluded that none of its tradenames or trademarks was impaired.

5.	FINANCING ARRANGEMENTS

On July 8, 2003, the Company issued $110.0 million aggregate principal amount of unsecured subordinated notes. The notes are convertible into shares of our common stock, at an initial conversion price of $9.0345 per share, upon the occurrence of certain events. The conversion price is subject to adjustment under certain circumstances. Holders may surrender their notes for conversion upon satisfaction of any of the following conditions: the closing sale price of our common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading day period ending on the trading day prior to the date of surrender; the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; if the Company has called the debentures for redemption; or upon the occurrence of specified corporate transactions, as specified in the Indenture. Interest of 4.0% is payable semi-annually in arrears, commencing January 15, 2004. The notes mature July 15, 2023, if not previously redeemed. The Company may redeem some or all of the notes on or after July 21, 2008 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. Holders may require us to purchase all or part of their notes on July 15, 2008, July 15, 2013 or July 15, 2018 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of our common stock or a combination of cash and our common stock, at our option. The proceeds from the issuance of the notes were used to reduce all borrowings under the Company’s $150.0 million U.S. credit facility, including amounts outstanding under its $65.0 million revolving Canadian facility that was supported by a letter of credit under the U.S. facility. The U.S. facility was terminated on August 11, 2003, except with respect to $2.4 million of letters of credit that remain outstanding. The bank issuing the letters of credit remains the sole lender under such facility.

6.	COMMITMENTS AND CONTINGENCIES

The Company had outstanding letters of credit in the amount of $2.4 million as of October 31, 2003. The Company also maintains a $1.2 million bond in connection with workers’ compensation self-insurance in the state of Massachusetts.

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Product warranty accruals as of October 31, 2003 and July 31, 2003 as well as the related charges for the three-month period ended October 31, 2003 were not material.

The Company remains responsible for providing post-retirement benefits to employees of the discontinued NORCOM operating unit (see Note 11 “Discontinued Operations”) who retired prior to the sale closing or who retire during the two years following the sale closing. The union has filed a grievance regarding the Company’s policy with respect to the provision of certain post-retirement benefits to a survivor after the death of the retiree. The Company has denied this grievance, and the matter is scheduled to go to arbitration. As of October 31, 2003, management believes that a loss relating to this matter is not probable. The estimated contingent liability involved, based on current actuarial assumptions, is $0.9 million.

7.	EARNINGS (LOSS) PER COMMON SHARE

Basic (loss) earnings per common share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are computed based on the weighted average common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s common stock during the period.

	Three Months Ended October 31,
	2003	2002
	(In thousands, except share and per share data)
Numerator:
Net income (loss) from continuing operations before cumulative effect of accounting change for basic earnings (loss) per common share	$2,747	$(3,575)
Effect of potentially dilutive securities:
Interest and amortization of debt issuance costs applicable to convertible notes, net of tax	765	—

Net income (loss) from continuing operations before cumulative effect of accounting change for diluted earnings (loss) per common share	3,512	(3,575)
Net loss from discontinued operations	—	(32,644)
Cumulative effect of accounting change	—	(35,723)

Net income (loss) for basic earnings (loss) per common share	$2,747	$(71,942)

Net income (loss) for diluted earnings (loss) per common share	$3,512	$(71,942)

Denominator:
Basic weighted average common shares outstanding	41,501,168	44,528,305
Potentially dilutive common shares	12,323,532	—

Diluted weighted average common shares outstanding	53,824,700	44,528,305

Basic earnings (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.07	$(0.08)
Discontinued operations	—	(0.73)
Cumulative effect of accounting change	—	(0.80)

	$0.07	$(1.61)

Diluted earnings (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.07	$(0.08)
Discontinued operations	—	(0.73)
Cumulative effect of accounting change	—	(0.80)

	$0.07	$(1.61)

As a result of the net loss reported for the three months ended October 31, 2002, common stock equivalents totaling 14,243 were excluded from the calculation of diluted loss per common share due to their anti-dilutive effect. Additionally, options to purchase 3,624,487 and 4,573,595 shares of common stock were outstanding during the three-month periods ended October 31, 2003 and 2002, respectively, but were excluded from the computation of potentially dilutive common shares as the options’ exercise prices were greater than the average market price of the common stock for the respective periods. Potentially dilutive common shares for the three months ended October 31, 2003 include 12,175,549 shares issuable upon the assumed conversion of convertible notes. See Note 5 “Financing Arrangements” for further discussion of the convertible notes.

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

The Company evaluates segment performance based on operating profit, excluding business restructuring expenses, after allocation of Corporate expenses. No business restructuring expenses were incurred during the three months ended October 31, 2003. Business restructuring expenses of $7.1 million were recognized in the three-month period ended October 31, 2002, of which approximately $5.6 million was associated with operations in the Network Communication segment. See Note 10 “Business Restructuring Expenses” for further discussion.

The Company has no inter-segment revenues. Summarized financial information for the Company’s business segments is as follows:

Three Months Ended October 31,	Network Communication Segment	Specialty Electronic Segment	Total
	(In thousands)
Net Sales:
2003	$76,165	$54,483	$130,648
2002	$71,485	$49,556	$121,041
Segment Operating Profit (Loss):
2003	$761	$5,254	$6,015
2002	$(654)	$3,847	$3,193
Total Assets:
October 31, 2003	$309,317	$199,792	$509,109
July 31, 2003	$293,173	$199,780	$492,953

Segment operating profit differs from consolidated income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle reported in the consolidated statements of operations as follows:

	Three Months Ended October 31,
	2003	2002
	(In thousands)
Segment operating profit	$6,015	$3,193
Business restructuring expense, net	—	7,072
Interest expense, net	1,264	1,640
Other (income) expense, net	(128)	269

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$4,879	$(5,788)

9.	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and minimum pension liability adjustments. The components of comprehensive income (loss) for the three-month periods ended October 31, 2003 and 2002 are as follows:

	Three Months Ended October 31,
	2003	2002
	(In thousands)
Net income (loss)	$2,747	$(71,942)
Currency translation adjustments	8,829	1,591
Minimum pension liability adjustments, net of tax	—	(704)

Comprehensive income (loss)	$11,576	$(71,055)

10.	BUSINESS RESTRUCTURING EXPENSES

There were no business restructuring activities undertaken during the three months ended October 31, 2003. During the three months ended October 31, 2002, the Company incurred business restructuring expenses of $7.1 million, including severance and other employee termination costs of approximately $3.7 million, asset impairment charges related to property and equipment to be abandoned or held for sale of approximately $2.0 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with facility consolidations of $0.6 million. The operating leases expire at various dates through July 31, 2005.

The following table displays the activity related to previously implemented restructuring plans for the three months ended October 31, 2003:

	Severance and other employee costs	Lease payments and other costs	Total
	(In thousands)
Restructuring reserve, July 31, 2003	$1,706	$754	$2,460
Cash expenditures	(685)	(118)	(803)
Currency translation and other	64	30	94

Restructuring reserve, October 31, 2003	$1,085	$666	$1,751

The Company continues to review its business strategies and evaluate further potential restructuring actions, which could result in additional restructuring charges in future periods.

11.	DISCONTINUED OPERATIONS

On October 31, 2002, the Company sold substantially all of the operating assets (consisting principally of accounts receivable, inventory and fixed assets) of its NORCOM operating unit, a manufacturer of outside plant and central office cables located in Kingston, Ontario. The assets were sold for $11.3 million of cash, plus assumption by the buyer of certain current liabilities. The sale agreement provides for contingent additional purchase price of up to $8.1 million over a three year period, primarily dependent on the purchaser’s achievement of future business levels and sales of certain inventory items. Under the sale agreement, the Company retained various liabilities, including certain pension and postretirement obligations related to the transferred employees. See Note 6 “Commitments and Contingencies” and Note 12 “Pension and Other Employee Benefits”.

Net sales and pretax operating loss of the discontinued NORCOM operations were $13.3 million and $0.9 million, respectively, for the three-month period ending October 31, 2002. The results of operations for NORCOM have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented.

12.	PENSION AND OTHER EMPLOYEE BENEFITS

During the three months ended October 31, 2002, the Company recognized a curtailment loss of $2.3 million resulting from the sale of NORCOM (see Note 11 “Discontinued Operations”). The curtailment loss was recorded in “Loss on sale of business” in the accompanying condensed consolidated statement of operations.

Certain of the Company’s pension liabilities with respect to employees of the discontinued operation are expected to be settled during or prior to fiscal 2005. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the cost to settle these liabilities will be recognized at the settlement date when the liabilities are funded in cash or through the purchase of annuities. The Company estimates the cost of settlement to be $2 to $3 million based on current actuarial assumptions.

13.	SUBSEQUENT EVENTS

On November 24, 2003 the Company entered into a sale and royalty agreement pertaining to certain assets and products of its AWI/CDT subsidiary. The Company expects to divest of the remaining AWI/CDT operations during fiscal 2004. The results of AWI/CDT for the three months ended October 31, 2003 were not material, and the Company anticipates that any gain or loss on the disposal of AWI/CDT will not be material, to the Company’s consolidated results of operations.

On November 3, 2003 the Company granted 150,000 shares of restricted stock (the “grant”) to its Chief Executive Officer and canceled 500,000 option shares that had previously been granted to such officer. Terms of the grant included immediate vesting of 36% of the shares (representing the percentage of the option grant that was vested at the option cancellation date) and vesting of the remaining shares in equal installments on December 10 of each year, commencing 2003, through 2006. Stock compensation expense related to the grant is estimated to be approximately $1.5 million, of which approximately $0.9 million is expected to be recognized in the Company’s second fiscal quarter ending January 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Cable Design Technologies Corporation (the “Company”) is a leading manufacturer of technologically advanced connectivity products for the global Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic and optical transmission of data, voice and multimedia. Products included in this segment are high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

Our industry is dynamic and we believe it may be entering a period of consolidation. We continue to evaluate our position in the industry, particularly given changes relating to key participants. We periodically explore and engage in discussions regarding business opportunities in our industry and related industries, including acquisitions, divestitures and other business combinations.

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations

Three Months Ended October 31, 2003 Compared to

Three Months Ended October 31, 2002

Sales for the three months ended October 31, 2003 (“first quarter 2004”) increased 7.9% to $130.6 million compared to $121.0 million for the three months ended October 31, 2002 (“first quarter 2003”). The increase in sales was primarily due to the favorable effect of foreign currency translation on the Company’s European and Canadian revenues as a result of the weaker U.S. dollar relative to last year. Network Communication segment sales increased $4.7 million, or 6.6%, to $76.2 million for the first quarter 2004 compared to $71.5 million for the first quarter 2003. The increase in Network Communication segment sales was primarily due to the effect of currency translation, as well as increased sales of telecommunications products in the European marketplace. Specialty Electronic segment sales for the quarter were $54.5 million compared to $49.6 million for the same period last year, an increase of 9.9%. Approximately half of the increase in sales for this segment was due to the effect of currency translation. Increases in sales of specialty cable for video applications and sales of products for the commercial aviation marketplace also contributed to the quarter over quarter increase. Sales outside of North America increased 17.4%, to $50.6 million for the first quarter 2004 compared to $43.1 million for the first quarter 2003. The increase in sales outside of North America was primarily due to the favorable effect of foreign currency translation, as well as increased sales of both Network Communication products, primarily for telecommunication applications, and Specialty Electronic products, primarily industrial cables, in Western Europe.

Gross profit for the first quarter 2004 was $30.9 million compared to $27.7 million for the first quarter 2003, and the gross margin was 23.6% compared to 22.9% last year. The increase in the gross margin was primarily a result of a higher gross margin for the Network Communication segment due to the absence in the current year of certain costs, primarily employee-related, that were associated with the NORCOM operations which were sold in the first quarter 2003.

Selling, general and administrative expenses (“SG&A”) for the first quarter 2004 increased $0.3 million, to $23.8 million compared to $23.5 million for the same period last year. The increase in SG&A was primarily due to the higher sales volume and the impact of foreign currency translation, which were partially offset by lower fixed costs. SG&A as a percentage of sales decreased to 18.2% for the first quarter 2004 compared to 19.4% for the first quarter 2003. The improvement in SG&A as a percentage of sales on a quarter over quarter basis was primarily due to a reduction in employee related costs through previous restructuring actions. Research and development expenses were $1.1 million in the current year period, compared to $1.0 million for first quarter 2003.

No business restructuring expenses were incurred in the first quarter 2004, compared to expenses of $7.1 million incurred in the first quarter 2003. The prior year business restructuring expenses represented costs to consolidate four facilities into other Company operations and consisted primarily of severance and other employee related costs and asset impairment charges.

Interest expense was $1.3 million for the first quarter 2004, a decrease of $0.3 million compared to interest expense of $1.6 million for the same period last year. The decrease in interest expense was due to a lower average interest rate on outstanding borrowings during the first quarter 2004.

The Company continually evaluates its annual effective tax rate based on actual and projected results of operations and adjusts the current period tax provision or benefit accordingly. The effective tax rate for the first quarter 2004 was 38.5%, compared to a tax benefit for the first quarter 2003 of 39.8%.

Net income from continuing operations before cumulative effect of accounting change for the first quarter 2004 was $2.7 million, or $0.07 per diluted share, compared to a net loss from continuing operations before cumulative effect of accounting change of $3.6 million, or $0.08 per diluted share, for the first quarter 2003. The increase in net income from continuing operations compared to the prior year period was primarily due to the absence of restructuring expenses in the current year period as well as the improvement in gross margin.

Financial Condition

Liquidity and Capital Resources

The Company generated $5.4 million of net cash from operating activities during the first three months of 2004, net of a $2.5 million increase in operating working capital. The increase in operating working capital for the period includes an increase in inventory of $2.0 million, primarily attributable to higher inventory levels required at certain European subsidiaries for specific customer orders. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash used for investing activities of $1.6 million primarily represented amounts expended for capital additions. Net cash provided by financing activities of $0.4 million includes approximately $1.0 million of proceeds received from the exercise of stock options and issuance of common stock pursuant to the Company’s employee stock purchase plan, which were partially offset by a net reduction of outstanding debt of $0.5 million.

On July 8, 2003, the Company issued $110.0 million aggregate principal amount of unsecured subordinated notes. The notes are convertible into shares of our common stock, at an initial conversion price of $9.0345 per share, upon the occurrence of certain events, and the conversion price is subject to adjustment under certain circumstances. Interest of 4.0% is payable semi-annually in arrears, commencing January 15, 2004. The notes mature July 15, 2023, if not previously redeemed. The Company may redeem some or all of the notes on or after July 21, 2008 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. Holders may require us to purchase all or part of their notes on July 15, 2008, July 15, 2013 or July 15, 2018 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of our common stock or a combination of cash and our common stock, at our option. The proceeds from the issuance of the notes were used to reduce all borrowings under the Company’s $150.0 million U.S. credit facility, including amounts outstanding under its $65.0 million revolving Canadian facility that was supported by a letter of credit under the U.S. facility. The U.S. facility was terminated on August 11, 2003, except with respect to $2.4 million of letters of credit that remain outstanding. The bank issuing the letters of credit remains the sole lender under such facility.

The Company’s principal sources of liquidity in the short-term are cash and cash equivalents and cash flows provided by operations. The Company is reviewing the potential implementation of a new credit facility to serve as an additional source of funds. Based on current expectations, management believes that the Company’s available cash, cash flow from operations and the ability to secure a new credit facility will provide it with sufficient liquidity to meet its current liquidity needs.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. Management believes that as of October 31, 2003, there has been no material change to this information.

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

Business Seasonality

The Company’s results for the second quarter ending in January are typically the weakest in our fiscal year. This is due to a combination of the holiday season and fewer working days, adverse weather conditions, year-end inventory alignment by customers and, in the past couple of years, lower demand due to a slow economy. The early indications are that these trends will continue for our second quarter ending January 31, 2004.

Forward-Looking Statements — Under the Private Securities Litigation Act of 1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance and available liquidity, future debt reduction or incurrence, amount, or date of recognition of, future pension obligations, and the Company’s or management’s beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, litigation exposure, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, and other Securities and Exchange Commission filings. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There was no material change in the Company’s exposure to market risk from July 31, 2003.

Item 4.	Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2003. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, except as noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above, except as noted below. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken, except as noted below.

The Company’s Annual Report on Form 10-K for the year ended July 31, 2003 disclosed certain matters that had been identified by the Company’s auditors and which constituted a “Reportable Condition” under the standards established by the American Institute of Certified Public Accountants. The Company is currently addressing these matters and implementing appropriate measures where necessary.

The Company is in the process of implementing the requirements for Section 404 of Sarbanes-Oxley. In May 2003, the company retained Ernst & Young LLP to assist management in such implementation. Internal controls and procedures are being documented and reviewed and if weaknesses are identified appropriate remediation plans will be implemented. Beginning in January, the company anticipates testing such internal controls and related procedures with the assistance of Ernst & Young. The company expects this process to continue at least through the end of its third fiscal quarter.

See also Item 9a in the company’s Annual Report on Form 10-K for the year ended July 31, 2003.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of CDT as filed with the Secretary of State of Delaware on November 10, 1993, incorporated by reference to Exhibit 3.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992), Certificate of Amendment of the Restated Certificate of Incorporation of CDT and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of CDT, as filed with the Secretary of State of Delaware on December 11, 1996 and incorporated by reference to CDT’s Registration Statement on Form 8-A/A, as filed on December 23, 1996.

3.2	By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT’s Registration Statement on Form S-3 (File No. 333-00554), as filed on February 28, 1996.

4.1	Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

4.2	Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT’s Registration Statement on Form 8-A, as filed on December 11, 1996.

4.3	Indenture, dated July 8, 2003, between Cable Design Technologies Corporation and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023. Incorporated by reference to Exhibit 4.3 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

4.4	Registration Rights Agreements, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures. Incorporated by reference to Exhibit 4.4 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

4.5	Purchase Agreement, dated July 1, 2003, between Cable Design Technologies Corporation and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures. Incorporated by reference to Exhibit 4.5 to CDT’s report on Form 10-K, as filed on October 29, 2003.

4.6	Form of 4.00% Convertible Subordinated Debenture due 2023 (included in the Indenture filed as Exhibit 4.3 hereto.)

*10.1	CDT Long-Term Performance Incentive Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

*10.2	CDT Stock Option Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 as filed on December 22, 1993.

*10.3	Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8, as filed on May 2, 1994.

*10.4	Description of CDT Bonus Plan. Incorporated by reference to Exhibit 10.20 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

10.5	Collective Labour Agreement dated June 10, 2001, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.7 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2002.

*10.6	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.7	Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 (File No. 333-76351).

*10.8	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.9	Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.10	Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.11	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.12	Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.13	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT’s Report on Form 10-Q as filed March 15, 2001.

*10.14	Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT’s Report on Form 10-Q as filed March 15, 2001.

*10.15	Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.16	Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to Exhibit 10.4 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.17	Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.18	Form of Employment Agreement dated October 15, 2002, between Cable Design Technologies Corporation and William Cann. Incorporated by reference to Exhibit 10.21 to CDT’s report on Form 10-Q as filed December 16, 2002.

*10.19	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.22 to CDT’s report on Form 10-Q as filed December 16, 2002.

*10.20	Amendment No. 2, dated October 9, 2001, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.24 to CDT’s report on Form 10-Q, as filed on June 16, 2003.

10.21	Asset Purchase Agreement dated October 22, 2002, between NORDX/CDT, Inc., Belden (Canada) Inc. and Belden Communications Company. Incorporated by reference to Exhibit 99.3 to CDT’s report on Form 10-Q, as filed December 16, 2002.

*10.22	Form of Change in Control Agreement dated October 6, 2003, between Cable Design Technologies Corporation and Ferdinand C. Kuznik.**

*10.23	Form of Ferdinand C. Kuznik Restricted Stock Grant dated November 3, 2003, under the Supplemental Long-Term Performance Incentive Plan.**

*10.24	Form of Change in Control Agreement between CDT and each of George C. Graeber, William Cann, Charles B. Fromm, Robert Canny, David R. Harden, Peter Sheehan and Ian Mack.**

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

15.1	Letter of Deloitte & Touche LLP regarding unaudited interim financial statement information.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Filed Herewith

(b)	Reports on Form 8-K:

The following were filed during the quarter ended October 31, 2003:

Form 8-K dated October 7, 2003, reported under Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition regarding the press release announcing fourth quarter 2003 financial results.

Form 8-K dated October 31, 2003, reported under Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition regarding the press release announcing a change to fourth quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE DESIGN TECHNOLOGIES CORPORATION

/s/ FERDINAND C. KUZNIK

December 15, 2003	Ferdinand C. Kuznik Chief Executive Officer

/s/ WILLIAM E. CANN

December 15, 2003	William E. Cann Vice President and Chief Financial Officer