Form 10-Q
period 2004-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2004-03-16
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2004
Common Stock, $.01 Par Value	42,048,945

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SECOND QUARTER 2004 FORM 10-Q

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of January 31, 2004, the related condensed consolidated income statements for the three-month and six-month periods ended January 31, 2004 and 2003, the related condensed consolidated statements of cash flows for the six-month periods ended January 31, 2004 and 2003, and the related condensed consolidated statement of changes in stockholders’ equity for the six months ended January 31, 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of July 31, 2003, and the related consolidated statements of income, of cash flows, and of stockholders’ equity for the year then ended (not presented herein); and in our report dated October 27, 2003 (which contains an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”), we expressed an unqualified opinion on those condensed consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, IL

March 12, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cable Design Technologies Corporation and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(in thousands, except share and per share amounts)	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003
Net sales	$121,199	$112,024	$251,847	$233,065
Cost of sales	96,134	86,154	195,892	179,502

Gross profit	25,065	25,870	55,955	53,563
Selling, general and administrative expenses	26,267	21,755	50,037	45,206
Research and development expenses	1,150	804	2,255	1,853
Gain on sale of assets	(133)	—	(133)	—
Business restructuring (income) expense, net	(22)	1,456	(22)	8,528

(Loss) income from operations	(2,197)	1,855	3,818	(2,024)
Interest expense, net	1,241	1,451	2,505	3,091
Other expense (income), net	4	(20)	(124)	249

(Loss) income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(3,442)	424	1,437	(5,364)
Income tax (benefit) provision	(238)	118	1,640	(2,183)
Minority interest in earnings of subsidiaries, net	218	140	472	228

Net (loss) income from continuing operations before cumulative effect of accounting change	(3,422)	166	(675)	(3,409)
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $293 for the six months ended January 31, 2003	—	—	—	(636)
Loss on sale of business, net of tax benefit of $12,676 for the six months ended January 31, 2003	—	—	—	(32,008)

Net loss from discontinued operations	—	—	—	(32,644)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	(35,723)

Net (loss) income	$(3,422)	$166	$(675)	$(71,776)

Basic and diluted (loss) earnings per common share:
Continuing operations before cumulative effect of accounting change	$(0.08)	$0.00	$(0.02)	$(0.08)
Discontinued operations	—	—	—	(0.73)
Cumulative effect of accounting change	—	—	—	(0.80)

	$(0.08)	$0.00	$(0.02)	$(1.61)

Basic weighted average common shares outstanding	41,702,078	44,536,876	41,601,624	44,514,925

Diluted weighted average common shares outstanding	41,702,078	44,637,538	41,601,624	44,514,925

The accompanying notes are an integral part of these statements.

Cable Design Technologies Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share amounts)	January 31, 2004	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$41,454	$32,701
Trade accounts receivable, net of allowance for uncollectible accounts of $5,975 and $6,149, respectively	79,349	79,121
Inventories	119,390	111,589
Other current assets	33,041	30,225
Assets held for sale	3,968	6,648

Total current assets	277,202	260,284
Property, plant and equipment, net	210,356	204,738
Goodwill, net	11,491	10,980
Intangible assets, net	3,432	3,740
Other assets	10,772	12,156

Total assets	$513,253	$491,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,984	$1,960
Other current liabilities	69,854	69,244
Liabilities held for sale	—	892

Total current liabilities	71,838	72,096
Long-term debt, excluding current maturities	111,921	112,730
Other non-current liabilities	25,614	24,168

Total liabilities	209,373	208,994

Minority interest in subsidiaries	8,172	7,027

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01 per share – authorized 100,000,000 shares, 48,805,628 and 48,436,803 shares issued, respectively	488	484
Paid-in capital	205,806	202,544
Deferred compensation	(1,194)	(727)
Retained earnings	137,803	138,478
Treasury stock, at cost, 6,773,666 and 6,764,312 shares, respectively	(65,282)	(65,188)
Accumulated other comprehensive income	18,087	286

Total stockholders’ equity	295,708	275,877

Total liabilities and stockholders’ equity	$513,253	$491,898

The accompanying notes are an integral part of these statements.

Cable Design Technologies Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended January 31,
(in thousands)	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(675)	$(71,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,766	10,456
Asset impairment charges	148	1,917
(Gain) loss on disposal of assets	(74)	44,770
Cumulative effect of change in accounting principle	—	52,480
Deferred income taxes	373	(30,922)
Other non-cash expenses, net	1,280	237
Changes in assets and liabilities:
Accounts receivable	4,580	14,164
Inventories	(2,890)	3,006
Accounts payable and accrued expenses	(4,594)	(3,592)
Other assets and liabilities, net	604	(529)

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	8,518	20,211

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,129)	(2,986)
Acquisition of businesses, including transaction costs, net of cash acquired	—	(261)
Proceeds from sale of assets	1,453	189
Proceeds from sale of discontinued operations	—	9,555

NET CASH FLOW (USED) PROVIDED BY INVESTING ACTIVITIES	(1,676)	6,497

CASH FLOW FROM FINANCING ACTIVITIES:
Net change in demand note borrowings	—	27
Funds provided by long-term debt	1,521	19,178
Funds used to reduce long-term debt	(2,802)	(50,064)
Proceeds from issuance of common stock	296	198
Repurchase of common stock	(293)	—
Net proceeds from exercise of stock options	1,423	—

NET CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES	145	(30,661)

Effect of exchange rate changes on cash and cash equivalents	1,766	562

Net increase (decrease) in cash and cash equivalents	8,753	(3,391)
Cash and cash equivalents, beginning of period	32,701	16,754

Cash and cash equivalents, end of period	$41,454	$13,363

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,438	$3,146

Income taxes	$3,516	$1,925

The accompanying notes are an integral part of these statements.

Cable Design Technologies Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands, except share amounts)	Common Stock		Paid-In Capital	Common Stock Issuable	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, July 31, 2003	48,436,803	$484	$202,544	$—	$138,478	$(65,188)	$(727)	$286	$275,877

Net loss	—	—	—	—	(675)	—	—	—	(675)
Currency translation adjustments	—	—	—	—	—	—	—	17,801	17,801

Comprehensive income									17,126
Exercise of options and related tax benefits	153,291	2	1,333	—	—	199	—	—	1,534
Restricted stock grants	161,625	1	1,526	—	—	—	(1,527)	—	—
Purchase of 30,000 shares treasury stock	—	—	—	—	—	(293)	—	—	(293)
Employee stock purchase plan shares issued	53,909	1	301	—	—	—	—	—	302
Stock compensation expense	—	—	102	—	—	—	1,060	—	1,162

Balance, January 31, 2004	48,805,628	$488	$205,806	$—	$137,803	$(65,282)	$(1,194)	$18,087	$295,708

The accompanying notes are an integral part of these statements.

Cable Design Technologies Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent Form 10-K which was filed for the fiscal year-ended July 31, 2003.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling costs are included in net sales, and shipping and handling costs incurred by the Company for the delivery of goods to customers are included in cost of sales in the accompanying consolidated income statements.

Stock-Based Compensation

The Company maintains various stock benefit plans that provide for the grant of stock options, restricted stock and other types of incentive awards to employees and other key individuals. Stock options generally are granted at fair market value at the date of grant. Options vest over periods ranging from three to five years, and have a maximum option term of ten years from the date of grant. Compensation expense for stock-based employee compensation plans is measured using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. Costs associated with restricted stock grants are amortized to expense over the vesting period. Stock-based compensation (income) expense, net of tax, recognized by the Company related to stock awards and option grants was $(1.2) million and $0.5 million for the three month periods ended January 31, 2004 and 2003 respectively and $(0.6) million and $1.1 million for the six month periods ended January 2004, and 2003, respectively. The following table illustrates the effect on net (loss) income and net (loss) earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation for all stock-based awards:

	Three Months Ended January 31,		Six Months Ended January 31,
(in thousands, except per share data)	2004	2003	2004	2003
Reported net (loss) income	$(3,422)	$166	$(675)	$(71,776)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	1,030	163	1,202	258
Less: Total stock-based incremental compensation (income) expense determined under the fair value method, net of tax	(137)	622	642	1,341

Pro forma net (loss) income	$(2,255)	$(293)	$(115)	$(72,859)

Basic and diluted (loss) earnings per share:
As reported	$(0.08)	$0.00	$(0.02)	$(1.61)
Pro forma	(0.05)	(0.01)	0.00	(1.64)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of stock options used to compute pro forma net (loss) income for the three and six months ended January 31, 2004, resulted in additional income because a substantial number of previously granted options had been forfeited and the cumulative reversal of pro forma expense related to these options exceeded the pro forma expense related to the remaining outstanding options.

On November 3, 2003, the Company granted 150,000 shares of restricted stock (the “grant”) to an officer of the Company and cancelled 500,000 option shares that had previously been granted to such officer. Terms of the grant included immediate vesting of 36% of the shares (representing the percentage of the option grant that was vested at the option cancellation date) and vesting of the remaining shares in equal installments on December 10 of each year, commencing 2003, through 2006. Stock compensation expense related to the grant is estimated to be approximately $1.5 million, of which approximately $0.9 million was recognized in the Company’s second fiscal quarter ending January 31, 2004.

NOTE 2 - (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share are computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding. Diluted (loss) earnings per common share are computed based on the weighted average common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s common stock during the period.

	Three Months Ended January 31,		Six Months Ended January 31,
(in thousands, except share and per share data)	2004	2003	2004	2003
Numerator:
Net (loss) income from continuing operations before cumulative effect of accounting change for basic (loss) earnings per common share	$(3,422)	$166	$(675)	$(3,409)
Effect of potentially dilutive securities:
Interest and amortization of debt issuance costs applicable to convertible notes, net of tax	—	—	—	—

Net (loss) income from continuing operations before cumulative effect of accounting change for diluted (loss) earnings per common share	(3,422)	166	(675)	(3,409)
Net loss from discontinued operations	—	—	—	(32,644)
Cumulative effect of accounting change	—	—	—	(35,723)

Net (loss) income for basic and diluted (loss) earnings per common share	$(3,422)	$166	$(675)	$(71,776)

Denominator:
Basic weighted average common shares outstanding	41,702,078	44,536,876	41,601,624	44,514,925
Potentially dilutive common shares	—	100,662	—	—

Diluted weighted average common shares outstanding	41,702,078	44,637,538	41,601,624	44,514,925

Basic and diluted (loss) earnings per common share:
Continuing operations before cumulative effect of accounting change	$(0.08)	$0.00	$(0.02)	$(0.08)
Discontinued operations	—	—	—	(0.73)
Cumulative effect of accounting change	—	—	—	(0.80)

	$(0.08)	$0.00	$(0.02)	$(1.61)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the net loss from continuing operations reported for the three and six months ended January 31, 2004, and the six months ended January 31, 2003, common stock equivalents totaling 228,801; 188,391; and 49,292 respectively, were excluded from the calculation of diluted loss per common share due to their anti-dilutive effect. Additionally, options outstanding which were excluded from the computation of common stock equivalents as the options’ exercise prices were greater than the average market price of the common stock totaled 2,446,687 and 3,952,475 for the three months and 3,264,747 and 4,409,475 for the six months ended January 31, 2004 and 2003, respectively. Potentially dilutive common shares for the three and six month periods ended January 31, 2004, exclude 12,175,549 shares issuable upon the assumed conversion of convertible notes due to their anti-dilutive effect. See Note 7 “Long-term Debt and Financing Arrangements” for further discussion of the convertible notes.

NOTE 3 - DIVESTITURES AND DISCONTINUED OPERATIONS

On December 23, 2003, the Company sold its interest in Stronglink Pty. Ltd. of Australia. The results of Stronglink for the three and six months ended January 31, 2004 and 2003, and the gain on disposal were not material to the Company’s consolidated income statement.

On November 24, 2003, the Company entered into a sales and royalty agreement pertaining to certain assets and products of its AWI/CDT subsidiary. The Company expects to divest the remaining AWI/CDT operations during fiscal 2004. The results of AWI/CDT for the three and six months ended January 31, 2004, were not material, and the Company anticipates that any gain or loss on the disposal of AWI/CDT will not be material to the Company’s consolidated income statement.

On October 31, 2002, the Company sold to Belden Inc. substantially all of the operating assets (consisting principally of accounts receivable, inventory and fixed assets) of its NORCOM operating unit, a manufacturer of outside plant and central office cables located in Kingston, Ontario. The assets were sold for $11.3 million of cash, plus assumption by the buyer of certain current liabilities. The sales agreement provides for a contingent additional purchase price of up to $8.1 million over a three-year period, primarily dependent on the purchaser’s attainment of future business levels and sales of certain inventory items. Under the sales agreement, the Company retained various liabilities, including certain pension and postretirement obligations related to the transferred employees. See Note 8 “Commitments and Contingencies” and Note 10 “Pension and Other Employee Benefits”.

Net sales and pretax operating loss of the discontinued NORCOM operations for the six month period ending January 31, 2003, were $13.3 million and $0.9 million, respectively. The results of operations for NORCOM have been reported separately as discontinued operations in the consolidated income statements for all periods presented.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is recorded in the Stockholders’ Equity section of the consolidated balance sheets and consists of net (loss) income, foreign currency translation adjustments and minimum pension liability adjustments. As of January 31, 2004, the components of accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity were $21.0 million in cumulative currency translation adjustments partially offset by $2.9 million in minimum pension liability adjustments, net of tax. The components of comprehensive income (loss) for the three and six month periods ended January 31, 2004 and 2003, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(in thousands)	2004	2003	2004	2003
Net (loss) income	$(3,422)	$166	$(675)	$(71,776)
Currency translation adjustments	8,972	7,536	17,801	9,127
Minimum pension liability adjustments, net of tax	—	—	—	(704)

Comprehensive income (loss)	$5,550	$7,702	$17,126	$(63,353)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - INVENTORIES

Inventories, net of reserves of $21.6 million and $24.4 million as of January 31, 2004 and July 31, 2003, respectively, of the Company consist of the following:

(in thousands)	January 31, 2004	July 31, 2003
Raw materials	$36,871	$34,780
Work-in-process	24,850	24,023
Finished goods	57,669	52,786

	$119,390	$111,589

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventory costs include material, labor and manufacturing overhead.

NOTE 6 - GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill attributable to each business segment for the six months ended January 31, 2004, was as follows:

(in thousands)	Network Communication Segment	Specialty Electronic Segment	Total
Balance, July 31, 2003	$3,073	$7,907	$10,980
Goodwill impairment	(148)	—	(148)
Currency translation adjustment	319	340	659

Balance, January 31, 2004	$3,244	$8,247	$11,491

Currently, the Company performs its annual goodwill impairment review during the first fiscal quarter. This annual review resulted in an impairment charge of $0.1 million, net of tax, which is included in “Selling, general and administrative expenses” in the accompanying consolidated income statement for the six months ended January 31, 2004.

The gross carrying amount and accumulated amortization of the Company’s other identifiable intangible assets as of January 31, 2004, and July 31, 2003, are as follows:

	January 31, 2004			July 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Patents	$5,492	$(4,159)	$1,333	$5,136	$(3,536)	$1,600
Other	1,809	(1,745)	64	1,743	(1,638)	105

	$7,301	$(5,904)	$1,397	$6,879	$(5,174)	$1,705

Indefinite-lived intangible assets:
Tradenames and trademarks			$2,035			$2,035

Total intangible assets, net			$3,432			$3,740

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The change in the gross carrying amount of finite-lived intangible assets was due to the effect of currency translation. The estimated useful lives of the Company’s identifiable intangible assets with finite lives range from two to ten years. Aggregate amortization expense related to these intangible assets was $0.4 million and $0.6 million for the six-month periods ended January 31, 2004 and 2003, respectively. At January 31, 2004, estimated future amortization expense of intangible assets is as follows: $0.4 million for the remaining six months of fiscal 2004 and $0.7 million, $0.2 million, and $0.1 million in fiscal 2005, 2006, and 2007, respectively. The Company expects to fully amortize its intangible assets by the end of fiscal 2007. As a result, there is no amortization expense estimated for either fiscal 2008 or 2009.

The Company performed the annual impairment review of its indefinite-lived intangible assets as of August 1, 2003, by comparing the fair value of each asset to its carrying value. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology). Based on these tests, the Company concluded that none of its tradenames or trademarks was impaired.

Results for the six months ended January 31, 2003, have been adjusted to reflect the cumulative effect of accounting change related to the adoption of SFAS 142, Goodwill and Other Intangible Assets that was retroactive to August 1, 2002.

NOTE 7 - LONG-TERM DEBT AND FINANCING ARRANGEMENTS

On July 8, 2003, the Company issued $110.0 million aggregate principal amount of unsecured subordinated debentures. The debentures are convertible into shares of our common stock, at an initial conversion price of $9.0345 per share, upon the occurrence of certain events. The conversion price is subject to adjustment under certain circumstances. Holders may surrender their debentures for conversion upon satisfaction of any of the following conditions: (1) the closing sale price of our common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading day period ending on the trading day prior to the date of surrender; (2) the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; (3) the Company has called the debentures for redemption; or (4) upon the occurrence of specified corporate transactions, as specified in the Indenture. Interest of 4.00% is payable semi-annually in arrears, commencing January 15, 2004. The debentures mature July 15, 2023, if not previously redeemed. The Company may redeem some or all of the debentures on or after July 21, 2008, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require us to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of our common stock or a combination of cash and our common stock, at our option. The proceeds from the issuance of the debentures were used to reduce all borrowings under the Company’s $150.0 million U.S. credit facility, including amounts outstanding under its $65.0 million revolving Canadian facility that was supported by a letter of credit under the U.S. facility. The U.S. facility was terminated on August 11, 2003, except with respect to letters of credit that remain outstanding. See Note 8 “Commitments and Contingencies”. The bank issuing the letters of credit remains the sole lender under such facility.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of business, including patent, trademark and environmental matters. In management’s opinion, any liability that might be incurred in connection with the resolution of such matters would not have a material effect upon the Company’s balance sheet, income statement, or cash flows.

The Company had outstanding unfunded letters of credit in the amount of $2.4 million as of January 31, 2004. The Company also maintains a $1.2 million bond in connection with workers’ compensation self-insurance in the state of Massachusetts.

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Product warranty accruals as of January 31, 2004, and July 31, 2003, as well as the related charges for the six-month period ended January 31, 2004 were not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company remains responsible for providing post-retirement benefits to employees of the discontinued NORCOM operating unit (see Note 3 “Divestitures and Discontinued Operations”) who retired prior to the sale closing or who will retire during the two years following the sale closing. An employee union filed a grievance regarding the Company’s policy with respect to the provision of certain post-retirement benefits to a survivor after the death of the retiree. The Company has denied this grievance, and the matter is scheduled to go to arbitration. While the Company estimates that $1.4 million represents the total exposure to the Company, management believes that $0.6 million of the total exposure is not probable and has established a $0.8 million provision in the consolidated financial statements related to this matter.

NOTE 9 - BUSINESS RESTRUCTURING EXPENSES

There were no business restructuring activities undertaken during the six months ended January 31, 2004. During the six months ended January 31, 2003, the Company incurred business restructuring expenses of $8.5 million, including severance and other employee termination costs approximating $5.2 million, asset impairment charges related to property and equipment to be abandoned or held for sale approximating $1.9 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with facility consolidations of $0.6 million. The operating leases expire at various dates through July 31, 2005.

The following table displays the activity related to previously implemented restructuring plans for the six months ended January 31, 2004:

(in thousands)	Severance and other employee costs	Lease payments and other costs	Total
Restructuring reserve, July 31, 2003	$1,706	$754	$2,460
Cash expenditures	(981)	(273)	(1,254)
Currency translation adjustments and other	130	(4)	126

Restructuring reserve, January 31, 2004	$855	$477	$1,332

The Company continues to review its business strategies and evaluate further potential restructuring actions, which could result in additional restructuring charges in future periods.

NOTE 10 - PENSION AND OTHER EMPLOYEE BENEFITS

During the three months ended October 31, 2002, the Company recognized a curtailment loss of $2.3 million resulting from the sale of NORCOM (see Note 3 “Divestitures and Discontinued Operations”). The curtailment loss was recorded in “Loss on sale of business” in the accompanying condensed consolidated income statement.

Certain of the Company’s pension liabilities with respect to employees of the discontinued operation are expected to be settled during or prior to fiscal 2005. In accordance with SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the cost to settle these liabilities will be recognized at the settlement date when the liabilities are funded in cash or through the purchase of annuities. The Company estimates the cost of settlement to be $2.0 to $3.0 million based on current actuarial assumptions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company evaluates segment performance based on operating profit, excluding business restructuring expenses, after allocation of corporate expenses. Net business restructuring expenses incurred during the three and six month periods ended January 31, 2004, were not material. Net business restructuring expenses of $1.5 million and $8.5 million were recognized in the three and six-month periods ended January 31, 2003. See Note 9 “Business Restructuring Expenses” for further discussion. The Company has no inter-segment revenues. Sales are attributed to geographic areas based on the location of the customers.

Business Segment Information

(in thousands)	Network Communication Segment	Specialty Electronic Segment	Total
Three Months Ended January 31,
Net sales
2004	$69,709	$51,490	$121,199
2003	66,035	45,989	112,024
Segment (loss) income from operations
2004	$(2,786)	$434	$(2,352)
2003	279	3,032	3,311

Six Months Ended January 31,
Net sales
2004	$145,874	$105,973	$251,847
2003	137,520	95,545	233,065
Segment (loss) income from operations
2004	$(2,025)	$5,688	$3,663
2003	(375)	6,879	6,504

Total assets
January 31, 2004	$306,548	$206,705	$513,253
July 31, 2003	292,118	199,780	491,898

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment operating profit differs from consolidated (loss) income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle reported in the consolidated income statements as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(in thousands)	2004	2003	2004	2003
Segment operating (loss) income from operations	$(2,352)	$3,311	$3,663	$6,504
Gain on sale of assets	(133)	—	(133)	—
Business restructuring (income) expense, net	(22)	1,456	(22)	8,528
Interest expense, net	1,241	1,451	2,505	3,091
Other expense (income), net	4	(20)	(124)	249

(Loss) income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$(3,442)	$424	$1,437	$(5,364)

Geographic Information

	Three Months Ended January 31, 2004		Three Months Ended January 31, 2003
(in millions, except percentages)	Net Sales	Percent	Net Sales	Percent
United States	$59.9	49.4%	$60.4	53.9%
Western Europe	35.9	29.6	29.1	26.0
Canada	13.2	10.9	11.8	10.5
All other international	12.2	10.1	10.7	9.6

Total net sales	$121.2	100.0%	$112.0	100.0%

	Six Months Ended January 31, 2004		Six Months Ended January 31, 2003
(in millions, except percentages)	Net Sales	Percent	Net Sales	Percent
United States	$126.7	50.3%	$127.3	54.6%
Western Europe	72.6	28.8	59.1	25.4
Canada	26.4	10.5	22.9	9.8
All other international	26.1	10.4	23.8	10.2

Total net sales	$251.8	100.0%	$233.1	100.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - SUBSEQUENT EVENT

On February 5, 2004, the Company and Belden Inc. (“Belden”) announced that they had entered into a definitive Agreement and Plan of Merger, dated as of February 4, 2004 (the “Merger Agreement”), by and among the Company, BC Merger Corp., a direct wholly-owned subsidiary of the Company (“Merger Sub”), and Belden.

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Belden (the “Merger”), with Belden continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. As a result of the Merger, each then-outstanding share of Belden common stock, par value $0.01 per share, other than shares held as treasury stock by Belden, will be canceled and converted into, and become exchangeable for, (i) two shares of common stock, par value $0.01 per share, of the Company if a one-for-two reverse stock split of the outstanding shares of the Company’s common stock contemplated by the Merger Agreement has not been effected prior to the effective time of the Merger, or (ii) one share of the Company’s common stock if the reverse stock split has been effected prior to the Effective Time. Upon completion of the Merger, the stockholders of the Company prior to the Merger will own approximately 45% of the combined company, and the stockholders of Belden prior to the Merger will own approximately 55% of the combined company, assuming the holders of the Company’s convertible debentures do not convert them. Upon the consummation of the merger, the Company will change its name to Belden CDT Inc. (“Belden CDT”). The Merger is subject to various conditions, including, among others, the receipt of regulatory approvals and the approval of the transaction by each of the Company’s and Belden’s respective stockholders.

The Company anticipates the Merger will be accounted for as a reverse acquisition under the purchase method of accounting with Belden deemed the acquiring entity and the Company deemed the acquired entity in accordance with SFAS 141, Business Combinations, because Belden’s stockholders as a group will retain or receive the larger portion of the voting rights in Belden CDT and Belden’s senior management will represent a majority of the senior management of Belden CDT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto. The Company’s unaudited condensed financial statements as of January 31, 2004, for the three and six months ended January 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchanges Commission for interim financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year. The discussions that follow do not take into account the potential impact of the Company’s proposed merger with Belden Inc. announced February 5, 2004, except for costs associated with the planned merger, which are reflected in the Company’s results for the three months ended January 31, 2004 (See Note 12 “Subsequent Event” and Part II, Item 5. “Other Information”).

Results of Operations

The following table sets forth certain line items from the Consolidated Income Statement as a percent of revenue for the periods presented:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.3	76.9	77.8	77.0
Gross profit	20.7	23.1	22.2	23.0
Selling, general and administrative expenses	21.7	19.4	19.9	19.4
Research and development expenses	0.9	0.7	0.9	0.8
(Loss) income from operations	(1.8)	1.7	1.5	(0.9)
Net (loss) income from continuing operations before cumulative effect of accounting change	(2.8)%	0.1%	(0.3)%	1.5%

Overview

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

While we do not believe the markets for our products are decreasing as a whole, the overall decline in the U.S. and European economies during fiscal 2001 through fiscal 2003 continues to have a detrimental impact on the industry sectors in which we operate. The network sector has been negatively impacted by lower demand for new and refurbished office space, while steady demand in the automotive and aviation markets has resulted in favorable conditions in the specialty electronics sector.

Currently, product pricing in all sectors continues to be negatively impacted by lower cost imports. Additionally, copper prices have recently increased substantially due to higher worldwide demand, temporary supply restrictions, and the effect of the weaker U.S. dollar. If copper prices remain high, in the absence of product price increases, the Company’s profitability will be impacted negatively in the third and fourth fiscal quarters 2004.

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

(in millions)	Three Months Ended January 31,		Total Sales Incr./(Decr.)	Incr./(Decr.) Due to the Effect of Currency Translation
	2004	2003
Net sales:
Network Communication	$69.7	$66.0	$3.7	$4.2
Specialty Electronic	51.5	46.0	5.5	3.2

Total net sales	$121.2	$112.0	$9.2	$7.4

Total net sales for the three months ended January 31, 2004 (“second quarter 2004”), increased 8.2% to $121.2 million compared to $112.0 million for the three months ended January 31, 2003 (“second quarter 2003”). The increase in total net sales, excluding the $7.4 million favorable effect of foreign currency translation was $1.8 million, or 1.6%. Excluding foreign currency translation, Network Communication segment sales decreased $0.5 million, or 0.8%. This decrease was primarily due to lower sales of network products from the Company’s Canadian operations. Excluding foreign currency translation, Specialty Electronic segment sales for the second quarter increased $2.3 million, or 5.0%. Increases in sales of specialty cable for video applications and sales of products for the commercial aviation marketplace contributed to the quarter over quarter increase. The sales increase in Specialty Electronic products occurred primarily in the Company’s domestic operations.

Gross profit for the second quarter 2004 was $25.1 million compared to $25.9 million for the second quarter 2003, and the gross margin was 20.7% compared to 23.1% last year. The decrease in the gross profit was primarily a result of increased worker’s compensation expense and a post retirement employee benefit provision at the Company’s Canadian operations.

Selling, general and administrative expenses (“SG&A”) for the second quarter 2004 increased $4.5 million, to $26.3 million compared to $21.8 million for the same period last year. The increase in SG&A was primarily due to $2.5 million of merger-related expenses, including due diligence expenses, legal and investment banking fees. The remaining increase was primarily due to the $1.2 million effect of foreign currency translation. SG&A as a percentage of sales increased to 21.7% for the second quarter 2004 compared to 19.4% for the second quarter 2003. The increase in SG&A as a percentage of sales on a quarter over quarter basis was primarily due to the aforementioned expenses. Research and development expenses were $1.2 million in the current year period, compared to $0.8 million for second quarter 2003. Restructuring expenses reflected in the second quarter 2003 related to severance cost for 67 individuals.

Interest expense was $1.2 million for the second quarter 2004, a decrease of $0.2 million compared to interest expense of $1.4 million for the same period last year. The decrease in interest expense was due to a lower average interest rate on outstanding borrowings during the second quarter 2004.

The Company continually evaluates its annual effective tax rate based on actual and projected results of operations and adjusts the current period tax provision or benefit accordingly. During the second quarter 2004, the Company incurred specific merger costs associated with its planned merger with Belden Inc. These merger costs are not deductible for tax purposes. The full tax impact of these expenses was recognized in the second quarter 2004. The tax benefit rate for the second quarter 2004 was 6.9%, compared to an effective tax rate of 27.8% for the second quarter 2003. This change was primarily due to the aforementioned non-deductible merger-related expenses. The Company currently projects its annual effective tax rate for fiscal 2004 at 51%.

Net (loss) income from continuing operations before cumulative effect of accounting change for the second quarter 2004 was $(3.4) million, or $(0.08) per diluted common share, compared to net income (loss) from continuing operations before cumulative effect of accounting change of $0.2 million, or $0.00 per diluted share, for the second quarter 2003. The decrease in net income from continuing operations compared to the prior year period was primarily due to merger-related expenses and a decrease in gross margin from the prior year.

Six Months Ended January 31, 2004 Compared to Six Months Ended January 31, 2003

(in millions)	Six Months Ended January 31,		Total Sales Incr./(Decr.)	Incr./(Decr.) Due to the Effect of Currency Translation
	2004	2003
Net sales:
Network Communication	$145.8	$137.5	$8.3	$8.2
Specialty Electronic	106.0	95.6	10.4	5.9

Total net sales	$251.8	$233.1	$18.7	$14.1

Total net sales for the six months ended January 31, 2004 (“first half 2004”), increased 8.1% to $251.8 million compared to $233.1 million for the six months ended January 31, 2003 (“first half 2003”). The increase in total net sales, excluding the $14.1 million favorable effect of foreign currency translation was $4.6 million, or 2.0%. Excluding foreign currency translation, Network Communication segment sales increased $0.1 million. Excluding foreign currency translation, Specialty Electronic segment sales for the first half 2004 increased $4.5 million, or 4.7%. Increases in sales of specialty cable for video applications and sales of products for the commercial aviation marketplace contributed to the first half increase.

Gross profit for the first half 2004 was $56.0 million compared to $53.6 million for the first half 2003, and the gross margin was 22.2% compared to 23.0% last year. The decrease in the gross margin was primarily a result of higher worker’s compensation expense and a post retirement employee benefit provision at the Company’s Canadian operations, offset in part by the absence in the current year of certain costs that were associated with the NORCOM operations which were sold in the first half 2003.

Selling, general and administrative expenses (“SG&A”) for the first half 2004 increased $4.8 million, to $50.0 million compared to $45.2 million for the same period last year. The increase in SG&A was primarily due to $2.5 million of merger-related expenses, including due diligence expenses, legal and investment banking fees, as well as the effect of foreign currency translation. SG&A as a percentage of net sales decreased to 19.9% for the first half 2004 compared to 19.4% for the first half 2003. Research and development expenses were $2.3 million in the current year period compared to $1.9 million for first half 2003.

Restructuring expenses incurred in the first half 2003 were $8.5 million. These prior year business restructuring expenses represented costs to consolidate four facilities into other Company operations and consisted primarily of severance and other employee-related costs and asset impairment charges.

Interest expense was $2.5 million for the first half 2004, a decrease of $0.6 million compared to interest expense of $3.1 million for the same period last year. The decrease in interest expense was due to a lower average interest rate on outstanding borrowings during the first half 2004.

The Company continually evaluates its annual effective tax rate based on actual and projected results of operations and adjusts the current period tax provision or benefit accordingly. During the first half 2004, the Company incurred specific merger costs associated with its planned merger with Belden Inc. These merger costs are not deductible for tax purposes. The full tax impact of these expenses was recognized in the second quarter 2004. The effective tax rate for the first half 2004 was 114.1%, compared to a tax benefit rate of 40.7% for the first half 2003. This change was primarily due to the aforementioned non-deductible merger-related expenses. The Company currently projects its annual effective tax rate for fiscal 2004 at 51%.

Net loss from continuing operations before cumulative effect of accounting change for the first half 2004 was $0.7 million, or $0.02 per diluted common share, compared to a net loss from continuing operations before cumulative effect of accounting change of $3.4 million, or $0.08 per diluted share, for the first half 2003. The decrease in net loss from continuing operations compared to the prior year period was primarily due to the absence of restructuring expenses in the current period, partially offset by merger-related expenses and a lower gross margin compared to the prior year.

Financial Condition

Liquidity and Capital Resources

The Company generated $8.5 million of cash from operating activities during the first six months of 2004, net of a $2.3 million increase in operating working capital. The increase in operating working capital for the period includes an increase in inventory of $2.9 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Net cash used by investing activities of $1.7 million primarily represented amounts expended for capital additions of $3.1 million, offset in part by proceeds of $1.5 million from the sale of assets. Net cash provided by financing activities of $0.5 million includes $1.4 million of proceeds received from the exercise of stock options and issuance of common stock pursuant to the Company’s employee stock purchase plan, which were largely offset by a net reduction of outstanding debt of $1.3 million.

The Company’s primary sources of cash liquidity include cash and cash equivalents and cash from operations. Cash and cash equivalents increased $8.8 million for the six months ended January 31, 2004, to $41.5 million, of which $24.2 million is derived from domestic U.S. operations. We believe that our existing cash and cash equivalents and our net cash provided by operating activities during fiscal 2004 will be sufficient to meet our current cash requirements. The Company continues to explore the commercial lending markets for low cost capital should the need arise to fund future growth.

On July 8, 2003, the Company issued $110.0 million aggregate principal amount of unsecured subordinated debentures. The debentures are convertible into shares of common stock, at an initial conversion price of $9.0345 per share, upon the occurrence of certain events, and the conversion price is subject to adjustment under certain circumstances. Interest of 4.00% is payable semi-annually in arrears, commencing January 15, 2004. The debentures mature July 15, 2023, if not previously redeemed. The Company may redeem some or all of the debentures on or after July 21, 2008, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require us to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of our common stock or a combination of cash and our common stock, at our option. The proceeds from the issuance of the debentures were used to reduce all borrowings under the Company’s $150.0 million U.S. credit facility, including amounts outstanding under its $65.0 million revolving Canadian facility that was supported by a letter of credit under the U.S. facility. The U.S. facility was terminated on August 11, 2003, except with respect to $2.4 million of letters of credit that remain outstanding. The bank issuing the letters of credit remains the sole lender under such facility.

On December 5, 2003, the Company filed a registration statement on Form S-3 in connection with its 4.00% convertible subordinated debentures due July 15, 2023. It is expected that the effectiveness of such registration statement will be delayed due to the filing of the registration statement on Form S-4 that the Company intends to file with the Securities and Exchange Commission

(“SEC”) pursuant to the merger agreement and the joint proxy statement that the Company and Belden will file with the SEC pursuant to the merger agreement. As a result, under the Registration Rights Agreement entered into upon the issuance of the debentures, an additional 0.50% of interest will accrue on the debentures beginning on March 4, 2004, and continuing until the effectiveness of the registration statement on Form S-3.

The Company’s ability to obtain external financing and the related cost of borrowing is affected by the Company’s debt ratings, which are periodically reviewed by the major credit rating agencies. The debt ratings and outlook assigned to the 4.00% convertible subordinated debentures as of January 31, 2004, were Ba3/Stable by Moody’s Investor Service, Inc. and B+/Stable by Standard & Poor’s. On February 5, 2004, Standard & Poor’s announced that it had placed its rating on CreditWatch with negative implications. On February 9, 2004, Moody’s Investor Service, Inc. announced that it had placed its rating under review for possible downgrade. As reasons for their review, both credit rating agencies cited the Company’s recent announcement that it and Belden Inc. had entered into a definitive agreement and plan of merger. See Note 7 “Long-term Debt and Financing Arrangements” for further discussion of the convertible notes.

An increase in the Company’s level of indebtedness or deterioration in operating results could cause credit rating reductions. Further reductions in our current long-term debt rating by Moody’s or Standard & Poor’s could affect our ability to access the long-term debt markets, increase our cost of external financing, and result in additional restrictions on the way the we operate and finance our business.

A security rating by the major credit rating agencies is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agencies.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. Management believes that as of January 31, 2004, there has been no material change to this information.

Fluctuation in Copper Price

The cost of copper in inventories, including finished goods, reflects purchases over various periods of time ranging from one to several months for each of the Company’s operations. For certain communication cable products, profitability is generally not significantly affected by volatility of copper prices as selling prices are generally adjusted for changes in the market price of copper. However, differences in the timing of selling price adjustments do occur and may impact near term results. For other products, selling prices are not generally adjusted to directly reflect changes in copper prices.

The Company currently values its inventory using the lower of market or first-in, first-out (FIFO) cost. Following periods of significant movement in the price of copper and for those operations having longer inventory cycles, utilizing FIFO may affect profitability from one period to the next. The Company does not generally engage in activities to hedge the underlying value of its copper inventory.

Business Seasonality

The Company’s results for the second quarter ending in January are typically the weakest in our fiscal year. This is due to a combination of factors including: (1) the holiday season and fewer working days; (2) winter weather conditions; (3) increased customer utilization of calendar year-based rebate programs; (4) year-end inventory alignment by customers; and, in the past several years; (5) lower demand due to sluggish industry trends.

Forward-Looking Statements — Under the Private Securities Litigation Act of 1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance and available liquidity, future debt reduction or incurrence, amount, or date of recognition of, future pension obligations, and the Company’s or management’s beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, litigation exposure, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, and other SEC filings. In addition, see Note 12 “Subsequent Events” and Part II, Item 5. “Other Information” for a brief synopsis of the planned merger of the Company with Belden Inc. There can be no assurance as to the timing of the closing of the merger, or whether the merger will close at all. Obtaining required regulatory approvals may delay consummation of the merger. The consideration to be received by the Company’s stockholders, as set forth in the Agreement and Plan of Merger, is fixed despite potential changes in stock prices. The officers and directors of the Company and Belden may have interests in the merger that are different from the interests of stockholders because of employment agreements, severance agreements and stock-based compensation arrangements. The combined company will rely heavily on key personnel, and there can be no assurance that such key personnel will be retained by the combined company. Integration of the Company and Belden operations may be difficult, and the expected synergies and cost savings might not be realized. If the merger is not completed, the Company’s business and stock price might be negatively affected if customers, investors and others were to doubt the Company’s ability to compete effectively on its own. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There was no material change in the Company’s exposure to market risk from July 31, 2003.

Item 4. Controls and Procedures

The Company has established controls and procedures to ensure that material information relating to the Company and its subsidiaries is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors. The Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2004. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of January 31, 2004, except as noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above, except as noted below. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken, except as noted below.

The Company’s Annual Report on Form 10-K for the year ended July 31, 2003, disclosed certain matters that had been identified by the Company’s auditors and which constituted a “Reportable Condition” under the standards established by the American Institute of Certified Public Accountants. The Company continues to review and address these matters and plans to implement appropriate measures where necessary.

The Company is in the process of implementing the requirements for Section 404 of Sarbanes-Oxley. In May 2003, the Company retained Ernst & Young LLP to assist management in such implementation. Internal controls and procedures are being documented, reviewed and tested and, if weaknesses are identified, appropriate remediation plans will be implemented. The Company expects this process to continue at least through calendar year 2004.

See also Item 9a in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Cable Design Technologies Corporation’s annual meeting of stockholders was held on December 9, 2003.

(a)	Cable Design Technologies Corporation solicited proxies and there was no solicitation in opposition to the nominees as listed in the proxy statement. All such nominees were elected pursuant to the vote of the stockholders as follows:

	VOTES
	For	Withheld
Lance C. Balk	28,698,584	8,453,563
Bryan C. Cressey	36,070,947	1,081,200
George C. Graeber	36,048,549	1,103,598
Michael F.O. Harris	35,995,683	1,156,464
Glenn Kalnasy	35,996,278	1,155,869
Ferdinand Kuznik	36,069,635	1,082,512
Richard C. Tuttle	35,994,496	1,157,651

(c)	The firm of Deloitte & Touche LLP was elected to serve as auditors for the fiscal year ended July 31, 2004, by a vote of:

For:	36,162,369
Against:	946,903
Abstain:	42,875

Item 5. Other Information

On February 5, 2004, the Company and Belden Inc. (“Belden”) announced that they had entered into a definitive Agreement and Plan of Merger, dated as of February 4, 2004 (the “Merger Agreement”), by and among the Company, BC Merger Corp., a direct wholly-owned subsidiary of the Company (“Merger Sub”), and Belden.

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Belden (the “Merger”), with Belden continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. As a result of the Merger, each then-outstanding share of Belden common stock, par value $0.01 per share, other than shares held as treasury stock by Belden will be canceled and converted into, and become exchangeable for, (i) two shares of common stock, par value $0.01 per share, of the Company if a one-for-two reverse stock split of the outstanding shares of the Company’s common stock contemplated by the Merger Agreement has not been effected prior to the effective time of the Merger, or (ii) one share of the Company’s common stock if the reverse stock split has been effected prior to the Effective Time. Upon completion of the Merger, the stockholders of the Company prior to the Merger will own approximately 45% of the combined company and the stockholders of Belden prior to the Merger will own approximately 55% of the combined company, assuming the holders of the Company’s convertible debentures do not convert them. Upon the consummation of the merger, the Company will change its name to Belden CDT Inc. (“Belden CDT”). The Merger is subject to various conditions, including, among others, the receipt of regulatory approvals and the approval of the transaction by each of the Company’s and Belden’s respective stockholders.

Pursuant to the Merger Agreement, after the consummation of the Merger, Belden the Company’s board of directors will be comprised of ten directors, five of whom will be former directors of the Company and five of whom will be former Belden directors. Belden CDT’s Chairman will be Bryan Cressey, who currently holds the same position at the Company, and Belden CDT’s Chief Executive Officer will be Baker Cunningham, who currently holds the positions of Chairman, Chief Executive Officer and President of Belden.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	Agreement and Plan of Merger, dated as of February 4, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. Incorporated by reference to Exhibit 2.1 of CDT’s Current Report on Form 8-K, as filed on February 5, 2004.

3.1	Amended and Restated Certificate of Incorporation of CDT as filed with the Secretary of State of Delaware on November 10, 1993, incorporated by reference to Exhibit 3.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992), Certificate of Amendment of the Restated Certificate of Incorporation of CDT and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of CDT, as filed with the Secretary of State of Delaware on December 11, 1996 and incorporated by reference to CDT’s Registration Statement on Form 8-A/A, as filed on December 23, 1996.

3.2	By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT’s Registration Statement on Form S-3 (File No. 333-00554), as filed on February 28, 1996.

4.1	Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

4.2	Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT’s Registration Statement on Form 8-A, as filed on December 11, 1996.

4.3	Indenture, dated July 8, 2003, between Cable Design Technologies Corporation and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023. Incorporated by reference to Exhibit 4.3 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

4.4	Registration Rights Agreements, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures. Incorporated by reference to Exhibit 4.4 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

4.5	Purchase Agreement, dated July 1, 2003, between Cable Design Technologies Corporation and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures. Incorporated by reference to Exhibit 4.5 to CDT’s report on Form 10-K, as filed on October 29, 2003.

4.6	Form of 4.00% Convertible Subordinated Debenture due 2023 (included in the Indenture filed as Exhibit 4.3 hereto.)

*10.1	CDT Long-Term Performance Incentive Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

*10.2	CDT Stock Option Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 as filed on December 22, 1993.

*10.3	Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8, as filed on May 2, 1994.

*10.4	Description of CDT Bonus Plan. Incorporated by reference to Exhibit 10.20 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

10.5	Collective Labour Agreement dated June 10, 2001, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.7 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2002.

*10.6	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.7	Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 (File No. 333-76351).

*10.8	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.9	Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.10	Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.11	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.12	Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.13	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT’s Report on Form 10-Q as filed March 15, 2001.

*10.14	Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT’s Report on Form 10-Q as filed March 15, 2001.

*10.15	Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.16	Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to Exhibit 10.4 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.17	Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.18	Form of Employment Agreement dated October 15, 2002, between Cable Design Technologies Corporation and William Cann. Incorporated by reference to Exhibit 10.21 to CDT’s report on Form 10-Q as filed December 16, 2002.

*10.19	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.22 to CDT’s report on Form 10-Q as filed December 16, 2002.

*10.20	Amendment No. 2, dated October 9, 2001, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.24 to CDT’s report on Form 10-Q, as filed on June 16, 2003.

10.21	Asset Purchase Agreement dated October 22, 2002, between NORDX/CDT, Inc., Belden (Canada) Inc. and Belden Communications Company. Incorporated by reference to Exhibit 99.3 to CDT’s report on Form 10-Q, as filed December 16, 2002.

*10.22	Form of Change in Control Agreement dated October 6, 2003, between Cable Design Technologies Corporation and Ferdinand C. Kuznik.

*10.23	Form of Ferdinand C. Kuznik Restricted Stock Grant dated November 3, 2003, under the Supplemental Long-Term Performance Incentive Plan.

*10.24	Form of Change in Control Agreement between CDT and each of George C. Graeber, William Cann, Charles B. Fromm, Robert Canny, David R. Harden, Peter Sheehan and Ian Mack.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

15.1	Letter of Deloitte & Touche LLP regarding unaudited interim financial statement information.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Officer or Director
**	Filed Herewith

(b) Reports on Form 8-K:

The following were filed or furnished during the quarter ended January 31, 2004:

Form 8-K dated November 20, 2003, reported under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure, regarding the letter from Fred C. Kuznik, CEO to shareholders included in materials mailed with the Company’s fiscal 2003 proxy statement and Annual Report on Form 10-K for the fiscal year ended July 31, 2003. The Form 8-K provides a reconciliation of net income [before restructuring charges] to the comparable GAAP measure, net loss [including restructuring charges].

Form 8-K dated December 10, 2003, reported under Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition regarding the press release dated December 8, 2003, announcing fiscal first quarter 2004 financial results.

Form 8-K dated February 4, 2004, reported under Item 5. Other Events; Item 7. Financial Statements, Pro Forma Financial Information and Exhibits; and Item 12. Results of Operations and Financial Condition, regarding the Company’s announcement that they had entered into a definitive Agreement and Plan of Merger with Belden and also regarding the press release dated February 5, 2004, announcing preliminary fiscal second quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE DESIGN TECHNOLOGIES CORPORATION

/s/ Ferdinand C. Kuznik
March 16, 2004	Ferdinand C. Kuznik Chief Executive Officer

/s/ William E. Cann
March 16, 2004	William E. Cann Vice President and Chief Financial Officer