Form 10-Q/A
period 2004-01-31
CABLE DESIGN TECHNOLOGIES CORP
filed 2004-04-27
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for Cable Design Technologies Corporation (the “Company”) for the quarterly period ended January 31, 2004, is being filed to amend the items described below contained in the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”) originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2004, in response to comments provided by the SEC in connection with the Company’s filing of Amendment No. 1 to Registration Statement on Form S-3, File No. 333-110944, filed on March 15, 2004.

This Amendment No. 1 makes changes to amend Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to make minor corrections and to more fully describe: (1) an overview of the Company’s business and its position in and the trends in the Network Communication and Specialty Electronics marketplaces and their effect on the Company; (2) the factors impacting the change in minority interest for the three and six months ended January 31, 2004; (3) a more detailed description of the impairment charge of $35.7 million recorded for the six months ended January 31, 2003; and (4) the adequacy of the Company’s cash balances as of January 31, 2004.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, no attempt has been made in this Form 10-Q/A (Amendment No. 1) to modify or update other disclosures as presented in the Form 10-Q except to conform to the comments of the SEC staff as set forth in their letter to the Company dated March 25, 2004, and such other changes as required by applicable law. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company’s reports filed with the SEC, as amended, for periods subsequent to the date of the original filing of the Form 10-Q.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SECOND QUARTER 2004 FORM 10-Q/A

		Page
PART I	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Signatures		10

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

Overview

Cable Design Technologies Corporation (the “Company”) designs, manufactures, and distributes technologically advanced connectivity products for the global Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic and optical transmission of data, voice and multimedia. Products included in this segment are high bandwidth network and interconnect cables, fiber optic cable and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

The Company had been heavily dependent on capital spending trends in the networking sector and demand from original equipment manufacturers (“OEMs”), including those in the telecommunications and electronic sectors. The overall economic decline in fiscal years 2002, 2003, and the first half of fiscal year 2004, has, we believe, negatively impacted: (1) new office construction and expansion; (2) commercial, academic and governmental budgets for network infrastructure; and (3) OEM sales of telecommunication and other related products. In addition, the Company has faced increased competition from companies attempting to utilize excess capacity as well as lower-cost manufactured imports in many of its markets. The network sector continues to be negatively impacted by lower levels of infrastructure capital spending and weak demand for new or refurbished commercial office space. In the specialty electronic sector, sluggish demand for telecommunication products is offset by favorable demand conditions in the automotive and aviation markets, as well as markets for video, sound, security and other similar applications.

The Company’s current strategy is to maintain an extensive product portfolio, continue to develop new products, utilize manufacturing expertise to create efficiencies, develop and market recognized brand names, and capitalize on a large customer base. Currently, through its nineteen consolidated subsidiaries and divisions, the Company designs, manufactures, and distributes a diverse portfolio of different products, grouped into 26 product categories, to over 10,000 customers across a broad variety of end markets in 80 countries. While overall sales trends in the telecommunications and networking sectors can still have an effect on sales volume, the Company’s diverse product mix and customer base have resulted in sales growth with reduced volatility and dependency on any one industry sector. For the six months ended January 31, 2004, total net sales in the Network Communication and Specialty Electronic business segments have continued to become more balanced and represent 58% and 42% of total net sales compared to 62% and 38%, respectively, in fiscal year 2001. The Company believes that this diversity will result in overall sales growth commensurate with North American and European economic growth rates.

The Company’s profitability is primarily impacted by fluctuations in its gross margin, which is mainly determined by product pricing and raw material costs. Product pricing across most product categories and industry sectors continues to be negatively effected by lower cost imports and excess industry capacity for certain products. Copper and insulating compounds are the major raw materials for many of the Company’s products. Copper prices have recently increased substantially due to higher worldwide demand, temporary supply restrictions, and the effect of the weaker U.S. dollar. While the Company has recently announced price increases in many of its product lines, it is too soon to know whether such increases will be accepted or whether they will negatively effect demand. If copper prices remain high and the Company is unable to recoup these raw material cost increases through product price increases or product price increases negatively effect demand, the Company’s operating performance will be impacted negatively in the third and fourth quarters of 2004. However, the Company believes that the implementation of its current strategies should enable it to be well positioned to respond to current market trends without any material negative impact on its financial condition or liquidity.

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

(in millions)	Three Months Ended January 31,		Total Sales Incr./(Decr.)	Incr./(Decr.) Due to the Effect of Currency Translation
	2004	2003
Net sales:
Network Communication	$69.7	$66.0	$3.7	$4.2
Specialty Electronic	51.5	46.0	5.5	3.2

Total net sales	$121.2	$112.0	$9.2	$7.4

Total net sales for the three months ended January 31, 2004 (“second quarter 2004”), increased 8.2% to $121.2 million compared to $112.0 million for the three months ended January 31, 2003 (“second quarter 2003”). The increase in total net sales, excluding the $7.4 million favorable effect of foreign currency translation was $1.8 million, or 1.6%. Excluding foreign currency translation, Network Communication segment sales decreased $0.5 million, or 0.8%. This decrease was primarily due to lower sales of network products from the Company’s Canadian operations resulting from the aforementioned weak demand for commercial office space. Excluding foreign currency translation, Specialty Electronic segment sales for the second quarter increased $2.3 million, or 5.0%. Increases in sales of specialty cable for home video and security video applications and sales of products for the commercial aviation marketplace contributed to the quarter over quarter increase. The sales increase in Specialty Electronic products occurred primarily in the Company’s domestic operations.

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

At January 31, 2004, the Company had nineteen consolidated subsidiaries and divisions, three subsidiaries of which had minority interest expense. These three subsidiaries represented 18.7% of total net sales and $0.6 million of operating income (loss) from operations and operate primarily in the European marketplace in both the Network Communication and Specialty Electronic business segments. The Company’s ownership position in these subsidiaries ranged from 76% to 95%. In the second quarter 2004, minority interest expense increased 55.7% to $0.2 million compared to $0.1 million for the second quarter 2003.

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

Total net sales for the six months ended January 31, 2004 (“first half 2004”), increased 8.1% to $251.8 million compared to $233.1 million for the six months ended January 31, 2003 (“first half 2003”). The increase in total net sales, excluding the $14.1 million favorable effect of foreign currency translation was $4.6 million, or 2.0%. Excluding foreign currency translation, Network Communication segment sales increased $0.1 million. Excluding foreign currency translation, Specialty Electronic segment sales for the first half 2004 increased $4.5 million, or 4.7%. Increases in sales of specialty cable for home video and security video applications and sales of products for the commercial aviation marketplace contributed to the first half increase.

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

Selling, general and administrative expenses (“SG&A”) for the first half 2004 increased $4.8 million, to $50.0 million compared to $45.2 million for the same period last year. The increase in SG&A was primarily due to $2.5 million of merger-related expenses, including due diligence expenses, legal and investment banking fees, as well as the effect of foreign currency translation. SG&A as a percentage of net sales increased to 19.9% for the first half 2004 compared to 19.4% for the first half 2003. Research and development expenses were $2.3 million in the current year period compared to $1.9 million for first half 2003.

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

At January 31, 2004, the Company had nineteen consolidated subsidiaries and divisions, three subsidiaries of which had minority interest expense. These three subsidiaries represented 18.4% of total net sales and $1.7 million of operating income (loss) from operations and operate primarily in the European marketplace in both the Network Communication and Specialty Electronic business segments. The Company’s ownership position in these subsidiaries ranged from 76% to 95%. In the first half 2004, minority interest expense increased 107.0% to $0.5 million compared to $0.2 million for the first half 2003.

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

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective August 1, 2002. SFAS 142 required that amortization of goodwill and intangible assets with indefinite lives cease as of August 1, 2002, and that the recorded value of goodwill and other indefinite lived intangible assets be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company performed the initial impairment test for goodwill attributable to each of its reporting units by comparing the fair value (determined on a discounted cash flow basis) of each reporting unit to its carrying value. In this test, due to the effect of recent global economic and industry specific conditions, the Company reduced the cash flow projections of certain reporting units compared to previous projections. The implementation of SFAS 142 resulted in a non-cash goodwill impairment charge of $35.7 million, net of tax, which was recorded retroactively in fiscal year 2003 to August 1, 2002, as a cumulative effect of accounting change. The Company’s historical recorded value of goodwill is related primarily to the Specialty Electronic business segment and $30.5 million, net of tax, of the goodwill impairment charge was related to four subsidiaries and divisions in this segment, which represented 20% of total sales as of January 31, 2004.

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

Net cash used by investing activities of $1.7 million primarily represented amounts expended for capital additions of $3.1 million, offset in part by proceeds of $1.5 million from the sale of assets. Net cash provided by financing activities of $0.1 million includes $1.4 million of proceeds received from the exercise of stock options and issuance of common stock pursuant to the Company’s employee stock purchase plan, which were largely offset by a net reduction of outstanding debt of $1.3 million.

The Company’s primary sources of cash liquidity include cash and cash equivalents and cash from operations. Cash and cash equivalents increased $8.8 million for the six months ended January 31, 2004, to $41.5 million, of which $24.2 million is held by domestic subsidiaries or divisions. For the remainder of the fiscal year ended July 31, 2004 (“fiscal year 2004”), the Company expects to continue to generate positive net cash flows from operations due to revenue growth and continued management of working capital and SG&A. Additionally, the Company expects to receive approximately $2.0 million in proceeds from the sale of assets. See Note 3 “Divestitures and Discontinued Operations.” The Company’s investing and financing requirements for the remainder of fiscal year 2004 include cash to support capital expenditures, debt service requirements, and employee benefit obligations. These requirements are expected to range from $8.0 to $9.0 million over the period. As discussed in Note 12 “Subsequent Event,” the Company and Belden Inc. announced that they had entered into a definitive Agreement and Plan of Merger. In the event that the merger is not consummated, the Company would evaluate a number of potential options, which would include restructurings of its businesses or other strategic alternatives. Certain restructuring options could require significant cash costs.

We believe that our existing cash and cash equivalents and our net cash provided by operating activities during fiscal 2004 will be sufficient to meet our current and forecasted cash requirements. Based on this forecast and the pending merger with Belden Inc., the Company has no plans to obtain a revolving credit facility at this time. The Company has deferred implementing letter of credit arrangements for ordinary course commercial transactions due to the pending merger with Belden Inc. However, if the merger were not consummated, the Company would plan to reestablish a letter of credit facility and a revolving credit facility, depending on costs and cash balance forecasts.

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

CABLE DESIGN TECHNOLOGIES CORPORATION

/s/ Ferdinand C. Kuznik
April 27, 2004	Ferdinand C. Kuznik Chief Executive Officer

/s/ William E. Cann
April 27, 2004	William E. Cann Vice President and Chief Financial Officer