Form 10-Q
period 2004-04-30
CABLE DESIGN TECHNOLOGIES CORP
filed 2004-06-14
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 9, 2004
Common Stock, $0.01 Par Value	42,082,967

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

THIRD QUARTER 2004 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cable Design Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of April 30, 2004, the related condensed consolidated income statements for the three-month and nine-month periods ended April 30, 2004 and 2003, the related condensed consolidated statements of cash flows for the nine-month periods ended April 30, 2004 and 2003, and the related condensed consolidated statement of changes in stockholders’ equity for the nine months ended April 30, 2004. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cable Design Technologies Corporation and subsidiaries as of July 31, 2003, and the related consolidated statements of income, of cash flows, and of stockholders’ equity for the year then ended (not presented herein); and in our report dated October 27, 2003 (which contains an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”), we expressed an unqualified opinion on those condensed consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

Chicago, IL

June 9, 2004

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS—UNAUDITED

(in thousands, except share and per share amounts)	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003
Net sales	$148,921	$122,127	$400,768	$355,192
Cost of sales	114,354	93,558	310,246	273,060

Gross profit	34,567	28,569	90,522	82,132
Selling, general and administrative expenses	24,963	23,237	75,000	68,443
Research and development expenses	1,192	1,026	3,447	2,879
(Gain)/loss on sale of assets	30	57	(72)	142
Business restructuring (income)/expense, net	(40)	(71)	(62)	8,457

Income/(loss) from operations	8,422	4,320	12,209	2,211
Interest expense, net	1,405	1,219	3,910	4,310
Other expense/(income), net	86	(409)	(69)	(245)

Income/(loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	6,931	3,510	8,368	(1,854)
Income tax (benefit)/provision	3,022	1,187	4,662	(996)
Minority interest in earnings of subsidiaries, net	300	267	772	495

Net income/(loss) from continuing operations before cumulative effect of accounting change	3,609	2,056	2,934	(1,353)

Discontinued operations:

Loss from discontinued operations, net of tax benefit of $293 for the nine months ended April 30, 2003	—	—	—	(636)
Loss on sale of business, net of tax benefit of $22 and $12,698 for the three and nine months ended April 30, 2003, respectively	—	(47)	—	(32,055)

Net loss from discontinued operations	—	(47)	—	(32,691)
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	(35,723)

Net income/(loss)	$3,609	$2,009	$2,934	$(69,767)

Basic earnings/(loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.09	$0.05	$0.07	$(0.03)
Discontinued operations	—	0.00	—	(0.73)
Cumulative effect of accounting change	—	—	—	(0.80)

	$0.09	$0.05	$0.07	$(1.56)

Diluted earnings/(loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.08	$0.05	$0.07	$(0.03)
Discontinued operations	—	0.00	—	(0.73)
Cumulative effect of accounting change	—	—	—	(0.80)

	$0.08	$0.05	$0.07	$(1.56)

Basic weighted average common shares outstanding	41,771,293	44,569,872	41,657,354	44,532,838

Diluted weighted average common shares outstanding	54,218,107	44,630,160	41,872,967	44,532,838

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(in thousands, except share amounts)	April 30, 2004	July 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$48,928	$32,701
Trade accounts receivable, net of allowance for uncollectible accounts of $6,062 and $6,149, respectively	89,568	79,121
Inventories	118,985	111,589
Other current assets	28,212	30,225
Assets held for sale	5,392	6,648

Total current assets	291,085	260,284
Property, plant and equipment, net	200,407	204,738
Goodwill, net	11,230	10,980
Intangible assets, net	3,309	3,740
Other assets	10,195	12,156

Total assets	$516,226	$491,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,404	$1,960
Other current liabilities	76,318	69,244
Liabilities held for sale	—	892

Total current liabilities	79,722	72,096
Long-term debt, excluding current maturities	111,173	112,730
Other non-current liabilities	23,881	24,168

Total liabilities	214,776	208,994

Minority interest in subsidiaries	8,185	7,027

Stockholders’ equity:
Preferred stock, par value $.01 per share—authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01 per share—authorized 100,000,000 shares, 48,834,097 and 48,436,803 shares issued, respectively	488	484
Paid-in capital	206,129	202,544
Deferred compensation	(997)	(727)
Retained earnings	141,412	138,478
Treasury stock, at cost, 6,772,334 and 6,764,312 shares, respectively	(65,273)	(65,188)
Accumulated other comprehensive income/(loss)	11,506	286

Total stockholders’ equity	293,265	275,877

Total liabilities and stockholders’ equity	$516,226	$491,898

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended April 30,
(in thousands)	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,934	$(69,767)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	14,618	14,949
Asset impairment charges	148	1,917
(Gain)/loss on disposal of assets	(18)	44,765
Cumulative effect of change in accounting principle	—	52,480
Deferred income taxes	1,941	(29,433)
Other non-cash expenses, net	1,559	1,176
Changes in assets and liabilities:
Accounts receivable	(7,478)	10,935
Inventories	(4,334)	3,510
Accounts payable and accrued expenses	4,111	(2,194)
Other assets and liabilities, net	2,544	(5,453)

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	16,025	22,885

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,768)	(4,500)
Acquisition of businesses, including transaction costs, net of cash acquired	—	(261)
Proceeds from sale of assets	2,674	361
Proceeds from sale of discontinued operations	—	9,555

NET CASH FLOW PROVIDED/(USED) BY INVESTING ACTIVITIES	(2,094)	5,155

CASH FLOW FROM FINANCING ACTIVITIES:
Net change in demand note borrowings	—	(597)
Funds provided by long-term debt	3,113	31,738
Funds used to reduce long-term debt	(3,557)	(66,199)
Proceeds from issuance of common stock	438	349
Repurchase of common stock	(293)	—
Net proceeds from exercise of stock options	1,530	—

NET CASH FLOW PROVIDED/(USED) BY FINANCING ACTIVITIES	1,231	(34,709)

Effect of exchange rate changes on cash and cash equivalents	1,065	892

Net increase/(decrease) in cash and cash equivalents	16,227	(5,777)
Cash and cash equivalents, beginning of period	32,701	16,754

Cash and cash equivalents, end of period	$48,928	$10,977

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,556	$4,364

Income taxes, net	$4,032	$470

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY—UNAUDITED

(in thousands, except share amounts)	Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, July 31, 2003	48,436,803	$484	$202,544	$138,478	$(65,188)	$(727)	$286	$275,877

Net income	—	—	—	2,934	—	—	—	2,934
Currency translation adjustments	—	—	—	—	—	—	11,220	11,220

Comprehensive income								14,154
Exercise of options and related tax benefits	165,110	2	1,453	—	208	—	—	1,663
Restricted stock grants	161,625	1	1,526	—	—	(1,527)	—	—
Purchase of 30,000 shares treasury stock	—	—	—	—	(293)	—	—	(293)
Employee stock purchase plan shares issued	70,559	1	453	—	—	—	—	454
Stock compensation expense	—	—	153	—	—	1,257	—	1,410

Balance, April 30, 2004	48,834,097	$488	$206,129	$141,412	$(65,273)	$(997)	$11,506	$293,265

The accompanying notes are an integral part of these statements.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Translation of Foreign Currency Financial Statements

The financial statements of foreign subsidiaries are translated using the exchange rate in effect at period-end for balance sheet accounts and the average exchange rate in effect during the period for income and expense accounts. Unrealized gains or losses arising from translation are charged or credited directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling costs are included in net sales, and shipping and handling costs incurred by the Company for the delivery of goods to customers are included in cost of sales in the accompanying consolidated income statements.

Reclassifications

Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Stock-Based Compensation

The Company has four stock benefit plans that provide for the grant of stock options, restricted stock and other types of incentive awards to employees and other key individuals. Stock options generally are granted at fair market value at the date of grant. Options vest over periods ranging from three to five years and have a maximum option term of ten years from the date of grant. Compensation expense for these stock-based employee compensation plans is measured using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Costs associated with restricted stock grants are amortized to expense over the grant’s vesting period.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The Company has also established an Employee Stock Purchase Plan (“ESPP”) which provides eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock’s fair market value on the first business day of a fiscal quarter or on the last business day of a fiscal quarter. The Company also accounts for these purchase rights using the intrinsic value method of APB No. 25. Accordingly, no compensation cost has been been recognized for purchase rights granted under the ESPP.

The Company adopted the disclosure rules under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, effective February 2003. Stock-based compensation (income)/expense, net of related tax effects, recognized by the Company related to stock awards and option grants was $0.4 million and $0.5 million for the three month periods ended April 30, 2004, and 2003 respectively and $(0.1) million and $1.6 million for the nine month periods ended April 30, 2004, and 2003, respectively. The fair value of stock options used to compute pro forma net income/(loss) for the nine months ended April 30, 2004, resulted in additional income because a substantial number of previously granted options had been forfeited and the cumulative reversal of pro forma expense related to these options exceeded the pro forma expense related to the remaining outstanding options. The following table illustrates the effect on net income/(loss) and net earnings/(loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for all stock-based awards:

(in thousands, except per share data)	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Reported net income/(loss)	$3,609	$2,009	$2,934	$(69,767)
Add: Stock-based employee compensation expense included in reported net income/(loss), net of related tax effects	273	165	1,475	423
Deduct: Total stock-based incremental compensation (income)/expense determined under the fair value method, net of related tax effects	717	692	1,359	2,033

Pro forma net income/(loss)	$3,165	$1,482	$3,050	$(71,377)

Basic earnings/(loss) per share:
As reported	$0.09	$0.05	$0.07	$(1.56)
Pro forma	0.08	0.03	0.07	(1.60)

Diluted earnings/(loss) per share:
As reported	$0.08	$0.05	$0.07	$(1.56)
Pro forma	0.06	0.03	0.07	(1.60)

On November 3, 2003, the Company granted 150,000 shares of restricted stock (the “grant”) to an officer of the Company and cancelled 500,000 option shares that had previously been granted to such officer. Terms of the grant included immediate vesting of 36% of the shares (representing the percentage of the option grant that was vested at the option cancellation date) and vesting of the remaining shares in equal installments on December 10 of each year, commencing 2003, through 2006. Total stock compensation expense related to the grant is estimated to be approximately $1.5 million, of which approximately $0.1 million and $1.0 million was recognized for the three and nine month periods ended April 30, 2004, respectively.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

NOTE 2—EARNINGS/(LOSS) PER COMMON SHARE

Basic earnings/(loss) per common share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings/(loss) per common share are computed based on the weighted average common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s common stock during the period. The Company’s additional potentially dilutive shares currently consist of stock options, unvested restricted stock, and convertible debentures. Unvested restricted stock is not included in the weighted average number of common shares outstanding used to compute basic earnings/(loss) per common share. The following table sets forth the computation of basic and diluted earnings/(loss) per share:

(in thousands, except share and per share data)	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Numerator:
Net income/(loss) from continuing operations before cumulative effect of accounting change for basic earnings/(loss) per common share	$3,609	$2,056	$2,934	$(1,353)
Effect of potentially dilutive securities:
Interest and amortization of debt issuance costs applicable to convertible debentures, net of related tax effects	816	—	—	—

Net income/(loss) from continuing operations before cumulative effect of accounting change for diluted earnings/(loss) per common share	4,425	2,056	2,934	(1,353)
Net loss from discontinued operations	—	(47)	—	(32,691)
Cumulative effect of accounting change	—	—	—	(35,723)

Net income/(loss) for basic earnings/(loss) per common share	$3,609	$2,009	$2,934	$(69,767)

Net income/(loss) for diluted earnings/(loss) per common share	$4,425	$2,009	$2,934	$(69,767)

Denominator:
Basic weighted average common shares outstanding	41,771,293	44,569,872	41,657,354	44,532,838
Potentially dilutive common shares	12,446,814	60,288	215,613	—

Diluted weighted average common shares outstanding	54,218,107	44,630,160	41,872,967	44,532,838

Basic earnings/(loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.09	$0.05	$0.07	$(0.03)
Discontinued operations	—	0.00	—	(0.73)
Cumulative effect of accounting change	—	—	—	(0.80)

	$0.09	$0.05	$0.07	$(1.56)

Diluted earnings/(loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.08	$0.05	$0.07	$(0.03)
Discontinued operations	—	0.00	—	(0.73)
Cumulative effect of accounting change	—	—	—	(0.80)

	$0.08	$0.05	$0.07	$(1.56)

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

As a result of the net loss from continuing operations reported for the nine months ended April 30, 2003, common stock equivalents totaling 51,663 were excluded from the calculation of diluted loss per common share due to their anti-dilutive effect. Additionally, options outstanding which were excluded from the computation of common stock equivalents as the options’ exercise prices were greater than the average market price of the common stock totaled 2,361,185 and 4,180,200 for the three months and 3,174,595 and 4,180,200 for the nine months ended April 30, 2004 and 2003, respectively. Potentially dilutive common shares for the nine month period ended April 30, 2004, exclude 12,175,549 shares issuable upon the assumed conversion of convertible debentures due to their anti-dilutive effect. See Note 7 “Long-term Debt and Financing Arrangements” for further discussion of the convertible debentures.

NOTE 3—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 23, 2003, the Company sold its interest in Stronglink Pty. Ltd. of Australia. The results of Stronglink for the nine months ended April 30, 2004 and 2003, and the gain on disposal were not material to the Company’s consolidated income statement.

On November 24, 2003, the Company entered into a sales and royalty agreement pertaining to certain assets and products of its AWI/CDT subsidiary. The Company completed the divestiture of AWI/CDT operations during the three month period ended April 30, 2004. Certain fixed assets remain as held for sale. The results of AWI/CDT for the three and nine months ended April 30, 2004, were not material, and the Company anticipates that gains or losses on the disposal of AWI/CDT assets will not be material to the Company’s results of operations.

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

Net sales and pretax operating income/(loss) of the discontinued NORCOM operations for the nine month period ending April 30, 2003, were $13.3 million and $(0.9) million, respectively. The results of operations for NORCOM have been reported separately as discontinued operations in the consolidated income statements for all periods presented.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) is recorded in the Stockholders’ Equity section of the consolidated balance sheets and consists of net income/(loss), foreign currency translation adjustments and minimum pension liability adjustments. As of April 30, 2004, the components of accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity were $14.3 million in cumulative foreign currency translation adjustments partially offset by $2.8 million in minimum pension liability adjustments, net of related tax effects. The components of comprehensive income/(loss) for the three and nine month periods ended April 30, 2004 and 2003, are as follows:

(in thousands)	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net income/(loss)	$3,609	$2,009	$2,934	$(69,767)
Foreign currency translation adjustments	(6,581)	5,019	11,220	14,146
Minimum pension liability adjustments, net of tax	—	—	—	(704)

Accumulated other comprehensive income/(loss)	$(2,972)	$7,028	$14,154	$(56,325)

NOTE 5—INVENTORIES

Inventories, net of reserves of $20.0 million and $24.4 million as of April 30, 2004, and July 31, 2003, respectively, of the Company consist of the following:

(in thousands)	April 30, 2004	July 31, 2003
Raw materials	$38,119	$34,780
Work-in-process	24,063	24,023
Finished goods	56,803	52,786

	$118,985	$111,589

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventory costs include material, labor and manufacturing overhead.

NOTE 6—GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill attributable to each business segment for the nine months ended April 30, 2004, was as follows:

(in thousands)	Network Communication Segment	Specialty Electronic Segment	Total
Balance, July 31, 2003	$3,073	$7,907	$10,980
Goodwill impairment	(148)	—	(148)
Foreign currency translation adjustment	195	203	398

Balance, April 30, 2004	$3,120	$8,110	$11,230

Currently, the Company performs its annual goodwill impairment review during the first fiscal quarter. This annual review resulted in an impairment charge of $0.1 million, net of tax, which is included in “Selling, general and administrative expenses” in the accompanying consolidated income statement for the nine months ended April 30, 2004.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The gross carrying amount and accumulated amortization of the Company’s other identifiable intangible assets as of April 30, 2004, and July 31, 2003, are as follows:

(in thousands)	April 30, 2004			July 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Patents	$5,347	$(4,245)	$1,102	$5,136	$(3,536)	$1,600
Other	1,976	(1,804)	172	1,743	(1,638)	105

	$7,323	$(6,049)	$1,274	$6,879	$(5,174)	$1,705

Indefinite-lived intangible assets: Tradenames and trademarks			$2,035			$2,035

Total intangible assets, net			$3,309			$3,740

The change in the gross carrying amount of finite-lived intangible assets was due to the acquisition of a software license for $0.2 million offset in part by the effect of foreign currency translation. The estimated useful lives of the Company’s identifiable intangible assets with finite lives range from two to ten years. Aggregate amortization expense related to these intangible assets was $0.6 million and $0.8 million for the nine month periods ended April 30, 2004 and 2003, respectively. At April 30, 2004, estimated future amortization expense of intangible assets is as follows: $0.2 million for the remaining three months of fiscal 2004 and $0.7 million, $0.2 million, and $0.2 million in fiscal 2005, 2006, and 2007, respectively. The Company expects to fully amortize its intangible assets by the end of fiscal 2007. As a result, there is no amortization expense estimated for either fiscal 2008 or 2009.

The Company performed the annual impairment review of its indefinite-lived intangible assets as of August 1, 2003, by comparing the fair value of each asset to its carrying value. Fair value was estimated by using the relief from royalty method (a discounted cash flow methodology). Based on these tests, the Company concluded that none of its tradenames or trademarks was impaired.

The Company adopted SFAS No. 142 Goodwill and Other Intangible Assets, effective August 1, 2002. SFAS No. 142 required that amortization of goodwill and intangible assets with indefinite lives cease as of August 1, 2002, and that the recorded value of goodwill and other indefinite lived intangible assets be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company tested goodwill attributable to each reporting unit for impairment under the transition provision of SFAS No. 142 by comparing the fair value (determined on a discounted cash flow basis) of each reporting unit to its carrying value including goodwill. As a result of the impairment test, the Company recognized a non-cash goodwill impairment charge of $35.7 million, net of tax, to reduce the carrying value of goodwill for certain reporting units within both the Network Communication and Specialty Electronic business segments to estimated fair value. In accordance with SFAS No. 142, this impairment was recorded retroactive to the first quarter of fiscal 2003 as a cumulative effect of accounting change.

NOTE 7—LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Certain of the Company’s international subsidiaries maintain limited credit facilities to meet temporary working capital requirements. These short-term facilities expire at various dates through September 2004. As of April 30, 2004, approximately $1.5 million is outstanding and is recorded with current maturities of long-term debt on the Company’s consolidated balance sheet.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

On July 8, 2003, the Company issued $110.0 million aggregate principal amount of unsecured subordinated debentures. The debentures are convertible into shares of Company common stock, at an initial conversion price of $9.0345 per share, upon the occurrence of certain events. The conversion price is subject to adjustment under certain circumstances. Holders may surrender their debentures for conversion upon satisfaction of any of the following conditions: (1) the closing sale price of the Company’s common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading day period ending on the trading day prior to the date of surrender; (2) the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; (3) the Company has called the debentures for redemption; or (4) upon the occurrence of specified corporate transactions, as specified in the Indenture. Interest of 4.00% is payable semi-annually in arrears, commencing January 15, 2004. The debentures mature July 15, 2023, if not previously redeemed. The Company may redeem some or all of the debentures on or after July 21, 2008, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require the Company to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s option. The proceeds from the issuance of the debentures were used to reduce all borrowings under the Company’s $150.0 million U.S. credit facility, including amounts outstanding under its $65.0 million revolving Canadian facility that was supported by a letter of credit under the U.S. facility. The U.S. facility was terminated on August 11, 2003, except with respect to letters of credit that remain outstanding. See Note 8 “Commitments and Contingencies”. The bank issuing the letters of credit remains the sole lender under such facility.

On December 5, 2003, the Company filed a registration statement on Form S-3 in connection with its 4.00% convertible subordinated debentures due July 15, 2023. Under the Registration Rights Agreement entered into upon the issuance of the debentures, an additional 0.50% of interest accrued on the debentures beginning on March 4, 2004, and continuing until the effectiveness of the registration statement on Form S-3. The registration statement was declared effective by the Securities and Exchange Commission on May 11, 2004. Additional interest of $0.1 million was included in “Interest expense” in the accompanying consolidated income statements for the three and nine months ended April 30, 2004.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of business, including patent, trademark and environmental matters. In management’s opinion, any liability that might be incurred in connection with the resolution of such matters would not have a material effect upon the Company’s consolidated balance sheet, income statement, or cash flows.

The Company had outstanding unfunded letters of credit in the amount of $2.9 million as of April 30, 2004. The Company also maintains a $1.3 million bond in connection with workers’ compensation self-insurance in the state of Massachusetts.

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Product warranty accruals as of April 30, 2004, and July 31, 2003, as well as the related charges for the nine month period ended April 30, 2004 were not material.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The Company remains responsible for providing post-retirement benefits to employees of the discontinued NORCOM operating unit (see Note 3 “Divestitures and Discontinued Operations”) who retired prior to the sale closing or who will retire during the two years following the sale closing. An employee union filed a grievance regarding the Company’s policy with respect to the provision of certain post-retirement benefits to a survivor after the death of the retiree. The Company has denied this grievance, and the matter is scheduled to go to arbitration. While the Company estimates that $1.4 million represents the total exposure to the Company, management believes that $0.6 million of the total exposure is not probable and has established a $0.8 million accrual in the consolidated financial statements related to this matter.

NOTE 9—BUSINESS RESTRUCTURING EXPENSES

There were no business restructuring activities undertaken during the nine months ended April 30, 2004. During the nine months ended April 30, 2003, the Company incurred net business restructuring expenses of $8.5 million, including severance and other employee termination costs of approximately $5.2 million, asset impairment charges related to property and equipment to be abandoned or held for sale, net of recoveries, of approximately $1.9 million, future rent payments under noncancelable operating leases of $0.8 million, and other costs associated with facility consolidations of $0.6 million. The operating leases expire at various dates through July 31, 2005. Business restructuring income of $0.1 million recognized in the three month period ended April 30, 2003, was due to an adjustment of the original estimate of severance costs associated with previous restructuring activities.

The following table displays the activity related to previously implemented restructuring plans for the nine months ended April 30, 2004:

(in thousands)	Severance and other employee costs	Lease payments and other costs	Total
Restructuring reserve, July 31, 2003	$1,706	$754	$2,460
Cash expenditures	(1,292)	(329)	(1,621)
Foreign currency translation adjustments and other	66	(214)	(148)

Restructuring reserve, April 30, 2004	$480	$211	$691

The Company continues to review its business strategies and evaluate further potential restructuring actions, which could result in additional restructuring charges in future periods.

NOTE 10—PENSION AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit plans for one of its U.S. locations and for certain employees in Canada. Annual contributions to these pension plans equal or exceed the minimum funding requirements of applicable local regulations. The Company also maintains an unfunded postretirement (life insurance and medical) benefit plan for certain employees in Canada.

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

The Company adopted the disclosure rules under SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective February 2004. The following tables provide the components of net periodic benefit costs for the plans for the three month and nine month periods ended April 30, 2004, and 2003:

Pension Plans

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
(in thousands)
Service cost	$285	$214	$632	$604
Interest cost	443	490	1,331	1,440
Expected return on plan assets	(307)	(271)	(921)	(756)
Amortization of prior service cost	80	193	239	532
Amortization of net (gain)/loss	—	31	—	1,570

Net periodic benefit cost	$501	$657	$1,281	$3,390

Other Postretirement Plans	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
(in thousands)
Service cost	$82	$51	$246	$176
Interest cost	186	154	558	458
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	8	7	25	54
Amortization of net (gain)/loss	25	4	75	666

Net periodic benefit cost	$301	$216	$904	$1,354

The Company contributed $1.7 million and $5.0 million to its pension plans and other postretirement plans, during the three and nine months ended April 30, 2004. The Company presently anticipates contributing $5.8 million to its pension plans and other postretirement plans during fiscal year 2004.

During the nine months ended April 30, 2003, the Company recognized a curtailment loss of $2.4 million resulting from the sale of NORCOM (see Note 3 “Divestitures and Discontinued Operations”). The curtailment loss was recorded in “Loss on sale of business” in the accompanying condensed consolidated income statement.

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

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

NOTE 11—BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company evaluates segment performance based on income/(loss) from operations, excluding business restructuring expenses and (gain)/loss on sale of assets, after allocation of corporate expenses. Net business restructuring expenses incurred during the three and nine month periods ended April 30, 2004, were not material. Business restructuring income of $0.1 million associated with operations in the Network Communication segment was recognized in the three month period ended April 30, 2003. Business restructuring expenses of $8.5 million was recognized for the nine months ended April 30, 2003, of which approximately $6.8 million was associated with operations in the Network Communication segment. See Note 9 “Business Restructuring Expenses” for further discussion. The Company has no inter-segment revenues. Summarized financial information for the Company’s business segments is as follows:

Business Segment Information

(in thousands)	Network Communication Segment	Specialty Electronic Segment	Total
Three Months Ended April 30,
Net sales
2004	$86,631	$62,290	$148,921
2003	70,534	51,593	122,127

Segment income/(loss) from operations
2004	$2,651	$5,761	$8,412
2003	210	4,096	4,306

Nine Months Ended April 30,
Net sales
2004	$232,505	$168,263	$400,768
2003	208,054	147,138	355,192

Segment income/(loss) from operations
2004	$626	$11,449	$12,075
2003	(165)	10,975	10,810

Total assets
April 30, 2004	$309,883	$206,343	$516,226
July 31, 2003	292,118	199,780	491,898

CABLE DESIGN TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Segment operating income/(loss) differs from consolidated income/(loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle reported in the consolidated income statements as follows:

(in thousands)	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Segment operating income/(loss) from operations	$8,412	$4,306	$12,075	$10,810
(Gain)/loss on sale of assets	30	57	(72)	142
Business restructuring (income)/expense, net	(40)	(71)	(62)	8,457
Interest expense, net	1,405	1,219	3,910	4,310
Other expense/(income), net	86	(409)	(69)	(245)

Income/(loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$6,931	$3,510	$8,368	$(1,854)

The following summarizes external net sales attributed to geographic areas based on the location of the customers:

Geographic Information

(in millions, except percentages)	Three Months Ended April 30, 2004		Three Months Ended April 30, 2003
	Net Sales	Percent	Net Sales	Percent

United States	$77.4	52.0%	$63.5	52.0%
Western Europe	42.7	28.7%	33.2	27.2%
Canada	14.3	9.6%	13.4	11.0%
All other international	14.5	9.7%	12.0	9.8%

Total net sales	$148.9	100.0%	$122.1	100.0%

(in millions, except percentages)	Nine Months Ended April 30, 2004		Nine Months Ended April 30, 2003
	Net Sales	Percent	Net Sales	Percent
United States	$204.1	50.9%	$190.8	53.7%
Western Europe	115.3	28.7%	92.3	26.0%
Canada	40.7	10.2%	36.3	10.2%
All other international	40.7	10.2%	35.8	10.1%

Total net sales	$400.8	100.0%	$355.2	100.0%

NOTE 12—PENDING BUSINESS COMBINATION

On February 5, 2004, the Company and Belden Inc. (“Belden”) announced that they had entered into a definitive Agreement and Plan of Merger, dated as of February 4, 2004 (the “Merger Agreement”), by and among the Company, BC Merger Corp., a direct wholly-owned subsidiary of the Company (“Merger Sub”), and Belden.

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Belden (the “Merger”), with Belden continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. As a result of the Merger, each then-outstanding share of Belden common stock, par value $0.01 per share, other than shares held as treasury stock by Belden, will be canceled and converted into, and become exchangeable for, (i) two shares of common stock, par value $0.01 per share, of the Company if a one-for-two reverse stock split of the outstanding shares of the Company’s common stock contemplated by the Merger Agreement has not been effected prior to the effective time of the Merger, or (ii) one share of the Company’s common stock if the reverse stock split has been effected prior to the Effective Time. Upon completion of the Merger, the stockholders of the Company prior to the Merger will own approximately 45% of the combined company and the stockholders of Belden prior to the Merger will own approximately 55% of the combined company, assuming the holders of the Company’s convertible debentures do not convert them. Upon the consummation of the merger, the Company will change its name to Belden CDT Inc. (“Belden CDT”). The Merger is subject to various conditions, including, among others, the receipt of domestic and international regulatory approvals and the approval of the transaction by each of the Company’s and Belden’s respective stockholders. The Company and Belden received notice on March 24, 2004, of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In connection with the Merger, the Company filed an initial registration statement on Form S-4 on March 24, 2004, and on June 3, 2004, the registration statement was declared effective by the Securities and Exchange Commission.

The Company anticipates the Merger will be accounted for as a reverse acquisition under the purchase method of accounting with Belden deemed the acquiring entity and the Company deemed the acquired entity in accordance with SFAS No. 141, Business Combinations, because Belden’s stockholders as a group will retain or receive the larger portion of the voting rights in Belden CDT and Belden’s senior management will represent a majority of the senior management of Belden CDT. The Company currently expects the Merger to be completed prior to the end of its current fiscal year ended July 31, 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto. The Company’s unaudited condensed consolidated financial statements as of April 30, 2004, for the three and nine months ended April 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year. The discussions that follow do not take into account the potential impact of the Company’s proposed merger with Belden Inc. announced February 5, 2004, except for costs associated with the planned merger, which are reflected in the Company’s results for the three and nine months ended April 30, 2004 (See Note 12 “Pending Business Combination”).

RESULTS OF OPERATIONS

The following table sets forth certain line items from the condensed Consolidated Income Statements as a percent of revenue for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.8%	76.6%	77.4%	76.9%
Gross profit	23.2%	23.4%	22.6%	23.1%
Selling, general and administrative expenses	16.8%	19.0%	18.7%	19.3%
Research and development expenses	0.8%	0.8%	0.9%	0.8%
Income/(loss) from operations	5.7%	3.5%	3.0%	0.6%
Net income/(loss) from continuing operations before cumulative effect of accounting change	2.4%	1.7%	0.7%	(0.4)%

OVERVIEW

Cable Design Technologies Corporation (the “Company”) designs, manufactures, and distributes technologically advanced connectivity products for the global Network Communication and Specialty Electronic marketplaces. Network Communication encompasses connectivity products used within computer networks and communication infrastructures for the electronic and optical transmission of data, voice and multimedia. Products included in this segment are high bandwidth network and interconnect cables, fiber optic cables and passive components, including connectors, wiring racks and panels, and interconnecting hardware for end-to-end network structured wiring systems, and communication cable products for local loop, central office, wireless and other applications. The Specialty Electronic segment encompasses electronic cable products for automation and process control applications as well as specialized wire and cable products for niche markets, including commercial aviation and automotive electronics.

The Company had been heavily dependent on capital spending trends in the networking sector and demand from original equipment manufacturers (“OEMs”), including those in the telecommunications and electronic sectors. The overall economic decline in fiscal 2002, 2003, and the first half of fiscal 2004, has, we believe, negatively impacted: (1) new office construction and expansion; (2) commercial, academic and governmental budgets for network infrastructure; and (3) OEM sales of telecommunication and other related products. In addition, the Company has faced increased competition from companies attempting to utilize excess capacity as well as lower-cost manufactured imports in many of its markets. The network sector continues to be impacted by lower levels of infrastructure capital spending and weak demand for new or refurbished commercial office space. In the specialty electronic sector, sluggish demand for telecommunication products is offset by favorable demand conditions in the automotive and aviation markets, as well as markets for video, sound, security and other similar applications.

The Company’s current strategy is to maintain an extensive product portfolio, continue to develop new products, utilize manufacturing expertise to create efficiencies, develop and market recognized brand names, and capitalize on a large customer base. Currently, through its nineteen consolidated subsidiaries and divisions, the Company designs, manufactures, and distributes a diverse portfolio of different products, grouped into 26 product categories, to over 10,000 customers across a broad variety of end markets in 80 countries. While overall sales trends in the telecommunications and networking sectors can still have an effect on sales volume, the Company’s diverse product mix and customer base has resulted in sales growth with reduced volatility and less dependency on any one industry sector. For the nine months ended April 30, 2004, total net sales in the Network Communication and Specialty Electronic business segments have continued to become more balanced and represent 58% and 42% of total net sales compared to 62% and 38%, respectively, in fiscal 2001. The Company believes that this diversity will result in overall sales growth commensurate with North American and European economic growth rates.

The Company’s profitability is primarily impacted by fluctuations in its gross margin, which is mainly determined by product pricing and raw material costs. In general, product pricing across most product categories and industry sectors continues to be negatively effected by lower cost imports and excess industry capacity for certain products. Copper and insulating compounds are the major raw materials for many of the Company’s products. During the current fiscal year, copper prices have risen and exhibited significant volatility due to higher worldwide demand and temporary supply restrictions. In recent months, the Company has experienced cost increases in both copper and insulating compounds. During the third quarter 2004, the Company instituted price increases in many of its product lines. However, it is too soon to know how these price increases will be received in the marketplace and how they will effect overall demand. If raw material prices fail to stabilize at more normalized levels or the Company is unable to recoup these higher costs through product price increases or product price increases negatively effect demand, the Company’s operating performance could be impacted negatively in the fourth quarter of fiscal 2004. However, the Company believes that the implementation of its current strategies should enable it to be well positioned to respond to current market trends without any material negative impact on its financial condition or liquidity.

THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THREE MONTHS ENDED

APRIL 30, 2003

(in millions)	Three Months Ended April 30,		Total Sales Incr./(Decr.)	Incr./(Decr.) Due to the Effect of Currency Translation
	2004	2003
Net sales:
Network Communication	$86.6	$70.5	$16.1	$3.6
Specialty Electronic	62.3	51.6	10.7	3.4

Total net sales	$148.9	$122.1	$26.8	$7.0

Total net sales for the three months ended April 30, 2004 (“third quarter 2004”), increased 21.9% to $148.9 million compared to $122.1 million for the three months ended April 30, 2003 (“third quarter 2003”). The increase in total net sales, excluding the $7.0 million favorable effect of foreign currency translation was $19.8 million, or 16.2%, partially due to the replenishment of customer inventories. Excluding foreign currency translation, Network Communication segment sales increased $12.5 million, or 17.7%. This increase was primarily due to higher sales of local area and high-speed network cables due to improving infrastructure spending in the United States. Excluding foreign currency translation, Specialty Electronic segment sales for the third quarter increased $7.3 million, or 14.1%. Specialty cables used for aviation applications and for automation process control in industrial machinery applications were significant contributors to the quarter over quarter increase in sales. The sales increase in Specialty Electronic products occurred primarily in Europe and the United States.

Gross profit for the third quarter 2004 was $34.6 million compared to $28.6 million for the third quarter 2003, due primarily to higher sales volume for the quarter. The gross margin was 23.2% compared to 23.4% last year.

Selling, general and administrative expenses (“SG&A”) for the third quarter 2004 increased $1.8 million, to $25.0 million compared to $23.2 million for the same period last year. The increase in SG&A was principally due to the $0.9 million effect of foreign currency translation as well as $0.8 million of merger-related expenses, including legal and accounting fees. SG&A as a percentage of sales decreased to 16.8% for the third quarter 2004 compared to 19.0% for the third quarter 2003. The decrease in SG&A as a percentage of sales on a quarter over quarter basis was primarily due to increased sales. Research and development expenses were $1.2 million in the third quarter 2004, compared to $1.0 million for third quarter 2003. Restructuring expenses reflected in the third quarter 2003 related to severance cost for 67 individuals.

Interest expense was $1.4 million for the third quarter 2004, an increase of $0.2 million compared to interest expense of $1.2 million for the same period last year. The increase in interest expense was partially due to $0.1 million of additional interest on the convertible debentures during the third quarter 2004. See the Liquidity and Financial Resources section for additional discussion.

The Company continually evaluates its annual effective tax rate based on actual and projected results of operations across multiple statutory entities and adjusts the current period tax provision or benefit accordingly. During the third quarter 2004, the Company incurred additional specific merger costs associated with its planned merger with Belden Inc. These merger costs are not deductible for tax purposes. The full tax impact of these expenses was recognized in the third quarter 2004. The effective tax rate for the third quarter 2004 was 43.6%, compared to an effective tax rate of 33.8% for the third quarter 2003. This change was primarily due to the aforementioned non-deductible merger-related expenses.

At April 30, 2004, the Company had nineteen consolidated subsidiaries and divisions, three subsidiaries of which had minority interest expense. These three subsidiaries represented 17.0% of total net sales and $1.4 million, or 16.8%, of income/(loss) from operations and operate primarily in the European marketplace in both the Network Communication and Specialty Electronic business segments. The Company’s ownership position in these subsidiaries ranged from 76% to 95%. In the third quarter 2004, minority interest expense remained essentially unchanged compared to the prior period in 2003.

Net income/(loss) from continuing operations before cumulative effect of accounting change for the third quarter 2004 was $3.6 million, or $0.08 per diluted common share, compared to net income/(loss) from continuing operations before cumulative effect of accounting change of $2.1 million, or $0.05 per diluted share, for the third quarter 2003. The increase in net income from continuing operations compared to the prior year period was primarily due to higher sales partly offset by merger-related expenses.

NINE MONTHS ENDED APRIL 30, 2004 COMPARED TO NINE MONTHS ENDED APRIL 30, 2003

	Nine Months Ended April 30,		Total Sales Incr./(Decr.)	Incr./(Decr.) Due to the Effect of Currency Translation
(in millions)	2004	2003
Net sales:
Network Communication	$232.5	$208.1	$24.4	$11.9
Specialty Electronic	168.3	147.1	21.2	9.4

Total net sales	$400.8	$355.2	$45.6	$21.3

Total net sales for the nine months ended April 30, 2004 (“first nine months 2004”), increased 12.8% to $400.8 million compared to $355.2 million for the nine months ended April 30, 2003 (“first nine months 2003”). The increase in total net sales, excluding the $21.3 million favorable effect of foreign currency translation was $24.3 million, or 6.8%. Excluding foreign currency translation, Network Communication segment sales increased $12.5 million, or 6.0%. This increase was primarily due to higher sales of telecommunication products in Europe and higher sales of local area and high-speed network cables in the United States. Excluding foreign currency translation, Specialty Electronic segment sales for the nine months 2004 increased $11.8 million, or 8.0%. Increases in sales of specialty products across all product groups, especially products associated with home and security video, aviation, and industrial applications, contributed to the nine month increase in sales. The sales increase in Specialty Electronic products occurred primarily in the Company’s domestic and European operations.

Gross profit for the first nine months 2004 was $90.5 million compared to $82.1 million for the first nine months 2003, and the gross margin was 22.6% compared to 23.1% last year. The increase in the gross profit was primarily a result of higher sales volume. The decrease in gross margin was due to higher raw material costs partially offset by lower labor costs.

Selling, general and administrative expenses (“SG&A”) for the first nine months 2004 increased $6.6 million, to $75.0 million compared to $68.4 million for the same period last year. The increase in SG&A was primarily due to $3.3 million of merger-related expenses, including due diligence expenses, legal, accounting and investment banking fees, as well as the $3.2 million effect of foreign currency translation. SG&A as a percentage of net sales decreased to 18.7% for the first nine months 2004 compared to 19.3% for the first nine months 2003. Research and development expenses were $3.4 million in the current year period compared to $2.9 million for first nine months 2003.

Restructuring expenses incurred in the first nine months 2003 were $8.5 million. These prior year business restructuring expenses represented costs to consolidate four facilities into other Company operations and consisted primarily of severance and other employee-related costs and asset impairment charges. See Note 9 “Business Restructuring Expenses” for further discussion.

Interest expense was $3.9 million for the first nine months 2004, a decrease of $0.4 million compared to interest expense of $4.3 million for the same period last year. The decrease in interest expense was due to a lower average interest rate on outstanding borrowings during the first nine months 2004.

At April 30, 2004, the Company had nineteen consolidated subsidiaries and divisions, three subsidiaries of which had minority interest expense. These three subsidiaries represented 17.9% of total net sales and $3.1 million, or 25.5%, of income/(loss) from operations and operate primarily in the European marketplace in both the Network Communication and Specialty Electronic business segments. The Company’s ownership position in these subsidiaries ranged from 76% to 95%. In the first nine months 2004, minority interest expense increased 56.0% to $0.8 million compared to $0.5 million for the first nine months 2003.

The Company continually evaluates its annual effective tax rate based on actual and projected results of operations across multiple statutory entities and adjusts the current period tax provision or benefit accordingly. During the first nine months 2004, the Company incurred specific merger costs associated with its planned merger with Belden Inc. These merger costs are not deductible for tax purposes. The full tax impact of these expenses was recognized in the second and third fiscal quarters 2004. The effective tax rate for the first nine months 2004 was 55.7%, compared to a tax benefit rate of 53.7% for the first nine months 2003. This change was primarily due to the aforementioned non-deductible merger-related expenses.

Net income/(loss) from continuing operations before cumulative effect of accounting change for the first nine months 2004 was $2.9 million, or $0.07 per diluted common share, compared to a net income/(loss) from continuing operations before cumulative effect of accounting change of $(1.4) million, or $(0.03) per diluted share, for the first nine months 2003. The increase in net income from continuing operations compared to the prior year period was primarily due to the absence of restructuring expenses in the current period, partly offset by merger-related expenses and a lower gross margin compared to the prior year.

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective August 1, 2002. SFAS No. 142 required that amortization of goodwill and intangible assets with indefinite lives cease as of August 1, 2002, and that the recorded value of goodwill and other indefinite lived intangible assets be reviewed annually, or more frequently if impairment indicators arise, for impairment. See Note 6 “Goodwill and Other Identifiable Intangible Assets” for further discussion. The Company performed the initial impairment test for goodwill attributable to each of its reporting units by comparing the fair value (determined on a discounted cash flow basis) of each reporting unit to its carrying value. In this test, due to the effect of recent global economic and industry specific conditions, the Company reduced the cash flow projections of certain acquired reporting units compared to previous projections. The implementation of SFAS No. 142 resulted in a non-cash goodwill impairment charge of $35.7 million, net of tax, which was recorded retroactively in fiscal year 2003 to August 1, 2002, as a cumulative effect of accounting change. The Company’s historical recorded value of goodwill is related primarily to the Specialty Electronic business segment and $29.3 million, net of tax, of the goodwill impairment charge was related to four subsidiaries and divisions in this segment, which represented 23.9% of total sales as of April 30, 2004.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $16.0 million of cash from operating activities during the first nine months of 2004, net of a $5.2 million increase in operating working capital. The increase in operating working capital for the period includes increases in accounts receivable and inventories of $7.5 million and $4.3 million, respectively. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Net cash used by investing activities of $2.1 million primarily represented amounts expended for capital additions of $4.8 million, offset in part by proceeds of $2.7 million from the sale of assets. Net cash provided by financing activities of $1.2 million includes $2.0 million of proceeds received from the exercise of stock options and issuance of common stock pursuant to the Company’s employee stock purchase plan, which were partially offset by a net reduction of outstanding debt of $0.4 million.

The Company’s primary sources of liquidity include cash and cash equivalents and cash from operations. Cash and cash equivalents increased $16.2 million for the nine months ended April 30, 2004, to $49.0 million, of which $27.0 million is held by domestic subsidiaries or divisions. For the remainder of the fiscal year ended July 31, 2004 (“fiscal 2004”), the Company expects to continue to generate positive net cash flows from operations due to revenue growth and continued management of working capital and SG&A. Additionally, the Company expects to receive approximately $1.5 million in proceeds from the sale of assets. See Note 3 “Divestitures and Discontinued Operations”. The Company’s investing and financing requirements for the remainder of the fiscal 2004 include cash to support capital expenditures, debt service requirements, and employee benefit obligations. These requirements are expected to range from $5.0 to $5.5 million over the period. As discussed in Note 12 “Pending Business Combination”, the Company and Belden Inc. announced that they have entered into a definitive Agreement and Plan of Merger. In the event that the merger is not consummated, the Company would evaluate a number of options, which would include restructurings of its businesses or other strategic alternatives. Certain restructuring options could require significant cash costs.

We believe that our existing cash and cash equivalents and our net cash provided by operating activities during fiscal 2004 will be sufficient to meet our current and forecasted cash requirements. Based on this forecast and the pending merger with Belden Inc., the Company has no plans to obtain a revolving credit facility at this time. The Company has deferred implementing letter of credit arrangements for ordinary course commercial transactions due to the pending merger with Belden, Inc. However, if the merger were not consummated, the Company would plan to reestablish a letter of credit facility and a revolving credit facility, depending on costs and cash balance forecasts.

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

On December 5, 2003, the Company filed a registration statement on Form S-3 in connection with its 4.00% convertible subordinated debentures due July 15, 2023. Under the Registration Rights Agreement entered into upon the issuance of the debentures, an additional 0.50% of interest accrued on the debentures beginning on March 4, 2004, and continuing until the effectiveness of the registration statement on Form S-3. The registration statement was declared effective by the Securities and Exchange Commission on May 11, 2004. Additional interest of $0.1 million was included in “Interest expense” in the accompanying consolidated income statements for the three and nine months ended April 30, 2004.

The Company’s ability to obtain external financing and the related cost of borrowing is affected by the Company’s debt ratings, which are periodically reviewed by the major credit rating agencies. The debt ratings and outlook assigned to the 4.00% convertible subordinated debentures as of January 31, 2004, were Ba3/Stable by Moody’s Investor Service, Inc. and B+/Stable by Standard & Poor’s. On February 5, 2004, Standard & Poor’s announced that it had placed its rating on CreditWatch with negative implications. On February 9, 2004, Moody’s Investor Service, Inc. announced that it had placed its rating under review for possible downgrade. As reasons for their review, both credit rating agencies cited the Company’s recent announcement that it and Belden Inc. had entered into a definitive agreement and plan of merger. See Note 7 “Long-term Debt and Financing Arrangements” for further discussion of the convertible debentures and Note 12 “Pending Business Combination” for further discussion of the merger. On April 19, 2004, Standard & Poor’s announced that it had lowered the rating assigned to the convertible debentures by one notch from B+ to B. Further, on May 5, 2004, Moody’s Investor Service Inc. announced that it had lowered the rating assigned to the convertible debentures by one notch from Ba3 to B1. The rating outlook was affirmed as stable by both agencies.

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

During the three months ended April 30, 2004:

•	The Company did not change any of its existing accounting policies and did not adopt any new critical accounting policies;

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed; and

•	No existing accounting policies became critical accounting policies due to an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate.

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

The Company currently values its inventory using the lower of market or first-in, first-out (FIFO) cost. Following periods of significant movement in the price of copper and for those operations having longer inventory cycles, utilizing FIFO may effect profitability from one period to the next. The Company does not generally engage in activities to hedge the underlying value of its copper inventory.

FORWARD-LOOKING STATEMENTS—Under the Private Securities Litigation Act of 1995

Certain statements in this quarterly report are forward-looking statements, including, without limitation, statements regarding future financial results and performance and available liquidity, future debt reduction or incurrence, amount, or date of recognition of, future pension obligations, and the Company’s or management’s beliefs, expectations or opinions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s products, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, litigation exposure, price fluctuations of raw materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, environmental matters and other specific factors discussed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, the Company’s Current Report on Form 8-K, filed March 15, 2004, and the Company’s amended Current Report on Form 8-K/A, filed April 27, 2004. In addition, see Note 12 “Pending Business Combination” for a brief synopsis of the planned merger of the Company with Belden Inc. There can be no assurance as to the timing of the closing of the merger, or whether the merger will close at all. The consideration to be received by the Company’s stockholders, as set forth in the Agreement and Plan of Merger, is fixed despite potential changes in stock prices. The officers and directors of the Company and Belden may have interests in the merger that are different from the interests of stockholders because of employment agreements, severance agreements and stock-based compensation arrangements. The combined company will rely heavily on key personnel, and there can be no assurance that such key personnel will be retained by the combined company. Integration of the Company and Belden operations may be difficult, and the expected synergies and cost savings might not be realized. If the merger is not completed, the Company’s business and stock price might be negatively affected if customers, investors and others were to doubt the Company’s ability to compete effectively on its own. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There was no material change in the Company’s exposure to market risk from July 31, 2003.

Item 4.    Controls and Procedures

The Company has established controls and procedures to ensure that material information relating to the Company and its subsidiaries is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors. The Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2004. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of April 30, 2004, except as noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken, except as noted below.

The Company’s Annual Report on Form 10-K for the year ended July 31, 2003, disclosed certain matters that had been identified by the Company’s auditors and which constituted a “Reportable Condition” under the standards established by the American Institute of Certified Public Accountants. The Company has reviewed and continues to address these matters and plans to implement appropriate measures where necessary.

The Company is in the process of implementing the requirements for Section 404 of the Sarbanes-Oxley Act of 2002. In May 2003, the Company retained Ernst & Young LLP to assist management in such implementation. Internal controls and procedures are being documented, reviewed and tested and, if weaknesses are identified, appropriate remediation plans will be implemented. The Company expects this process to continue at least through calendar year 2004.

See also Item 9a in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 4, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. Incorporated by reference to Exhibit 2.1 of CDT’s Current Report on Form 8-K, as filed on February 5, 2004.

3.1	Amended and Restated Certificate of Incorporation of CDT as filed with the Secretary of State of Delaware on November 10, 1993, incorporated by reference to Exhibit 3.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992), Certificate of Amendment of the Restated Certificate of Incorporation of CDT and Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of CDT, as filed with the Secretary of State of Delaware on December 11, 1996 and incorporated by reference to CDT’s Registration Statement on Form 8-A/A, as filed on December 23, 1996.

3.2	By-Laws of CDT, as amended to date, incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 to CDT’s Registration Statement on Form S-3 (File No. 33-00554), as filed on February 28, 1996.

4.1	Form of certificate representing shares of the Common Stock of CDT. Incorporated by reference to Exhibit 4.1 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

4.2	Rights Agreement dated as of December 11, 1996, between Cable Design Technologies Corporation and The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C. Incorporated herein by reference to CDT’s Registration Statement on Form 8-A, as filed on December 11, 1996.

4.3	Indenture, dated July 8, 2003, between Cable Design Technologies Corporation and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023. Incorporated by reference to Exhibit 4.3 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

4.4	Registration Rights Agreements, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures. Incorporated by reference to Exhibit 4.4 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

4.5	Purchase Agreement, dated July 1, 2003, between Cable Design Technologies Corporation and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures. Incorporated by reference to Exhibit 4.5 to CDT’s report on Form 10-K, as filed on October 29, 2003.

4.6	Form of 4.00% Convertible Subordinated Debenture due 2023 (included in the Indenture filed as Exhibit 4.3 hereto).

*10.1	CDT Long-Term Performance Incentive Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

*10.2	CDT Stock Option Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 as filed on December 22, 1993.

*10.3	Cable Design Technologies Corporation Management Stock Award Plan (adopted on September 23, 1993). Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8, as filed on May 2, 1994.

Exhibit No.	Description

*10.4	Description of CDT Bonus Plan. Incorporated by reference to Exhibit 10.20 to CDT’s Registration Statement on Form S-1 (File No. 33-69992).

10.5	Collective Labour Agreement dated June 10, 2001, between NORDX/CDT and Canadian Union of Communications Workers Unit 4. Incorporated by reference to Exhibit 10.7 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2002.

*10.6	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan adopted April 19, 1999 and amended June 11, 1999. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.7	Cable Design Technologies Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to CDT’s Registration Statement on Form S-8 (File No. 333-76351).

*10.8	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.9	Form of April 23, 1999 Stock Option Grant. Incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K, as filed on October 27, 1999.

*10.10	Amendment No. 1, dated March 7, 2000, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.14 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.11	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.12	Employment agreement dated August 1, 2000, among CDT, Noslo Ltd. and Ian Mack. Incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K, as filed on October 27, 2000.

*10.13	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan adopted December 6, 2000. Incorporated by reference to Exhibit 99.1 to CDT’s Report on Form 10-Q as filed March 15, 2001.

*10.14	Form of Stock Option Grant under CDT Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 99.2 to CDT’s Report on Form 10-Q as filed March 15, 2001.

*10.15	Form of Employment Agreement dated December 10, 2001, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.2 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.16	Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002. Incorporated by reference to Exhibit 10.4 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.17	Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to CDT’s Report on Form 10-Q as filed March 13, 2002.

*10.18	Form of Employment Agreement dated October 15, 2002, between Cable Design Technologies Corporation and William Cann. Incorporated by reference to Exhibit 10.21 to CDT’s report on Form 10-Q as filed December 16, 2002.

*10.19	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.22 to CDT’s report on Form 10-Q as filed December 16, 2002.

Exhibit No.	Description

*10.20	Amendment No. 2, dated October 9, 2001, to Cable Design Technologies Corporation Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.24 to CDT’s report on Form 10-Q, as filed on June 16, 2003.

10.21	Asset Purchase Agreement dated October 22, 2002, between NORDX/CDT, Inc., Belden (Canada) Inc. and Belden Communications Company. Incorporated by reference to Exhibit 99.3 to CDT’s report on Form 10-Q, as filed December 16, 2002.

*10.22	Form of Change in Control Agreement dated October 6, 2003, between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to Exhibit 10.22 to CDT’s report on Form 10-Q, as filed on December 15, 2003.

*10.23	Form of Ferdinand C. Kuznik Restricted Stock Grant dated November 3, 2003, under the Supplemental Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.23 to CDT’s report on Form 10-Q, as filed on December 15, 2003.

*10.24	Form of Change in Control Agreement between CDT and each of George C. Graeber, William Cann, Charles B. Fromm, Robert Canny, David R. Harden, Peter Sheehan and Ian Mack. Incorporated by reference to Exhibit 10.24 to CDT’s report on Form 10-Q, as filed on December 15, 2003.

10.25	Form of Retention Award under Retention and Integration Award Program, to be entered into by and between Belden Inc. and each of C. Baker Cunningham, Richard K. Reece, Cathy O. Staples, Kevin L. Bloomfield, D. Larrie Rose, Robert W. Matz and Stephen H. Johnson. Incorporated by reference to CDT’s Registration Statement on Form S-4 (Reg. No. 333-113875), as filed on May 28, 2004.

*10.26	Form of Retention Award under Retention and Integration Award Program, to be entered into by and between Cable Design Technologies Corporation and each of Robert Canny, Peter Sheehan and David R. Harden. Incorporated by reference to CDT’s Registration Statement on Form S-4 (Reg. No. 333-113875), as filed on May 28, 2004.

*10.27	Retention Agreement, dated May 14, 2004, by and between Cable Design Technologies Corporation and Ferdinand C. Kuznik. Incorporated by reference to CDT’s Registration Statement on Form S-4 (Reg. No. 333-113875), as filed on May 28, 2004.

*10.28	Form of Retention Agreement, by and between Cable Design Technologies Corporation and George Graeber. Incorporated by reference to CDT’s Registration Statement on Form S-4 (Reg. No. 333-113875), as filed on May 28, 2004.

10.29	Form of First Amendment to Change of Control Employment Agreement, to be entered into by and between Belden Inc. and C. Baker Cunningham, Richard K. Reece, Cathy O. Staples, Kevin L. Bloomfield, D. Larrie Rose, Robert W. Matz and Stephen H. Johnson. Incorporated by reference to CDT’s Registration Statement on Form S-4 (Reg. No. 333-113875), as filed on May 28, 2004.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to CDT’s Annual Report on Form 10-K, as filed on October 29, 2003.

15.1	Letter of Deloitte & Touche LLP regarding unaudited interim financial statement information.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Officer or Director
**	Filed Herewith

(b)  Reports on Form 8-K:

The following were filed or furnished during the quarter ended April 30, 2004:

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

Form 8-K dated March 15, 2004, reported under Item 5. Other Events, regarding the disclosure of risk factors relating to the Company and its business, which were intended to update and supplement the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

Form 8-K/A dated April 27, 2004, reported under Item 5. Other Events, to amend certain of the risk factors included in the Company’s Form 8-K filed on March 15, 2004, in response to comments provided by the Securities and Exchange Commission in connection with the Company’s filing of Amendment No. 1 to Registration Statement of Form S-3, File No. 333-110944, filed on March 15, 2004.

Form 8-K dated May 18, 2004, reported under Item 9. Regulation FD Disclosure, to report that the Company has changed the record date for its special meeting of stockholders to May 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE DESIGN TECHNOLOGIES CORPORATION

June 14, 2004	/s/ FERDINAND C. KUZNIK
Ferdinand C. Kuznik Chief Executive Officer

June 14, 2004	/s/ WILLIAM E. CANN
William E. Cann Vice President and Chief Financial Officer