Form 10-Q
period 2004-06-30
BELDEN CDT INC.
filed 2004-10-26
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File No. 001-12561

BELDEN CDT INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3601505 (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, Suite 800
St. Louis, Missouri 63105
(Address of principal executive offices)

(314) 854-8000
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 Par Value	Outstanding at October 25, 2004 46,881,691

EXPLANATORY NOTE

Belden CDT Inc. (the “Registrant”) files this quarterly report on Form 10-Q with respect to the quarterly period of Belden Inc. (“Belden” or the “Company”) ended June 30, 2004. As more particularly reported in the Registrant’s Form 8-K filed on July 16, 2004, BC Merger Corp., a wholly owned subsidiary of the Registrant, was merged with and into Belden on July 15, 2004, with Belden continuing as the surviving corporation and as a wholly owned subsidiary of the Registrant (the “Merger”). Although at the time of the Merger the common stock of Belden (thereafter wholly owned by the Registrant) ceased trading on the New York Stock Exchange and a Form 15 was filed certifying the suspension of Belden’s obligation to file periodic reports, the Registrant now files this report on Form 10-Q to remove any question that it has met its reporting obligations under the securities laws. The information appearing in PART I (FINANCIAL INFORMATION) below is identical to that filed by the Registrant on August 9, 2004, in a report on Form 8-K/A (Amendment No. 1). Further, the information contained below in this report on Form 10-Q covers matters pertaining to Belden and subsidiaries for the period up to August 9, 2004, and does not reflect any facts, results, events or circumstances after such date.

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BELDEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
(in thousands)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$168,902	$94,955
Receivables	97,330	83,242
Inventories	91,737	80,958
Income taxes receivable	2,773	1,770
Deferred income taxes	11,015	9,946
Other current assets	5,523	6,218
Current assets of discontinued operations	20,476	107,302

Total current assets	397,756	384,391
Property, plant and equipment, less accumulated depreciation	172,381	189,129
Goodwill and other intangibles, less accumulated amortization	79,099	79,462
Other long-lived assets	10,705	6,008
Long-lived assets of discontinued operations	21,147	14,565

	$681,088	$673,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$90,133	$89,179
Current maturities of long-term debt	64,998	65,951
Current liabilities of discontinued operations	20,859	28,003

Total current liabilities	175,990	183,133
Long-term debt	136,000	136,000
Postretirement benefits other than pensions	9,580	10,201
Deferred income taxes	45,606	43,112
Other long-term liabilities	29,641	20,994
Long-term liabilities of discontinued operations	5,368	5,705
Stockholders’ equity
Preferred stock	—	—
Common stock	262	262
Additional paid-in capital	39,845	39,022
Retained earnings	238,486	237,087
Accumulated other comprehensive income	7,807	7,461
Unearned deferred compensation	(2,721)	(1,700)
Treasury stock	(4,776)	(7,722)

Total stockholders’ equity	278,903	274,410

	$681,088	$673,555

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Revenues	$184,307	$153,800	$354,410	$307,117
Cost of sales	151,113	125,665	288,933	250,092

Gross profit	33,194	28,135	65,477	57,025
Selling, general and administrative expenses	24,229	23,197	49,458	46,694
Other operating expenses	—	352	—	352

Operating earnings	8,965	4,586	16,019	9,979
Nonoperating income	(1,732)	—	(1,732)	—
Interest expense	3,167	3,239	6,333	6,489

Income before taxes	7,530	1,347	11,418	3,490
Income tax expense	1,896	832	3,140	1,739

Net income from continuing operations	5,634	515	8,278	1,751
Net loss from discontinued operations, net of tax benefit of $3,276, $714, $4,117 and $2,702, respectively	(5,823)	(1,268)	(7,319)	(4,802)
Net gain on disposal of discontinued operations, net of tax expense of $1,699, $0, $1,699 and $0, respectively	3,020	—	3,020	—

Net income/(loss)	$2,831	$(753)	$3,979	$(3,051)

Weighted average number of common shares and equivalents:
Basic	25,546	25,264	25,504	25,128
Diluted	25,832	25,413	25,827	25,281

Basic earnings/(loss) per share:
Continuing operations	$.22	$.02	$.33	$.07
Discontinued operations	(.23)	(.05)	(.29)	(.19)
Disposal of discontinued operations	.12	—	.12	—
Earnings/(loss) per share	.11	(.03)	.16	(.12)

Diluted earnings/(loss) per share:
Continuing operations	$.22	$.02	$.32	$.07
Discontinued operations	(.23)	(.05)	(.28)	(.19)
Disposal of discontinued operations	.12	—	.12	—
Earnings/(loss) per share	.11	(.03)	.16	(.12)

Dividends declared per share	$.05	$.05	$.10	$.10

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC. AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

Six Months Ended June 30, (in thousands)	2004	2003
Cash flows from operating activities:
Net income/(loss)	$3,979	$(3,051)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	12,132	18,115
Asset impairment charges	—	375
Deferred income tax expense	305	194
Retirement savings plan contributions	2,123	1,909
Employee stock purchase plan settlement	56	61
Stock compensation	(277)	149
Amortization of unearned deferred compensation	800	753
Gain on disposal of current assets	(4,719)	—
Gain on business divestiture	(2,156)	—
Changes in operating assets and liabilities: (1)
Receivables	(7,339)	497
Inventories	(7,567)	19,861
Accounts payable and accrued liabilities	(739)	(6,343)
Current and deferred income taxes, net	(1,110)	(404)
Other assets and liabilities, net	(397)	11,268

Net cash provided by/(used for) operating activities	(4,909)	43,384
Cash flows from investing activities:
Capital expenditures	(3,536)	(11,169)
Proceeds from business divestiture	431	—
Proceeds from disposal of current assets	47,142	—
Proceeds from disposal of long-lived assets	37,483	86

Net cash provided by/(used for) investing activities	81,520	(11,083)
Cash flows from financing activities:
Proceeds from exercise of stock options	46	—
Cash dividends paid	(2,580)	(2,529)

Net cash used for financing activities	(2,534)	(2,529)
Effect of exchange rate changes on cash and cash equivalents	(130)	1,482

Increase in cash and cash equivalents	73,947	31,254
Cash and cash equivalents, beginning of period	94,955	17,595

Cash and cash equivalents, end of period	$168,902	$48,849

Supplemental cash flow information:
Income tax refunds received	$17	$10,873
Income taxes paid	—	(10,126)
Interest paid, net of amount capitalized	(7,603)	(7,350)

(1) Net of the effects of exchange rate changes and acquired businesses.

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

						Accumulated
					Unearned	Other
	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
(in thousands)	Stock	Capital	Earnings	Stock	Compensation	Income/(Loss)	Total
Balance at December 31, 2002	$262	$40,917	$302,900	$(17,011)	$(2,014)	$(17,859)	$307,195
Net loss			(3,051)				(3,051)
Foreign currency translation adjustments						10,373	10,373
Minimum pension liability adjustments						(64)	(64)

Comprehensive income							7,258
Issuance of treasury stock
Stock compensation		(560)		1,964	(1,255)		149
Employee stock purchase plans		(17)		78			61
Retirement savings plan		(793)		2,702			1,909
Amortization of unearned deferred compensation					753		753
Cash dividends ($.05 per share)			(2,529)				(2,529)

Balance at June 30, 2003	$262	$39,547	$297,320	$(12,267)	$(2,516)	$(7,550)	$314,796

Balance at December 31, 2003	$262	$39,022	$237,087	$(7,722)	$(1,700)	$7,461	$274,410
Net income			3,979				3,979
Foreign currency translation adjustments						329	329
Minimum pension liability adjustments						17	17

Comprehensive income							4,325
Issuance of treasury stock
Exercise of stock options		3		43			46
Stock compensation		384		1,160	(1,821)		(277)
Employee stock purchase plans		2		54			56
Retirement savings plans		434		1,689			2,123
Amortization of unearned deferred compensation					800		800
Cash dividends ($.05 per share)			(2,580)				(2,580)

Balance at June 30, 2004	$262	$39,845	$238,486	$(4,776)	$(2,721)	$7,807	$278,903

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Financial Statement Presentation

Basis of Presentation

The accompanying Consolidated Financial Statements include Belden Inc. and all of its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2003 and December 31, 2002 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information or the Notes to Consolidated Financial Statements required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Current Report on Form 8-K filed on May 26, 2004.

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using average exchange rates. Resulting translation adjustments, as well as gains and losses from certain affiliate transactions, are reported in accumulated other comprehensive income/(loss), a separate component of stockholders’ equity. Exchange gains and losses on transactions are included in operating earnings/(loss).

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2003 Consolidated Financial Statements in order to conform to the 2004 presentation.

Note 2: Summary of Significant Accounting Policies

Stock-Based Compensation

The Company has four stock compensation plans—the Belden Inc. 2003 Long-term Incentive Plan and the Belden Inc. 1994 Incentive Plan (together, the Incentive Plans) as well as the Belden Inc. 2003 Employee Stock Purchase Plan and the Belden Inc. 1994 Employee Stock Purchase Plan (together, the Stock Purchase Plans).

The Belden Inc. 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. The Belden Inc. 1993 Employee Stock Purchase Plan expired by its own terms in September 2003 and no future purchase rights are available under this plan. Both plans are disclosed in this note because options and stock purchase rights granted under these plans affected pro forma operating results for the quarter ended June 30, 2003.

Under the Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. The Company accounts for stock options using the intrinsic value method provided in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for options granted under the Incentive Plans. The Company accounts for restricted stock grants under APB No. 25 as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the grants is measured as the difference between the market price of the Company’s common stock at the grant date and the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized to expense over the grant’s vesting period.

Under the Stock Purchase Plans, all full-time employees and part-time employees whose customary employment is for 20 or more hours per week and 5 or more months per year in Canada, the Netherlands, the United States and, prior to January 1, 2004, Germany receive the right to purchase a specified amount of common stock. Under the Belden Inc. 2003 Employee Stock Purchase Plan, participants purchase common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. Under the Belden Inc. 1994 Employee Stock Purchase Plan, participants purchased common stock at the lesser of 85% of the fair market value on the offering date or 100% of the fair market value on the exercise date. The Company accounts for these purchase rights using the intrinsic value method provided by APB No. 25. Accordingly, no compensation cost has been recognized for purchase rights granted under the Stock Purchase Plans.

The Company adopted the disclosure rules under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, effective December 2002. The effect on operating results of calculating the Company’s stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Reported net income/(loss)	$2,831	$(753)	$3,979	$(3,051)
Add: Stock-based employee compensation expense included in reported net income/(loss), net of tax	248	248	493	463
Deduct: Stock-based employee compensation expense determined using the fair value method, net of tax	351	472	898	1,129

Pro forma net income/(loss)	$2,728	$(977)	$3,574	$(3,717)

Basic earnings/(loss) per share:
Reported	$.11	$(.03)	$.16	$(.12)
Pro forma	.11	(.04)	.14	(.15)

Diluted earnings/(loss) per share:
Reported	$.11	$(.03)	$.16	$(.12)
Pro forma	.11	(.04)	.14	(.15)

The fair value of common stock options outstanding under the Incentive Plans and the fair value of stock purchase rights outstanding under the Stock Purchase Plans were estimated at the date of grant using the Black-Scholes option-pricing model.

The Company did not grant any new stock options or stock purchase rights during the three months ended June 30, 2004. For the three-month period ended June 30, 2003 and the six-month periods ended June 30, 2004 and 2003, weighted average assumptions used to determine the fair values of the stock options and stock purchase rights granted during each period included the following:

		Six Months Ended
	Three Months Ended June 30,	June 30,
	2003	2004	2003
Dividend yield	12.29%	7.34%	10.71%
Expected volatility	41.71%	39.70%	41.86%
Expected life (in years)	7.00	7.00	7.00
Risk free interest rate	3.55%	3.55%	3.40%

The Company did not grant any new awards under its Incentive Plans during the three-month period ended June 30, 2004. The Company also did not grant any new stock purchase rights under its Stock Purchase Plans for the three- and six-month periods ended June 30, 2004 and 2003. For the three-month period ended June 30, 2003 and the three- and six-month periods ended June 30, 2004 and 2003, the weighted average per share fair value of awards granted under the Incentive Plans during each period were as follows:

		Six Months Ended
	Three Months Ended June 30,	June 30,
	2003	2004	2003
Incentive Plans	$1.07	$3.53	$1.57

The Black-Scholes option-pricing model was developed to estimate the fair value of market-traded options. Incentive stock options and stock purchase rights have certain characteristics, including vesting periods and non-transferability, which market-traded options do not possess. Due to the significant effect that changes in assumptions and differences in option and purchase right characteristics might have on the fair values of stock options and stock purchase rights, the models may not accurately reflect the fair values of the stock options and stock purchase rights.

On June 15, 2004, the Company awarded 9,000 shares of restricted stock to a key employee. The grant participant receives a stated amount of the Company’s common stock, as well as dividends that have accumulated on that stock during the vesting period, provided he remains employed with the Company for three years from the grant date. Potential stock compensation expense related to this grant is estimated to be approximately $0.2 million. The Company recognized less than $0.1 million of stock compensation related to this grant during the three months ended June 30, 2004.

On June 15, 2004, the Company awarded 15,000 stock options to a key employee. The grant recipient may purchase shares of the Company’s common stock at a share price of $19.08. If the recipient remains an employee of the Company, exercises of one-third of the available shares are permitted on the first, second and third anniversaries of the grant date.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force Abstract (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs, primarily incurred at the Company’s distribution centers, totaling $1.7 million and $1.6 million were included in selling, general and administrative expenses for the three-month periods ended June 30, 2004 and 2003, respectively. Handling costs totaling $3.5 million and $3.2 million were included in selling, general and administrative expenses for the six-month periods ended June 30, 2004 and 2003, respectively.

Interest Expense

The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Gross interest expense	$3,382	$3,362	$6,761	$6,777
Capitalized interest costs	(8)	(57)	(14)	(114)
Interest income earned on cash equivalents	(207)	(66)	(414)	(174)

Net interest expense	$3,167	$3,239	$6,333	$6,489

Note 3: Business Combination

At the close of business on July 15, 2004, the Company combined with Cable Design Technologies Corporation (CDT) under an Agreement and Plan of Merger executed on February 4, 2004 (the Merger) and CDT changed its name to Belden CDT, Inc. (Belden CDT). Under terms of the Merger and after giving effect to a two-for-one reverse split of CDT common stock that also occurred on July 15, 2004, the Company’s common stockholders received one share of CDT common stock for every one share of the Company’s common stock. Belden CDT had approximately 46.6 million shares of common stock outstanding as of the merger consummation date. The former CDT stockholders own approximately 45% of Belden CDT and the former Belden stockholders own approximately 55% of Belden CDT. Upon completion of the Merger, the Company became a wholly owned subsidiary of CDT. The Company anticipates that annual dividends in the aggregate of $0.20 per common share will be paid to all common stockholders of Belden CDT starting in the third calendar quarter of 2004. The merger will be accounted for as a reverse acquisition under the purchase method of accounting with Belden deemed the acquiring entity and CDT deemed the acquired entity in accordance with SFAS No. 141, Business Combinations, because Belden’s owners as a group will retain or receive the larger portion of the voting rights in the combined entity and Belden’s senior management will represent a majority of the senior management of the combined entity.

The following is a summary of selected unaudited balance sheet information of CDT as of its most recent reported quarter ended April 30, 2004:

(in thousands)
Current assets	$291,085
Total assets	516,226
Current liabilities, excluding debt	76,318
Current maturities of long-term debt	3,404
Long-term debt, excluding current maturities	111,173
Total liabilities	222,961
Stockholders’ equity	293,265

The following is a summary of selected unaudited income statement information of CDT for the most recent reported twelve months ended April 30, 2004:

(in thousands)
Revenues	$530,239
Operating earnings before restructuring charges	18,077
Restructuring charges	(3,965)
Operating earnings	14,112
Net income	1,127

Based on the net assets of CDT as of April 30, 2004, subject to changes in net assets through the closing date and determination of the final cost of CDT and allocations of such cost, the aggregate fair values of net assets are expected to be in excess of the book values of net assets by approximately $150.0 million.

At July 15, 2004, participants in the Company’s Incentive Plans held approximately 0.4 million unvested stock options and 0.3 million shares of unvested restricted stock. Each of the Company’s Incentive Plans provides that, in the event of a change of control, including consummation of the Merger Agreement, all stock options granted under the Incentive Plans will become fully vested and all restrictions on grants of restricted stock issued under the Incentive Plans will lapse. Each of the Company’s executive officers (other than one officer who retired upon consummation of the Company’s merger with CDT) has waived the lapse of restrictions on his or her restricted stock in connection with the Merger. The Company will recognize $1.0 million of compensation expense during the third quarter of 2004 related to the lapse of restrictions on restricted stock granted under its Incentive Plans.

At July 15, 2004, participants in the Company’s 2003 Employee Stock Purchase Plan held options to purchase approximately 0.1 million shares of the Company’s common stock at $14.92 per share. The Company’s 2003 Employee Stock Purchase Plan provides that, in the event of a change of control, including consummation of the Merger, the Company’s Board of Directors may cancel any option by paying in cash to a participant an amount equal to the excess of the fair market value of the Company’s common stock on the date of said cancellation over the option price per share times the number of shares covered by the cancelled option. The fair market value of the Company’s common stock on the consummation date of the Merger, July 16, 2004, was $20.69 per share. The Company will recognize $0.5 million of compensation expense during the third quarter of 2004 related to the cancellation of options granted under its 2003 Employee Stock Purchase Plan.

In connection with the Merger, the Company and CDT granted retention and integration awards to certain of their executive officers and other key employees totaling $5.3 million. The value of each payment with respect to the retention and integration award for each executive officer will be equal to 110% (140% in the case of the Company’s Chairman of the Board of Directors, President and Chief Executive Officer) of the executive’s salary. For the executive officers, 50% of the value relating to the retention and integration awards would be paid in cash and the remaining 50% of the value relating to retention and integration awards would be paid in shares of restricted stock. For all other key employees, the full value relating to the retention and integration awards would be paid in cash. Awards will be distributed in three installments—one-third on the effective date of the Merger and one third each on the first and second anniversaries of the effective date of the Merger. Belden CDT will recognize approximately $2.3 million and $0.7 million of compensation expense during the third and fourth quarters of 2004, respectively, related to these retention and integration awards.

Note 4: Discontinued Operations

From 2001 through 2003, North America suffered through a general deterioration of its telecommunications market. Market deterioration occurred due primarily to a general economic slowdown within North America, network overcapacity, network build-out delays, and the limited availability of capital. As a result, revenues and results of operations for the North American operations of the Company’s Communications segment were adversely affected. The significant declines in revenues led to underabsorption of fixed costs, which adversely affected gross margin. Although the Company achieved significant reductions in operating expenses during this same period, the reductions were not sufficient to completely offset unabsorbed costs.

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from CDT for cash of $11.3 million. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. The purchase price was allocated to the net assets acquired based on their fair market value. No goodwill was recorded with respect to this transaction. On January 9, 2003, the Company announced its decision to close the Kingston facility and relocate production to its other facilities.

As of the acquisition date, the Company accrued severance and other related benefits costs of $11.3 million associated with the announced Kingston facility closure. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire NORCOM in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. 197 employees were eligible for severance payments. The following table sets forth the Kingston facility severance and termination activity that occurred during the year ended December 31, 2003 and the six-month period ended June 30, 2004:

		Total Number of
		Employees Eligible
		for Severance and
	Severance and Other	Other Related
(in thousands, except number of employees)	Related Benefits	Benefits
Balance at December 31, 2002	$11,317	197
Cash payments/terminations	(8,576)	(195)
Foreign currency translation	1,189	—
Charges/other adjustments	(3,735)	—

Balance at December 31, 2003	$195	2
Cash payments/terminations	(231)	(2)
Foreign currency translation	1	—
Charges/other adjustments	35	—

Balance at June 30, 2004	$—	—

“Charges/other adjustments” for the Kingston facility severance and other related benefits during the year ended December 31, 2003 reflects the reduction of charges originally accrued as of the acquisition date due to unanticipated early retirements of certain employees. In accordance with SFAS No. 141, Business Combinations, the original purchase price allocation for the NORCOM acquisition was revised, resulting in a like reduction in property, plant and equipment.

During the fourth quarter of 2002, the Company elected to dispose of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications. In accordance with SFAS No. 144, the Company estimated the fair value of the assets based upon anticipated net proceeds from the sale of the equipment and recognized an impairment loss of $14.7 million based on the difference between the carrying value of the assets and their fair value. This loss is included as part of net loss from discontinued operations for the year ended December 31, 2002.

On November 18, 2003, the Company’s Board of Directors decided to seek strategic alternatives for the North American operations of its Communications segment. The Company’s Board of Directors based its decision primarily on the following factors:

•	The Company did not foresee North American telecommunications market conditions improving sufficiently to return the North American operations of its Communications segment to operating profitability in 2004;

•	The significant slowdown in capital spending in the North American telecommunications market created both uncertainty and instability with regard to the level of product demand. Demand can change quickly and can vary significantly over short periods of time. As a result of this uncertainty and instability, the Company had difficulty accurately forecasting near- and long-term operating results and cash flow for the North American operations of its Communications segment; and

•	Since a limited number of customers accounted for a significant portion of revenues in the North American telecommunications market, operating results were subject to volatility from changes in spending by one or more of these significant customers.

In accordance with SFAS No. 144, the Company performed an evaluation of the recoverability of the carrying value of long-lived assets using undiscounted cash flow projections. Based on the gross undiscounted cash flow projections, the Company determined that all asset groups within the North American operations of its Communications segment were impaired. The Company then estimated fair values using a variety of techniques including discounted cash flows and comparable market data. Calculating the estimated fair values involves significant assumptions. Assumptions utilized in estimating fair values under continued asset use included long-term forecasts of revenue growth, gross margins and capital expenditures. Comparable market data was obtained from appraisals and other third party valuation estimates. During the fourth quarter of 2003, the Company determined that fair values of the asset groups within the North American operations of its Communications segment were less than carrying amounts by $92.4 million. The Company recognized this impairment loss during the fourth quarter of 2003. This loss is included as part of net loss from discontinued operations for the year ended December 31, 2003.

On March 12, 2004, the Company’s Board of Directors decided to sell the assets of the affected operations and exit the North American telecommunications market. The Company began reporting the North American operations of its Communications segment as discontinued operations in accordance with SFAS No. 144 in the Quarterly Report on Form 10-Q for the period ended March 31, 2004 because (1) the Company’s Board of Directors adopted a plan to sell the assets of these operations and (2) these operations constituted a component of the overall entity.

On June 1, 2004, the Company sold certain assets belonging to the North American operations of its Communications segment to Superior Essex Communications LLC (Superior). Superior purchased certain inventory and equipment, and assumed the Company’s supply agreements with major telecommunications customers, for an amount not to exceed $92.1 million. At the time the transaction closed, the Company received $82.1 million in cash ($47.1 million for inventory and $35.0 million for equipment). The amount received for inventory is subject to adjustment based on actual inventory on hand at the closing date. The remaining payment of up to $10.0 million is contingent upon Superior’s retention of the assumed customer agreements. The Company recognized a gain on the disposal of the inventory in the amount of $4.7 million pretax ($3.0 million after tax). This gain is reported as net gain on disposal of discontinued operations for the three- and six-month periods ended June 30, 2004.

On June 1, 2004, the Company announced its decision to close its communications cable manufacturing facility in Phoenix, Arizona. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized severance and other related benefits costs of $4.8 million associated with the North American operations of its Communications segment in net loss from discontinued operations during the second quarter of 2004. The Company anticipates recognizing additional severance and other related benefits costs of $2.1 million during the second half of 2004 related to the North American operations of its Communications segment. 889 employees were notified, prior to June 30, 2004, of their pending termination as well as the amount of severance and other related benefits they should expect to receive. The following table sets forth the severance and termination activity related to the North American operations of the Company’s Communications segment that occurred during the three months ended June 30, 2004:

		Total Number of
		Employees Eligible
		for Severance and
	Severance and Other	Other Related
(in thousands, except number of employees)	Related Benefits	Benefits
Balance at March 31, 2004	$—	—
Cash payments/terminations	(2,794)	(699)
Charges/other adjustments	4,795	889

Balance at June 30, 2004	$2,001	190

Listed below are the major classes of assets and liabilities belonging to the North American operations of the Company’s Communications segment at June 30, 2004 that remain as part of the disposal group:

(in thousands)
Assets:
Receivables	$10,458
Inventories	1,391
Property, plant and equipment, net	20,922
Deferred income taxes	8,297
Other assets	555

Total assets	$41,623
Liabilities:
Accounts payable and accrued liabilities	$20,859
Other liabilities	5,368

Total liabilities	$26,227

Operating results from discontinued operations for the three- and six-month periods ended June 30, 2004 and 2003 include the following revenues and loss before income tax benefit related to the North American operations of the Company’s Communications segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues	$47,904	$60,252	$93,138	$103,244
Net loss before income tax benefit	(9,099)	(1,982)	(11,436)	(7,504)

Note 5: Business Divestiture

The Company sold certain fully impaired equipment and technology used for the production of deflection coils during the second quarter of 2003 and received a cash payment of $1.3 million. The Company could not receive the remaining $0.4 million of the contracted purchase amount or recognize a gain on the sale of the equipment until certain technical conditions of the sale were fulfilled. During the second quarter of 2004, the technical conditions of the sale were fulfilled, the Company received the remainder of the contracted purchase amount, and the Company recognized a gain on the divestiture in the amount of $1.7 million pretax ($1.2 million after tax).

Note 6: Share Information

(number of shares in thousands)	Common Stock	Treasury Stock
Balance at December 31, 2002	26,204	(1,091)
Issuance of treasury stock:
Stock compensation	—	106
Employee stock purchase plan settlement	—	4
Retirement savings plan contributions		148

Balance at June 30, 2003	26,204	(833)

Balance at December 31, 2003	26,204	(547)
Issuance of treasury stock:
Exercise of stock options	—	3
Stock compensation	—	82
Employee stock purchase plan settlement	—	4
Retirement savings plan contributions	—	111

Balance at June 30, 2004	26,204	(347)

Note 7: Earnings/(Loss) Per Share

Basic earnings/(loss) per share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings/(loss) per share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s common stock during the period. The Company’s additional potential dilutive shares currently consist of stock options and unvested restricted stock. Unvested restricted stock carries dividend and voting rights but is not included in the weighted average number of common shares outstanding used to compute basic earnings/(loss) per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Net income from continuing operations	$5,634	$515	$8,278	$1,751
Net loss from discontinued operations	(5,823)	(1,268)	(7,319)	(4,802)
Net gain on disposal of discontinued operations	3,020	—	3,020	—

Net income/(loss)	$2,831	$(753)	$3,979	$(3,051)

Denominator:
Denominator for basic earnings/(loss) per share – adjusted weighted average shares	25,546	25,264	25,504	25,128
Effect of dilutive common stock equivalents	286	149	323	153

Denominator for diluted earnings/(loss) per share – adjusted weighted average shares	25,832	25,413	25,827	25,281

Basic earnings/(loss) per share:
Continuing operations	$.22	$.02	$.33	$.07
Discontinued operations	(.23)	(.05)	(.29)	(.19)
Disposal of discontinued operations	.12	—	.12	—
Earnings/(loss) per share	.11	(.03)	.16	(.12)

Diluted earnings/(loss) per share:
Continuing operations	$.22	$.02	$.32	$.07
Discontinued operations	(.23)	(.05)	(.28)	(.19)
Disposal of discontinued operations	.12	—	.12	—
Earnings/(loss) per share	.11	(.03)	.16	(.12)

For the three- and six-month periods ended June 30, 2004 and 2003, the Company did not include 2.4 million and 2.8 million outstanding stock options, respectively, in its development of the denominators used in the dilutive earnings/(loss) per share computations. The exercise prices of these options were greater than the respective average market price of the Company’s common stock during those measurement periods.

Note 8: Other Comprehensive Income/(Loss)

Comprehensive income consists of two components—net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) is comprised of (a) adjustments that result from translation of the Company’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in the Company’s financial statements, and (c) minimum pension liability adjustments.

The components of other comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income/(loss)	$2,831	$(753)	$3,979	$(3,051)
Foreign currency translation adjustments	800	9,971	329	10,373
Minimum pension liability adjustments	(1)	—	17	(64)

Other comprehensive income	$3,630	$9,218	$4,325	$7,258

The components of accumulated other comprehensive income at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
(in thousands)	2004	2003
Foreign currency translation adjustments	$21,862	$21,533
Minimum pension liability adjustments, net of tax benefit of $8,653 at both June 30, 2004 and December 31, 2003	(14,055)	(14,072)

Accumulated other comprehensive income	$7,807	$7,461

Note 9: Inventories

Inventories are stated at the lower of cost or market. The Company determines the cost of most raw materials, work-in-process and finished goods inventories in the United States by the last in, first out method. The cost of all other inventories, including inventories outside the United States, is determined by the first in, first out method. Cost components include direct labor, applicable production overhead and amounts paid to suppliers of materials and products as well as freight costs and, when applicable, duty costs to import the materials and products. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

The major classes of inventories at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
(in thousands)	2004	2003
Raw materials	$17,851	$14,776
Work-in-process	12,408	11,933
Finished goods	68,645	61,450
Perishable tooling and supplies	3,807	4,080

Gross inventories	102,711	92,239
Excess of current standard costs over LIFO costs	(7,518)	(7,518)
Obsolescence and other reserves	(3,456)	(3,763)

Net inventories	$91,737	$80,958

Note 10: Accrued Severance and Other Related Benefits

Facility Consolidation Severance and Other Related Benefits

On December 31, 2002, the Company recorded severance and other related benefits costs in the amount of $8.3 million related to announced manufacturing facility closures in Germany and Australia as operating expense ($5.9 million in cost of sales and $2.4 million in selling, general and administrative expenses) within the Electronics segment in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). 266 employees were eligible for severance payments. During the second quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $2.5 million related to the manufacturing facility closures in Germany and Australia as operating expense ($1.9 million in cost of sales and $0.6 million in selling, general and administrative expenses). During the fourth quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $0.1 million related to the manufacturing facility closure in Germany as selling, general and administrative expense. The Company recorded additional severance and other related benefits costs in the amount of $0.1 million in both the first and second quarter of 2004 related to the German manufacturing facility closure in selling, general and administrative expenses.

Other Severance and Other Related Benefits

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded severance and other related benefits costs in the amount of $2.7 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and within the Communications segment in the United Kingdom as operating expense ($1.4 million in cost of sales and $1.3 million in selling, general and administrative expenses). 132 employees were notified, prior to December 31, 2003, of their pending termination as well as the amount of severance and other related benefits they should expect to receive. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in the amount of $0.5 million related to personnel reductions within the Electronics segment in Canada and the Netherlands as selling, general and administrative expenses. Three employees were notified, prior to March 31, 2004, of their pending termination as well as the amount of severance and other related benefits they should expect to receive.

In accordance with SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded severance and other related benefits costs in the amount of $1.4 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States as operating expense ($0.3 million in cost of sales and $1.1 million in selling, general and administrative expenses). Twenty employees were offered and accepted termination packages prior to December 31, 2003.

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth termination activity that occurred during the three- and six month periods ended June 30, 2004:

				Total Number
	Facility			of Employees
	Consolidation	Other	Total	Eligible for
	Severance and	Severance and	Severance and	Severance and
	Other Related	Other Related	Other Related	Other Related
(in thousands, except number of employees)	Benefits	Benefits	Benefits	Benefits
Balance at December 31, 2003	$828	$2,386	$3,214	117
Cash payments/terminations	(758)	(762)	(1,520)	(31)
Foreign currency translation	(8)	(16)	(24)	—
Charges/other adjustments	110	453	563	3

Balance at March 31, 2004	$172	$2,061	$2,233	89
Cash payments/terminations	(215)	(806)	(1,021)	(51)
Foreign currency translation	(1)	(4)	(5)	—
Charges/other adjustments	96	(5)	91	1

Balance at June 30, 2004	$52	$1,246	$1,298	39

“Charges/other adjustments” for facility consolidation severance and other related benefits reflects additional charges recognized during the first quarter of 2004 related to the manufacturing facility closure in Germany. “Charges/other adjustments” for severance and other related benefits reflects charges recognized during the first quarter of 2004 related to Electronics segment personnel reductions in Canada and the Netherlands.

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Note 11: Long-Term Debt and Other Borrowing Arrangements

Credit Agreement

There were no outstanding borrowings at June 30, 2004 under the Company’s credit agreement dated October 9, 2003. Although the Company had $41.8 million in borrowing capacity available at June 30, 2004, the Company and CDT have each agreed in the Merger agreement discussed in Note 3, Business Combination, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q that neither party would borrow more than $25.0 million without the consent of the other party prior to the effective date of the Merger.

Short-Term Borrowings

At June 30, 2004, the Company had unsecured, uncommitted arrangements with three banks under which it could borrow up to $6.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at June 30, 2004.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At June 30, 2004, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature on September 1, 2004. The swaps, which mature in 2004, convert a notional amount of $64.0 million from a fixed rate to a floating rate in conjunction with the Company’s ongoing debt management strategy. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on current interest rates for similar transactions, the fair value of the Company’s interest rate swap agreements at June 30, 2004 was $1.0 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax (or $0.01 per diluted share) and $1.0 million pretax (or $0.02 per diluted share) were recorded as reductions to interest expense for the three- and six-month periods ended June 30, 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on long-term debt by 0.99 percentage points for both the three- and six-month periods ended June 30, 2004. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Note 12: Income Taxes

Net tax expense of $3.1 million for the six months ended June 30, 2004 resulted from net income from continuing operations before taxes of $11.4 million. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, has made no provision for United States federal and state income related to these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the six months ended June 30, 2004 are analyzed below:

Six Months Ended June 30, 2004 (in thousands, except rate data)	Amount	Rate
Provision at statutory rate	$3,996	35.0%
State income taxes	477	4.2%
Lower foreign tax rates and other, net	(1,333)	(11.7)%

Total tax expense	$3,140	27.5%

Note 13: Pension and Other Postretirement Obligations

The Company sponsors defined benefit pension plans for certain employees in the United States, the United Kingdom, the Netherlands and Germany. Annual contributions to these pension plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities and money market funds.

The Company also sponsors an unfunded postretirement (medical and life insurance) benefit plan. The medical benefit portion of the plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following tables provide the components of net periodic benefit costs related to the plans for the three- and six-month periods ended June 30, 2004 and 2003:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended June 30,	2004	2003	2004	2003
(in thousands)
Service cost	$1,635	$1,368	$8	$6
Interest cost	2,699	2,164	223	269
Expected return on plan assets	(2,794)	(2,555)	—	—
Amortization of prior service cost	4	(10)	(26)	(26)
Net (gain)/loss recognition	578	52	149	108

Net periodic benefit cost	$2,122	$1,019	$354	$357

	Pension Obligations		Other Postretirement Obligations
Six Months Ended June 30,	2004	2003	2004	2003
(in thousands)
Service cost	$3,582	$3,257	$15	$12
Interest cost	5,494	5,106	465	538
Expected return on plan assets	(6,026)	(6,063)	—	—
Amortization of prior service cost	(6)	(20)	(52)	(52)
Net (gain)/loss recognition	1,064	104	215	216

Net periodic benefit cost	$4,108	$2,384	$643	$714

The following table provides actual and anticipated contributions to the Company’s pension plans and other postretirement plan:

		Other
	Pension	Postretirement
	Obligations	Obligations
(in thousands)
Actual contributions for the three months ended June 30, 2004	$2,627	$559
Actual contributions for the six months ended June 30, 2004	3,295	1,147
Anticipated contributions for the year ended December 31, 2004	10,503	2,247

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FAS) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FAS No. 106-2 provides guidance on the accounting for and disclosure of the subsidy available under the Act for employers that sponsor postretirement health care plans providing prescription drug benefits. The Company has elected to apply this guidance for the quarter beginning April 1, 2004, retroactive to the date of enactment of the Act. The reduction in the accumulated postretirement benefit obligation attributed to past service as a result of the subsidy available under the Act is $1.6 million.

The following table provides the actual and anticipated effects of the subsidy on the net periodic postretirement benefit cost:

Effect of
Subsidy on Net
Periodic
Postretirement
Benefit Cost
(in thousands)
Actual effect for the three months ended June 30, 2004	$(53)
Actual effect for the six months ended June 30, 2004	(105)
Anticipated effect for the year ended December 31, 2004	(211)

Pursuant to the requirement of SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and FAS No. 106-2, the results of operations for the three-month period ended March 31, 2004 will be increased by $52,000 pretax when presented for comparative purposes.

Note 14: Contingent Liabilities

General

Various claims are asserted against the Company in the ordinary course of business including those pertaining to income tax examinations and product liability, customer, vendor and patent matters. Based on facts currently available, management believes that the disposition of the claims that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

Letters of Credit, Guarantees and Bonds

At June 30, 2004, the Company was party to unused standby letters of credit and unused bank guarantees totaling $4.0 million and $0.5 million, respectively. The Company also maintains bonds totaling $2.6 million in connection with workers compensation self-insurance programs in several states, taxation in Canada and the importation of product into the United States and Canada.

Severance and Other Related Benefits

On October 29, 2003, the Company completed the sale of part of its business in Germany to a management-led buyout group. The Company will retain liability for severance and other related benefits estimated at $1.5 million on June 30, 2004 in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees’ duration of employment with the buyout group. The Company will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

Intercompany Guarantees

An intercompany guarantee is a contingent commitment issued by either Belden Inc. or one of its subsidiaries to guarantee the performance of either Belden Inc. or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from 1 year to 12 years. The only intercompany guarantees outstanding at June 30, 2004 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $200.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $3.7 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments Belden Inc. or its subsidiaries could be required to make under these intercompany guarantees at June 30, 2004 is $203.7 million. In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

Note 15: Business Segment and Geographic Information

The Company conducts its operations through two business segments—the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with industrial, networking, entertainment/OEM, and communications applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications applications. These products are sold chiefly to large telecommunications companies.

The Company evaluates segment performance and allocates resources based on operating earnings before interest and income taxes. Operating earnings of the two principal segments include all the ongoing costs of operations. Allocations to or from these business segments are not significant. With the exception of certain unallocated tax assets, substantially all the business assets are utilized by the business segments.

Amounts reflected in the column entitled “Other” in the tables below represent corporate headquarters operating, treasury and income tax expenses and the elimination of intersegment revenues and cost of sales.

Business Segment Information

Three Months Ended June 30, 2004	Electronics	Communications	Other	Total
(in thousands)
External customer revenues	$158,376	$25,931	$—	$184,307
Affiliate revenues	1,535	74	(1,609)	—
Segment operating earnings/(loss)	11,807	1,312	(4,154)	8,965
Segment assets (1)	392,607	62,963	183,895	639,465

(1) Excludes assets of discontinued operations

Three Months Ended June 30, 2003	Electronics	Communications	Other	Total
(in thousands)
External customer revenues	$137,721	$16,079	$—	$153,800
Affiliate revenues	4,736	214	(4,950)	—
Segment operating earnings/(loss)	7,121	527	(3,062)	4,586
Segment assets (1)	424,895	56,079	47,980	528,954

(1) Excludes assets of discontinued operations

Six Months Ended June 30, 2004	Electronics	Communications	Other	Total
(in thousands)
External customer revenues	$306,944	$47,466	$—	$354,410
Affiliate revenues	2,670	121	(2,791)	—
Segment operating earnings/(loss)	22,202	2,336	(8,519)	16,019

Six Months Ended June 30, 2003	Electronics	Communications	Other	Total
(in thousands)
External customer revenues	$274,760	$32,357	$—	$307,117
Affiliate revenues	6,860	333	(7,193)	—
Segment operating earnings/(loss)	14,097	1,757	(5,875)	9,979

Total segment operating earnings differ from net income/(loss) reported in the Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands, except per share amounts)
Total segment operating earnings	$8,965	$4,586	$16,019	$9,979
Nonoperating income	(1,732)	—	(1,732)	—
Interest expense	3,167	3,239	6,333	6,489
Income tax expense	1,896	832	3,140	1,739

Net income from continuing operations	5,634	515	8,278	1,751
Net loss from discontinued operations (1)	(5,823)	(1,268)	(7,319)	(4,802)
Net gain on disposal of discontinued operations (2)	3,020	—	3,020	—
Net income/(loss)	$2,831	$(753)	$3,979	$(3,051)

(1) Net of tax benefit of $3,276, $714, $4,117 and $2,702, respectively

(2) Net of tax expense of $1,699, $0, $1,699 and $0, respectively

Geographic Information

Revenues are attributed to geographic areas based on the location of the customer.

Three Months Ended June 30,	2004		2003
		Percent of		Percent of
	Revenues	Revenues	Revenues	Revenues
(in thousands, except % data)
United States	$97,056	52.7%	$77,428	50.3%
Canada	11,859	6.4%	11,927	7.8%
United Kingdom	29,136	15.8%	19,194	12.5%
Continental Europe	27,405	14.9%	26,370	17.1%
Rest of World	18,851	10.2%	18,881	12.3%

Total	$184,307	100.0%	$153,800	100.0%

Six Months Ended June 30,	2004		2003
		Percent of		Percent of
	Revenues	Revenues	Revenues	Revenues
(in thousands, except % data)
United States	$188,549	53.2%	$151,202	49.2%
Canada	24,424	6.9%	26,898	8.8%
United Kingdom	53,958	15.2%	38,756	12.6%
Continental Europe	51,900	14.7%	53,440	17.4%
Rest of World	35,579	10.0%	36,821	12.0%

Total	$354,410	100.0%	$307,117	100.0%

ITEM 2:	BELDEN INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the operating results as well as the financial position, cash flows, indebtedness and other key financial information of Belden Inc. and all of its subsidiaries (Belden, or the Company). Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. Preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates. The following discussion will also contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Overview

The Company designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. The Company focuses on segments of the worldwide wire and cable market that require highly differentiated, high-performance products and adds value through design, engineering, excellence in manufacturing, product quality, and customer service. The Company has manufacturing facilities in North America and Europe and had a manufacturing facility in Australia until June 2003.

The Company believes that revenue growth, operating margins and working capital management are its key performance indicators.

Business Combination

At the close of business on July 15, 2004, the Company combined with Cable Design Technologies Corporation (CDT) under an Agreement and Plan of Merger executed on February 4, 2004 (the Merger) and CDT changed its name to Belden CDT, Inc. (Belden CDT). Under terms of the Merger and after giving effect to a two-for-one reverse split of CDT common stock that also occurred on July 15, 2004, the Company’s common stockholders received one share of CDT common stock for every one share of the Company’s common stock. Belden CDT had approximately 46.6 million shares of common stock outstanding as of the merger consummation date. The former CDT stockholders own approximately 45% of Belden CDT and the former Belden stockholders own approximately 55% of Belden CDT. Upon completion of the Merger, the Company became a wholly owned subsidiary of CDT. The Company anticipates that annual dividends in the aggregate of $0.20 per common share will be paid to all common stockholders of Belden CDT starting in the third calendar quarter of 2004. The merger will be accounted for as a reverse acquisition under the purchase method of accounting with Belden deemed the acquiring entity and CDT deemed the acquired entity in accordance with SFAS No. 141, Business Combinations, because Belden’s owners as a group will retain or receive the larger portion of the voting rights in the combined entity and Belden’s senior management will represent a majority of the senior management of the combined entity.

Selected unaudited balance sheet and income statement information for CDT as of its most recent reported quarter ended April 30, 2004 is disclosed in Note 3, Business Combination, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

At June 30, 2004, participants in the Company’s Incentive Plans held approximately 0.4 million unvested stock options and 0.3 million shares of unvested restricted stock. Each of the Company’s Incentive Plans provides that, in the event of a change of control, including consummation of the Merger Agreement, all stock options granted under the Incentive Plans will become fully vested and all restrictions on grants of restricted stock issued under the Incentive Plans will lapse. Each of the Company’s executive officers (other than one officer who retired upon consummation of the Company’s merger with CDT) has waived the lapse of restrictions on his or her restricted stock in connection with the Merger. The Company will recognize $1.0 million of compensation expense during the third quarter of 2004 related to the lapse of restrictions on restricted stock granted under its Incentive Plans.

At June 30, 2004, participants in the Company’s 2003 Employee Stock Purchase Plan held options to purchase approximately 0.1 million shares of the Company’s common stock at $14.92 per share. The Company’s 2003 Employee Stock Purchase Plan provides that, in the event of a change of control, including consummation of the Merger, the Company’s Board of Directors may cancel any option by paying in cash to a participant an amount equal to the excess of the fair market value of the Company’s common stock on the date of said cancellation over the option price per share times the number of shares covered by the cancelled option. The fair market value of the Company’s common stock on the consummation date of the Merger, July 16, 2004, was $20.69 per share. The Company will recognize $0.5 million of compensation expense during the third quarter of 2004 related to the cancellation of options granted under its 2003 Employee Stock Purchase Plan.

In connection with the Merger, the Company and CDT granted retention and integration awards to certain of their executive officers and other key employees totaling $5.3 million. The value of each payment with respect to the retention and integration award for each executive officer will be equal to 110% (140% in the case of the Company’s Chairman of the Board of Directors, President and Chief Executive Officer) of the executive’s salary. For the executive officers, 50% of the value relating to the retention and integration awards would be paid in cash and the remaining 50% of the value relating to retention and integration awards would be paid in shares of restricted stock. For all other key employees, the full value relating to the retention and integration awards would be paid in cash. Awards will be distributed in three installments—one-third on the effective date of the Merger and one third each on the first and second anniversaries of the effective date of the Merger. Belden CDT will recognize approximately $2.3 million and $0.7 million of compensation expense during the third and fourth quarters of 2004, respectively, related to these retention and integration awards.

Discontinued Operations

From 2001 through 2003, North America suffered through a general deterioration of its telecommunications market. Market deterioration occurred due primarily to a general economic slowdown within North America, network overcapacity, network build-out delays, and the limited availability of capital. As a result, revenues and results of operations for the North American operations of the Company’s Communications segment were adversely affected. The significant declines in revenues led to underabsorption of fixed costs, which adversely affected gross margin. Although the Company achieved significant reductions in operating expenses during this same period, the reductions were not sufficient to completely offset unabsorbed costs.

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from CDT for cash of $11.3 million. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. The purchase price was allocated to the net assets acquired based on their fair market value. No goodwill was recorded with respect to this transaction. On January 9, 2003, the Company announced its decision to close the Kingston facility and relocate production to its other facilities. Information regarding Kingston exit activity is disclosed in Note 4, Discontinued Operations, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the fourth quarter of 2002, the Company elected to dispose of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications. In accordance with SFAS No. 144, the Company estimated the fair value of the assets based upon anticipated net proceeds from the sale of the equipment and recognized an impairment loss of $14.7 million based on the difference between the carrying value of the assets and their fair value. This loss is included as part of net loss from discontinued operations for the year ended December 31, 2002.

On November 18, 2003, the Company’s Board of Directors decided to seek strategic alternatives for the North American operations of its Communications segment. The Company’s Board of Directors based its decision primarily on the following factors:

▪	The Company did not foresee North American telecommunications market conditions improving sufficiently to return the North American operations of its Communications segment to operating profitability in 2004;

▪	The significant slowdown in capital spending in the North American telecommunications market created both uncertainty and instability with regard to the level of product demand. Demand can change quickly and can vary significantly over short periods of time. As a result of this uncertainty and instability, the Company had difficulty accurately forecasting near- and long-term operating results and cash flow for the North American operations of its Communications segment; and

▪	Since a limited number of customers accounted for a significant portion of revenues in the North American telecommunications market, operating results were subject to volatility from changes in spending by one or more of these significant customers.

In accordance with SFAS No. 144, the Company performed an evaluation of the recoverability of the carrying value of long-lived assets using undiscounted cash flow projections. Based on the gross undiscounted cash flow projections, the Company determined that all asset groups within the North American operations of its Communications segment were impaired. The Company then estimated fair values using a variety of techniques including discounted cash flows and comparable market data. Calculating the estimated fair values involves significant assumptions. Assumptions utilized in estimating fair values under continued asset use included long-term forecasts of revenue growth, gross margins and capital expenditures. Comparable market data was obtained from appraisals and other third party valuation estimates. During the fourth quarter of 2003, the Company determined that fair values of the asset groups within the North American operations of its Communications segment were less than carrying amounts by $92.4 million. The Company recognized this impairment loss during the fourth quarter of 2003. This loss is included as part of net loss from discontinued operations for the year ended December 31, 2003.

On March 12, 2004, the Company’s Board of Directors decided to sell the assets of the affected operations and exit the North American telecommunications market. The Company began reporting the North American operations of its Communications segment as discontinued operations in accordance with SFAS No. 144 in the Quarterly Report on Form 10-Q for the period ended March 31, 2004 because (1) the Company’s Board of Directors adopted a plan to sell the assets of these operations and (2) these operations constituted a component of the overall entity.

On June 1, 2004, the Company sold certain assets belonging to the North American operations of its Communications segment to Superior Essex Communications LLC (Superior). Superior purchased certain inventory and equipment, and assumed the Company’s supply agreements with major telecommunications customers, for an amount not to exceed $95.0 million. At the time the transaction closed, the Company received $82.1 million in cash ($47.1 million for inventory and $35.0 million for equipment). The amount received for inventory is subject to adjustment based on actual inventory on hand at the closing date. The remaining payment of up to $10.0 million is contingent upon Superior’s retention of the assumed customer agreements. The Company recognized a gain on the disposal of the inventory in the amount of $4.7 million pretax ($3.0 million after tax). This gain is reported as net gain on disposal of discontinued operations for the three- and six-month periods ended June 30, 2004.

On June 1, 2004, the Company announced its decision to close its communications cable manufacturing facility in Phoenix, Arizona. Information regarding exit activity related to the North American operations of the Company’s Communications segment is disclosed in Note 4, Discontinued Operations, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Business Divestiture

The Company sold certain fully impaired equipment and technology used for the production of deflection coils during the second quarter of 2003 and received a cash payment of $1.3 million. The Company could not receive the remaining $0.4 million of the contracted purchase amount or recognize a gain on the sale of the equipment until certain technical conditions of the sale were fulfilled. During the second quarter of 2004, the technical conditions of the sale were fulfilled, the Company received the remainder of the contracted purchase amount, and the Company recognized a gain on the divestiture in the amount of $1.7 million pretax ($1.2 million after tax).

Consolidated Operating Results

The following table sets forth information comparing consolidated operating results for the three- and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(In thousands)
Revenues	$184,307	$153,800	$354,410	$307,117
Gross profit	33,194	28,135	65,477	57,025
Operating earnings	8,965	4,586	16,019	9,979
Interest expense	3,167	3,239	6,333	6,489
Income before taxes	7,530	1,347	11,418	3,490
Net income from continuing operations	5,634	515	8,278	1,751
Net loss from discontinued operations (1)	(5,823)	(1,268)	(7,319)	(4,802)
Net gain on disposal of discontinued operations (2)	3,020	—	3,020	—
Net income/(loss)	2,831	(753)	3,979	(3,051)

(1) Net of tax benefit of $3,276, $714, $4,117 and $2,702, respectively.

(2) Net of tax expense of $1,699, $0, $1,699 and $0, respectively.

Business Segments

The Company conducts its operations through two business segments—the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with industrial, networking, entertainment/OEM, and communications applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications applications. These products are sold chiefly to large telecommunications companies.

The following table sets forth information comparing the Electronics segment operating results for the three- and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(In thousands, except % data)
External customer revenues	$158,376	$137,721	$306,944	$274,760
Affiliate revenues	1,535	4,736	2,670	6,860
Operating earnings	11,807	7,121	22,202	14,097
As a percent of external customer revenues	7.5%	5.2%	7.2%	5.1%

The following table sets forth information comparing the Communications segment operating results for the three- and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(In thousands, except % data)
External customer revenues	$25,931	$16,079	$47,466	$32,357
Affiliate revenues	74	214	121	333
Operating earnings	1,312	527	2,336	1,757
As a percent of external customer revenues	5.1%	3.3%	4.9%	5.4%

Results of Operations—

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Continuing Operations Consolidated Revenues

Revenues generated in the three months ended June 30, 2004 increased 19.8% to $184.3 million from revenues generated in the three months ended June 30, 2003 of $153.8 million due to increased sales volume, increased selling prices and favorable currency translation on international revenues.

Increased unit sales generated during the three months ended June 30, 2004 contributed 11.9 percentage points of revenue increase. The Company experienced volume increases in its sales of products with communications, networking and industrial applications. Higher unit sales of products with communications and industrial applications contributed 7.6 and 5.6 percentage points of revenue increase, respectively. These volume increases were partially offset by 0.8 and 0.5 percentage points due to volume decreases in sales of products with entertainment/OEM and networking applications, respectively. Factors contributing to the net increased sales volume are listed below:

▪	Improvement in general economic conditions within North America and Asia;

▪	Increased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom;

▪	Increased project activity in Asia requiring products with industrial, networking, entertainment/OEM and communications applications;

▪	Increased distributor restocking activity in Asia for products with communications applications;

▪	Increased project activity in North America requiring products with industrial and entertainment/OEM applications;

▪	Increased distributor-restocking activity in North America for products with industrial applications; and

▪	Increased project activity in Europe requiring products with entertainment applications.

Factors partially mitigating the net increased sales volume are listed below:

▪	Sluggish general economic conditions within Europe;

▪	The Company’s decision to cease during the second quarter of 2003 the production of certain products with industrial and OEM applications in Europe and production of certain products with communications applications in Australia;

▪	Reduced project activity, increased competition from other importers, and pricing pressures in Australia on certain products with communications and networking applications; and

▪	Increased competition from other importers and pricing pressures in Asia on certain products with communications applications.

The impact of increased product pricing contributed 4.9 percentage points of revenue increase during the second quarter of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines early in the first quarter of 2004 in response to increasing copper costs and the impact of additional sales price increases implemented by the Company’s North America and Asia/Pacific operations across all product lines in March 2004 in response to further copper cost escalation and increases in Teflon® FEP costs. The Company also implemented sales price increases across all product lines in Europe on May 1, 2004 in response to copper cost escalation and the increasing costs of other raw materials. During the quarter ended June 30, 2004, the Company’s European operations received minimal positive sales price impact on sales of certain products with communications, industrial and entertainment/OEM applications and lowered sales prices primarily through “meet competition” discounting on sales of certain products with networking applications.

Favorable foreign currency translation on international revenues contributed 3.0 percentage points of revenue increase. The euro, British pound, Canadian dollar, Australian dollar and Hungarian forint appreciated in relation to the United States dollar from average exchange values of $1.14, $1.62, $0.71, $0.64 and $0.0045, respectively, in the second quarter of 2003 to $1.21, $1.81, $0.74, $0.72 and $0.0048, respectively, in the second quarter of 2004.

Revenues generated on sales of product to customers in the United States, representing 52.7% of the Company’s total revenues generated during the three months ended June 30, 2004, increased by 25.4% compared with revenues generated during the same period in 2003. This increase resulted primarily from improvement in general economic conditions in the United States, increased project activity (i.e., the Democratic and Republican National Party Conventions) requiring products with entertainment/OEM and industrial applications, increased distributor-restocking activity for products with industrial applications and the impact of sales price increases implemented in January 2004 and March 2004.

Revenues generated on sales of product to customers in Canada represented 6.4% of the Company’s total revenues for the quarter ended June 30, 2004. Canadian revenues for the second quarter of 2004 decreased by 0.6% compared with revenues for the second quarter of 2003. Absent the impact of favorable currency translation, revenues generated for the second quarter of 2004 decreased by 3.7% compared with revenues generated for the same period in 2003. This decrease resulted primarily from lower sales volume due to the Company’s decision not to reduce sales prices on certain of its lower-margin product offerings to meet the prices offered by its competitors and a decrease in demand for certain products with industrial applications.

Revenues generated on sales of product to customers in the United Kingdom, representing 15.8% of the Company’s total revenues generated during the second quarter of 2004, increased by 51.8% compared with revenues generated during the same period in 2003. Absent the impact of favorable currency translation, revenues generated for the second quarter of 2004 increased by 37.5% compared with revenues generated for the same period in 2003. This increase resulted primarily from increased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom and increased copper pass-through pricing on most products.

Revenues generated on sales of product to customers in Continental Europe represented 14.9% of the Company’s total revenues for the quarter ended June 30, 2004. Continental European revenues generated during the second quarter of 2004 increased by 3.9% compared with revenues generated during the same period in 2003. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during the second quarter of 2004 decreased by 3.4% compared with revenues generated during the same period of 2003. The majority of this decrease resulted from the Company’s decision in the second quarter of 2003 to cease production of certain products with industrial and OEM applications. The negative impact of this decision on revenue comparisons was partially offset by increased project activity (i.e., the Athens Olympic Games, the European Football Cup) requiring products with entertainment applications.

Revenues generated on sales of product to customers in the rest of the world, representing 10.2% of the Company’s total revenues generated during the three months ended June 30, 2004, decreased by 0.2% from the same period in 2003. The decrease represented lower demand in the Australia market partially offset by favorable currency translation and higher demand in the Asia, Latin America and Africa/Middle East markets.

Continuing Operations Consolidated Costs, Expenses and Earnings

The following table sets forth information comparing the components of earnings for the three-month periods ended June 30, 2004 and 2003.

			Percent
			Increase
			2004 Compared
Three Months Ended June 30,	2004	2003	With 2003
(in thousands, except % data)
Gross profit	$33,194	$28,135	18.0%
As a percent of revenues	18.0%	18.3%
Operating earnings	$8,965	$4,586	95.5%
As a percent of revenues	4.9%	3.0%
Income before taxes	$7,530	$1,347	459.0%
As a percent of revenues	4.1%	0.9%
Net income from continuing operations	$5,634	$515	994.0%
As a percent of revenues	3.1%	0.3%

Gross profit increased 18.0% to $33.2 million in the three months ended June 30, 2004 from $28.1 million in the three months ended June 30, 2003 due primarily to higher sales volume, a net increase in product sales prices, and the favorable impact of currency translation on gross profit. Also contributing to the favorable gross profit comparison were the current-quarter impact of material, labor and overhead cost reduction initiatives. These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas, the impact of production outsourcing in Europe, increased transportation costs (especially in Europe) and the impact of production capacity rationalization in Europe initiated during the fourth quarter of 2003 that resulted in lower output, higher scrap and increased maintenance costs in the second quarter of 2004. Gross profit as a percent of revenues decreased by 0.3 percentage points from the prior year due to the previously mentioned items.

Operating earnings increased 95.5% to $9.0 million for the three months ended June 30, 2004 from $4.6 million for the three months ended June 30, 2003 due primarily to higher gross profit. Partially offsetting the positive operating earnings comparison was an increase in selling, general and administrative expenses to $24.2 million in the second quarter of 2004 from $23.2 million for the second quarter of 2003 due primarily to the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $0.1 million recognized in the current quarter related to personnel reductions within the Electronics segment, increased incentive compensation costs and increased professional services costs. Selling, general and administrative expenses as a percentage of revenues decreased to 13.1% in the second quarter of 2004 from 15.1% in the second quarter of 2003. Operating earnings as a percent of revenues increased by 1.9 percentage points from the prior year due to the previously mentioned items.

Income before taxes increased 459.0% to $7.5 million in the three months ended June 30, 2004 from $1.3 million in the three months ended June 30, 2003 due to higher operating earnings, nonoperating income of $1.7 million recognized in the second quarter of 2004 on the Company’s sale of certain fully impaired equipment and technology used for the production of deflection coils and lower net interest expense. Net interest expense decreased 2.2% to slightly less than $3.2 million in the second quarter of 2004 from $3.2 million in the second quarter of 2003 due to higher interest income earned on cash equivalents. Interest income earned on cash equivalents was $0.2 million in the second quarter of 2004 compared to $0.1 million in the second quarter of 2003. Average debt outstanding was $200.0 million and $200.1 million during the second quarters of 2004 and 2003, respectively. The Company’s average interest rate was 6.65% in the second quarter of 2004 and 6.55% in the second quarter of 2003.

The Company’s effective annual tax rate was 25.2% and 61.8% in the quarters ended June 30, 2004 and 2003, respectively. This decrease resulted from favorable resolution of certain prior tax positions.

Net income from continuing operations increased 994.0% to $5.6 million in the three months ended June 30, 2004 from $0.5 million in the three months ended June 30, 2003 due mainly to higher income before taxes partially offset by higher income tax expense.

Electronics Segment

Revenues generated from sales to external customers increased 15.0% to $158.4 million for the quarter ended June 30, 2004 from $137.7 million for the quarter ended June 30, 2003 due to increased sales volume, increased selling prices and favorable currency translation on international revenues. Increased unit sales generated during the three months ended June 30, 2004 contributed 7.5 percentage points of revenue increase. The segment experienced volume increases in its sales of products with industrial and communications applications. Higher unit sales of products with industrial and communications applications contributed 6.3 and 2.6 percentage points of revenue increase, respectively. Positive factors contributing to the volume increase and negative factors partially mitigating the volume increase are listed under Consolidated Revenues on Page-29 of this Quarterly Report on Form 10-Q. Each of the factors listed, with the exception of increased unit purchasing by a large telecommunications customer in the United Kingdom, applies to the Electronics segment. These volume increases were partially offset by a volume decrease in sales of products with entertainment/OEM and networking applications. Lower unit sales of products with entertainment/OEM and networking applications offset the gross revenue increase by 0.8 and 0.6 percentage points, respectively. Unit sales of products with entertainment/OEM applications were lower due to the Company’s decision to cease during the second quarter of 2003 the production of certain products with OEM applications in Europe. Unit sales of products with entertainment/OEM applications that the Company continues to produce improved from the second quarter of 2003.

The impact of increased product pricing contributed 5.6 percentage points of revenue increase during the second quarter of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines early in the first quarter of 2004 in response to increasing copper costs and the impact of additional sales price increases implemented by the Company’s North America and Asia/Pacific operations across all product lines in March 2004 in response to further copper cost escalation and increases in Teflon® FEP costs. The Company also implemented sales price increases across all product lines in Europe on May 1, 2004 in response to copper cost escalation and the increasing costs of other raw materials. During the quarter ended June 30, 2004, the Company’s European operations received minimal positive sales price impact on sales of certain products with communications, industrial and entertainment/OEM applications and lowered sales prices primarily through “meet competition” discounting on sales of certain products with networking applications.

Favorable foreign currency translation on revenues contributed 1.9 percentage points of revenue increase.

Operating earnings increased 65.8% to $11.8 million for the quarter ended June 30, 2004 from $7.1 million for the quarter ended June 30, 2003 due mainly to higher sales volumes, a net increase in product sales prices and the current-quarter impact of manufacturing, selling, general and administrative cost reduction initiatives. Also contributing to the favorable operating earnings comparison was $1.0 million in unabsorbed production costs recognized during the second quarter of 2003 at the Company’s manufacturing facility in Ft. Mill, South Carolina, which was transferred from this segment to the Communications segment effective July 1, 2003. These positive factors were partially offset by higher product costs resulting from increasing purchase prices for copper and commodities derived from both petroleum and natural gas, the impact of production outsourcing in Europe, increased transportation costs (especially in Europe), the impact of production capacity rationalization in Europe discussed above, the unfavorable impact of currency translation on international operating losses in Europe, Asia and Australia, and severance and other benefits costs of $0.1 million recognized in the current quarter related to personnel reductions within the segment. As a percent of revenues from external customers, operating earnings increased to 7.5% in the second quarter of 2004 from 5.2% in the second quarter of 2003 due to the previously mentioned items.

Communications Segment

Revenues generated on sales to external customers increased 61.3% to $25.9 million for the quarter ended June 30, 2004 from $16.1 million for the quarter ended June 30, 2003. The revenue increase was due primarily to increased sales volume and favorable currency translation on revenues partially offset by decreased sales prices. Increased unit sales and increased copper pass-through pricing during the three months ended June 30, 2004 contributed 50.1 percentage points of revenue increase. This unit sales increase resulted primarily from increased unit purchasing of products with communications applications by the segment’s largest customer. Favorable foreign currency translation on revenues contributed 11.7 percentage points of revenue increase. The impact of decreased product pricing offset the favorable impact of sales volume and currency translation on the revenue comparison by 0.5 percentage points.

Operating earnings increased 149.0% to $1.3 million for the quarter ended June 30, 2004 from $0.5 million for the quarter ended June 30, 2003 due primarily to higher sales volumes, the favorable impact of currency translation on operating earnings and the current-quarter impact of manufacturing, selling, general and administrative cost reduction initiatives. The positive impact that these factors had on the operating earnings comparison was partially offset by the impact of production outsourcing and higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas. Operating earnings as a percent of revenues from external customers increased to 5.1% in the quarter ended June 30, 2004 from 3.3% in the quarter ended June 30, 2003 due to the previously mentioned items.

Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2004 includes $47.9 million of revenues and $9.1 million of loss before income tax benefits related to the North American operations of the Company’s Communications segment. Net loss from discontinued operations for the three months ended June 30, 2003 includes $60.3 million of revenues and $2.0 million of loss before income tax benefits related to the North American operations of the Company’s Communications segment.

Results of Operations—
Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

Continuing Operations Consolidated Revenues

Revenues generated in the six months ended June 30, 2004 increased 15.4% to $354.4 million from revenues generated in the six months ended June 30, 2003 of $307.1 million due to increased sales volume, favorable currency translation on international revenues and increased selling prices.

Increased unit sales generated during the six months ended June 30, 2004 contributed 8.4 percentage points of revenue increase. The Company experienced volume increases in its sales of products with communications, industrial and networking applications. Higher unit sales of products with communications, industrial and networking applications contributed 5.8, 3.4 and 0.8 percentage points of revenue increase, respectively. These volume increases were partially offset by 1.6 percentage points due to a volume decrease in sales of products with entertainment/OEM applications. Factors contributing to the net increased sales volume are listed below:

•	Improvement in general economic conditions within North America and Asia;

•	Increased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom;

•	Increased project activity in Asia requiring products with industrial, networking, entertainment/OEM and communications applications;

•	Increased distributor restocking activity in Asia for products with communications applications;

•	Increased project activity in North America requiring products with industrial and entertainment/OEM applications;

•	Increased distributor-restocking activity in North America for products with industrial applications; and

•	Increased project activity in Europe requiring products with entertainment applications.

Factors partially mitigating the net increased sales volume are listed below:

•	Sluggish general economic conditions within Europe;

•	The Company’s decision to cease during the second quarter of 2003 the production of certain products with industrial and OEM applications in Europe and production of certain products with communications applications in Australia; and

•	Reduced project activity, increased competition from other importers, and pricing pressures in Australia on certain products with communications and networking applications;

•	Increased competition from other importers and pricing pressures in Asia on certain products with communications applications; and

Favorable foreign currency translation on international revenues contributed 4.3 percentage points of revenue increase. The euro, British pound, Canadian dollar, Australian dollar and Hungarian forint appreciated in relation to the United States dollar from average exchange values of $1.10, $1.61, $0.69, $0.62 and $0.0045, respectively, in the first six months of 2003 to $1.23, $1.82, $0.75, $0.74 and $0.0048, respectively, in the first six months of 2004.

The impact of increased product pricing contributed 2.7 percentage points of revenue increase during the first six months of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines early in the first quarter of 2004 in response to increasing copper costs and the impact of additional sales price increases implemented by the Company’s North America and Asia/Pacific operations across all product lines in March 2004 in response to further copper cost escalation and increases in Teflon® FEP costs. The Company also implemented sales price increases across all product lines in Europe on May 1, 2004 in response to copper cost escalation and the increasing costs of other raw materials. During the quarter ended June 30, 2004, the Company’s European operations received minimal positive sales price impact on sales of certain products with communications, industrial and entertainment/OEM applications and lowered sales prices primarily through “meet competition” discounting on sales of certain products with networking applications.

Revenues generated on sales of product to customers in the United States, representing 53.2% of the Company’s total revenues generated during the six months ended June 30, 2004, increased by 24.7% compared with revenues generated during the same period in 2003. This increase resulted primarily from improvement in general economic conditions in the United States, increased project activity (i.e., the Democratic and Republican National Party Conventions) requiring products with entertainment/OEM and industrial applications, increased distributor-restocking activity for products with industrial applications and the impact of sales price increases implemented in January 2004 and March 2004.

Revenues generated on sales of product to customers in Canada represented 6.9% of the Company’s total revenues for the six months ended June 30, 2004. Canadian revenues for the first six months of 2004 decreased by 9.2% compared with revenues for the first six months of 2003. Absent the impact of favorable currency translation, revenues generated for the first six months of 2004 decreased by 16.4% compared with revenues generated for the same period in 2003. This decrease resulted primarily from lower sales volume due to the Company’s decision not to reduce sales prices on certain of its lower-margin product offerings to meet the prices offered by its competitors and a decrease in demand for certain products with industrial and communications applications.

Revenues generated on sales of product to customers in the United Kingdom, representing 15.2% of the Company’s total revenues generated during the first six months of 2004, increased by 39.2% compared with revenues generated during the same period in 2003. Absent the impact of favorable currency translation, revenues generated for the first six months of 2004 increased by 25.0% compared with revenues generated for the same period in 2003. This increase resulted primarily from increased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom and increased copper pass-through pricing on most products.

Revenues generated on sales of product to customers in Continental Europe represented 14.7% of the Company’s total revenues for the six months ended June 30, 2004. Continental European revenues generated during the first six months of 2004 decreased by 2.9% compared with revenues generated during the same period in 2003. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during the first six months of 2004 decreased by 14.4% compared with revenues generated during the same period of 2003. The majority of this decrease resulted from the Company’s decision in the second quarter of 2003 to cease production of certain products with industrial and OEM applications. The negative impact of this decision on revenue comparisons was partially offset by increased project activity (i.e., the Athens Olympic Games, the European Football Cup) requiring products with entertainment applications.

Revenues generated on sales of product to customers in the rest of the world, representing 10.0% of the Company’s total revenues generated during the six months ended June 30, 2004, decreased by 3.4% from the same period in 2003. The decrease represented lower demand in the Australia market partially offset by favorable currency translation and higher demand in the Asia, Latin America and Africa/Middle East markets.

Continuing Operations Consolidated Costs, Expenses and Earnings

The following table sets forth information comparing the components of earnings for the six-month periods ended June 30, 2004 and 2003.

			Percent
			Increase
			2004 Compared
Six Months Ended June 30,	2004	2003	With 2003
(in thousands, except % data)
Gross profit	$65,477	$57,025	14.8%
As a percent of revenues	18.5%	18.6%
Operating earnings	$16,019	$9,979	60.5%
As a percent of revenues	4.5%	3.2%
Income before taxes	$11,418	$3,490	227.2%
As a percent of revenues	3.2%	1.1%
Net income from continuing operations	$8,278	$1,751	372.8%
As a percent of revenues	2.3%	0.6%

Gross profit increased 14.8% to $65.5 million in the six months ended June 30, 2004 from $57.0 million in the six months ended June 30, 2003 due primarily to higher sales volume, a net increase in product sales prices, and the favorable impact of currency translation on gross profit. Also contributing to the favorable gross profit comparison were the current-period impact of material, labor and overhead cost reduction initiatives. These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon® FEP and commodities derived from both petroleum and natural gas, the impact of production outsourcing in Europe, increased transportation costs (especially in Europe) and the impact of production capacity rationalization in Europe initiated during the fourth quarter of 2003 that resulted in lower output, higher scrap and increased maintenance costs in the first six months of 2004. Gross profit as a percent of revenues decreased by 0.1 percentage points from the prior year due to the previously mentioned items.

Operating earnings increased 60.5% to $16.0 million for the six months ended June 30, 2004 from $10.0 million for the six months ended June 30, 2003 due primarily to higher gross profit. Partially offsetting the positive operating earnings comparison was an increase in selling, general and administrative expenses to $49.5 million in the first six months of 2004 from $46.7 million for the first six months of 2003 due primarily to the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $0.7 million recognized in the current year related to personnel reductions within the Electronics segment, increased incentive compensation costs and increased professional services costs. Selling, general and administrative expenses as a percentage of revenues decreased to 14.0% in the first six months of 2004 from 15.2% in the first six months of 2003. Operating earnings as a percent of revenues increased by 1.3 percentage points from the prior year due to the previously mentioned items.

Income before taxes increased 227.2% to $11.4 million in the six months ended June 30, 2004 from $3.5 million in the six months ended June 30, 2003 due to higher operating earnings, nonoperating income of $1.7 million recognized in the second quarter of 2004 on the Company’s sale certain fully impaired equipment and technology used for the production of deflection coils and lower net interest expense. Net interest expense decreased 2.4% to $6.3 million in the first six months of 2004 from $6.5 million in the first six months of 2003 due to higher interest income earned on cash equivalents. Interest income earned on cash equivalents was $0.4 million in the six months ended June 30, 2004 compared to $0.2 million in the six months ended June 30, 2003. Average debt outstanding was $200.0 million and $200.1 million during the six months ended June 30, 2004 and 2003, respectively. The Company’s average interest rate was 6.78% in the first half of 2004 and 6.71% in the first half of 2003.

The Company’s effective annual tax rate was 27.5% and 49.8% in the six months ended June 30, 2004 and 2003, respectively. This decrease results from favorable settlement of certain prior tax positions.

Net income from continuing operations increased 372.8% to $8.3 million in the six months ended June 30, 2004 from $0.5 million in the six months ended June 30, 2003 due mainly to higher income before taxes partially offset by higher income tax expense.

Electronics Segment

Revenues generated from sales to external customers increased 11.7% to $306.9 million for the six months ended June 30, 2004 from $274.8 million for the six months ended June 30, 2003 due to increased sales volume, favorable currency translation on international revenues and increased selling prices. Increased unit sales generated during the six months ended June 30, 2004 contributed 5.5 percentage points of revenue increase. The segment experienced volume increases in its sales of products with industrial, communications and networking applications. Higher unit sales of products with industrial, communications and networking applications contributed 3.8, 2.5 and 0.9 percentage points of revenue increase, respectively. Positive factors contributing to the volume increase and negative factors partially mitigating the volume increase are listed under Consolidated Revenues on Page-34 of this Quarterly Report on Form 10-Q. Each of the factors listed, with the exception of increased unit purchasing by a large telecommunications customer in the United Kingdom, applies to the Electronics segment. These volume increases were partially offset by a volume decrease in sales of products with entertainment/OEM applications. Lower unit sales of products with entertainment/OEM applications offset the gross revenue increase by 1.7 percentage points. Unit sales of products with entertainment/OEM applications were lower due to the Company’s decision to cease during the second quarter of 2003 the production of certain products with OEM applications in Europe. Unit sales of products with entertainment/OEM applications that the Company continues to produce improved from the first six months of 2003.

Favorable foreign currency translation on international revenues contributed 3.3 percentage points of revenue increase.

The impact of increased product pricing contributed 2.9 percentage points of revenue increase during the first six months of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines early in the first quarter of 2004 in response to increasing copper costs and the impact of additional sales price increases implemented by the Company’s North America and Asia/Pacific operations across all product lines in March 2004 in response to further copper cost escalation and increases in Teflon® FEP costs. The Company also implemented sales price increases across all product lines in Europe on May 1, 2004 in response to copper cost escalation and the increasing costs of other raw materials. During the quarter ended June 30, 2004, the Company’s European operations received minimal positive sales price impact on sales of certain products with communications, industrial and entertainment/OEM applications and lowered sales prices primarily through “meet competition” discounting on sales of certain products with networking applications.

Operating earnings increased 57.5% to $22.2 million for the six months ended June 30, 2004 from $14.1 million for the six months ended June 30, 2003 due mainly to higher sales volumes, a net increase in product sales prices and the current-quarter impact of manufacturing, selling, general and administrative cost reduction initiatives. Also contributing to the favorable operating earnings comparison was $2.1 million in unabsorbed production costs recognized during the first six months of 2003 at the Company’s manufacturing facility in Ft. Mill, South Carolina, which was transferred from this segment to the Communications segment effective July 1, 2003. These positive factors were partially offset by higher product costs resulting from increasing purchase prices for copper, Teflon® FEP and commodities derived from both petroleum and natural gas, the impact of production outsourcing in Europe, increased transportation costs (especially in Europe), the impact of production capacity rationalization in Europe discussed above, the unfavorable impact of currency translation on international operating losses in Europe, Asia and Australia, and severance and other benefits costs of $0.7 million recognized in the six months ended June 30, 2004 related to personnel reductions within the segment. As a percent of revenues from external customers, operating earnings increased to 7.2% in the first six months of 2004 from 5.1% in the first six months of 2003 due to the previously mentioned items.

Communications Segment

Revenues generated on sales to external customers increased 46.7% to $47.5 million for the six months ended June 30, 2004 from $32.4 million for the six months ended June 30, 2003. The revenue increase was due primarily to increased sales volume and favorable currency translation on revenues and increase sales prices. Increased unit sales and increased copper pass-through pricing during the six months ended June 30, 2004 contributed 33.5 percentage points of revenue increase. The unit sales increase resulted primarily from increased unit purchasing of products with communications applications by the segment’s largest customer. Favorable foreign currency translation on revenues contributed 12.6 percentage points of revenue increase. The impact of increased product pricing, initiated in response to copper cost escalation in the first quarter of 2004, contributed 0.4 percentage points of revenue increase during the first six months of 2004.

Operating earnings increased 33.0% to $2.3 million for the six months ended June 30, 2004 from $1.8 million for the six months ended June 30, 2003 due primarily to higher sales volumes, a net increase in product sales prices, the favorable impact of currency translation on operating earnings and the current-period impact of manufacturing, selling, general and administrative cost reduction initiatives. The positive impact that these factors had on the operating earnings comparison was partially offset by the impact of production outsourcing and higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas. Operating earnings as a percent of revenues from external customers decreased to 4.9% in the six months ended June 30, 2004 from 5.4% in the six months ended June 30, 2003 due to the previously mentioned items. Absent $0.5 million in nonrecurring inventory-related gains, operating earnings as a percent of revenues from external customers was 3.9% in the six months ended June 30, 2003.

Discontinued Operations

Net loss from discontinued operations for the six months ended June 30, 2004 includes $93.1 million of revenues and $11.4 million of loss before income tax benefits related to the North American operations of the Company’s Communications segment. Net loss from discontinued operations for the six months ended June 30, 2003 includes $103.2 million of revenues and $7.5 million of loss before income tax benefits related to the North American operations of the Company’s Communications segment.

Financial Condition

Liquidity and Capital Resources

The Company’s sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities. Generally, the Company’s primary source of cash has been from business operations. Cash sourced from credit facilities and other borrowing arrangements has historically been used to fund business acquisitions. The Company believes that these sources are sufficient to fund the current requirements of working capital, to make scheduled pension contributions for the Company’s retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments and to support its short-term and long-term operating strategies.

The Company projects its United States federal net operating loss (NOL) carryforward as of December 31, 2004 will exceed $50.0 million (excluding the portion attributable to Cooper Industries under a tax sharing agreement). In addition, foreign NOL carryforwards in Australia, Germany and the Netherlands suggest the Company’s cash tax payments will be minimal for the remainder of 2004 and in 2005. These NOL carryforwards arise from lowered operating earnings during the economic downturn, costs associated with divestiture or closure of manufacturing plants in the United States, Germany and Australia, and transaction and other costs associated with the recently completed merger with CDT.

Planned capital expenditures for the remainder of 2004 are approximately $10.4 million, of which approximately $6.1 million relates to capacity maintenance and enhancement. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

Any materially adverse reaction to customer demand, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s product mix or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2004 and 2003.

Summarized Cash Flow Statements

Six Months Ended June 30,	2004	2003
(in thousands)
Net cash provided by/(used for)
Operating activities	$(4,909)	$43,384
Investing activities	81,520	(11,083)
Financing activities	(2,534)	(2,529)
Effect of exchange rate changes on cash and cash equivalents	(130)	1,482

Increase in cash and cash equivalents	$73,947	$31,254

Net Cash Provided by/(Used for) Operating Activities

Six Months Ended June 30,	2004	2003
(in thousands)
Net income/(loss)	$3,979	$(3,051)
Depreciation and amortization	12,132	18,115
Deferred income tax expense	305	194
Other non-cash operating expenses/(income), net	(4,173)	3,247
Decrease/(increase) in operating assets and liabilities, net	(17,152)	24,879

Net cash provided by/(used for) operating activities	$(4,909)	$43,384

Net cash used for operating activities in the first six months of 2004 totaled $4.9 million and included $4.2 million of net other non-cash operating income and a $17.2 million net increase in operating assets and liabilities. Other net other non-cash operating income consisted of a gain on divestiture of the deflection coil business, gain on the sale of certain current assets of the North American operations of the Company’s Communications segment, certain retirement savings plan contributions funded with common stock held in treasury rather than with cash, employee stock purchase plan settlement charges, stock compensation, and amortization of unearned deferred compensation on restricted shares granted to certain of the Company’s key employees. The net increase in operating assets and liabilities resulted primarily from increased inventories, increased receivables and increased net current and deferred income taxes.

Net cash provided by operating activities in the first six months of 2003 totaled $43.4 million and included $3.2 million of net other non-cash operating expenses and a $24.9 million net decrease in operating assets and liabilities. Net other non-cash operating expenses consisted of certain retirement savings plan contributions funded with common stock held in treasury rather than with cash, employee stock purchase plan settlement charges, amortization of unearned deferred compensation on restricted shares granted to certain of the Company’s key employees, and immaterial asset impairment charges. The net decrease in operating assets and liabilities resulted primarily from decreased inventories and increased accounts payable and accrued liabilities partially offset by increased other net operating assets and liabilities.

Net Cash Provided by/(Used for) Investing Activities

Six Months Ended June 30,	2004	2003
(in thousands)
Capital expenditures	$(3,536)	$(11,169)
Proceeds from business divestiture	431	—
Proceeds from disposal of current assets	47,142	—
Proceeds from disposal of long-lived assets	37,483	86

Net cash provided by/(used for) investing activities	$81,520	$(11,083)

Capital Expenditures

Six Months Ended June 30,	2004	2003
(in thousands)
Capacity modernization and enhancement	$2,650	$9,483
Capacity expansion	106	241
Other	780	1,445

	$3,536	$11,169

Capital expenditures during the six months ended June 30, 2004 and 2003 represented 0.8% and 2.7%, respectively, of total revenues (including the revenues of discontinued operations) for the same periods. Investment during both the first six months of 2004 and 2003 was utilized principally for maintaining and enhancing existing production capabilities.

Proceeds received from business divestiture represent the proceeds the Company received from its sale of certain fully impaired equipment and technology used for the production of deflection coils during the second quarter of 2004.

Proceeds received from both the disposal of current assets and the disposal of a majority of the long-lived assets represent proceeds the Company received from its sale of certain inventory and equipment that belonged to the North American operations of its Communications segment to Superior during the second quarter of 2004.

Net Cash Used in Financing Activities

Six Months Ended June 30,	2004	2003
(in thousands)
Proceeds from the exercise of stock options	$46	$—
Cash dividends paid	(2,580)	(2,529)

Net cash used in financing activities	$(2,534)	$(2,529)

During the six-month periods ended June 30, 2004 and 2003, dividends of $0.10 per share were paid to stockholders.

During the six months ended June 30, 2004, there were no material changes outside the ordinary course of business to the Company’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the period ended December 31, 2003.

With regard to the North American operations of the Communications segment recognized as discontinued operations, net cash provided by operating activities during the six months ended June 30, 2004 and 2003 was $0.5 million and $4.8 million, respectively.

Working Capital

The following table summarizes the Company’s working capital position at June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003
(in thousands, except current ratio)
Current assets
Cash and cash equivalents	$168,902	$94,955
Receivables	97,330	83,242
Inventories	91,737	80,958
Income taxes receivable	2,773	1,770
Deferred income taxes	11,015	9,946
Other current assets	5,523	6,218
Current assets of discontinued operations	20,476	107,302

Total current assets	$397,756	$384,391

Total current assets less cash and cash equivalents	$228,854	$289,436
Current liabilities
Accounts payable and accrued liabilities	$90,133	$89,179
Current maturities of long-term debt	64,998	65,951
Current liabilities of discontinued operations	20,859	28,003

Total current liabilities	$175,990	$183,133

Working capital (1)	$52,864	$106,303
Current ratio (2)	1.30	1.58

(1)	Total current assets less cash and cash equivalents and total current liabilities

(2)	Total current assets less cash and cash equivalents divided by total current liabilities

Current assets less cash and cash equivalents decreased $60.6 million, or 20.9%, from $289.4 million at December 31, 2003 to $228.9 million at June 30, 2004. Receivables increased $14.1 million during the six months ended June 30, 2004 due primarily to increased sales late in the second quarter of 2004 and the impact of currency translation on receivables denominated in currencies other than the United States dollar. Inventories increased by $10.8 million during the first six months of 2004 due primarily to increased production necessary to support higher sales levels, the buildup of inventory in anticipation of summer holiday plant shutdowns throughout the Company and the impact of currency translation on inventories denominated in currencies other than the United States dollar. Current assets of discontinued operations decreased $86.8 million during the six months ended June 30, 2004 due primarily to the sale of certain inventory and equipment in the amount of $82.1 million to Superior in the second quarter of 2004.

Current liabilities decreased $7.1 million, or 3.9%, from $183.1 million at December 31, 2003 to $176.0 million at June 30, 2004. Accounts payable and accrued liabilities increased $1.0 million during the six months ended June 30, 2004 due primarily to increased production late in the second quarter of 2004, higher costs on copper, Teflon® FEP and commodities derived from petroleum and natural gas and the impact of currency translation on accounts payable and accrued liabilities denominated in currencies other than the United States dollar partially offset by severance payments totaling $0.7 million during the first six months of 2004. In regard to the severance payments, please refer to Note 10, Accrued Severance and Other Related Benefits, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Current maturities of long-term debt decreased $1.0 million during the six months ended June 30, 2004, due to a downward adjustment of fair value on the notional principal related to the Company’s outstanding interest rate swaps. Current liabilities of discontinued operations decreased $7.1 million due primarily to curtailment of operations at the Phoenix, Arizona manufacturing facility during the second quarter of 2004 in anticipation of the shutdown of that facility in the third quarter of 2004.

Long-lived Assets

The following table summarizes the Company long-lived assets at June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003
(in thousands)
Property, plant and equipment	$172,381	$189,128
Goodwill and other intangibles	79,099	79,462
Other long-lived assets	10,705	6,008
Long-lived assets of discontinued operations	21,147	14,565

	$283,332	$289,163

Long-lived assets decreased $5.8 million, or 2.0%, from $289.2 million at December 31, 2003 to $283.3 million at June 30, 2004.

Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company’s land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased $16.7 million during the first six months of 2004 due mainly to depreciation and the reclassification of certain equipment at the Ft. Mill, South Carolina manufacturing facility to long-lived assets of discontinued operations during the second quarter of 2004.

Goodwill and other intangibles includes goodwill, defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses.

Included in other long-lived assets are unamortized prepaid service fees associated with the Company’s borrowing arrangements and long-lived pension fund prepayments. Other long-lived assets increased $4.7 million during the first six months of 2004 due to the reclassification of a long-lived pension fund prepayment associated with the Company’s pension plan in the United States from other long-term liabilities during the second quarter of 2004.

Long-lived assets of discontinued operations increased $6.6 million during the first six months of 2004 due primarily to the reclassification of certain equipment at the Ft. Mill, South Carolina manufacturing facility from property, plant and equipment during the second quarter of 2004.

Capital Structure

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
(in thousands, except % data)
Current maturities of long-term debt	$64,998	13.6%	$65,951	13.9%
Long-term debt	136,000	28.3%	136,000	28.5%

Total debt	200,998	41.9%	201,951	42.4%
Stockholders’ equity	278,903	58.1%	274,410	57.6%

	$479,901	100.0%	$476,361	100.0%

The Company’s capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders’ equity. The capital structure increased $3.5 million during the first six months of 2004 due to a $4.5 million increase in stockholders’ equity partially offset by a $1.0 million downward adjustment of fair value on the notional principal related to the Company’s outstanding interest rate swaps.

The Company had privately-placed debt of $200.0 million outstanding at June 30, 2004. Details regarding maturities and interest rates are shown below.

	Principal	Maturity	Effective
	Balance	Date	Interest Rate
(in thousands, except % data)
Senior Notes, Series 1997-A (1)	$75,000	08/11/2009	6.92%
Senior Notes, Series 1999-A (2)	64,000	09/01/2004	7.60%
Senior Notes, Series 1999-B	44,000	09/01/2006	7.75%
Senior Notes, Series 1999-C	17,000	09/01/2009	8.06%

(1)	The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15.0 million in principal per annum beginning August 11, 2005.

(2)	The Senior Notes, Series 1999-A, mature within one year of the balance sheet date. Accordingly, they were reclassified to current maturities of long-term debt in the financial records as of September 1, 2003. These notes also serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of June 30, 2004 of $65.0 million.

The agreements for these private placements contain affirmative and negative covenants including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization. The Company was in compliance with these covenants at June 30, 2004.

The Company entered into a credit agreement with a group of six banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, the Company’s assets in the United States, other than real property, secure any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of the Company’s receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the Company’s excess borrowing availability falls below $25.0 million. There were no outstanding borrowings at June 30, 2004 under the Credit Agreement. Although the Company had $41.8 million in borrowing capacity available at June 30, 2004, the Company and CDT each agreed in the merger agreement discussed in Note 3, Business Combination, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q that neither party would borrow more than $25.0 million without the consent of the other party prior to the effective date of the merger.

At June 30, 2004, the Company had unsecured, uncommitted arrangements with three banks under which it could borrow up to $6.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at June 30, 2004.

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At June 30, 2004, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133. Based on current interest rates for similar transactions, the fair value of the Company’s interest rate swap agreements at June 30, 2004 was $1.0 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.0 million pretax, or $0.02 per diluted share, were recorded as reductions to interest expense for the six months ended June 30, 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on long-term debt by 0.99 percentage points for the six months ended June 30, 2004. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Borrowings have the following scheduled maturities.

	Payments Due by Period
		Less than	1-2	3-4	After
June 30, 2004	Total	1 year	years	years	4 years
(in thousands)
Long-term debt (1)	$200,000	$64,000	$15,000	$74,000	$47,000

(1)	The Senior Notes, Series 1999-A, mature within one year of the balance sheet date. Accordingly, they were reclassified to current maturities of long-term debt in the financial records as of September 1, 2003. These notes also serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133 at a fair market value as of June 30, 2004 of $65.0 million.

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
		Less than	1-3	4-5	After
June 30, 2004	Total	1 year	years	years	5 years
(in thousands)
Lines of credit (1)	$41,828	$—	$41,828	$—	$—
Standby letters of credit	3,998	3,998	—	—	—
Guarantees	508	508	—	—	—

Total commercial commitments	$46,334	$4,506	$41,828	$—	$—

(1)	The Company entered into a credit agreement with a group of six banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. The amount of any borrowing under the Credit Agreement is subject to a borrowing base comprised of the Company’s receivables and inventories located in the United States. Although the Company’s borrowing capacity under the Credit Agreement as of June 30, 2004 was $41.8 million, the Company and CDT each agreed in the merger agreement discussed in Note 3, Business Combination, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q that neither party would borrow more than $25.0 million without the consent of the other party prior to the effective date of the merger.

Stockholders’ equity increased by $4.5 million, or 1.6%, during the first six months of 2004 due primarily to net income for the six months ended June 30, 2004 of $4.0 million, a $2.9 million reduction of common stock held in treasury, a $0.8 million increase in additional paid-in capital both as a result of stock compensation plans settlement activity and employer contributions to the Company’s retirement savings plan and a $0.4 million increase in accumulated other comprehensive income resulting from the favorable impact of currency exchange rates on financial statement translation during the first six months of 2004. These positive factors were partially offset by dividends of $2.6 million and an increase of $1.0 million in unearned deferred compensation due to restricted shares awarded in the first six months of 2004.

Off-Balance Sheet Arrangements

The Company was not a party to any of the following types of off-balance sheet arrangements at June 30, 2004:

•	Guarantee contracts or indemnification agreements that contingently require the Company to make payments to the guaranteed or indemnified party based on changes in an underlying asset, liability or equity security of the guaranteed or indemnified party;

•	Guarantee contracts that contingently require the Company to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement;

•	Indirect guarantees under agreements that contingently require the Company to transfer funds to the guaranteed party upon the occurrence of specified events under conditions whereby the funds become legally available to creditors of the guaranteed party and those creditors may enforce the guaranteed party’s claims against the Company under the agreement;

•	Retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support to that entity for such assets;

•	Derivative instruments that are indexed to the Company’s common or preferred stock and classified as stockholders’ equity under accounting principles generally accepted in the United States; or

•	Material variable interests held by the Company in unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in its Consolidated Financial Statements and accompanying notes. The Company considers the accounting policies described in Critical Accounting Policies within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report on Form 10-K for the year ended December 31, 2003 to be its most critical accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. The Company believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. The Company’s senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

During the six months ended June 30, 2004:

•	The Company did not change any of its existing critical accounting policies and did not adopt any new critical accounting policies;

•	No existing accounting policies became critical accounting policies due to an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Outlook

The comments in the following paragraphs discuss the outlook for Belden CDT, a new company formed through the merger of the Company and CDT on July 15, 2004.

Based on current orders, sales volume should remain sequentially stable across many of the product markets in which Belden CDT participates worldwide. Management believes the continuing operations of Belden CDT will generate revenues in the range of $280.0 to $300.0 million for the quarter ended September 30, 2004. This outlook includes the results of the legacy CDT operations effective July 16, 2004.

Costs for such raw materials as copper, Teflon® FEP and commodities derived from petroleum and natural gas have increased substantially due to worldwide demand, temporary supply restrictions and the effect of a weaker United States dollar in relation to other currencies. Belden CDT raised sales prices across most product lines earlier in the year to offset these increased costs. In regard primarily to its European markets where competitors have not implemented similar sales price increases or have discounted previously implemented sales price increases, Belden CDT may be forced to lower sales prices or discount previously implemented sales price increases to remain competitive or risk losing sales volume. Such actions could adversely affect gross margin.

Belden CDT anticipates incurring severance and other related benefits charges of approximately $6.9 million ($4.8 million of which the legacy Belden operations had expensed and $2.8 million of which the legacy Belden operations had paid as of June 30, 2004) related to the North American operations of the legacy Belden operations’ Communications segment. These charges will have a negative effect on both cash flow and results of discontinued operations during the remainder of 2004. Based on final inventory levels, Belden CDT also anticipates that it will repay approximately $3.0–$5.0 million of the proceeds that the legacy Belden operations received for the sale of certain inventory belonging to the North American operations of their Communications segment on June 1, 2004.

The legacy Belden operations recognized $0.7 million of severance and other benefits expenses in the first half of 2004 related to personnel reductions within the Electronics segment. These costs had a negative effect on operating results in the first half of 2004 and will have a negative effect on the cash flow of Belden CDT in later quarters of 2004. Belden CDT anticipates it will recognize additional costs in the later quarters of 2004 associated with on-going restructuring activities and integration synergy activities.

Belden CDT anticipates paying off during the third quarter of 2004 the Series 1999-A Medium-Term Notes in the amount of $64.0 million originally executed by the legacy Belden operations in 1999. Belden CDT also anticipates funding $12.5 million during 2004 ($4.4 million of which the legacy Belden operations had contributed as of June 30, 2004) to the defined benefit pension plans and other postretirement plan of the Belden legacy operations and funding $1.3 million in severance accruals recorded at June 30, 2004 related to both the manufacturing facility closure in Germany and personnel reductions in the Electronics segment of the legacy Belden operations. These transactions will have a significant impact on the cash flow of Belden CDT in 2004; however, Belden CDT anticipates it will have sufficient funds to satisfy these cash requirements.

Belden CDT estimates that it has currently incurred and deferred, or is committed to incur, costs related to the merger of the legacy Belden and legacy CDT operations totaling $23.0–$25.5 million. These costs include professional services fees, retention and integration awards, severance, and change of control costs. Committed cash costs in the range of $15.5–$18.0 million were unpaid at June 30, 2004. These unpaid costs will have a negative effect on the cash flow and, in some instances, earnings of Belden CDT in the remaining quarters of 2004, 2005 and 2006.

The operating margin for Belden CDT may also be adversely affected in the third and possibly fourth quarter of 2004 as the inventory of the legacy CDT operations is sold. Purchase accounting dictates that Belden CDT record these inventories at their selling price less the cost to complete production and bring the goods to market as of the merger date. This may result in a step-up of inventory cost.

Management believes depreciation and amortization for Belden CDT in the second half of the year will fall in a range of $20.0–$25.0 million. Capital expenditures for Belden CDT in the second half of 2004 should range from $10.0–$11.0 million.

In the second half of 2004, management believes Belden CDT can achieve approximately $5.0 million of pretax savings from integration synergies such as elimination of duplicate corporate costs, purchasing improvements and some manufacturing changes.

Forward-Looking Statements

The statements set forth in this Quarterly Report on Form 10-Q other than historical facts, including those noted in the “Outlook” section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which Belden CDT operates, general economic conditions, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the actual results of Belden CDT may differ materially from what is expected or forecasted in such forward-looking statements. Belden CDT undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

Actual results for Belden CDT may differ materially from such forward-looking statements for the following reasons: changing economic conditions in North America, Europe and Asia (and the impact such conditions may have on sales); increasing price, product and service competition from local and international competitors (including new entrants); the creditworthiness of customers; the continued ability of Belden CDT to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the ability of Belden CDT to successfully integrate its operations and to realize expected synergies and cost savings; the ability of Belden CDT to retain key personnel; the ability of Belden CDT to transfer production to new or existing facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of products by customers and end users; changes in raw material costs (specifically, costs for copper, Teflon® FEP and commodities derived from petroleum and natural gas) and availability; changes in transportation costs; changes in foreign currency exchange rates; the pricing of products (including the ability of Belden CDT to adjust product pricing in a timely manner in response to raw material and transportation cost volatility); the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Electronic segment on sales to certain large distributors); the threat of war and terrorist activities; general industry and market conditions and growth rates; and other factors noted in Belden’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, CDT’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003, CDT’s Registration Statement on Form S-4 filed on March 24, 2004 and other Securities Exchange Act of 1934 filings.

ITEM 3:	BELDEN INC. AND SUBSIDIARIES QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Unaudited)

Market risks relating to the Company’s operations result primarily from interest rates, foreign exchange rates, certain commodity prices and concentrations of credit. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures About Market Risks, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Current Report on Form 8-K filed on May 26, 2004 provide more information as to the types of practices and instruments used to manage risk. There was no material change in the Company’s exposure to market risks since December 31, 2003.

ITEM 4:	BELDEN INC. AND SUBSIDIARIES CONTROLS AND PROCEDURES (Unaudited)

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN CDT INC.
Date: October 26, 2004	By:	/s/ C. Baker Cunningham
C. Baker Cunningham
President and Chief Executive Officer

Date: October 26, 2004	By:	/s/ Richard K. Reece
Richard K. Reece
Vice President, Finance and Chief Financial Officer