Form 10-Q
period 2004-09-30
BELDEN CDT INC.
filed 2004-11-15
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2004
Common Stock, $0.01 Par Value	46,885,770

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED CASH FLOW STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6.EXHIBITS
Amendment to Rights Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
Rentention Award Letter Agreement
1st Amendment to Change of Control Employment Agmt
1st Amendment to Change of Control Employment Agmt
1st Amendment to Change of Control Employment Agmt
1st Amendment to Change of Control Employment Agmt
1st Amendment to Change of Control Employment Agmt
1st Amendment to Change of Control Employment Agmt
1st Amendment to Change of Control Employment Agmt
Form of Restricted Stock Grant
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
First Amendment to Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
Indemnification Agreement
3rd Amend to Supp. Excess Defined Contribution Plan
3rd Amend to Supp. Excess Defined Contribution Plan
Trust Agreement
Trust Agreement
Trust Agreement
First Amendment to Trust Agreement
Amendment to 2003 Employee Stock Purchase Plan
Amendment to Employee Share Ownership Plan
Amend to Amend & Rstd 1988 Employee Stock Purchase & Option Plan
First Amendment to Credit & Security Agreement
Consent & 2nd Amend to Credit & Security Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BELDEN CDT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
(in thousands)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$152,448	$94,955
Receivables	186,603	83,242
Inventories	209,883	80,958
Income taxes receivable	1,680	1,770
Deferred income taxes	31,886	9,946
Other current assets	12,543	6,218
Current assets of discontinued operations	31,820	107,302

Total current assets	626,863	384,391
Property, plant and equipment, less accumulated depreciation	352,658	189,129
Goodwill and other intangibles, less accumulated amortization	306,977	79,480
Other long-lived assets	13,581	5,990
Long-lived assets of discontinued operations	20,281	14,565

	$1,320,360	$673,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$183,438	$89,179
Current maturities of long-term debt	15,005	65,951
Current liabilities of discontinued operations	14,606	28,003

Total current liabilities	213,049	183,133
Long-term debt	233,755	136,000
Postretirement benefits other than pensions	31,139	10,201
Deferred income taxes	66,072	43,112
Other long-term liabilities	40,686	20,994
Long-term liabilities of discontinued operations	575	5,705
Minority interest	8,687	—
Stockholders’ equity
Common stock	497	262
Additional paid-in capital	483,341	39,022
Retained earnings	228,723	237,087
Accumulated other comprehensive income	16,952	7,461
Unearned deferred compensation	(3,116)	(1,700)
Treasury stock	—	(7,722)

Total stockholders’ equity	726,397	274,410

	$1,320,360	$673,555

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands, except per share data)
Revenues	$281,454	$155,297	$635,864	$462,414
Cost of sales	228,036	124,174	516,970	374,266

Gross profit	53,418	31,123	118,894	88,148
Selling, general and administrative expenses	47,527	24,447	96,985	71,141
Other operating expenses	8,871	—	8,871	352

Operating earnings/(loss)	(2,980)	6,676	13,038	16,655
Nonoperating income	—	—	(1,732)	—
Minority interest in earnings	225	—	225	—
Interest expense	3,537	3,131	9,870	9,620

Income/(loss) before taxes	(6,742)	3,545	4,675	7,035
Income tax expense/(benefit)	(3,669)	(39)	(529)	1,700

Net income/(loss) from continuing operations	(3,073)	3,584	5,204	5,335
Net loss from discontinued operations, net of tax benefit of $1,489, $1,547, $5,606 and $4,249, respectively	(2,809)	(2,751)	(10,128)	(7,553)
Net gain/(loss) on disposal of discontinued operations, net of tax expense/(benefit) of $(860), $0, $839 and $0, respectively	(1,529)	—	1,491	—

Net income/(loss)	$(7,411)	$833	$(3,433)	$(2,218)

Weighted average number of common shares and equivalents:
Basic	42,517	25,136	31,266	25,131
Diluted	42,517	25,439	31,643	25,348

Basic earnings/(loss) per share:
Continuing operations	$(.07)	$.14	$.16	$.21
Discontinued operations	(.07)	(.11)	(.32)	(.30)
Disposal of discontinued operations	(.03)	—	.05	—
Earnings/(loss) per share	(.17)	.03	(.11)	(.09)

Diluted earnings/(loss) per share:
Continuing operations	$(.07)	$.14	$.16	$.21
Discontinued operations	(.07)	(.11)	(.32)	(.30)
Disposal of discontinued operations	(.03)	—	.05	—
Earnings/(loss) per share	(.17)	.03	(.11)	(.09)

Dividends declared per share	$.05	$.05	$.15	$.15

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

Nine Months Ended September 30,	2004	2003
(in thousands)
Cash flows from operating activities:
Net income/(loss)	$(3,433)	$(2,218)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	21,663	26,865
Asset impairment charges	8,871	352
Stock compensation	4,264	1,253
Gain on disposal of assets	(4,363)	—
Other	225	2,872
Changes in operating assets and liabilities:(1)
Receivables	(1,430)	3,564
Inventories	(5,836)	36,242
Accounts payable and accrued liabilities	(2,316)	(23,104)
Current and deferred income taxes, net	(23,110)	(3,485)
Other assets and liabilities, net	3,751	16,666

Net cash provided by/(used for) operating activities	(1,714)	59,007
Cash flows from investing activities:
Capital expenditures	(5,289)	(13,994)
Proceeds from disposal of assets	82,638	159

Net cash provided by/(used for) investing activities	77,349	(13,835)
Cash flows from financing activities:
Net borrowings/(repayments)	(64,211)	—
Proceeds from exercise of stock options	—	85
Cash dividends paid	(4,931)	(3,801)

Net cash used for financing activities	(69,142)	(3,716)
Effect of exchange rate changes on cash and cash equivalents	94	1,277

Increase in cash and cash equivalents	6,587	42,733
Cash received from merger	50,906	—
Cash and cash equivalents, beginning of period	94,955	19,409

Cash and cash equivalents, end of period	$152,448	$62,142

Supplemental cash flow information:
Income tax refunds received	$1,068	$10,574
Income taxes paid	(3,030)	(11,926)
Interest paid, net of amount capitalized	(15,147)	(14,645)

(1) Net of the effects of exchange rate changes and acquired businesses.

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

						Accumulated
					Unearned	Other
	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Stock	Capital	Earnings	Stock	Compensation	Income/(Loss)	Total
(in thousands)
Balance at December 31, 2002	$262	$40,917	$302,900	$(17,011)	$(2,014)	$(17,859)	$307,195
Net loss			(2,218)				(2,218)
Foreign currency translation adjustments						11,564	11,564
Minimum pension liability adjustments						(64)	(64)

Comprehensive income							9,282
Issuance of stock:
Exercise of stock options		(1)		86			85
Stock compensation		(560)		1,896	(1,234)		102
Employee stock purchase plans		(17)		78			61
Retirement savings plan		(851)		3,662			2,811
Amortization of unearned deferred compensation					1,151		1,151
Cash dividends ($.05 per share)			(3,801)				(3,801)

Balance at September 30, 2003	$262	$39,488	$296,881	$(11,289)	$(2,097)	$(6,359)	$316,886

Balance at December 31, 2003	$262	$39,022	$237,087	$(7,722)	$(1,700)	$7,461	$274,410
Net loss			(3,433)				(3,433)
Foreign currency translation adjustments						9,479	9,479
Minimum pension liability adjustments						12	12

Comprehensive income							6,058
Issuance of stock:
Exercise of stock options	1	1,860		121			1,982
Stock compensation		1,811		1,160	(3,881)		(910)
Employee stock purchase plans		184		54			238
Retirement savings plans		477		1,802			2,279
Amortization of unearned deferred compensation					2,991		2,991
Cash dividends ($.05 per share)			(4,931)				(4,931)
Merger between Belden Inc. and Cable Design Technologies Corporation	234	439,987		4,585	(526)		444,280

Balance at September 30, 2004	$497	$483,341	$228,723	$—	$(3,116)	$16,952	$726,397

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Financial Statement Presentation

Basis of Presentation

The accompanying Consolidated Financial Statements include Belden CDT Inc. and all of its subsidiaries (the Company). The Company, formerly called Cable Design Technologies Corporation (CDT), merged with Belden Inc. (Belden) and changed its name to Belden CDT Inc. on July 15, 2004. All significant affiliate accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2003 and December 31, 2002 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information or the Notes to Consolidated Financial Statements required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Current Report on Form 8-K filed on May 26, 2004, the Belden Annual Report on Form 10-K for the year ended December 31, 2003 and the CDT Annual Report on Form 10-K for the year ended July 31, 2003.

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

Note 2: Summary of Significant Accounting Policies

Stock-Based Compensation

The Company has six stock compensation plans-the Belden 2003 Long-Term Incentive Plan, the Belden 1994 Incentive Plan, the CDT 2001 Long-Term Performance Incentive Plan, the CDT 1999 Long-Term Performance Incentive Plan, the CDT Long-Term Performance Incentive Plan and the CDT Supplemental Long-Term Performance Incentive Plan (together, the Incentive Plans) as well as three employee stock purchase plans-the Belden 2003 Employee Stock Purchase Plan, the Belden 1994 Employee Stock Purchase Plan and the CDT 1998 Employee Stock Purchase Plan (together, the Stock Purchase Plans).

The Belden 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. Although neither plan has been terminated, there are also no future awards available under either the CDT 1999 Long-Term Performance Incentive Plan or the CDT Long-Term Performance Incentive Plan. The Belden 1994 Employee Stock Purchase Plan expired by its own terms in September 2003 and no future purchase rights are available under this plan. Options and stock purchase rights granted under these plans affected pro forma operating results for the quarter ended September 30, 2003.

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

Under the Stock Purchase Plans, eligible employees receive the right to purchase a specified amount of the Company’s common stock. Under the Belden 2003 Employee Stock Purchase Plan and the CDT 1998 Employee Stock Purchase Plan, participants purchase common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. Under the Belden 1994 Employee Stock Purchase Plan, participants purchased common stock at the lesser of 85% of the fair market value on the offering date or 100% of the fair market value on the exercise date. The Company accounts for these purchase rights using the intrinsic value method provided by APB No. 25. Accordingly, no compensation cost has been recognized for purchase rights granted under the Stock Purchase Plans.

The Company adopted the disclosure rules under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective December 2002. The effect on operating results of calculating the Company’s stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands, except per share amounts)
Reported net income/(loss)	$(7,411)	$833	$(3,433)	$(2,218)
Stock-based employee compensation expense included in reported net income/(loss), net of tax	2,189	248	2,627	724
Stock-based employee compensation expense determined using the fair value method, net of tax	(4,170)	(496)	(5,013)	(1,639)

Pro forma net income/(loss)	$(9,392)	$585	$(5,819)	$(3,133)

Basic earnings/(loss) per share:
Reported	$(.17)	$.03	$(.11)	$(.09)
Pro forma	(.22)	.02	(.19)	(.12)

Diluted earnings/(loss) per share:
Reported	$(.17)	$.03	$(.11)	$(.09)
Pro forma	(.22)	.02	(.18)	(.12)

At July 15, 2004, participants in the Company’s Incentive Plans held approximately 0.4 million unvested stock options and 0.4 million shares of unvested restricted stock. Each of the Company’s Incentive Plans provides that, in the event of a change of control such as the merger between Belden and CDT, all stock options granted under the Incentive Plans become fully vested and all restrictions on grants of restricted stock issued under the Incentive Plans lapse. Each of the Company’s executive officers (other than one officer who retired upon consummation of Merger) waived the lapse of restrictions on his or her restricted stock in connection with the merger between Belden and CDT. The Company recognized $2.8 million of compensation expense during the third quarter of 2004 related to the lapse of restrictions on restricted stock granted under its Incentive Plans. The Company also included $3.2 million of pro forma compensation expense in the calculation of pro forma income/(loss) above that was related to the accelerated vesting of all previously unvested stock options under its Incentive Plans and was determined using the fair value method pursuant to SFAS No. 148.

The fair value of common stock options outstanding under the Incentive Plans and the fair value of stock purchase rights outstanding under the Stock Purchase Plans were estimated at the date of grant using the Black-Scholes option-pricing model.

There were no stock purchase rights granted under the Stock Purchase Plans during the three- and nine-month periods ended September 30, 2004 and 2003. For the three- and nine-month periods ended September 30, 2004 and 2003, weighted average assumptions used to determine the fair values of stock options granted during each period included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Dividend yield	5.85%	12.29%	6.31%	10.71%
Expected volatility	39.46%	41.71%	39.53%	41.80%
Expected life (in years)	6.00	7.00	6.31	7.00
Risk free interest rate	3.90%	3.55%	3.79%	3.40%

For the three- and nine-month periods ended September 30, 2004 and 2003, the weighted average per share fair values of options granted under the Incentive Plans during each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Incentive Plans	$5.42	$1.07	$4.74	$1.57

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

At July 15, 2004, participants in the Company’s Belden 2003 Employee Stock Purchase Plan held rights to purchase approximately 0.1 million shares of the Company’s common stock at $14.92 per share. The Company’s Belden 2003 Employee Stock Purchase Plan provides that, in the event of a change of control such as the merger between Belden and CDT, the Company’s Board of Directors may cancel any stock purchase right by paying in cash to a participant an amount equal to the excess of the fair market value of the Company’s common stock on the date of said cancellation over the offering date price per share times the number of shares covered by the cancelled stock purchase right. The fair market value of the Company’s common stock on the consummation date of the merger between Belden and CDT was $20.69 per share. The Company recognized $0.4 million of compensation expense during the third quarter of 2004 related to the cancellation of stock purchase rights granted under its Belden 2003 Employee Stock Purchase Plan.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force Abstract (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs, primarily incurred at the Company’s distribution centers, totaling $1.7 million and $1.6 million were included in selling, general and administrative expenses for the three-month periods ended September 30, 2004 and 2003, respectively. Handling costs totaling $5.2 million and $4.8 million were included in selling, general and administrative expenses for the nine-month periods ended September 30, 2004 and 2003, respectively.

Interest Expense

The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands)
Gross interest expense	$4,143	$3,286	$10,904	$10,063
Capitalized interest costs	(8)	(26)	(22)	(140)
Interest income earned on cash equivalents	(598)	(129)	(1,012)	(303)

Net interest expense	$3,537	$3,131	$9,870	$9,620

Note 3: Business Combination

Belden and CDT entered into an Agreement and Plan of Merger, dated February 4, 2004 (the Merger Agreement), pursuant to which Belden merged with and became a wholly owned subsidiary of CDT (the Merger). On July 15, 2004, after receiving the appropriate stockholder approvals and pursuant to the Merger Agreement, Belden and CDT completed the Merger. Pursuant to the Merger Agreement, 25.6 million shares of Belden common stock, par value $.01 per share, were converted into 25.6 million shares of CDT common stock and CDT changed its name to Belden CDT Inc.

Belden and CDT each believed the Merger was in the best interests of its respective stockholders because, as a result of the Merger, the long-term value of an investment in the combined company would likely be superior to the long-term value of an investment in either stand-alone company. In deciding to consummate the Merger, Belden and CDT considered various factors, including the following:

•	The anticipated cost savings and synergies to be available to Belden CDT resulting from its ability to identify low-cost sources for materials, eliminate duplicative costs of being separate public companies, consolidate manufacturing facilities and access each legacy company’s technology;

•	The opportunity to create an electronic cable company with strong earnings before income taxes, depreciation and amortization;

•	The potential to market Belden CDT’s products and businesses across a larger customer base;

•	The anticipated increase in market liquidity and capital markets access resulting from a larger equity base;

•	The increased visibility of Belden CDT to analysts and investors;

•	Belden CDT’s anticipated better access to lower cost manufacturing facilities; and

•	The attractive degree of financial leverage of Belden CDT.

The Merger included the following significant related transactions:

•	CDT effected a one-for-two reverse split of its common stock immediately prior to Merger consummation on July 15, 2004,

•	Belden cancelled approximately 0.3 million shares of its common stock held in treasury on July 15, 2004.

•	The Company granted retention and integration awards to certain of its executive officers and other key employees totaling $5.3 million. Awards paid in cash and restricted stock will be distributed in three installments—one-third on the effective date of the Merger and one third each on the first and second anniversaries of the effective date of the Merger. The Company recognized approximately $2.2 million of compensation expense during the third quarter of 2004 related to these awards. The Company will recognize approximately $0.4 million of compensation expense during the fourth quarter of 2004 related to these awards.

After the Merger consummation on July 15, 2004, the Company had approximately 46.6 million shares of common stock outstanding. On that date, the former CDT stockholders and former Belden stockholders respectively owned approximately 45% and 55% of the Company. The Company anticipates that annual dividends in the aggregate of $0.20 per common share will be paid to all common stockholders. The first quarterly dividend of $0.05 per common share was declared payable on October 4, 2004 to all shareholders of record as of September 17, 2004.

In accordance with the provisions of SFAS No. 141, Business Combinations, the Merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes because Belden’s owners as a group retained or received the larger portion of the voting rights in the Company and Belden’s senior management represented a majority of the senior management of the Company.

The preliminary cost to acquire CDT was $450.4 million and consisted of the exchange of common stock discussed above, change of control costs for legacy CDT operations and costs incurred by Belden related directly to the acquisition. The purchase price was established primarily through the negotiation of the share exchange ratio. The share exchange ratio was intended to value both Belden and CDT so that neither company paid a premium over equity market value for the other. The Company established a new accounting basis for the assets and liabilities of CDT based upon the fair values thereof as of the Merger date. The Company recorded preliminary goodwill of $158.0 million during the third quarter of 2004.

For financial reporting purposes, the results of operations of CDT are included in the Company’s statement of operations from July 16, 2004.

The Company has prepared a preliminary estimate of the fair values assigned to each major asset and liability caption of CDT as of the July 15, 2004 effective date of the Merger. This preliminary estimate reflects a purchase price allocation based on estimates of the fair values of certain assets and liabilities. These values are subject to change until certain third party valuations have been finalized and changes in these values could have a material impact on the purchase price allocation and the resulting amounts of the assets and liabilities disclosed below.

As of
July 15, 2004
(in millions)
Cash and cash equivalents	$50.4
Receivables	80.6
Inventories	115.7
Other current assets	19.9
Current assets of discontinued operations	20.1
Property, plant and equipment	177.8
Goodwill and other intangibles	228.5
Other long-lived assets	19.2
Long-lived assets of discontinued operations	13.5

Total assets	$725.7
Current liabilities	$88.1
Current liabilities of discontinued operations	12.9
Long-term debt	111.0
Pension and other postretirement benefits liabilities	21.0
Other long-term liabilities	33.9
Minority interest	8.4

Total liabilities	$275.3

Differences between the amounts reflected above and the amounts disclosed in the Company’s Form 8-K/A (Amendment No.2) are due to updated information about certain estimates obtained by management subsequent to the filing of such Form 8-K/A.

Goodwill and other intangible assets reflected above were determined by management to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed and include the following:

	Estimated	Amortization
	Fair Value	Period
	(in millions)	(in years)
Developed technologies	$6.4	20.0
Customer relations	37.9	24.9
Favorable contracts	0.9	3.5
Backlog	0.7	0.8

Total amortizable intangible assets	45.9
Trademarks	24.6
Goodwill	158.0

Total intangible assets	228.5

Weighted average amortization period		4.8

Goodwill of $51.4 million has preliminarily been assigned to the Electronics segment. The residual goodwill of $95.2 million has preliminarily not been assigned to any specific segment since management believes it benefits the entire company and is therefore included in Finance and Administration (F&A) in the segment information.

Trademarks have been determined by management to have indefinite lives and will not be amortized, based on management’s expectation that the trademarked products will generate cash flows for the Company for an indefinite period. Management expects to maintain use of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely.

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The useful life for the developed technologies intangible asset was based on the remaining lives of the related patents. The useful life for the customer base intangible asset was based on management’s forecasts of customer turnover. The useful life for the favorable contracts intangible asset was based on the remaining terms of the contracts. The useful life of the backlog intangible assets was based on management’s estimate of the remaining useful life based on when the ordered items would ship.

These amortizable intangible assets will be amortized over their remaining useful lives on a straight-line basis. Annual amortization expense for these intangible assets is expected to be $1.5 million in 2004, $2.8 million in 2005, 2006 and 2007, $2.6 million thereafter. None of the goodwill is deductible for tax purposes.

Belden CDT’s consolidated results of operations for the three and nine-month periods ended September 30, 2004 include the results of operations of the CDT entities for the eleven-week period ended September 30, 2004. The following table presents pro forma consolidated results of operations for Belden CDT for the three-month period ended September 30, 2004 and 2003, and the nine-month periods ended September 30, 2004 and 2003, as though the merger of CDT had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how Belden CDT might have looked if the merger had occurred as of the dates indicated. The amounts for the CDT entities included in this pro forma information for the three and nine months ended September 30, 2003 and the six and one-half month and two weeks ended July 15, 2004 are based on the historical results of the CDT entities and, therefore, may not be indicative of the actual results of the CDT entities when operated as part of Belden CDT. Moreover, the pro forma information does not reflect all of the changes that may result from the merger, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; and customer demand for CDT products. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually be required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(in thousands, except per share date)
Revenues	$303,779	$265,135	$908,459	$796,122
Net income/(loss) from continuing operations	(2,905)	1,194	7,707	6,999
Net income/(loss)	(5,286)	(2,382)	(440)	1,755
Diluted earnings/(loss) per share:
Continuing operations	(.06)	.03	.16	.15
Earnings/(loss) per share	(.11)	(.05)	(.01)	.04

These pro forma results reflect the pro forma adjustments for interest expense, depreciation, amortization and related income taxes.

Net income/(loss) from continuing operations, net income/(loss) and diluted earnings/(loss) per share for the three and nine month periods ended September 30, 2004 and 2003 include certain material charges and merger-related items incurred during the periods, as listed below on an after-tax basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands)
Impact of inventory purchase adjustments	$1,624	$1,624	$2,276	$2,276
Merger-related retention awards and other compensation	3,161	—	3,161	—
Merger-related plant closings and other restructuring actions	12,620	—	12,620	—
Merger-related professional fees	1,075	—	1,075
Business restructuring expense and severance charges	—	3,318	—	5,025
Gain on sale of business	—	—	(1,126)	—

Note 4: Discontinued Operations

The Company currently reports four operations-the Belden Communications Company (BCC) Phoenix, Arizona operation; the Raydex/CDT Ltd. (Raydex) Skelmersdale, United Kingdom operation; Montrose; and Admiral-as discontinued operations. Each of these operations is reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, because (1) the Company’s Board of Directors authorized the Company to sell the assets of each operation and (2) each operation constituted a component of the overall entity.

BCC-Phoenix Operation

On March 12, 2004, the Company’s Board of Directors decided to sell the assets of the BCC manufacturing facility in Phoenix, Arizona. BCC’s Phoenix facility manufactured communications cables for the telecommunications industry. On June 1, 2004, the Company sold certain assets to Superior Essex Communications LLC (Superior). Superior purchased certain inventory and equipment, and assumed the Company’s supply agreements with major telecommunications customers, for an amount not to exceed $92.1 million. At the time the transaction closed, the Company received $82.1 million in cash ($47.1 million for inventory and $35.0 million for equipment). The remaining payment of up to $10.0 million is contingent upon Superior’s retention of the assumed customer agreements.

The Company recognized a gain on the disposal of the inventory in the amount of $4.7 million pretax ($3.0 million after tax) for both the three- and six-month periods ended June 30, 2004. During the third quarter of 2004, the Company and Superior agreed to the closing date inventory adjustment that resulted in the Company establishing a payable of $3.9 million to Superior and retaining certain inventory. The Company recognized a loss of $2.4 million pretax ($1.5 million after tax) related to this inventory adjustment during the third quarter of 2004 and recognized a net gain of $2.3 million pretax ($1.5 million after tax) related to the disposal of the inventory and the subsequent inventory adjustment in the nine months ended September 30, 2004.

Raydex-Skelmersdale Operation

On September 10, 2004 the Company announced that it was in discussions with employee representatives regarding its intention to close the Raydex manufacturing facility in Skelmersdale, United Kingdom. The Skelmersdale facility manufactures twisted-pair and coaxial cables for data networking, telecommunications, and broadcast applications. Some of the equipment will be transferred to other European locations of Belden CDT. At September 30, 2004, none of the assets of the Skelmersdale facility had been sold.

Montrose

On September 10, 2004, the Company announced the pending closure and sale of its Montrose cable operation in Auburn, Massachusetts. Montrose, an unincorporated operating division of the Company, manufactures and markets coaxial and twisted-pair cable products principally for the telecommunications industry. Montrose has faced declining demand in recent years. Select equipment will be transferred to other Belden CDT manufacturing locations beginning in December and the Company expects the plant to be closed by early 2005. At September 30, 2004, none of the assets of the Montrose operation had been sold.

Admiral

The Company is currently in discussions with the management of its Admiral operation in Wadsworth, Ohio regarding a management buyout of the operation. Admiral, an unincorporated operating division of the Company, manufactures precision tire castings and is not considered a core business to the Company. At September 30, 2004, none of the assets of the Admiral operation had been sold.

Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Company at September 30, 2004 that remain as part of the disposal group:

	Networking Segment		Electronics Segment
		Raydex
	BCC Phoenix	Skelmersdale	Montrose	Admiral	Total
(in thousands)
Assets:
Receivables	$4,032	$8,504	$2,000	$587	$15,123
Inventories	735	4,830	1,766	—	7,331
Property, plant and equipment, net	7,490	8,696	2,824	899	19,909
Deferred income taxes	8,330	3,217	4,204	530	16,281
Other assets	2,816	955	299	984	2,635

Total assets	$23,403	$26,202	$11,093	$3,000	$63,698
Liabilities:
Accounts payable and accrued liabilities	$9,409	$10,789	$3,160	$330	$23,688
Other liabilities	792	1,433	62	803	3,090

Total liabilities	$10,201	$12,222	$3,222	$1,133	$26,778

Operating results from discontinued operations for the three- and nine-month periods ended September 30, 2004 and 2003 include the following revenues and earnings/(loss) before income tax expense/(benefit) (EBT):

Three Months Ended September 30,	2004		2003
	Revenues	EBT	Revenues	EBT
(in thousands)
BCC — Phoenix Operation	$419	$(3,390)	$52,271	$(4,298)
Raydex — Skelmersdale Operation	5,716	(966)	—	—

Networking Segment	6,135	(4,356)	52,271	(4,298)
Montrose	3,702	168	—	—
Admiral	662	(109)	—	—

Electronics Segment	4,364	59	—	—

Total	$10,499	$(4,297)	$52,271	$(4,298)

Nine Months Ended September 30,	2004		2003
	Revenues	EBT	Revenues	EBT
(in thousands)
BCC — Phoenix Operation	$93,557	$(14,826)	$155,515	$(11,802)
Raydex — Skelmersdale Operation	5,716	(966)	—	—

Networking Segment	99,273	(15,792)	155,515	(11,802)
Montrose	3,702	168	—	—
Admiral	662	(109)	—	—

Electronics Segment	4,364	59	—	—

Total	$103,637	$(15,733)	$155,515	$(11,802)

Note 5: Share Information

	Common Stock	Treasury Stock
(number of shares in thousands)
Balance at December 31, 2002	26,204	(1,091)
Issuance of treasury stock:
Exercise of stock options	—	5
Stock compensation	—	103
Employee stock purchase plan settlement	—	4
Retirement savings plan contributions		200

Balance at September 30, 2003	26,204	(779)

Balance at December 31, 2003	26,204	(547)
Merger between Belden and CDT	23,380	(3,414)
Issuance of stock:
Exercise of stock options	90	31
Stock compensation	—	506
Employee stock purchase plan settlement	12	4
Retirement savings plan contributions	—	118

Balance at September 30, 2004	49,686	(3,302)

Note 6: Earnings/(Loss) Per Share

Basic earnings/(loss) per share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings/(loss) per share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s common stock during the period. The Company’s additional potential dilutive shares currently consist of stock options, unvested restricted stock and the convertible notes. Unvested restricted stock carries dividend and voting rights but is not included in the weighted average number of common shares outstanding used to compute basic earnings/(loss) per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands, except per share amounts)
Numerator:
Net income from continuing operations	$(3,073)	$3,584	$5,204	$5,335
Net loss from discontinued operations	(2,809)	(2,751)	(10,128)	(7,553)
Net gain on disposal of discontinued operations	(1,529)	—	1,491	—

Net income/(loss)	$(7,411)	$833	$(3,433)	$(2,218)

Denominator:
Denominator for basic earnings/(loss) per share — adjusted weighted average shares	42,517	25,136	31,266	25,131
Effect of dilutive common stock equivalents	—	303	377	217

Denominator for diluted earnings/(loss) per share — adjusted weighted average shares	42,517	25,439	31,643	25,348

Basic earnings/(loss) per share:
Continuing operations	$(.07)	$.14	$.16	$.21
Discontinued operations	(.07)	(.11)	(.32)	(.30)
Disposal of discontinued operations	(.03)	—	.05	—
Earnings/(loss) per share	(.17)	.03	(.11)	(.09)

Diluted earnings/(loss) per share:
Continuing operations	$(.07)	$.14	$.16	$.21
Discontinued operations	(.07)	(.11)	(.32)	(.30)
Disposal of discontinued operations	(.03)	—	.05	—
Earnings/(loss) per share	(.17)	.03	(.11)	(.09)

For the three months ended September 30, 2004, the Company did not include any of its outstanding stock equivalents in its development of the denominator used in the dilutive earnings/(loss) per share computation due to the Company’s loss from continuing operations for the quarter. For the nine-month period ended September 30, 2004 and the three- and nine-month periods ended September 30, 2003 the Company did not include 3.3 million, 2.2 million and 2.6 million outstanding stock options, respectively, in its development of the denominators used in the dilutive earnings/(loss) per share computations. The exercise prices of these options were greater than the respective average market price of the Company’s common stock during those measurement periods.

Note 7: Comprehensive Income/(Loss)

Comprehensive income consists of two components-net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) is comprised of (a) adjustments that result from translation of the Company’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in the Company’s financial statements, and (c) minimum pension liability adjustments.

The components of comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands, except per share amounts)
Net income/(loss)	$(7,411)	$833	$(3,433)	$(2,218)
Foreign currency translation adjustments	9,150	1,191	9,479	11,564
Minimum pension liability adjustments	(5)	—	12	(64)

Comprehensive income	$1,734	$2,024	$6,058	$9,282

The components of accumulated other comprehensive income at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
(in thousands)
Foreign currency translation adjustments	$31,012	$21,533
Minimum pension liability adjustments, net of tax benefit of $8,653 at both September 30, 2004 and December 31, 2003	(14,060)	(14,072)

Accumulated other comprehensive income	$16,952	$7,461

Note 8: Inventories

Inventories are stated at the lower of cost or market. The Company determines the cost of certain raw materials, work-in-process and finished goods inventories in the United States by the last in, first out method. The cost of all other inventories, including inventories outside the United States, is determined by the first in, first out method. Cost components include direct labor, applicable production overhead and amounts paid to suppliers of materials and products as well as freight costs and, when applicable, duty costs to import the materials and products. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

The major classes of inventories at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
(in thousands)
Raw materials	$54,548	$14,776
Work-in-process	33,911	11,933
Finished goods	143,203	61,450
Perishable tooling and supplies	3,764	4,080

Gross inventories	235,426	92,239
Excess of current standard costs over LIFO costs	(7,623)	(7,518)
Obsolescence and other reserves	(17,920)	(3,763)

Net inventories	$209,883	$80,958

Note 9: Impairment of Long-Lived Assets

During the third quarter of 2004, the Company identified certain equipment in its Netherlands manufacturing facility and certain United States manufacturing facilities that would no longer be utilized due to the Company’s decision to cease manufacturing certain products in the Netherlands and the disposal of certain United States equipment due to excess capacity (particularly as a result of the combined capacity after the Merger). In accordance with SFAS No. 144, the Company estimated the fair value of the equipment based upon anticipated net proceeds from its sale and recognized an impairment loss of $8.9 million based on the difference between the carrying value of the equipment and its fair value. This loss was reflected as other operating expense during the third quarter of 2004.

Note 10: Accrued Severance and Other Related Benefits

2002 Plan

As of October 31, 2002, the Company recorded severance and other related benefits costs of $11.3 million related to an announced facility closure in Canada. These costs were recognized as a liability assumed in the purchase of the Canadian operation from CDT in October 2002 and included in the allocation of the cost to acquire the operation in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. 197 employees were eligible for severance payments.

On December 31, 2002, the Company recorded severance and other related benefits costs in the amount of $6.7 million related to an announced manufacturing facility closure in Germany as operating expense ($4.5 million in cost of sales and $2.2 million in selling, general and administrative expenses) within the Electronics segment in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). 171 employees were eligible for severance payments. During the second quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $0.8 million related to the German manufacturing facility closure as operating expense ($0.5 million in cost of sales and $0.3 million in selling, general and administrative expenses). The Company recorded additional severance and other related benefits costs in the amount of $0.1 million each quarter in the fourth quarter of 2003 and the first and second quarters of 2004 related to the manufacturing facility closure in Germany as selling, general and administrative expense.

2003 Plans

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded severance and other related benefits costs in the amount of $2.7 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and within the Communications segment in the United Kingdom as operating expense ($1.4 million in cost of sales and $1.3 million in selling, general and administrative expenses). 132 employees were notified, prior to December 31, 2003, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in the amount of $0.5 million related to personnel reductions within the Electronics segment in Canada and the Netherlands as selling, general and administrative expenses. Three employees were notified, prior to March 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

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

2004 Plans

On June 1, 2004, the Company announced its decision to close its BCC manufacturing facility in Phoenix, Arizona. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized severance and other related benefits costs of $4.8 million and $0.8 million associated with the Phoenix facility in net loss from discontinued operations during the second and third quarters of 2004, respectively. The Company anticipates recognizing additional severance and other related benefits costs of $0.2 million during the fourth quarter of 2004 related to the Phoenix facility. 889 employees were notified, prior to June 30, 2004, of the pending termination as well as the amount of severance and other related benefits they each should expect to receive.

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded severance and other related benefits costs in the amount of $10.2 million in the third quarter of 2004 related to personnel reductions within the Electronics segment in the United States, the Netherlands and Germany as operating expense ($9.5 million in cost of sales and $0.7 million in selling, general and administrative expenses). The Company also recorded severance and other related benefits costs in the amount of $0.4 million in the third quarter of 2004 related to the pending closure of its Electronics segment manufacturing facility in Essex Junction, Vermont in cost of sales. 248 employees were notified, prior to September 30, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

On September 10, 2004, the Company announced its decision to close legacy CDT operations in Skelmersdale, United Kingdom and Auburn, Massachusetts and to reduce personnel at several other legacy CDT locations. As of the acquisition date, the Company accrued severance and other related benefits costs of $16.7 million associated with the closures and the personnel reductions. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire CDT in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. 504 employees were eligible for severance payments.

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth termination activity that occurred during the three- and nine-month periods ended September 30, 2004:

					Total Number
					of Employees
				Total	Eligible for
				Severance and	Severance and
				Other Related	Other Related
	2002 Plan	2003 Plans	2004 Plans	Benefits	Benefits
(in thousands, except number of employees)
Balance at December 31, 2003	$1,023	$2,386	$—	$3,409	119
Cash payments/terminations	(989)	(762)	—	(1,751)	(33)
New charges	145	454	—	599	3
Foreign currency translation	(7)	(17)	—	(24)	—
Other adjustments	—	—	—	—	—

Balance at March 31, 2004	172	2,061	—	2,233	89
Cash payments/terminations	(215)	(806)	(2,794)	(3,815)	(750)
New charges	96	42	4,795	4,933	890
Foreign currency translation	(1)	(5)	—	(6)	—
Other adjustments	—	(46)	—	(46)	—

Balance at June 30, 2004	52	1,246	2,001	3,299	229
Cash payments/terminations	(52)	(437)	(9,696)	(10,185)	(149)
New charges	—	3	28,064	28,067	718
Foreign currency translation	—	15	—	15	—
Other adjustments	—	(267)	—	(267)	—

Balance at September 30, 2004	$—	$560	$20,369	$20,929	798

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Note 11: Long-Term Debt and Other Borrowing Arrangements

Medium-Term Notes

In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in $15.0 million annual increments in August 2005 through August 2009. In 1999, the Company completed a private placement of $64.0, $44.0 and $17.0 million in unsecured debt. The notes bear interest at 7.65%, 7.75%, and 8.06%, respectively, and mature in September 2004, September 2006, and September 2009, respectively. The agreements for these notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth. The Company repaid the $64.0 million tranche of the 1999 placement in September 2004.

Credit Agreement

There were no outstanding borrowings at September 30, 2004 under the Company’s credit agreement dated October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, a portion of the Company’s assets in the United States, other than real property, secures any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of a portion of the Company’s inventories and receivables located in the United States. A fixed charge coverage ratio covenant becomes applicable if the Company’s excess borrowing capacity falls below $25.0 million. The Company had $29.2 million in borrowing capacity available at September 30, 2004.

The Company does not anticipate a need during the year ending December 31, 2004 for funds available under the Credit Agreement to meet its capital expenditure, dividend and working capital needs.

Convertible Notes

At September 30, 2004, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into shares of common stock, at a conversion price of $18.069 per share, upon the occurrence of certain events. The conversion price is subject to adjustment in certain circumstances.

Holders may surrender their debentures for conversion upon satisfaction of any of the following conditions: (1) the closing sale price of the Company’s common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; (3) the Company has called the debentures for redemption; or (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of September 30, 2004, condition (1) had been met. However, none of the other conditions had occurred. The senior implied rating was Ba2, and the corporate credit rating was BB-.

Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed.

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

Short-Term Borrowings

At September 30, 2004, the Company had unsecured, uncommitted arrangements with three banks under which it could borrow up to $13.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at September 30, 2004.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At September 30, 2004, the Company was not party to any interest rate swap agreements. However, during the quarter ended September 30, 2004, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that matured on September 1, 2004. These swaps, which matured on September 1, 2004, converted a notional amount of $64.0 million from a fixed rate to a floating rate in conjunction with the Company’s ongoing debt management strategy. These arrangements were designated and qualified as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Net interest differentials earned from the interest rate swaps of $0.3 pretax (or $0.01 per diluted share) and $1.3 million pretax (or $0.03 per diluted share) were recorded as reductions to interest expense for the three- and nine-month periods ended September 30, 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on debt by 0.51 and 0.79 percentage points for the three- and nine-month periods ended September 30, 2004.

Note 12: Income Taxes

Net tax benefit of $0.5 million for the nine months ended September 30, 2004 resulted from income from continuing operations before taxes of $4.7 million. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, has made no provision for United States federal and state income related to these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the nine months ended September 30, 2004 are analyzed below:

Nine Months Ended September 30, 2004	Amount	Rate
(in thousands, except rate data)
Provision at statutory rate	$1,636	35.0%
State income taxes	187	4.0%
Resolution of prior-period tax contingency	(1,815)	(38.8)%
Lower foreign tax rates and other, net	(537)	(11.5)%

Total tax benefit	$(529)	(11.3)%

Note 13: Pension and Other Postretirement Obligations

The Company sponsors defined benefit pension plans for certain employees in the United States, the United Kingdom, the Netherlands, Canada and Germany. Annual contributions to these pension plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities and money market funds.

The Company also sponsors unfunded postretirement (medical and life insurance) benefit plans in the United States and Canada. The medical benefit portion of the United States plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following tables provide the components of net periodic benefit costs related to the plans for the three- and nine-month periods ended September 30, 2004 and 2003:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended September 30,	2004	2003	2004	2003
(in thousands)
Service cost	$1,956	$1,685	$86	$6
Interest cost	3,132	2,620	500	269
Expected return on plan assets	(3,409)	(3,117)	—	—
Amortization of prior service cost	2	(9)	(27)	(26)
Net (gain)/loss recognition	535	56	108	108

Net periodic benefit cost	$2,216	$1,235	$667	$357

	Pension Obligations		Other Postretirement Obligations
Nine Months Ended September 30,	2004	2003	2004	2003
(in thousands)
Service cost	$5,538	$4,942	$101	$18
Interest cost	8,626	7,726	965	807
Expected return on plan assets	(9,435)	(9,180)	—	—
Amortization of prior service cost	(4)	(29)	(79)	(78)
Net (gain)/loss recognition	1,599	160	323	324

Net periodic benefit cost	$6,324	$3,619	$1,310	$1,071

The following table provides actual and anticipated contributions to the Company’s pension and other postretirement plans:

		Other
		Postretirement
	Pension Obligations	Obligations
(in thousands)
Actual contributions for the three months ended September 30, 2004	$6,367	$524
Actual contributions for the nine months ended September 30, 2004	11,953	1,671
Anticipated contributions for the year ended December 31, 2004	13,203	2,537

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

The following table provides the actual and anticipated effects of the subsidy on the net periodic postretirement benefit cost:

Effect of Subsidy
on Net Periodic
Postretirement
Benefit Cost
(in thousands)
Actual effect for the three months ended September 30, 2004	$(53)
Actual effect for the nine months ended September 30, 2004	(158)
Anticipated effect for the year ended December 31, 2004	(211)

Pursuant to the requirement of SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and FAS No. 106-2, the results of operations for the three-month period ended March 31, 2004 will be increased by $52 thousand pretax when presented for comparative purposes.

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

Letters of Credit, Guarantees and Bonds

At September 30, 2004, the Company was party to unused standby letters of credit and unused bank guarantees totaling $8.4 million and $4.1 million, respectively. The Company also maintains bonds totaling $3.9 million in connection with workers compensation self-insurance programs in several states, taxation in Canada and the importation of product into the United States and Canada.

Severance and Other Related Benefits

On October 29, 2003, the Company completed the sale of part of its business in Germany to a management-led buyout group. The Company will retain liability for severance and other related benefits estimated at $1.5 million on September 30, 2004 in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees’ duration of employment with the buyout group. The Company will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

Intercompany Guarantees

An intercompany guarantee is a contingent commitment issued by either the Company or one of its subsidiaries to guarantee the performance of either the Company or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from 1 year to 12 years. The only intercompany guarantees outstanding at September 30, 2004 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $136.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $3.7 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments the Company or its subsidiaries could be required to make under these intercompany guarantees at September 30, 2004 is $139.7 million. In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

Note 15: Business Segment and Geographic Information

The Company conducts its operations through two business segments—the Electronics segment and the Networking segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products primarily with industrial; video, sound and security; and transportation and defense applications. These products are sold principally through distributors or directly to original equipment manufacturers (OEMs). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking and communications applications. These products are sold principally through distributors or directly to OEMs and large telecommunications companies.

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

Amounts reflected in the column entitled F&A in the tables below represent corporate headquarters operating, treasury and income tax expenses and the elimination of intersegment revenues and cost of sales.

Business Segment Information

Three Months Ended September 30, 2004	Electronics	Networking	F&A	Total
(in thousands)
External customer revenues	$171,972	$109,482	$—	$281,454
Affiliate revenues	4,226	—	(4,226)	—
Segment operating earnings/(loss)	607	5,991	(9,578)	(2,980)
Segment assets (1)	637,858	367,085	263,316	1,268,259

(1) Excludes assets of discontinued operations

Three Months Ended September 30, 2003	Electronics	Networking	F&A	Total
(in thousands)
External customer revenues	$106,663	$48,634	$—	$155,297
Affiliate revenues	6,797	497	(7,294)	—
Segment operating earnings/(loss)	7,431	1,781	(2,536)	6,676
Segment assets (1)	338,591	103,321	85,048	551,688

(1) Excludes assets of discontinued operations

Nine Months Ended September 30, 2004	Electronics	Networking	F&A	Total
(in thousands)
External customer revenues	$408,338	$227,526	$—	$635,864
Affiliate revenues	24,906	646	(25,552)	—
Segment operating earnings/(loss)	19,667	11,814	(18,443)	13,038

Nine Months Ended September 30, 2003	Electronics	Networking	F&A	Total
(in thousands)
External customer revenues	$317,353	$145,061	$—	$462,414
Affiliate revenues	22,940	1,289	(24,229)	—
Segment operating earnings/(loss)	20,162	5,790	(9,297)	16,655

Total segment operating earnings differ from net income/(loss) reported in the Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands, except per share amounts)
Total segment operating earnings/(loss)	$(2,980)	$6,676	$13,038	$16,655
Nonoperating income	—	—	(1,732)	—
Minority interest in earnings	225	—	225	—
Interest expense	3,537	3,131	9,870	9,620
Income tax expense/(benefit)	(3,669)	(39)	(529)	1,700

Net income/(loss) from continuing operations	(3,073)	3,584	5,204	5,335
Net loss from discontinued operations (1)	(2,809)	(2,751)	(10,128)	(7,553)
Net gain/(loss) on disposal of discontinued operations (2)	(1,529)	—	1,491	—

Net income/(loss)	$(7,411)	$833	$(3,433)	$(2,218)

(1) Net of tax benefit of $1,489, $1,547, $5,606 and $4,249, respectively

(2) Net of tax expense/(benefit) of $(860), $0, $839 and $0, respectively

Geographic Information

Revenues are attributed to geographic areas based on the location of the customer.

Three Months Ended September 30,	2004		2003
		Percent of		Percent of
	Revenues	Revenues	Revenues	Revenues
(in thousands, except % data)
United States	$143,540	51.0%	$81,334	52.4%
Canada	23,698	8.4%	11,301	7.3%
United Kingdom	36,712	13.0%	20,606	13.3%
Continental Europe	52,245	18.6%	23,979	15.4%
Rest of World	25,259	9.0%	18,077	11.6%

Total	$281,454	100.0%	$155,297	100.0%

Nine Months Ended September 30,	2004		2003
		Percent of		Percent of
	Revenues	Revenues	Revenues	Revenues
(in thousands, except % data)
United States	$332,027	52.2%	$232,571	50.3%
Canada	48,122	7.6%	38,199	8.3%
United Kingdom	90,670	14.3%	59,244	12.8%
Continental Europe	104,208	16.4%	75,789	16.4%
Rest of World	60,837	9.5%	56,611	12.2%

Total	$635,864	100.0%	$462,414	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the operating results as well as the financial position, cash flows, indebtedness and other key financial information of the Company. Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. Preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates. The following discussion will also contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein under the caption “Forward-Looking Statements”, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Overview

The Company designs, manufactures and markets high-speed electronic cables and connectivity products for the specialty electronics and data networking markets. The Company focuses on segments of the worldwide wire and cable market that require highly differentiated, high-performance products and adds value through design, engineering, manufacturing excellence, product quality, and customer service. The Company has manufacturing facilities in North America and Europe and had a manufacturing facility in Australia until June 2003.

The Company believes that revenue growth, operating margins and working capital management are its key performance indicators.

Business Combination

Belden and CDT entered into a Merger Agreement on February 4, 2004 pursuant to which Belden merged with and became a wholly owned subsidiary of CDT. On July 15, 2004, after receiving the appropriate stockholder approvals and pursuant to the Merger Agreement, Belden and CDT completed the Merger. Pursuant to the Merger Agreement, 25.6 million shares of Belden common stock, par value $.01 per share, were converted into 25.6 million shares of CDT common stock, par value $.01 per share, and CDT changed its name to Belden CDT Inc.

Belden and CDT each believed the Merger was in the best interests of its respective stockholders because, as a result of the Merger, the long-term value of an investment in the combined company would likely be superior to the long-term value of an investment in either standalone company. In deciding to consummate the Merger, Belden and CDT considered various factors, some of which are listed in Note 3, Business Combination, to this Quarterly Report on Form 10-Q.

The Merger included the following significant related transactions:

•	CDT effected a one-for-two reverse split of its common stock immediately prior to Merger consummation on July 15, 2004;

•	Belden cancelled approximately 0.3 million shares of its common stock held in treasury on July 15, 2004; and

•	The Company granted retention and integration awards to certain of its executive officers and other key employees totaling $5.3 million to be paid in cash and restricted stock distributed in three installments over two years.

As of the Merger consummation date, the Company had approximately 46.6 million shares of common stock outstanding. On that date, the former CDT stockholders and former Belden stockholders respectively owned approximately 45% and 55% of the Company. The Company anticipates that annual dividends in the aggregate of $0.20 per common share will be paid to all common stockholders. The first quarterly dividend of $0.05 per common share was declared payable on October 4, 2004 to all shareholders of record as of September 17, 2004.

In accordance with the provisions of SFAS No. 141, Business Combinations, the Merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes because Belden’s owners as a group retained or received the larger portion of the voting rights in the Company and Belden’s senior management represented a majority of the senior management of the Company.

The preliminary cost to acquire CDT was $450.4 million and consisted of the exchange of common stock discussed above, change of control costs for legacy CDT operations and costs incurred by Belden related directly to the acquisition. The purchase price was established primarily through the negotiation of the share exchange ratio. The share exchange ratio was intended to value both Belden and CDT fairly so that neither company paid a premium over equity market value for the other. The Company established a new accounting basis for the assets and liabilities of CDT based upon the fair values thereof as of the Merger date. The Company recorded preliminary goodwill of $158.0 million during the third quarter of 2004.

For financial reporting purposes, the results of operations of CDT are included in the Company’s Consolidated Statements of Operations from July 16, 2004.

A preliminary estimate of the fair values assigned to each major asset and liability caption of CDT as of the July 15, 2004 effective date of the Merger and unaudited pro forma summary results presenting selected operating information for the Company as if the Merger and the one-for-two reverse stock split had been completed as of the beginning of the three- and nine-month periods ended September 30, 2004 and 2003 are included in Note 3, Business Combination, to this Quarterly Report on Form 10-Q.

Discontinued Operations

The Company currently reports four operations—the BCC Phoenix, Arizona operation; the Raydex. Skelmersdale, United Kingdom operation; Montrose; and Admiral—as discontinued operations. Each of these operations is reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, because (1) the Company’s Board of Directors authorized the Company to sell the assets of each operation and (2) each operation constituted a component of the overall entity.

Discussion regarding each operation, including (1) a listing of the major classes of assets and liabilities belonging to each operation at September 30, 2004 that remain as part of the disposal group and (2) a listing of revenues and income/(loss) before income taxes generated by each operation for the three- and nine-month periods ended September 30, 2004, is included in Note 4, Discontinued Operations, to this Quarterly Report on Form 10-Q.

Business Segments

The Company conducts its operations through two business segments—the Electronics segment and the Networking segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with primarily industrial; video, sound and security; and transportation and defense applications. These products are sold principally through distributors or directly to OEMs. The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and other non-cable products primarily with networking and communications applications. These products are sold principally through distributors or directly to OEMs and large telecommunications companies.

The following table sets forth information comparing the Electronics segment operating results for the three- and nine-month periods ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(In thousands, except % data)
External customer revenues	$171,972	$106,663	$408,338	$317,353
Affiliate revenues	4,226	6,797	24,906	22,940
Operating earnings	607	7,431	19,667	20,162
As a percent of external customer revenues	0.4%	7.0%	4.8%	6.4%

The following table sets forth information comparing the Networking segment operating results for the three- and nine-month periods ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(In thousands, except % data)
External customer revenues	$109,482	$48,634	$227,526	$145,061
Affiliate revenues	—	497	646	1,289
Operating earnings	5,991	1,781	11,814	5,790
As a percent of external customer revenues	5.5%	3.7%	5.2%	4.0%

Results of Operations—
Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003 Continuing Operations Consolidated Revenues

Revenues generated in the three months ended September 30, 2004 increased 81.2% to $281.5 million from revenues generated in the three months ended September 30, 2003 of $155.3 million due to the Merger, increased sales volume, increased selling prices and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during the three months ended September 30, 2004 totaled $102.5 million and contributed 66.0 percentage points of revenue increase.

The impact of increased product pricing contributed 6.5 percentage points of revenue increase during the third quarter of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines in January 2004 in response to increasing copper costs, the impact of additional sales price increases implemented by the Company’s North America and Asia/Pacific operations across all product lines in March 2004 in response to further copper cost escalation and increases in Teflon® FEP costs and the impact of sales price increases implemented by the Company’s Europe operations across all product lines in May 2004 in response to copper cost escalation and the increasing costs of other raw materials.

Increased unit sales generated during the three months ended September 30, 2004 contributed 5.2 percentage points of revenue increase. The Company experienced volume increases in its sales of products with networking/ communications and industrial applications. Higher unit sales of products with networking/communications applications and industrial applications contributed 3.8 and 2.2 percentage points of revenue increase, respectively. These volume increases were partially offset by 0.8 percentage points due to volume decreases in sales of products with video/sound/security applications. Factors contributing to the net increased sales volume are listed below:

•	Improvement in general economic conditions within North America and Asia;

•	Increased unit purchasing of products with networking/communications applications by a large telecommunications customer in the United Kingdom;

•	Increased project activity requiring products with industrial applications; and

•	Increased distributor restocking activity in Asia for products with networking/communications applications and in North America for products with industrial applications.

Factors partially mitigating the net increased sales volume are listed below:

•	The Company’s decision to cease, during the second quarter of 2004, the production of certain products with industrial applications in Europe and the production of certain networking/communications applications in Australia; and

•	Reduced project activity, increased competition from other importers, and pricing pressures in Asia and Australia on certain products with networking/communications applications.

Favorable foreign currency translation on international revenues contributed 3.5 percentage points of revenue increase.

Revenues generated on sales of product to customers in the United States, representing 51.0% of the Company’s total revenues generated during the three months ended September 30, 2004, increased by 76.5% compared with revenues generated during the same period in 2003. Absent the impact of the Merger, revenues generated for the third quarter of 2004 increased by 14.0% from revenues generated during the same period in 2003. This increase resulted primarily from continued improvement in general economic conditions within the United States, the impact of sales price increases implemented in January 2004 and March 2004, increased project activity requiring products with video/sound/security applications and industrial applications and increased distributor-restocking activity for products with industrial applications.

Revenues generated on sales of product to customers in Canada represented 8.4% of the Company’s total revenues for the quarter ended September 30, 2004. Canadian revenues for the third quarter of 2004 increased by 109.7% compared with revenues for the third quarter of 2003. Absent the impact of the Merger and favorable currency translation, revenues generated for the third quarter of 2004 increased by 10.5% compared with revenues generated for the same period in 2003. This increase resulted primarily from the impact of sales price increases implemented in January 2004 and March 2004.

Revenues generated on sales of product to customers in the United Kingdom, representing 13.0% of the Company’s total revenues generated during the third quarter of 2004, increased by 78.2% compared with revenues generated during the same period in 2003. Absent the impact of the Merger and favorable currency translation, revenues generated for the third quarter of 2004 increased by 23.3% compared with revenues generated for the same period in 2003. This increase resulted primarily from increased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom and increased copper pass-through pricing on most products.

Revenues generated on sales of product to customers in Continental Europe represented 18.6% of the Company’s total revenues for the quarter ended September 30, 2004. Continental European revenues generated during the third quarter of 2004 increased by 117.9% compared with revenues generated during the same period in 2003. Absent the impact that the Merger and favorable currency translation had on the revenue comparison, Continental European revenues generated during the third quarter of 2004 increased by 2.6% compared with revenues generated during the same period of 2003. The majority of this increase resulted from the impact of sales price increases implemented in May 2004. Improved sales volume on products with networking/communications applications was offset by the Company’s decision to cease, in the second quarter of 2003, the production of certain products with industrial applications.

Revenues generated on sales of product to customers in the rest of the world, representing 9.0% of the Company’s total revenues generated during the three months ended September 30, 2004, increased by 39.7% from the same period in 2003. Absent the impact that the Merger and favorable currency translation had on the revenue comparison, revenues generated on sales of product to customers in the rest of the world decreased by 1.4% compared with revenues generated during the same period of 2003. The decrease represented lower demand and the Company’s decision to cease, in the second quarter of 2003, production of certain products with networking/communications applications in the Australia market partially offset by higher demand in the Asia, Latin America and Africa/Middle East markets.

Continuing Operations Consolidated Costs, Expenses and Earnings

The following table sets forth information comparing the components of earnings for the three-month periods ended September 30, 2004 and 2003.

			Percent
			Increase/
			(Decrease)
			2004 Compared
Three Months Ended September 30,	2004	2003	With 2003
(in thousands, except % data)
Gross profit	$53,418	$31,123	71.6%
As a percent of revenues	19.0%	20.0%
Operating earnings/(loss)	$(2,980)	$6,676	(144.6)%
As a percent of revenues	(1.1)%	4.3%
Income/(loss) before taxes	$(6,742)	$3,545	(290.2)%
As a percent of revenues	(2.4)%	2.3%
Net income/(loss) from continuing operations	$(3,073)	$3,584	(185.7)%
As a percent of revenues	(1.1)%	2.3%

Gross profit increased 71.6% to $53.4 million in the three months ended September 30, 2004 from $31.1 million in the three months ended September 30, 2003 due primarily to the Merger, the impact of sales price increases implemented in the first half of the current year, higher sales volume and the favorable impact of currency translation on gross profit. Also contributing to the favorable gross profit comparison were the current-quarter impact of material, labor and overhead cost reduction initiatives, increased unabsorbed production costs recognized in the third quarter of 2003 resulting from actions taken by the Company to reduce inventory levels and severance and other benefits costs of $1.0 million recognized in the third quarter of 2003 related to personnel reductions within the Electronics segment.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas, severance and other benefits costs of $9.4 million recognized in the current quarter related to personnel reductions in both North America and Europe, severance and other benefits costs of $0.4 million recognized in the current quarter related to a planned manufacturing facility closure in the United States, the impact of production outsourcing in Europe and the impact of production capacity rationalization in Europe initiated during the fourth quarter of 2003 that resulted in lower output, higher scrap and increased maintenance costs in the third quarter of 2004.

Gross profit as a percent of revenues decreased by 1.0 percentage points from the prior year due to the previously mentioned items.

Operating earnings/(loss) deteriorated 144.6% to an operating loss of $3.0 million for the three months ended September 30, 2004 from operating earnings of $6.7 million for the three months ended September 30, 2003 due primarily to an increase in selling, general and administrative expenses to $47.5 million in the third quarter of 2004 from $24.4 million in the third quarter of 2003. This increase was due primarily to the Merger, the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $0.7 million recognized in the current quarter related to personnel reductions within the United States and Europe, increased incentive compensation costs and increased professional services costs. Also contributing to the negative operating earnings comparison were asset impairment costs totaling $8.9 million recognized in the third quarter of 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger). These negative factors were partially offset by the current-quarter impact of selling, general and administrative cost reduction initiatives, severance and other benefits costs of $1.4 million recognized in the third quarter of 2003 related to personnel reductions within the Electronics segment and bad debt expense of $0.6 million recognized in the third quarter of 2003 related to the failure of a distribution customer in Asia. Selling, general and administrative expenses as a percentage of revenues increased to 16.9% in the third quarter of 2004 from 15.7% in the third quarter of 2003. Operating earnings as a percent of revenues decreased by 5.4 percentage points from the prior year due to the previously mentioned items.

Income/(loss) before taxes deteriorated 290.2% to a loss of $6.7 million in the three months ended September 30, 2004 from income of $3.5 million in the three months ended September 30, 2003 due to lower operating earnings/(loss) and higher net interest expense. Net interest expense increased 13.0% to $3.5 million in the third quarter of 2004 from $3.1 million in the third quarter of 2003 due to higher average debt outstanding, albeit at marginally lower interest rates, partially offset by increased interest income. Average debt outstanding was $271.9 million and $200.0 million during the third quarters of 2004 and 2003, respectively. The Company’s average interest rate was 5.84% in the third quarter of 2004 and 6.56% in the third quarter of 2003. Interest income for the third quarter of 2004 and 2003 was $0.6 million and $0.1 million, respectively.

The Company’s effective tax rate was 54.4% and 1.1% in the quarters ended September 30, 2004 and 2003, respectively. Absent the impact of the 2004 resolution of a prior period tax contingency, the effective tax rate was 27.5% for the quarter ended September 30, 2004. The tax rate increase was due primarily to the relative benefit of permanent deductions to the nine-month pretax income for 2004 as compared to the nine-month pretax loss for 2003 offset by a valuation allowance of $1.2 million recorded against foreign net operating loss carryforwards in 2003.

Net income/(loss) from continuing operations deteriorated 185.7% to a loss of $3.1 million in the three months ended September 30, 2004 from income of $3.6 million in the three months ended September 30, 2003 due mainly to the deterioration in income/(loss) before taxes partially offset by the higher income tax benefit.

Electronics Segment

Revenues generated from sales to external customers increased 61.2% to $172.0 million for the quarter ended September 30, 2004 from $106.7 million for the quarter ended September 30, 2003 due to the Merger, increased selling prices, increased sales volume and favorable currency translation on international revenues. Revenues generated through the addition of the CDT operations totaled $52.5 million and contributed 49.2 percentage points of the revenue increase.

The impact of increased product pricing contributed 7.4 percentage points of revenue increase during the third quarter of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines in January 2004 in response to increasing copper costs, the impact of additional sales price increases implemented by the Company’s North America operations across all product lines in March 2004 in response to further copper cost escalation and increases in Teflon® FEP costs and the impact of sales price increases implemented by the Company’s Europe operations across all product lines in May 2004 in response to copper cost escalation and the increasing costs of other raw materials.

Increased unit sales generated during the three months ended September 30, 2004 contributed 2.4 percentage points of revenue increase. The segment experienced volume increases in its sales of products with industrial and networking/communications applications. Higher unit sales of products with industrial and networking/communications applications contributed 2.4 and 1.4 percentage points of revenue increase, respectively. Positive factors contributing to the volume increase are listed under Continuing Operations Consolidated Revenues on Page 32 of this Quarterly Report on Form 10-Q. Each of the factors listed, with the exception of those specifically addressing the United Kingdom, Australia or Asia, applies to the Electronics segment. These volume increases were partially offset by a volume decrease in sales of products with video/sound/security applications. Lower unit sales of products with video/sound/security applications offset the gross revenue increase by 1.4 percentage points.

Favorable foreign currency translation on revenues contributed 2.2 percentage points of revenue increase.

Operating earnings decreased 91.8% to $0.6 million for the quarter ended September 30, 2004 from $7.4 million for the quarter ended September 30, 2003 due mainly to asset impairment costs totaling $8.9 million recognized in the third quarter of 2004 related to product line exits in Europe and the technological obsolescence of the assets in the United States. Also contributing to the unfavorable operating earnings comparison were higher product costs resulting from increasing purchase prices for copper and commodities derived from both petroleum and natural gas, severance and other benefits costs of $10.2 million recognized in the current quarter related to personnel reductions within the segment and severance and other benefits costs of $0.4 million recognized in the current quarter related to a planned manufacturing facility closure within the segment. Higher sales volumes, an increase in product sales prices, the current-quarter impact of manufacturing, selling, general and administrative cost reduction initiatives, increased unabsorbed production costs recognized in the third quarter of 2003 resulting from actions taken by the segment to reduce inventory levels, and severance and other benefits costs of $2.4 million recognized in the third quarter of 2003 related to personnel reductions within the segment partially offset these negative factors. As a percent of revenues from external customers, operating earnings decreased to 0.4% in the third quarter of 2004 from 7.0% in the third quarter of 2003 due to the previously mentioned items.

Networking Segment

Revenues generated on sales to external customers increased 125.1% to $109.5 million for the quarter ended September 30, 2004 from $48.6 million for the quarter ended September 30, 2003. The revenue increase was due primarily to the Merger, increased sales volume, increased sales prices, and favorable currency translation on international revenues. Revenues generated through the addition of the CDT operations during the third quarter of 2004 totaled $50.0 million and contributed 102.8 percentage points of the revenue increase.

Increased unit sales and increased copper pass-through pricing during the three months ended September 30, 2004 contributed 11.5 percentage points of revenue increase. This unit sales increase resulted primarily from increased unit purchasing of products with networking/communications applications by the segment’s largest customer.

The impact of increased product pricing contributed 4.4 percentage points of revenue increase during the third quarter of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all product lines beginning in January 2004, by the Company’s Asia/Pacific operations across all product lines in March 2004 and by the Company’s Europe operations across all product lines in May 2004 in response to copper cost escalation and increases in other raw material costs.

Favorable foreign currency translation on revenues contributed 6.4 percentage points of revenue increase.

Operating earnings increased 236.4% to $6.0 million for the quarter ended September 30, 2004 from $1.8 million for the quarter ended September 30, 2003 due primarily to the Merger, higher sales volumes, increased selling prices and the current-quarter impact of manufacturing, selling, general and administrative cost reduction initiatives. The positive impact that these factors had on the operating earnings comparison was partially offset by the higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas. Operating earnings as a percent of revenues from external customers increased to 5.5% in the quarter ended September 30, 2004 from 3.7% in the quarter ended September 30, 2003 due to the previously mentioned items.

Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2004 includes $4.4 million of revenues and $0.1 million of income before income tax expense related to the discontinued operations of the Company’s Electronics segment. Net loss from discontinued operations for the third quarter of 2004 includes $6.1 million of revenues and $4.4 million of loss before income tax benefits related to the discontinued operations of the Company’s Networking segment.

Net loss from discontinued operations for the three months ended September 30, 2003 includes $52.33 million of revenues and $4.3 million of loss before income tax benefits related to the discontinued operations of the Company’s Networking segment.

Results of Operations—

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003 Continuing Operations Consolidated Revenues

Revenues generated in the nine months ended September 30, 2004 increased 37.5% to $635.9 million from revenues generated in the nine months ended September 30, 2003 of $462.4 million due to the Merger, increased sales volume, increased selling prices, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during the nine months ended September 30, 2004 totaled $102.5 million and contributed 22.1 percentage points of revenue increase.

Increased unit sales generated during the nine months ended September 30, 2004 contributed 6.3 percentage points of revenue increase. The Company experienced volume increases in its sales of products with networking/communications applications and industrial applications. Higher unit sales of products with networking/communications applications and industrial applications contributed 4.8 and 2.9 percentage points of revenue increase, respectively. These volume increases were partially offset by 1.4 percentage points due to a volume decrease in sales of products with video/sound/security applications. Factors contributing to the net increased sales volume are listed below:

•	Improvement in general economic conditions within North America and Asia;

•	Increased unit purchasing of products with networking/communications applications by a large telecommunications customer in the United Kingdom;

•	Increased project activity requiring products with industrial, networking/communications and video/sound/security applications; and

•	Increased distributor restocking activity in Asia for products with networking/communications applications and in North America for products with industrial applications.

Factors partially mitigating the net increased sales volume are listed below:

•	The Company’s decision to cease during the second quarter of 2003 the production of certain products with industrial applications in Europe and production of certain products with networking/communications applications in Australia; and

•	Reduced project activity, increased competition from other importers, and pricing pressures in Australia and Asia on certain products with networking/communications applications;

The impact of increased product pricing contributed 4.8 percentage points of revenue increase during the first nine months of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines in January 2004 in response to increasing copper costs, sales price increases implemented by the Company’s North America and Asia/Pacific operations across all product lines in March 2004 in response to further copper cost escalation and increases in Teflon® FEP costs, and sales price increases implemented by the Company’s Europe operations across all product lines in May 2004 in response to copper cost escalation and the increasing costs of other raw materials.

Favorable foreign currency translation on international revenues contributed 4.3 percentage points of revenue increase during the nine months ended September 30, 2004.

Revenues generated on sales of product to customers in the United States, representing 52.2% of the Company’s total revenues generated during the nine months ended September 30, 2004, increased by 42.8% compared with revenues generated during the same period in 2003. Absent the impact of the Merger, revenues generated for the first nine months of 2004 increased by 20.9% from revenues generated during the same period in 2003. This increase resulted primarily from improvement in general economic conditions in the United States, increased project activity requiring products with video/sound/security applications and industrial applications, increased distributor-restocking activity for products with industrial applications and the impact of sales price increases implemented in January 2004 and March 2004.

Revenues generated on sales of product to customers in Canada represented 7.6% of the Company’s total revenues for the nine months ended September 30, 2004. Canadian revenues for the first nine months of 2004 increased by 26.0% compared with revenues for the first nine months of 2003. Absent the impact of the Merger and favorable currency translation, revenues generated for the first nine months of 2004 decreased by 8.5% compared with revenues generated for the same period in 2003. This decrease resulted primarily from lower sales volume due to the Company’s decision not to reduce sales prices on certain of its lower-margin product offerings to meet the prices offered by its competitors and a decrease in demand for certain products with industrial applications and networking/communications applications.

Revenues generated on sales of product to customers in the United Kingdom, representing 14.3% of the Company’s total revenues generated during the first nine months of 2004, increased by 53.0% compared with revenues generated during the same period in 2003. Absent the impact of the Merger and favorable currency translation, revenues generated for the first nine months of 2004 increased by 23.4% compared with revenues generated for the same period in 2003. This increase resulted primarily from increased unit purchasing of products with networking/communications applications by a large telecommunications customer in the United Kingdom and increased copper pass-through pricing on most products.

Revenues generated on sales of product to customers in Continental Europe represented 16.4% of the Company’s total revenues for the nine months ended September 30, 2004. Continental European revenues generated during the first nine months of 2004 increased by 37.5% compared with revenues generated during the same period in 2003. Absent the impact that the Merger and favorable currency translation had on the revenue comparison, Continental European revenues generated during the first nine months of 2004 decreased by 5.9% compared with revenues generated during the same period of 2003. The majority of this decrease resulted from the Company’s decision to cease, in the second quarter of 2003, the production of certain products with industrial applications. The negative impact of this decision on revenue comparisons was partially offset by increased project activity requiring products with video/sound/security applications.

Revenues generated on sales of product to customers in the rest of the world, representing 9.5% of the Company’s total revenues generated during the nine months ended September 30, 2004, increased by 7.5% from the same period in 2003. Absent the impact that the Merger and favorable currency translation had on the revenue comparison, revenues generated on sales of products to customers in the rest of the world during the first nine months of 2004 decreased by 7.1% compared with revenues generated during the same period of 2003. The decrease represented lower demand and the impact of the Company’s decision to cease, in the second quarter of 2003, the production of certain products with networking/communications applications in the Australia market partially offset by higher demand in the Asia, Latin America and Africa/Middle East markets.

Continuing Operations Consolidated Costs, Expenses and Earnings

The following table sets forth information comparing the components of earnings for the nine-month periods ended September 30, 2004 and 2003.

			Percent
			Increase/
			(Decrease)
			2004 Compared
Nine Months Ended September 30,	2004	2003	With 2003
(in thousands, except % data)
Gross profit	$118,894	$88,148	34.9%
As a percent of revenues	18.7%	19.1%
Operating earnings	$13,038	$16,655	(21.7)%
As a percent of revenues	2.1%	3.6%
Income before taxes	$4,675	$7,035	(33.5)%
As a percent of revenues	0.7%	1.5%
Net income from continuing operations	$5,204	$5,335	(2.5)%
As a percent of revenues	0.8%	1.2%

Gross profit increased 34.9% to $118.9 million in the nine months ended September 30, 2004 from $88.1 million in the nine months ended September 30, 2003 due primarily to the Merger, higher sales volume, an increase in product sales prices, and the favorable impact of currency translation on gross profit. Also contributing to the favorable gross profit comparison were the current-period impact of material, labor and overhead cost reduction initiatives, increased unabsorbed production costs recognized during 2003 resulting from actions taken by the Company to reduce inventory levels, severance and related benefits costs of $2.2 million recognized in the second quarter of 2003 related to the manufacturing facility closures in Australia and Germany, and severance and related benefits costs of $1.0 million recognized in the third quarter of 2003 resulting from personnel reductions within the Electronics segment. These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon® FEP and commodities derived from both petroleum and natural gas, severance and other benefits costs of $9.4 million recognized in the third quarter of 2004 related to personnel reductions in both the United States and Europe, severance and other benefits costs of $0.4 million recognized in the third quarter of 2004 related to a planned manufacturing facility closure in the United States, the impact of production outsourcing in Europe, increased transportation costs (especially in Europe) and the impact of production capacity rationalization in Europe initiated during the fourth quarter of 2003 that resulted in lower output, higher scrap and increased maintenance costs in the first nine months of 2004. Gross profit as a percent of revenues decreased 0.4 percentage points from the prior year due to the previously mentioned items.

Operating earnings decreased 21.7% to $13.0 million for the nine months ended September 30, 2004 from $16.7 million for the nine months ended September 30, 2003 due primarily to an increase in selling, general and administrative expenses to $97.0 million in the first nine months of 2004 from $71.1 million for the first nine months of 2003. This increase was due primarily to the addition of the CDT operations, the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $1.4 million recognized in the current year related to personnel reductions within the Electronics segment, increased incentive compensation costs and increased professional services costs. Also contributing to the unfavorable operating earnings comparison were asset impairment costs totaling $8.9 million recognized in the third quarter of 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger). Partially offsetting these negative factors were the current-period impact of selling, general and administrative cost reduction initiatives, asset impairment costs of $0.4 million recognized during the second quarter of 2003 related to the manufacturing facility closure in Germany, severance and other related benefits costs of $0.3 million recognized in the second quarter of 2003 related to the manufacturing facility closures in Australia and Germany, severance and other related benefits costs of $1.4 million recognized in the third quarter of 2003 related to personnel reductions within the Electronics segment and bad debt expense of $0.6 million recognized in the third quarter of 2003 related to the failure of a distribution customer in Asia. Selling, general and administrative expenses as a percentage of revenues decreased to 15.3% in the first nine months of 2004 from 15.4% in the first nine months of 2003. Operating earnings as a percent of revenues decreased by 1.5 percentage points from the prior year due to the previously mentioned items.

Income before taxes decreased 33.5% to $4.7 million in the nine months ended September 30, 2004 from $7.0 million in the nine months ended September 30, 2003 due to nonoperating income of $1.7 million recognized in the second quarter of 2004 on the Company’s sale of certain fully impaired equipment and technology which was used for the production of deflection coils partially offset by higher net interest expense. Net interest expense increased 2.6% to $9.9 million in the first nine months of 2004 from $9.6 million in the first nine months of 2003 due to higher average debt outstanding, albeit at marginally lower interest rates, partially offset by increased interest income. Average debt outstanding was $224.3 million and $200.1 million during the nine months ended September 30, 2004 and 2003, respectively. The Company’s average interest rate was 6.40% in the first nine months of 2004 and 6.66% in the first nine months of 2003. Interest income for the nine-month periods ended September 30, 2004 and 2003 was $1.0 million and $0.3 million, respectively.

The Company’s effective annual tax rate was (11.3)% and 24.2% in the nine months ended September 30, 2004 and 2003, respectively. Absent the impact of the 2004 resolution of a prior period tax contingency, the Company effective tax rate was 27.5% for the nine months ended September 30, 2004. The tax rate decrease was due primarily to the relative benefit of permanent deductions to the nine-month pretax income for 2004 as compared to the nine-month pretax loss for 2003 offset by a valuation allowance of $1.2 million recorded against foreign net operating loss carryforwards in 2003.

Net income from continuing operations decreased 2.5% to $5.2 million in the nine months ended September 30, 2004 from $5.3 million in the nine months ended September 30, 2003 due mainly to higher income before taxes and lower income tax expense.

Electronics Segment

Revenues generated from sales to external customers increased 28.7% to $408.3 million for the nine months ended September 30, 2004 from $317.4 million for the nine months ended September 30, 2003 due to the Merger, increased selling prices, increased sales volume and favorable currency translation on international revenues. Revenues generated through the addition of the CDT operations totaled $52.5 million and contributed 16.5 percentage points of the revenue increase.

The impact of increased product pricing contributed 5.3 percentage points of revenue increase during the first nine months of 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines beginning in January 2004 and by the Company’s Europe operations across all product lines in May 2004 in response to copper cost escalation and increasing costs for other raw materials.

Increased unit sales generated during the nine months ended September 30, 2004 contributed 3.7 percentage points of revenue increase. The segment experienced volume increases in its sales of products with industrial applications and networking/communications applications. Higher unit sales of products with industrial applications and networking/communications applications contributed 3.5 and 2.7 percentage points of revenue increase, respectively. Positive factors contributing to the volume increase and negative factors partially mitigating the volume increase are listed under Continuing Operations Consolidated Revenues on Page 37 of this Quarterly Report on Form 10-Q. Each of the factors listed, with the exception of those specifically addressing the United Kingdom, Australia or Asia, applies to the Electronics segment. These volume increases were partially offset by a volume decrease in sales of products with video/sound/security applications. Lower unit sales of products with video/sound/security applications offset the gross revenue increase by 2.5 percentage points. Unit sales of products with video/sound/security applications were lower due to the Company’s decision to cease during the second quarter of 2003 the production of certain products with video/sound/security applications in Europe. Unit sales of products with video/sound/security applications that the Company continues to produce improved from the first nine months of 2003.

Favorable foreign currency translation on international revenues contributed 3.2 percentage points of revenue increase.

Operating earnings decreased 2.5% to $19.7 million for the nine months ended September 30, 2004 from $20.2 million for the nine months ended September 30, 2003 due mainly to higher product costs resulting from increasing purchase prices for copper, Teflon® FEP and commodities derived from both petroleum and natural gas, severance and other benefits costs of $10.9 million recognized in the nine months ended September 30, 2004 related to personnel reductions within the segment, severance and other benefits costs of $0.4 million recognized in the third quarter of 2004 related to a planned manufacturing facility closure in the United States, increased transportation costs (especially in Europe), and the impact of production capacity rationalization in Europe discussed above.

These negative factors were partially offset by higher sales volumes, increased product sales prices and the current-quarter impact of manufacturing, selling, general and administrative cost reduction initiatives. Also contributing to the favorable operating earnings comparison were increased unabsorbed production costs recognized in 2003 resulting from actions taken by the segment to reduce inventory levels, severance and other related benefit costs of $0.9 million and additional asset impairment costs of $0.4 million recognized in the second quarter of 2003 related to the manufacturing facility closure in Germany, severance and other related benefit costs of $2.4 million recognized in the third quarter of 2003 related to personnel reductions within the segment, and $2.1 million in unabsorbed production costs recognized during the first six months of 2003 at the Company’s manufacturing facility in Ft. Mill, South Carolina. This facility was transferred from this segment to the Networking segment effective July 1, 2003.

As a percent of revenues from external customers, operating earnings decreased to 4.8% in the first nine months of 2004 from 6.4% in the first nine months of 2003 due to the previously mentioned items.

Networking Segment

Revenues generated on sales to external customers increased 56.8% to $227.5 million for the nine months ended September 30, 2004 from $145.1 million for the nine months ended September 30, 2003. The revenue increase was due primarily to the Merger, increased sales volume, favorable currency translation on international revenues and increased sales prices. Revenues generated through the addition of the CDT operations totaled $50.0 million and contributed 34.5 percentage points of the revenue increase.

Increased unit sales and increased copper pass-through pricing during the nine months ended September 30, 2004 contributed 11.8 percentage points of revenue increase. The unit sales increase resulted primarily from increased unit sales of products with networking/communications applications to the segment’s largest customer and by increased unit sales of products with industrial applications by the Company’s Asia/Pacific operations.

Favorable foreign currency translation on revenues contributed 6.8 percentage points of revenue increase. The impact of increased product pricing, initiated in response to copper cost escalation in January 2004 by the segment’s North American operation and in March 2004 by the segment’s Asia/Pacific operations, contributed 3.7 percentage points of revenue increase during the first nine months of 2004.

Operating earnings increased 104.0% to $11.8 million for the nine months ended September 30, 2004 from $5.8 million for the nine months ended September 30, 2003 due primarily to the Merger, higher sales volumes, increased product sales prices, the favorable impact of currency translation on operating earnings of international operations and the current-period impact of manufacturing, selling, general and administrative cost reduction initiatives. Also contributing to the favorable operating earnings comparison were increased unabsorbed production costs recognized in 2003 resulting from actions taken by the segment to reduce inventory levels, severance and other related benefits costs of $1.6 million recognized in the second quarter of 2003 related to the manufacturing facility closure in Australia and bad debt expense of $0.6 million recognized in the third quarter of 2003 related to the failure of a distribution customer in Asia.

The positive impact that these factors had on the operating earnings comparison was partially offset by $2.1 million in unabsorbed production costs recognized during the first six months of 2003 at the Company’s manufacturing facility in Ft. Mill, South Carolina. This facility was transferred from the Electronics segment to this segment effective July 1, 2003. The positive impact that these favorable factors had on the operating earnings comparison was also partially offset by the impact of production outsourcing and higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas. Operating earnings as a percent of revenues from external customers increased to 5.2% in the nine months ended September 30, 2004 from 4.0% in the nine months ended September 30, 2003 due to the previously mentioned items.

Discontinued Operations

Net loss from discontinued operations for the nine months ended September 30, 2004 includes $4.4 million of revenues and $0.1 million of income before income tax expense related to the discontinued operations of the Company’s Electronics segment. Net loss for discontinued operations for the nine months ended September 30, 2004 includes $99.3 million of revenues and $15.8 million of loss before income tax benefits related to the discontinued operations of the Company’s Networking segment.

Net loss from discontinued operations for the nine months ended September 30, 2003 includes $155.5 million of revenues and $11.8 million of loss before income tax benefits related to the discontinued operations of the Company’s Networking segment.

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

Planned capital expenditures for the remainder of 2004 are approximately $5.8 million, of which approximately $3.0 million relates to capacity maintenance and enhancement. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

Any materially adverse reaction to customer demand, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s product mix or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

Net cash used for operating activities in the first nine months of 2004 totaled $1.7 million and included $9.0 million of net other non-cash operating expense and a $28.9 million net increase in operating assets and liabilities. Other net other non-cash operating income consisted of asset impairment charges, stock compensation charges, a gain on the Company’s divestiture of its Netherlands deflection coil business, a gain on the sale of certain assets at the BCC Phoenix manufacturing facility and minority interest in the earnings of two European subsidiaries. The net increase in operating assets and liabilities resulted primarily from increased receivables; inventories; and net current and deferred income taxes and decreased accounts payable and accrued liabilities partially offset by a decrease in other net assets and liabilities.

Net cash provided by operating activities in the first nine months of 2003 totaled $59.0 million and included a $29.9 million net decrease in operating assets and liabilities. This net decrease in operating assets and liabilities resulted primarily from decreased inventories, receivables and other net operating assets and liabilities partially offset by decreased accounts payable and accrued liabilities and increased income taxes receivable.

Capital Expenditures

Nine Months Ended September 30,	2004	2003
(in thousands)
Capacity modernization and enhancement	$3,699	$11,889
Capacity expansion	217	332
Other	1,373	1,773

	$5,289	$13,994

Capital expenditures during the nine months ended September 30, 2004 and 2003 represented 0.7% and 2.3%, respectively, of total revenues (including the revenues of discontinued operations) for the same periods. Investment during both the first nine months of 2004 and 2003 was utilized principally for maintaining and enhancing existing production capabilities.

During the nine months ended September 30, 2004, there were no material changes outside the ordinary course of business to the Company’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the period ended December 31, 2003.

With regard to the Company’s discontinued operations, net cash used by operating activities during the nine months ended September 30, 2004 was $82.3 million and net cash provided by operating activities during the nine months ended September 30, 2003 was $4.8 million.

Working Capital

Current assets less cash and cash equivalents increased $185.0 million, or 63.9%, from $289.4 million at December 31, 2003 to $474.4 million at September 30, 2004. Receivables increased $103.4 million during the nine months ended September 30, 2004 due primarily to the Merger, increased sales late in the third quarter of 2004 and the impact of currency translation on receivables denominated in currencies other than the United States dollar. Inventories increased by $128.9 million during the first nine months of 2004 due primarily to the addition of the CDT operations, increased production necessary to support higher sales levels and the impact of currency translation on inventories denominated in currencies other than the United States dollar. Current assets of discontinued operations decreased $75.5 million during the nine months ended September 30, 2004 due primarily to the sale of certain inventory and equipment in the amount of $82.1 million to Superior in the second quarter of 2004 partially offset by for the addition of Raydex’s Skelmersdale, United Kingdom operation, Montrose and Admiral to discontinued operations in the third quarter of 2004.

Current liabilities increased $29.9 million, or 16.3%, from $183.1 million at December 31, 2003 to $213.0 million at September 30, 2004. Accounts payable and accrued liabilities increased $94.3 million during the nine months ended September 30, 2004 due primarily to the addition of the CDT operations, severance and other benefits charges totaling $10.6 million accrued during 2004 for personnel reductions in both the United States and Europe and a planned manufacturing facility closure in the United States, increased production late in the third quarter of 2004, higher costs on copper, Teflon® FEP and commodities derived from petroleum and natural gas and the impact of currency translation on accounts payable and accrued liabilities denominated in currencies other than the United States dollar which were partially offset by severance payments totaling $15.8 million during the first nine months of 2004. In regard to the severance charges and payments, please refer to Note 11, Accrued Severance and Other Related Benefits, in this Quarterly Report on Form 10-Q.

Current maturities of long-term debt decreased $50.9 million during the nine months ended September 30, 2004, due to the payment of notes payable totaling $64.0 million in September 2004 partially offset by the reclassification of notes payable totaling $15.0 million that mature in August 2005 from long-term debt. Current liabilities of discontinued operations decreased $13.4 million due primarily to curtailment of operations at the Company’s Phoenix, Arizona manufacturing facility during the third quarter of 2004 partially offset by the addition of Raydex’s Skelmersdale, United Kingdom operation, Montrose and Admiral to discontinued operations in the third quarter of 2004.

Long-Lived Assets

Long-lived assets increased $404.3 million, or 139.8%, from $289.2 million at December 31, 2003 to $693.5 million at September 30, 2004.

Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company’s land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment increased $163.5 million during the first nine months of 2004 due mainly to the Merger partially offset by depreciation and the reclassification of certain equipment at the Ft. Mill, South Carolina manufacturing facility to long-lived assets of discontinued operations during the second quarter of 2004.

Goodwill and other intangibles includes goodwill, defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. Goodwill and other intangibles increased by $227.5 million during the first nine months of 2004 due to the Merger.

Included in other long-lived assets are unamortized prepaid service fees associated with the Company’s borrowing arrangements and long-lived pension fund prepayments. Other long-lived assets increased $7.6 million during the first nine months of 2004 due primarily to the Merger and the reclassification of a long-lived pension fund prepayment associated with the Company’s pension plan in the United States from other long-term liabilities during the second quarter of 2004.

Long-lived assets of discontinued operations increased $5.7 million during the first nine months of 2004 due primarily to the reclassification of certain equipment at the Ft. Mill, South Carolina manufacturing facility from property, plant and equipment during the second quarter of 2004.and the addition of Raydex’s Skelmersdale, United Kingdom operation, Montrose and Admiral to discontinued operations during the third quarter of 2004.

Capital Structure

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
(in thousands, except % data)
Current maturities of long-term debt	$15,005	1.5%	$65,951	13.9%
Long-term debt	233,755	24.0%	136,000	28.5%

Total debt	248,760	25.5%	201,951	42.4%
Stockholders’ equity	726,397	74.5%	274,410	57.6%

	$975,157	100.0%	$476,361	100.0%

The Company’s capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders’ equity. The capital structure increased $498.8 million during the first nine months of 2004 due to a $452.0 million increase in stockholders’ equity and a $46.8 million increase in debt.

In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in $15.0 million annual increments in August 2005 through August 2009. In 1999, the Company completed a private placement of $64.0, $44.0 and $17.0 million in unsecured debt. The notes bear interest at 7.65%, 7.75%, and 8.06%, respectively, and mature in September 2004, September 2006, and September 2009, respectively. The agreements for these notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth. The Company was in compliance with these covenants at September 30, 2004. The Company repaid the $64.0 million tranche of the 1999 placement in September 2004.

At September 30, 2004, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into shares of common stock, at a conversion price of $18.069 per share, upon the occurrence of certain events. The conversion price is subject to adjustment in certain circumstances. Holders may surrender their debentures for conversion upon satisfaction of any of the following conditions: (1) the closing sale price of the Company’s common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; (3) the Company has called the debentures for redemption; or (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of September 30, 2004, condition (1) had been met, the senior implied rating was Ba2, and the corporate credit rating was BB-. Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed. The Company may redeem some or all of the debentures on or after July 21, 2008, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require the Company to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s option.

The Company entered into a credit agreement with a group of six banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, a portion of the Company’s assets in the United States, other than real property, secures any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of a portion of the Company’s receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the Company’s excess borrowing availability falls below $25.0 million. There were no outstanding borrowings at September 30, 2004 under the Credit Agreement. The Company had $29.2 million in borrowing capacity available at September 30, 2004.

At September 30, 2004, the Company had unsecured, uncommitted arrangements with three banks under which it could borrow up to $13.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at September 30, 2004.

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At September 30, 2004, the Company was not a party to any interest rate swap agreements. During the quarter ended September 30, 2004, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that matured on September 1, 2004. These swaps, which matured on September 1, 2004, converted a notional amount of $64.0 million from a fixed rate to a floating rate in conjunction with the Company’s ongoing debt management strategy. These arrangements were designated and qualified as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Net interest differentials earned from the interest rate swaps of $0.3 pretax (or $0.01 per diluted share) and $1.3 million pretax (or $0.03 per diluted share) were recorded as reductions to interest expense for the three- and nine-month periods ended September 30, 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on long-term debt by 0.51 and 0.79 percentage points for the three- and nine-month periods ended September 30, 2004.

Borrowings have the following scheduled maturities.

	Payments Due by Period
			1-2	3-4	After
September 30, 2004	Total	Less than 1 year	years	years	4 years
(in thousands)
Long-term debt	$248,760	$15,005	$76,755	$157,000	$—

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
			1-3	4-5	After
September 30, 2004	Total	Less than 1 year	years	years	5 years
(in thousands)
Lines of credit(1)	$29,200	$—	$29,200	$—	$—
Standby letters of credit	8,444	8,444	—	—	—
Bank guarantees	4,095	4,095	—	—	—
Surety bonds	3,949	3,949	—	—	—

Total commercial commitments	$45,688	$16,488	$29,200	$—	$—

(1)	The Company entered into a credit agreement with a group of six banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. The amount of any borrowing under the Credit Agreement is subject to a borrowing base comprised of a portion of the Company’s receivables and inventories located in the United States. The Company’s borrowing capacity under the Credit Agreement as of September 30, 2004 was $29.2 million.

Stockholders’ equity increased by $452.0 million, or 164.7%, during the first nine months of 2004 due primarily to the Merger partially offset by net loss for the nine months ended September 30, 2004 of $3.4 million and dividends of $4.9 million.

Off-Balance Sheet Arrangements

The Company was not a party to any of the following types of off-balance sheet arrangements at September 30, 2004:

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

During the nine months ended September 30, 2004:

•	The Company did not change any of its existing critical accounting policies but has adopted a new critical accounting policy regarding purchase accounting for the Merger:

Fair value of assets acquired and liabilities assumed in the Merger

The Merger was accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. First, management must estimate the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost must then be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Merger consummation date. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilized third party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired;

•	No existing accounting policies became critical accounting policies due to an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Outlook

Based on current orders, management believes that the continuing operations of Belden CDT will generate revenues in the range of $300.0 to $310.0 million for the quarter ending December 31, 2004. Management believes that the Company’s operating margin, adjusted to exclude merger-related expenses and charges for severance, asset impairment and other restructuring actions, will be similar in the fourth quarter of 2004 with the third quarter of 2004.

Costs for such raw materials as copper, Teflon® FEP and commodities derived from petroleum and natural gas have increased substantially due to worldwide demand, temporary supply restrictions and the effect of a weaker United States dollar in relation to other currencies. Business units of Belden CDT raised sales prices across most product lines at different times during the year to offset these increased costs. The Company has expressed an intent to continue to recapture the cost of raw material increases through its pricing. In regard primarily to the legacy Belden operations in Europe, Belden CDT was able during the third quarter (after significant delays) to achieve a portion of its price increase objectives to offset rising material costs, but because the competitive environment in that market is characterized by excess capacity and price competition, the Company is uncertain whether the improved pricing will be sustained or whether the Company will be forced to lower prices, offer discounts, or suffer the loss of sales volume in this market.

Management expects that the Company’s discontinued operations will generate a net loss of $1.9 million in the fourth quarter of 2004, net of tax benefit. The Company expects that the discontinued operations will continue to generate operating losses in 2005 until they are completely closed and the assets are disposed. The Company anticipates the liquidation of assets of discontinued operations will generate cash that will largely offset cash severance payments that have been recognized.

The Company has incurred severance charges having to do with the discontinuation of certain operations and with other actions intended to reduce costs. The amount of the charges recognized but not funded as of September 30, 2004 is $20.7 million. Management expects that the portion of the charges that will be funded in the fourth quarter of 2004 is $4.4 million, which will have a negative effect on cash flow. Management expects that there may be additional restructuring charges (severance and asset impairment) in future periods that will have a negative effect on operating results in the short term and a negative effect on cash flow.

As of the merger date, the inventory of the legacy CDT operations was adjusted to fair market value (FMV) under the rules of purchase accounting. The effect of the adjustment was to increase the initial carrying value of the inventory by $3.7 million. During the third quarter of 2004, sales of the legacy CDT inventory consumed $2.2 million of this FMV adjustment in cost of goods sold. The remainder of the initial adjustment, $1.5 million, remained in inventory as of September 30, 2004, and will become part of cost of goods sold mostly in the fourth quarter of 2004 with a small amount in future quarters as the rest of the subject inventory is sold. The effect will be to increase cost of goods sold and reduce net income in the fourth quarter and future quarters.

In connection with the merger, the Company granted retention and integration awards to certain employees. These awards consist of cash and restricted stock and are payable in three installments. The first installment was paid to the grantees in the third quarter of 2004. The second and third installments will be paid on the first and second anniversary dates of the merger (July 15, 2005 and 2006) subject to certain conditions with respect to the grantees’ continued employment with the Company. The Company plans to accrue the expense for the second and third installments quarterly, having begun with the third quarter of 2004 and ending with the second quarter of 2006. Management anticipates that the amount of the expense will be $0.7 million quarterly or $2.8 million annually. The cash expenditure in July 2005 and 2006 will be approximately $2.2 million in each year.

Because of net-operating-loss carryforwards, the Company anticipates that it will not make cash payments of United States income taxes during the fourth quarter of 2004 or during 2005. Cash payments of income taxes will occur for some local and non-U.S. jurisdictions.

The Company is a party to a sales incentive agreement under which a customer promised to pay the Company up to $3.0 million in 2004 and $3.0 million in 2005 unless the customer purchased a certain volume of products from the Company in each of the years. Because the customer has not met and is not expected to meet the purchase requirements during 2004, the Company expects to recognize other operating income of $3.0 million during the fourth quarter of 2004 and to receive cash payment of $3.0 million in the first quarter of 2005.

Management believes depreciation and amortization expense for Belden CDT will be approximately $9.4 in the fourth quarter of 2004. The Company has estimated that depreciation and amortization expense in the year 2005 will be approximately $42.0 million. Capital expenditures for Belden CDT in the fourth quarter of 2004 should be approximately $5.6 million.

Belden CDT anticipates funding $2.1 million during the fourth quarter of 2004 to its defined benefit pension plans and other postretirement plans. Belden CDT expects to repay $15.0 million of long-term notes in August 2005 as they become due. Belden CDT anticipates it will have sufficient funds to satisfy these cash requirements.

The Company is engaged in an effort to liquidate its excess real estate in the United States, Canada and Europe. The Company has listed for sale several buildings with combined net book value of approximately $28.4 million. Management anticipates that net proceeds from the sale of real estate in the fourth quarter of 2004 will be approximately $6.8 million if transactions close as scheduled.

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

Actual results for Belden CDT may differ materially from such forward-looking statements for the following reasons: changing economic conditions in North America, Europe and Asia (and the impact such conditions may have on sales); increasing price, product and service competition from local and international competitors (including new entrants); the creditworthiness of customers; the continued ability of Belden CDT to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the ability of Belden CDT to successfully integrate its operations and to realize expected synergies and cost savings; the ability of Belden CDT to retain key personnel; the ability of Belden CDT to transfer production to new or existing facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of products by customers and end users; changes in raw material costs (specifically, costs for copper, Teflon® FEP and commodities derived from petroleum and natural gas) and availability; changes in transportation costs; changes in foreign currency exchange rates; the pricing of products (including the ability of Belden CDT to adjust product pricing in a timely manner in response to raw material and transportation cost volatility); the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Electronic segment on sales to certain large distributors); the threat of war and terrorist activities; general industry and market conditions and growth rates; and other factors noted in Belden’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Belden’s report on form 8-K filed with the SEC on May 25, 2004, CDT’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003, CDT’s Registration Statement on Form S-4 filed on March 24, 2004 and other Securities Exchange Act of 1934 filings.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2004 (the end of the period covered by this report), the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in this report is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. As discussed below, there have been changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

As background, effective July 15, 2004, Belden and the Company completed a merger transaction, which resulted in the Company changing its name from CDT to Belden CDT Inc. and Belden becoming a wholly owned subsidiary of the Company. Although the Company (formerly CDT) was deemed to be the legal acquirer and, therefore, the registrant for purposes of Exchange Act reporting going forward, Belden was considered the acquirer for accounting purposes. CDT’s independent auditor was Deloitte & Touche LLP (DT) while Belden’s independent auditor was Ernst & Young LLP (EY). At a meeting held on August 31, 2004, the audit committee of the Company’s Board of Directors approved the engagement of EY as its independent auditor for the fiscal year ending December 31, 2004.

DT had previously issued a letter dated October 27, 2003, to CDT’s Audit Committee, reporting matters that came to DT’s attention in connection with its review of CDT’s financial statements for the year ended July 31, 2003. DT noted a “Reportable Condition” as defined under the standards established by the American Institute of Certified Public Accountants, expressing its belief that CDT needed to (i) expand financial accounting resources at the Corporate level, (ii) develop and communicate accounting policies and procedures on a Corporate-wide basis and (iii) enhance oversight of the accounting and financial reporting process.

Since the time of the merger transaction with Belden, the Company has conformed Belden’s and CDT’s internal control over financial reporting resulting in changes that have improved both Belden’s and CDT’s previous internal controls over financial reporting. These changes are: (i) CDT’s corporate functions for accounting, tax, treasury and financial reporting have been merged into and are conducted or directed by the larger former Belden corporate staff, (ii) Belden’s previous internal control policies have been revised and amended to develop formal, written internal control policies applicable to all operating units which have been communicated and applied Company-wide and (iii) an organizational structure that provides a divisional-management level review of individual reporting, unit level accounting, reporting processes and financial results has been implemented Company-wide. As a result of this revised structure, the Company has reduced the number of its reporting units and has centralized routine processes in its larger business units. These measures, in turn, have improved the Company’s systems through greater segregation of duties and controls over financial reporting.

The Company believes the above collective changes have improved its internal control over financial reporting and substantially address the concerns expressed in DT’s letter of October 27, 2003 to CDT’s Audit Committee. Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company, commencing with its 2004 Annual Report, to provide management’s annual report on its assessment of the effectiveness of its internal control over financial reporting and, in connection with such assessment, an attestation report of its registered public accountant, EY. The Company is in the process of conducting this assessment and based on the result of procedures performed to date has identified significant internal control deficiencies relating to the valuation of inventory at certain former CDT operating locations. The Company has also identified a significant deficiency in its temporary consolidation procedures relating to legacy CDT operations implemented for the integration period following the Merger. The Company has implemented additional internal control activities that are designed to mitigate these deficiencies and plans to take additional actions in connection with changes resulting from the merger that the Company believes are appropriate. However, at this time, due to the ongoing evaluation and testing of the Company’s internal control over financial reporting, there can be no assurance that the Company will not identify additional significant deficiencies or a material weakness.

Due to the complexity of the CDT operations, the implementation of Belden’s internal controls over financial reporting throughout such operations is a lengthy process. Because the merger of Belden and CDT occurred in the latter half of the year it would be difficult for the Company to complete its assessment of internal controls over financial reporting at the CDT operations as of December 31, 2004 as required by Section 404 of the Sarbanes-Oxley Act. EY has also advised that it may not be able to complete its attestation procedures with respect to the CDT operations in sufficient time to allow the timely filing of the Company’s 2004 Annual Report. Due to these issues and in order to permit the timely completion of the Company assessment and EY attestation under Section 404, the Company will likely elect to exclude the CDT operations from the scope of the Company’s 2004 annual assessment as allowed under the guidance provided by the SEC in Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions issued October 6, 2004.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (about 219 of which the Company was aware at October 28, 2004) in which the Company is one of many defendants, none of which is scheduled to go to trial in 2004 and twelve of which are scheduled for trial during 2005.

Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. As of October 28, 2004, in 33 of these cases, plaintiffs generally allege only damages in excess of some dollar amount (i.e., in one case, not less than $15 thousand and in the other cases, not less than $50 thousand). In 182 of these cases, plaintiffs generally do not allege a specific damage demand. As to the other 4 cases, the plaintiffs generally allege monetary damages for a specified amount, the largest amount claimed being $10 million compensatory and $10 million punitive damages (which has been asserted in two of these cases). In none of these cases do plaintiffs allege claims for specific dollar amounts as to any defendant. Based on the Company’s experience in such litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company’s ultimate liability.

Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber, which was usually encapsulated or embedded and lacquer-coated or covered by another material. Exposure to the fiber would have occurred, if at all, while stripping (cutting) the wire or cable that had such fiber. It is alleged by claimants that exposure to the fiber may result in respiratory illness. Generally, stripping was done to repair or to attach a connector to the wire or cable. Alleged predecessors of the Company had a small number of products that contained the fiber, but ceased production of such products more than fifteen years ago.

Through October 28, 2004, the Company had been dismissed in approximately 57 similar cases without any going to trial or any payment to the claimant. Some of these cases were dismissed without prejudice primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. Only one case has involved a settlement, with the Company paying $1,275.00 and two of its insurers paying the remainder. The Company has insurance that it believes should cover a significant portion of any defense, settlement or judgment costs borne by the Company in these types of cases and, under an agreement with the Company, two insurance carriers are paying 83% of the defense costs in these types of cases and defense costs do not erode their policy limits.

The Company vigorously defends these cases. As a separate matter, liability for any such injury generally should be allocated among all defendants in such cases in accordance with applicable law. From 1996 through October 28, 2004, the total amount of litigation costs paid by the Company for all cases of this nature was approximately $194 thousand. In the opinion of the Company’s management, the proceedings and actions in which the Company is involved should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 5. OTHER INFORMATION

Our independent auditor, EY, recently notified the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board and the Audit Committee of our Board of Directors that certain non-audit services EY performed in China for a large number of public companies, including Belden CDT, were thought to have raised questions regarding EY’s independence in its performance of audit services.

With respect to Belden CDT, from 2001 through June 2004, affiliates of EY performed tax calculation, preparation and remittance services for subsidiaries of the Company and a small number (fewer than a dozen) of employees located in China. The payment of those taxes involved handling of Company related funds, which is not permitted under SEC auditor independence rules. These payment services by affiliates of EY have been discontinued. The amount of taxes paid by EY were less than $65 thousand each year and fees paid to EY in connection with these services were less than $15 thousand each year. The Company believes the tax and fee amounts are de minimis.

The Audit Committee and EY have considered the impact that the holding and paying of these funds may have had on EY’s independence with respect to the Company and have concluded that there has been no impairment of EY’s independence. In making this determination, the Audit Committee considered the de minimis amount of funds involved, the administrative nature of the actions, that the EY affiliates involved performed no audit services related to the Company and that the subsidiaries involved were immaterial to the consolidated financial statements of the Company.

ITEM 6.EXHIBITS

Exhibit 2.1	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 25, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (Incorporated by reference to Exhibit 2.2 to Cable Design Technologies Corporation’s Registration Statement on Form S-4/A (File no. 333-113875))

Exhibit 4.1*	Amendment to Rights Agreement dated as of December 11, 1996, by and between Belden CDT Inc. and Equiserve Trust Company, N.A., successor to The First National Bank of Boston, as rights agent

Exhibit 10.1*	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and C. Baker Cunningham

Exhibit 10.2*	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Richard K. Reece

Exhibit 10.3*	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Kevin L. Bloomfield

Exhibit 10.4*	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and D. Larrie Rose

Exhibit 10.5*	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Robert W. Matz

Exhibit 10.6*	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Stephen H. Johnson

Exhibit 10.7*	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Cathy O. Staples

Exhibit 10.8*	Retention Award Letter Agreement dated July 8, 2004 between Cable Design Technologies Corporation (now Belden CDT Inc.) and Robert Canny

Exhibit 10.9*	Retention Award Letter Agreement dated July 8, 2004 between Cable Design Technologies Corporation (now Belden CDT Inc.) and David R. Harden

Exhibit 10.10*	Retention Award Letter Agreement dated July 8, 2004 between Cable Design Technologies Corporation (now Belden CDT Inc.) and Peter Sheehan

Exhibit 10.11	Retention Agreement dated as of May 14, 2004 among Fred C. Kuznik, Cable Design Technologies Corporation (now Belden CDT Inc.) and Cable Design Technologies Inc. (Incorporated by reference to Exhibit 10.3 to Cable Design Technologies Corporation’s Registration Statement on Form S-4/A (File no. 333-113875))

Exhibit 10.12	Form of Retention Agreement among George Graeber, Cable Design Technologies Corporation (now Belden CDT Inc.) and Cable Design Technologies Inc. (Incorporated by reference to Exhibit 10.4 to Cable Design Technologies Corporation’s Registration Statement on Form S-4/A (File no. 333-113875))

Exhibit 10.13*	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and C. Baker Cunningham

Exhibit 10.14*	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Richard K. Reece

Exhibit 10.15*	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Kevin L. Bloomfield

Exhibit 10.16*	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and D. Larrie Rose

Exhibit 10.17*	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Robert W. Matz

Exhibit 10.18*	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Stephen H. Johnson

Exhibit 10.19*	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Cathy O. Staples

Exhibit 10.20*	Form of Restricted Stock Grant under the 2001 Cable Design Technologies Corporation Long-Term Incentive Plan to each of Bryan C. Cressey, Lance C. Balk, Glenn Kalnasy, and Michael F.O. Harris in the amount of 2,000 shares each.

Exhibit 10.21*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and C. Baker Cunningham

Exhibit 10.22*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Richard K. Reece

Exhibit 10.23*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Kevin L. Bloomfield

Exhibit 10.24*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and D. Larrie Rose

Exhibit 10.25*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Robert W. Matz

Exhibit 10.26*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Stephen H. Johnson

Exhibit 10.27*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Cathy O. Staples

Exhibit 10.28*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Christopher I. Byrnes

Exhibit 10.29*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and John M. Monter

Exhibit 10.30*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Lorne D. Bain

Exhibit 10.31*	First Amendment to Indemnification Agreement dated as of July 14, 2004 between Belden Inc. (assumed by Belden CDT Inc.) and Bernard G. Rethore

Exhibit 10.32*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and C. Baker Cunningham

Exhibit 10.33*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Richard K. Reece

Exhibit 10.34*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Kevin L. Bloomfield

Exhibit 10.35*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and D. Larrie Rose

Exhibit 10.36*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Robert W. Matz

Exhibit 10.37*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Stephen H. Johnson

Exhibit 10.38*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Cathy O. Staples

Exhibit 10.39*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Robert Canny

Exhibit 10.40*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Peter Sheehan

Exhibit 10.41*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Christopher I. Byrnes

Exhibit 10.42*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and John M. Monter

Exhibit 10.43*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Lorne D. Bain

Exhibit 10.44*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Bernard G. Rethore

Exhibit 10.45*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Bryan C. Cressey

Exhibit 10.46*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Ferdinand C. Kuznik

Exhibit 10.47*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Lance C. Balk

Exhibit 10.48*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Michael F.O. Harris

Exhibit 10.49*	Indemnification Agreement dated as of September 1, 2004 between Belden CDT Inc. and Glenn Kalnasy

Exhibit 10.50*	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan

Exhibit 10.51*	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan

Exhibit 10.52*	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)

Exhibit 10.53*	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004

Exhibit 10.54*	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)

Exhibit 10.55*	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004

Exhibit 10.56	Fourth Amendment to the Belden Wire & Cable Company Retirement Savings Plan (Incorporated by reference to Exhibit 10.8 to Belden CDT Inc.’s Registration Statement on Form S-8 filed in connection with the Belden Wire & Cable Company Retirement Savings Plan, the Belden Inc. 2003 Long-Term Incentive Plan and the Belden Inc. Long-Term Incentive Plan (File no. 333-117906))

Exhibit 10.57	Amendment to Belden Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.11 to Belden CDT Inc.’s Registration Statement on Form S-8 filed in connection with the Belden Wire & Cable Company Retirement Savings Plan, the Belden Inc. 2003 Long-Term Incentive Plan and the Belden Inc. Long-Term Incentive Plan (File no. 333-117906))

Exhibit 10.58	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Belden CDT Inc.’s Registration Statement on Form S-8 filed in connection with the Belden Wire & Cable Company Retirement Savings Plan, the Belden Inc. 2003 Long-Term Incentive Plan and the Belden Inc. Long-Term Incentive Plan (File no. 333-117906))

Exhibit 10.59*	Amendment to Belden Inc. 2003 Employee Stock Purchase Plan

Exhibit 10.60*	Amendment to Belden U.K. Employee Share Ownership Plan

Exhibit 10.61*	Amendments to Amended and Restated 1988 Employee Stock Purchase and Option Plan (Intercole Holding Corporation), Long Term Performance Incentive Plan (1993), Supplemental Long-Term Performance Incentive Plan (1995), Non-Employee Director Plan (1995), Management Stock Award Plan (1998), 1998 Employee Stock Purchase Plan, 1999 Long-Term Performance Incentive Plan and 2001 Long-Term Performance Incentive Plan

Exhibit 10.62*	First Amendment to Credit and Security Agreement dated as of May 10, 2004, among Belden Inc., Belden Technologies, Inc., Belden Communications Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, and Wachovia Bank, National Association, as Agent

Exhibit 10.63*	Consent Under and Second Amendment to Credit and Security Agreement dated as of May 26, 2004, among Belden Inc., Belden Technologies, Inc., Belden Communications Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, and Wachovia Bank, National Association, as Agent

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN CDT INC.

Date: November 15, 2004	By:	/s/ C. Baker Cunningham
C. Baker Cunningham
President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Richard K. Reece
Richard K. Reece
Vice President, Finance and Chief Financial Officer