Form 10-K
period 2004-12-31
BELDEN CDT INC.
filed 2005-03-31
CIK 913142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file no. 001-12561
BELDEN CDT INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3601505
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7701 Forsyth Boulevard
Suite 800
St. Louis, Missouri 63105
(Address of Principal Executive Offices and Zip Code)
(314) 854-8000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Act).     Yes ☑          No ☐
      At June 30, 2004, the aggregate market value of Common Stock of Belden Inc. (the accounting acquirer in the July 15, 2004 merger involving the registrant) held by non-affiliates was $539,999,226 based on the closing price ($21.43) of such stock on such date.
      There were 47,002,801 shares of registrant’s Common Stock outstanding on March 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2004 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1.	Business
General
      Belden CDT designs, manufactures and markets high-speed electronic cables, connectivity products and related items for the specialty electronics and data networking markets. We focus on segments of the worldwide cable and connectivity market that require highly differentiated, high-performance products. We add value through design, engineering, excellence in manufacturing, product quality, and customer service.
      On July 15, 2004, Belden Inc. (Belden) and Cable Design Technologies Corporation (CDT) completed a merger transaction pursuant to which Belden became a wholly owned subsidiary of CDT and CDT (as the surviving parent) changed its name to Belden CDT Inc. Due in part to Belden’s shareholders as a group having received a larger portion of the voting rights in the combined entity, Belden was considered the acquirer for accounting purposes. As a result, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations under accounting principles generally accepted in the United States. For financial reporting purposes, the Belden historical financial statements and fiscal year are used for reporting following the merger. For federal securities law purposes, CDT (now Belden CDT) remains the reporting entity following the merger. For more information about the merger, see Note 3, Business Combinations, to Belden CDT’s Consolidated Financial Statements in Item 8 of this Annual Report on Form  10-K.
      Belden CDT Inc. is a Delaware corporation incorporated in l988. Its predecessor company, Intercole Inc., began a series of more than 20 acquisitions in the wire and cable industry in 1985 with the acquisition of West Penn Wire. Other significant acquisitions by CDT included Mohawk Wire & Cable, the communication cable division of Northern Telecom Limited and HEW. In 1993, CDT became a public company as it issued 3,500,000 shares of stock in an initial public offering.
      Belden’s history goes back even further than that of CDT. The Belden business, started in Chicago in 1902 as Belden Manufacturing Company, began by manufacturing silk insulated wire and insulated magnet wire. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. (Cooper) as part of Cooper’s acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper. In 1993, the business was transferred to Belden Wire & Cable Company, a wholly owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of 23,500,000 shares of common stock of Belden Inc. Belden has since acquired numerous businesses, including Alpha Wire Company and Cable Systems International Inc. In mid-2004, Belden sold the assets of the North American operations of its former Communications segment. For more information regarding this asset sale, see Note 4, Discontinued Operations, to Belden CDT’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
      With the merger of Belden and CDT, the Company began reporting under two business segments: Electronics and Networking. Financial information about Belden CDT’s two business segments appears in Note 22, Industry Segments and Geographic Information, to Belden CDT’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
      As used herein, unless a business segment is identified or the context otherwise requires, “Belden CDT”, the “Company” and “we” refer to Belden CDT Inc. and its subsidiaries as a whole.
Products
      Belden CDT produces and sells cable and wire products, connectivity products, and other products. In each of the last three years, cable and wire products accounted for more than 90 percent of the Company’s revenues.

      Our various wire and cable configurations are produced and sold by both the Electronics business segment and the Networking business segment. These configurations include:

•	Multiconductor cables, consisting of two or more insulated conductors that are twisted into pairs or quads and cabled together, or run in a parallel configuration as a flat cable.

•	Coaxial cables, consisting of a central inner conductor surrounded by a concentric outer conductor or shield. A dielectric material separates the two conductors and a jacket covers the overall construction. The inner conductor is usually copper or copper-covered steel, while the outer conductor is usually a metallic tape or a wire braid.

•	Fiber optic cables, which transmit light signals through glass or plastic fibers. Fiber optic cables may be either multimode or single mode. We purchase coated fibers and manufacture multimode fiber optic cables for use in data networking and other applications.

•	Lead, hook-up and other wire products. Lead and hook-up wires consist of single insulated conductor wire that is used for electrical leads. Insulation may be extruded or laminated over bare or tinned copper conductors.

•	Composite cable configurations. A composite cable may be any combination of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve a complex application and provide ease of installation.
      Our connectivity products are produced and sold primarily by the Networking business segment for data networking applications. Connectivity products include connectors, patch panels, and interconnect hardware and other components. They are typically sold as part of an end-to-end structured cabling solution.
      Other products include cabinets and enclosures, tubing and sleeving products to protect and organize wire and cable, passive components such as Power Over Ethernet modules, and services.
Markets and Products, Electronics Segment
      Our Electronics business segment designs, manufactures and markets metallic and fiber optic wire and cable products, with applications in a wide variety of markets. We group these into the following broader markets: Industrial; Video, Sound and Security; and Transportation and Defense (as described in more detail below). The Electronics business segment contributed approximately 63%, 69%, and 68% of Belden CDT’s consolidated revenues in 2004, 2003 and 2002, respectively.
      Industrial. We define the industrial market broadly to include applications ranging from advanced industrial networking and robotics to traditional instrumentation and control systems. Our products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. We offer multiconductor, coaxial, fiber optic and composite cables for all these applications. We provide insulated single-conductor lead and hook-up wire, including heat-resistant PTFE lead wire for electrical leads in motors, internal wiring, and test equipment. We also supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. We sell our industrial products primarily through wire specialist distributors, industrial distributors and re-distributors, and directly to original equipment manufacturers (OEMs).
      Video, Sound and Security. We manufacture a variety of multiconductor and coaxial products which distribute audio and video signals for use in broadcast television (including digital television and HDTV), broadcast radio, pre- and post-production facilities, recording studios and public facilities such as casinos, arenas and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems and consumer audio products. We offer a complete line of composite cables for the emerging market in home networking. Our primary market channels for these broadcast, music and entertainment products are broadcast specialty distributors and audio systems installers. We also sell directly to music OEMs and the major networks including NBC, CBS, ABC, Fox, BBC, RTL and satellite systems such as B-Sky-B. We also provide specialized cables for video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems. These products are sold primarily through distributors and also directly to specialty system integrators.
      Transportation and Defense. We provide specialized cables for use in commercial and military aircraft, including cables for fly-by-wire systems, fuel systems, and in-flight entertainment systems. Some of these products withstand extreme temperatures (up to 2000° F), are highly flexible, or are highly resistant to abrasion. We work with OEMs to have our products specified on aircraft systems and sell either directly to the OEMs or to specialized distributors or subassemblers. For the automotive market, we supply specialized cables for halogen headlights, for the oxygen sensors in catalytic converters, for air-bag actuators, and for satellite radio receivers. We market a complete line of marine cables meeting the specialized performance and safety standards of that market. Our cables are used in highway traffic signal control systems and mass-transit systems.
Markets and Products, Networking Segment
      Our Networking business segment designs, manufactures and markets metallic and fiber optic cable and connectivity products. The segment also designs, manufactures and sells cable products for the telecommunications market, cabinets and enclosures for network equipment, passive components such as Power Over Ethernet modules, and certain accessories for the management of cabling systems. The Networking business segment contributed approximately 37%, 31%, and 32% of Belden CDT’s consolidated revenues in 2004, 2003 and 2002 respectively.
      Networking. In the Networking market, we supply cable and connectivity products for the electronic and optical transmission of data, voice, and multimedia over local and wide area networks. Products in this segment include high-performance cables (including copper multiconductor, coaxial, and fiber optic cables), connectors, wiring racks, panels, and interconnecting hardware for end-to-end network structured wiring systems. Due to the expense and difficulty of installing fiber as compared with copper cables and the cost of transmitters, repeaters and other electronics required for a fiber optic system, fiber cables have generally been limited to riser applications and backbone sections of the local area network. Copper cables, which can also be used in riser and backbone applications, are predominant in premise wiring and horizontal portions of network systems. We offer complete cable and connectivity system solutions for the segment of the networking market that prefers an integrated product line, and we are also a significant provider of cable for customers who prefer an open-architecture approach, in which the system integrator will specify our cables for use with the connectivity components of other suppliers.
      Our primary channels to the Networking market include distributors and systems integrators who design and install data/voice systems.
      Communications. Within the Communications market, we supply multiconductor and coaxial cable products that transmit voice, video, and data signals through the public telephone network. Although we exited the North American telecommunications market in 2004, we continue to provide central office cable products worldwide. We provide a full range of telecommunications wire and cable products in Europe, primarily selling directly to service providers including British Telecom, Deutsche Telecom and Matav (in Hungary) and, to a lesser extent, through distributors. We supply outside plant cable (also called exchange cable), service distribution wire and central office cable. We also provide cable cutting and inventory management services to certain telecom customers.
      Also within the Communications market, we manufacture flexible, copper-clad coaxial cable for high-speed transmission of voice, data and video (“broadband”), used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems (DBS). We sell CATV cable directly to multiple systems operators, who operate CATV systems throughout the world, and through CATV and electronic distributors. In Europe, we manufacture copper-based CATV trunk distribution cables that meet local specifications and are widely used throughout the region. We also sell coaxial cables used in connection with wireless applications, such as cellular, PCS, PCN and GPS, primarily through distributors.
Customers
      We sell to distributors and directly to OEMs and installers of equipment and systems. Sales to the distributor Anixter International Inc., including sales by both our Electronics business segment and our Networking business segment, represented approximately 20% of our sales in 2004. Sales to BT Group PLC by our Networking business segment represented approximately 10% of our total sales.
      We have supply agreements with distributors and with OEM customers in the United States, Canada, Europe, and elsewhere. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts or for a significant period of time. The loss of one or more large customers or distributors could, at least in the short term, result in lower total sales and profits. However, we believe that our relationships with our customers are satisfactory and that the customers choose Belden CDT products due to, among other reasons, the breadth of our product offering and the quality and performance characteristics of our products.
      There are potential risks in our relationships with distributors. For example, adjustments to inventory levels maintained by distributors (which adjustments may be accelerated through consolidation among distributors) may adversely affect sales on a short-term basis. Further, in both segments of our business certain distributors are allowed to return certain inventory, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. We have recorded a liability for the estimated impact of this return policy.
      In Europe, we sell directly to telecommunications service providers, and in some cases we have long-term supply agreements, generally three years in duration. Due to the size of these contracts, the award or loss of a contract may have a material impact on the operating performance of the Company. In addition, the order pattern for these customers can vary due to their operational priorities, weather, financial condition, budget constraints, maintenance policies and other factors.
International Operations
      Both business segments of the Company have manufacturing facilities in Canada and Europe, and both segments have sales in international markets. The Company has sales offices in Europe, Asia, and Latin America. During 2004, approximately 49% of Belden CDT’s sales from continuing operations were for locations outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.
      Our international opportunities are accompanied by risks arising from economic and political considerations in the countries served. Changes in the relative value of currencies take place from time to time and their effects on the Company’s results of operations may be favorable or unfavorable. On rare occasions, we engage in foreign currency hedging transactions to mitigate these effects. Much of the material we sell in Europe is made in Europe, reducing our currency risk for that region. For more information about Belden CDT’s foreign currency exposure management, see Note 2, Summary of Significant Accounting Policies, to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
      The past few years have been characterized by consolidation of manufacturing operations in our industry worldwide in response to both changes in demand and improvements in productivity. A risk associated with our European manufacturing operations is the relative expense and length of time required to reduce manufacturing employment in European countries (if needed), compared with operations in the United States.
      The Company’s foreign operations are subject to risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

      Financial information for Belden CDT by geographic area is shown in Note 22, Industry Segments and Geographic Information, to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Competition
      Belden CDT faces substantial competition in its major markets. The number and size of our competitors varies depending on the product line and business segment.
      For both our business segments, the market can be generally categorized as highly competitive with many players. Some multinational competitors have greater financial, engineering, manufacturing and marketing resources than we have. Additionally, certain international competitors operate in lower cost regions of the world, which could result in a cost advantage. There are also many regional competitors that have more limited product offerings.
      The principal competitive factors in all our product markets are product features, availability, price, customer support and distribution coverage. The relative importance of each of these factors varies depending on the specific product category. Some products are manufactured to meet published industry specifications and cannot be differentiated on the basis of product characteristics. We believe, however, that Belden CDT stands out in many of its markets on the basis of its customer service, delivery, product quality, and breadth of product line.
      Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require continued investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will continue to make such investments or that we will be successful in maintaining such advantages.
Research and Development
      Belden CDT engages in a continuing research and development program, including new and existing product development, testing and analysis, process and equipment development and testing, and compound materials development and testing. For information about the amount spent on research and development, see Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Patents and Trademarks
      Belden CDT has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and advances in equipment and processes as part of our ongoing research, development and manufacturing activities. We own many patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate our patents and trademarks are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent or trademark or group of patents or trademarks to be material to the business as a whole, except for the Belden® trademark and the CDT (and design)® trademarks. Belden CDT’s patents and trademarks are used by both the Electronics and the Networking business segments.
Raw Materials
      The principal raw material used in many of our products, for both business segments, is copper. Other materials that we purchase in large quantities include Teflon® FEP, PVC, and polyethylene. We also use color chips, insulating materials such as plastic and rubber, shielding tape, plywood and plastic reels, corrugated cartons, aluminum, steel and optical fiber. With respect to all major raw materials used by the Company, we generally have either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.
      Belden CDT sources a minor percentage of its finished products from a network of manufacturers under private label agreements.

      For information on price risk related to copper and certain petroleum-based commodities, see Note 2, Summary of Significant Accounting Policies, and Note 18, Unconditional Purchase Obligation, to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Backlog
      Our business is characterized generally by short-term order and shipment schedules, and many orders are shipped from inventory. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2004, the Company’s backlog of orders believed to be firm was $74.9 million (most of which was attributable to the Electronics business segment) compared with $38.8 million at December 31, 2003. The Company believes that all such backlog will be filled in 2005.
Environmental Matters
      The Company is subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area.
      A former Belden CDT facility in Shrewsbury, Massachusetts was sold to a third party in 1992, subject to an indemnification in favor of the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Contaminated soil has been removed, and groundwater remediation has been suspended. Site closure documents have been submitted to the state environmental agency for review and approval. The Company will close the groundwater system upon approval of the closure application by the state agency.
      The facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and groundwater contamination was identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and some form of remediation may be necessary. We have recorded a liability for the estimated costs. In addition, we may need to make capital expenditures to install groundwater treatment equipment. We do not expect the capital expenditures to materially affect our financial results or cash flow.
      We are named as a defendant in the City of Lodi, California’s federal lawsuit along with over 100 other defendants. The complaint, brought under federal, state and local statutory provisions, alleges that property previously owned by our predecessor contributed to groundwater pollution in Lodi. There has been no validation or investigation to demonstrate or deny the City’s claim that the property allegedly owned by our predecessor is a potential pollution site. An investigation in the area is currently being planned, with a trial date tentatively scheduled to begin by September 2006. Because this claim is in the early stages of assessment, we cannot predict at this time the extent of liability, and we have recorded a liability for the estimated costs related to resolution of the matter.
      Environmental contamination has been identified in the soil and groundwater at a facility we own in Kingston, Ontario. Such contamination occurred prior to our purchase of the business in 1996. Nortel Networks Corp. (Nortel), the prior owner of such facility, has indemnified us, and retained responsibility for monitoring and, as required, remediation of such contamination. In the event Nortel was unable to pay these obligations, we would be liable for all or most of such obligations.
      The Company has been identified as a potentially responsible party (PRP) with respect to three sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than 1% of the waste are often given the opportunity to settle as “de minimis” parties, resolving their liability for a particular site. The number of sites with respect to which the Company has been identified as a PRP has decreased in part as a result of “de minimis” settlements.
      Belden CDT does not own or operate any of the three waste sites with respect to which it has been identified as a PRP. In each case, Belden CDT is identified as a party that disposed of waste at the site. With respect to two of the sites, Belden CDT’s share of the waste volume is estimated to be less than 1%. At the third site, Belden CDT contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for these sites, we believe, based on our preliminary review and other factors, including Belden CDT’s estimated share of the waste volume at the sites, that the costs relating to these sites will not have a material adverse effect on our results of operations or financial condition. We have an accrued liability on the balance sheet to the extent such costs are known and estimable for such sites.
      We do not currently anticipate any material adverse effect on our results of operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations, or cleanup costs at the facilities and sites discussed above. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.
Employees
      As of December 31, 2004, Belden CDT had approximately 6,100 employees and about 650 workers under contract manufacturing arrangements in Mexico. Approximately 3,000 employees are covered by collective bargaining agreements at various locations around the world. The Company believes that its relationship with its employees is good.
Importance of New Products and Product Improvements;
Impact of Technological Change; Impact of Acquisitions
      Many of the markets that Belden CDT serves are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. These trends require ongoing improvements in the capabilities of cable and connectivity products, and present recurring opportunities for Belden CDT and others to introduce more sophisticated products. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes.
      Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the majority of Belden CDT’s sales. Fiber optic cables have significant advantages over copper-based cables in applications where large amounts of information must travel great distances. But due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection, we believe that copper cable is still the solution with the best combination of performance and cost for all but the trunk and riser portions of data networks and similar applications. We produce and market multimode fiber optic cables, and many customers specify these products in combination with copper cables. Advances in copper cable technologies and data transmission equipment have increased the relative performance of copper solutions. The final stage of most networks remains almost exclusively copper-based and we expect that it will continue to be copper for the foreseeable future. However, if there were a significant and rapid decrease in the cost of fiber optic systems relative to the cost of copper-based systems, without a further significant increase in copper capabilities, such systems could become superior on a price/performance basis to copper systems. We do not control our own source of optical fiber production and, although we cable optical fiber, we could be at a cost disadvantage to competitors who both produce and cable optical fiber.
      To date, the development of wireless devices has required the development of new wired platforms and infrastructure. In the future, wireless communications technology may represent a threat to both copper and fiber optic-based systems. We believe that the insufficient signal security, susceptibility to interference and jamming, and relatively slow transmission speeds of current systems restrict the use of wireless technology in many data communications markets. However, there are no assurances that future advances in wireless technology will not have an adverse effect on our business.
      Continued strategic acquisitions are an announced part of Belden CDT’s future strategy. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful.
Available Information
      Belden CDT Inc. maintains an Internet website at www.beldencdt.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.
New York Stock Exchange Matters
      Pursuant to the New York Stock Exchange (NYSE) listing standards, the Company submitted a Section 12(a) CEO Certification to the NYSE in 2004. Further, the Company is herewith filing with the Securities and Exchange Commission (as exhibits hereto), the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
Executive Officers
      The following sets forth certain current information with respect to the persons who are Belden CDT’s executive officers as of December 31, 2004. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position

C. Baker Cunningham	63	President, Chief Executive Officer and Director
Kevin L. Bloomfield	53	Vice President, Secretary and General Counsel
Robert Canny	48	Vice President, Operations and President, Specialty Products
Stephen H. Johnson	55	Treasurer
Robert W. Matz	59	Vice President, Operations and President, Networking
Richard K. Reece	49	Vice President, Finance and Chief Financial Officer
D. Larrie Rose	57	Vice President, Operations and President, Europe
Peter Sheehan	44	Vice President, Operations and President, Electronic Products
Cathy O. Staples	54	Vice President, Human Resources
      C. Baker Cunningham has been President, Chief Executive Officer and Director of the Company since July 16, 2004. From July 1993 until July 2004, Mr. Cunningham was Chairman of the Board, President, CEO and Director of Belden Inc. From February 1982 until July 1993, he was an Executive Vice President, Operations of Cooper Industries, Inc., a manufacturer of electrical equipment and tools and hardware. Mr. Cunningham has a B.S. degree in civil engineering from Washington University, an M.S. degree in civil engineering from Georgia Tech and an M.B.A. from the Harvard Business School.

      Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company since July 16, 2004. From August 1, 1993 until July 2004, Mr. Bloomfield was Vice President, Secretary and General Counsel of Belden Inc. He was Senior Counsel for Cooper from February 1987 to July 1993, and had been in Cooper’s Law Department from 1981 to 1993. He has a B.A. degree in economics and a J.D. degree from the University of Cincinnati and an M.B.A. from The Ohio State University.
      Robert Canny has been Vice President, Operations and President, Specialty Products, since July 16, 2004. He previously held the position of Group Vice President Specialty Products for Cable Design Technologies Corp. and was Vice President and General Manger of CDT’s Thermax operation. Prior to joining Thermax, Mr. Canny held management and technical positions at Rockbestos, Times Fiber and RFS Cablewave Systems. He holds a B.S. in Physics from Southern Connecticut State University and a M.S. in Industrial Engineering from the University of New Haven.
      Stephen H. Johnson has been Treasurer of the Company since July 2004, and was Treasurer of Belden Inc. from July 2000 to July 2004. He was Vice President, Finance of Belden Electronics from September 1998 through June 2000 and Director, Tax and Assistant Treasurer of Belden from October 1993 through August 1998. He was associated with the public accounting firm of Ernst & Young LLP from 1980 through September 1993 and was a partner with that firm since 1989. Mr. Johnson has a B.A. in History from Austin College and a Ph.D. in Philosophy from the University of Texas at Austin. He is a Certified Public Accountant.
      Robert W. Matz has been Vice President, Operations, and President, Networking since July 16, 2004. From May 2002 until July 2004 he was Vice President, Operations for Belden Inc. and President, Belden Communications. Before joining Belden, Mr. Matz served as Vice President of Ignition Products for Federal Mogul, a supplier of automotive products. Previously, he was Vice President and General Manager of Champion Ignition Products, a division of Cooper, and held other engineering and general management positions at Champion. Mr. Matz holds the degrees of Bachelor of Ceramic Engineering and M.S. in Ceramic Engineering from The Ohio State University and an M.B.A. from Wayne State University.
      Richard K. Reece has been Vice President, Finance and Chief Financial Officer of the Company since July 16, 2004. He held the same position at Belden Inc. from April 2002 until July 2004. He was Vice President, Operations of Belden and President, Belden Communications from June 1999 until April 2002, and was Vice President, Finance, Treasurer and Chief Financial Officer of Belden from August 1, 1993 until June 1999. Mr. Reece was associated with the public accounting firm of Ernst & Young LLP from 1978 until June 1993 and was a partner with that firm since 1989. He has a B.S. degree in Accounting from Auburn University and is a Certified Public Accountant.
      D. Larrie Rose has been Vice President, Operations and President, Europe, since July 16, 2004. He was Vice President, Operations of Belden and President, Belden Holdings Inc., from April 2002 until July 2004. He served as Vice President, Sales & Marketing for Belden Electronics from 1998 until 2002. From 1981 until 1998, Mr. Rose held various European management positions for Belden including Vice President, International Operations from 1995 until 1998. He has been with Belden since 1972. Mr. Rose has a B.S. degree from Ball State University.
      Peter Sheehan has been Vice President, Operations and President, Electronics Products, since July 16, 2004. From December 1995 until July 2004 he was Executive Vice President of Cable Design Technologies Corp. From 1990 to 1995 he was Senior Vice President, Sales and Marketing, for Berk-Tek, an Alcatel Company. Mr. Sheehan has a Bachelor of Arts and Science degree from Boston College.
      Cathy Odom Staples has been Vice President, Human Resources of the Company since July 16, 2004 and held the same position with Belden from May 1997 through July 2004. She was Vice President, Human Resources for Belden’s Electronic Products Division from May 1992 to May 1997. Ms. Staples has a B.S.B.A. degree in human resources from Drake University.

Item 2.	Properties
      Belden CDT has an executive office that it leases in St. Louis, Missouri, and various manufacturing facilities, warehouses and sales and administration offices. The significant facilities are as follows:

1. Used by the Electronics business segment:

Number of Properties	Primary Character	Owned or
by Country	(M=Manufacturing, W=Warehouse)	Leased

United States-18	12 M, 6 W	15 owned 3 leased
Canada-1	M	owned
Mexico-1	M	leased
The Netherlands-1	M	owned
United Kingdom-3	1 M, 2 W	1 owned 2 leased
Germany-2	M	1 owned 1 leased
Czech Republic-1	M	owned
Italy-2	M	1 owned 1 leased
Sweden-2	1 M, 1 W	owned

2. Used by the Networking business segment:

Number of Properties by	Primary Character	Owned or
Country	(M=Manufacturing, W=Warehouse)	Leased

United States-6	M	1 owned
5 leased
Canada-1	M	owned
United Kingdom-3	2 M, 1 W	owned
Czech Republic-1	M	owned	(1)
Denmark-1	M	owned
China-1	W	leased
Hungary-1	M	owned

(1)	This facility is shared with the Electronics business segment.
      The total square footage of all Electronics business segment locations and Networking business segment locations in North America are approximately 2.74 million square feet and 1.17 million square feet, respectively. The total square footage of all Electronics business segment locations and Networking business segment locations outside of North America are approximately 1.4 million square feet and ..78 million square feet, respectively. The Company believes its physical facilities are suitable for their present and intended purposes and adequate for the Company’s current level of operations.

Item 3.	Legal Proceedings
      The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (about 214 of which the Company was aware at March 7, 2005) in which the Company is one of many defendants, 24 of which are scheduled for trial during 2005.
      Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. As of March 7, 2005, in 24 of these cases, plaintiffs generally allege only damages in excess of some dollar amount (i.e., in one case, not less than

$15 thousand and in the other cases, in excess of $50 thousand). In 186 of these cases, plaintiffs generally do not allege a specific damage demand. As to the other four cases, the plaintiffs generally allege monetary damages for a specified amount, the largest amount claimed being $10 million compensatory and $10 million punitive damages (which has been asserted in two of these cases). In none of these cases do plaintiffs allege claims for specific dollar amounts as to any defendant. Based on the Company’s experience in such litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company’s ultimate liability.
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
      Through March 7, 2005, the Company had been dismissed in approximately 64 similar cases without any going to trial or any payment to the claimant. Some of these cases were dismissed without prejudice primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. Only one case has involved a settlement, with the Company paying $1,275.00 and two of its insurers paying the remainder. The Company has insurance that it believes should cover a significant portion of any defense, settlement or judgment costs borne by the Company in these types of cases and, under an agreement with the Company, two insurance carriers are paying 83% of the defense costs in these types of cases and defense costs do not erode their policy limits.
      The Company vigorously defends these cases. As a separate matter, liability for any such injury generally should be allocated among all defendants in such cases in accordance with applicable law. From 1996 through March 7, 2005, the total amount of litigation costs paid by the Company for all cases of this nature was approximately $216 thousand. In the opinion of the Company’s management, the proceedings and actions in which the Company is involved should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.
      See “Item 1. Business — Environmental Matters” regarding certain proceedings arising under environmental laws.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters
      Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” This ticker symbol was adopted upon the merger of Belden and CDT. The previous ticker symbol of Cable Design Technologies Corporation was CDT. Note that the share prices below reflect the stock price of CDT (not Belden) prior to the merger and reflect the price of Belden CDT Inc. (BDC) for the period since the merger, which occurred after the close of the market on July 15, 2004. Share prices for CDT have been adjusted to reflect the reverse one-for-two stock split that occurred one moment before the merger. The Company changed its fiscal year end from July 31 to December 31 as of the merger, and the share price information below reflects calendar quarters with the fourth quarter ended December 31.
      As of February 28, 2005, there were approximately 854 record holders of common stock of Belden CDT Inc.

      Belden CDT’s bylaws provide that, until the third anniversary of the merger of Belden and CDT (which will occur on July 15, 2007), the affirmative vote of at least 70% of Belden CDT’s Board of Directors is required for certain actions including removal of certain officers, agreeing to a merger or sale involving all or a substantial portion of the Company’s assets, approving certain actions such as repurchasing stock, issuing stock beyond certain limits, declaring dividends and distributions, incurring indebtedness beyond certain limits, acquiring assets beyond certain limits, and amending these provisions of the by-laws. This supermajority requirement could prevent Belden CDT from pursuing certain strategies for which the supermajority approval cannot be obtained.
      The Company paid a dividend of $0.05 per share in the fourth quarter of 2004, paid a dividend of $0.05 in January 2005, and in February 2005 declared a dividend of $0.05 payable in April 2005. The Company anticipates that comparable cash dividends will continue to be paid quarterly in the foreseeable future.
Common Stock Prices and Dividends
CDT prior to July 16, 2004 (adjusted for reverse split)
BDC from July 16, 2004 onward

	2004 (By quarter)

	1	2	3	4

Dividends per common share (1)	—	—	—	$0.05
Common stock prices:
High	$22.40	$21.38	$22.55	$24.48
Low	16.84	15.56	18.75	20.50

	2003 (By quarter)

	1	2	3	4

Dividends per common share (1)	—	—	—	—
Common stock prices:
High	$13.74	$16.82	$17.10	$21.72
Low	8.54	11.52	11.20	$16.02

(1)	This table shows dividends paid by the registrant, Belden CDT Inc., formerly known as Cable Design Technologies Corporation, which began paying dividends only after the 2004 merger with Belden Inc. Belden Inc. paid a dividend of $0.05 quarterly, or $0.20 per year, since 1993. Because the merger was accounted for as a reverse acquisition, the historical financial results of Belden and thus the Belden dividend history are used in “Item 6: Selected Financial Data” and throughout Items 7 and 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

Years Ended December 31,	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Income statement data
Revenues	$966,174	$624,106	$633,083	$708,031	$850,408
Operating earnings	42,764	27,221	20,183	62,556	95,223
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	15,353	10,157	(9)	30,328	50,584
Diluted income/(loss) per share from continuing operations before cumulative effect of change in accounting principle	0.43	0.40	(—)	1.22	2.05
Balance sheet data
Total assets	$1,395,438	$689,125	$744,571	$726,959	$804,806
Long-term debt	232,823	136,000	203,242	234,703	272,630
Total long-term debt, including current maturities	248,525	201,951	203,242	234,703	272,630
Stockholders’ equity	810,000	281,540	315,205	321,497	296,707
Other data
Diluted weighted average common shares outstanding	38,724	25,387	24,763	24,803	24,675
Dividends per common share	$.20	$.20	$.20	$.20	$.20
      Events affecting the comparability of financial information for 2002 through 2004 are discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      On April 3, 2000, the Company purchased certain assets and assumed certain liabilities of the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom for $15.5 million.
      Financial data for the years ended December 31, 2003, 2002, 2001 and 2000 have been restated for the impact of the Company’s 2004 conversion from the last-in, first-out method to the first-in, first out method related to the costing of certain inventories in the United States.
      For the years ended December 31, 2001 and 2000, the Company recognized amortization expense of goodwill in the amounts of $2.1 million and $2.2 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the operating results as well as the financial position, cash flows, indebtedness and other key financial information of the Company. Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates. The following discussion will also contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein under the caption “Forward-Looking Statements”, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Overview
      The Company designs, manufactures and markets high-speed electronic cables and connectivity products for the specialty electronics and data networking markets. The Company focuses on segments of the worldwide cable and connectivity market that require highly differentiated, high-performance products and adds value through design, engineering, manufacturing excellence, product quality, and customer service. The Company has manufacturing facilities in North America and Europe and had a manufacturing facility in Australia until June 2003.
      The Company believes that revenue growth, operating margins and working capital management are its key performance indicators.
      During the five-year period from 2000 through 2004, the Company’s total revenues increased by 14% from $850.4 million to $966.2 million. This revenue comparison reflects two offsetting trends:

•	From 2001 through 2003, companies selling products to the electronics and networking markets suffered through a significant downturn in demand. Much of this downturn could be attributed to the poor health of the general economies in both North America and Europe during that period. A majority of the Company’s revenues historically were derived from customers located in those regions. The Company began experiencing increased demand for its products in 2004 as the general economies of those two regions began to improve.

•	In 2004, incremental revenues of $247.0 million were generated due to the business combination discussed below.
Business Combination
      Belden Inc. (Belden) and Cable Design Technologies Corporation (CDT) entered into an Agreement and Plan of Merger, dated February 4, 2004 (the Merger Agreement) pursuant to which Belden merged with and became a wholly owned subsidiary of CDT (the Merger). On July 15, 2004, after receiving the appropriate stockholder approvals and pursuant to the Merger Agreement, Belden and CDT completed the Merger. Pursuant to the Merger Agreement, 25.6 million shares of Belden common stock, par value $.01 per share, were exchanged for 25.6 million shares of CDT common stock, par value $.01 per share, and CDT changed its name to Belden CDT Inc.
      Belden and CDT each believed the Merger was in the best interests of its respective stockholders because, as a result of the Merger, the long-term value of an investment in the combined company would likely be superior to the long-term value of an investment in either standalone company. In deciding to consummate the Merger, Belden and CDT considered various factors, some of which are listed in Note 3, Business Combinations, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
      The Merger included the following significant related transactions:

•	CDT effected a one-for-two reverse split of its common stock immediately prior to Merger consummation on July 15, 2004;

•	Belden cancelled approximately 0.3 million shares of its common stock held in treasury on July 15, 2004; and

•	The Company granted retention and integration awards to certain of its executive officers and other key employees totaling $7.9 million to be paid in cash and restricted stock distributed in three installments over two years.
      As of the Merger consummation date, the Company had approximately 46.6 million shares of common stock outstanding. On that date, the former CDT stockholders and former Belden stockholders respectively owned approximately 45% and 55% of the Company. The Company anticipates that annual dividends in the aggregate of $.20 per common share will be paid to all common stockholders. To date, quarterly dividends of $.05 per common share were paid on October 4, 2004 and, again, on January 4, 2005 to all shareholders of record as of September 17, 2004 and December 16, 2004, respectively.

      In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes because Belden’s owners as a group retained or received the larger portion of the voting rights in the Company and Belden’s senior management represented a majority of the senior management of the Company.
      The preliminary cost to acquire CDT was $490.4 million and consisted of the exchange of common stock discussed above, change of control costs for legacy CDT operations and costs incurred by Belden related directly to the acquisition. The purchase price was established primarily through the negotiation of the share exchange ratio. The share exchange ratio was intended to value both Belden and CDT fairly so that neither company paid a premium over equity market value for the other. The Company established a new accounting basis for the assets and liabilities of CDT based upon the fair values thereof as of the Merger date. The Company has recognized preliminary goodwill related to the Merger in the amount of $203.0 million as of December 31, 2004.
      For financial reporting purposes, the results of operations of CDT are included in the Company’s Consolidated Statements of Operations from July 16, 2004.
      A preliminary estimate of the fair values assigned to each major asset and liability caption of CDT as of the July 15, 2004 effective date of the Merger and unaudited pro forma summary results presenting selected operating information for the Company as if the Merger and the one-for-two reverse stock split had been completed as of the beginning of the years ended December 31, 2004 and 2003 are included in Note 3, Business Combinations, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Discontinued Operations
      The Company currently reports four operations — the Belden Communications Company (BCC) Phoenix, Arizona operation; the Raydex/ CDT Ltd. Skelmersdale, United Kingdom operation; Montrose; and Admiral — as discontinued operations. Each of these operations is reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
      Discussion regarding each operation, including (1) a listing of the major classes of assets and liabilities belonging to each operation at December 31, 2004 that remain as part of the disposal group and (2) a listing of revenues and income/(loss) before income taxes generated by each operation for 2004, is included in Note 4, Discontinued Operations, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Consolidated Operating Results
      The following table sets forth information comparing 2004 consolidated operating results with 2003 and 2002.

Years Ended December 31,	2004	2003	2002

	(In thousands)
Revenues	$966,174	$624,106	$633,083
Gross profit	200,073	119,307	122,857
Operating earnings	42,764	27,221	20,183
Interest expense	12,881	12,571	14,257
Income/(loss) from continuing operations	15,353	10,157	(9)
Loss from discontinued operations	(417)	(71,768)	(15,126)
Gain on disposal of discontinued operations	253	—	—
Net income/(loss)	15,189	(61,611)	(15,135)

Business Segments
      The Company conducts its operations through two business segments — the Electronics segment and the Networking segment. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products with primarily industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMs). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.
      The following table sets forth information comparing 2004 Electronics segment operating results with 2003 and 2002.

Years Ended December 31,	2004	2003	2002

	(In thousands)
External customer revenues	$604,372	$428,066	$431,274
Operating earnings	47,319	29,657	20,043
As a percent of external customer revenues	7.8%	6.9%	4.6%
      The following table sets forth information comparing 2004 Networking segment operating results with 2003 and 2002.

Years Ended December 31,	2004	2003	2002

	(In thousands)
External customer revenues	$361,802	$196,040	$201,809
Operating earnings	19,925	10,201	10,618
As a percent of external customer revenues	5.5%	5.2%	5.3%
Operating Results — 2004 Compared With 2003
Continuing Operations Revenues
      Revenues generated in 2004 increased 54.8% to $966.2 million from revenues generated in 2003 of $624.1 million due to the Merger, increased sales volume, increased selling prices, and favorable currency translation on international revenues.
      Revenues generated through the addition of the CDT operations during 2004 totaled $247.0 million and contributed 39.6 percentage points of revenue increase.
      Increased unit sales generated during 2004 contributed 5.1 percentage points of revenue increase. The Company experienced volume increases in its sales of products with networking/communications applications and industrial applications. Higher unit sales of products with networking/communications applications and industrial applications contributed 4.0 and 2.7 percentage points of revenue increase, respectively. These volume increases were partially offset by 1.6 percentage points due to a volume decrease in sales of products with video/sound/security applications. Factors contributing to the net increased sales volume are listed below:

•	Improvement in general economic conditions within North America, Europe and Asia;

•	Increased unit purchasing of products with networking/communications applications by a large telecommunications customer in the United Kingdom;

•	Increased project activity requiring products with industrial and networking/communications applications; and

•	Increased distributor restocking activity in Asia for products with networking/communications applications and in North America for products with industrial applications.

      Factors partially mitigating the net increased sales volume are listed below:

•	The Company’s decision to cease, during the second quarter of 2003, the production of certain products with industrial applications and video/sound/security applications in Europe and the production of certain products with networking/communications applications in Australia; and

•	Increased competition from other importers and pricing pressures in Australia and Asia on certain products with networking/communications applications.
      The impact of increased product pricing contributed 6.0 percentage points of revenue increase during 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines in January 2004 in response to increasing copper costs, sales price increases implemented by the Company’s North America and Asia/ Pacific operations across all product lines in March 2004 in response to further copper cost escalation and increases in Teflon® FEP costs, and sales price increases implemented by the Company’s Europe operations across all product lines in May 2004 in response to copper cost escalation and the increasing costs of other raw materials.
      Favorable foreign currency translation on international revenues contributed 4.1 percentage points of revenue increase during 2004.
      Revenues generated on sales of product to customers in the United States, representing 51.1% of the Company’s total revenues generated during 2004, increased by 57.0% compared with revenues generated during 2003. Absent the impact of both the Merger and favorable currency translation on product sold by the Company’s international operations to customers in the United States, revenues generated for 2004 increased by 18.8% from revenues generated during 2003. This increase resulted primarily from improvement in general economic conditions in the United States, increased project activity requiring products with video/sound/security applications and industrial applications, increased distributor-restocking activity for products with industrial applications and the impact of sales price increases implemented in January 2004 and March 2004.
      Revenues generated on sales of product to customers in Canada represented 8.4% of the Company’s total revenues for 2004. Canadian revenues for 2004 increased by 57.2% compared with revenues for 2003. Absent the impact of the Merger and favorable currency translation on product sold by the Company’s international operations to customers in Canada, revenues generated for the 2004 decreased by 3.5% compared with revenues generated for 2003. This decrease resulted primarily from lower sales volume due to the Company’s decision not to reduce sales prices on certain of its lower-margin product offerings to meet the prices offered by its competitors and a decrease in demand for certain products with industrial applications and networking/communications applications.
      Revenues generated on sales of product to customers in the United Kingdom, representing 13.6% of the Company’s total revenues generated during 2004, increased by 59.6% compared with revenues generated during 2003. Absent the impact of the Merger and favorable currency translation on product sold by the Company’s international operations to customers in the United Kingdom, revenues generated for 2004 increased by 34.7% compared with revenues generated for 2003. This increase resulted primarily from increased unit purchasing of products with networking/communications applications by a large telecommunications customer in the United Kingdom and increased contractual copper pass-through pricing on most products.
      Revenues generated on sales of product to customers in Continental Europe represented 17.5% of the Company’s total revenues for 2004. Continental European revenues generated during 2004 increased by 64.8% compared with revenues generated during 2003. Absent the impact of the Merger and favorable currency translation on product sold by the Company’s international operations to customers in Continental Europe, revenues generated during 2004 decreased by 5.6% compared with revenues generated during 2003. The majority of this decrease resulted from the Company’s decision to cease, in the second quarter of 2003, the production of certain products with industrial applications and video/sound/security applications. The negative impact of this decision on revenue comparisons was partially offset by increased project activity requiring products with video/sound/security applications.

      Revenues generated on sales of product to customers in the rest of the world, representing 9.4% of the Company’s total revenues generated during 2004, increased by 24.1% from revenues generated during 2003. Absent the impact of the Merger and favorable currency translation on product sold by the Company’s international operations to customers in the rest of the world, revenues generated during 2004 increased by 3.6% compared with revenues generated during 2003. The increase represented higher demand in the Asia, Latin America and Africa/ Middle East markets partially offset by lower demand and the impact of the Company’s decision to cease, in the second quarter of 2003, the production of certain products with networking/communications applications in the Australia market.
Continuing Operations Costs, Expenses and Earnings
      The following table sets forth information comparing the 2004 components of earnings with 2003.

			Percent
			Increase 2004
			Compared
Year Ended December 31,	2004	2003	With 2003

	(In thousands, except % data)
Gross profit	$200,073	$119,307	67.7%
As a percent of revenues	20.7%	19.1%
Operating earnings	$42,764	$27,221	57.0%
As a percent of revenues	4.4%	4.4%
Income from continuing operations before taxes	$31,244	$14,650	113.3%
As a percent of revenues	3.2%	2.3%
Income from continuing operations	$15,353	$10,157	51.2%
As a percent of revenues	1.6%	1.6%
      Gross profit increased 67.7% to $200.1 million in 2004 from $119.3 million in 2003 due primarily to the Merger, higher sales volume, an increase in product sales prices, and the favorable impact of currency translation on gross profit. Also contributing to the favorable gross profit comparison were the current-period impact of material, labor and overhead cost reduction initiatives, increased unabsorbed production costs recognized during 2003 resulting from actions taken by the Company to reduce inventory levels, severance and related benefits costs of $1.9 million recognized in 2003 related to manufacturing facility closures in Australia and Germany, and severance and related benefits costs of $1.2 million and $0.5 million recognized in 2003 resulting from personnel reductions within the Electronics segment and the Networking segment, respectively. These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon® FEP and commodities derived from both petroleum and natural gas. Also partially offsetting the favorable comparisons were severance and other benefits costs of $10.3 million recognized in 2004 related to personnel reductions in North America and Europe, severance and other benefits costs of $1.1 million recognized in 2004 related to a planned manufacturing facility closure in the United States, the impact of the step-up in the carrying values of CDT inventories that resulted from the Merger, the impact of production outsourcing in Europe, increased transportation costs (especially in Europe) and the impact of production capacity rationalization in Europe initiated during 2003 that resulted in lower output, higher scrap and increased maintenance costs in 2004. Gross profit as a percent of revenues increased 1.6 percentage points from the prior year due to the previously mentioned items.
      Operating earnings increased 57.0% to $42.8 million for 2004 from $27.2 million for 2003 due primarily to higher gross profit, the current-period impact of selling, general and administrative (SG&A) cost reduction initiatives, severance and asset impairment costs totaling $1.1 million recognized during 2003 related to manufacturing facility closures in Australia and Germany, severance and other related benefits costs of $2.4 million recognized in 2003 related to personnel reductions within the Electronics segment and bad debt expense of $0.6 million recognized in 2003 related to the failure of a distribution customer in Asia. Partially offsetting these positive factors was an increase in SG&A expenses to $151.4 million in 2004 from $94.7 million for 2003. This increase was due primarily to the addition of the CDT operations, the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $1.8 million recognized in 2004 related to personnel reductions in North America, Europe and Australia, increased incentive compensation costs related to the Merger, and increased professional services costs related to the Merger and implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Also partially offsetting the favorable operating earnings comparison were asset impairment costs totaling $8.9 million recognized in 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger). SG&A expenses as a percentage of revenues increased to 15.7% in 2004 from 15.2% in 2003. Operating earnings as a percent of revenues were 4.4% in both 2004 and 2003.
      Income from continuing operations before taxes increased 113.3% to $31.2 million in 2004 from $14.7 million in 2003 due to higher operating earnings, nonoperating income of $1.7 million recognized in the second quarter of 2004 on the Company’s sale of certain fully impaired equipment and technology which was used for the production of deflection coils partially offset by the minority interest in certain CDT operations and higher net interest expense. Net interest expense increased 2.5% to $12.9 million in 2004 from $12.6 million in 2003 due to higher average debt outstanding, albeit at lower interest rates, partially offset by increased interest income. Average debt outstanding was $231.1 million and $200.1 million during 2004 and 2003, respectively. The Company’s average interest rate was 6.25% in 2004 and 6.48% in 2003. Interest income for 2004 and 2003 was $1.8 million and $0.5 million, respectively.
      The Company’s effective annual tax rate was 50.9% and 30.7% in 2004 and 2003, respectively. Absent the impact of an additional valuation allowance, the Company’s effective tax rate was 20.8% for 2004. The tax rate increase was due primarily to a valuation allowance of $9.4 million recorded against foreign net operating loss (NOL) carryforwards in 2004 partially offset by the 2004 resolution of a $2.4 million prior period tax contingency.
      Income from continuing operations increased 51.2% to $15.4 million in 2004 from $10.2 million in 2003 due mainly to higher income from continuing operations before taxes partially offset by higher income tax expense.
Electronics Segment
      Revenues generated from sales to external customers increased 41.2% to $604.4 million for 2004 from $428.1 million for 2003 due to the Merger, increased selling prices, higher sales volume and favorable currency translation on international revenues. Revenues generated through the addition of the CDT operations totaled $122.2 million and contributed 28.5 percentage points of the revenue increase.
      The impact of increased product pricing contributed 6.6 percentage points of revenue increase during 2004. This price improvement resulted from the impact of sales price increases implemented by the Company’s North America operations across all products lines beginning in January 2004 and by the Company’s Europe operations across all product lines in May 2004 in response to copper cost escalation and increasing costs for other raw materials.
      Increased unit sales generated during 2004 contributed 3.0 percentage points of revenue increase. The segment experienced volume increases in its sales of products with industrial applications and networking/communications applications. Higher unit sales of products with industrial applications and networking/communications applications contributed 3.1 and 2.3 percentage points of revenue increase, respectively. These volume increases were partially offset by a volume decrease in sales of products with video/sound/security applications. Lower unit sales of products with video/sound/security applications offset the gross revenue increase by 2.4 percentage points. Unit sales of products with video/sound/security applications were lower due to the Company’s decision to cease during the second quarter of 2003 the production of certain products with video/sound/security applications in Europe. Unit sales of products with video/sound/security applications that the Company continues to produce improved from 2003. Positive factors contributing to the volume increase and negative factors partially mitigating the volume increase are listed under Continuing Operations Consolidated Revenues beginning on Page 18 of this Annual Report on Form 10-K. Each of the factors listed, with the exception of those specifically addressing the United Kingdom, Australia or Asia, applies to the Electronics segment.

      Favorable foreign currency translation on international revenues contributed 3.1 percentage points of revenue increase.
      Operating earnings increased 59.6% to $47.3 million for 2004 from $29.7 million for 2003 due mainly to the Merger, higher sales volumes, increased product sales prices and the current-year impact of both manufacturing and SG&A cost reduction initiatives. Also contributing to the favorable operating earnings comparison were increased unabsorbed production costs recognized in 2003 resulting from actions taken by the segment to reduce inventory levels, severance and asset impairment costs of $0.9 million and $0.4 million, respectively, recognized in 2003 related to a manufacturing facility closure in Germany, severance costs of $3.6 million recognized in 2003 related to personnel reductions within the segment, and the realignment of the Ft. Mill, South Carolina manufacturing facility (Ft. Mill) from this segment to the Networking segment effective July 1, 2003.
      These positive factors were partially offset by higher product costs resulting from increasing purchase prices for copper, Teflon® FEP and commodities derived from both petroleum and natural gas. Also partially offsetting the favorable operating earnings comparison were asset impairment costs totaling $8.9 million recognized in 2004 related to the exit of certain product lines in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger), the impact of the step-up in the carrying values of CDT inventories that resulted from the Merger, severance and other benefits costs of $9.9 million recognized in 2004 related to production personnel reductions within the segment, severance and other benefits costs of $1.1 million recognized in 2004 related to a planned manufacturing facility closure in the United States, increased transportation costs (especially in Europe), the impact of production capacity rationalization in Europe discussed above, and an increase in SG&A expenses from $61.5 million in 2003 to $84.4 million in 2004. This increase in SG&A expenses was due primarily to the addition of the CDT operations, the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $1.5 million recognized in 2004 related to SG&A personnel reductions within the segment, and increased incentive compensation costs related to the Merger.
      As a percent of revenues from external customers, operating earnings increased to 7.8% in 2004 from 6.9% in 2003 due to the previously mentioned items.
Networking Segment
      Revenues generated on sales to external customers increased 84.6% to $361.8 million for 2004 from $196.0 million for 2003. The revenue increase was due primarily to the Merger, increased sales volume, favorable currency translation on international revenues and increased sales prices. Revenues generated through the addition of the CDT operations totaled $124.9 million and contributed 63.7 percentage points of the revenue increase.
      Increased unit sales and increased contractual copper pass-through pricing during 2004 contributed 9.6 percentage points of revenue increase. The unit sales increase resulted primarily from increased unit sales of products with networking/communications applications to the segment’s largest customer and by increased unit sales of products with industrial applications and video/sound/security applications by the Company’s Asia/ Pacific operations. Higher unit sales of products with networking/communications applications, industrial applications and video/sound/security applications contributed 7.6, 1.7 and 0.3 percentage points of revenue increase, respectively.
      Favorable foreign currency translation on revenues contributed 6.3 percentage points of revenue increase.
      The impact of increased product pricing, initiated in response to copper cost escalation in January 2004 by the segment’s North American operations and in March 2004 by the segment’s Asia/ Pacific operations, contributed 5.0 percentage points of revenue increase during 2004.
      Operating earnings increased 95.3% to $19.9 million for 2004 from $10.2 million for 2003 due primarily to the Merger, higher sales volumes, increased product sales prices, the favorable impact of currency translation on operating earnings of international operations and the current-period impact of both manufacturing and SG&A cost reduction initiatives. Also contributing to the favorable operating earnings comparison were increased unabsorbed production costs recognized in 2003 resulting from actions taken by the segment to reduce inventory levels, severance and other related benefits costs of $1.7 million recognized in 2003 related to a manufacturing facility closure in Australia, severance and other benefits costs of $0.5 million recognized in 2003 related to personnel reductions in the United Kingdom, and bad debt expense of $0.6 million recognized in 2003 related to the failure of a distribution customer in Asia.
      The positive impact that these factors had on the operating earnings comparison was partially offset by the realignment of Ft. Mill from the Electronics segment to this segment effective July 1, 2003. The positive impact that these favorable factors had on the operating earnings comparison was also partially offset by the impact of production outsourcing, higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas. Also partially offsetting the favorable comparisons were severance and other benefits costs of $0.4 million recognized in 2004 related to production personnel reductions within the segment, the impact of the step-up in the carrying values of CDT inventories that resulted from the Merger, and an increase in SG&A expenses from $20.4 million in 2003 to $42.4 million in 2004. This increase in SG&A expenses resulted primarily from the addition of the CDT operations, the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $0.3 million recognized in 2004 related to SG&A personnel reductions within the segment, and increased incentive compensation costs related to the Merger.
      Operating earnings as a percent of revenues from external customers increased to 5.5% in 2004 from 5.2% in 2003 due to the previously mentioned items.
Discontinued Operations
      Loss from discontinued operations for 2004 includes:

•	$11.2 million of revenues and $0.9 million of income before income tax expense related to the discontinued operations of the Company’s Electronics segment; and

•	$108.5 million of revenues and $18.5 million of loss before income tax benefits related to the discontinued operations of the Company’s Networking segment.
      Loss from discontinued operations for 2003 includes $202.4 million of revenues and $112.1 million of loss before income tax benefits related to the discontinued operations of the Company’s Networking segment.
Operating Results — 2003 Compared With 2002
Continuing Operations Revenues
      Revenues decreased 1.4% to $624.1 million in 2003 from $633.1 million in 2002 as reduced sales volume and decreased selling prices were only partially offset by favorable currency translation on international revenues.
      The Company experienced volume decreases, which contributed 6.1 percentage points of revenue decrease, in all of its product offerings due primarily to the sluggish general economies in both North America and Europe and the Company’s decision to cease production, during the second quarter of 2003, of certain products with industrial applications and video/sound/security applications in Europe and products with networking/communications applications in Australia. Lower unit sales of products with networking/communications applications, industrial applications and video/sound/security applications contributed 4.2, 1.4 and 0.5 percentage points of revenue decrease, respectively.
      Decreased product pricing also contributed 1.0 percentage point of revenue decrease. This decrease resulted primarily from the impact of sales price reductions implemented on certain products with networking/communications and video/sound/security applications. These decreases were partially offset by sales price increases implemented on certain products with industrial applications.
      Favorable foreign currency translation on international revenues contributed 5.7 percentage points of revenue increase during 2004.

      Revenues in the United States, representing 50.4% of the Company’s total revenues generated during 2003, declined by 6.9% compared with revenues generated during 2002. This decline was attributed to unfavorable economic conditions in the United States that resulted in lower demand for products with networking/communications applications, industrial applications and video/sound/security applications.
      Revenues in Canada represented 8.3% of the Company’s total revenues for 2003. Canadian revenues for 2003 increased by 5.5% compared with revenues for 2002. Absent the impact of favorable currency translation on product sold by the Company’s international operations to customers in Canada, revenues generated for 2003 decreased by 5.4% compared with revenues generated for 2002. This decrease was due primarily to lower demand for products with industrial applications.
      Revenues in the United Kingdom, representing 13.3% of the Company’s total revenues generated during 2003, decreased by 2.7% compared with revenues generated during 2002. Absent the impact of favorable currency translation on product sold by the Company’s international operations to customers in the United Kingdom, revenues generated for 2003 declined by 11.4% compared with revenues generated for 2002. This decline occurred due to a shortfall in revenues generated on the sale of products with industrial applications and video/sound/security applications.
      Revenues in Continental Europe represented 16.4% of the Company’s total revenues for 2003. Continental European revenues generated during 2003 increased by 14.6% compared with revenues generated during 2002. Absent the impact of favorable currency translation on product sold by the Company’s international operations to customers in Continental Europe, revenues generated during 2003 decreased by 3.8% compared with revenues generated during 2002. This decline occurred primarily due to a shortfall in demand for products with networking/communications applications and the Company’s decision to cease production, during the second quarter of 2003, of certain products with industrial applications.
      Revenues from the rest of the world, representing 11.6% of the Company’s total revenues generated during 2003, increased by 1.3% from the same period in 2002. Absent the impact of favorable currency translation on product sold by the Company’s international operations to customers in the rest of the world, revenues generated for 2003 declined by 5.8% compared with revenues generated for 2002. This decrease represented lower demand in both Latin America and the Asia/ Pacific markets and the impact of the Company’s decision to cease production, in the second quarter of 2003, of certain products with networking/communications applications in Australia and certain products with video/sound/security applications in Europe. Many of these discontinued products were historically sold to customers in the Asia/ Pacific markets. These negative factors were partially offset by increased demand for the Company’s products in the Africa/ Middle East markets.
Continuing Operations Costs, Expenses and Earnings
      The following table sets forth information comparing the 2003 components of earnings with 2002.

			Percentage
			Increase/
			(Decrease)
			2003 Compared
Years Ended December 31,	2003	2002	with 2002

	(In thousands, except % data)
Gross profit	$119,307	$122,857	(2.9)%
As a percent of revenues	19.1%	19.4%
Operating earnings	$27,221	$20,183	34.9%
As a percent of revenues	4.4%	3.2%
Income from continuing operations before taxes	$14,650	$5,926	147.2%
As a percent of revenues	2.3%	.9%
Income/(loss) from continuing operations	$10,157	$(9)	112,955.6%
As a percent of revenues	1.6%	(-)%

      Gross profit decreased 2.9% to $119.3 million in 2003 from $122.9 million in 2002 due primarily to lower sales volume, higher product costs resulting from increased prices for copper and commodities derived from petroleum and natural gas, the impact of sales price reductions taken on certain products with networking/communications and video/sound/security applications, increased unabsorbed production costs recognized during 2003 resulting from actions taken by the Company to reduce inventory levels, severance costs of $1.9 million recognized in 2003 related to manufacturing facility closures in Australia and Germany, severance costs of $1.2 million and $0.5 million recognized in 2003 resulting from personnel reductions within the Electronics segment and the Networking segment, respectively, and an aggregate nonrecurring $0.7 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in 2002.These negative factors were partially offset by the current-year impact of material, labor and overhead cost reduction initiatives as well as severance costs totaling $2.7 million related to personnel reductions within the Electronics segment recognized in 2002, severance costs totaling $5.9 million recognized in 2002 related to product line curtailment and planned manufacturing facility consolidation, and inventory obsolescence costs of $3.6 million recognized in 2002 related to product line curtailment. Gross profit as a percent of revenues decreased by 0.3 percentage points from the prior year due to the previously mentioned items.
      Operating earnings increased 34.9% to $27.2 million in 2003 from $20.2 million in 2002 due primarily to asset impairment and severance costs totaling $18.0 million and $2.4 million, respectively, recognized in 2002 related to product line curtailment and manufacturing facility closures in Australia and Germany, severance costs totaling $1.3 million recognized in 2002 related to personnel reductions within the Electronics segment, and bad debt expense totaling $1.9 million recognized in 2002. These favorable factors were somewhat mitigated by lower gross profit, the unfavorable impact of currency translation on SG&A expenses denominated in currencies other than the United States dollar, severance costs of $2.4 million recognized in 2003 related to personnel reductions within the Electronics segment, asset impairment and severance costs totaling $1.1 million recognized in 2003 related to manufacturing facility closures in Australia and Germany, and bad debt expense of $0.6 million recognized in 2003 related to the failure of a distribution customer in Asia. SG&A expenses increased slightly to 15.2% of revenues in 2003 from 15.1% of revenues in 2002. Operating earnings as a percent of revenues increased by 1.2 percentage points from the prior year due to the previously mentioned items.
      Income from continuing operations before taxes increased 147.2% to $14.7 million in 2003 from $5.9 million in 2002. This increase was due mainly to higher operating earnings and decreased interest expense. Interest expense decreased 11.8% to $12.6 million in 2003 from $14.3 million in 2002 due to lower average borrowings and marginally lower interest rates. Average debt outstanding during the 2003 and 2002 was $200.1 million and $215.3 million, respectively. The Company’s average interest rate was 6.48% in 2003 and 6.64% in 2002.
      The net tax expense of $4.5 million for the year ended December 31, 2003 resulted from income from continuing operations before taxes of $14.7 million. The Company’s effective tax rate after asset impairment, severance and bad debt was 28.6%. This rate was adjusted to 30.7% because of valuation allowances recorded against the foreign NOL carryforwards.
      Income/(loss) from continuing operations increased significantly to income of $10.2 million in 2003 from a loss of $0.009 million in 2002 due mainly to increased income from continuing operations before taxes and decreased income tax expense.
Electronics Segment
      Revenues generated from sales to external customers decreased 0.7% to $428.1 million for 2003 from $431.3 million for 2002 due primarily to volume and sales price decreases partially offset by favorable currency translation on international revenues.
      The segment experienced lower sales volume on products with industrial, networking/communications and video/sound/security applications that contributed 5.3 percentage points of revenue decrease due to the unfavorable manufacturing economies in the United States and Europe and the Company’s decision to cease production, in the second quarter of 2003, of certain products with industrial and video/sound/security applications. Lower unit sales of products with industrial applications, networking/communications applications and video/sound/security applications contributed 2.4, 1.7 and 1.2 percentage points of revenue decrease, respectively.
      The impact of price reductions taken on certain products with networking/communications and video/sound/security applications also had a negative impact on the revenue comparison. The impact of these price reductions was partially offset by price increases taken on certain products with industrial applications. Overall, the impact of decreased sales prices contributed 0.2 percentage points of revenue decrease.
      Favorable currency translation on international revenues partially offset the negative impact that volume and pricing had on the revenue comparison by 4.8 percentage points.
      Operating earnings increased by 48.5% to $29.7 million for 2003 from $20.0 million for 2002 due mainly to asset impairment and severance costs of $8.3 million recognized in 2002 related to product line curtailment and a manufacturing facility closure in Germany, inventory obsolescence costs of $0.1 million recognized in 2002 related to product line curtailment, severance costs of $3.3 million recognized in 2002 related to personnel reductions taken in response to the downturn in sales activity, bad debt expense totaling $0.9 million recognized in 2002 related to two financially troubled distribution customers, the 2003 impact of cost reduction initiatives related to certain material, labor, and manufacturing overhead expenditures, the realignment of Ft. Mill from this segment to the Networking segment effective July 1, 2003, and a decrease in SG&A expenses from $65.6 million in 2002 to $61.5 million in 2003. SG&A expenses decreased due primarily to the impact of cost reduction initiatives related to certain SG&A expenditures partially offset by the unfavorable impact of currency translation on SG&A expenses denominated in currencies other than the United States dollar, severance costs of $2.3 million recognized in 2003 related to SG&A personnel reductions within the segment, and SG&A severance costs of $0.4 million recognized in 2003 related to a manufacturing facility closure in Germany.
      These positive factors were partially offset by lower sales volumes, the impact of sales price reductions taken on certain products, increased unabsorbed production costs resulting from actions taken by the segment to reduce inventory levels, severance costs of $1.3 million recognized in 2003 related to production personnel reductions within the segment, an aggregate nonrecurring $0.7 million favorable settlement from class action litigation regarding the pricing of copper futures recognized during 2002, and production severance costs and asset impairment costs of $0.5 million and $0.4 million, respectively, recognized in 2003 related to a manufacturing facility closure in Germany.
      As a percent of revenues from external customers, operating earnings increased to 6.9% in 2003 from 4.6% in 2002 due to the previously mentioned items.
Networking Segment
      Revenues generated on sales to external customers decreased 2.9% to $196.0 million for 2003 from $201.8 million for 2002. The revenue decrease was due principally to volume and sales price decreases partially offset by favorable currency translation on international revenues.
      The segment experienced lower sales volume on products with networking/communications applications partially offset by higher sales volume on products with video/sound/security applications and industrial applications. Overall, the lower sales volume in this segment contributed 7.8 percentage points of revenue decrease due to the unfavorable manufacturing economies in the United States, Europe and parts of Asia and the Company’s decision to cease production, in the second quarter of 2003, of certain products with networking/communications applications in Australia. Lower unit sales of products with networking/communications applications contributed 9.3 percentage points of revenue decrease. Higher unit sales of products with video/sound/security applications and industrial applications partially offset the negative impact that networking/communications sales volume had on the revenue comparison by 0.8 and 0.7 percentage points, respectively.

      The impact of price reductions taken on certain products with networking/communications, video/sound/security and industrial applications also had a negative impact on the revenue comparison. Overall, the impact of decreased sales prices contributed 2.8 percentage points of revenue decrease.
      Favorable currency translation on international revenues partially offset the negative impact that volume and pricing had on the revenue comparison by 7.7 percentage points.
      Operating earnings deteriorated by 3.8% to $10.2 million for 2003 from $10.6 million for 2002 due primarily to increased unabsorbed production costs resulting from actions taken to reduce inventory levels, severance costs of $1.7 million recognized in 2003 related to a manufacturing facility closure in Australia, severance costs of $0.5 million recognized in 2003 related to personnel reductions in the United Kingdom, the realignment of Ft. Mill from the Electronics segment to this segment effective July 1, 2003, and an increase in SG&A expenses from $19.7 million in 2002 to $20.4 million in 2003. This increase in SG&A expenses was due primarily to the unfavorable impact of currency translation on SG&A expenses denominated in currencies other than the United States dollar and bad debt expense of $0.6 million recognized in 2003 related to the failure of a distribution customer in Asia.
      These negative factors were partially offset by the 2003 impact of cost reduction initiatives related to certain material, labor, manufacturing overhead and SG&A expenditures, asset impairment and severance costs of $17.5 million recognized in 2002 related to product line curtailment and a manufacturing facility closure in Australia, inventory obsolescence costs of $3.5 million recognized in 2002 related to product line curtailment, and asset impairment costs totaling $0.5 million recognized in 2002 related to outdated manufacturing technology.
      Operating earnings as a percent of revenues from external customers decreased to 5.2% in 2003 from 5.3% in 2002 due to the previously mentioned items.
Discontinued Operations
      Loss from discontinued operations for 2003 includes $202.4 million of revenues and $112.1 million of loss before income tax benefits related to the discontinued operations of the Company’s Networking segment. Loss from discontinued operations for 2002 includes $180.3 million of revenues and $24.0 million of loss before income tax benefits related to the discontinued operations of the Company’s Networking segment.
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
      The Company’s NOL carryforwards as of December 31, 2004 in Australia, Germany, the Netherlands and the United States suggest the Company’s cash tax payments will be minimal in 2005. These NOL carryforwards arise from lowered operating earnings during the recent economic downturns in the United States and Europe, costs associated with divestiture or closure of manufacturing plants in the United States, Germany and Australia, and transaction and other costs associated with the Merger.
      Planned capital expenditures for 2005 are $25.0 million to $30.0 million, of which approximately $12.0 million relates to capacity maintenance and enhancement. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.
      Any materially adverse reaction to customer demand, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s product mix or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.
      Net cash provided by continuing operations totaled $43.4 million and $79.2 million in 2004 and 2003, respectively. Net cash used for discontinued operations totaled $0.5 million and $1.8 million in 2004 and 2003, respectively.

Cash Flows from Operating Activities
      Net cash provided by operating activities in 2004 totaled $41.0 million. Changes in operating assets and liabilities used cash of $18.3 million. This use resulted primarily from increased inventories and a decrease in accounts payable and accrued liabilities. Inventories increased from December 31, 2003 due to the Company’s need for higher inventory levels to support increased sales during 2004. Accounts payable and accrued liabilities decreased from December 31, 2003 due primarily to the liquidation of liabilities of the discontinued operations.
      Asset impairment costs totaling $8.9 million were recognized in 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger).
      In 2004, the Company elected to fund certain contributions to one of its retirement savings plans with common stock held in treasury rather than with cash. Treasury stock had a FIFO cost basis of $1.8 million and a market value of $2.3 million.
      Also in 2004, the Company elected to partially compensate its nonemployee Directors and certain key employees with common stock held in treasury rather than with cash. Treasury stock issued to the nonemployee directors had a FIFO cost basis of zero and a market value of $0.3 million. Treasury stock issued to the key employees had a FIFO cost basis of zero and a market value of $0.6 million. During 2004, the Company also amortized $2.9 million of unearned deferred compensation related to nonvested common stock it awarded to certain key employees in lieu of cash compensation during 2001 through 2004.
      The Company issued common stock held in treasury rather than paying cash for compensation on the settlement of employee stock purchase plan rights granted under the Company’s various share-based payment plans during 2004. Treasury stock had a FIFO cost basis of $0.1 million and a market value of $0.1 million.
      The Company recognized a gain of $1.7 million during 2004 on the sale of fully-impaired equipment and technology used for the production of deflection coils.
      Net cash provided by operating activities in 2003 totaled $96.4 million. Changes in operating assets and liabilities provided cash of $56.2 million. This contribution resulted from decreases in both inventories and receivables partially offset by decreased accounts payable and accrued liabilities. In 2003, the Company focused on reducing inventory levels in an effort to accumulate cash for pension contribution payments estimated at $10.3 million and debt maturity payments estimated at $64.0 million to be made in 2004. The Company accumulated cash rather than prepaying debt due to the onerous penalties that would apply on a debt prepayment. Receivables decreased primarily due to lower revenues. Accounts payable and accrued liabilities decreased from December 31, 2002 due primarily to the payout of severance and other related benefits throughout 2003.
      Asset impairment costs of $92.8 million were recognized in 2003 related to the manufacturing facility closure in Germany and the Company’s inability to recover its investment in both the tangible and intangible assets of BCC’s discontinued Phoenix, Arizona operation.
      In 2003, the Company elected to fund certain contributions to one of its retirement savings plans with common stock held in treasury rather than with cash. Treasury stock had a FIFO cost basis of $4.5 million and a market value of $3.7 million.
      Also in 2003, the Company elected to partially compensate its nonemployee Directors with common stock held in treasury rather than with cash. Treasury stock had a FIFO cost basis of $0.2 million and a market value of $0.1 million. During 2003, the Company also amortized $1.6 million of unearned deferred compensation related to nonvested common stock it awarded to certain key employees in lieu of cash compensation during 2001 through 2003.
      The Company issued common stock held in treasury rather than paying cash for compensation on the settlement of employee stock purchase plan rights granted under the Company’s various share-based payment plans during 2003. Treasury stock had a FIFO cost basis of $2.8 million and a market value of $2.1 million.
      Net cash provided by operating activities in 2002 totaled $93.6 million. Operating assets and liabilities provided $34.6 million of funds. This contribution resulted primarily from decreases in receivables, inventories and income taxes receivable and an increase in accounts payable and accrued liabilities. Receivables decreased from December 31, 2001 due to reduced sales volume in 2002. Inventories decreased due to inventory reduction efforts implemented by the Company in response to reduced product demand. Income taxes receivable decreased due to federal income tax refunds received in the first quarter of 2002. Accounts payable and accrued liabilities increased from December 31, 2001 due to an increase in accrued severance related to the Company’s planned exit of certain product lines throughout the world and planned manufacturing facility consolidation in 2003.
      Asset impairment costs totaling $32.7 million were recognized in 2002 related to product line curtailment and manufacturing facility closures in Australia and Germany.
      During 2002, the Company amortized $1.1 million of unearned deferred compensation related to nonvested common stock it awarded to certain key employees in lieu of cash compensation during 2001 and 2002.
      The Company issued common stock held in treasury rather than paying cash for compensation on the settlement of employee stock purchase plan rights granted under the Company’s various share-based payment plans during 2002. Treasury stock had a FIFO cost basis of $2.9 million and a market value of $1.6 million.

Cash Flows from Investing Activities
      In 2004, the Company incurred $6.2 million in transaction costs associated with the Merger.
      Also in 2004, the Company received $82.1 million related to the sale of certain assets of BCC’s discontinued Phoenix operations to Superior Essex Communication LLC (Superior).
      In 2002, the Company acquired certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Canada from CDT for cash at a cost of approximately $11.3 million.
Capital Expenditures

Years Ended December 31,	2004	2003	2002

	(In thousands)
Continuing operations:
Capacity maintenance and enhancement	$7,574	$7,591	$13,025
Capacity expansion	1,457	419	2,190
Other	2,264	1,972	4,763
Discontinued operations	4,594	6,756	12,852

	$15,889	$16,738	$32,830

      Capital expenditures decreased in 2004 from expenditures levels in 2003 and 2002 as the Company evaluated its capital expenditure needs in light of the Merger. Capital expenditures for continuing operations during 2004, 2003 and 2002 were approximately 1.2%, 1.6% and 3.2% of total revenues, respectively. Approximately 67%, 76% and 65% of capital expenditures for continuing operations were utilized for maintaining and enhancing existing production capabilities in 2004, 2003 and 2002, respectively.

Cash Flows from Financing Activities
      The Company repaid approximately $66.7 million and $31.5 million of debt during 2004 and 2002, respectively. There were no repayments of debt during 2003. These repayments were funded primarily by cash flow from operating activities.
      The Company received approximately $4.4 million, $0.2 million and $1.2 million in proceeds during 2004, 2003 and 2002, respectively, on the exercise of stock options granted under the Company’s various share-based payment plans.
      Dividends of $0.20 per share per annum were paid to stockholders during 2004, 2003, and 2002.

Borrowings and Contractual Obligations
      Borrowings and other contractual obligations have the following scheduled maturities:

	Payments Due by Period

		Less Than	1-3	3-5	After
December 31, 2004	Total	1 Year	Years	Years	5 Years

	(In thousands)
Continuing operations:
Long-term debt, including current maturities	$247,929	$15,702	$75,227	$47,000	$110,000
Interest payable	109,424	14,021	20,384	13,419	61,600
Capital leases	596	—	596	—	—
Operating leases	14,095	5,278	3,320	3,787	1,710
Inventory purchase obligation	1,357	1,357	—	—	—
Capital equipment purchase obligation	2,701	2,701	—	—	—
Pension and other postretirement obligations	109,179	27,948	35,446	33,227	12,558
Discontinued operations:
Operating leases	888	440	370	73	5

Total contractual cash obligations	$486,169	$67,447	$135,343	$97,506	$185,873

      The Company anticipates making increased contributions to its pension plans during 2005. The Company’s contributions to these plans during 2004 were $14.5 million. The anticipated increase results primarily from funding required for the United States pension plan and for the Canadian pension plans acquired in connection with the Merger. The Company anticipates contributing $25.5 million to its pension plans during 2005, $14.4 million and $4.0 million of which is attributable to the United States and Canadian pension plans, respectively. While the amount of contributions to its pension plans for the years after 2005 is affected by the investment results from the plans’ assets, the Company currently anticipates contributions to its pension plans for 2006 and 2007 of $17.0 million and $13.6 million respectively.

Other Commercial Commitments
      Other commercial commitments have the following scheduled maturities:

	Amount of Commitment Expiration Per Period

		Less Than	1-3	3-5	After
December 31, 2004	Total	1 Year	Years	Years	5 Years

	(In thousands)
Lines of credit(1)	$23,602	$—	$23,602	$—	$—
Standby letters of credit	9,803	9,803	—	—	—
Guarantees	5,352	5,352	—	—	—
Surety bonds	3,323	3,323	—	—	—

Total commercial commitments	$42,080	$18,478	$23,602	$—	$—

(1)	The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. The amount of any borrowing under the Credit Agreement is subject to a borrowing base comprised of a portion of the Company’s receivables and inventories located in the United States. The Company’s borrowing capacity under the Credit Agreement as of December 31, 2004 was $23.6 million. There were no outstanding borrowings under the Credit Agreement at December 31, 2004.
Working Capital
      Current assets increased $249.3 million, or 62.3%, from $400.0 million at December 31, 2003 to $649.3 million at December 31, 2004 due primarily to the Merger. Absent the current assets acquired in the Merger, current assets decreased by $35.1 million, or 8.8%, from December 31, 2003. This decrease resulted primarily from a reduction in current assets of discontinued operations and other current assets partially offset by increases in cash and cash equivalents, receivables and inventories.
      Absent the impact of the Merger, current assets of discontinued operations decreased $89.7 million due primarily to activities related to BCC’s discontinued Phoenix, Arizona operation. Major activities included:

•	The sale of equipment with a carrying value of $35.0 million and inventory with a carrying value of $42.4 million to Superior in June 2004;

•	The scrapping of unsaleable inventory with a carrying value of approximately $5.3 million throughout 2004; and

•	The cash settlement of trade receivables with a carrying value of approximately $13.9 million throughout 2004.
      Other current assets decreased $1.6 million excluding the Merger due to the elimination of interest rate swap fair values related to swaps that matured in September 2004. In addition to cash obtained in the Merger, cash and cash equivalents increased by $43.4 million from December 31, 2003 due primarily to cash received from the sale of certain inventory and equipment of BCC’s discontinued Phoenix, Arizona operation to Superior in June 2004. Absent the impact of the Merger, receivables and inventories increased by $8.4 million and $18.9 million, respectively, from December 31, 2003 due primarily to the Company’s improved operating results during 2004 and the Company’s need to increase inventory levels to support higher sales during the year.
      Current liabilities increased $43.2 million, or 24.7%, from $175.1 million at December 31, 2003 to $218.3 million at December 31, 2004. Absent the current liabilities assumed in the Merger, current liabilities decreased by $46.0 million, or 26.3%, from December 31, 2003. This reduction in current liabilities was primarily due to decreases in both current maturities of long-term debt and current liabilities of discontinued operations partially offset by an increase in accounts payable and accrued liabilities.

      Excluding the current maturities of long-term debt assumed in the Merger, current maturities of long-term debt decreased by $52.2 million from December 31, 2003 due primarily to the September 2004 repayment of the five-year tranche of the Company’s Series 1999 medium-term notes. These notes had a carrying value of $66.0 million at December 31, 2003. This payment was partially offset by the reclassification from long-term debt of a $15.0-million tranche of the Company’s Series 1997 medium-term notes that mature in August 2005.
      Current liabilities of discontinued operations, excluding the current liabilities of those discontinued operations assumed in the Merger, decreased by $16.8 million from December 31, 2003 due primarily to activities related to BCC’s discontinued Phoenix, Arizona operation. This operation experienced decreases in trade accounts payable; wages, severance and related taxes; fringe benefits; and other current liabilities as it was prepared for closure throughout the latter half of the year.
      Accounts payable and accrued liabilities increased by $20.1 million excluding the liabilities assumed in the Merger from December 31, 2004 due primarily to the Company’s improved operating results during 2004 and the Company’s need to increase purchases to support higher sales during the year. Accounts payable and accrued liabilities were also higher due to increased accrued severance resulting from the pending closure of a manufacturing facility in the United States and management of excess personnel (particularly as a result of the combined personnel count after the Merger), increased accrued professional services fees due to the Merger and the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and increased accrued incentive compensation due primarily to the Merger.
Long-Lived Assets
      Long-lived assets increased $456.9 million, or 158.0%, from $289.2 million at December 31, 2003 to $746.1 million at December 31, 2004.
      Property, plant and equipment (PP&E), as reflected on the Consolidated Balance Sheets in this Annual Report on Form 10-K, includes the acquisition cost less accumulated depreciation of the Company’s land and land improvements, buildings and leasehold improvements and machinery and equipment. PP&E increased by $149.1 million due mainly to the Merger. Absent the PP&E acquired in the Merger, PP&E decreased by $20.1 million from December 31, 2003. This decrease primarily represents 2004 depreciation of $29.0 million and asset impairment costs totaling $8.9 million recognized in 2004 related to the exit from certain product lines in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger) partially offset by 2004 capital expenditures of $15.9 million.
      Goodwill and other intangibles, as reflected on the Consolidated Balance Sheets in this Annual Report on Form 10-K, includes goodwill, patents, trademarks, backlog, favorable contracts and customer relations. Goodwill is defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. Goodwill and other intangibles increased by $284.9 million during 2004 due primarily to the Merger. Absent the goodwill and other intangibles resulting from the Merger, the carrying amount of these assets was relatively unchanged from December 31, 2003.
      Included in other long-lived assets are unamortized prepaid service fees and prepaid interest costs associated with the Company’s borrowing arrangements and long-lived pension fund prepayments. Other long-lived assets increased $0.5 million during 2004 due primarily to the Merger and the reclassification of a long-lived pension fund prepayment associated with the Company’s pension plan in the United States from other long-term liabilities during 2004 partially offset by amortization of the prepaid service fees and prepaid interest costs.
      Long-lived assets of discontinued operations increased $22.4 million in 2004. During the year, the Company recognized a long-lived deferred tax asset, in the form of an NOL carryforward, which arose from a tax deduction attributable to its investment in BCC’s discontinued Phoenix, Arizona operations.

Capital Structure

	2004		2003
December 31,	Amount	Percent	Amount		Percent

	(In thousands)
Current maturities of long-term debt	$15,702		$65,951	(1)
Long-term debt	232,823		136,000
Total debt	248,525	23.5%	201,951	(1)	41.8%
Stockholders’ equity	810,000	76.5%	281,540		58.2%

	$1,058,525	100.0%	$483,491		100.0%

(1)	The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, current maturities of long-term debt and total debt were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, at a fair market value as of December 31, 2003 of $66.0 million.
      The Company’s capital structure consists primarily of long-term debt and stockholders’ equity. The capital structure increased $575.0 million due primarily to the Merger.
      In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in $15.0 million annual increments in August 2005 through August 2009. In 1999, the Company completed a private placement of $64.0, $44.0 and $17.0 million in unsecured debt. The notes bear interest at the contractual rates of 7.60%, 7.74%, and 7.95%, respectively, and mature in September 2004, September 2006, and September 2009, respectively. The agreements for these notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth. The Company was in compliance with these covenants at December 31, 2004. The Company repaid the $64.0 million tranche of the 1999 placement in September 2004.
      At December 31, 2004, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into shares of common stock, at a conversion price of $18.069 per share, upon the occurrence of certain events. The conversion price is subject to adjustment in certain circumstances. Holders may surrender their debentures for conversion upon satisfaction of any of the following conditions: (1) the closing sale price of the Company’s common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; (3) the Company has called the debentures for redemption; or (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of December 31, 2004, condition (1) had been met, the senior implied rating was Ba2, and the corporate credit rating was BB-. Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed. The Company may redeem some or all of the debentures on or after July 21, 2008, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require the Company to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s option.
      The Company entered into a credit agreement with a group of six banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, a portion of the Company’s assets in the United States, other than real property, secures any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of a portion of the Company’s receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the sum of the Company’s excess borrowing availability and unrestricted cash falls below $25.0 million. There were no outstanding borrowings at December 31, 2004 under the Credit Agreement. The Company had $23.6 million in borrowing capacity available at December 31, 2004.
      The Company also had unsecured, uncommitted arrangements with 10 banks under which it may borrow up to $13.2 million at prevailing interest rates. At December 31, 2004, the Company had no outstanding borrowings under these arrangements.
      The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. During 2004, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that matured in September 2004. The swaps converted a notional amount of $64.0 million from fixed rates to floating rates and also matured in September 2004. These agreements were designated and qualified as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. Credit and market risk exposures on these agreements were limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.3 million pretax, or $.02 per diluted share, were recorded as a reduction to interest expense for 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on long-term debt by 0.57 percentage points for 2004.
      Stockholders’ equity increased by $528.5 million, or 187.7%, from 2003 to 2004 due primarily to the Merger. Absent the impact of the Merger, stockholders’ equity increased by $38.1 million from December 31, 2003. This increase resulted primarily from increases in additional paid in capital, retained earnings and accumulated other comprehensive income as well as a decrease in treasury stock. These increases were partially offset by an increase in unearned deferred compensation.
      Absent the impact of the Merger, additional paid in capital increased $2.6 million from December 31, 2003 due primarily to the use of common stock held in treasury for stock compensation plans settlement and retirement savings plan contributions. Retained earnings increased $7.9 million due primarily to 2004 net income of $15.2 million partially offset by dividends of $7.3 million. Accumulated other comprehensive income increased $20.4 million due primarily to a $24.2 positive effect of currency exchange rates on financial statement translation partially offset by a $3.8 unfavorable minimum pension liability adjustment. Treasury stock decreased by $7.7 million because the Company cancelled all shares of Belden common stock held in treasury immediately prior to the Merger. Unearned deferred compensation increased $0.5 million due to nonvested stock awards granted to key employees during the year partially offset by 2004 amortization.
Off-Balance Sheet Arrangements
      The Company was not a party to any of the following types of off-balance sheet arrangements at December 31, 2004:

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
Effects of Inflation
      During the years presented, inflation had a relatively minor effect on the Company’s results of operations. In recent years, the rate of inflation in the United States and Europe has been relatively low.
Environmental Remediation
      The Company is subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. The Company believes that its existing environmental control procedures are adequate and has no current plans for substantial capital expenditures in this area.
      A former Belden CDT facility in Shrewsbury, Massachusetts was sold to a third party in 1992, but Belden agreed to indemnify the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Contaminated soil has been removed, and groundwater remediation has been suspended. Site closure documents have been submitted to the state environmental agency for review and approval. The Company will close the groundwater system upon approval of the closure application by the state agency.
      The facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and groundwater contamination was identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and some form of remediation may be necessary. The Company has recorded a liability for the estimated costs. In addition, the Company may need to make capital expenditures to install groundwater treatment equipment. The Company does not expect the capital expenditures to materially affect financial results or cash flow.
      The Company is named as a defendant in the City of Lodi, California’s federal lawsuit along with over 100 other defendants. The complaint, brought under federal, state and local statutory provisions, alleges that property previously owned by a predecessor owner contributed to groundwater pollution in Lodi. There has been no validation or investigation to demonstrate or deny the City’s claim that the property allegedly owned by a predecessor owner is a potential pollution site. An investigation in the area is currently being planned, with a trial date tentatively scheduled to begin by September 2006. Because this claim is in the early stages of assessment, the Company cannot predict at this time the extent of any liability. However, the Company has accrued amounts related to resolution of the matter.
      Environmental contamination has been identified in the soil and groundwater at a facility the Company owns in Kingston, Ontario. Such contamination occurred prior to our purchase of the business in 1996. Nortel Networks Corp. (Nortel), the prior owner of such facility, has indemnified us, and retained responsibility, for monitoring and, as required, remediation of such contamination. In the event Nortel was unable to pay these obligations, the Company would be liable for all or most of such obligations. Management currently believes the probability that a loss will be incurred in connection with this site is remote.
      The Company has been identified as a potentially responsible party (PRP) with respect to three sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than 1% of the waste are often given the opportunity to settle as “de minimis” parties, resolving their liability for a particular site. The number of sites with respect to which the Company has been identified as a PRP has decreased in part as a result of “de minimis” settlements.
      Belden CDT does not own or operate any of the three waste sites with respect to which it has been identified as a PRP. In each case, Belden CDT is identified as a party that disposed of waste at the site. With respect to two of the sites, Belden CDT’s share of the waste volume is estimated to be less than 1%. At the third site, Belden contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for these sites, the Company believes, based on its preliminary review and other factors, including Belden CDT’s estimated share of the waste volume at the sites, that the costs relating to these sites will not have a material adverse effect on results of operations or financial condition. The Company has recorded an accrued liability on the Consolidated Balance Sheet to the extent such costs are known and estimable for such sites.
      The Company does not currently anticipate any material adverse effect on results of operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations, or cleanup costs at the facilities and sites discussed above. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.
Impact of Newly Issued Accounting Standards
      The following accounting standards or guidance were issued or became effective during the year ended December 31, 2004. Each of these standards or guidance should, to some degree, have an effect on the Company’s results of operations, financial position or cash flow beginning in 2005:

•	SFAS No. 123(R), Share-Based Payment;

•	SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4; and

•	EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations;
      The effects of these accounting standards on the Company’s Consolidated Financial Statements are discussed in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Critical Accounting Policies
      The preparation of financial statement and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in its Consolidated Financial Statements and accompanying notes. Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. The Company considers the accounting policies described below to be its most critical accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. The Company believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. The

Company’s senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.
Revenue Recognition
      Revenue is recognized in the period title to product passes to customers and collectibility of the resulting accounts receivable is reasonably assured. As part of the revenue recognition process, the Company determines whether the resulting accounts receivable are reasonably assured of collection based on a variety of factors, including an evaluation of whether there has been deterioration in the credit quality of its customers, which could result in the Company being unable to collect the accounts receivable. In situations where it is unclear as to whether the Company will be able to sell or collect the accounts receivable, the Company will request alternative financing arrangements, such as prepayment or commercial letters of credit, from the customer.
Sales Incentive, Product Price Protection and Returned Material Allowances
      The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. Certain distribution customers are also allowed to return inventory at the customer’s original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Sales revenues are reduced when incentives, allowances or returns are anticipated or projected. The Company reduces revenues by recording a separate deduction in gross revenues. The Company follows guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Future market conditions and product transitions might require the Company to take actions to increase customer incentive and product price protection offerings, possibly resulting in an incremental reduction of revenue at the time the incentive or allowance is offered. Additionally, certain incentive programs require the Company to estimate, based on historical experience, the number of customers who will actually redeem the incentive. Actual results may differ materially from these estimates.
      The Company recognized incentive allowances totaling $16.7 million, $6.0 million and $5.3 million as a deduction in gross revenues in 2004, 2003 and 2002, respectively.
Allowance for Doubtful Accounts
      The Company evaluates the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of the accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. In circumstances where the Company is aware of a customer’s inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. There have been occasions over the past decade where the Company recognized an expense associated with the rapid collapse of a distributor for which no specific reserve had been previously established. The reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.
      The Company recognized bad debt expense of $0.7 million, $0.8 million and $1.8 million as a component of operating expenses in 2004, 2003 and 2002, respectively.
      The allowance for doubtful accounts at December 31, 2004 and 2003 was $5.6 million and $2.7 million, respectively.

Inventory Allowances
      The Company evaluates the realizability of its inventory on a product-by-product basis in light of anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, the Company records a charge to cost of goods sold and reduces the inventory to its net realizable value. Revisions to these inventory adjustments would be required if any of the factors mentioned above differed from the Company’s estimates.
      At December 31, 2004 and 2003, the Company had inventory allowances of $22.7 million and $3.8 million, respectively.
Deferred Tax Assets
      The Company recognizes deferred tax assets resulting from tax credit carryforwards, NOL carryforwards and deductible temporary differences between taxable income/(loss) on its income tax returns and income/(loss) before income taxes under accounting principles generally accepted in the United States. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in the Company’s Consolidated Financial Statements become deductible for income tax purposes. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset.
      The Company revised during 2004 the estimate of its ability to benefit from deferred tax assets arising from its Netherlands operations in light of the longer duration and greater strength of the cyclical down turn in the European economy than the Company had previously envisioned and in light of the restructuring and severance costs associated with the synergy opportunities arising from the Merger. As a result, the Company recorded an additional $9.4 million valuation reserve during 2004 with respect to net operating losses generated in the Netherlands. As of December 31, 2004, the Company had approximately $20.7 million of deferred tax assets related in part to domestic and foreign loss carryforwards, net of valuation allowances totaling $22.6 million. The realization of these assets is partially based upon estimates of future taxable income. Based on these estimates, the Company believes the deferred tax assets net of valuation allowances will be realized. This determination was based on current projections of future taxable income when taking into consideration the potential limitations on the utilization of NOL carryforwards imposed by Section 382 of the Internal Revenue Code (Section 382). Section 382 imposed limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”. In general terms, an “ownership change” results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. As a result of the most recent ownership change, the Company believes that Section 382 will have little, if any, impact upon the utilization of its NOL carryforwards.
      The Company’s NOL carryforwards totaled $353.5 million in at December 31, 2004. Unless otherwise utilized, NOL carryforwards totaling $0.4 million will expire in 2005, NOL carryforwards totaling $11.9 million will expire in 2006, NOL carryforwards totaling $57.7 million will expire between 2007 and 2009, and NOL carryforwards totaling $198.1 million will expire between 2010 and 2024. NOL carryforwards with an indefinite carryforward period total $85.4 million. NOL carryforwards are presented net of liabilities related to the Tax Sharing and Separation Agreement between the Company and its former owner, Cooper Industries Ltd.
Income Tax Contingencies
      The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions are likely to be challenged and that the Company’s position may not be fully sustained. To the extent the Company was to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, there could be a material effect on the Company’s income tax provisions or benefits in the period in which such determination is made.
Valuation of Long-Lived Tangible Assets and Amortizable Intangible Assets
      In accordance with SFAS No. 144, the Company reviews long-lived tangible assets and amortizable intangible assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset’s quoted market price in an active market or, where an active market for the asset does not exist, the Company’s best estimate of fair value based on either discounted cash flow analysis or present value analysis.
      The discounted cash flow analyses and present value analyses that the Company uses to estimate the fair value of its long-lived tangible assets and amortizable intangible assets, are dependent on a number of factors including long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates, terminal growth rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.
      During 2004, the Company determined that certain asset groups within both the Europe operations and the United States operations of its Electronics segment were impaired. The applicable assets of the segment’s Europe operations were impaired due to the exit from certain product lines within those operations. The applicable assets of the segment’s United States operations were impaired due to excess capacity (primarily as a result of the combined capacity after the Merger). In accordance with SFAS No. 144, the Company estimated the fair value of the equipment based upon anticipated net proceeds from its sale and recognized an impairment loss of $8.9 million based on the difference between the carrying value of the equipment and its fair value. This loss was reflected as other operating expense in the Consolidated Statement of Operations for 2004.
      During 2003, the Company determined that asset groups within the North American operations of its former Communications segment were impaired. The Company then estimated fair values using a variety of techniques including discounted cash flows and comparable market data. Assumptions utilized in estimating fair values under continued asset use included long-term forecasts of revenue growth, gross margins and capital expenditures. Comparable market data was obtained from appraisals and other third party valuation estimates. The Company determined that fair values of asset groups within the North American operations of its former Communications segment were less than carrying amounts by $92.4 million. The Company included this impairment charge in loss from discontinued operations in the Consolidated Statement of Operations for 2003.
      During 2003, the Company identified certain equipment in its German manufacturing facility in the Electronics segment that would not be transferred to the Company’s other manufacturing facilities after the closure of the German manufacturing facility late in 2003. In accordance with SFAS No. 144, the Company estimated the fair value of the equipment based upon anticipated net proceeds from its sale and recognized an impairment loss of $0.4 million based on the difference between the carrying value of the equipment and its fair value. This loss was reflected as other operating expense in the Consolidated Statement of Operations for 2003.
      During 2002, the Company recognized impairment losses of $17.8 million on the PP&E of continuing operations and $14.7 million on the PP&E of discontinued operations. These losses resulted from the Company’s plan to exit the production of certain products in North America, Europe and Australia, to dispose of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications, and to dispose of certain real estate and buildings in order to rationalize production capabilities. The impairment loss related to continuing operations was reflected as other operating expense in the Consolidated Statement of Operations for 2002. The impairment loss related to discontinued operations was included in loss from discontinued operations in the Consolidated Statement of Operations for 2002.
Valuation of Goodwill and Indefinite-Lived Intangible Assets Not Subject to Amortization
      In accordance with SFAS No. 142, the Company evaluates goodwill and indefinite-lived intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of these assets may no longer be recoverable.
      SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit’s net assets exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company recognizes an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating expenses.
      The income approach, which the Company uses to estimate the fair value of its reporting units, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results could differ from these estimates.
      SFAS No. 142 requires that an impairment test for an indefinite-lived intangible asset not subject to amortization consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess.
      During both 2004 and 2003, the Company performed an evaluation of the recoverability of the carrying value of its goodwill using discounted cash flow projections. Based on the discounted cash flow projections, the Company determined that the carrying value of its goodwill was recoverable at both December 31, 2004 and 2003.
      The Company believes that if there is little to no improvement during 2005 and beyond from the revenues and profitability achieved by the Belden Wire & Cable B.V. (Netherlands) and Belden-EIW GmbH & Co. KG (Germany) operations of its Electronics segment in 2004, future operating results would adversely affect the discounted future cash flows of those operations and, accordingly, could negatively affect the assessment of the operations’ goodwill. Goodwill, net of accumulated amortization, for the Netherlands and Germany operations of the Electronics segment totaled $14.1 million at December 31, 2004.
      During 2004, the Company also performed an evaluation of the recoverability of the carrying values of its indefinite-lived intangible assets not subject to amortization. Based on a comparison of the fair values of these assets with their respective carrying values, the Company determined that the carrying values of its indefinite-lived intangible assets not subject to amortization were recoverable at December 31, 2004.
Pension and Other Postretirement Benefits
      The Company’s pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. The Company bases the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect the Company’s long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. The Company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The Company’s key assumptions are described in further detail in Note 15, Pension and Other Postretirement Benefits, to the Consolidated Financial Statements in this Annual Report on Form 10-K. Actual results that differ from the Company’s assumptions are accumulated and, if in excess of the lesser of 10% of the project benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants. While the actual rate of return on plan assets over the past five years has been less than the assumed rate of return on plan assets, the Company believes the assumed rate is a reasonable assumption for the long-term performance of its plan assets.
Business Combination Accounting
      The Merger was accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. First, management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Merger consummation date. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilized third party appraisals to assist in estimating the fair value of tangible PP&E and intangible assets acquired. The Company’s estimations are described in further detail in Note 3, Business Combinations, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Outlook
      The Company anticipates further moderate improvement in the general economies of both North America and Europe in 2005. The Company has announced price increases taking effect during the first quarter of 2005 in most markets and regions and for most products, and these price increases in aggregate are expected to at least offset rising costs of copper and other materials. The Company has expressed its intention to continue to raise prices as needed to prevent the erosion of its operating margins due to material costs. The Company estimates that its 2005 revenues will increase between 5% and 10% compared with pro forma revenues for 2004. Pro forma revenue is a financial measure that is not prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company provides information about pro forma revenues because management believes it supplies meaningful additional information about the Company’s performance and its ability to service its long-term debt and other fixed obligations and to fund continued growth. Pro forma revenues should be considered in addition to, but not as a substitute for, actual revenues prepared in accordance with GAAP. A reconciliation of actual revenues prepared in accordance with GAAP for 2004 to pro forma revenues for 2004 is included in Note 3, Business Combinations, to the Consolidated Financial Statements in the Annual Report on Form 10-K.
      The Company currently believes that company-wide cost-saving initiatives launched in connection with the Merger in July 2004 will provide annual net savings of approximately $35.0 million before tax, and that actions to achieve such savings will be completed by the end of 2005. These initiatives include purchase cost savings that were implemented in the second half of 2004, plant closures that were announced in 2004 and will be achieved by mid-year 2005, personnel reductions, and manufacturing realignments. Partially offsetting these improvements will be higher information technology expenses, which are included in the Company’s estimate of net savings. Because of both these savings and increased utilization of its manufacturing capacity, the Company expects that operating margins will improve and will be between 8.5% and 9.5% of revenues for 2005.
      The Company anticipates recognizing increased expenses for its pension plans during 2005. The Company’s expenses for these plans during 2004 were $9.7 million. The Company anticipates expenses for these plans of $12.1 million during 2005. The increase in expense results primarily from full-year inclusion of the Canadian plans acquired in the Merger and the continuing impact of investment losses incurred from 2001 through 2003 on the calculation of plan expenses.
      The Company anticipates funding $25.5 million in pension contributions and $2.5 million in contributions for other postretirement benefit plans in the upcoming year. The Company also anticipates paying off a tranche of its 1997 medium-term notes in the amount of $15.0 million in August 2005. The Company anticipates it will have sufficient funds to satisfy these cash requirements.
      The Company expects to recognize “sales incentive” compensation of up to $3.0 million in 2005 from a private-label customer under a minimum requirements contract should the customer fail to meet purchasing targets. With respect to the 2005 payment, the Company received a $1.5 million prepayment in 2002 per the terms of the minimum requirements contract. The remaining 2005 compensation could be reduced by the gross margin generated from the customer’s purchases of certain products from the Company during upcoming year.
      Management expects that the Company’s effective tax rate for continuing operations in 2005 will be 35%. Because of NOL carryforwards, the Company anticipates that it will not make cash payments of United States income taxes during 2005. Cash payments of income taxes will occur for some state and local jurisdictions in the United States and some national jurisdictions outside the United States.
      Management expects that the Company’s discontinued operations will generate a loss of $2.0 million to $3.0 million during 2005, net of tax benefit, and that this loss will be concentrated mainly in the first half of the year, after which time the affected plants will have ceased operations and the majority of the assets will be disposed. The Company anticipates the liquidation of assets of discontinued operations will generate cash that will largely offset cash required for severance associated with the discontinuance of these operations.
      The Company is engaged in an effort to liquidate its excess real estate in the United States, Canada and Europe. The Company has several buildings listed for sale and has contracts to sell real estate during the first six months of 2005 with estimated cash proceeds of approximately $25.0 million.
      The Company sold certain assets of its North American Communications operations to Superior on June 1, 2004, for approximately $95.0 million including $10.0 million to be paid nine months after the closing date contingent on a successful transition of customers to Superior. The Company received this $10.0 million from Superior in March 2005 and will record an additional gain on the disposal of these discontinued operations during the first quarter of 2005.
      Depreciation and amortization for the year 2005 are expected to be $38.0 million. Capital expenditures for Belden CDT during 2005 are expected to be between $25.0 million and $30.0 million.
      The Company has incurred severance charges having to do with the discontinuation of certain operations and with other actions intended to reduce costs. The amount of the charges recognized but not funded as of December 31, 2004 is $20.4 million. Management expects that that all of these charges will be funded in 2005. This will have a negative effect on cash flow. Management expects that there may be additional restructuring charges (severance and asset impairment) in future periods that will have a negative effect on operating results in the short term and a negative effect on cash flow.
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
      The Company’s outlook for the first quarter of 2005 is that revenues will be between $305.0 million and $310.0 million, the operating margin will be in the mid-single digits, and interest expense will be $3.1 million.
      The Company anticipates that annual dividends in the aggregate of $.20 per common share ($.05 per common share each quarter) will be paid to all common stockholders.
Forward-Looking Statements
      The statements set forth in this report other than historical facts, including those noted in the “Outlook” section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, general economic conditions, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the Company’s actual results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.
      The Company’s actual results may differ materially from such forward-looking statements for the following reasons:

•	Changing economic conditions in the United States, Europe and parts of Asia (and the impact such conditions may have on the Company’s sales);

•	The level of business spending in the United States, Canada, Europe, and other markets on information technology and the building or reconfiguring of network infrastructure;

•	Increasing price, product and service competition from United States and international competitors, including new entrants;

•	The creditworthiness of the Company’s customers;

•	The Company’s continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis;

•	The ability to successfully restructure the Company’s operations;

•	The ability to transfer production among the Company’s facilities;

•	The Company’s abilities to integrate the operations of Belden and CDT and to achieve the expected synergies and cost savings;

•	Developments in technology;

•	The threat of displacement from competing technologies (including wireless and fiber optic technologies);

•	Demand and acceptance of the Company’s products by customers and end users;

•	Changes in raw material costs (specifically, costs for copper, Teflon FEP® and commodities derived from petroleum and natural gas) and availability;

•	Changes in foreign currency exchange rates;

•	The pricing of the Company’s products (including the Company’s ability to adjust product pricing in a timely manner in response to raw material cost volatility);

•	The success of implementing cost-saving programs and initiatives;

•	Reliance on large distributor customers and the reliance of the Networking segment on sales to large telecommunications customers in Europe;

•	The threat of war and terrorist activities;

•	General industry and market conditions and growth rates; and

•	Other factors noted in this report and other Securities Exchange Act of 1934 filings of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risks relating to the Company’s operations result primarily from foreign currency exchange rates, certain commodity prices, interest rates and credit extended to customers. To manage the volatility relating to exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, the Company sometimes enters into various derivative transactions pursuant to the Company’s policies in areas such as counterparty exposure and hedging practices. The Company does not hold or issue derivative instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed twelve months. Each of these risks is discussed below.
Foreign Currency Exchange Rate Risk
      The Company manufactures and sells its products in a number of countries throughout the world, and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company’s foreign currency exchange rate management activities is to manage the volatility associated with foreign currency purchases of materials or sales of finished product and other assets and liabilities created in the normal course of business. The Company’s foreign currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, the Company will sometimes use foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less.
      CDT executed a foreign currency swap derivative contract that was assumed by the Company on the effective date of the Merger. The contract will convert a notional amount of 2.6 million euros into 82.4 million Czech koruny in April 2005. The Company does not consider the contract to be an effective hedge of its cash flow exposure and therefore, records all currency gains or losses in the Consolidated Statement of Operations as they occur. The Company had no other foreign currency derivatives outstanding at December 31, 2004 and did not employ any other foreign currency derivatives during the year then ended.
      The Company generally views as long-term its investments in international subsidiaries with functional currencies other than the United States dollar. As a result, the Company does not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, the Company is exposed primarily to the euro, the British pound and the Canadian dollar.
      The Company’s net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $261.8 million and $109.0 million at December 31, 2004 and 2003, respectively.
Commodity Price Risk
      Certain raw materials used by the Company are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of the Company’s commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. The Company does not speculate on commodity prices.
      The Company is exposed to price risk related to its purchase of copper used in the manufacture of its products. The Company’s copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Where natural techniques are not possible, the Company will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less. The Company did not have any commodity price derivatives outstanding at December 31, 2004 and did not employ any commodity price derivatives during the year then ended. The following table presents the purchase commitments by the notional amount in pounds, the weighted average contract price, and total dollar amounts by expected maturity date. In addition, the table presents the physical inventory of copper at December 31, 2004 by the amount of pounds held at average cost. The fair value of purchase commitments and physical inventory as of December 31, 2004 is also presented.

	Expected Maturity Dates

	2005	Thereafter	Fair Value

	(In thousands, except average price)
Purchase commitments:
Continuing operations:
Commitment volume (pounds)	921.5	—
Weighted average price (per pound)	$1.4721	—
Commitment amounts	$1,356.5	—	$1,370.3
On-hand copper rod at December 31, 2004:
Continuing operations:
Pounds on hand	5,859.5	—
Weighted average price (per pound)	$1.5321	—
Total value on hand	$8,977.2	—	$8,713.1
Discontinued operations:
Pounds on hand	431.0
Weighted average price (per pound)	$1.4323
Total value on hand	$617.3		$640.9
      The Company is also exposed to price risk related to its purchase of selected commodities derived from petroleum and natural gas used in the manufacture of its products. The Company generally purchases these commodities based upon market prices established with the vendors as part of the purchase process. Recent trends indicate that pricing of these commodities may become more volatile due to the increased prices of both petroleum and natural gas as well as the current threat of terrorist activities. Historically, the Company has not used commodity financial instruments to hedge prices for commodities derived from petroleum and natural gas. There is a modest correlation, primarily in the Networking segment, between costs for commodities derived from petroleum and natural gas and the ultimate selling price of the product. Exposures to most changes in costs for commodities derived from petroleum and natural gas remain unprotected.
Interest Rate Risk
      The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For the Company’s debt obligations, the table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 2004.

	Principal (Notional) Amount by Expected Maturity
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

	(In millions, except rates)
Fixed-rate debt	$15.0	$15.0	$15.0	$15.0	$15.0		$75.0	$73.4
Average interest rate	6.92%	6.92%	6.92%	6.92%	6.92%
Fixed-rate debt		$44.0					$44.0	$45.3
Average interest rate		7.85%
Fixed-rate debt					$17.0		$17.0	$17.2
Average interest rate					8.06%
Fixed-rate convertible debt						$110.0	$110.0	$110.0	(1)
Average interest rate						4.00%

(1)	The Company’s contingently convertible notes traded at 147.125 at December 31, 2004. The Company believes the premium associated with these notes is attributable to factors other than changes in interest rate.
Credit Risk
      The Company sells its products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 52%, 50% and 50% of revenues in 2004, 2003 and 2002, respectively.
      During 2004, 2003 and 2002, the Company recorded total bad debt expense of $0.7 million, $0.8 million and $1.8 million, respectively.
      The following table reflects the receivables that represent the only significant concentrations of credit to which the Company was exposed at December 31, 2004 and 2003. Historically, these customers generally pay all outstanding receivables within thirty to sixty days of invoice receipt.

	2004		2003

		Percent of Net		Percent of Net
December 31,	Amount	Receivables	Amount	Receivables

	(In thousands, except % data)
Receivable 1	$23,006	13%	$15,262	18%
Receivable 2	12,971	7%	4,850	6%
Receivable 3	11,746	7%	8,990	10%

Total	$47,723	27%	$29,102	34%

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Belden CDT Inc.
      We have audited the accompanying consolidated balance sheets of Belden CDT Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden CDT Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Belden CDT Inc.’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
St. Louis, Missouri
March 29, 2005

Belden CDT Inc.
Consolidated Balance Sheets

December 31,	2004	2003

	(In thousands, except
	par value and number of
	shares)
ASSETS
Current assets:
Cash and cash equivalents	$188,798	$94,955
Receivables, less allowance for doubtful accounts of $5,618 and $2,683 at 2004 and 2003, respectively	174,554	86,225
Inventories, net	227,034	93,406
Income taxes receivable	194	1,770
Deferred income taxes	15,911	13,068
Other current assets	8,689	6,218
Current assets of discontinued operations	34,138	104,319

Total current assets	649,318	399,961
Property, plant and equipment, less accumulated depreciation	338,247	189,129
Goodwill, less accumulated amortization of $12,640 and $13,768 at 2004 and 2003, respectively	286,163	79,463
Intangible assets, less accumulated amortization of $3,093 and $32 at 2004 and 2003, respectively	78,266	17
Other long-lived assets	6,460	5,990
Long-lived assets of discontinued operations	36,984	14,565

	$1,395,438	$689,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$185,035	$89,179
Current maturities of long-term debt	15,702	65,951
Current liabilities of discontinued operations	17,534	19,951

Total current liabilities	218,271	175,081
Long-term debt	232,823	136,000
Postretirement benefits other than pensions	30,089	10,201
Deferred income taxes	68,158	59,604
Other long-term liabilities	25,340	20,994
Long-term liabilities of discontinued operations	1,516	5,705
Minority interest	9,241	—
Stockholders’ equity:
Preferred stock, par value $.01 per share — 2,000,000 and 25,000,000 shares authorized at 2004 and 2003, respectively no shares outstanding	—	—
Common stock, par value $.01 per share — 200,000,000 and 100,000,000 shares authorized at 2004 and 2003, respectively 50,210,576 and 26,203,603 shares issued at 2004 and 2003, respectively 47,201,404 and 25,656,313 shares outstanding at 2004 and 2003, respectively	502	262
Additional paid-in capital	531,984	39,022
Retained earnings	252,114	244,217
Accumulated other comprehensive income	27,862	7,461
Unearned deferred compensation	(2,462)	(1,700)
Treasury stock, at cost — 3,009,172 and 547,290 shares at 2004 and 2003, respectively	—	(7,722)

Total stockholders’ equity	810,000	281,540

	$1,395,438	$689,125

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.
Consolidated Statements of Operations

Years Ended December 31,	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenues	$966,174	$624,106		$633,083
Cost of sales	766,101	504,799		510,226

Gross profit	200,073	119,307		122,857
Selling, general and administrative expenses	151,438	94,717		95,742
Other operating expenses/(earnings)	5,871	(2,631)		6,932

Operating earnings	42,764	27,221		20,183
Nonoperating earnings	(1,732)	—		—
Minority interest in earnings	371	—		—
Interest expense	12,881	12,571		14,257

Income from continuing operations before taxes	31,244	14,650		5,926
Income tax expense	15,891	4,493		5,935

Income/(loss) from continuing operations	15,353	10,157		(9)
Loss from discontinued operations, net of tax benefit of $17,536, $40,371 and $8,913, respectively	(417)	(71,768)		(15,126)
Gain on disposal of discontinued operations, net of tax expense of $142	253	—		—

Net income/(loss)	$15,189	$(61,611)		$(15,135)

Weighted average number of common shares and equivalents:
Basic	35,404	25,158		24,763
Diluted	38,724	25,387		24,763

Basic earnings/(loss) per share:
Continuing operations	$.43	$.40	$	(—)
Discontinued operations	(.01)	(2.85)		(.61)
Disposal of discontinued operations	.01	—		—
Net income/(loss)	.43	(2.45)		(.61)

Diluted earnings/(loss) per share:
Continuing operations	$.43	$.40	$	(—)
Discontinued operations	(.01)	(2.83)		(.61)
Disposal of discontinued operations	.01	—		—
Net income/(loss)	.43	(2.43)		(.61)

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.
Consolidated Cash Flow Statements

Years Ended December 31,	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$15,189	$(61,611)	$(15,135)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	30,714	35,765	39,651
Asset impairment charges	8,871	92,752	32,719
Deferred income tax provision/(benefit)	1,694	(34,206)	(1,023)
Retirement savings plan contributions	2,279	3,739	—
Stock compensation	3,768	1,650	1,140
Employee stock purchase plan	56	2,149	1,647
Gain on business divestiture	(1,732)	—	—
Gain on disposal of property, plant and equipment	(1,616)	—	—
Changes in operating assets and liabilities(1):
Receivables	11,665	20,609	9,089
Inventories	(13,876)	42,031	10,611
Accounts payable and accrued liabilities	(22,411)	(27,303)	6,150
Current and deferred income taxes, net	397	4,403	16,113
Other assets and liabilities, net	5,964	16,410	(7,328)

Net cash provided by operating activities	40,962	96,388	93,634
Cash flows from investing activities:
Capital expenditures	(15,889)	(16,738)	(32,830)
Cash used to acquire business	(6,196)	—	(11,300)
Proceeds from business divestiture	681	—	—
Proceeds from disposal of tangible assets	88,326	246	202

Net cash provided by/(used for) investing activities	66,922	(16,492)	(43,928)
Cash flows from financing activities:
Net payments under borrowing arrangements	(66,660)	—	(31,461)
Proceeds from exercise of stock options	4,375	170	1,198
Cash dividends paid	(7,292)	(5,083)	(4,878)

Net cash used for financing activities	(69,577)	(4,913)	(35,141)
Effect of exchange rate changes on cash and cash equivalents	4,630	2,377	231

Increase in cash and cash equivalents	42,937	77,360	14,796
Cash received from merger of Belden Inc. and Cable Design Technologies Corporation	50,906	—	—
Cash and cash equivalents, beginning of period	94,955	17,595	2,799

Cash and cash equivalents, end of period	$188,798	$94,955	$17,595

Supplemental cash flow information
Income tax refunds received	$3,595	$18,614	$21,377
Income taxes paid	(5,773)	(13,630)	(2,852)
Interest paid, net of amount capitalized	(15,383)	(14,543)	(14,752)

(1)	Net of the effects of exchange rate changes and acquired businesses.
The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.
Consolidated Stockholders’ Equity Statements

						Accumulated
					Unearned	Other
	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Stock	Capital	Earnings	Stock	Compensation	Income/(Loss)	Total

	(In thousands)
Balance at December 31, 2001	$262	$43,773	$330,923	$(25,603)	$(1,233)	$(26,625)	$321,497
Net loss			(15,135)				(15,135)
Foreign currency translation						21,357	21,357
Unrealized gain on derivative instruments						245	245
Minimum pension liability, net of tax of $8.3 million						(12,836)	(12,836)

Comprehensive loss							(6,369)
Issuance of stock
Stock options		(593)		1,791			1,198
Stock compensation		(426)		2,412	(1,921)		65
Retirement savings plan		(576)		1,481			905
Employee stock purchase plan		(1,261)		2,908			1,647
Amortization of unearned deferred compensation					1,140		1,140
Cash dividends ($.20 per share of common stock)			(4,878)				(4,878)

Balance at December 31, 2002	262	40,917	310,910	(17,011)	(2,014)	(17,859)	315,205
Net loss			(61,611)				(61,611)
Foreign currency translation						24,650	24,650
Minimum pension liability, net of tax of $0.8 million						670	670

Comprehensive loss							(36,291)
Issuance of stock
Stock options		1		169			170
Stock compensation		(560)		1,896	(1,188)		148
Retirement savings plan		(713)		4,452			3,739
Employee stock purchase plan		(623)		2,772			2,149
Amortization of unearned deferred compensation					1,502		1,502
Cash dividends ($.20 per share of common stock)			(5,082)				(5,082)

Balance at December 31, 2003	262	39,022	244,217	(7,722)	(1,700)	7,461	281,540
Net income			15,189				15,189
Foreign currency translation						24,233	24,233
Minimum pension liability, net of tax of $1.7 million						(3,832)	(3,832)

Comprehensive income							35,590
Issuance of stock
Stock options	2	4,384		121			4,507
Stock compensation		1,811		1,160	(3,881)		(910)
Retirement savings plan		477		1,802			2,279
Employee stock purchase plans		184		54			238
Amortization of unearned deferred compensation					3,645		3,645
Cash dividends ($.20 per share of common stock)			(7,292)				(7,292)
Merger between Belden and CDT	238	486,106		4,585	(526)		490,403

Balance at December 31, 2004	$502	$531,984	$252,114	$—	$(2,462)	$27,862	$810,000

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.
Notes to Consolidated Financial Statements

Note 1:	Description of Business
      Belden CDT Inc. (the Company) designs, manufactures and markets high-speed electronic cables and connectivity products for the specialty electronics and data networking markets. The Company focuses on segments of the worldwide cable and connectivity market that require highly differentiated, high-performance products and adds value through design, engineering, manufacturing excellence, product quality, and customer service. The Company has manufacturing facilities in North America and Europe and had a manufacturing facility in Australia until June 2003.

Note 2:	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying Consolidated Financial Statements include Belden CDT Inc. and all of its subsidiaries. The Company, formerly called Cable Design Technologies Corporation (CDT), merged with Belden Inc. (Belden) and changed its name to Belden CDT Inc. on July 15, 2004. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes. The results of operations of CDT are included in the Company’s Consolidated Statement of Operations from July 16, 2004.
      All affiliate accounts and transactions are eliminated in consolidation.

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

Reclassifications
      Certain reclassifications have been made to the 2002 and 2003 Consolidated Financial Statements in order to conform to the 2004 presentation.

Cash and Cash Equivalents
      The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Trade Receivables and Related Allowances
      The Company classifies amounts owed to the Company and due within twelve months, arising from the sale of goods or services in the normal course of business to an unrelated party, as trade receivables. Trade receivables due after twelve months are reclassified as other long-lived assets.
      Interest charged on delinquent trade receivables is accrued but the income is deferred as a receivables allowance until the interest is collected.
      The Company evaluates the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of the accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. In circumstances where the Company is aware of a customer’s inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. The Company recognized bad debt expense of $0.7 million, $0.8 million and $1.8 million in 2004, 2003 and 2002, respectively. The allowance for doubtful accounts at December 31, 2004 and 2003 was $5.6 million and $2.7 million, respectively.

Inventories and Related Reserves
      Inventories are stated at the lower of cost or market. The Company determines the cost of all raw materials, work-in-process and finished goods inventories by the first in, first out method. Cost components include direct labor, applicable production overhead and amounts paid to suppliers of materials and products as well as freight costs and, when applicable, duty costs to import the materials and products.
      The Company evaluates the realizability of its inventory on a product-by-product basis in light of anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, inventory is deemed technologically obsolete or not saleable due to condition or inventory cost exceeds net realizable value, the Company records a charge to cost of goods sold and reduces the inventory to its net realizable value.
      Further disclosure regarding the Company’s inventories is included in Note 9, Inventories, to these Consolidated Financial Statements.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets ranging from ten to forty years for buildings, five to twelve years for machinery and equipment and five years for business information systems. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 34, Capitalization of Interest Costs, the Company capitalizes interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets’ useful lives.
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property, plant and equipment to determine whether an event or change in circumstances indicates the carrying values of the assets may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset’s quoted market price in an active market or, where an active market for the asset does not exist, the Company’s best estimate of fair value based on either discounted cash flow analysis or present value analysis.
      Further disclosure regarding the Company’s property, plant and equipment is included in Note 10, Property, Plant and Equipment, to these Consolidated Financial Statements.

Intangible Assets
      The Company’s intangible assets consist of (a) definite-lived assets subject to amortization such as patents, favorable customer contracts, customer relationships and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill and trademarks. Amortization of the definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets ranging from less than one year for backlog to in excess of twenty-five years for customer relationships.
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The provision of SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company recognizes an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating expenses.
      In accordance with SFAS No. 142, the Company evaluates other indefinite-lived intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. SFAS No. 142 requires that an impairment test for an indefinite-lived intangible asset not subject to amortization consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess.
      In accordance with SFAS No. 144, the Company reviews definite-lived intangible assets subject to amortization to determine whether an event or change in circumstances indicates the carrying values of the assets may not be recoverable. The Company tests intangible assets subject to amortization for impairment and estimates their fair values using the same assumptions and techniques that were employed for impairment testing and asset fair value estimation of property, plant and equipment.
      Further disclosure regarding the Company’s intangible assets is included in Note 11, Intangible Assets, to these Consolidated Financial Statements.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Pension and Other Postretirement Benefits
      The Company’s pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. The Company bases the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect the Company’s long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. The Company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The Company’s key assumptions are described in further detail in Note 15, Pension and Other Postretirement Benefits. Actual results that differ from the Company’s assumptions are accumulated and, if in excess of the lesser of 10% of the project benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Comprehensive Income/(Loss)
      Comprehensive income/(loss) consists of net income/(loss), foreign currency translation adjustments and minimum pension liability adjustments, and is presented in the accompanying Consolidated Statements of Stockholders’ Equity.

Business Combination Accounting
      The merger of Belden and CDT on July 15, 2004 was accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. First, management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the business combination effective date. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilized third party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.
      Further disclosure regarding the merger of Belden and CDT is included in Note 3, Business Combinations, to these Consolidated Financial Statements.

Revenue Recognition
      Revenue is recognized in the period title to product passes to customers and collectibility of the resulting accounts receivable is reasonably assured. As part of the revenue recognition process, the Company determines whether the resulting accounts receivable are reasonably assured of collection based on a variety of factors, including an evaluation of whether there has been deterioration in the credit quality of its customers, which could result in the Company being unable to collect the accounts receivable. In situations where it is unclear as to whether the Company will be able to sell or collect the accounts receivable, the Company will request alternative financing arrangements, such as prepayment or commercial letters of credit, from the customer.
      The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. Certain distribution customers are also allowed to return inventory at the customer’s original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Sales revenues are reduced when incentives, allowances or returns are anticipated or projected. The Company reduces revenues by recording a separate

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
deduction in gross revenues. The Company follows guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force Abstract (EITF) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Shipping and Handling Costs
      In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs primarily incurred at the Company’s distribution centers totaling $8.3 million, $6.5 million and $7.2 million were included in selling, general and administrative expenses for 2004, 2003 and 2002, respectively.

Research and Development
      Research and development expenditures are charged to expense as incurred. Expenditures for research and development sponsored by the Company were $8.5 million, $7.9 million and $7.5 million for 2004, 2003 and 2002, respectively.

Environmental Remediation and Compliance
      Environmental remediation costs are accrued, except to the extent costs can be capitalized, based on estimates of known environmental remediation exposures. Environmental compliance costs include maintenance and operating costs with respect to ongoing monitoring programs. Such costs are expensed as incurred. Capitalized environmental costs are depreciated generally utilizing a 15-year life.

Share-Based Payments
      During the years ended December 31, 2004, 2003 and 2002, The Company sponsored six stock compensation plans — the Belden 2003 Long-Term Incentive Plan, the Belden 1994 Incentive Plan, the CDT 2001 Long-Term Performance Incentive Plan, the CDT 1999 Long-Term Performance Incentive Plan, the CDT Long-Term Performance Incentive Plan and the CDT Supplemental Long-Term Performance Incentive Plan (together, the Incentive Plans) as well as two employee stock purchase plans — the Belden 2003 Employee Stock Purchase Plan and the Belden 1994 Employee Stock Purchase Plan (together, the Stock Purchase Plans).
      The Belden 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. Although neither plan has been terminated, there are also no future awards available under either the CDT 1999 Long-Term Performance Incentive Plan or the CDT Long-Term Performance Incentive Plan. The Belden 1994 Employee Stock Purchase Plan expired by its own terms in September 2003 and no future purchase rights are available under this plan. Options and stock purchase rights granted under these plans affected pro forma operating results for the years ended December 31, 2004, 2003 and 2002.
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

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized to expense over the grant’s vesting period.
      Under the Stock Purchase Plans, eligible employees receive the right to purchase a specified amount of the Company’s common stock. Under the Belden 2003 Employee Stock Purchase Plan, participants purchased common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. Under the Belden 1994 Employee Stock Purchase Plan, participants purchased common stock at the lesser of 85% of the fair market value on the offering date or 100% of the fair market value on the exercise date. The Company accounts for these purchase rights using the intrinsic value method provided by APB No. 25. Accordingly, no compensation cost has been recognized for purchase rights granted under the Stock Purchase Plans.
      The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The effect on operating results of calculating the Company’s stock compensation using the fair value method presented in SFAS No. 123 is as follows:

Years Ended December 31,	2004	2003	2002

	(In thousands, except per share
	amounts)
As reported
Stock-based employee compensation cost, net of tax	$2,128	$926	$649
Net income/(loss)	15,189	(61,611)	(15,135)
Basic net income/(loss) per share	.43	(2.45)	(.61)
Diluted net income/(loss) per share	.43	(2.43)	(.61)
Pro forma
Stock-based employee compensation cost, net of tax	$4,515	$2,099	$2,428
Net income/(loss)	12,802	(62,784)	(16,914)
Basic net income/(loss) per share	.36	(2.50)	(.68)
Diluted net income/(loss) per share	.36	(2.47)	(.68)
      The fair value of common stock options outstanding under the Incentive Plans and the fair value of stock purchase rights outstanding under the Stock Purchase Plans were estimated at the date of grant using the Black-Scholes option-pricing model.
      For the years ended December 31, 2004, 2003, and 2002, assumptions used in the determination of the fair value of the stock options and stock purchase rights include the following:

Years Ended December 31,	2004	2003	2002

Dividend yield	6.31%	6.35%	4.63%
Expected volatility	39.53%	41.02%	40.38%
Expected option life (in years)	6.31	4.31	4.78
Risk free interest rate	3.79%	2.46%	3.41%
      For the years ended December 31, 2004, 2003 and 2002, the weighted average per share fair value of options granted under the Incentive Plans and purchase rights granted under the Stock Purchase Plans during each period were as follows:

Years Ended December 31,	2004	2003	2002

Incentive Plan	$4.74	$1.58	$4.45
Stock Purchase Plan	—	5.98	3.80

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
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
      Further disclosure regarding the Company’s share-based payment plans is included in Note 16, Share-Based Payment Plans, to these Consolidated Financial Statements.

Interest Expense
      The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents.

Years Ended December 31,	2004	2003	2002

	(In thousands)
Gross interest expense	$14,732	$13,276	$15,748
Capitalized interest costs	(23)	(158)	(262)
Interest income earned on cash equivalents	(1,828)	(547)	(1,229)

Net interest expense	$12,881	$12,571	$14,257

Income Taxes
      Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable due to the recognition of revenues and expenses in different periods for income tax and financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were stand-alone businesses filing separate tax returns. In the first quarter of 2001, the Company determined under APB No. 23, Accounting for Income Taxes — Special Areas, that undistributed earnings from its international subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.
      The Company recognizes deferred tax assets resulting from tax credit carryforwards, net operating loss (NOL) carryforwards and deductible temporary differences between taxable income/(loss) on its income tax returns and income/(loss) before income taxes under accounting principles generally accepted in the United States. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in the Company’s Consolidated Financial Statements become deductible for income tax purposes. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. As of December 31, 2004, the Company had approximately $20.7 million of deferred tax assets related in part to domestic and foreign loss carryforwards, net of valuation allowances totaling $22.6 million. The realization of these assets is partially based upon estimates of future taxable income. Based on these estimates, the Company believes the deferred tax assets net of valuation allowances will be realized. This determination was based on current projections of future taxable income when taking into consideration the potential limitations on the utilization of NOL carryforwards imposed by Section 382 of the Internal Revenue Code (Section 382). Section 382 imposed limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”. In general terms, an “ownership change” results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. As a result of the most recent

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
ownership change, the Company believes that Section 382 will have little, if any, impact upon the utilization of its NOL carryforwards.
      The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions are likely to be challenged and that the Company’s position may not be fully sustained. To the extent the Company was to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, there could be a material effect on the Company’s income tax provisions or benefits in the period in which such determination is made.
      Further disclosure regarding the Company’s income tax positions is included in Note 14, Income Taxes, to these Consolidated Financial Statements.

Financial Risk Management
      The Company is exposed to various market risks such as changes in foreign currency exchange rates, commodity pricing and interest rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, the Company sometimes enters into various derivative transactions pursuant to the Company’s policies in areas such as counterparty exposure and hedging practices. The Company does not hold or issue derivative instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed twelve months.

Foreign Currency Exchange Rate Management
      The Company manufactures and sells its products in a number of countries throughout the world, and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company’s foreign currency exchange rate management activities is to manage the volatility associated with foreign currency purchases of materials or sales of finished product and other assets and liabilities created in the normal course of business. The Company’s foreign currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, the Company will sometimes use foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less.
      CDT executed a foreign currency swap derivative contract that was assumed by the Company on the effective date of the Merger. The contract will convert a notional amount of 2.6 million euros into 82.4 million Czech koruny in April 2005. The Company does not consider the contract to be an effective hedge of its cash flow exposure and therefore, records all currency gains or losses in the Consolidated Statement of Operations as they occur. The Company had no other foreign currency derivatives outstanding at December 31, 2004 and did not employ any other foreign currency derivatives during the year then ended.
      The Company generally views as long-term its investments in international subsidiaries with functional currencies other than the United States dollar. As a result, the Company does not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, the Company is exposed primarily to the euro, the British pound and the Canadian dollar.
      The Company’s net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $261.8 million and $109.0 million at December 31, 2004 and 2003, respectively.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Commodity Price Management
      Certain raw materials used by the Company are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of the Company’s commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business.
      The Company is exposed to price risk related to its purchase of copper used in the manufacture of its products. The Company’s copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Disclosure regarding the purchase of copper for future delivery at fixed prices is included in Note 18, Unconditional Purchase Obligation, to these Consolidated Financial Statements. Where natural techniques are not possible, the Company will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less.
      The Company did not have any commodity price derivatives outstanding at December 31, 2004 and did not employ commodity price derivatives during the year then ended.
      The Company is also exposed to price risk related to its purchase of selected commodities derived from petroleum and natural gas used in the manufacture of its products. The Company generally purchases these commodities based upon market prices established with the vendors as part of the purchase process. Recent trends indicate that pricing of these commodities may become more volatile due to the increased prices of both petroleum and natural gas as well as the current threat of terrorist activities. Historically, the Company has not used commodity financial instruments to hedge prices for commodities derived from petroleum and natural gas. There is a modest correlation, primarily in portions of the Networking segment, between costs for commodities derived from petroleum and natural gas and the ultimate selling price of the product. Exposures to most changes in costs for commodities derived from petroleum and natural gas remain unprotected.

Interest Rate Risk Management
      The Company has historically managed its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. Disclosure regarding the Company’s use of these agreements during 2004 is included in Note 13, Long-Term Debt and Other Borrowing Arrangements, to these Consolidated Financial Statements.

Impact of Newly Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Shared-Based Payments, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be calculated using the fair value method presented in SFAS No. 123 and recognized in the Consolidated Financial Statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the Consolidated Financial Statements. SFAS No. 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. The Company currently measures compensation costs related to share-based payments using the intrinsic value method under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the section entitled “Share-Based Payment” of Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements as to the effect on operating results of calculating the its stock compensation using the fair value method presented in SFAS No. 123. The Company is required to adopt SFAS No. 123(R) starting from the third fiscal quarter of 2005. The Company expects that the adoption of SFAS No. 123(R) will have an adverse

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
impact on its net income and earnings per share. The Company is currently in the process of evaluating the extent of such impact.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, regarding the allocation of certain costs to inventory. ARB No. 43, Chapter 4, stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be so abnormal as to require treatment as current-period charges rather than inventory costs. SFAS No. 151 clarifies that abnormal amounts of idle capacity expense, freight, handling costs, and wasted material (spoilage) must be recognized as current-period charges rather than inventory costs. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 starting from the first quarter of 2006. The Company expects that the adoption of SFAS No. 151 will not have a material impact on its financial position or operating results.
      In November 2004, the FASB ratified EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. EITF No. 03-13 (1) provides an approach for evaluating whether the criteria in Paragraph 42 of SFAS No. 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations and (2) establishes an assessment period for the evaluation and (3) requires additional disclosure in the notes to the financial statements for each discontinued operation that generates continuing cash flows.
      In their consensus, the EITF established that the evaluation of whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity depends on (1) whether continuing cash flows (cash inflows or outflows that are generated by the ongoing entity and are associated with activities involving the disposed component) have been or are expected to be generated and, if so, whether those continuing cash flows are direct or indirect in nature and (2) whether the ongoing entity will have significant continuing involvement in the operations of the component after the disposal transaction. If the ongoing entity expects to generate significant direct continuing cash flows that are associated with activities involving the disposed component or if the ongoing entity will have significant continuing involvement in the operations of the component after the disposal transaction, the ongoing entity should not report the results of operations of the component in discontinued operations.
      The EITF defined direct cash flows as the following:

•	Significant cash inflows and outflows recognized by the ongoing entity as a result of a migration (the ongoing entity expects to continue to generate revenues and/or incur expenses from the sale of similar products or services to specific customers of the disposed component) of revenues and costs from the disposed component after the disposal transaction; and

•	Significant cash inflows and outflows expected to be recognized by the ongoing entity as a result of the continuation of activities between the ongoing entity and the disposed component after the disposal transaction.
      The EITF defined significant continuing involvement in the operations of the disposed component as involvement in the operations of the disposed component that provides the ongoing entity with the ability to influence the operating and/or financial policies of the disposed component.
      The EITF also reached a consensus that the appropriate assessment period for evaluating whether the results of operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity should include the point at which the component initially meets the criteria to be

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
classified as held for sale or is disposed of through one year after the date the component is actually disposed of.
      The Company is required to apply EITF No. 03-13 to any component that is either disposed of or classified as held for sale beginning in the first quarter of 2005. At present, the impact of application of EITF No. 03-13 by the Company is indeterminable.

Note 3:	Business Combinations

Belden and CDT
      Belden and CDT entered into an Agreement and Plan of Merger, dated February 4, 2004 (the Merger Agreement), pursuant to which Belden merged with and became a wholly owned subsidiary of CDT (the Merger). On July 15, 2004, after receiving the appropriate stockholder approvals and pursuant to the Merger Agreement, Belden and CDT completed the Merger. Pursuant to the Merger Agreement, 25.6 million shares of Belden common stock, par value $.01 per share, were exchanged for 25.6 million shares of CDT common stock, par value $.01 per share, and CDT changed its name to Belden CDT Inc.
      Belden and CDT each believed the Merger was in the best interests of its respective stockholders because, as a result of the Merger, the long-term value of an investment in the combined company would likely be superior to the long-term value of an investment in either stand-alone company. In deciding to consummate the Merger, Belden and CDT considered various factors, including the following:

•	The anticipated cost savings and synergies to be available to Belden CDT resulting from its ability to identify low-cost sources for materials, eliminate duplicative costs of being separate public companies, consolidate manufacturing facilities and access each legacy company’s technology;

•	The opportunity to create an electronic cable company with strong earnings before income taxes, depreciation and amortization;

•	The potential to market Belden CDT’s products and businesses across a larger customer base;

•	The anticipated increase in market liquidity and capital markets access resulting from a larger equity base;

•	The increased visibility of Belden CDT to analysts and investors;

•	Belden CDT’s anticipated better access to lower cost manufacturing facilities; and

•	The attractive degree of financial leverage of Belden CDT.
      The Merger included the following significant related transactions:

•	CDT effected a one-for-two reverse split of its common stock immediately prior to Merger consummation on July 15, 2004,

•	Belden cancelled approximately 0.3 million shares of its common stock held in treasury on July 15, 2004.

•	The Company granted retention and integration awards to certain of its executive officers and other key employees totaling $7.9 million. Awards paid in cash and restricted stock will be distributed in three installments — one-third on the effective date of the Merger and one third each on the first and second anniversaries of the effective date of the Merger. The Company recognized approximately $3.8 million of compensation expense during 2004 related to these awards.
      After the Merger consummation on July 15, 2004, the Company had approximately 46.6 million shares of common stock outstanding. On that date, the former CDT stockholders and former Belden stockholders

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
respectively owned approximately 45% and 55% of the Company. The Company anticipates that annual dividends in the aggregate of $.20 per common share will be paid to all common stockholders. Quarterly dividends of $.05 per common share were paid on October 4, 2004 and, again, on January 4, 2005 to all shareholders of record as of September 17, 2004 and December 16, 2004, respectively.
      In accordance with the provisions of SFAS No. 141, the Merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes because Belden’s owners as a group retained or received the larger portion of the voting rights in the Company and Belden’s senior management represented a majority of the senior management of the Company.
      The preliminary cost to acquire CDT was $490.4 million and consisted of the exchange of common stock discussed above, change of control costs for legacy CDT operations and costs incurred by Belden related directly to the acquisition. The purchase price was established primarily through the negotiation of the share exchange ratio. The share exchange ratio was intended to value both Belden and CDT so that neither company paid a premium over equity market value for the other. The Company established a new accounting basis for the assets and liabilities of CDT based upon the fair values thereof as of the Merger date. The Company recorded preliminary goodwill of $203.0 million during the third quarter of 2004.
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

As of
July 15, 2004

(In millions)
Cash and cash equivalents	$50.4
Receivables	79.9
Inventories	114.7
Other current assets	24.4
Current assets of discontinued operations	25.0
Property, plant and equipment	169.2
Goodwill and other intangibles	282.1
Other long-lived assets	19.2
Long-lived assets of discontinued operations	17.1

Total assets	$782.0

Current liabilities	$80.8
Current liabilities of discontinued operations	18.3
Long-term debt	111.0
Other postretirement benefits liabilities	20.8
Other long-term liabilities	46.1
Minority interest	14.6

Total liabilities	$291.6

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
      Differences between the amounts reflected above and the amounts disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 are due to updated information about certain estimates obtained by management subsequent to the filing of such Quarterly Report on Form 10-Q.
      Goodwill and other intangible assets reflected above were determined by management to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed and include the following:

	Estimated	Amortization
	Fair Value	Period

	(In millions)	(In years)
Developed technologies	$6.0	20.0
Customer relations	54.9	25.6
Favorable contracts	1.1	3.5
Backlog	2.0	0.8

Total amortizable intangible assets	64.0
Trademarks	15.1
Goodwill	203.0

Total intangible assets	282.1

Weighted average amortization period		24.1

      Goodwill of $53.7 million has preliminarily been assigned to the Electronics segment. The residual goodwill of $149.3 million has preliminarily not been assigned to any specific segment since management believes it benefits the entire company and is therefore included in Finance and Administration (F&A) in the segment information.
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
      These amortizable intangible assets will be amortized over their remaining useful lives on a straight-line basis. Annual amortization expense for these intangible assets was $2.7 million in 2004 and is expected to be $3.5 million in 2005, $2.9 million in both 2006 and 2007, and approximately $2.6 million thereafter. None of the goodwill is deductible for tax purposes.
      Belden CDT’s consolidated results of operations for the year ended December 31, 2004 include the results of operations of the CDT entities from July 16, 2004. The following table presents pro forma consolidated results of operations for Belden CDT for the years ended December 31, 2004 and 2003 as though the Merger had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how Belden CDT might have looked if the Merger had occurred as of the dates indicated. The amounts for the CDT entities included in this pro forma information for the years ended December 31, 2004 and 2003 are based on the historical results of the CDT entities and, therefore, may not be indicative of the actual results of the CDT entities when operated as part of Belden CDT. Moreover, the pro

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
forma information does not reflect all of the changes that may result from the Merger, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; achievement of further synergies; ability to retain qualified employees and existing business alliances; and customer demand for CDT products. The pro forma adjustments represent management’s best estimates and may differ from the adjustments that may actually be required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the Merger occurred as of the dates indicated or that may be achieved in the future.

	2004	2003
(Unaudited)	Pro forma	Pro forma

	(In thousands, except
	per share date)
Revenues	$1,241,229	$1,071,172
Income from continuing operations	19,457	11,734
Net income/(loss)	17,372	(62,711)
Diluted earnings/(loss) per share:
Continuing operations	.42	.26
Net income/(loss)	.38	(1.24)
      These pro forma results reflect the pro forma adjustments for interest expense, depreciation, amortization and related income taxes.
      Income/(loss) from continuing operations, net income/(loss) and diluted net income/(loss) per share for the years ended December 31, 2004 and 2003 include certain material charges and Merger-related items incurred during the periods, as listed below on an after-tax basis:

Years Ended December 31,	2004	2003

	(In thousands)
Impact of inventory and short-lived intangibles purchase adjustments	$3,121	$4,027
Merger-related retention awards and other compensation	3,440	—
Merger-related plant closings and other restructuring actions	13,657	—
Merger-related professional fees	1,075	—
Business restructuring expense and severance charges	—	4,911
Gain on sale of business	(1,067)	—
Tax valuation allowance	9,360	—

NORCOM
      On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Canada (NORCOM) from CDT for cash of $11.3 million. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. The purchase price was allocated to the net assets acquired based on their fair market value. No goodwill was recorded with respect to this transaction. On January 9, 2003, the Company announced its decision to close the Kingston facility and relocate production to its other facilities. As of the acquisition date, the Company accrued severance and other related benefits costs of $11.3 million associated with the announced closure. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire NORCOM in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. 197 employees were eligible for severance payments. All severance and other related benefits were paid by the end of the first quarter of 2004.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 4:	Discontinued Operations
      The Company currently reports four operations — the Belden Communications Company (BCC) Phoenix, Arizona operation; the Raydex/ CDT Ltd. (Raydex) Skelmersdale, United Kingdom operation; Montrose; and Admiral — as discontinued operations. Each of these operations is reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Raydex, Montrose and Admiral operations were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were properly held for sale in accordance with SFAS No. 144 during 2004.

BCC-Phoenix Operation
      On March 12, 2004, the Company’s Board of Directors decided to sell the assets of the BCC manufacturing facility in Phoenix, Arizona. BCC’s Phoenix facility manufactured communications cables for the telecommunications industry. On June 1, 2004, the Company sold certain assets to Superior Essex Communications LLC (Superior). Superior purchased certain inventory and equipment, and assumed the Company’s supply agreements with major telecommunications customers, for an amount not to exceed $92.1 million. At the time the transaction closed, the Company received $82.1 million in cash ($47.1 million for inventory and $35.0 million for equipment). The remaining payment of $10.0 million was contingent upon Superior’s retention of the assumed customer agreements. The Company received this $10.0 million payment from Superior in March 2005 and will record an additional gain on the disposal of this discontinued operation during the first quarter of 2005.
      The Company recognized a gain on the sale of certain inventory to Superior in the amount of $4.7 million pretax ($3.0 million after tax) during the second quarter of 2004. During the third quarter of 2004, the Company and Superior agreed to the closing date inventory adjustment that resulted in the Company establishing a payable of $3.9 million to Superior and retaining certain inventory. The Company recognized a loss of $2.4 million pretax ($1.5 million after tax) related to this inventory adjustment during the third quarter of 2004. In the fourth quarter of 2004, the Company recognized an additional loss of $1.9 million pretax ($1.2 million after tax) related to further inventory adjustments. For the year, the Company recognized a net gain of $0.4 million pretax ($0.3 million after tax) related to the disposal of the inventory and the subsequent inventory adjustment.
      The Company originally included a minimum requirements contract as part of these discontinued operations. This contract was not among those assets sold to Superior. As a result, the Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 now reflect other operating income related to this contract of $3.0 million each year within continuing operations.

Raydex-Skelmersdale Operation
      On September 10, 2004 the Company announced that it was in discussions with employee representatives regarding its intention to close the Raydex manufacturing facility in Skelmersdale, United Kingdom. The Skelmersdale facility manufactures twisted-pair and coaxial cables for data networking, telecommunications, and broadcast applications. Some of the equipment will be transferred to other European locations of Belden CDT. The Company expects to close this operation in the summer of 2005. At December 31, 2004, none of the assets of the Skelmersdale facility had been sold.

Montrose
      On September 10, 2004, the Company announced the pending closure and sale of its Montrose cable operation in Auburn, Massachusetts. Montrose, an unincorporated operating division of the Company,

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
manufactures and markets coaxial and twisted-pair cable products principally for the telecommunications industry. Montrose has faced declining demand in recent years. Select equipment will be transferred to other Belden CDT manufacturing locations beginning in December and the Company expects the operation to be closed by the summer of 2005. At December 31, 2004, none of the assets of the Montrose operation had been sold.

Admiral
      On December 31, 2004, a management buyout group purchased certain assets and assumed certain liabilities of the Company’s Admiral operation in Wadsworth, Ohio for $0.3 million cash. Admiral, which was an unincorporated operating division of the Company, manufactured precision tire castings and was not considered a core business to the Company. At December 31, 2004, the Company still owned a former Admiral manufacturing facility in Barberton, Ohio. The Company sold this facility in March 2005.
      Disclosure regarding severance and other benefits related to these discontinued operations is included in Note 12, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements.
      Operating results from discontinued operations for the years ended December 30, 2004, 2003 and 2002 include the following revenues and earnings/(loss) before income tax expense/(benefit) (EBT):

	2004		2003		2002

Years Ended December 31,	Revenues	EBT	Revenues	EBT	Revenues	EBT

	(In thousands)
BCC — Phoenix Operation	$93,557	$(16,920)	$202,415	$(112,139)	$180,265	$(24,039)
Raydex — Skelmersdale Operation	14,924	(1,570)	—	—	—	—

Networking Segment	108,481	(18,490)	202,415	(112,139)	180,265	(24,039)
Montrose	9,692	1,122	—	—	—	—
Admiral	1,494	(190)	—	—	—	—

Electronics Segment	11,186	932	—	—	—	—

Total	$119,667	$(17,558)	$202,415	$(112,139)	$180,265	$(24,039)

      Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Company at December 31, 2004 that remain as part of the disposal group:

	Networking Segment		Electronics Segment

	BCC	Raydex
	Phoenix	Skelmersdale	Montrose	Admiral	Total

	(In thousands)
Assets:
Receivables	$309	$9,787	$2,901	$—	$12,997
Inventories	—	3,020	408	—	3,428
Property, plant and equipment, net	7,214	9,594	5,731	1,455	23,994
Deferred income taxes	19,515	1,619	3,085	5	24,224
Other assets	2,717	3,413	308	41	6,479

Total assets	$29,755	$27,433	$12,433	$1,501	$71,122

Liabilities:
Accounts payable and accrued liabilities	$2,046	$12,640	$2,772	$84	$17,542
Other liabilities	1,353	—	—	155	1,508

Total liabilities	$3,399	$12,640	$2,772	$239	$19,050

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 5:	Business Divestiture
      The Company sold certain fully impaired equipment and technology used for the production of deflection coils during the second quarter of 2003 and received a cash payment of $1.3 million. The Company could not receive the remaining $0.4 million of the contracted purchase amount or recognize a gain on the sale of the equipment until certain technical conditions of the sale were fulfilled. During the second quarter of 2004, the technical conditions of the sale were fulfilled, the Company received the remainder of the contracted purchase amount, and the Company recognized a gain on the divestiture in the amount of $1.7 million pretax ($1.1 million after tax) as nonoperating earnings in the Consolidated Statement of Operations.

Note 6:	Share Information
      Changes in shares of common stock and treasury stock for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Common Stock	Treasury Stock

	(Number of shares in thousands)
Balance at December 31, 2001	26,204	(1,443)
Issuance of treasury stock
Stock options	—	69
Stock compensation	—	89
Retirement savings plan	—	62
Employee stock purchase plan	—	132

Balance at December 31, 2002	26,204	(1,091)
Issuance of treasury stock
Stock options	—	10
Stock compensation	—	103
Retirement savings plan	—	249
Employee stock purchase plans	—	182

Balance at December 31, 2003	26,204	(547)
Merger between Belden and CDT	23,820	(3,166)
Issuance of stock
Stock options	175	77
Stock compensation	—	505
Retirement savings plan	—	118
Employee stock purchase plans	12	4

Balance at December 31, 2004	50,211	(3,009)

Note 7:	Earnings/(Loss) Per Share
      Basic earnings/(loss) per share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings/(loss) per share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Except for additional potential shares associated with convertible subordinated debentures, additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
common stock during the period. Additional potential shares associated with convertible subordinated debentures are calculated by dividing the principal amount of the debentures by their conversion price. The Company’s additional potential dilutive shares currently consist of stock options, nonvested stock and convertible subordinated debentures. Nonvested stock carries dividend and voting rights but is not included in the weighted average number of common shares outstanding used to compute basic earnings/(loss) per share.

Years Ended December 31,	2004	2003	2002

	(In thousands, except per share
	amounts)
Numerator for basic earnings/(loss) per share:
Income/(loss) from continuing operations	$15,353	$10,157	$(9)
Loss from discontinued operations	(417)	(71,768)	(15,126)
Gain on disposal of discontinued operations	253	—	—

Net income/(loss)	$15,189	$(61,611)	$(15,135)

Numerator for diluted earnings/(loss) per share:
Income/(loss) from continuing operations	$15,353	$10,157	$(9)
Tax-effected interest expense on convertible subordinated debentures	1,272	—	—

Adjusted income/(loss) from continuing operations	16,625	(10,157)	(9)
Loss from discontinued operations	(417)	(71,768)	(15,126)
Gain on disposal of discontinued operations	253	—	—

Adjusted net income/(loss)	$16,461	$(61,611)	$(15,135)

Denominator:
Basic average shares outstanding	35,404	25,158	24,763
Effect of dilutive common stock equivalents	3,320	229	—

Diluted average shares outstanding	38,724	25,387	24,763

Basic earnings/(loss) per share:
Continuing operations	$.43	$.40	$—
Discontinued operations	(.01)	(2.85)	(.61)
Disposal of discontinued operations	.01	—	—
Net income/(loss)	.43	(2.45)	(.61)

Diluted earnings/(loss) per share:
Continuing operations	$.43	$.40	$—
Discontinued operations	(.01)	(2.83)	(.61)
Disposal of discontinued operations	.01	—	—
Net income/(loss)	.43	(2.43)	(.61)

      For the years ended December 31, 2004 and 2003, the Company did not include 2.5 million and 2.6 million outstanding stock options, respectively, in its development of the denominators used in the diluted earnings/(loss) per share computations. The exercise prices of these options were greater than the respective average market price of the Company’s common stock during those measurement periods.
      For the year ended December 31, 2002, the Company did not include 2.9 million outstanding stock options and 0.2 million outstanding shares of unvested restricted stock in its development of the denominator used in the diluted earnings/(loss) per share computation. Due to the Company’s loss from continuing

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
operations for this measurement period, the inclusion of any common stock equivalents in the denominator would have been antidilutive.

Note 8:	Comprehensive Income/(Loss)
      Comprehensive income/(loss) consists of two components — net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s other comprehensive income/(loss) is comprised of (a) adjustments that result from translation of the Company’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in the Company’s financial statements, and (c) minimum pension liability adjustments.
      The components of comprehensive income/(loss) for the years ended December 31, 2004, 2003 and 2002 were as follows:

Years Ended December 31,	2004	2003	2002

	(In thousands)
Net income/(loss)	$15,189	$(61,611)	$(15,135)
Adjustments to foreign currency translation component of equity	24,233	24,650	21,357
Adjustments to unrealized loss on derivative instruments	—	—	245
Adjustments to minimum pension liability	(3,832)	670	(12,836)

Comprehensive income/(loss)	$35,590	$(36,291)	$(6,369)

      The components of accumulated other comprehensive income at December 31, 2004 and 2003 were as follows:

December 31,	2004	2003

	(In thousands)
Translation component of equity	$45,766	$21,533
Minimum pension liability adjustments, net of tax benefit of $10,421 at December 31, 2004 and $8,653 at December 31, 2003	(17,904)	(14,072)

Accumulated other comprehensive income	$27,862	$7,461

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 9:	Inventories
      The major classes of inventories at December 31, 2004 and 2003 were as follows:

December 31,	2004	2003

	(In thousands)
Raw materials	$55,229	$14,776
Work-in-process	38,921	11,933
Finished goods	151,753	66,380
Perishable tooling and supplies	3,822	4,080

Gross inventories	249,725	97,169
Obsolescence and other reserves	(22,691)	(3,763)

Net inventories	$227,034	$93,406

      During the fourth quarter of 2004, the Company changed its method of valuing certain inventories in the United States from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market. Prior to the change, approximately 20% of the Company’s total inventory was valued using LIFO and approximately 80% was valued using FIFO. The change is preferable because it results in conforming all of the Company’s inventories to a uniform method of accounting subsequent to the merger between Belden and CDT, values inventory in a manner which more closely approximates current cost, provides more meaningful reporting to lenders under secured credit facilities and is the prevalent method used by other entities within the Company’s industry. As required by APB No. 20, Accounting Changes, the accounting change has been applied retroactively by restating all periods presented. Stockholders’ equity at January 1, 2000 was increased by $7.5 million to reflect the cumulative effect on operating results of a change from the LIFO method to the FIFO method for all years prior to 2000. Net income for 2000 was increased by $1.6 million or $.06 per diluted share, net income for 2001 was reduced by $1.6 million or $.06 per diluted share, net loss for 2002 was increased by $1.0 million or $.04 per diluted share, net loss for 2003 was reduced by $0.9 million or $.04 per diluted share, and income from continuing operations and net income for 2004 were both increased by $5.2 million or $.14 per diluted share for the change from the LIFO method to the FIFO method.
      The following table presents the effect of the change on the Company’s financial position and results of operations for the previously reported years ended 2003 and 2002:

As of or For the Year Ended December 31,	2003	2002

	(In thousands, except
	per share amounts)
Inventories	$12,448	$13,762
Deferred tax liabilities	4,852	5,285
Retained earnings	7,596	8,477
Income/(loss) from continuing operations	(881)	1,026
Net income/(loss)	(881)	1,026

Basic income/(loss) per share from continuing operations	$(.03)	$.04
Diluted income/(loss) per share from continuing operations	(.03)	.04
Basic net income/(loss) per share	(.03)	.04
Diluted net income/(loss) per share	(.03)	.04

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 10:	Property, Plant and Equipment

Carrying Values
      The carrying values of property, plant and equipment at December 31, 2004 and 2003 were as follows:

December 31,	2004	2003

	(In thousands)
Land and land improvements	$33,089	$19,554
Buildings and leasehold improvements	139,990	83,356
Machinery and equipment	442,078	333,789
Construction in process	10,071	5,316

Gross property, plant and equipment	625,228	442,015
Accumulated depreciation	(286,981)	(252,886)

Net property, plant and equipment	$338,247	$189,129

Impairment
      During 2004, the Company determined that certain asset groups within both the Europe operations and the United States operations of its Electronics segment were impaired. The applicable assets of the segment’s Europe operations were impaired due to the exit from certain product lines within those operations. The applicable assets of the segment’s United States operations were impaired due to excess capacity (primarily as a result of the combined capacity after the Merger). In accordance with SFAS No. 144, the Company estimated the fair value of the equipment based upon anticipated net proceeds from its sale and recognized an impairment loss of $8.9 million based on the difference between the carrying value of the equipment and its fair value. This loss was reflected as other operating expense in the Consolidated Statement of Operations for 2004.
      During 2003, the Company identified certain equipment in its German manufacturing facility that would not be transferred to the Company’s other manufacturing facilities after the closure of the German manufacturing facility late in 2003. In accordance with SFAS No. 144, the Company estimated the fair value of the equipment based upon anticipated net proceeds from its sale and recognized an impairment loss of $0.4 million based on the difference between the carrying value of the equipment and its fair value. This loss was reflected as other operating expense in the Consolidated Statement of Operations for 2003.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 11:	Intangible Assets

Carrying Values
      The carrying values of intangible assets at December 31, 2004 and 2003 were as follows:

December 31,	2004	2003

	(In thousands)
Developed technologies	$6,558	$49
Customer relations	55,702	—
Favorable contracts	1,094	—
Backlog	2,357	—

Gross amortizable intangible assets	65,711	49
Accumulated amortization	(3,093)	(32)

Net amortizable intangible assets	62,618	17
Trademarks	15,648	—
Goodwill	286,163	79,463

Net intangible assets	$364,429	$79,480

Segment Allocation
      The Electronics segment and the Networking segment reported goodwill, net of accumulated amortization, at December 31, 2004 in the amounts of $128.9 million and $7.8 million, respectively. There was no significant change in the allocation of goodwill to the Networking segment between December 31, 2003 and December 31, 2004. Goodwill allocated to the Electronics segment increased by $56.6 million from December 31, 2003 due primarily to the Merger. Goodwill of $149.5 million has not been assigned to any specific segment. Management believes it benefits the entire Company and is therefore recognized in the F&A financial records.

Impairment
      At both December 31, 2004 and 2003, the carrying values of goodwill and other intangible assets were considered recoverable.

Note 12:	Accounts Payable and Accrued Liabilities

Carrying Values
      The carrying values of accounts payable and accrued liabilities at December 31, 2004 and 2003 were as follows:

December 31,	2004	2003

	(In thousands)
Trade accounts	$77,591	$42,853
Wages, severance and related taxes	39,876	11,102
Employee benefits	37,351	21,304
Interest	5,804	4,682
Other (individual items less than 5% of total current liabilities)	24,413	9,238

Total accounts payable and accrued liabilities	$185,035	$89,179

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Accrued Severance and Other Related Benefits Under 2002 Restructuring Plans
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
      On December 31, 2002, the Company recorded severance and other related benefits costs in the amount of $6.7 million and $1.6 million related to announced manufacturing facility closures in Germany and Australia, respectively, and less than $0.1 million related to product line curtailment in the United States as operating expense in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company recorded $4.5 million and $2.2 million of the costs, which were related to the German facility closure, as cost of sales and SG&A expense, respectively. The Company recorded $1.4 million and $0.2 million of the costs, which were related to the Australian facility closure, as cost of sales and SG&A expense, respectively. The Company recorded less than $0.1 million in costs, which were related to the product line curtailment in the United States, as cost of sales. Severance and other related benefits related to the German facility closure were included in the results of operations for the Electronics segment. Severance and other related benefits related to the Australian facility closure and the product line curtailment in the United States were included in the Networking segment. 171 German employees, 83 Australian employees and twelve United States employees were eligible for severance payments. During the second quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $0.8 million and $1.7 million related to the manufacturing facility closures in Germany and Australia, respectively, as operating expense. The Company recorded $0.5 million and $0.3 million of the costs, which were related to the German facility closure, as cost of sales and SG&A expense, respectively. The Company recorded $1.4 million and $0.3 million of the costs, which were related to the Australian facility closure, as cost of sales and SG&A expense, respectively. During the second quarter of 2003, the Company also elected not to terminate the twelve United States employees mentioned above. The Company eliminated less than $0.1 million in costs from cost of sales. The Company recorded additional severance and other related benefits costs in the amount of $0.1 million each quarter in the fourth quarter of 2003 and the first and second quarters of 2004 related to the manufacturing facility closure in Germany as SG&A expense.

Accrued Severance and Other Related Benefits Under 2003 Restructuring Plans
      In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded severance and other related benefits costs in the amount of $2.7 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and within the Networking segment in the United Kingdom as operating expense ($1.4 million in cost of sales and $1.3 million in SG&A expenses). 132 employees were notified, prior to December 31, 2003, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in the amount of $0.2 million related to personnel reductions within the Electronics segment in the Netherlands as SG&A expenses. One employee was notified, prior to March 31, 2004, of the pending termination as well as the amount of severance and other related benefits he should expect to receive.
      In the second quarter of 2004, the Company was notified by Inland Revenue that it owed an additional $0.4 million in other benefits related to severance paid in the fourth quarter of 2003 to terminated employees within the Company’s Networking segment operation in the United Kingdom. In accordance with

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
SFAS No. 146, the Company recorded these other benefits costs as cost of sales during the second and fourth quarters of 2004.
      In accordance with SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded severance and other related benefits costs in the amount of $1.4 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States as operating expense ($0.3 million in cost of sales and $1.1 million in SG&A expenses). Twenty employees were offered and accepted termination packages prior to December 31, 2003.

Accrued Severance and Other Related Benefits Under 2004 Restructuring Plans
      In accordance with SFAS No. 146, the Company recorded severance and other related benefits costs in the amount of $0.3 million in the first quarter of 2004 related to personnel reductions within the Electronics segment in Canada as SG&A expense. Two employees were notified, prior to March 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. The company recorded severance and other related benefits costs in the amount of $10.7 million in the second, third and fourth quarters of 2004 related to (1) personnel reductions within the Electronics segment in the United States, Canada, and the Netherlands and Germany and (2) personnel reductions in the Networking segment in the United States as operating expense ($9.9 million in cost of sales and $0.8 million in SG&A expenses). The Company also recorded severance and other related benefits costs in the amount of $1.1 million in the third and fourth quarters of 2004 related to the pending closure of its Electronics segment manufacturing facility in Essex Junction, Vermont in cost of sales. 232 employees were notified, prior to December 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.
      On June 1, 2004, the Company announced its decision to close its BCC manufacturing facility in Phoenix, Arizona. In accordance with SFAS No. 146, the Company recognized severance and other related benefits costs of $4.8 million and $0.8 million associated with the Phoenix facility in loss from discontinued operations during the second and third quarters of 2004, respectively. 889 employees were notified, prior to June 30, 2004, of the pending termination as well as the amount of severance and other related benefits they each should expect to receive.
      On September 10, 2004, the Company announced its decision to close legacy CDT operations in Skelmersdale, United Kingdom and Auburn, Massachusetts and to reduce personnel at several other legacy CDT locations. As of the acquisition date, the Company accrued severance and other related benefits costs of $16.7 million associated with the closures and the personnel reductions. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire CDT in accordance with EITF No. 95-3. 504 employees were eligible for severance payments.
      In accordance with SFAS No. 146, the Company recorded severance and other related benefits costs in the amount of $0.3 million in the fourth quarter of 2004 related to personnel reductions within the Networking segment in Australia as SG&A expense. Five employees were notified prior to December 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.
      The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth termination activity that occurred during the years ended December 31, 2004 and 2003:

					Total Number
					of Employees
				Total	Eligible for
				Severance and	Severance and
	2002	2003	2004	Other Related	Other Related
	Plans	Plans	Plans	Benefits	Benefits

	(In thousands, except number of employees)
Balance at December 31, 2002	$19,661	$—	$—	$19,661	456
Cash payments/terminations	(19,363)	(1,719)	—	(21,082)	(488)
New charges	2,598	4,163	—	6,761	147
Foreign currency translation	1,922	36	—	1,958	—
Other adjustments	(3,795)	(94)	—	(3,889)	—

Balance at December 31, 2003	1,023	2,386	—	3,409	115
Merger-related activities:
Cash payments/terminations	—	—	(8,296)	(8,296)	(26)
New charges(1)	—	—	16,664	16,664	504
Foreign current translation	—	—	317	317	—
Other activities:
Cash payments/terminations	(1,256)	(2,155)	(7,527)	(10,938)	(1,000)
New charges(2)	240	618	17,968	18,826	1,129
Foreign currency translation	(7)	13	556	562	—
Other adjustments	—	(320)	216	(104)	—

Balance at December 31, 2004	$—	$542	$19,898	$20,440	722

(1)	Includes charges totaling $5.1 million related to discontinued operations

(2)	Includes charges totaling $5.6 million related to discontinued operations
      The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 13:	Long-Term Debt and Other Borrowing Arrangements

Carrying Values
      The carrying values of long-term debt and other borrowing arrangements at December 31, 2004 and 2003 were as follows:

December 31,	2004	2003

	(In thousands)
Variable-rate bank revolving credit agreement, due 2006	$—	$—
Short-term borrowings	—	—
Medium-term notes, face amount of $75,000 due from 2005 through 2009, contractual interest rate 6.92%, effective interest rate 6.92%	75,000	75,000
Medium-term notes, face amount of $64,000 due 2004, contractual interest rate 7.60%, effective interest rate 4.65%	—	64,000
Medium-term notes, face amount of $44,000 due 2006, contractual interest rate 7.74%, effective interest rate 7.85%	44,000	44,000
Medium-term notes, face amount of $17,000 due 2009, contractual interest rate 7.95%, effective interest rate 8.06%	17,000	17,000
Contingently convertible notes, face amount of $110,000 due 2023, contractual interest rate 4.00%, effective interest rate 4.00%	110,000	—
Other	2,525	—
Interest rate swaps fair value	—	1,951

	$248,525	$201,951

Medium-Term Notes
      In 1999, the Company completed a private placement of $64.0, $44.0 and $17.0 million of unsecured medium-term notes. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth.
      In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature 12 years from closing with an average life of 10 years. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth.

Credit Agreement
      The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, the Company’s assets in the United States, other than real property, secure any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of a portion of the Company’s receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the sum of the Company’s excess borrowing availability and unrestricted cash falls below $25.0 million. The banks party to the Credit Agreement can advance loans to the Company based on their respective commitments (syndicated loans). Syndicated loans accrue interest at the option of the Company at LIBOR plus 1.75% to 3.25%, or the higher of the prime rate or the federal funds rate plus 0.00% to 1.50%. An unused commitment fee of 0.375% to

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
0.750% per annum is charged on the unused credit. The Company had $23.6 million in borrowing capacity at December 31, 2004. There were no outstanding borrowings under the Credit Facility at December 31, 2004.

Short-Term Borrowings
      At December 31, 2004, the Company had unsecured, uncommitted arrangements with 10 banks under which it could borrow up to $13.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at December 31, 2004.
      At December 31, 2003, the Company had unsecured, uncommitted arrangements with 3 banks under which it could borrow up to $7.6 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at December 31, 2003.

Contingently Convertible Notes
      At December 31, 2004, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.1 million shares of common stock, at a conversion price of $18.069 per share, upon the occurrence of certain events. The conversion price is subject to adjustment in certain circumstances. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the following conditions: (1) the closing sale price of the Company’s common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; (3) the Company has called the debentures for redemption; or (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of December 31, 2004, condition (1) had been met, the senior implied rating was Ba2, and the corporate credit rating was BB-. Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed. The Company may call some or all of the debentures on or after July 21, 2008 for redemption in cash, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require the Company to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s option.

Maturities
      Payments due on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2004 are as follows:

(In thousands)
2005	$15,702
2006	60,823
2007	15,000
2008	15,000
2009	32,000
Thereafter	110,000

$248,525

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Interest Rate Management
      The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. During 2004, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that matured in September 2004. The swaps converted a notional amount of $64.0 million from fixed rates to floating rates and also matured in September 2004. These agreements were designated and qualified as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. Credit and market risk exposures on these agreements were limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.3 million pretax, or $.02 per diluted share, were recorded as a reduction to interest expense for 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on long-term debt by 0.57 percentage points for 2004.
      At December 31, 2003, the fair value of the interest rate swap agreements was reflected in other current assets on the Consolidated Balance Sheet.

Note 14:	Income Taxes
      The net tax expense of $15.9 million for the year ended December 31, 2004 resulted from income from continuing operations before taxes of $31.2 million. The Company revised during 2004 the estimate of its ability to benefit from deferred tax assets arising from its Netherlands operations in light of the longer duration and greater strength of the cyclical down turn in the European economy than the Company had previously envisioned and in light of the restructuring and severance costs associated with the synergy opportunities arising from the Merger. As a result, the Company recorded an additional $9.4 million valuation reserve during 2004 with respect to net operating losses generated in the Netherlands. The Company’s effective tax rate before the $9.4 million increase in valuation allowances was 20.8%. As a result of the valuation allowance increase, the effective tax rate was 50.9%. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, has not recorded a provision for United States federal and state income taxes for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
      In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Taxpayers may elect to apply this provision to qualifying earnings repatriations in either 2004 or 2005. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FASP No. 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for an exception to recognizing deferred tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes,and would require explanatory disclosures from those who need additional time to complete such an evaluation. The Company is in the process of evaluating the repatriation provisions, but does not expect to complete its analysis before the United States Congress or the United States Treasury Department provides additional clarifying language on key elements in the provision. An estimate of the impact of this provision (if any) cannot be determined at this point.
      The Company is party to a Tax Sharing and Separation Agreement (Tax Agreement) with its former owner, Cooper Industries Ltd. (Cooper). The Tax Agreement requires the Company to pay Cooper most of the tax benefits resulting from basis adjustments arising from the Company’s initial public offering on October 6, 1993. The effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax basis of the Company’s assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for the years ended December 31, 2004,

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
2003 and 2002 by $1.2 million each year. Included in 2003 taxes paid are $8.7 million, paid to Cooper in accordance with the Tax Agreement. There were no payments to Cooper in 2004 and 2002.

Years Ended December 31,	2004	2003	2002

	(In thousands)
Income/(loss) before taxes:
United States operations	$33,905	$13,442	$28,687
Foreign operations	(2,661)	1,208	(22,761)

	$31,244	$14,650	$5,926

Income tax expense/(benefit):
Currently payable/(receivable):
United States federal	$—	$—	$6,203
United States state and local	—	—	1,270
Foreign	(3,197)	(1,671)	(1,715)

	(3,197)	(1,671)	5,758
Deferred:
United States federal	9,240	3,798	1,316
United States state and local	1,959	408	(464)
Foreign	7,889	1,958	(675)

	19,088	6,164	177

Total income tax expense/(benefit)	$15,891	$4,493	$5,935

Years Ended December 31,	2004	2003	2002

Effective income tax rate reconciliation:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	(5.3)	2.8	13.6
Change in valuation allowance	30.1	2.1	114.9
Resolution of prior-period tax contingency	(7.8)	(7.3)	—
Foreign income tax rate differences and other, net	(1.1)	(1.9)	(63.3)

	50.9%	30.7%	100.2%

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

December 31,	2004	2003

	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities, net:
Plant, equipment and intangibles	$(104,823)	$(77,842)

	(104,823)	(77,842)

Deferred income tax assets:
Postretirement and pension accruals	20,330	11,847
Reserves and accruals	22,740	17,155
Facility impairment	—	3,397
Net operating loss carryforwards	32,071	8,699
Valuation allowances	(22,565)	(9,792)

	52,576	31,306

Net deferred income tax liability	$(52,247)	$(46,536)

	2004			2003

December 31,	Current	Noncurrent	Total	Current	Noncurrent	Total

	(In thousands)
Deferred income tax assets	$15,911	$36,665	$52,576	$13,068	$18,238	$31,306
Deferred income tax liabilities	—	(104,823)	(104,823)	—	(77,842)	(77,842)

	$15,911	$(68,158)	$(52,247)	$13,068	$(59,604)	$(46,536)

      Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for the Tax Agreement with Cooper.
      The Company recorded a tax benefit of $17.5 million on its loss from discontinued operations attributable, in part, to the completion of restructuring steps necessary to deduct its tax basis in the stock of its discontinued telecommunications cable operations in North America. As of December 31, 2004, the company had $353.5 million of NOL carryforwards (as adjusted by the Tax Agreement with Cooper). Unless otherwise utilized, NOL carryforwards totaling $0.4 million will expire in 2005, NOL carryforwards totaling $11.9 million will expire in 2006, NOL carryforwards totaling $57.7 million will expire between 2007 and 2009, and NOL carryforwards totaling $198.1 million will expire between 2010 and 2024. NOL carryforwards with an indefinite carryforward period total $85.4 million.

Note 15:	Pension and Other Postretirement Benefits
      Substantially all employees in Canada, the Netherlands, the United Kingdom, and the United States are covered by defined benefit or defined contribution pension plans maintained by the Company. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities.
      Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation and in certain plans a partial matching of employees’ salary deferrals with Company common stock. Defined contribution expense for the years ended December 31, 2004, 2003 and 2002 was $4.0 million, $4.0 million and $4.3 million, respectively.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
      The Company sponsors unfunded postretirement (medical and life insurance) benefit plan for certain of its employees in Canada and the United States. The medical benefit portion of the United States plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.
      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2004 and 2003 as well as a statement of the funded status and balance sheet reporting for these plans as of December 31, 2004 and 2003.

			Other Postretirement
	Pension Benefits		Benefits

Years Ended December 31,	2004	2003	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(198,303)	$(167,100)	$(17,005)	$(17,808)
Service cost	(7,589)	(7,156)	(206)	(26)
Interest cost	(12,014)	(11,003)	(1,525)	(1,077)
Participant contributions	(1,156)	(783)	(58)	(63)
Plan amendments	—	—	—	(52)
Actuarial gain/(loss) and other	(15,578)	(6,339)	(2,435)	—
Special termination benefits	(976)
Acquisitions	(27,201)		(20,314)
Liability settlements	241
Foreign currency exchange rate changes	(12,966)	(13,565)	(2,189)	—
Benefits paid	11,629	7,643	2,453	2,021

Benefit obligation, end of year	$(263,913)	$(198,303)	$(41,279)	$(17,005)

			Other Postretirement
	Pension Benefits		Benefits

Years Ended December 31,	2004	2003	2004	2003

		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$145,211	$114,867	$—	$—
Actual return on plan assets	13,083	20,997	—	—
Employer contributions	14,531	6,685	2,571	1,958
Plan participant contributions	1,156	783	58	63
Acquisitions	18,573	—
Foreign currency exchange rate changes	9,141	9,522	—	—
Benefits paid	(11,629)	(7,643)	(2,629)	(2,021)

Fair value of plan assets, end of year	$190,066	$145,211	$—	$—

Funded status:
Funded status	$(73,847)	$(53,092)	$(41,256)	$(17,005)
Unrecognized net actuarial (gain)/loss	60,200	44,327	9,856	7,530
Unrecognized prior service cost	(143)	(182)	(620)	(726)

Accrued benefit cost	$(13,790)	$(8,947)	$(32,020)	$(10,201)

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

			Other Postretirement
	Pension Benefits		Benefits

Years Ended December 31,	2004	2003	2004	2003

	(In thousands)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$1,232	$4,029	$—	$—
Accrued benefit liability (current)	(23,766)	(17,170)	(2,503)	(10,201)
Accrued benefit liability (noncurrent)	(19,582)	(18,531)	(29,517)	—
Noncurrent deferred taxes	10,422	8,653	—	—
Accumulated other comprehensive income/(loss)	17,904	14,072	—	—

Net amount recognized	$(13,790)	$(8,947)	$(32,020)	$(10,201)

      The change in benefit obligation for pension and other benefits attributable to actuarial gains or losses for 2003 related primarily to a decrease in the discount rates used in the computation of such benefits, partially offset by a decrease in the assumed rate of salary increase for the Netherlands and United States pension plans.
      The change in benefit obligation for pension and other benefits attributable to actuarial gains or losses for 2004 related primarily to a decrease in the discount rates used in the computation of such benefits.
      The accumulated benefit obligation for all defined benefit pension plans was $225.2 million and $171.0 million at December 31, 2004 and 2003, respectively.
      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $172.8 million, $159.2 million, and $123.1 million, respectively, as of December 31, 2004 and $100.3 million, $98.1 million and $69.9 million, respectively, as of December 31, 2003.
      A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. As of December 31, 2004, the Company recorded minimum pension liabilities of $28.4 million with offsets to noncurrent deferred taxes, other comprehensive income, and long-lived assets in the amounts of $10.4 million, $17.9 million, and $0.1 million, respectively. As of December 31, 2003, the Company recorded minimum pension liabilities of $22.9 million with offsets to noncurrent deferred taxes, other comprehensive income, and long-lived assets in the amounts of $8.7 million, $14.1 million, and $0.1 million, respectively. The change in the amount included in other comprehensive income due to a change in the additional minimum pension liability was $3.8 million and $(0.7) million net of tax for the years ended December 31, 2004 and 2003, respectively.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table provides the components of net periodic benefit costs for the plans for the years ended December 31, 2004, 2003, and 2002.

	Pension Benefits			Other Postretirement Benefits

Years Ended December 31,	2004	2003	2002	2004	2003	2002

	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,589	$7,156	$6,670	$205	$26	$32
Interest cost	12,014	11,003	9,998	1,525	1,077	1,215
Expected return on plan assets	(13,047)	(13,112)	(12,681)	—	—	—
Amortization of prior service cost	(39)	(40)	(40)	(106)	(106)	(706)
Special termination benefits	976	—	—	—	—	—
Settlement of liabilities	46	—	—	—	—	—
Net (gain)/loss recognition	2,116	246	61	432	430	516

Net periodic benefit cost	$9,655	$5,253	$4,008	$2,056	$1,427	$1,057

      The following table presents the assumptions used in determining the benefit obligations as of December 31, 2004 and 2003 and the net periodic cost amounts for the years ended December 31, 2004 and 2003.

			Other Postretirement
	Pension Benefits		Benefits

December 31,	2004	2003	2004	2003

	(In thousands)
Weighted average assumptions for benefit obligations at year-end:
Discount rate	5.4%	5.7%	5.8%	6.0%
Salary increase	4.0%	4.0%	4.0%	N/A
Weighted-average assumptions for net periodic cost for the year:
Discount rate	5.7%	6.5%	6.0%	6.8%
Salary increase	4.0%	4.4%	N/A	N/A
Expected return on assets	8.1%	8.6%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year			10.0%	8.5%
Rate that the cost trend rate gradually declines to			5.5%	5.5%
Year that the rate reaches the rate it is assumed to remain at			2010	2010
Measurement date	12/31/04	12/31/03	12/31/04	12/31/03
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2004 expense and year-end liabilities.

	1% Increase	1% Decrease

	(In thousands)
Effect on total of service and interest cost components	$191	$(156)
Effect on postretirement benefit obligation	$4,832	$(3,943)

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
      In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 provides guidance on the accounting for and disclosure of the subsidy available under the Act for employers that sponsor postretirement health care plans providing prescription drug benefits. The Company elected to apply the requirements of FSP 106-2 for the quarter ended April 1, 2004, retroactive to the date of enactment of the Act. The reduction in the accumulated postretirement benefit obligation attributed to past service as a result of the subsidy available under the Act is $1.6 million. The effect of the subsidy on the net periodic postretirement benefit cost for the year ended December 31, 2004 is $0.2 million.
      The following table reflects the pension plans’ asset allocation as of December 31, 2004 and 2003, and the 2005 target allocation.

	Target	Actual	Actual
Asset Category	12/31/05	12/31/04	12/31/03

Equity securities	64%	66%	68%
Debt securities	36%	34%	32%
Real estate	0%	0%	0%
Other	0%	0%	0%

Total	100%	100%	100%

      Absent regulatory or statutory limitations, the target asset allocations for the investment of the Company’s pension plans assets are 25% in debt securities and 75% in equity securities. The plans only invest in debt and equity instruments for which there is a ready public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and debt securities of the type in which its plans invest.
      The following table reflects the benefits as of December 31, 2004 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from the Company’s pension and other postretirement plans as well as the expected subsidy receipts available under the Act in these years. Because the Company’s other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from the Company’s own assets. Because the Company’s pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

			Medicare
	Pension	Other	Subsidy
	Plans	Plans	Receipts

	(In thousands)
2005	$13,304	$2,503	$—
2006	14,448	2,360	200
2007	16,722	2,425	199
2008	15,096	2,460	194
2009	17,001	2,505	188
2010-2014	90,004	12,557	817

Total	$166,575	$24,810	$1,598

      The Company anticipates contributing $25.5 million and $2.5 million to its pension and other postretirement plans, respectively, during 2005.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 16:	Share-Based Payment Plans
      During the years ended December 31, 2004, 2003 and 2002, The Company sponsored six stock compensation plans — the four Incentive Plans and the two Stock Purchase Plans discussed in the section entitled “Share-Based Payments” in Note 2, Summary of Significant Accounting Policies, to these Consolidated Financial Statements.

Incentive Plans
      Under the Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares.
      The following table summarizes award positions for the Incentive Plans at December 31, 2004:

	Shares Originally	Shares Available
	Reserved for	for Future
	Issuance	Awards

	(In thousands)
Belden 2003 Long-Term Incentive Plan	800	416
Belden 1994 Incentive Plan	3,800	—
CDT 2001 Long-Term Performance Incentive Plan	1,800	298
CDT 1999 Long-Term Performance Incentive Plan	1,507	—
CDT Long-Term Performance Incentive Plan	291	—
CDT Supplemental Long-Term Performance Incentive Plan	1,200	—
      Options to purchase stock are granted at not less than fair market value, become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date.
      The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

		Weighted Average		Weighted Average		Weighted Average
Years Ended December 31,	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

	(In thousands, except weighted average exercise price)
Outstanding at beginning of year	2,785	$25.17	2,741	$26.08	2,556	$26.33
Merger-related additions	1,772	22.92	—	—	—	—
Granted	402	19.39	207	13.08	341	21.06
Exercised	(259)	16.93	(10)	16.94	(73)	17.51
Canceled	(557)	24.52	(153)	25.96	(83)	27.69

Outstanding at end of year	4,143	$24.25	2,785	$25.17	2,741	$26.08

Exercisable at end of year	4,098	$24.27	2,262	$26.58	1,967	$27.27

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

	(In thousands, except weighted average amounts)
$10.80 to $15.80	316	7.11 years	$12.85	312	$12.86
$15.80 to $20.80	1,375	4.99 years	18.80	1,347	18.79
$20.80 to $25.80	832	5.21 years	21.65	829	21.64
$25.80 to $30.80	997	3.57 years	27.96	994	27.95
$30.80 to $35.80	84	1.90 years	35.09	84	35.09
$35.80 to $40.80	463	2.99 years	39.51	456	39.51
$40.80 to $45.80	38	5.25 years	43.66	38	43.66
$45.80 to $50.80	38	2.54 years	47.16	38	47.16

$10.80 to $50.80	4,143	4.55 years	$24.25	4,098	$24.27

      The Company issued 0.4 million nonvested stock awards to a number of its key employees during the years ending December 31, 2004, 2003 and 2002. Participants receive a stated amount of the Company’s common stock, as well as dividends declared on that stock that have accumulated during the vesting period, provided they remain employed with the Company for three years from the grant date.
      The following tables summarize the Company’s activity and related information regarding nonvested stock awards issued to key employees for the years ended December 31, 2004, 2003 and 2002:

	Awards			Unearned Deferred Compensation			Compensation Expense

Years Ended December 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002

	(In thousands)
Outstanding at beginning of period	246	155	66	$1,700	$2,014	$1,233	$—	$—	$—
Merger-related additions	13	—	—	526	—	—	—	—	—
Granted	150	94	102	3,881	1,255	2,142	—	—	—
Forfeited	—	(3)	(13)	—	(21)	(221)	—	(46)	(89)
Vested/ Amortized	(150)	—	—	(3,645)	(1,548)	(1,140)	3,645	1,548	1,140

Outstanding at end of period	259	246	155	$2,462	$1,700	$2,014	$3,645	$1,502	$1,051

      The Company issued 16,000 shares of restricted stock to its nonemployee Directors during the year ended December 31, 2004. This restricted stock vested immediately but each recipient is restricted from selling, transferring, pledging or otherwise disposing of his shares until he departs from the Company’s Board of Directors, and then no sooner than 6 months after the date of issue. Each recipient does receive cash dividends on a quarterly basis in the amount of $.05 per share. The aggregate market value of the restricted stock on the date the shares were issued was recognized as administrative expense in the Company’s Consolidated Statement of Operations.
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

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Stock Purchase Plans
      Under the Stock Purchase Plans, all full-time employees and part-time employees whose customary employment is for 20 or more hours per week and 5 or more months per year in Canada, the Netherlands, the United States and, prior to January 1, 2004, Germany received the right to purchase a specified amount of common stock at the lesser of 85% of the average selling price on the offering date or 85% of the average selling price on the exercise date.
      The following table summarizes stock issuance positions for the Stock Purchase Plans at December 31, 2004:

	Shares Originally	Shares Available
	Reserved for	for Future
	Issuance	Awards

	(In thousands)
Belden Inc. 2003 Employee Stock Purchase Plan	1,200	1,200
Belden Inc. 1994 Employee Stock Purchase Plan	1,300	—
      The following table summarizes the Company’s activity and related information regarding the Stock Purchase Plans for the years ended December 31, 2004, 2003 and 2002:

				Shares		Participants		Exercise Price
Offering	Plan	Exercise Date		Purchased		Acquiring Shares		per Share

2001	Belden 1994 Employee Stock Purchase Plan	December 6, 2002		131,169		752		$13.46
2002	Belden 1994 Employee Stock Purchase Plan	December 5, 2003		177,920		831		$11.74
2003	Belden 1994 Employee Stock Purchase Plan	December 6, 2004	(1)	—	(1)	—	(1)	$—

(1)	The 2003 Offering under the Belden Inc. 2003 Employee Stock Purchase Plan was cancelled on July 15, 2004 due to the Merger.
      At July 15, 2004, participants in the Company’s Belden 2003 Employee Stock Purchase Plan held rights to purchase approximately 0.1 million shares of the Company’s common stock at $14.92 per share. The Company’s Belden 2003 Employee Stock Purchase Plan provides that, in the event of a change of control such as the Merger, the Company’s Board of Directors may cancel any stock purchase right by paying in cash to a participant an amount equal to the excess of the fair market value of the Company’s common stock on the date of said cancellation over the offering date price per share times the number of shares covered by the cancelled stock purchase right. The fair market value of the Company’s common stock on the consummation date of the merger between Belden and CDT was $20.69 per share. The Company recognized $0.4 million of compensation expense during the third quarter of 2004 related to the cancellation of stock purchase rights granted under its Belden 2003 Employee Stock Purchase Plan.
      The Belden Inc. 1993 Employee Stock Purchase Plan expired by its own term in September 2003 and no future purchase rights are available under this plan. Pursuant to the Merger Agreement, the Belden Inc. 2003 Employee Stock Purchase Plan was terminated on July 15, 2004.

Note 17:	Stockholder Rights Plan
      Under the Company’s Stockholder Rights Plan, each share of common stock generally has “attached” to it one preferred share purchase right. Each right, when exercisable, entitles the holder to purchase 1/1000th of a share of the Company’s Junior Participating Preferred Stock Series A at a purchase price of $150.00

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
(subject to adjustment). Each 1/1000th of a share of Series A Junior Participating Preferred Stock will be substantially equivalent to one share of common stock and will be entitled to one vote, voting together with the shares of common stock. The rights will become exercisable only if, without the prior approval of the Board of Directors, a person or group of persons acquires or announces the intention to acquire 20% or more of the common stock. If the Company is acquired through a merger or other business combination transaction, each right will entitle the holder to purchase $300.00 worth of the surviving company’s common stock for $150.00 (subject to adjustment). In addition, if a person or group of persons acquires 20% or more of the common stock, each right not owned by the 20% or greater shareholder would permit the holder to purchase $300.00 worth of common stock for $150.00 (subject to adjustment). The rights are redeemable, at the option of the Company, at $.01 per right at any time prior to an announcement of a beneficial owner of 20% or more of the common stock then outstanding. The rights expire on December 11, 2006.

Note 18:	Unconditional Purchase Obligation
      At December 31, 2004, the Company was committed to purchase approximately 0.9 million pounds of copper at an aggregate cost of $1.4 million. At December 31, 2004, the fixed cost of this purchase was less than $0.1 million under the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. This commitment matured in the first quarter of 2005.

Note 19:	Operating Leases
      Operating lease expense incurred primarily for office space, machinery and equipment by the Company’s continuing operations was $8.9 million, $5.3 million and $5.0 million in 2004, 2003 and 2002, respectively. Operating lease charges incurred by the Company’s discontinued operations were $0.6 million, $0.2 million and $0.3 million in 2004, 2003 and 2002, respectively. These charges are included in loss from discontinued operations in the Consolidated Statements of Operations.
      Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2004 are as follows:

	Continuing	Discontinued
	Operations	Operations

	(In thousands)
2005	$5,278	$440
2006	3,320	275
2007	2,250	95
2008	1,537	45
2009	1,164	28
Thereafter	546	5

	$14,095	$888

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 20:	Major Customers, Concentrations of Credit and Fair Value of Financial Instruments

Major Customers
      The following table presents revenues generated from sales to the Company’s two major customers for the years ended December 31, 2004, 2003 and 2002. Both of the Company’s segments report revenues from Customer 1. Only the Networking segment reports revenues from Customer 2.

	2004		2003		2002

		Percent of Total		Percent of Total		Percent of Total
Years Ended December 31,	Amount	Revenues	Amount	Revenues	Amount	Revenues

	(In thousands, except % data)
Customer 1	$197,345	20%	$118,627	19%	$128,336	20%
Customer 2	94,604	10%	62,714	10%	56,628	9%

Concentrations of Credit
      The Company sells its products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 52%, 50% and 50% of revenues in 2004, 2003 and 2002, respectively.
      The Company recognized total bad debt expense of $0.7 million, $0.8 million and $1.8 million during 2004, 2003 and 2002, respectively.
      The following table reflects the receivables that represent the only significant concentrations of credit to which the Company was exposed at December 31, 2004 and 2003. Historically, these customers generally pay all outstanding receivables within thirty to sixty days of invoice receipt.

	2004		2003

		Percent of Net		Percent of Net
December 31,	Amount	Receivables	Amount	Receivables

	(In thousands, except % data)
Receivable 1	$23,006	13%	$15,262	18%
Receivable 2	12,971	7%	4,850	6%
Receivable 3	11,746	7%	8,990	10%

Total	$47,723	27%	$29,062	34%

Fair Value of Financial Instruments
      The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and interest rate swap agreements. At December 31, 2004 and 2003, the book values of cash and cash equivalents, trade receivables, trade payables and interest rate swap agreements are considered representative of their respective fair values. The book value of the Company’s debt instruments at December 31, 2004 was $248.5 million. The fair value of the debt instruments at December 31, 2004 was approximately $300.3 million estimated on a discounted cash flow basis using currently obtainable rates for similar financing. Included in this amount was the $161.8 million fair value of convertible subordinated debentures with a face value of $110.0 million assumed in the Merger. The Company has determined the fair value premium related to these debentures resulted not from the debentures themselves, but from the conversion option embedded within the debentures. The fair value premium of $39.9 million related to these debentures as of the effective date of the Merger has been recorded in accordance with SFAS No. 141 as an increase to both additional paid in capital and goodwill.

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 21:	Contingent Liabilities

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

Letters of Credit, Guarantees and Bonds
      At December 31, 2004, the Company was party to unused standby letters of credit and unused bank guarantees totaling $9.8 million and $5.4 million, respectively. The Company also maintains bonds totaling $3.3 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, retirement benefits in Germany and the importation of product into the United States and Canada.

Severance and Other Related Benefits
      On October 29, 2003, the Company completed the sale of part of its business in Germany to a management-led buyout group. The Company will retain liability for severance and other related benefits estimated at $1.7 million on December 31, 2004 in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees’ duration of employment with the buyout group. The Company will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

Intercompany Guarantees
      An intercompany guarantee is a contingent commitment issued by either the Company or one of its subsidiaries to guarantee the performance of either the Company or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from 1 year to 12 years. The only intercompany guarantees outstanding at December 31, 2004 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $136.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $4.1 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments the Company or its subsidiaries could be required to make under these intercompany guarantees at December 31, 2004 is $140.1 million. In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

Note 22:	Industry Segments and Geographic Information
      The Company conducts its operations through two business segments — the Electronics segment and the Networking segment. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products primarily with industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMs). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking/communications

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.
      The Company evaluates segment performance and allocates resources based on operating earnings before interest and income taxes. Operating earnings of the two principal segments include all the ongoing costs of operations. Allocations to or from these business segments are not significant. Transactions between the segments are conducted on an arms-length basis. With the exception of certain unallocated tax assets, substantially all the business assets are utilized by the business segments.

Business Segment Information
      Amounts reflected in the column entitled F&A in the tables below represent corporate headquarters operating, treasury and income tax expenses and the elimination of affiliate revenues and cost of sales.

Year Ended December 31, 2004	Electronics	Networking	F&A	Consolidated

	(In thousands)
External customer revenues	$604,372	$361,802	$—	$966,174
Intersegment revenues	34,238	3,105	(37,343)	—
Depreciation & amortization	23,019	7,154	319	30,492
Asset impairment expense	8,871	—	—	8,871
Segment operating earnings/(loss)	47,319	19,925	(24,480)	42,764
Interest expense	—	—	12,881	12,881
Net income/(loss) before taxes	48,751	19,854	(37,361)	31,244
Segment identifiable assets(1)	665,897	357,474	300,945	1,324,316
Acquisition of property, plant & equipment(2)	6,957	4,319	19	11,295

(1) Excludes assets of discontinued operations
(2) Excludes acquisition of property, plant and equipment by discontinued operations

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2003	Electronics	Networking	F&A	Consolidated

	(In thousands)
External customer revenues	$428,066	$196,040	$—	$624,106
Intersegment revenues	30,739	1,872	(32,611)	—
Depreciation & amortization	18,831	3,944	260	23,035
Asset impairment expense	352	—	—	352
Segment operating earnings/(loss)	29,657	10,201	(12,637)	27,221
Interest (income)/expense	—	—	12,571	12,571
Net income/(loss) before taxes	29,657	10,201	(25,208)	14,650
Segment identifiable assets(1)	333,928	111,431	124,882	570,241
Acquisition of property, plant & equipment(2)	8,953	1,029	—	9,982

(1)	Excludes assets of discontinued operations

(2)	Excludes acquisition of property, plant and equipment by discontinued operations

Year Ended December 31, 2002	Electronics	Networking	F&A	Consolidated

	(In thousands)
External customer revenues	$431,274	$201,809	$—	$633,083
Intersegment revenues	13,999	1,773	(15,772)	—
Depreciation & amortization	22,994	4,383	266	27,643
Asset impairment expense	10,060	7,970	—	18,030
Segment operating earnings/(loss)	20,043	10,618	(10,478)	20,183
Interest expense	—	—	14,257	14,257
Net income/(loss) before taxes	20,043	10,618	(24,735)	5,926
Segment identifiable assets(1)	360,168	102,724	34,924	497,816
Acquisition of property, plant & equipment(2)	17,447	2,524	7	19,978

(1)	Excludes assets of discontinued operations

(2)	Excludes acquisition of property, plant and equipment by discontinued operations

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
      Total segment operating earnings differ from net income/(loss) reported in the Consolidated Statements of Operations as follows:

Year Ended December 31,	2004	2003	2002

	(In thousands)
Total segment operating earnings	$42,764	$27,221	$20,183
Nonoperating earnings	(1,732)	—	—
Minority interest	371	—	—
Interest expense	12,881	12,571	14,257
Income tax expense	15,891	4,493	5,935
Income/(loss) from continuing operations	15,353	10,157	(9)
Loss from discontinued operations(1)	(417)	(71,768)	(15,126)
Gain on disposal of discontinued operations(2)	253	—	—

Net income/(loss)	$15,189	$(61,611)	$(15,135)

(1)	Net of income tax benefit of $17,536, $40,371 and $8,913, respectively

(2)	Net of income tax expense of $142, respectively

Geographic Information
      The following table identifies revenues by country based on the location of the customer and long-lived assets by country based on physical location.

	United		United	Continental	Rest of
	States	Canada	Kingdom	Europe	World	Total

	(In thousands)
Year ended December 31, 2004
Revenues	$494,173	$81,445	$131,663	$168,784	$90,109	$966,174
Percent of total revenues	51%	8%	14%	18%	9%	100%
Long-lived assets(1)	$368,317	$56,476	$150,075	$133,648	$620	$709,136
Year ended December 31, 2003
Revenues	$314,603	$51,794	$82,623	$102,637	$72,449	$624,106
Percent of total revenues	50%	8%	13%	17%	12%	100%
Long-lived assets(1)	$146,130	$14,712	$28,800	$67,372	$536	$257,550
Year ended December 31, 2002
Revenues	$337,830	$49,219	$84,081	$89,967	$71,986	$633,083
Percent of total revenues	53%	8%	13%	14%	12%	100%
Long-lived assets(1)	$171,903	$11,756	$27,982	$63,617	$3,463	$278,721

(1)	Excludes long-lived assets of discontinued operations

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 23: Quarterly Operating Results (unaudited)

	1st Quarter			2nd Quarter

		Change in			Change in
	As Originally	Inventory		As Originally	Inventory
2004 (By Quarter)	Reported	Costing Method	As Restated	Reported	Costing Method	As Restated

	(In thousands, except per share amounts)
Revenues	$170,103	$—	$170,103	$184,307	$—	$184,307
Gross profit	32,283	1,815	34,098	33,194	911	34,105
Operating earnings	7,054	1,815	8,869	8,965	911	9,876
Income from continuing operations	2,644	1,119	3,763	5,634	561	6,195
Loss from discontinued operations	(1,496)	—	(1,496)	(5,823)	—	(5,823)
Gain on disposal of discontinued operations	—	—	—	3,020	—	3,020
Net income	1,148	1,119	2,267	2,831	561	3,392
Basic earnings/(loss) per share:
Continuing operations	$.10	$.05	$.15	$.22	$.02	$.24
Discontinued operations	(.06)	—	(.06)	(.23)	—	(.23)
Disposal of discontinued operations	—	—	—	.12	—	.12
Net income/(loss)	.04	.05	.09	.11	.02	.13
Diluted earnings/(loss) per share:
Continuing operations	$.10	$.05	$.15	$.22	$.02	$.24
Discontinued operations	(.06)	—	(.06)	(.23)	—	(.23)
Disposal of discontinued operations	—	—	—	.12	—	.12
Net income/(loss)	.04	.05	.09	.11	.02	.13

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

	3rd Quarter			4th Quarter

		Change in
	As Originally	Inventory
2004 (By Quarter)	Reported	Costing Method	As Restated

	(In thousands, except per share amounts)
Revenues	$281,454	$—	$281,454	$330,310
Gross profit	53,418	(207)	53,211	78,659
Operating earnings/(loss)	(2,980)	(207)	(3,187)	27,207
Income/(loss) from continuing operations	(3,073)	(128)	(3,201)	8,598
Gain/(loss) from discontinued operations	(2,809)	—	(2,809)	9,713
Loss on disposal of discontinued operations	(1,529)	—	(1,529)	(1,238)
Net income/(loss)	(7,411)	(128)	(7,539)	17,073
Basic earnings/(loss) per share:
Continuing operations	$(.07)	$(.01)	$(.08)	$.18
Discontinued operations	(.07)	—	(.07)	.21
Disposal of discontinued operations	(.03)	—	(.03)	(.03)
Net income/(loss)	(.17)	(.01)	(.18)	.36
Diluted earnings/(loss) per share:
Continuing operations	$(.07)	$(.01)	$(.08)	$.17
Discontinued operations	(.07)	—	(.07)	.18
Disposal of discontinued operations	(.03)	—	(.03)	(.02)
Net income/(loss)	(.17)	(.01)	(.18)	.33

	1st Quarter				2nd Quarter

		Change in	Minimum			Change in	Minimum
	As	Inventory	Requirements		As	Inventory	Requirements
	Originally	Costing	Contract	As	Originally	Costing	Contract	As
2003 (By Quarter)	Reported	Method	Accounting(1)	Restated	Reported	Method	Accounting(1)	Restated

	(In thousands, except per share amounts)
Revenues	$153,317	$—	$—	$153,317	$153,800	$—	$—	$153,800
Gross profit	28,890	547	—	29,437	28,135	147	—	28,282
Operating earnings	5,393	547	—	5,940	4,586	147	—	4,733
Income from continuing operations	1,236	337	—	1,573	515	90	—	605
Loss from discontinued operations	(3,534)	—	—	(3,534)	(1,268)	—	—	(1,268)
Net income/(loss)	(2,298)	337	—	(1,961)	(753)	90	—	(663)
Basic earnings/(loss) per share:
Continuing operations	$.05	$.01	$—	$.06	$.02	$—	$—	$.02
Discontinued operations	(.14)	—	—	(.14)	(.05)	—	—	(.05)
Net income/(loss)	(.09)	.01	—	(.08)	(.03)	—	—	(.03)
Diluted earnings/(loss) per share:
Continuing operations	$.05	$.01	$—	$.06	$.02	$—	$—	$.02
Discontinued operations	(.14)	—	—	(.14)	(.05)	—	—	(.05)
Net income/(loss)	(.09)	.01	—	(.08)	(.03)	—	—	(.03)

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

(1)	Reclassification of income recognized on minimum requirements contract from discontinued operations to continuing operations

	3rd Quarter				4th Quarter

		Change in	Minimum			Change in	Minimum
	As	Inventory	Requirements		As	Inventory	Requirements
	Originally	Costing	Contract	As	Originally	Costing	Contract	As
2003 (By Quarter)	Reported	Method	Accounting(1)	Restated	Reported	Method	Accounting(1)	Restated

	(In thousands, except per share amounts)
Revenues	$155,297	$—	$—	$155,297	$161,692	$—	$—	$161,692
Gross profit	31,123	251	—	31,374	32,472	(2,258)	—	30,214
Operating earnings/(loss)	6,676	251	—	6.927	8,896	(2,258)	2,983	9,621
Income/(loss) from continuing operations	3,584	155	—	3,739	3,794	(1,463)	1,909	4,240
Loss from discontinued operations	(2,751)	—	—	(2,751)	(62,306)	—	(1,909)	(64,215	)(2)
Net income/(loss)	833	155	—	988	(58,512)	(1,463)	—	(59,975	)(2)
Basic earnings/(loss) per share:
Continuing operations	$.14	$.01	$—	$.15	$.15	$(.06)	$.08	$.17
Discontinued operations	(.11)	—	—	(.11)	(2.47)	—	(.08)	(2.55	)(2)
Net income/(loss)	.03	.01	—	.04	(2.32)	(.06)	—	(2.38	)(2)
Diluted earnings/(loss) per share:
Continuing operations	$.14	$.01	$—	$.15	$.15	$(.06)	$.08	$.17
Discontinued operations	(.11)	—	—	(.11)	(2.45)	—	(.08)	(2.53	)(2)
Net income/(loss)	.03	.01	—	.04	(2.30)	(.06)	—	(2.36	)(2)

(1)	Reclassification of income recognized on minimum requirements contract from discontinued operations to continuing operations

(2)	Includes asset impairment expense totaling $92.4 million

Note 24:	Minimum Requirements Contracts
      The Company had a contractual (“take-or-pay”) agreement with a Networking segment customer that required the customer to purchase minimum quantities of product from the Company or pay the Company compensation according to contractual terms through 2002.

•	During 2002, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $8.1 million in other operating earnings that represented $9.5 million in “take-or-pay” compensation net of a $1.4 million charge to write off inventory reserved for the customer. This $9.5 million receivable as of December 31, 2002 was paid in January 2003.

•	This agreement terminated on December 31, 2002.
      The Company has a second contractual (“sales incentive”) agreement with the same Networking segment customer that requires the customer to purchase quantities of product from the Company generating at a minimum $3.0 million in gross profit per annum or pay the Company compensation according to contractual terms through 2005.

•	During 2004, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $3.0 million in other operating earnings as “sales incentive” compensation. As of the Annual

Belden CDT Inc.
Notes to Consolidated Financial Statements — (Continued)

Report on Form 10-K filing date, the customer has not paid this $3.0 million receivable as of December 31, 2004.

•	During 2003, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $3.0 million in other operating earnings as “sales incentive” compensation. This $3.0 million receivable as of December 31, 2003 was paid in January 2004.

•	During 2002, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $3.0 million in other operating earnings as “sales incentive” compensation. This $3.0 million receivable as of December 31, 2002 was paid in January 2003.

•	In February 2002, the customer prepaid $1.5 million of “sales incentive” compensation as required by the agreement. The Company recorded the $1.5 million received as deferred revenue in the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive office and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
      There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      The management of Belden CDT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
      Belden CDT management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. That evaluation excluded the business operations of CDT acquired in 2004. The acquired business operations excluded from the company’s evaluation constituted $434 million of the company’s total assets at December 31, 2004 and $247 million and $25 million of the company’s revenues and operating income, respectively, for the year ended December 31, 2004. In conducting its evaluation, Belden CDT’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that evaluation, the Company’s management believes the Company’s internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Belden CDT Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Belden CDT Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden CDT Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cable Design Technologies (CDT), a business acquired in 2004, which is included in the 2004 consolidated financial statements of Belden CDT Inc. and constituted $434 million of total assets as of December 31, 2004, and $247 million and $25 million of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of Belden CDT Inc. also did not include an evaluation of the internal control over financial reporting of CDT.
      In our opinion, management’s assessment that Belden CDT Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Belden CDT Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden CDT Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 29, 2005, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
March 29, 2005

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of Registrant
      Information regarding directors is incorporated herein by reference to “Matters to Be Voted On: Item 1 — Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.”

Item 11.	Executive Compensation
      Incorporated herein by reference to “Executive Compensation” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      Incorporated herein by reference to “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      Incorporated herein by reference to “Certain Relationships and Related Transactions” under “Executive Compensation” as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      Incorporated herein by reference to “Committees: Fees to Independent Registered Public Accountants for 2004 and 2003” as described in the Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestures/	Write	Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Movement	Balance

	(In thousands)
Accounts Receivable —
Allowance for Doubtful Accounts:
Year ended December 31, 2004	$2,683	$706	$3,704	$(1,681)	$206	$5,618
Year ended December 31, 2003	2,536	819	—	(681)	9	2,683
Year ended December 31, 2002	6,312	1,776	—	(5,552)	—	2,536
Inventories —
Obsolescence and Other Valuation Allowances:
Year ended December 31, 2004	$3,763	$3,013	$19,360	$(5,001)	$1,556	$22,691
Year ended December 31, 2003	7,953	4,310	(757)	(8,066)	323	3,763
Year ended December 31, 2002	2,082	6,253	3,527	(3,909)	—	7,953
      All other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable.

3. Exhibits The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated.

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of February 4, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable Design Technologies Corporation (“CDT”) filed on February 5, 2004)

2.2		Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 25, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to CDT’s Registration Statement on Form S-4/ A, File Number 333-113875, filed on May 28, 2004)

*3	.1	Restated Certificate of Incorporation of the Company

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 16, 2004)

4.1		Rights Agreement dated as of December 11, 1996, between the Company and Equiserve Trust Company, N.A., successor to The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to Exhibit 1.1 to CDT’s Registration Statement on Form 8-A, File Number 000-22724, filed on December 11, 1996)

4.2		Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

4.3		Indenture, dated July 8, 2003, between the Company and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023 (incorporated by reference to Exhibit 4.3 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

Exhibit
No.	Description

4.4	Registration Rights Agreement, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.4 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.5	Purchase Agreement, dated July 1, 2003, between the Company and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.5 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.6	Form of 4.00% Convertible Subordinated Debenture due 2023 (included in the Indenture filed as Exhibit 4.3 above)

4.7	Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Swanbird and Company, Mutual of Omaha Insurance Company, United of Omaha Life Insurance Company, Nationwide Mutual Insurance Company, State Farm Life Insurance Company, Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, and Cudd and Company (incorporated by reference to Exhibit 4.4 to the Annual Report of Belden Inc. (“Belden”) on Form 10-K for the year ended December 31, 1997 filed on March 25, 1998)

4.8	First Amendment to Note Purchase Agreement listed above as Exhibit 4.7, dated as of September 1, 1999 (incorporated by reference to Exhibit 4.5 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.9	Amended and Restated Series 1997-A Guaranty of Belden Wire & Cable Company and Cable Systems International Inc. (later Belden Communications Company) dated as of September 1, 1999, pertaining to the First Amendment to Note Purchase Agreement listed above as Exhibit 4.8 (incorporated by reference to Exhibit 4.6 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.10	Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, United of Omaha Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Variable Life Insurance Company, Ameritas Life Insurance Corporation, Modern Woodmen of America, Woodmen Accident and Life Company, Chimebridge and Company and Pru and Company (incorporated by reference to Exhibit 4.7 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.11	Guaranty of Belden Wire & Cable Company and Cable Systems International Inc. (later Belden Communications Company) dated as of September 1, 1999, pertaining to the Note Purchase Agreement listed above as Exhibit 4.10 (incorporated by reference to Exhibit 4.8 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

10.1	Asset Transfer Agreement by and between Cooper Industries, Inc. and Belden Wire & Cable Company (incorporated by reference to Exhibit 10.1 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.2	Canadian Asset Transfer Agreement by and between Cooper Industries (Canada) Inc. and Belden (Canada) Inc. (incorporated by reference to Exhibit 10.11 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.3	Trademark License Agreement by and between Belden Wire & Cable Company and Cooper Industries, Inc. (incorporated by reference to Exhibit 10.2 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.4	Stock Agreement by and between Cooper Industries, Inc. and Belden Inc. (incorporated by reference to Exhibit 10.4 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

Exhibit
No.		Description

10.5		Tax Sharing and Separation Agreement by and among Belden Inc., Cooper Industries, Inc., and Belden Wire & Cable Company (incorporated by reference to Exhibit 10.6 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

**10	.6	Change of Control Employment Agreements, dated as of July 31, 2001, between Belden Inc. and each of C. Baker Cunningham, Richard K. Reece, Cathy O. Staples and Kevin L. Bloomfield (incorporated by reference to Exhibit 10.1 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001)

**10	.7	Change of Control Employment Agreement, dated as of April 15, 2002, between Belden Inc. and D. Larrie Rose, and Change of Control Employment Agreement, dated as of May 13, 2002, between Belden Inc. and Robert W. Matz (incorporated by reference to Exhibit 10.5 to Belden’s Current Report on Form 8-K filed on December 23, 2002)

**10	.8	Change of Control Employment Agreement, dated as of February 17, 2003, between Belden Inc. and Stephen H. Johnson (incorporated by reference to Exhibit 10.10 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.9	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by the Company) and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert W. Matz, Stephen H. Johnson and Cathy O. Staples (incorporated by reference to Exhibits 10.13-10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.10	Form of Change in Control Agreement dated October 6, 2003 between the Company and Ferdinand C. Kuznik, and form of Ferdinand C. Kuznik Restricted Stock Grant dated November 3, 2003 under the Supplemental Long-Term Performance Incentive Plan (incorporated by reference to Exhibits 10.22 and 10.23 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 filed on December 15, 2003)

**10	.11	Form of Change in Control Agreement dated October 6, 2003 between the Company and each of Robert Canny and Peter Sheehan (incorporated by reference to Exhibit 10.24 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 filed on December 15, 2003)

**10	.12	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by the Company) and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert Matz, Stephen H. Johnson and Cathy O. Staples (incorporated by reference to Exhibits 10.1-10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.13	Retention Award Letter Agreement dated July 8, 2004 between the Company and each of Robert Canny and Peter Sheehan (incorporated by reference to Exhibits 10.8 and 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.14	Retention Agreement dated as of May 14, 2004 among the Company, Cable Design Technologies Inc. and Ferdinand C. Kuznik (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to CDT’s Registration Statement on Form S-4/ A, File Number 333-113875, filed on May 28, 2004)

**10	.15	Letter Agreement dated April 15, 2002 between Belden Inc. and Richard K. Reece (incorporated by reference to Exhibit 10.4 to Belden’s Current Report on Form 8-K filed on December 23, 2002)

**10	.16	Indemnification Agreement dated as of September 1, 2004 between the Company and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert Matz, Stephen H. Johnson, Cathy O. Staples, Robert Canny, Peter Sheehan, Christopher I. Byrnes, John M. Monter, Lorne D. Bain, Bernard G. Rethore, Bryan C. Cressey, Ferdinand C. Kuznik, Lance C. Balk, Michael F.O. Harris and Glenn Kalnasy (incorporated by reference to Exhibits 10.32-10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.17	Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Belden’s Registration Statement on Form S-8, File Number 333-51088, filed on December 1, 2000)

**10	.18	Amendment to Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

Exhibit
No.		Description

**10	.19	Amendment to Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.20	Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Belden’s Registration Statement on Form S-8, File Number 333-107241, filed on July 22, 2003)

**10	.21	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

**10	.22	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.23	Cable Design Technologies Corporation Long-Term Performance Incentive Plan (adopted September 23, 1993) (incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1, File Number 33-69992, filed on November 1, 1993)

**10	.24	Cable Design Technologies Corporation Supplemental Long-Term Performance Incentive Plan (adopted December 12, 1995) (incorporated by reference to Exhibit A to CDT’s Proxy Statement filed on January 17, 1996)

**10	.25	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan (adopted April 19, 1999 and amended June 11, 1999) (incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.26	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2000 filed on October 27, 2000)

**10	.27	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.28	Form of April 23, 1999 Stock Option Grant (incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.29	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (adopted December 6, 2000) (incorporated by reference to Exhibit 99.1 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed on March 15, 2001)

**10	.30	Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 filed on March 13, 2002)

**10	.31	Form of Director Nonqualified Stock Option Grant under Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 99.2 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed on March 15, 2001)

**10	.32	Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002 (incorporated by reference to Exhibit 10.4 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 filed on March 13, 2002)

**10	.33	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 filed on December 16, 2002)

**10	.34	Form of Restricted Stock Grant under the 2001 Cable Design Technologies Corporation Long-Term Incentive Plan to each of Bryan C. Cressey, Lance C. Balk, Glenn Kalnasy, and Michael F.O. Harris in the amount of 2,000 shares each (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

Exhibit
No.		Description

**10	.35	Amendments to Long Term Performance Incentive Plan (1993), Supplemental Long-Term Performance Incentive Plan (1995), 1999 Long-Term Performance Incentive Plan and 2001 Long- Term Performance Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

***10	.36	Belden CDT Inc. Long-Term Cash Performance Plan

***10	.37	Belden CDT Inc. Annual Cash Incentive Plan

**10	.38	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2004)

**10	.39	Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.40	First Amendment to the Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.41	Second Amendment to the Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.42	Third Amendment to the Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 4.7 to Belden’s Registration Statement on Form S-8, File Number 333-111297, filed on December 18, 2003)

**10	.43	Fourth Amendment to the Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.44	Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 10.14 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.45	First Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.15 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.46	Second Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.21 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.47	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.48	Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.49	First Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.17 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.50	Second Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.24 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.51	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

Exhibit
No.		Description

**10	.52	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)(incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.53	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004 (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.54	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)(incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.55	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.56		Credit and Security Agreement dated as of October 9, 2003, among Belden Inc., Belden Technologies, Inc., Belden Communications Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, Wachovia Bank, National Association, as Agent, and U.S. Bank National Association, as Syndication Agent (incorporated by reference to Exhibit 5 to Belden’s Current Report on Form 8-K filed on October 20, 2003)

10.57		First Amendment to Credit and Security Agreement dated as of May 10, 2004, among Belden Inc., Belden Technologies, Inc., Belden Communications Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.58		Consent Under and Second Amendment to Credit and Security Agreement dated as of May 26, 2004, among Belden Inc., Belden Technologies, Inc., Belden Communications Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.59		Third Amendment to Credit and Security Agreement dated as of November 9, 2004, among Belden CDT Inc., Belden Inc., Belden Technologies, Inc., Belden Wire & Cable Company and Cable Design Technologies Inc., as Borrowers, the Lenders listed therein, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 12, 2004)

14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on November 19, 2004)

*18	.1	Letter of Ernst & Young LLP re Change in Accounting Principles (Preferability Letter)

*21	.1	List of Subsidiaries of Belden CDT Inc.

*23	.1	Consent of Ernst & Young LLP

*24	.1	Powers of Attorney from Members of the Board of Directors of Belden CDT Inc.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

*31	.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

*32	.1	Section 1350 Certification of the Chief Executive Officer

*32	.2	Section 1350 Certification of the Chief Financial Officer

      Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:
           Belden CDT Inc., Attention: Secretary
7701 Forsyth Boulevard, Suite 800
St. Louis, Missouri 63105

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN CDT INC.

By:	/s/ C. BAKER CUNNINGHAM

C. Baker Cunningham
President, Chief Executive Officer and
Director
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ C. BAKER CUNNINGHAM C. Baker Cunningham		President, Chief Executive Officer and Director	March 31, 2005

/s/ RICHARD K. REECE Richard K. Reece		Vice President, Finance and Chief Financial Officer (Mr. Reece also is the Company’s Chief Accounting Officer)	March 31, 2005

/s/ BRYAN C. CRESSEY* Bryan C. Cressey		Chairman of the Board and Director	March 31, 2005

/s/ JOHN M. MONTER* John M. Monter		Director	March 31, 2005

/s/ LORNE D. BAIN* Lorne D. Bain		Director	March 31, 2005

/s/ LANCE BALK* Lance Balk		Director	March 31, 2005

/s/ CHRISTOPHER I. BYRNES* Christopher I. Byrnes		Director	March 31, 2005

/s/ MICHAEL F.O. HARRIS* Michael F.O. Harris		Director	March 31, 2005

/s/ GLENN KALNASY* Glenn Kalnasy		Director	March 31, 2005

/s/ FERDINAND C. KUZNIK* Ferdinand C. Kuznik		Director	March 31, 2005

/s/ BERNARD G. RETHORE* Bernard G. Rethore		Director	March 31, 2005

*By:	/s/ C. BAKER CUNNINGHAM C. Baker Cunningham Attorney-in-Fact

Index to Exhibits

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of February 4, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable Design Technologies Corporation (“CDT”) filed on February 5, 2004)

2.2		Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 25, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to CDT’s Registration Statement on Form S-4/ A, File Number 333-113875, filed on May 28, 2004)

*3	.1	Restated Certificate of Incorporation of the Company

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 16, 2004)

4.1		Rights Agreement dated as of December 11, 1996, between the Company and Equiserve Trust Company, N.A., successor to The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to Exhibit 1.1 to CDT’s Registration Statement on Form 8-A, File Number 000-22724, filed on December 11, 1996)

4.2		Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

4.3		Indenture, dated July 8, 2003, between the Company and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023 (incorporated by reference to Exhibit 4.3 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.4		Registration Rights Agreement, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.4 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.5		Purchase Agreement, dated July 1, 2003, between the Company and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.5 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.6		Form of 4.00% Convertible Subordinated Debenture due 2023 (included in the Indenture filed as Exhibit 4.3 above)

4.7		Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Swanbird and Company, Mutual of Omaha Insurance Company, United of Omaha Life Insurance Company, Nationwide Mutual Insurance Company, State Farm Life Insurance Company, Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, and Cudd and Company (incorporated by reference to Exhibit 4.4 to the Annual Report of Belden Inc. (“Belden”) on Form 10-K for the year ended December 31, 1997 filed on March 25, 1998)

4.8		First Amendment to Note Purchase Agreement listed above as Exhibit 4.7, dated as of September 1, 1999 (incorporated by reference to Exhibit 4.5 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.9		Amended and Restated Series 1997-A Guaranty of Belden Wire & Cable Company and Cable Systems International Inc. (later Belden Communications Company) dated as of September 1, 1999, pertaining to the First Amendment to Note Purchase Agreement listed above as Exhibit 4.8 (incorporated by reference to Exhibit 4.6 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

Exhibit
No.		Description

4.10		Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, United of Omaha Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Variable Life Insurance Company, Ameritas Life Insurance Corporation, Modern Woodmen of America, Woodmen Accident and Life Company, Chimebridge and Company and Pru and Company (incorporated by reference to Exhibit 4.7 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.11		Guaranty of Belden Wire & Cable Company and Cable Systems International Inc. (later Belden Communications Company) dated as of September 1, 1999, pertaining to the Note Purchase Agreement listed above as Exhibit 4.10 (incorporated by reference to Exhibit 4.8 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

10.1		Asset Transfer Agreement by and between Cooper Industries, Inc. and Belden Wire & Cable Company (incorporated by reference to Exhibit 10.1 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.2		Canadian Asset Transfer Agreement by and between Cooper Industries (Canada) Inc. and Belden (Canada) Inc. (incorporated by reference to Exhibit 10.11 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.3		Trademark License Agreement by and between Belden Wire & Cable Company and Cooper Industries, Inc. (incorporated by reference to Exhibit 10.2 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.4		Stock Agreement by and between Cooper Industries, Inc. and Belden Inc. (incorporated by reference to Exhibit 10.4 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.5		Tax Sharing and Separation Agreement by and among Belden Inc., Cooper Industries, Inc., and Belden Wire & Cable Company (incorporated by reference to Exhibit 10.6 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

**10	.6	Change of Control Employment Agreements, dated as of July 31, 2001, between Belden Inc. and each of C. Baker Cunningham, Richard K. Reece, Cathy O. Staples and Kevin L. Bloomfield (incorporated by reference to Exhibit 10.1 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001)

**10	.7	Change of Control Employment Agreement, dated as of April 15, 2002, between Belden Inc. and D. Larrie Rose, and Change of Control Employment Agreement, dated as of May 13, 2002, between Belden Inc. and Robert W. Matz (incorporated by reference to Exhibit 10.5 to Belden’s Current Report on Form 8-K filed on December 23, 2002)

**10	.8	Change of Control Employment Agreement, dated as of February 17, 2003, between Belden Inc. and Stephen H. Johnson (incorporated by reference to Exhibit 10.10 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.9	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by the Company) and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert W. Matz, Stephen H. Johnson and Cathy O. Staples (incorporated by reference to Exhibits 10.13-10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.10	Form of Change in Control Agreement dated October 6, 2003 between the Company and Ferdinand C. Kuznik, and form of Ferdinand C. Kuznik Restricted Stock Grant dated November 3, 2003 under the Supplemental Long-Term Performance Incentive Plan (incorporated by reference to Exhibits 10.22 and 10.23 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 filed on December 15, 2003)

Exhibit
No.		Description

**10	.11	Form of Change in Control Agreement dated October 6, 2003 between the Company and each of Robert Canny and Peter Sheehan (incorporated by reference to Exhibit 10.24 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 filed on December 15, 2003)

**10	.12	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by the Company) and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert Matz, Stephen H. Johnson and Cathy O. Staples (incorporated by reference to Exhibits 10.1-10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.13	Retention Award Letter Agreement dated July 8, 2004 between the Company and each of Robert Canny and Peter Sheehan (incorporated by reference to Exhibits 10.8 and 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.14	Retention Agreement dated as of May 14, 2004 among the Company, Cable Design Technologies Inc. and Ferdinand C. Kuznik (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to CDT’s Registration Statement on Form S-4/ A, File Number 333-113875, filed on May 28, 2004)

**10	.15	Letter Agreement dated April 15, 2002 between Belden Inc. and Richard K. Reece (incorporated by reference to Exhibit 10.4 to Belden’s Current Report on Form 8-K filed on December 23, 2002)

**10	.16	Indemnification Agreement dated as of September 1, 2004 between the Company and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert Matz, Stephen H. Johnson, Cathy O. Staples, Robert Canny, Peter Sheehan, Christopher I. Byrnes, John M. Monter, Lorne D. Bain, Bernard G. Rethore, Bryan C. Cressey, Ferdinand C. Kuznik, Lance C. Balk, Michael F.O. Harris and Glenn Kalnasy (incorporated by reference to Exhibits 10.32-10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.17	Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Belden’s Registration Statement on Form S-8, File Number 333-51088, filed on December 1, 2000)

**10	.18	Amendment to Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

**10	.19	Amendment to Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.20	Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Belden’s Registration Statement on Form S-8, File Number 333-107241, filed on July 22, 2003)

**10	.21	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

**10	.22	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.23	Cable Design Technologies Corporation Long-Term Performance Incentive Plan (adopted September 23, 1993) (incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1, File Number 33-69992, filed on November 1, 1993)

**10	.24	Cable Design Technologies Corporation Supplemental Long-Term Performance Incentive Plan (adopted December 12, 1995) (incorporated by reference to Exhibit A to CDT’s Proxy Statement filed on January 17, 1996)

**10	.25	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan (adopted April 19, 1999 and amended June 11, 1999) (incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

Exhibit
No.		Description

**10	.26	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2000 filed on October 27, 2000)

**10	.27	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.28	Form of April 23, 1999 Stock Option Grant (incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.29	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (adopted December 6, 2000) (incorporated by reference to Exhibit 99.1 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed on March 15, 2001)

**10	.30	Amendment, dated December 10, 2001, to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 filed on March 13, 2002)

**10	.31	Form of Director Nonqualified Stock Option Grant under Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 99.2 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed on March 15, 2001)

**10	.32	Form of Ferdinand C. Kuznik nonqualified stock option grant, dated January 21, 2002 (incorporated by reference to Exhibit 10.4 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 filed on March 13, 2002)

**10	.33	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 filed on December 16, 2002)

**10	.34	Form of Restricted Stock Grant under the 2001 Cable Design Technologies Corporation Long-Term Incentive Plan to each of Bryan C. Cressey, Lance C. Balk, Glenn Kalnasy, and Michael F.O. Harris in the amount of 2,000 shares each (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.35	Amendments to Long Term Performance Incentive Plan (1993), Supplemental Long-Term Performance Incentive Plan (1995), 1999 Long-Term Performance Incentive Plan and 2001 Long- Term Performance Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

***10	.36	Belden CDT Inc. Long-Term Cash Performance Plan

***10	.37	Belden CDT Inc. Annual Cash Incentive Plan

**10	.38	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2004)

**10	.39	Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.40	First Amendment to the Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.41	Second Amendment to the Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.42	Third Amendment to the Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 4.7 to Belden’s Registration Statement on Form S-8, File Number 333-111297, filed on December 18, 2003)

Exhibit
No.		Description

**10	.43	Fourth Amendment to the Belden Wire & Cable Company Retirement Savings Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.44	Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 10.14 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.45	First Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.15 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.46	Second Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.21 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.47	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.48	Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.49	First Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.17 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.50	Second Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.24 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.51	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.52	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)(incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.53	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004 (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.54	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)(incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.55	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.56		Credit and Security Agreement dated as of October 9, 2003, among Belden Inc., Belden Technologies, Inc., Belden Communications Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, Wachovia Bank, National Association, as Agent, and U.S. Bank National Association, as Syndication Agent (incorporated by reference to Exhibit 5 to Belden’s Current Report on Form 8-K filed on October 20, 2003)

Exhibit
No.		Description

10.57		First Amendment to Credit and Security Agreement dated as of May 10, 2004, among Belden Inc., Belden Technologies, Inc., Belden Communications Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.58		Consent Under and Second Amendment to Credit and Security Agreement dated as of May 26, 2004, among Belden Inc., Belden Technologies, Inc., Belden Communications Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.59		Third Amendment to Credit and Security Agreement dated as of November 9, 2004, among Belden CDT Inc., Belden Inc., Belden Technologies, Inc., Belden Wire & Cable Company and Cable Design Technologies Inc., as Borrowers, the Lenders listed therein, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 12, 2004)

14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on November 19, 2004)

*18	.1	Letter of Ernst & Young LLP re Change in Accounting Principles (Preferability Letter)

*21	.1	List of Subsidiaries of Belden CDT Inc.

*23	.1	Consent of Ernst & Young LLP

*24	.1	Powers of Attorney from Members of the Board of Directors of Belden CDT Inc.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

*31	.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

*32	.1	Section 1350 Certification of the Chief Executive Officer

*32	.2	Section 1350 Certification of the Chief Financial Officer