Form 10-Q
period 2005-03-31
BELDEN CDT INC.
filed 2005-05-10
CIK 913142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

                                ----------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                          COMMISSION FILE NO. 001-12561

                                ----------------

                                BELDEN CDT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

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

                                 (314) 854-8000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                               ----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT MAY 9, 2005
            -----                                --------------------------
Common Stock, $0.01 Par Value                            47,110,526

================================================================================
Exhibit Index on Pages 45                                           Page 1 of 45

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,          December 31,
                                                                                         2005                 2004
                                                                                      -----------         ------------
(in thousands)                                                                        (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                                         $   190,259         $   188,798
    Receivables                                                                           205,706             174,554
    Inventories                                                                           234,385             227,034
    Income taxes receivable                                                                 1,733                 194
    Deferred income taxes                                                                  16,129              15,911
    Other current assets                                                                    8,042               8,689
    Current assets of discontinued operations                                              22,676              34,138
                                                                                      -----------         -----------
       Total current assets                                                               678,930             649,318
Property, plant and equipment, less accumulated depreciation                              327,739             338,247
Goodwill, less accumulated amortization                                                   284,461             286,163
Other intangibles, less accumulated amortization                                           76,011              78,266
Other long-lived assets                                                                     5,109               6,460
Long-lived assets of discontinued operations                                               34,338              36,984
                                                                                      -----------         -----------
                                                                                      $ 1,406,588         $ 1,395,438
                                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                                          $   198,353         $   185,035
    Current maturities of long-term debt                                                   15,666              15,702
    Current liabilities of discontinued operations                                         14,744              17,534
                                                                                      -----------         -----------
       Total current liabilities                                                          228,763             218,271
Long-term debt                                                                            232,563             232,823
Postretirement benefits other than pensions                                                30,457              30,089
Deferred income taxes                                                                      74,641              68,158
Other long-term liabilities                                                                21,027              25,340
Long-term liabilities of discontinued operations                                            1,475               1,516
Minority interest                                                                           8,536               9,241
Stockholders' equity
    Common stock                                                                              503                 502
    Additional paid-in capital                                                            534,429             531,984
    Retained earnings                                                                     263,107             252,114
    Accumulated other comprehensive income                                                 13,326              27,862
    Unearned deferred compensation                                                         (1,923)             (2,462)
    Treasury stock                                                                           (316)                  -
                                                                                      -----------         -----------
       Total stockholders' equity                                                         809,126             810,000
                                                                                      -----------         -----------
                                                                                      $ 1,406,588         $ 1,395,438
                                                                                      ===========         ===========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended March 31,
(in thousands, except per share data)                                                          2005            2004
-------------------------------------                                                        --------        --------
Revenues                                                                                     $309,111        $170,103
Cost of sales                                                                                 243,980         135,968
                                                                                             --------        --------
    Gross profit                                                                               65,131          34,135
Selling, general and administrative expenses                                                   48,930          25,213
                                                                                             --------        --------
    Operating earnings                                                                         16,201           8,922
Minority interest                                                                                 167               -
Interest expense                                                                                2,920           3,166
                                                                                             --------        --------
    Income from continuing operations before taxes                                             13,114           5,756
Income tax expense                                                                              4,590           1,960
                                                                                             --------        --------
    Income from continuing operations                                                           8,524           3,796
Loss from discontinued operations, net of tax benefit of $957 and $841,
    respectively                                                                               (1,881)         (1,496)
Gain on disposal of discontinued operations, net of tax expense of $3,600                       6,400               -
                                                                                             --------        --------
    Net income                                                                               $ 13,043        $  2,300
                                                                                             ========        ========
Weighted average number of common shares and equivalents:
    Basic                                                                                      47,007          25,462
    Diluted                                                                                    53,684          25,811
                                                                                             ========        ========
Basic income/(loss) per share:
    Continuing operations                                                                    $    .18        $    .15
    Discontinued operations                                                                      (.04)           (.06)
    Disposal of discontinued operations                                                           .14               -
    Net income per share                                                                          .28             .09
                                                                                             ========        ========
Diluted income/(loss) per share:
    Continuing operations                                                                    $    .17        $    .15
    Discontinued operations                                                                      (.03)           (.06)
    Disposal of discontinued operations                                                           .12               -
    Net income per share                                                                          .26             .09
                                                                                             ========        ========
Dividends declared per share                                                                 $    .05        $    .05
                                                                                             ========        ========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

Three Months Ended March 31,
(in thousands)                                                                                  2005            2004
---------------------------------------------------------------------------------            ---------       ---------
Cash flows from operating activities
    Net income                                                                               $ 13,043        $  2,300
    Adjustments to reconcile net income to net cash used for operating activities
       Depreciation and amortization                                                            9,730           6,466
       Deferred income tax benefit                                                              6,265             (34)
       Retirement savings plan contributions                                                        -           1,089
       Employee stock purchase plan settlement                                                      -              56
       Share-based compensation                                                                   223           1,752
       Gain on disposal of tangible assets                                                     (6,400)              -
       Changes in operating assets and liabilities (1)
          Receivables                                                                         (25,961)        (17,380)
          Inventories                                                                          (8,880)        (10,266)
          Accounts payable and accrued liabilities                                                880          11,664
          Current and deferred income taxes, net                                               (6,016)          2,097
          Other assets and liabilities, net                                                    13,554          (6,377)
                                                                                             --------        --------
              Net cash used for operating activities                                           (3,562)         (8,633)
Cash flows from investing activities
    Capital expenditures                                                                       (5,935)         (1,899)
    Proceeds from disposal of tangible assets                                                  12,833             252
                                                                                             --------        --------
              Net cash provided by investing activities                                         6,898          (1,647)
Cash flows from financing activities
    Payments on borrowing arrangements                                                           (169)              -
    Proceeds from exercise of stock options                                                     2,060              43
    Cash dividends paid                                                                        (2,364)         (1,288)
                                                                                             --------        --------
              Net cash used for financing activities                                             (473)         (1,245)
Effect of exchange rate changes on cash and cash equivalents                                   (1,402)            (85)
                                                                                             --------        --------
Increase/(decrease) in cash and cash equivalents                                                1,461         (11,610)
Cash and cash equivalents, beginning of period                                                188,798          94,955
                                                                                             --------        --------
Cash and cash equivalents, end of period                                                     $190,259        $ 83,345
                                                                                             ========        ========
Supplemental cash flow information
    Income tax refunds received                                                              $  2,079        $     21
    Income taxes paid                                                                          (1,749)           (378)
    Interest paid, net of amount capitalized                                                   (7,336)         (7,466)
                                                                                             ========        ========

(1) Net of the effects of exchange rate changes and acquired businesses.

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

                                                                                                   Accumulated
                                                                                     Unearned         Other
                                         Common   Paid-In    Retained   Treasury     Deferred     Comprehensive
                                         Stock    Capital    Earnings    Stock     Compensation       Loss          Total
                                         ------   --------   --------   --------   ------------   -------------   ---------
(in thousands)
Balance at December 31, 2003             $  262   $ 39,022   $244,217   $ (7,722)     $(1,700)       $ 7,461      $ 281,540
Net income                                                      2,300                                                 2,300
Foreign currency translation                                                                            (471)          (471)
Minimum pension liability                                                                                 18             18
                                         ------   --------   --------   --------      -------        -------      ---------
  Comprehensive income                                                                                                1,847
Issuance of stock
  Stock options                                          3                    40                                         43
  Stock compensation                                   348                 1,025       (1,650)                         (277)
  Retirement savings plan                              276                   813                                      1,089
  Employee stock purchase plans                          2                    54                                         56
Amortization of unearned deferred
  compensation                                                                            379                           379

Cash dividends ($.05 per share)                                (1,288)                                               (1,288)
                                         ------   --------   --------   --------      -------        -------      ---------
Balance at March 31, 2004                $  262   $ 39,651   $245,229   $ (5,790)     $(2,971)       $ 7,008      $ 283,389
                                         ======   ========   ========   ========      =======        =======      =========

Balance at December 31, 2004             $  502   $531,984   $252,114   $      -      $(2,462)       $27,862      $ 810,000
Net income                                                     13,043                                                13,043
Foreign currency translation                                                                         (14,643)       (14,643)
Minimum pension liability                                                                                107            107
                                         ------   --------   --------   --------      -------        -------      ---------
  Comprehensive loss                                                                                                 (1,493)
Issuance/(forfeiture) of stock
  Exercise of stock options                   1      2,059                                                            2,060
  Stock compensation                                                        (316)                                      (316)
Amortization of unearned deferred
  compensation                                                                            539                           539
Cash dividends ($.05 per share)                                (2,364)                                               (2,364)
Merger between Belden and CDT                          386        314                                                   700
                                         ------   --------   --------   --------      -------        -------      ---------
Balance at March 31, 2005                $  503   $534,429   $263,107   $   (316)     $(1,923)       $13,326      $ 809,126
                                         ======   ========   ========   ========      =======        =======      =========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

BELDEN CDT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Basis of Presentation

The accompanying Consolidated Financial Statements include Belden CDT Inc. and all of its subsidiaries (the COMPANY). The Company, formerly called Cable Design Technologies Corporation (CDT), merged with Belden Inc. (BELDEN) and changed its name to Belden CDT Inc. on July 15, 2004. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes. The results of operations of CDT are included in the Company's Consolidated Statements of Operations from July 16, 2004. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2004 and December 31, 2003 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information or the Notes to Consolidated Financial Statements required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments, as well as gains and losses from certain affiliate transactions, are reported in accumulated other comprehensive income/(loss), a separate component of stockholders' equity. Exchange gains and losses on transactions are included in operating earnings/(loss).

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

Reclassifications

Certain reclassifications have been made to the 2004 Consolidated Financial Statements in order to conform to the 2005 presentation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments

During the three months ended March 31, 2005 and 2004, the Company sponsored two stock compensation plans -- the Belden 2003 Long-Term Incentive Plan and the CDT 2001 Long-Term Performance Incentive Plan (together, the ACTIVE INCENTIVE PLANS). During the three months ended March 31, 2004, the Company also sponsored the Belden 2003 Employee Stock Purchase Plan and four additional stock compensation plans -- the Belden 1994 Incentive Plan, the CDT 1999 Long-Term Performance Incentive Plan, the CDT Supplemental Long-Term
Performance Incentive Plan and the CDT Long-Term Performance Incentive Plan
(all together, the INACTIVE INCENTIVE PLANS) along with the Active Incentive Plans.

The Belden 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. There are no future awards available under the CDT 1999 Long-Term Performance Incentive Plan, the
CDT Supplemental Long-Term Performance Incentive Plan or the CDT Long-Term Performance Incentive Plan. Pursuant to the merger agreement between Belden and CDT, the Belden Inc. 2003 Employee Stock Purchase Plan was terminated on July 15, 2004. Options and stock purchase rights granted under these plans affected pro forma operating results for the three months ended March 31, 2004.

Under both the Active Incentive Plans and the Inactive Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. The Company accounts for stock options using the intrinsic value method provided in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for options granted under the Active Incentive Plans or the Inactive Incentive Plans. The Company accounts for restricted stock grants under APB No. 25 as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the grants is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized to expense over the grant's vesting period.

Under the Belden 2003 Employee Stock Purchase Plan, eligible employees received the right to purchase common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. The Company accounted for these purchase rights using the intrinsic value method provided by APB No. 25. Accordingly, no compensation cost was recognized for purchase rights granted under the Belden 2003 Employee Stock Purchase Plan.

The Company adopted the disclosure rules under SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, effective December 2002. The effect on operating results of calculating the Company's stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

Three months ended March 31,
(in thousands, except per share amounts)                               2005                2004
----------------------------------------                              -------            --------
AS REPORTED
  Stock-based employee compensation cost, net of tax                  $   332            $    233
  Net income                                                           13,043               2,303
  Basic net income per share                                              .28                 .09
  Diluted net income per share                                            .26                 .09

PRO FORMA
  Stock-based employee compensation cost, net of tax                  $   334            $    535
  Net income                                                           13,041               2,001
  Basic net income per share                                              .28                 .08
  Diluted net income per share                                            .26                 .08

The fair value of common stock options outstanding under the Active Incentive Plans and the Inactive Incentive Plans as well as the fair value of stock purchase rights outstanding under the Belden 2003 Stock Purchase Plan were estimated at the date of grant using the Black-Scholes option-pricing model.

No stock purchase rights were granted under the Belden 2003 Stock Purchase Plan during the three months ended March 31, 2005 or 2004. For the three months ended March 31, 2005 the weighted average per share fair value of options granted under the Active Incentive Plans and the weighted average assumptions used to determine the fair values of the options granted during that period are presented in the following table. For the three months ended March 31, 2004, the weighted average per share fair value of options granted under both the Active Incentive Plans and the Inactive Incentive Plans as well as the weighted average assumptions used to determine the fair value of the options granted during that period are also presented in the following table.

Three months ended March 31,                                           2005        2004
----------------------------                                          -------     -------
Fair value of options granted                                         $  5.00     $  3.53
                                                                      -------     -------

Dividend yield                                                           6.18%       7.34%
Expected volatility                                                     38.39%      39.70%
Expected life (in years)                                                 7.00        7.00
Risk free interest rate                                                  4.40%       3.55%

The Black-Scholes option-pricing model was developed to estimate the fair value of market-traded options. Incentive stock options and stock purchase rights have certain characteristics, including vesting periods and non-transferability, which market-traded options do not possess. Because of the significant effect that changes in assumptions and differences in option and purchase right characteristics might have on the fair values of stock options and stock purchase rights, the models may not accurately reflect the fair values of the stock options and stock purchase rights.

On March 30, 2005, the Company granted 550,000 stock options to a number of its employees. Grant recipients may purchase shares of the Company's common stock at a share price of $22.665. If the recipient remains an employee of the Company, the recipient may exercise one-third of the granted options on the first, second and third anniversaries of the grant date. Additional provisions would apply in the event of retirement, disability, death, or termination of employment.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force Abstract (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs primarily incurred at the Company's distribution centers totaling $1.4 million and $1.8 million were included in selling, general and administrative expenses for the three months ended March 31, 2005 and 2004, respectively.

Interest Expense

The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents.

Three months ended March 31,
(in thousands)                                                      2005          2004
-------------------------------------------                       -------       -------
Gross interest expense                                            $ 3,773       $ 3,379
Capitalized interest costs                                            (20)           (6)
Interest income earned on cash equivalents                           (833)         (207)
                                                                  -------       -------
Net interest expense                                              $ 2,920       $ 3,166
                                                                  =======       =======

NOTE 3: BUSINESS COMBINATION

Belden and CDT entered into an Agreement and Plan of Merger, dated February 4, 2004 (the MERGER AGREEMENT), pursuant to which Belden merged with and became a wholly owned subsidiary of CDT (the MERGER). On July 15, 2004, after both parties received the appropriate stockholder approvals, after CDT effected a one-for-two reverse split of its common stock, and pursuant to the Merger Agreement, Belden and CDT completed the Merger. Pursuant to the Merger Agreement, 25.6 million shares of Belden common stock, par value $.01 per share, were exchanged for 25.6 million shares of CDT common stock, par value $.01 per share, and CDT changed its name to Belden CDT Inc.

After the Merger consummation on July 15, 2004, the Company had approximately
46.6 million shares of common stock outstanding. On that date, the former CDT stockholders and former Belden stockholders respectively owned approximately 45% and 55% of the Company. The Company anticipates that annual dividends in the aggregate of $.20 per common share will be paid to all common stockholders. Quarterly dividends of $.05 per common share were paid on October 4, 2004, January 4, 2005 and April 4, 2005 to all shareholders of record as of September 17, 2004, December 16, 2004 and March 10, 2005, respectively.

In accordance with the provisions of SFAS No. 141, the Merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes because Belden's owners as a group retained or received the larger portion of the voting rights in the Company and Belden's senior management represented a majority of the senior management of the Company. For financial reporting purposes, the results of operations of CDT are included in the Company's Consolidated Statements of Operations from July 16, 2004.

The preliminary cost to acquire CDT was $490.4 million and consisted of the exchange of common stock discussed above, change of control costs for legacy CDT operations and costs incurred by Belden related directly to the acquisition. The purchase price was established primarily through the negotiation of the share exchange ratio. The share exchange ratio was intended to value both Belden and CDT so that neither company paid a premium over equity market value for the other. The Company established a new accounting basis for the assets and liabilities of CDT based upon the fair values thereof as of the Merger date. A preliminary allocation of the cost to acquire CDT to each major asset and liability caption of CDT as of the July 15, 2004 effective date of the Merger is included in Note 3, Business Combinations, to the Consolidated Financial Statements reflected in the Company's 2004 Annual Report on Form 10-K. This allocation remains preliminary because of the pending receipt of transaction cost invoices from service providers. The Company recognized preliminary goodwill of $203.3 million. Goodwill was recorded during the third quarter of 2004 and adjusted during the fourth quarter of 2004 and the first quarter of 2005.

Belden CDT's consolidated results of operations for the three months ended March 31, 2005 include the results of operations of the CDT entities. The following table presents pro forma consolidated results of operations for Belden CDT for the three months ended March 31, 2004 as though the Merger had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how Belden CDT might have looked if the Merger had occurred as of the date indicated. The amounts for the CDT entities included in this pro forma information are based on the historical results of the CDT entities and, therefore, may not be indicative of the actual results of the CDT entities when operated as part of Belden CDT. Moreover, the pro forma information does not reflect all of the changes that may result from the Merger, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; achievement of further synergies; ability to retain qualified employees and existing business alliances; and customer demand for CDT products. The pro forma adjustments represent management's best estimates and may differ from the adjustments that may actually be required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the Merger occurred as of the dates indicated or that may be achieved in the future.

Three months ended March 31, 2004
(in thousands, except per share date)                             Pro forma
------------------------------------                              ---------
Revenues                                                           $295,280
Income from continuing operations                                     2,682
Net income                                                            1,246

Diluted income per share:
   Continuing operations                                                .06
   Net income                                                           .03

These pro forma results reflect adjustments for interest expense, depreciation, amortization and related income taxes.

Income/(loss) from continuing operations, net income/(loss) and diluted net income/(loss) per share for the three months ended March 31, 2005 include certain material charges and Merger-related items incurred during the periods, as listed below on an after-tax basis. There were no material charges or Merger-related items incurred during the three months ended March 31, 2004.


                                                                     Income from                     Diluted
Three Months Ended March 31, 2005                                    Continuing                    Net Income
(in thousands, except per share data)                                Operations     Net Income      per Share
-------------------------------------                                -----------    ----------     ----------
Impact of short-lived intangibles purchase adjustments                  $218           $218          $   -
Merger-related retention awards and other compensation                   295            295            .01
Merger-related plant closings and other restructuring actions            378            378            .01
Business restructuring expense and severance charges                     405            476            .01

NOTE 4: DISCONTINUED OPERATIONS

The Company currently reports four operations -- the Belden Communications Company (BCC) Phoenix, Arizona operation; the Raydex/CDT Ltd. (RAYDEX) Skelmersdale, United Kingdom operation; Montrose; and Admiral -- as discontinued operations. Each of these operations is reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Raydex, Montrose and Admiral operations were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were properly held for sale in accordance with SFAS No. 144 during the three months ended March 31, 2005.

BCC-Phoenix Operation

In March 2004, the Board of Directors of Belden decided to sell the assets of the BCC manufacturing facility in Phoenix, Arizona. BCC's Phoenix facility manufactured communications cables for the telecommunications industry. In June 2004, Belden sold certain assets to Superior Essex Communications LLC (SUPERIOR). Superior purchased certain inventory and equipment, and assumed Belden's supply agreements with major telecommunications customers, for an amount not to exceed $92.1 million. At the time the transaction closed, Belden received $82.1 million in cash ($47.1 million for inventory and $35.0 million for equipment). During the third quarter of 2004, the Company and Superior agreed to the closing-date inventory adjustment that resulted in the Company paying $3.9 million to Superior and retaining certain inventory. The Company recognized a gain of $0.4 million pretax ($0.3 million after tax) on the disposal of the inventory. The equipment was sold at cost.

The remaining payment of $10.0 million was contingent upon Superior's retention of the assumed customer agreements. The Company received this $10.0 million payment from Superior in March 2005 and recorded an additional $6.4 million after-tax gain on the disposal of this discontinued operation during the first quarter of 2005.

In April 2005, the Company sold the land and facilities of BCC's discontinued Phoenix operation to Phoenix Van Buren Partners, LLC for $20.7 million cash. The Company will recognize a gain on disposal of discontinued operations in the amount of $13.7 million pretax ($8.8 million after tax) during the second quarter of 2005.

Raydex-Skelmersdale Operation

In September 2004, the Company announced that it was in discussions with employee representatives regarding its intention to close the Raydex manufacturing facility in Skelmersdale, United Kingdom. The Skelmersdale facility manufactures twisted-pair and coaxial cables for data networking, telecommunications, and broadcast applications. During the first quarter of 2005, some of the equipment was transferred to other European locations of Belden CDT. Management does not believe the migration of revenues and cash flows from Raydex to the Company's continuing operations is material. The Company expects to close this operation in the summer of 2005. At March 31, 2005, none of the assets of the Skelmersdale facility had been sold.

Montrose

In September 2004, the Company announced the pending closure and sale of its Montrose cable operation in Auburn, Massachusetts. Montrose, an unincorporated operating division of the Company, manufactures and markets coaxial and twisted-pair cable products principally for the telecommunications industry. Montrose has faced declining demand in recent years. Select equipment was transferred to other Belden CDT manufacturing locations beginning in December and the Company expects the operation to be closed by the summer of 2005. Management does not believe the migration of revenues and cash flows from Montrose to the Company's continuing operations is material. At March 31, 2005, none of the assets of the Montrose operation had been sold.

Admiral

In December 2004, a management buyout group purchased certain assets and assumed certain liabilities of the Company's Admiral operation in Wadsworth, Ohio for $0.3 million cash. In March 2005, the Company sold a former Admiral manufacturing facility in Barberton, Ohio for $1.5 million cash. The carrying value of this facility exceeded the proceeds received from the sale by less than $0.1 million. The Company reduced the portion of Merger consideration it previously allocated to the tangible assets of Admiral and increased the portion of Merger consideration it previously allocated to goodwill recorded in F&A by this excess amount. Admiral, which was an unincorporated operating division of the Company, manufactured precision tire castings and was not considered a core business to the Company.

Disclosure regarding severance and other benefits related to these discontinued operations is included in Note 12, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements.

Results from discontinued operations for the three months ended March 31, 2005 and 2004 include the following revenues and income/(loss) before income tax expense/(benefit) (IBT):


                                                       2005                               2004
Three Months Ended March 31,                -------------------------           -------------------------
(in thousands)                              REVENUES            IBT             Revenues            IBT
----------------------------                --------          -------           --------          -------
BCC -- Phoenix Operation                    $     -           $ 8,984            $45,233          $(2,337)
Raydex -- Skelmersdale Operation                137            (1,374)                 -                -
                                            -------           -------            -------          -------
   Networking Segment                           137             7,610             45,233           (2,337)

Montrose                                      1,851              (441)                 -                -
Admiral                                           -                (7)                 -                -
                                            -------           -------            -------          -------
   Electronics Segment                        1,851              (448)                 -                -
                                            -------           -------            -------          -------
       Total                                $ 1,988           $ 7,162            $45,233          $(2,337)
                                            =======           =======            =======          =======

Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Company at March 31, 2005 that remain as part of the disposal group:

                                                    Networking Segment      Electronics Segment
                                                 ------------------------   --------------------
                                                   BCC          Raydex
(in thousands)                                   Phoenix     Skelmersdale   Montrose     Admiral       Total
--------------                                   -------     ------------   --------     -------       -----
Assets:
 Receivables                                     $   502       $  3,052     $   589      $     -      $  4,143
 Inventories                                           -          1,593           -            -         1,593
 Property, plant and equipment, net                7,214          8,315       5,731            -        21,260
 Deferred income taxes                            19,509          1,661       3,085            5        24,260
 Other assets                                      2,662          2,613         432           51         5,758
                                                 -------       --------     -------      -------      --------
       Total assets                              $29,887       $ 17,234     $ 9,837      $    56      $ 57,014

Liabilities:
 Accounts payable and accrued liabilities        $ 2,525       $  6,751     $ 2,233      $     -      $ 11,509
 Other liabilities                                 4,547              -           -          163         4,710
                                                 -------       --------     -------      -------      --------
        Total liabilities                        $ 7,072       $  6,751     $ 2,233      $   163      $ 16,219
                                                 =======       ========     =======      =======      ========

NOTE 5: SHARE INFORMATION

                                                                                                Common        Treasury
                                                                                                 Stock         Stock
(number of shares in thousands)                                                                 -------       --------
Balance at December 31, 2003                                                                     26,204          (547)
Issuance of stock:
   Exercise of stock options                                                                          -             3
   Stock compensation                                                                                 -            86
   Employee stock purchase plan settlement                                                            -             4
   Retirement savings plan contributions                                                              -            54
Receipt of stock:
   Forfeiture of stock by Incentive Plans participants in lieu of cash payment of individual tax liabilities related to share-based
     compensation                                                                                     -           (13)
                                                                                                 ------        ------
Balance at March 31, 2004                                                                        26,204          (413)
                                                                                                 ======        ======

Balance at December 31, 2004                                                                     50,211        (3,009)
ISSUANCE OF STOCK:
   EXERCISE OF STOCK OPTIONS                                                                         99            17
RECEIPT OF STOCK:
   FORFEITURE OF STOCK BY INCENTIVE PLANS PARTICIPANTS IN LIEU OF
     CASH PAYMENT OF INDIVIDUAL TAX LIABILITIES RELATED TO SHARE-BASED
     COMPENSATION                                                                                     -           (11)
                                                                                                 ------        ------
BALANCE AT MARCH 31, 2005                                                                        50,310        (3,003)
                                                                                                 ======        ======

NOTE 6: INCOME/(LOSS) PER SHARE

Basic income/(loss) per share is computed by dividing income/(loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed by dividing income/(loss) available to common shareholders by the weighted average number of common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Except for additional potential shares associated with convertible subordinated debentures, additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company's common stock during the period. Additional potential shares associated with convertible subordinated debentures are calculated by dividing the principal amount of the debentures by their conversion price. The Company's additional potential dilutive shares currently consist of stock options, nonvested stock and convertible subordinated debentures. Nonvested stock carries dividend and voting rights but is not included in the weighted average number of common shares outstanding used to compute basic income/(loss) per share.

Three Months Ended March 31,
(in thousands, except per share amounts)                                                       2005             2004
----------------------------------------                                                     --------         -------
Numerator for basic income/(loss) per share:
  Income from continuing operations                                                          $  8,524         $ 3,796
  Loss from discontinued operations                                                            (1,881)         (1,496)
  Gain on disposal of discontinued operations                                                   6,400               -
                                                                                             --------         -------
         Net income/(loss)                                                                   $ 13,043         $ 2,300
                                                                                             ========         =======
Numerator for diluted income/(loss) per share:
  Income from continuing operations                                                          $  8,524         $ 3,796
  Tax-effected interest expense on convertible subordinated debentures                            678               -
                                                                                             --------         -------
         Adjusted income from continuing operations                                             9,202           3,796
         Loss from discontinued operations                                                     (1,881)         (1,496)
         Gain on disposal of discontinued operations                                            6,400               -
                                                                                             --------         -------
           Adjusted net income/(loss)                                                        $ 13,721         $ 2,300
                                                                                             ========         =======
Denominator:
  Denominator for basic income/(loss) per share -- weighted average shares                     47,007          25,462
  Effect of dilutive common stock equivalents                                                   6,677             349
                                                                                             --------         -------
  Denominator for diluted income/(loss) per share -- adjusted
         weighted average shares                                                               53,684          25,811
                                                                                             ========         =======
Basic income/(loss) per share:
  Continuing operations                                                                      $    .18         $   .15
  Discontinued operations                                                                        (.04)           (.06)
  Disposal of discontinued operations                                                             .14               -
  Earnings/(loss) per share                                                                       .28             .09
                                                                                             ========         =======
Diluted income/(loss) per share:
  Continuing operations                                                                      $    .17         $   .15
  Discontinued operations                                                                        (.03)           (.06)
  Disposal of discontinued operations                                                             .12               -
  Earnings/(loss) per share                                                                       .26             .09
                                                                                             ========         =======

For the three months ended March 31, 2005 and 2004, the Company did not include
2.2 million and 2.0 million outstanding stock options, respectively, in its development of the denominators used in the diluted income/(loss) per share computations. The exercise prices of these options were greater than the respective average market price of the Company's common stock during those measurement periods.

NOTE 7: COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) consists of two components -- net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income/(loss) is comprised of (a) adjustments that result from translation of the Company's foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in the Company's financial statements, and (c) minimum pension liability adjustments.

The components of comprehensive income/(loss) for the three-months ended March 31, 2005 and 2004 were as follows:

Three Months Ended March 31,
(in thousands)                                                                            2005                 2004
----------------------------                                                            ---------            --------
Net income                                                                              $  13,043            $  2,300
Adjustments to foreign currency translation component of equity                           (14,643)               (471)
Adjustments to minimum pension liability                                                      107                  18
                                                                                        ---------            --------
   Comprehensive income/(loss)                                                          $  (1,493)           $  1,847
                                                                                        =========            ========

The components of accumulated other comprehensive income at March 31, 2005 and December 31, 2004 were as follows:

                                                                                         MARCH 31,         December 31,
                                                                                           2005               2004
(in thousands)                                                                          ----------         ------------
Translation component of equity                                                          $ 31,124            $ 45,766
Minimum pension liability adjustments, net of deferred tax benefit of
    $10,392 at March 31, 2004 and $10,421 at December 31, 2004                            (17,798)            (17,904)
                                                                                         --------            --------
    Accumulated other comprehensive income                                               $ 13,326            $ 27,862
                                                                                         ========            ========

NOTE 8: INVENTORIES

The major classes of inventories at March 31, 2005 and December 31, 2004 were as follows:

                                                                                          MARCH 31,       December 31,
                                                                                            2005              2004
(in thousands)                                                                           ----------       ------------
Raw materials                                                                            $  54,638         $  55,229
Work-in-process                                                                             41,262            38,921
Finished goods                                                                             153,426           151,753
Perishable tooling and supplies                                                              3,755             3,822
                                                                                         ---------         ---------
    Gross inventories                                                                      253,081           249,725
Obsolescence and other reserves                                                            (18,696)          (22,691)
                                                                                         ---------         ---------
    Net inventories                                                                      $ 234,385         $ 227,034
                                                                                         =========         =========

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

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

Carrying Values

The carrying values of property, plant and equipment at March 31, 2005 and December 31, 2004 were as follows:

                                                                                        MARCH 31,       December 31,
                                                                                          2005             2004
(in thousands)                                                                          ---------       ------------
Land and land improvements                                                              $  31,528         $  33,089
Buildings and leasehold improvements                                                      136,650           139,990
Machinery and equipment                                                                   432,053           442,078
Construction in process                                                                    14,859            10,071
                                                                                        ---------         ---------
  Gross property, plant and equipment                                                     615,090           625,228
Accumulated depreciation                                                                 (287,351)         (286,981)
                                                                                        ---------         ---------
  Net property, plant and equipment                                                     $ 327,739         $ 338,247
                                                                                        =========         =========

Disposals

In February 2005, the Company sold a former AWI manufacturing facility in Fort Lauderdale, Florida for $1.4 million. The proceeds received from the sale exceeded the carrying value of this facility by less than $0.1 million. The Company increased the portion of Merger consideration it previously allocated to the tangible assets of AWI and reduced the portion of Merger consideration it previously allocated to goodwill recorded in F&A by this excess amount.

Impairment

During the first quarter of 2005, the Company determined that certain assets within the United States operations of its Networking segment were impaired. The applicable assets of the segment's AWI operation were impaired because of the Company's exit from product lines manufactured by AWI. In accordance with SFAS No. 144, the Company estimated the fair value of these assets based upon anticipated net proceeds from their sale. The carrying value of these assets exceeded their fair value by less than $0.1 million. The Company reduced the portion of Merger consideration it previously allocated to the tangible assets of AWI and increased the portion of Merger consideration it previously allocated to goodwill recorded in F&A by this excess amount.

NOTE 10: INTANGIBLE ASSETS

Carrying Values

The carrying values of intangible assets at March 31, 2005 and December 31, 2004 were as follows:

                                                                                         MARCH 31,       December 31,
                                                                                           2005             2004
(in thousands)                                                                           ---------       ------------
Developed technologies                                                                   $  6,395          $  6,558
Customer relations                                                                         55,273            55,702
Favorable contracts                                                                         1,094             1,094
Backlog                                                                                     2,063             2,357
                                                                                         --------          --------
  Gross amortizable intangible assets                                                      64,825            65,711
Accumulated amortization                                                                   (4,178)           (3,093)
                                                                                         --------          --------
  Net amortizable intangible assets                                                        60,647            62,618
Trademarks                                                                                 15,364            15,648
Goodwill, net of accumulated amortization of $12,513 at March 31, 2005 and
  $12,640 at December 31, 2004                                                            284,461           286,163
                                                                                         --------          --------
  Net intangible assets                                                                  $360,472          $364,429
                                                                                         ========          ========

Segment Allocation

The Electronics segment and the Networking segment reported goodwill, net of accumulated amortization, at March 31, 2005 in the amounts of $127.2 million and $7.4 million, respectively. Goodwill allocated to the Electronics segment and Networking segment decreased by $1.7 million and $0.4 million, respectively, from December 31, 2004 due primarily to the impact of translation on goodwill denominated in currencies other than the United States dollar. Goodwill of $149.9 million has not been assigned to any specific segment. Management believes it benefits the entire Company because it represents acquirer-specific synergies unique to the Merger and is therefore recognized in the F&A financial records. Goodwill recognized in the F&A financial records increased by $0.4 million from December 31, 2004 because of adjustments in the allocation of merger consideration to the assets of the legacy CDT operations.

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Carrying Values

The carrying values of accounts payable and accrued liabilities at March 31, 2005 and December 31, 2004 were as follows:

                                                                                         MARCH 31,       December 31,
                                                                                           2005              2004
(in thousands)                                                                           ---------       ------------
Trade accounts                                                                            $ 95,749        $  77,591
Wages, severance and related taxes                                                          29,620           39,876
Employee benefits                                                                           42,394           37,351
Interest                                                                                     2,143            5,804
Other (individual items less than 5% of total current liabilities)                          28,447           24,413
                                                                                          --------        ---------
  Total accounts payable and accrued liabilities                                          $198,353        $ 185,035
                                                                                          ========        =========

Accrued Severance and Other Related Benefits Under 2003 Restructuring Plans

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded severance and other related benefits costs in the amount of $2.7 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and within the Networking segment in the United Kingdom as operating expense ($1.4 million in cost of sales and $1.3 million in selling, general and administrative (SG&A) expenses). The Company notified 132 employees, prior to December 31, 2003, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in the amount of $0.2 million related to personnel reductions within the Electronics segment in the Netherlands as SG&A expenses. One employee was notified, prior to March 31, 2004, of the pending termination as well as the amount of severance and other related benefits he should expect to receive.

In the second quarter of 2004, the Company was notified by Inland Revenue that it owed an additional $0.4 million in other benefits related to severance paid in the fourth quarter of 2003 to terminated employees within the Company's Networking segment operation in the United Kingdom. In accordance with SFAS No. 146, the Company recorded these other benefits costs as cost of sales during the second and fourth quarters of 2004.

Accrued Severance and Other Related Benefits Under 2004 Restructuring Plans

In accordance with SFAS No. 146, the Company recorded severance and other related benefits costs in the amount of $0.3 million in the first quarter of 2004 related to personnel reductions within the Electronics segment in Canada as SG&A expense. Two employees were notified, prior to March 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. The company recorded severance and other related benefits costs in the amount of $10.7 million in the second, third and fourth quarters of 2004 related to (1) personnel reductions within the Electronics segment in the United States, Canada, the Netherlands and Germany and (2) personnel reductions in the Networking segment in the United States as operating expense ($9.9 million in cost of sales and $0.8 million in SG&A expenses). The Company also recorded severance and other related benefits costs in the amount of $1.1 million in the third and fourth quarters of 2004 and $0.5 million in the first quarter of 2005 related to the pending closure of its Electronics segment manufacturing facility in Essex Junction, Vermont in cost of sales. The Company notified 232 employees, prior to December 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

On June 1, 2004, the Company announced its decision to close its BCC manufacturing facility in Phoenix, Arizona. In accordance with SFAS No. 146, the Company recognized severance and other related benefits costs of $4.8 million, $0.8 million, and $0.1 million associated with the Phoenix facility in loss from discontinued operations during the second and third quarters of 2004 and the first quarter of 2005, respectively. The Company notified 889 employees, prior to June 30, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

On September 10, 2004, the Company announced its decision to close legacy CDT operations in Skelmersdale, United Kingdom and Auburn, Massachusetts and to reduce personnel at several other legacy CDT locations. As of the acquisition date, the Company accrued severance and other related benefits costs of $16.7 million associated with the closures and the personnel reductions. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire CDT in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The number of employees eligible for severance payments because of these actions was 504.

In accordance with SFAS No. 146, the Company recorded severance and other related benefits costs in the amount of $0.3 million in the fourth quarter of 2004 related to personnel reductions within the Networking segment in Australia as SG&A expense. Five employees were notified, prior to December 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth termination activity that occurred during the three months ended March 31, 2005:

                                                                                                     Total Number
                                                                                                    of Employees
                                                                                    Total           Eligible for
                                                                                Severance and       Severance and
                                                                                Other Related       Other Related
                                                 2003 Plans     2004 Plans        Benefits             Benefits
(in thousands, except number of employees)       ----------     ----------      --------------      -------------
Balance at December 31, 2004                       $  542        $ 19,941         $ 20,483               728
Merger-related activities:
   Cash payments/terminations                           -          (3,269)          (3,269)             (192)
   New charges                                          -               -                -                 -
   Foreign current translation                          -             (89)             (89)                -
   Other adjustments                                    -            (105)            (105)                1
Other activities:
   Cash payments/terminations                        (137)         (2,656)          (2,793)              (97)
   New charges (1)                                      1             587              588                 -
   Foreign currency translation                       (17)           (437)            (454)                -
   Other adjustments                                    -             (72)             (72)               (3)
                                                   ------        --------         --------              ----
Balance at March 31, 2005 (2)                      $  389        $ 13,900         $ 14,289               437
                                                   ======        ========         ========              ====

(1)   Includes charges totaling $0.1 million related to discontinued operations

(2) Includes severance and other related benefits totaling $2.8 million and 174 applicable employees related to discontinued operations

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

NOTE 12: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Credit Agreement

There were no outstanding borrowings at March 31, 2005 under the Company's credit agreement dated October 9, 2003. The Company had $32.8 million in borrowing capacity available at March 31, 2005.

Short-Term Borrowings

At March 31, 2005, the Company had unsecured, uncommitted arrangements with ten banks under which it could borrow up to $12.5 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at March 31, 2005.

Convertible Subordinated Debentures

At March 31, 2005, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.1 million shares of common stock, at a conversion price of $18.069 per share, upon the occurrence of certain events. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 13, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. At March 31, 2005, one of these conditions -- the closing sale price of the Company's common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender -- had been satisfied. To date, no holders of the debentures have surrendered their debentures for conversion into shares of the Company's common stock.

The 6.1 million shares of common stock that would be issued if the debentures were converted are included in the Company's calculation of diluted income/loss per share for the three months ended March 31, 2005.

NOTE 13: INCOME TAXES

Net tax expense of $4.6 million for the three months ended March 31, 2005 resulted from income from continuing operations before taxes of $13.1 million. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three months ended March 31, 2005 are analyzed below:

Three Months Ended March 31, 2005
(in thousands, except rate data)                       Amount            Rate
----------------------------------                    -------           -----
Provision at statutory rate                           $ 4,590           35.0%
State income taxes                                        621            4.7%
Change in valuation allowance                             382            2.9%
Lower foreign tax rates and other, net                 (1,003)          (7.6)%
                                                      -------           ----
Total tax expense                                     $ 4,590           35.0%
                                                      =======           ====

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Taxpayers may elect to apply this provision to qualifying earnings repatriations in either 2004 or 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for an exception to recognizing deferred tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes, and would require explanatory disclosures from those who need additional time to complete such an evaluation. The Company is in the process of evaluating the repatriation provisions, but does not expect to complete its analysis before the United States Congress or the United States Treasury Department provides additional clarifying language on key elements in the provision. An estimate of the impact of this provision (if any) cannot be determined at this point.

NOTE 14: PENSION AND OTHER POSTRETIREMENT OBLIGATIONS

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

The following table provides the components of net periodic benefit costs for the plans for the three months ended March 31, 2005 and 2004:

                                                                                               Other Postretirement
                                                         Pension Obligations                       Obligations
Three Months Ended March 31,                          --------------------------             -----------------------
(in thousands)                                         2005               2004               2005              2004
----------------------------                          -------            -------             -----             -----
Service cost                                          $ 2,732            $ 1,947             $ 112             $   7
Interest cost                                           3,440              2,795               596               242
Expected return on plan assets                         (3,903)            (3,232)                -                 -
Amortization of prior service cost                        (10)               (10)              (27)              (26)
Net (gain)/loss recognition                               899                486               155               118
                                                      -------            -------             -----             -----
  Net periodic benefit cost                           $ 3,158            $ 1,986             $ 836             $ 341
                                                      =======            =======             =====             =====

The Company contributed $4.9 million and $0.5 million to its pension plans and other postretirement plan, respectively, during the three months ended March 31, 2005. The Company anticipates contributing $25.5 million and $2.5 million to its pension plans and other postretirement plan, respectively, during 2005.

In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ACT). FSP No. 106-2 provides guidance on the accounting for and disclosure of the subsidy available under the Act for employers that sponsor postretirement health care plans providing prescription drug benefits. The Company elected to apply this guidance for the quarter beginning April 1, 2004, retroactive to the date of enactment of the Act. Pursuant to the requirement of SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and FAS No. 106-2, the results of operations for the three months ended March 31, 2004 were increased by $52,668 pretax as follows:

Three months ended March 31, 2004                       As Originally          Effect of
(in thousands)                                            Reported              Subsidy        As Restated
---------------------------------                       -------------          ---------       -----------
Cost of sales                                             $136,005               $ 37           $135,968
Selling, general and administrative expenses                25,229                 16             25,213
Income tax expense                                           1,940                 20              1,960
Income from continuing operations                            3,763                 33              3,796
Net income                                                   2,267                 33              2,300

NOTE 15: CONTINGENT LIABILITIES

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

Letters of Credit, Guarantees and Bonds

At March 31, 2005, the Company was party to unused standby letters of credit and unused bank guarantees totaling $9.6 million and $5.1 million, respectively. The Company also maintains surety bonds totaling $4.6 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, retirement benefits in Germany and the importation of product into the United States and Canada.

Severance and Other Related Benefits

The Company completed the sale of part of its business in Germany to a management-led buyout group in October 2003. The Company will retain liability for severance and other related benefits estimated at $1.6 million on March 31, 2005 in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees' duration of employment with the buyout group. The Company will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

Intercompany Guarantees

An intercompany guarantee is a contingent commitment issued by either Belden CDT Inc. or one of its subsidiaries to guarantee the performance of either Belden CDT Inc. or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from contractual terms of 1 year to 12 years (unexpired terms of 1 year to 5 years). The only intercompany guarantees outstanding at March 31, 2005 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $136.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $3.9 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments Belden Inc. or its subsidiaries could be required to make under these intercompany guarantees at March 31, 2005 is $139.9 million.

In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

NOTE 16: BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its operations through two business segments -- the Electronics segment and the Networking segment. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products primarily with industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMs). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.

The Company evaluates business segment performance and allocates resources based on operating earnings before interest and income taxes. Operating earnings of the two principal business segments include all the ongoing costs of operations. Allocations to or from these business segments are not significant. Transactions between the business segments are conducted on an arms-length basis. With the exception of certain unallocated tax assets, substantially all the business assets are utilized by the business segments.

Effective January 1, 2005, the Company began accounting for all internal sourcing of product between its business segments as affiliate sales and directed any business segment that sold product it had sourced from an affiliate to recognize profit margin applicable to both the manufacturing and selling efforts. In prior years, a business segment that sold product it had sourced from an affiliate only recognized profit margin applicable to the selling effort. The Company made this change as a result of increased transactions between its business segments largely resulting from the Merger. The Company believes this change provides more useful information to the chief executive officer and chief financial officer for purposes of making decisions about allocating resources to the business segments and assessing their performance. The Company has reclassified the business segment information presented for the three months ended March 31, 2004 to reflect business segment performance as if the Company had implemented this new accounting procedure effective January 1, 2004.

Business Segment Information

Amounts reflected in the column entitled F&A in the tables below represent corporate headquarters operating, treasury and income tax expenses. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues and cost of sales.

THREE MONTHS ENDED MARCH 31, 2005
(IN THOUSANDS)                                  ELECTRONICS     NETWORKING         F&A     ELIMINATIONS       TOTAL
---------------------------------               -----------     ----------       -------   ------------     ----------
EXTERNAL CUSTOMER REVENUES                        $184,860       $124,251        $     -    $        -      $  309,111
AFFILIATE REVENUES                                  27,084          1,682              -       (28,766)              -
SEGMENT OPERATING EARNINGS/(LOSS)                   22,189          8,164         (5,970)       (8,182)         16,201
SEGMENT IDENTIFIABLE ASSETS (1)                    669,333        351,909        499,690      (163,927)      1,357,005

(1) EXCLUDES ASSETS OF DISCONTINUED OPERATIONS

Three Months Ended March 31, 2004
(in thousands)                                  Electronics     Networking     F&A      Eliminations       Total
---------------------------------               -----------     ----------   --------   ------------     ----------
External customer revenues                       $112,950        $ 57,153    $      -     $      -       $ 170,103
Affiliate revenues                                 24,974             438           -      (25,412)              -
Segment operating earnings/(loss)                  12,511           4,182      (4,208)      (3,563)          8,922
Segment identifiable assets (1)                   353,421         111,498     183,452      (89,172)        559,199

(1) Excludes assets of discontinued operations

Total segment operating earnings differ from net income/(loss) reported in the Consolidated Statements of Operations as follows:

Three Months Ended March 31,
(in thousands)                                                        2005           2004
----------------------------                                        --------       -------
Total segment operating earnings                                    $ 16,201       $ 8,922
Minority interest                                                        167             -
Interest expense                                                       2,920         3,166
Income tax expense                                                     4,590         1,960
                                                                    --------       -------
Income from continuing operations                                      8,524         3,796
Loss from discontinued operations (1)                                 (1,881)       (1,496)
Gain on disposal of discontinued operations (2)                        6,400             -
                                                                    --------       -------
Net income/(loss)                                                   $ 13,043       $ 2,300
                                                                    ========       =======

(1) Net of tax benefit of $957 and $841, respectively

(2) Net of tax expense of $3,600

Geographic Information

The following table identifies revenues by geographic region based on the location of the customer.

                                                                       2005                                   2004
Three Months Ended March 31,                                        PERCENT OF                             Percent of
(in thousands, except % data)                    REVENUES            REVENUES           Revenues            Revenues
-----------------------------                    ---------          ---------           --------           ----------
United States                                    $ 155,441             50.3%            $ 91,493              53.8%
Canada                                              30,999             10.0%              12,565               7.4%
United Kingdom                                      36,269             11.7%              24,784              14.6%
Continental Europe                                  61,843             20.0%              24,533              14.4%
Rest of World                                       24,559              8.0%              16,728               9.8%
                                                 ---------            -----             --------             -----
Total                                            $ 309,111            100.0%            $170,103             100.0%
                                                 =========            =====             ========             =====

NOTE 17: MINIMUM REQUIREMENTS CONTRACT

The Company has a contractual ("sales incentive") agreement with a Networking segment customer that requires the customer to purchase quantities of product from the Company generating at a minimum $3.0 million in gross profit per annum or pay the Company compensation according to contractual terms through 2005.

During 2004, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $3.0 million in other operating earnings as "sales incentive" compensation during the quarter ended December 31, 2004. As of the filing date of this Quarterly Report on Form 10-Q, the customer has not paid this $3.0 million receivable and is disputing the amount. The Company has filed for binding arbitration on this matter and believes it should prevail. Accordingly, the Company has not recognized an allowance for bad debts related to this receivable. Should the Company not prevail in binding arbitration, the write-off of this receivable would have a negative effect on operating results.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related notes, will aid in the understanding of the operating results as well as the financial position, cash flows, indebtedness and other key financial information of the Company. Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. Preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates. The following discussion will also contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein under the caption "Forward-Looking Statements", which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

The Company designs, manufactures and markets high-speed electronic cables and connectivity products for the specialty electronics and data networking markets. The Company focuses on segments of the worldwide cable and connectivity market that require highly differentiated, high-performance products and adds value through design, engineering, manufacturing excellence, product quality, and customer service. The Company has manufacturing facilities in North America and Europe.

The Company believes that revenue growth, operating margins and working capital management are its key performance indicators.

BUSINESS COMBINATION

Belden Inc. (BELDEN) and Cable Design Technologies Corporation (CDT) entered into an Agreement and Plan of Merger, dated February 4, 2004 (the MERGER AGREEMENT) pursuant to which Belden merged with and became a wholly owned subsidiary of CDT (the MERGER). On July 15, 2004, after both parties received the appropriate stockholder approvals, after CDT effected a one-for-two reverse split of its common stock, and pursuant to the Merger Agreement, Belden and CDT completed the Merger. Pursuant to the Merger Agreement, 25.6 million shares of Belden common stock, par value $.01 per share, were exchanged for 25.6 million shares of CDT common stock, par value $.01 per share, and CDT changed its name to Belden CDT Inc.

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations, the Merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes because Belden's owners as a group retained or received the larger portion of the voting rights in the Company and Belden's senior management represented a majority of the senior management of the Company. For financial reporting purposes, the results of operations of CDT are included in the Company's Consolidated Statements of Operations from July 16, 2004.

The following information is included in Note 3, Business Combinations, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

      - The number of shares of the Company's common stock outstanding after consummation of the Merger,

      - The relative ownership percentages of former CDT stockholders and former Belden stockholders in the Company,

      -     Actual and anticipated dividend payments,

      -     The preliminary cost of the Merger,

      - The preliminary amount of goodwill recorded by the Company related to the Merger, and

      - Unaudited pro forma summary results presenting selected operating information for the Company as if the Merger and the one-for-two reverse stock split had been completed as of the beginning of the three months ended March 31, 2004.

DISCONTINUED OPERATIONS

The Company currently reports four operations -- the Belden Communications Company (BCC) Phoenix, Arizona operation; the Raydex/CDT Ltd. Skelmersdale, United Kingdom operation; Montrose; and Admiral -- as discontinued operations. Each of these operations is reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Raydex, Montrose and Admiral operations were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were properly held for sale in accordance with SFAS No. 144 during the three months ended March 31, 2005.

Discussion regarding each operation, including (1) a listing of revenues and income/(loss) before income taxes generated by each operation during the three months ended March 31, 2005 and 2004 and (2) a listing of the major classes of assets and liabilities belonging to each operation at March 31, 2005 that remain as part of the disposal group, is included in Note 4, Discontinued Operations, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing consolidated operating results for the three months ended March 31, 2005 and 2004.

Three Months Ended March 31,
(In thousands)                                                         2005               2004
----------------------------                                         --------           --------
Revenues                                                             $309,111           $170,103
Gross profit                                                           65,131             34,135
Operating earnings                                                     16,201              8,922
Interest expense                                                        2,920              3,166
Income from continuing operations before taxes                         13,114              5,756
Income from continuing operations                                       8,524              3,796
Loss from discontinued operations (1)                                  (1,881)            (1,496)
Gain on disposal of discontinued operations (2)                         6,400                  -
Net income                                                             13,043              2,300

(1) Net of tax benefit of $957 and $841, respectively

(2) Net of tax expense of $3,600

BUSINESS SEGMENTS

The Company conducts its operations through two business segments -- the Electronics segment and the Networking segment. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products primarily with industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMs). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.

Effective January 1, 2005, the Company began accounting for all internal sourcing of product between its business segments as affiliate sales and directed any business segment that sold product it had sourced from an affiliate to recognize profit margin applicable to both the manufacturing and selling efforts. In prior years, a business segment that sold product it had sourced from an affiliate only recognized profit margin applicable to the selling effort. The Company made this change as a result of increased transactions between its business segments largely resulting from the Merger. The Company believes this change provides more useful information to the chief executive officer and chief financial officer for purposes of making decisions about allocating resources to the business segments and assessing their performance. The Company has reclassified the business segment information presented for the three months ended March 31, 2004 to reflect business segment performance as if the Company had implemented this new accounting procedure effective January 1, 2004.

The following table sets forth information comparing the Electronics segment operating results for the three months ended March 31, 2005 and 2004.

Three Months Ended March 31,
(In thousands, except % data)                                       2005            2004
----------------------------                                      ---------       --------
External customer revenues                                        $ 184,860       $112,950
Affiliate revenues                                                   27,084         24,974
                                                                  ---------       --------
Total revenues                                                      211,944        137,924
Operating earnings                                                   22,189         12,511
  As a percent of total revenues                                       10.5%           9.1%

The following table sets forth information comparing the Networking segment operating results for the three months ended March 31, 2005 and 2004.

Three Months Ended March 31,
(In thousands, except % data)                                       2005            2004
----------------------------                                      ---------       --------
External customer revenues                                        $ 124,251       $ 57,153
Affiliate revenues                                                    1,682            438
                                                                  ---------       --------
Total revenues                                                      125,933         57,591
Operating earnings                                                    8,164          4,182
  As a percent of total revenues                                        6.5%           7.3%

RESULTS OF OPERATIONS --

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004 CONTINUING OPERATIONS CONSOLIDATED REVENUES

Revenues generated in the three months ended March 31, 2005 increased 81.7% to $309.1 million from revenues generated in the three months ended March 31, 2004 of $170.1 million because of the impact of the Merger, increased selling prices, and favorable currency translation on international revenues partially offset by decreased sales volume (excluding the impact of the Merger).

Revenues generated through the addition of the CDT operations during the first quarter of 2005 totaled $136.8 million and contributed 80.4 percentage points of revenue increase.

The impact of increased product pricing contributed 6.6 percentage points of revenue increase during the first quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the Company during 2004 and the first quarter of 2005 across all product lines in response to increases in the costs of copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.7 percentage points of revenue increase.

Decreased unit sales generated during the three months ended March 31, 2005 offset the positive impact that the Merger, price increases and foreign currency translation had on the revenue comparison by 7.0 percentage points. Lower unit sales of products with networking/communications, video/sound/security and industrial applications resulted in 4.7, 1.3 and 1.3 percentage points of revenue decline, respectively. These volume decreases were partially offset by
0.2 percentage points because of a volume increase in sales of products with transportation/defense applications. Factors contributing to the net reduction in sales volume are listed below:

      - Decreased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom during the final quarter of its annual capital spending cycle;

      - Customer pre-buying of products with industrial applications and, to a lesser extent, networking/communications and video/sound/security applications during the first quarter of 2004 ahead of the Company's announced March 2004 sales price increases;

      - Reduced stocking orders from distribution customers in Asia for products with networking/communications applications resulting from a decline in market share because of increased competition from local manufacturers; and

      - A shift from the Company's traditional Belden-branded products with networking applications to the Company's Mohawk-branded products (sales of which would be included in the Merger causal above).

Factors partially mitigating the net decreased sales volume are listed below:

      - Improvement in general economic conditions within North America, Europe and Asia;

      - Increased demand for multi-mode fiber optic cable products and structured wiring components in North America; and

      - Increased project activity in North America requiring products with transportation/defense applications.

Revenues generated on sales of product to customers in the United States, representing 50.3% of the Company's total revenues generated during the three months ended March 31, 2005, increased by 70.0% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on product sold by the Company's international operations to customers in the United States, sales of product to customers in the United States decreased by 3.1%. This decrease resulted primarily from customer pre-buying of products in the first quarter of 2004 ahead of the Company's announced sales price increases in March 2004 and a shift from the Company's traditional Belden-branded networking products to the Company's Mohawk-branded networking products. This decrease was partially offset by the impact of sales price increases implemented during 2004 and during the first quarter of 2005, increased project activity requiring products with transportation/defense applications, and increased demand for multi-mode fiber optic cable products and structured wiring components.

Revenues generated on sales of product to customers in Canada represented 10.0% of the Company's total revenues for the quarter ended March 31, 2005. Canadian revenues for the first quarter of 2005 increased by 146.7% compared with revenues for the first quarter of 2005. Absent the impact of the Merger and favorable currency translation on product sold by the Company's international operations to customers in Canada, revenues generated for the first quarter of 2005 increased by 16.2% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and the first quarter of 2005 and increased project activity requiring products with industrial applications.

Revenues generated on sales of product to customers in the United Kingdom, representing 11.7% of the Company's total revenues generated during the first quarter of 2005, increased by 46.1% compared with revenues generated during the same period in 2005. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in the United Kingdom, revenues generated for the first quarter of 2005 increased by 13.9% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and the first quarter of 2005 and the addition of Belden-branded products to the portfolios of several United Kingdom distributors who have historically carried only CDT-branded products. This increase was partially offset by decreased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom during the final quarter of its annual capital spending cycle.

Revenues generated on sales of product to customers in Continental Europe represented 20.0% of the Company's total revenues for the quarter ended March 30, 2005. Continental European revenues generated during the first quarter of 2005 increased by 151.8% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in Continental Europe, revenues generated during the first quarter of 2005 decreased by 30.4% compared with revenues generated during the same period of 2004. This decrease resulted primarily from (1) reduced demand for the Company's broadband products because of extended poor winter weather in Northern Europe and, to a lesser extent, in Spain and Italy and (2) the Company's decision to cease production of cord products and assemblies in Continental Europe during the first quarter of 2005.

Revenues generated on sales of product to customers in the rest of the world, representing 7.9% of the Company's total revenues generated during the three months ended March 31, 2005, increased by 46.8% from the same period in 2004. Absent the impact of the Merger and favorable currency translation of products sold by the Company's international operations to customers in the Latin America, Asia/Pacific and Africa/Middle East markets, revenues generated during the first quarter of 2005 increased by 19.3% compared with revenues generated during the same period in 2004. This increase represented the impact of sales price increases implemented during 2004 and the first quarter of 2005 and higher demand in all three markets.

CONTINUING OPERATIONS CONSOLIDATED COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings for the three months ended March 31, 2005 and 2004.

                                                                                                 Percent
                                                                                                Increase
Three Months Ended March 31,                                                                  2005 Compared
(in thousands, except % data)                                     2005          2004            With 2004
----------------------------                                     -------      -------         -------------
Gross profit                                                     $65,131      $34,135             90.8%
  As a percent of revenues                                          21.1%        20.1%

Operating earnings                                               $16,201      $ 8,922             81.6%
  As a percent of revenues                                           5.2%         5.2%

Income from continuing operations before taxes                   $13,114      $ 5,756            127.8%
  As a percent of revenues                                           4.2%         3.4%

Income from continuing operations                                $ 8,524      $ 3,796            124.6%
  As a percent of revenues                                           2.8%         2.2%

Gross profit increased 90.8% to $65.1 million in the three months ended March 31, 2005 from $34.1 million in the three months ended March 31, 2004 due primarily to the addition of gross profit generated by CDT operations during the quarter, the impact of sales price increases implemented during 2004 and the first quarter of 2005, and the favorable impact of currency translation on the gross profit generated by the Company's international operations. Also contributing to the favorable gross profit comparison were the current-quarter impact of material, labor and overhead cost reduction initiatives, the impact of production outsourcing in Europe during the first quarter of 2004, and the impact of a 2003 production capacity rationalization initiative in Europe that resulted in lower output, higher scrap and increased maintenance costs during the first quarter of 2004.

These positive factors were partially offset by lower sales volumes, higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas, and severance and other related benefits costs totaling $0.5 million related to the pending closure of a manufacturing facility in the United States.

Gross profit as a percent of revenues increased by 1.0 percentage point from the prior year because of the previously mentioned items and the Company's favorable leveraging of fixed costs over a higher revenue base.

Operating earnings increased 81.6% to $16.2 million for the three months ended March 31, 2005 from $7.1 million for the three months ended March 31, 2004 due primarily to higher gross profit largely attributable to the Merger. Partially offsetting the positive operating earnings comparison was an increase in selling, general and administrative (SG&A) expenses to $48.9 million in the first quarter of 2005 from $25.2 million for the first quarter of 2004 due primarily to the addition of SG&A expenses related to the CDT operations and the unfavorable impact of currency translation on the SG&A expenses of the Company's international operations. These negative factors were partially offset by severance and other benefits costs of $0.6 million recognized in the first quarter of 2004 related to personnel reductions within the Electronics segment. SG&A expenses as a percentage of revenues increased to 15.8% in the first quarter of 2005 from 14.8% in the first quarter of 2004. Operating earnings as a percent of revenues was unchanged from the prior year.

Income from continuing operations before taxes increased 127.8% to $13.1 million in the three months ended March 31, 2005 from $5.8 million in the three months ended March 31, 2004 because of higher operating earnings largely attributable to the Merger and lower net interest expense. Net interest expense decreased 7.8% to $2.9 million in the first quarter of 2005 from $3.2 million in the first quarter of 2004 because of higher interest income earned on cash equivalents. Interest income earned on cash equivalents was $0.8 million in the first quarter of 2005 compared to $0.2 million in the first quarter of 2004. Average debt outstanding was $246.1 million and $200.0 million during the first quarters of 2005 and 2004, respectively. The Company's average interest rate was 6.18% in the first quarter of 2005 and 6.90% in the first quarter of 2004.

The Company's effective annual tax rate increased to 35.0% in the three months ended March 31, 2005 from 32.0% in the three months ended March 31, 2004 primarily attributable to an increase in the valuation allowance.

Income from continuing operations increased 124.6% to $8.5 million in the three months ended March 31, 2005 from $3.8 million in the three months ended March 31, 2004 due mainly to higher income from continuing operations before taxes resulting largely from the Merger partially offset by higher income tax expense.

ELECTRONICS SEGMENT

Revenues generated from sales to external customers increased 63.7% to $184.9 million for the quarter ended March 31, 2005 from $112.9 million for the quarter ended March 31, 2004 because of the impact of the Merger, increased selling prices, and favorable currency translation on international revenues partially offset by decreased sales volume (excluding the impact of the Merger).

Revenues generated through the addition of the CDT operations during the first quarter of 2005 totaled $67.3 million and contributed 59.6 percentage points of revenue increase.

The impact of increased product pricing contributed 7.0 percentage points of revenue increase during the first quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and the first quarter of 2005 across all product lines in response to increases in the costs in copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.8 percentage points of revenue increase.

Decreased unit sales generated during the three months ended March 31, 2005 offset the positive impact that the Merger, increased sales prices and favorable currency translation had on the revenue comparison by 4.6 percentage points. Lower unit sales of products with video/sound/security, industrial and networking/communications applications offset the overall revenue increase by 2.1, 1.7 and 1.2 percentage points, respectively. The negative impact that these volume decreases had on the revenue comparison was partially offset by an increase in unit sales of products with transportation/defense applications that contributed 0.3 percentage points of revenue increase. Negative factors contributing to the volume decrease and positive factors partially mitigating the volume decrease are listed under Consolidated Revenues on Page 28 of this Quarterly Report on Form 10-Q. Each of the factors listed, with the exception of decreased unit purchasing by a large telecommunications customer in the United Kingdom, a shift from Belden-branded networking products to Mohawk-branded networking products, and reduced stocking orders from distribution customers in Asia, applies to the Electronics segment.

Operating earnings increased 77.4% to $22.2 million for the quarter ended March 31, 2005 from $12.5 million for the quarter ended March 31, 2004 due mainly to the addition of operating earnings generated by the CDT operations, the impact of sales price increases implemented during 2004 and the first quarter of 2005, the current-quarter impact of manufacturing, SG&A cost reduction initiatives, favorable currency translation on operating earnings generated by the Company's international operations, the impact on first quarter 2004 operating earnings of the 2003 production capacity rationalization initiative in Europe discussed above, and severance and other related benefits costs totaling $0.6 million related to personnel reductions within the segment.

These positive factors were partially offset by lower sales volumes, higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas, and severance and other benefits costs of $0.5 million recognized in the current quarter related to the pending closure of a manufacturing facility in the United States.

As a percent of total revenues generated by the segment, operating earnings increased to 10.5% in the first quarter of 2005 from 9.1% in the first quarter of 2004 because of the previously mentioned items and the segment's favorable leveraging of fixed costs over a higher revenue base.

NETWORKING SEGMENT

Revenues generated on sales to external customers increased 117.4% to $124.3 million for the quarter ended March 31, 2005 from $57.2 million for the quarter ended March 31, 2004. The revenue increase was due primarily to the Merger, increased selling prices, and favorable currency translation on revenues generated by the Company's international operations partially offset by decreased sales volume (excluding the impact of the Merger).

Revenues generated through the addition of the CDT operations during the first quarter of 2005 totaled $69.5 million and contributed 121.6 percentage points of revenue increase.

The impact of increased product pricing contributed 5.7 percentage points of revenue increase during the first quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and the first quarter of 2005 across all product lines in response to increases in the costs in copper and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.7 percentage points of revenue increase.

Decreased unit sales generated during the three months ended March 31, 2005 offset the positive impact that the Merger, increased sales prices and favorable currency translation had on the revenue comparison by 11.7 percentage points. Lower unit sales of products with networking/communications and industrial applications offset the overall revenue increase by 11.6 and 0.6 percentage points, respectively. The negative impact that these volume decreases had on the revenue comparison was partially offset by an increase in unit sales of products with video/sound/security applications that contributed 0.4 percentage points of revenue increase. Negative factors contributing to the volume decrease and positive factors partially mitigating the volume decrease are listed under Consolidated Revenues on Page 28 of this Quarterly Report on Form 10-Q. Each of the factors listed, with the exception of increased demand for multi-mode fiber optic cables and structured wiring components and increased project activity requiring products with transportation/defense applications, applies to the Networking segment.

Operating earnings increased 95.2% to $8.1 million for the quarter ended March 31, 2005 from $4.1 million for the quarter ended March 31, 2004 due mainly to the addition of operating earnings generated by the CDT operations, the impact of sales price increases implemented during 2004 and the first quarter of 2005, the current-quarter impact of manufacturing, SG&A cost reduction initiatives, favorable currency translation on operating earnings generated by the Company's international operations, and the impact of production outsourcing in Europe during the first quarter of 2004.

These positive factors were partially offset by lower sales volumes and higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas.

Operating earnings as a percent of total revenues generated by the segment decreased to 6.5% in the quarter ended March 31, 2005 from 7.3% for the quarter ended March 31, 2004 because of the previously mentioned items.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the quarter ended March 31, 2005 includes:

      - $1.9 million of revenues and $0.4 million of loss before income tax benefits related to the discontinued operations of the Company's Electronics segment; and

      - $2.4 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

The Company recognized a gain on the disposal of discontinued operations in the amount of $10.0 million before tax ($6.4 million after tax) during the first quarter of 2005.

Loss from discontinued operations for the quarter ended March 31, 2004 includes $45.2 million of revenues and $2.3 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities. Generally, the Company's primary source of cash has been from business operations. Cash sourced from credit facilities and other borrowing arrangements has historically been used to fund business acquisitions. The Company believes that the sources listed above are sufficient to fund the current requirements of working capital, to make scheduled pension contributions for the Company's retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments and to support its short-term and long-term operating strategies.

The Company expects that its cash tax payments will be minimal in 2005 because of NOL carryforwards as of December 31, 2004 in Australia, Germany, the Netherlands and the United States. These NOL carryforwards arise from lowered operating earnings during the recent economic downturns in the United States and Europe, costs associated with divestiture or closure of manufacturing plants in the United States, Germany and Australia, and transaction and other costs associated with the Merger.

Planned capital expenditures for 2005 are approximately $25.0 million to $30.0 million, of which approximately $12.0 million relates to capacity maintenance and enhancement. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company's financial position require it.

Any materially adverse reaction to customer demand, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company's product mix or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

Net cash inflow during the three months ended March 31, 2005 totaled $1.5 million. The continuing operations provided $1.5 million in cash during the first three months of 2005. The discontinued operations neither used nor provided cash during the first three months of 2005.

Net cash outflow during the three months ended March 31, 2004 totaled $11.6 million. The continuing operations and the discontinued operations used cash totaling $11.2 million and $0.4 million, respectively, during the first three months of 2004.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used for operating activities in the first three months of 2005 totaled $3.6 million and included $9.8 million of other non-cash operating expenses and a $26.4 million net increase in operating assets and liabilities. Other non-cash operating expenses consisted of depreciation, amortization, deferred tax provision, stock compensation, and a gain on the disposal of tangible assets. The net increase in operating assets and liabilities resulted primarily from increased receivables, increased inventories and increased net current and deferred tax assets partially offset by increased accounts payable and accrued liabilities and decreased other net operating assets and liabilities.

Net cash used for operating activities in the first three months of 2004 totaled $8.6 million and included $9.3 million of non-cash operating expenses and a $20.3 million net increase in operating assets and liabilities. Non-cash operating expenses, other than depreciation, amortization and deferred tax benefit, consisted of certain retirement savings plan contributions funded with common stock held in treasury rather than with cash, employee stock purchase plan settlements funded with common stock held in treasury, and amortization of unearned deferred compensation on restricted shares granted to certain of the Company's key employees. The net increase in operating assets and liabilities resulted from increased receivables, increased inventories, and increased other net assets and liabilities partially offset by increased accounts payable and accrued liabilities and decreased current and deferred tax assets.

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by investing activities total $6.9 million in the first three months of 2005. Net cash used for investing activities in the first three months of 2004 totaled $1.6 million.

CAPITAL EXPENDITURES

Three Months Ended March 31,
(in thousands)                                2005    2004
---------------------------                 -------  -------
Continuing operations:
    Capacity modernization and enhancement  $ 3,157  $ 1,423
    Capacity expansion                        1,299      106
    Other                                     1,479      370
                                            -------  -------
       Total continuing operations            5,935    1,899
Discontinued operations                           -      343
                                            -------  -------
                                            $ 5,935  $ 2,242
                                            =======  =======

Capital expenditures for the continuing operations during the three months ended March 31, 2005 and 2004 represented 1.9% and 1.1%, respectively, of revenues for the same periods. Investment during both the first three months of 2005 and 2004 was utilized principally for maintaining and enhancing existing production capabilities.

CASH FLOW FROM FINANCING ACTIVITIES

Net cash used for financing activities during the first three months of 2005 and 2004 totaled $0.5 million and $1.2 million, respectively.

During the three months ended March 31, 2005, the Company received proceeds from the exercise of stock options totaling $2.1 million.

During the three-month periods ended March 31, 2005 and 2004, dividends of $.05 per share were paid to stockholders, resulting in cash outflows of $2.4 million and $1.3 million, respectively.

During the quarter ended March 31, 2005, there were no material changes outside the ordinary course of business to the Company's contractual obligations presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the period ended December 31, 2004.

WORKING CAPITAL

Current assets less cash and cash equivalents increased $28.2 million, or 6.1%, from $460.5 million at December 31, 2004 to $488.7 million at March 31, 2005. Receivables increased 17.8% from $174.6 million at December 31, 2004 to $205.7 million at March 31, 2005 due primarily to payment of approximately $8.0 million in sales incentive rebates, accrued in 2004, to participating customers during the first quarter of 2005. Inventories increased 3.2% from $227.0 million at December 31, 2004 to $234.4 million at March 31, 2005 due primarily to increased production necessary to support higher sales levels Other current assets increased 3.6% from $25.0 million at December 31, 2004 to $25.9 million at March 31, 2005 because of a $0.2 million increase in deferred income tax assets and a $1.5 million increase in income taxes receivable partially offset by a $0.3 million decrease in prepaid insurance and a $0.5 million decrease in prepaid taxes. Current assets of discontinued operations decreased by 34.2% from $34.1 million at December 31, 2004 to $22.5 million at March 31, 2005 due primarily to the depletion of Raydex and Montrose receivables and inventories after those facilities ceased production early in the first quarter of 2005.

Current liabilities increased $10.5 million, or 4.8%, from $218.3 million at December 31, 2004 to $228.8 million at March 31, 2005. Accounts payable and accrued liabilities increased 7.2% from $185.0 million at December 31, 2004 to $198.4 million at March 31, 2005 due primarily to increased production and higher costs on copper, Teflon(R) FEP and commodities derived from petroleum and natural gas partially offset by severance payments totaling $3.3 million during the first quarter of 2005. In regard to the severance payments, please refer to
Note 11, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Current liabilities of discontinued operations decreased 15.9% from $17.5 million at December 31, 2004 to $14.7 million at March 31, 2005 due primarily to severance payments of $2.8 million applied against the severance reserves for BCC's Phoenix operation ($0.4 million), Montrose ($0.5 million), and Raydex ($1.9 million) during the current quarter.

LONG-LIVED ASSETS

Long-lived assets decreased $18.4 million, or 2.5%, from $746.1 million at December 31, 2004 to $727.7 million at March 31, 2005.

Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased $10.5 million during the first three months of 2005 due mainly to depreciation.

Goodwill and other intangibles includes goodwill, patents, trademarks, backlog, favorable contracts and customer relations. Goodwill is defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. The carrying amounts of these assets decreased by $4.0 million during the first three months of 2005 due mainly to amortization.

CAPITAL STRUCTURE


                                         MARCH 31, 2005      December 31, 2004
                                      -------------------  ---------------------
                                        AMOUNT    PERCENT    Amount     Percent
(in thousands, except % data)         ----------  -------  ----------  ---------
Current maturities of long-term debt  $   15,666     1.5%  $   15,702      1.5%
Long-term debt                           232,563    22.0%     232,823     22.0%
                                      ----------  ------   ----------  -------
Total debt                               248,229    23.5%     248,525     23.5%
Stockholders' equity                     809,126    76.5%     810,000     76.5%
                                      ----------  ------   ----------  -------
                                      $1,057,355   100.0%  $1,058,525    100.0%
                                      ==========  ======   ==========  =======

The Company's capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders' equity. The capital structure decreased $1.2 million during the first quarter of 2005 because of a $0.3 million decrease in long-term debt and a $0.9 million decrease in stockholders' equity.

In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in $15.0 million annual increments in August 2005 through August 2009. In 1999, the Company completed a private placement of $64.0, $44.0 and $17.0 million in unsecured debt. The notes bear interest at the contractual rates of 7.60%, 7.74%, and 7.95%, respectively, and mature in September 2004, September 2006, and September 2009, respectively. The agreements for these notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth. The Company was in compliance with these covenants at both March 31, 2005 and the filing date of this Quarterly Report on Form 10-Q. The Company repaid the $64.0 million tranche of the 1999 placement in September 2004.

At March 31, 2005, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into shares of common stock, at a conversion price of $18.069 per share, upon the occurrence of certain events. The conversion price is subject to adjustment in certain circumstances. Holders may surrender their debentures for conversion upon satisfaction of any of the following conditions: (1) the closing sale price of the Company's common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to the Company by Moody's Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor's is downgraded to B or below;
(3) the Company has called the debentures for redemption; or (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of March 31, 2005, condition (1) had been met and, with respect to condition
(2), the senior implied rating was Ba2 and the corporate credit rating was BB-. Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed. The Company may redeem some or all of the debentures on or after July 21, 2008, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require the Company to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of the Company's common stock or a combination of cash and the Company's common stock, at the Company's option.

The Company entered into a credit agreement with a group of six banks on October 9, 2003 (CREDIT AGREEMENT). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, a portion of the Company's assets in the United States, other than real property, secures any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of a portion of the Company's receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the sum of the Company's excess borrowing availability and unrestricted cash falls below $25.0 million. There were no outstanding borrowings at March 31, 2005 under the Credit Agreement. The Company had $32.8 million in borrowing capacity available at March 31, 2005.

At March 31, 2005, the Company had unsecured, uncommitted arrangements with ten banks under which it could borrow up to $12.5 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at March 31, 2005.

Borrowings have the following scheduled maturities.

                                                     Payments Due by Period
                                     -------------------------------------------------------
March 31, 2005                                   Less than 1     1-3        3-5      After
(in thousands)                         Total        year        years      years    5 years
--------------                       ---------  ------------  ---------  --------  ---------
Series 1997 medium-term notes        $  75,000  $     15,000  $  30,000  $ 30,000  $       -
Series 1999B medium-term notes          44,000             -     44,000         -          -
Series 1999C medium-term notes          17,000             -          -    17,000          -
Convertible subordinated debentures    110,000             -          -         -    110,000
Other borrowings                         1,633           666        967         -          -
Capital leases                             596             -        596
                                     ---------  ------------  ---------  --------  ---------
                                     $ 248,229  $     15,666  $  75,563  $ 47,000  $ 110,000
                                     =========  ============  =========  ========  =========

The Company had the following commercial commitments outstanding at March 31, 2005:

                                           Amount of Commitment Expiration Per Period
                                     -------------------------------------------------------
March 31, 2004                                   Less than 1     1-3        3-5      After
(in thousands)                         Total        year        years      years    5 years
-----------------------------------  ---------  ------------  ---------  --------  ---------
Lines of credit                      $  32,836  $          -  $  32,836  $      -  $       -
Standby letters of credit                9,590         9,590          -         -          -
Guarantees                               5,118         5,118          -         -          -
Surety bonds                             4,589         4,589          -         -          -
                                     ---------  ------------  ---------  --------  ---------
Total commercial commitments         $  52,133  $     19,297  $  32,836  $      -  $       -
                                     =========  ============  =========  ========  =========


Stockholders' equity decreased by $0.9 million, or 0.1%, from December 31, 2004 to March 31, 2005 because of a decrease in accumulated other comprehensive income and an increase in treasury stock partially offset by increases in both additional paid-in capital and retained earnings and a decreased in unearned deferred compensation.

Accumulated other comprehensive income decreased $14.5 million due primarily to the negative effect of currency exchange rates on financial statement translation. Treasury stock increased by $0.3 million because of the forfeiture of stock by Incentive Plans participants in lieu of cash payment of individual tax liabilities related to share-based compensation. Additional paid-in capital increased by $2.4 million due primarily to the use of common stock held in treasury for the settlement of stock option exercises. Retained earnings increased $11.0 million due primarily to net income of $13.0 million partially offset by dividends of $2.4 million and a $0.4 million decrease related to the Merger. Unearned deferred compensation decreased $0.5 million because of current quarter amortization.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not a party to any of the following types of off-balance sheet arrangements at March 31, 2005:

      - Guarantee contracts or indemnification agreements that contingently require the Company to make payments to the guaranteed or indemnified party based on changes in an underlying asset, liability or equity security of the guaranteed or indemnified party;

      - Guarantee contracts that contingently require the Company to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement;

      - Indirect guarantees under agreements that contingently require the Company to transfer funds to the guaranteed party upon the occurrence of specified events under conditions whereby the funds become legally available to creditors of the guaranteed party and those creditors may enforce the guaranteed party's claims against the Company under the agreement;

      - Retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support to that entity for such assets;

      - Derivative instruments that are indexed to the Company's common or preferred stock and classified as stockholders' equity under accounting principles generally accepted in the United States; or

      - Material variable interests held by the Company in unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in its Consolidated Financial Statements and accompanying notes. The Company considers the accounting policies described in Critical Accounting Policies within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report on Form 10-K for the year ended December 31, 2004 to be its most critical accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. The Company believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. The Company's senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company's Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

During the three months ended March 31, 2005:

      - The Company did not change any of its existing critical accounting policies and did not adopt any new critical accounting policies;

      - No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

      - There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

OUTLOOK

The Company anticipates further moderate improvement in the general economies of both North America and Europe in 2005. The Company has announced price increases taking effect during the first quarter of 2005 in most markets and regions and for most products, and these price increases in aggregate are expected to offset rising costs of copper and other materials. The Company estimates that its 2005 revenues will increase between 5% and 10% compared with pro forma revenues for 2004. Pro forma revenue is a financial measure that is not prepared in accordance with accounting principles generally accepted in the United States
(GAAP). The Company provides information about pro forma revenues because management believes it supplies meaningful additional information about the Company's performance and its ability to service its long-term debt and other fixed obligations and to fund continued growth. Pro forma revenues should be considered in addition to, but not as a substitute for, actual revenues prepared in accordance with GAAP. A reconciliation of actual revenues prepared in accordance with GAAP for 2004 to pro forma revenues for 2004 is included in Note 3, Business Combinations, to the Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K.

The Company currently believes that company-wide cost-saving initiatives launched in connection with the Merger in July 2004 will provide annual net savings of approximately $35.0 million before tax, and that actions to achieve such savings will be completed by the end of 2005. These initiatives include purchase cost savings that were implemented in the second half of 2004, plant closures that were announced in 2004 and will be achieved by mid-year 2005, personnel reductions, and manufacturing realignments. Partially offsetting these improvements will be higher information technology expenses, which are included in the Company's estimate of net savings. Because of the impact of recently executed plant closures, other cost savings and increased utilization of its manufacturing capacity, the Company expects that operating margins will improve and will be between 8.0% and 9.0% of revenues for 2005.

The Company anticipates recognizing increased expenses for its pension plans during 2005. The Company's expenses for these plans during 2004 were $9.7 million. The Company anticipates expenses for these plans of $12.1 million during 2005. The increase in expense results primarily from full-year inclusion of the Canadian plans acquired in the Merger and the continuing impact of investment losses incurred from 2001 through 2003 on the calculation of plan expenses.

The Company anticipates funding $25.5 million in pension contributions and $2.5 million in contributions for other postretirement benefit plans in 2005. The Company also anticipates paying off a tranche of its 1997 medium-term notes in the amount of $15.0 million in August 2005. The Company anticipates it will have sufficient funds to satisfy these cash requirements.

The Company recorded $3.0 million of sales incentive compensation during 2004 from a private-label customer under a minimum requirements contract as the customer failed to meet purchasing targets. As of the filing of the Quarterly Report on Form 10-Q, the customer has not paid this $3.0 million receivable and is disputing the amount. The Company has filed for binding arbitration on this matter and believes it should prevail. Accordingly, the Company has not recognized an allowance for bad debts related to this receivable. Should the Company not prevail in binding arbitration, the write-off of this receivable would have a negative effect on operating results. The Company expects to recognize "sales incentive" compensation of up to $3.0 million in 2005 from this same private-label customer under a minimum requirements contract should the customer fail to meet purchasing targets. With respect to the 2005 payment, the Company received a $1.5 million prepayment in 2002 per the terms of the minimum requirements contract. The remaining 2005 compensation could be reduced by the gross margin generated from the customer's purchases of certain products from the Company during upcoming year. Should the Company not prevail in the binding arbitration discussed above, the Company believes that the customer would also dispute the 2005 payment.

Management expects that the Company's effective tax rate for continuing operations in 2005 will be 35%. Because of NOL carryforwards, the Company anticipates that it will not make cash payments of United States income taxes during 2005. Cash payments of income taxes will occur for some state and local jurisdictions in the United States and some national jurisdictions outside the United States.

Management expects that the Company's discontinued operations will generate a loss of $2.0 million to $3.0 million during 2005, net of tax benefit, and that this loss will be concentrated mainly in the first half of the year, after which time the affected plants will have ceased operations and the majority of the assets will be disposed. The Company anticipates the liquidation of assets of discontinued operations will generate cash that will largely offset cash required for severance associated with the discontinuance of these operations.

The Company is engaged in an effort to liquidate its excess real estate in the United States, Canada and Europe. The Company has several buildings listed for sale and has contracts to sell real estate during the first six months of 2005 with estimated cash proceeds of approximately $37.0 million (including the $20.7 million received in April 2005 as discussed in Note 4, Discontinued Operations, to the Consolidated Financial Statements reflected in this Quarterly Report on Form 10-Q). The Company expects to recognize a gain on disposal of discontinued operations in the amount of $13.2 million pretax ($8.4 million after tax) during the second quarter of 2005.

Depreciation and amortization for the year 2005 are expected to be $38.0 million. Capital expenditures for Belden CDT during 2005 are expected to be between $25.0 million and $30.0 million.

The Company has incurred severance charges having to do with the discontinuation of certain operations and with other actions intended to reduce costs. The amount of the charges recognized but not funded as of March 31, 2005 is $14.3 million. Management expects that that all of these charges will be funded in 2005. This will have a negative effect on cash flow.

In connection with the Merger, the Company granted retention and integration awards to certain employees. These awards consist of cash and restricted stock and are payable in three installments. The first installment was paid to the grantees in the third quarter of 2004. The second and third installments will be paid on the first and second anniversary dates of the merger (July 15, 2005 and 2006) subject to certain conditions with respect to the grantees' continued employment with the Company. The Company plans to accrue the expense for the second and third installments quarterly, having begun with the third quarter of 2004 and ending with the second quarter of 2006. Management anticipates that the amount of the expense will be $0.7 million quarterly or $2.8 million annually. The cash expenditure in July 2005 and 2006 will be approximately $2.2 million in each year.

The Company's outlook for the second quarter of 2005 is that revenues will be approximately $340.0 million and the operating margin will range from 7.0% to 7.5% of revenues.

The Company anticipates that annual dividends in the aggregate of $.20 per common share ($.05 per common share each quarter) will be paid to all common stockholders.

FORWARD-LOOKING STATEMENTS

The statements set forth in this report other than historical facts, including those noted in the "Outlook" section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, general economic conditions, and management's beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the Company's actual results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

The Company's actual results may differ materially from such forward-looking statements for the following reasons:

      - Changing economic conditions in the United States, Europe and parts of Asia (and the impact such conditions may have on the Company's sales);

      - The level of business spending in the United States, Canada, Europe, and other markets on information technology and the building or reconfiguring of network infrastructure;

      - Increasing price, product and service competition from United States and international competitors, including new entrants;

      -     The creditworthiness of the Company's customers;

      - The Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis;

      -     The ability to successfully restructure the Company's operations;

      -     The ability to transfer production among the Company's facilities;

      - The Company's abilities to integrate the operations of Belden and CDT and to achieve the expected synergies and cost savings;

      -     Developments in technology

      - The threat of displacement from competing technologies (including wireless and fiber optic technologies);

      - Demand and acceptance of the Company's products by customers and end users;

      - Changes in raw material costs (specifically, costs for copper, Teflon FEP(R) and commodities derived from petroleum and natural gas) and availability;

      -     Changes in foreign currency exchange rates;

      - The pricing of the Company's products (including the Company's ability to adjust product pricing in a timely manner in response to raw material cost volatility);

      -     The success of implementing cost-saving programs and initiatives;

      - Reliance on large distributor customers and the reliance of the Networking segment on sales to large telecommunications customers in Europe;

      -     The threat of war and terrorist activities;

      -     General industry and market conditions and growth rates; and

      - Other factors noted in this report and other Securities Exchange Act of 1934 filings of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to the Company's operations result primarily from interest rates, foreign exchange rates, certain commodity prices and concentrations of credit. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures About Market Risks, of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 provides more information as to the types of practices and instruments used to manage risk. There was no material change in the Company's exposure to market risks since December 31, 2004.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the business operations of CDT acquired in 2004 were excluded from the Company's evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (about 140 of which the Company was aware at May 1, 2005) in which the Company is one of many defendants, 10 of which are scheduled for trial during 2005.

Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. As of May 1, 2005, in 16 of these cases, plaintiffs generally allege only damages in excess of some dollar amount (i.e., in one case, not less than $15 thousand, in another case, in excess of $50 thousand and in the other cases, in excess of $50 thousand in compensatory damages and $50 thousand in punitive damages). In 120 of these cases, plaintiffs generally do not allege a specific damage demand. As to the other four cases, the plaintiffs generally allege monetary damages for a specified amount, the largest amount claimed being $10 million compensatory and $10 million punitive damages (which has been asserted in two of these cases). In none of these cases do plaintiffs allege claims for specific dollar amounts as to any defendant. Based on the Company's experience in such litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company's ultimate liability.

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

Through May 1, 2005, the Company had been dismissed (or had reached agreement to be dismissed) in approximately 138 similar cases without any going to trial or any payment to the claimant. Some of these cases were dismissed without prejudice primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. Only two cases have involved a settlement, with three of the Company's insurers paying most or all of the settlement amount. The Company has insurance that it believes should cover a significant portion of any defense, settlement or judgment costs borne by the Company in these types of cases.

The Company vigorously defends these cases. As a separate matter, liability for any such injury generally should be allocated among all defendants in such cases in accordance with applicable law. From 1996 through May 1, 2005, the total amount of litigation costs paid by the Company for all cases of this nature was approximately $140 thousand. In the opinion of the Company's management, the proceedings and actions in which the Company is involved should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      Exhibit 10.1  Belden CDT Inc. Terms and Conditions -- Stock Option Grant

      Exhibit 31.1  Certificate of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2  Certificate of the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        BELDEN CDT INC.

Date: May 10, 2005                      By: /s/ C. Baker Cunningham
                                            ------------------------------------
                                            C. Baker Cunningham
                                            President and Chief Executive
                                            Officer

Date: May 10, 2005                      By: /s/ Richard K. Reece
                                            ------------------------------------
                                            Richard K. Reece
                                            Vice President, Finance
                                               and Chief Financial Officer