Form 10-Q
period 2005-06-30
BELDEN CDT INC.
filed 2005-08-08
CIK 913142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                          COMMISSION FILE NO. 001-12561

                              --------------------

                                 BELDEN CDT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              --------------------

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

                              --------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                        OUTSTANDING AT AUGUST 1, 2005
                  -----                           ------------------------
      Common Stock, $0.01 Par Value                     45,903,856

================================================================================
Exhibit Index on Pages 56                                          Page 1 of 57

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,         December 31,
                                                                                              2005               2004
                                                                                          ------------       ------------
(in thousands)                                                                             UNAUDITED
ASSETS
Current assets
    Cash and cash equivalents                                                             $    220,507       $    188,798
    Receivables                                                                                205,599            174,554
    Inventories                                                                                238,824            227,034
    Deferred income taxes                                                                       14,252             15,911
    Other current assets                                                                         7,745              8,883
    Current assets of discontinued operations                                                   18,332             34,138
                                                                                          ------------       ------------
       Total current assets                                                                    705,259            649,318
Property, plant and equipment, less accumulated depreciation                                   324,820            338,247
Goodwill, less accumulated amortization                                                        285,044            286,163
Other intangibles, less accumulated amortization                                                74,270             78,266
Other long-lived assets                                                                          5,780              6,460
Long-lived assets of discontinued operations                                                    12,782             36,984
                                                                                          ------------       ------------
                                                                                          $  1,407,955       $  1,395,438
                                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                                              $    223,480       $    185,035
    Current maturities of long-term debt                                                        15,327             15,702
    Current liabilities of discontinued operations                                              10,079             17,534
                                                                                          ------------       ------------
       Total current liabilities                                                               248,886            218,271
Long-term debt                                                                                 231,052            232,823
Postretirement benefits other than pensions                                                     30,716             30,089
Deferred income taxes                                                                           73,556             68,158
Other long-term liabilities                                                                     17,257             25,340
Long-term liabilities of discontinued operations                                                 1,670              1,516
Minority interest                                                                                8,208              9,241
Stockholders' equity
    Common stock                                                                                   503                502
    Additional paid-in capital                                                                 535,172            531,984
    Retained earnings                                                                          279,505            252,114
    Accumulated other comprehensive income (loss)                                               (2,580)            27,862
    Unearned deferred compensation                                                                (984)            (2,462)
    Treasury stock                                                                             (15,006)                --
                                                                                          ------------       ------------
       Total stockholders' equity                                                              796,610            810,000
                                                                                          ------------       ------------
                                                                                          $  1,407,955       $  1,395,438
                                                                                          ============       ============

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                        June 30,
                                                                   --------------------------      --------------------------
                                                                      2005            2004            2005            2004
                                                                   ----------      ----------      ----------      ----------
(in thousands, except per share data)
Revenues                                                           $  337,701      $  184,307      $  646,812      $  354,410
Cost of sales                                                        (262,487)       (150,202)       (506,467)       (286,207)
                                                                   ----------      ----------      ----------      ----------
    Gross profit                                                       75,214          34,105         140,345          68,203
Selling, general and administrative expenses                          (56,480)        (24,229)       (105,410)        (49,458)
                                                                   ----------      ----------      ----------      ----------
    Operating income                                                   18,734           9,876          34,935          18,745
Interest expense, net                                                  (2,564)         (3,167)         (5,484)         (6,333)
Minority interest                                                        (169)             --            (336)             --
Other nonoperating income                                                  --           1,732              --           1,732
                                                                   ----------      ----------      ----------      ----------
    Income from continuing operations before taxes                     16,001           8,441          29,115          14,144
Income tax expense                                                     (5,455)         (2,246)        (10,045)         (4,186)
                                                                   ----------      ----------      ----------      ----------
    Income from continuing operations                                  10,546           6,195          19,070           9,958
Loss from discontinued operations, net of tax benefit of
    $324, $3,276, $1,281 and $4,117, respectively                        (544)         (5,823)         (2,425)         (7,319)
Gain on disposal of discontinued operations, net of tax
    expense of $4,929, $1,699, $8,529 and $1,699,
    respectively                                                        8,763           3,020          15,163           3,020
                                                                   ----------      ----------      ----------      ----------
    Net income                                                     $   18,765      $    3,392      $   31,808      $    5,659
                                                                   ==========      ==========      ==========      ==========

Weighted average number of common shares and equivalents:
    Basic                                                              46,971          25,546          46,989          25,504
    Diluted                                                            53,472          25,832          53,568          25,827
                                                                   ==========      ==========      ==========      ==========
Basic income (loss) per share:
    Continuing operations                                          $      .22      $      .24      $      .41      $      .39
    Discontinued operations                                              (.01)           (.23)           (.05)           (.29)
    Disposal of discontinued operations                                   .19             .12             .32             .12
    Net income                                                            .40             .13             .68             .22
                                                                   ==========      ==========      ==========      ==========
Diluted income (loss) per share:
    Continuing operations                                          $      .21      $      .24      $      .38      $      .39
    Discontinued operations                                              (.01)           (.23)           (.04)           (.29)
    Disposal of discontinued operations                                   .16             .12             .28             .12
    Net income                                                            .36             .13             .62             .22
                                                                   ==========      ==========      ==========      ==========
Dividends declared per share                                       $      .05      $      .05      $      .10      $      .10
                                                                   ==========      ==========      ==========      ==========

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

Six Months Ended June 30,                                                                     2005              2004
---------------------------------------------------------------------------------         ------------      ------------
(in thousands)
Cash flows from operating activities:
    Net income                                                                            $     31,808      $      5,659
    Adjustments to reconcile net income to net cash provided by (used for)
       operating activities:
       Depreciation and amortization                                                            18,736            12,132
       Deferred income tax expense                                                               7,057               305
       Gain on disposal of tangible assets                                                     (23,692)           (4,719)
       Stock-based compensation                                                                  1,314               523
       Gain on business divestiture                                                                 --            (2,156)
       Retirement savings plan contributions                                                        --             2,123
       Changes in operating assets and liabilities, net of the effects of foreign currency exchange rate changes and acquired businesses:
          Receivables                                                                          (26,951)           (7,339)
          Inventories                                                                          (14,406)          (10,293)
          Accounts payable and accrued liabilities                                              25,317              (739)
          Current income taxes, net                                                              7,549               401
          Other assets and liabilities, net                                                      3,435              (806)
                                                                                          ------------      ------------
              Net cash provided by (used for) operating activities                              30,167            (4,909)

Cash flows from investing activities:
    Capital expenditures                                                                       (13,690)           (3,536)
    Proceeds from disposal of tangible assets                                                   36,894            84,625
    Proceeds from business divestiture                                                              --               431
                                                                                          ------------      ------------
              Net cash provided by investing activities                                         23,204            81,520

Cash flows from financing activities:
    Payments on borrowing arrangements                                                          (1,986)               --
    Proceeds from exercise of stock options                                                      2,615                46
    Share repurchase program payments                                                          (14,654)               --
    Cash dividends paid                                                                         (4,731)           (2,580)
                                                                                          ------------      ------------
              Net cash used for financing activities                                           (18,756)           (2,534)

Effect of foreign currency exchange rate changes on cash and cash equivalents                   (2,906)             (130)
                                                                                          ------------      ------------

Increase in cash and cash equivalents                                                           31,709            73,947
Cash and cash equivalents, beginning of period                                                 188,798            94,955
                                                                                          ------------      ------------
Cash and cash equivalents, end of period                                                  $    220,507      $    168,902
                                                                                          ============      ============

Supplemental cash flow information:
    Income tax refunds received                                                           $      3,294      $         17
    Income taxes paid                                                                           (4,150)               --
    Interest paid, net of amount capitalized                                                    (7,385)           (7,603)
                                                                                          ============      ============

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

                                                                                                   Accumulated
                                                                                     Unearned         Other
                                         Common    Paid-In   Retained   Treasury     Deferred     Comprehensive
                                          Stock    Capital   Earnings    Stock     Compensation   Income (Loss)    Total
                                         ------   --------   --------   --------   ------------   -------------   --------
(in thousands)
Balance at December 31, 2003             $  262   $ 39,022   $244,217   $ (7,722)  $     (1,700)  $       7,461   $281,540
Net income                                                      5,659                                                5,659
Foreign currency translation                                                                                329        329
Minimum pension liability                                                                                    17         17
                                                                                                  -------------   --------
   Comprehensive income                                                                                              6,005
Issuance of stock
   Exercise of stock options                             3                    43                                        46
   Stock compensation                                  384                 1,160         (1,821)                      (277)
   Retirement savings plan                             434                 1,689                                     2,123
   Employee stock purchase plans                         2                    54                                        56
Amortization of unearned deferred
   compensation                                                                             800                        800
Cash dividends ($.05 per share)                                (2,580)                                              (2,580)
                                         ------   --------   --------   --------   ------------   -------------   --------
Balance at June 30, 2004                 $  262   $ 39,845   $247,296   $ (4,776)  $     (2,721)  $       7,807   $287,713
                                         ======   ========   ========   ========   ============   =============   ========

Balance at December 31, 2004             $  502   $531,984   $252,114   $     --   $     (2,462)  $      27,862   $810,000
Net income                                                     31,808                                               31,808
Foreign currency translation                                                                            (30,644)   (30,644)
Minimum pension liability                                                                                   202        202
                                                                                                  -------------   --------
   Comprehensive income                                                                                              1,366
Issuance (forfeiture) of stock
   Exercise of stock options                  1      2,614                                                           2,615
   Stock compensation                                  188                  (352)                                     (164)
Share repurchase program                                                 (14,654)                                  (14,654)
Amortization of unearned deferred
   compensation                                                                           1,478                      1,478
Cash dividends ($.05 per share)                                (4,731)                                              (4,731)
Merger between Belden and CDT                          386        314                                                  700
                                         ------   --------   --------   --------   ------------   -------------   --------
Balance at June 30, 2005                 $  503   $535,172   $279,505   $(15,006)  $       (984)  $      (2,580)  $796,610
                                         ======   ========   ========   ========   ============   =============   ========

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Basis of Presentation

The accompanying Consolidated Financial Statements include Belden CDT Inc. and all of its subsidiaries (the COMPANY). The Company, formerly called Cable Design Technologies Corporation (CDT), merged with Belden Inc. (BELDEN) and changed its name to Belden CDT Inc. on July 15, 2004. The merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes. The results of operations of CDT are included in the Company's Consolidated Statements of Operations from July 16, 2004. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2004 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information or all of the Notes to Consolidated Financial Statements required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments, as well as gains and losses from certain affiliate transactions, are reported in accumulated other comprehensive income
(loss), a separate component of stockholders' equity. Exchange gains and losses on transactions are included in operating income.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments

During the three- and six-month periods ended June 30, 2005 and 2004, the Company, Belden or CDT sponsored two stock compensation plans--the Belden 2003 Long-Term Incentive Plan and the CDT 2001 Long-Term Performance Incentive Plan (together, the ACTIVE INCENTIVE PLANS). During the three- and six-month periods ended June 30, 2004, either Belden or CDT also sponsored the Belden 2003 Employee Stock Purchase Plan and four additional stock compensation plans--the Belden 1994 Incentive Plan, the CDT 1999 Long-Term Performance Incentive Plan, the CDT Supplemental Long-Term Performance Incentive Plan and the CDT Long-Term Performance Incentive Plan (together, the INACTIVE INCENTIVE PLANS) along with the Active Incentive Plans.

The Belden 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. There are no future awards available under the CDT 1999 Long-Term Performance Incentive Plan, the CDT Supplemental Long-Term Performance Incentive Plan or the CDT Long-Term Performance Incentive Plan. Pursuant to the merger agreement between Belden and CDT, the Belden 2003 Employee Stock Purchase Plan was terminated on July 15, 2004. Options and stock purchase rights granted under these plans affected pro forma operating results for the three- and six-month periods ended June 30, 2004.

Under both the Active Incentive Plans and the Inactive Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. The Company accounts for stock options using the intrinsic value method. Accordingly, no compensation cost has been recognized for options granted under the Active Incentive Plans or the Inactive Incentive Plans. The Company accounts for nonvested restricted stock grants as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation cost related to the nonvested restricted stock grants is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized to expense over the grant's vesting period.

Under the Belden 2003 Employee Stock Purchase Plan, eligible employees received the right to purchase common stock at the lower of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. The Company accounted for these purchase rights using the intrinsic value method. Accordingly, no compensation cost was recognized for purchase rights granted under the Belden 2003 Employee Stock Purchase Plan.

The effect on operating results of calculating the Company's stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

                                                                 Three Months Ended              Six Months Ended
                                                                       June 30,                      June 30,
                                                              -------------------------     -------------------------
                                                                 2005           2004           2005           2004
                                                              ----------     ----------     ----------     ----------
(in thousands, except per share amounts)
AS REPORTED
  Stock-based employee compensation cost, net of tax          $      578     $      248     $      910     $      493
  Net income                                                      18,765          3,392         31,808          5,659
  Basic net income per share                                         .40            .13            .68            .22
  Diluted net income per share                                       .36            .13            .62            .22

PRO FORMA
  Stock-based employee compensation cost, net of tax          $      746     $      351     $    1,080     $      898
  Net income                                                      18,597          3,289         31,639          5,254
  Basic net income per share                                         .40            .13            .67            .21
  Diluted net income per share                                       .36            .13            .62            .20

The fair value of common stock options outstanding as well as the fair value of stock purchase rights outstanding were estimated at the date of grant using the Black-Scholes option-pricing model.

For the three- and six-month periods ended June 30, 2005, the weighted average per share fair value of options granted under the Active Incentive Plans and the weighted average assumptions used to determine the fair values of the options granted during those periods are presented in the following table. For the three- and six-month periods ended June 30, 2004, the weighted average per share fair value of options granted under both the Active Incentive Plans and the Inactive Incentive Plans as well as the weighted average assumptions used to determine the fair value of the options granted during those periods are also presented in the following table.

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                  --------------------------     --------------------------
                                                     2005            2004           2005            2004
                                                  ----------      ----------     ----------      ----------
Fair value of options granted, per share          $     3.95      $       --     $     4.78      $     3.53
                                                  ----------      ----------     ----------      ----------

Dividend yield                                          7.46%             --           6.45%           7.34%
Expected volatility                                    38.48%             --          38.41%          39.70%
Expected life (in years)                                7.00              --           7.00            7.00
Risk free interest rate                                 3.90%             --           4.29%           3.55%

The Black-Scholes option-pricing model was developed to estimate the fair value of market-traded options. Employee stock options and stock purchase rights have certain characteristics, including vesting periods and non-transferability, which market-traded options do not possess. Because of the significant effect that changes in assumptions and differences in option and purchase right characteristics might have on the fair values of stock options and stock purchase rights, the models may not accurately reflect the fair values of the stock options and stock purchase rights.

During 2005, the Company granted the following stock options to its employees:

Grant Date                                         Number of Options     Exercise Price
--------------                                     -----------------     --------------
March 30, 2005                                          551,000            $  22.665
April 28, 2005                                           23,500               20.015
May 19, 2005                                              5,000               19.145

If an option recipient remains an employee of the Company, that recipient may exercise one-third of the granted options after the first, second and third anniversaries of the grant date. The exercise price of each option represents the average market price of the Company's common stock on the applicable option's date of grant. Additional provisions would apply in the event of retirement, disability, death, or termination of employment.

During the second quarter of 2005, the Company granted 22,500 shares of restricted common stock to the nonemployee members of its Board of Directors (2,500 shares per Director). Each recipient is restricted from selling, transferring, pledging or otherwise disposing of the stock until he retires from the Board of Directors. Additional provisions would apply in the event of disability, death, change of control, or removal from the Board of Directors for cause. The Company recognized the aggregate cost of these shares, approximately $0.4 million, as a selling, general and administrative (SG&A) expense during the second quarter of 2005.

Shipping and Handling Costs

The Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. The following handling costs, primarily incurred at the Company's distribution centers, were included in SG&A expenses:

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                       June 30
                                              -------------------------     -------------------------
                                                 2005           2004           2005           2004
                                              ----------     ----------     ----------     ----------
(in thousands)
Handling costs                                $    1,970     $    1,762     $    3,370     $    3,540

Interest Expense

The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents.

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                        June 30
                                                    --------------------------      --------------------------
                                                       2005            2004            2005            2004
                                                    ----------      ----------      ----------      ----------
(in thousands)
Gross interest expense                              $    3,922      $    3,382      $    7,696      $    6,761
Capitalized interest costs                                  (4)             (8)            (24)            (14)
Interest income earned on cash equivalents              (1,354)           (207)         (2,188)           (414)
                                                    ----------      ----------      ----------      ----------
Net interest expense                                $    2,564      $    3,167      $    5,484      $    6,333
                                                    ==========      ==========      ==========      ==========

Impact of Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be calculated using the fair value method presented in SFAS No. 123 and recognized in the Consolidated Financial Statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the Consolidated Financial Statements. The Company currently measures compensation costs related to share-based payments using the intrinsic value method under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the section entitled "Share-Based Payments" of Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements as to the effect on operating results of calculating its stock compensation using the fair value method presented in SFAS No. 123. The Company is required to adopt SFAS No. 123(R) starting from the first fiscal quarter of 2006. The Company expects that the adoption of SFAS No. 123(R) will have an adverse impact on its net income and income per share. The Company is currently in the process of evaluating the extent of such impact.

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

The cost to acquire CDT was $490.7 million and consisted of the exchange of common stock discussed above, change of control costs for legacy CDT management and costs incurred by Belden related directly to the acquisition. The purchase price was established primarily through the negotiation of the share exchange ratio. The share exchange ratio was intended to value both Belden and CDT so that neither company paid a premium over equity market value for the other. The Company established a new accounting basis for the assets and liabilities of CDT based upon the fair values thereof as of the Merger date. An allocation of the cost to acquire CDT to each major asset and liability caption of CDT as of the July 15, 2004 effective date of the Merger is included in Note 3, Business Combinations, to the Consolidated Financial Statements reflected in the Company's 2004 Annual Report on Form 10-K.

The Company recognized goodwill of $206.1 million related to the Merger. The Company recorded goodwill of $144.0 million during the third quarter of 2004. The Company increased the carrying cost of goodwill by $59.0 million during the fourth quarter of 2004 at the same time it decreased the carrying costs of acquired amortizable intangible assets based on a finalized independent valuation of the acquired assets and it increased to its merger-date market value an imbedded swap within the assumed subordinated convertible debentures. Goodwill increased by $0.3 million during the first quarter of 2005 at the same time the carrying costs of certain tangible assets held for sale increased to the amount of proceeds received upon their disposition. Goodwill increased by $2.8 million during the second quarter of 2005 at the same time accrued severance and other merger-related liabilities increased based on finalization of the costs necessary to complete restructuring, facility rationalization, and other merger-related activities.

Belden CDT's consolidated results of operations for the three- and six-month periods ended June 30, 2005 include the results of operations of the CDT entities. The following table presents pro forma combined results of operations for Belden CDT that are intended to provide information regarding how Belden CDT might have looked if the Merger had occurred as of the beginning of the periods presented. The amounts for the CDT entities included in this pro forma information are based on the historical results of the CDT entities and, therefore, may not be indicative of the actual results of the CDT entities when operated as part of Belden CDT. Moreover, the pro forma information does not reflect all of the changes that may result from the Merger, including, but not limited to, challenges of transition; integration and restructuring associated with the transaction; achievement of synergies; ability to retain qualified employees and existing business alliances; and customer demand for CDT products. The pro forma adjustments represent management's best estimates. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the Merger actually occurred as of the dates indicated or that may be achieved in the future.

                                                                  Three Months Ended    Six Months Ended
                                                                     June 30, 2004       June 30, 2004
                                                                  ------------------    ----------------
(in thousands, except per share data)                                 Pro forma             Pro forma
Revenues                                                          $          311,860    $        607,140
Income from continuing operations                                             11,141              14,433
Net income                                                                     7,088               8,944

Diluted income per share:
   Continuing operations                                          $              .22    $            .30
   Net income                                                                    .15                 .19

These pro forma results reflect adjustments for interest expense, depreciation, amortization and related income taxes.

Actual operating results include certain material charges and Merger-related items incurred during the respective periods, as listed below on an after-tax basis.

                                                                            Income from                      Diluted
                                                                             Continuing                    Net Income
Three Months Ended June 30, 2005                                             Operations     Net Income      per Share
--------------------------------------------------------------              -----------     ----------     ----------
(in thousands, except per share data)
Executive succession charges                                                $     3,126     $    3,126     $      .06
Merger-related plant closings and other restructuring actions                       394            394            .01
Merger-related retention awards and other compensation                              388            388            .01
Business restructuring expense and severance charges                                134            154             --
Impact of short-lived intangibles purchase adjustments                               13             13             --

                                                                            Income from                     Diluted
                                                                             Continuing                    Net Income
Six Months Ended June 30, 2005                                               Operations     Net Income      per Share
--------------------------------------------------------------              ------------    ----------     ----------
(in thousands, except per share data)
Executive succession charges                                                $     3,126     $    3,126     $      .06
Merger-related plant closings and other restructuring actions                       772            772            .02
Merger-related retention awards and other compensation                              683            683            .01
Business restructuring expense and severance charges                                539            630            .01
Impact of short-lived intangibles purchase adjustments                              231            231             --

NOTE 4: DISCONTINUED OPERATIONS

The Company currently reports four operations--Belden Communications Company
(BCC) in Phoenix, Arizona; Raydex/CDT Ltd. (RAYDEX) in Skelmersdale, United Kingdom; Montrose/CDT (MONTROSE) in Auburn, Massachusetts; and Admiral/CDT (ADMIRAL) in Wadsworth, Ohio and Barberton, Ohio--as discontinued operations. The Raydex, Montrose and Admiral operations were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were held for sale during the three- and six-month periods ended June 30, 2005.

BCC-Phoenix Operation

In March 2004, the Board of Directors of Belden decided to sell the assets of the BCC manufacturing facility in Phoenix, Arizona. BCC's Phoenix facility manufactured communications cables for the telecommunications industry. In June 2004, Belden sold certain assets to Superior Essex Communications LLC (SUPERIOR). Superior purchased certain inventory and equipment, and assumed Belden's supply agreements with major telecommunications customers, for an amount not to exceed $92.1 million. At the time the transaction closed, Belden received $82.1 million in cash ($47.1 million for inventory and $35.0 million for equipment). During the third quarter of 2004, the Company and Superior agreed to the closing-date inventory adjustment that resulted in the Company paying $3.9 million to Superior and retaining certain inventory. The Company recognized a gain of $0.4 million pretax ($0.3 million after tax) on the disposal of the inventory. The sale of the equipment resulted in no material gain or loss.

The remaining payment of $10.0 million was contingent upon Superior's retention of the assumed customer agreements. The Company received this $10.0 million payment from Superior in March 2005 and recorded an additional $6.4 million after-tax gain on the disposal of this discontinued operation during the first quarter of 2005.

In April 2005, the Company sold the land and facilities of BCC's discontinued Phoenix operation to Phoenix Van Buren Partners, LLC for $20.7 million cash. The Company recognized a gain on disposal of discontinued operations in the amount of $13.7 million pretax ($8.8 million after tax) during the second quarter of 2005.

Raydex-Skelmersdale Operation

In September 2004, the Company announced that it was in discussions with employee representatives regarding its intention to close the Raydex manufacturing facility in Skelmersdale, United Kingdom. The Skelmersdale facility manufactures twisted-pair and coaxial cables for data networking, telecommunications, and broadcast applications. During the first quarter of 2005, some of the Raydex-Skelmersdale equipment was transferred to other European locations of Belden CDT. Management does not believe the migration of revenues and cash flows from Raydex-Skelmersdale to the Company's continuing operations is material.

In July 2005, the Company sold the Skelmersdale land and buildings for $5.4 million cash. The proceeds received from the sale exceeded the carrying value of these assets by $1.9 million. The Company increased the portion of Merger consideration it previously allocated to the tangible assets of the Raydex-Skelmersdale operation and reduced the portion of Merger consideration it previously allocated to goodwill by this excess amount during the second quarter of 2005. The Company will record the disposition of the Skelmersdale facility and receipt of the $5.4 million cash in the third quarter of 2005.

Montrose Operation

In September 2004, the Company announced the pending closure and sale of its Montrose cable operation in Auburn, Massachusetts. Montrose, an unincorporated operating division of the Company, manufactures and markets coaxial and twisted-pair cable products principally for the telecommunications industry. Montrose has faced declining demand in recent years. Select equipment was transferred to other Belden CDT manufacturing locations beginning in December and the Company closed the operation during the first quarter of 2005. Management does not believe the migration of revenues and cash flows from Montrose to the Company's continuing operations is material.

In June 2005, the Company sold the land and facilities of its discontinued Montrose operation for $2.4 million cash. The carrying value of these assets exceeded the proceeds received from the sale by $1.7 million. The Company reduced the portion of Merger consideration it previously allocated to the tangible assets of Montrose and increased the portion of Merger consideration it previously allocated to goodwill by this excess amount.

Admiral Operation

In December 2004, a management buyout group purchased certain assets and assumed certain liabilities of the Company's Admiral operation in Wadsworth, Ohio for $0.3 million cash. In March 2005, the Company sold a former Admiral manufacturing facility in Barberton, Ohio for $1.5 million cash. The carrying value of this facility exceeded the proceeds received from the sale by less than $0.1 million. The Company reduced the portion of Merger consideration it previously allocated to the tangible assets of Admiral and increased the portion of Merger consideration it previously allocated to goodwill by this excess amount. Admiral, which was an unincorporated operating division of the Company, manufactured precision tire castings and was not considered a core business of the Company.

Disclosure regarding severance and other benefits related to these discontinued operations is included in Note 11, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements.

Results from discontinued operations include the following revenues and income
(loss) before taxes:

REVENUES

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                         -----------------------------     -----------------------------
                                                             2005            2004              2005             2004
                                                         ------------     ------------     ------------     ------------
(in thousands)
BCC--Phoenix                                             $         --     $     47,904     $         --     $     93,137
Raydex--Skelmersdale                                               --               --              137               --
                                                         ------------     ------------     ------------     ------------
    Networking Segment                                             --           47,904              137           93,137
                                                         ------------     ------------     ------------     ------------

Montrose                                                          338               --            2,189               --
Admiral                                                            --               --               --               --
                                                         ------------     ------------     ------------     ------------
    Electronics Segment                                           338               --            2,189               --
                                                         ------------     ------------     ------------     ------------
Total                                                    $        338     $     47,904     $      2,326     $     93,137
                                                         ============     ============     ============     ============

INCOME (LOSS) BEFORE TAXES

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                         ------------------------------      ------------------------------
                                                             2005              2004              2005              2004
                                                         ------------      ------------      ------------      ------------
(in thousands)
BCC--Phoenix                                             $     13,270      $     (4,380)     $     22,254      $     (6,717)
Raydex--Skelmersdale                                              (64)               --            (1,438)               --
                                                         ------------      ------------      ------------      ------------
    Networking Segment                                         13,206            (4,380)           20,816            (6,717)
                                                         ------------      ------------      ------------      ------------

Montrose                                                         (357)               --              (798)               --
Admiral                                                           (25)               --               (32)               --
                                                         ------------      ------------      ------------      ------------
    Electronics Segment                                          (382)               --              (830)               --
                                                         ------------      ------------      ------------      ------------
Total                                                    $     12,824      $     (4,380)     $     19,986      $     (6,717)
                                                         ============      ============      ============      ============

Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Company at June 30, 2005 that remain as part of the disposal group:

                                                       Networking Segment          Electronics Segment
                                                 ------------------------------  -----------------------
                                                      BCC           Raydex
(in thousands)                                      Phoenix      Skelmersdale     Montrose     Admiral       Total
--------------------------------------------     -------------  ---------------  ----------  -----------  -----------
Assets:
   Deferred income taxes                         $       8,356  $            --  $       --  $         5  $     8,361
   Assets held for sale                                     --            3,476          --           --        3,476
   Other current assets                                  2,423            2,018       2,034           20        6,495
                                                 -------------  ---------------  ----------  -----------  -----------
       Total current assets                      $      10,779  $         5,494  $    2,034  $        25  $    18,332
                                                 -------------  ---------------  ----------  -----------  -----------
       Total long-lived assets                   $      11,272  $            90  $    1,420  $        --  $    12,782
                                                 -------------  ---------------  ----------  -----------  -----------

Liabilities:
   Accounts payable and accrued liabilities      $       1,381  $            --  $      682  $        --  $     2,063
   Other current liabilities                             8,016               --          --           --        8,016
                                                 -------------  ---------------  ----------  -----------  -----------
       Total current liabilities                 $       9,397  $            --  $      682  $        --  $    10,079
                                                 -------------  ---------------  ----------  -----------  -----------
       Total long-term liabilities               $       1,507  $            --  $       --  $       163  $     1,670
                                                 =============  ===============  ==========  ===========  ===========

NOTE 5: SHARE INFORMATION

                                                                                            Common     Treasury
                                                                                            Stock       Stock
                                                                                            ------     --------
(number of shares in thousands)
Balance at December 31, 2003                                                                26,204         (547)
Issuance of stock:
    Exercise of stock options                                                                   --            3
    Stock compensation                                                                          --           95
    Employee stock purchase plan settlement                                                     --            4
    Retirement savings plan contributions                                                       --          111
Receipt of stock:
    Forfeiture of stock by Incentive Plans participants in lieu of cash payment of
      individual tax liabilities related to share-based compensation                            --          (13)
                                                                                            ------     --------
Balance at June 30, 2004                                                                    26,204         (347)
                                                                                            ======     ========

Balance at December 31, 2004                                                                50,211       (3,009)
ISSUANCE OF STOCK:
    EXERCISE OF STOCK OPTIONS                                                                  122           29
    STOCK COMPENSATION                                                                          --           10
RECEIPT OF STOCK:
    FORFEITURE OF STOCK BY INCENTIVE PLANS PARTICIPANTS IN LIEU OF CASH PAYMENT
      OF INDIVIDUAL TAX LIABILITIES RELATED TO SHARE-BASED COMPENSATION                         --          (13)
    SHARE REPURCHASE PROGRAM                                                                    --         (713)
                                                                                            ------     --------
BALANCE AT JUNE 30, 2005                                                                    50,333       (3,696)
                                                                                            ======     ========

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. From that date through June 30, 2005, the Company repurchased approximately 0.7 million shares of its common stock at an aggregate cost of $14.7 million. From July 1, 2005 through August 1, 2005, the Company repurchased approximately an additional 0.5 million shares of its common stock at an aggregate cost of $11.1 million.

NOTE 6: INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Except for additional potential shares associated with convertible subordinated debentures, additional potential shares are calculated based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company's common stock during the period. Additional potential shares associated with convertible subordinated debentures are calculated by dividing the principal amount of the debentures by their conversion price. The Company's additional potential dilutive shares currently consist of stock options, nonvested restricted stock and convertible subordinated debentures. Nonvested restricted stock carries dividend and voting rights but is not included in the weighted average number of common shares outstanding used to compute basic income (loss) per share.

                                                                         Three Months Ended              Six Months Ended
                                                                              June 30,                        June 30,
                                                                     --------------------------      --------------------------
                                                                        2005            2004            2005            2004
                                                                     ----------      ----------      ----------      ----------
(in thousands, except per share amounts)
Numerator for basic income (loss) per share:
    Income from continuing operations                                $   10,546      $    6,195      $   19,070      $    9,958
    Loss from discontinued operations                                      (544)         (5,823)         (2,425)         (7,319)
    Gain on disposal of discontinued operations                           8,763           3,020          15,163           3,020
                                                                     ----------      ----------      ----------      ----------
       Net income                                                    $   18,765      $    3,392      $   31,808      $    5,659
                                                                     ==========      ==========      ==========      ==========
Numerator for diluted income (loss) per share:
    Income from continuing operations                                $   10,546      $    6,195      $   19,070      $    9,958
    Tax-effected interest expense on convertible
       subordinated debentures                                              678              --           1,356              --
                                                                     ----------      ----------      ----------      ----------
       Adjusted income from continuing operations                        11,224           6,195          20,426           9,958
       Loss from discontinued operations                                   (544)         (5,823)         (2,425)         (7,319)
       Gain on disposal of discontinued operations                        8,763           3,020          15,163           3,020
                                                                     ----------      ----------      ----------      ----------
           Adjusted net income                                       $   19,443      $    3,392      $   33,164      $    5,659
                                                                     ==========      ==========      ==========      ==========
Denominator:
    Denominator for basic income (loss) per share--weighted
      average shares                                                     46,971          25,546          46,989          25,504
    Effect of dilutive common stock equivalents                           6,501             286           6,579             323
                                                                     ----------      ----------      ----------      ----------
    Denominator for diluted income (loss) per share--
      adjusted weighted average shares                                   53,472          25,832          53,568          25,827
                                                                     ==========      ==========      ==========      ==========
Basic income (loss) per share:
    Continuing operations                                            $      .22      $      .24      $      .41      $      .39
    Discontinued operations                                                (.01)           (.23)           (.05)           (.29)
    Disposal of discontinued operations                                     .19             .12             .32             .12
    Net income                                                              .40             .13             .68             .22
                                                                     ==========      ==========      ==========      ==========
Diluted income (loss) per share:
    Continuing operations                                            $      .21      $      .24      $      .38      $      .39
    Discontinued operations                                                (.01)           (.23)           (.04)           (.29)
    Disposal of discontinued operations                                     .16             .12             .28             .12
    Net income                                                              .36             .13             .62             .22
                                                                     ==========      ==========      ==========      ==========

For the three months ended June 30, 2005 and 2004, the Company did not include
3.2 million and 2.4 million outstanding stock options, respectively, in its development of the denominators used in the diluted income (loss) per share computations because the exercise prices of these options were greater than the respective average market price of the Company's common stock during those periods.

For the six months ended June 30, 2005 and 2004, the Company did not include 2.8 million and 2.4 million outstanding stock options, respectively, in its development of the denominators used in the diluted income (loss) per share computations because the exercise prices of these options were greater than the respective average market price of the Company's common stock during those periods.

The Company repurchased approximately 0.5 million shares of its common stock in the open market between July 1, 2005 and August 1, 2005. Had the Company purchased these shares prior to June 30, 2005, the denominators used for the calculation of basic income per share and diluted income per share would have been approximately 46.7 million and 53.2 million, respectively, for the three months ended June 30, 2005 and 46.8 million and 53.4 million, respectively, for the six months ended June 30, 2005.

NOTE 7: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components--net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income
(loss) is comprised of (a) adjustments that result from translation of the Company's foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in the Company's financial statements, and (c) minimum pension liability adjustments.

The components of comprehensive income (loss) were as follows:

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                      --------------------------      --------------------------
                                                                         2005            2004            2005            2004
                                                                      ----------      ----------      ----------      ----------\
(in thousands)
Net income                                                            $   18,765      $    3,392      $   31,808      $    5,659
Adjustments to foreign currency translation component of
   equity                                                                (16,003)            800         (30,644)            329
Adjustments to minimum pension liability                                      96              (1)            202              17
                                                                      ----------      ----------      ----------      ----------
   Comprehensive income                                               $    2,858      $    4,191      $    1,366      $    6,005
                                                                      ==========      ==========      ==========      ==========

The components of accumulated other comprehensive income (loss) were as follows:

                                                                     JUNE 30,        December 31,
                                                                       2005              2004
                                                                   ------------      ------------
(in thousands)
Foreign currency translation component of equity                   $     15,122      $     45,766
Minimum pension liability, net of deferred tax benefit of
    $10,371 at June 30, 2005 and $10,421 at December 31,
    2004                                                                (17,702)          (17,904)
                                                                   ------------      ------------
    Accumulated other comprehensive income (loss)                  $     (2,580)     $     27,862
                                                                   ============      ============

NOTE 8: INVENTORIES

The major classes of inventories were as follows:

                                                              JUNE 30,        December 31,
                                                                2005              2004
                                                            ------------      ------------
(in thousands)
Raw materials                                               $     60,377      $     55,229
Work-in-process                                                   45,202            38,921
Finished goods                                                   147,880           151,753
Perishable tooling and supplies                                    3,761             3,822
                                                            ------------      ------------
    Gross inventories                                            257,220           249,725
Obsolescence and other reserves                                  (18,396)          (22,691)
                                                            ------------      ------------
    Net inventories                                         $    238,824      $    227,034
                                                            ============      ============

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

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

The carrying values of property, plant and equipment were as follows:

                                                                                      JUNE 30,        December 31,
                                                                                        2005              2004
                                                                                    ------------      ------------
(in thousands)
Land and land improvements                                                          $     30,700      $     33,089
Buildings and leasehold improvements                                                     134,435           139,990
Machinery and equipment                                                                  427,789           442,078
Construction in process                                                                   21,452            10,071
                                                                                    ------------      ------------
  Gross property, plant and equipment                                                    614,376           625,228
Accumulated depreciation                                                                (289,556)         (286,981)
                                                                                    ------------      ------------
  Net property, plant and equipment                                                 $    324,820      $    338,247
                                                                                    ============      ============

Disposals

In February 2005, the Company sold a Fort Lauderdale, Florida manufacturing facility that was acquired in the Merger for $1.4 million. The proceeds received from the sale exceeded the carrying value of this facility by less than $0.1 million. The Company increased the portion of Merger consideration it previously allocated to the assets and reduced the portion of Merger consideration it previously allocated to goodwill by this excess amount.

The Company sold certain fully impaired equipment and technology used for the production of deflection coils during the second quarter of 2003 and received a cash payment of $1.3 million. The Company could not receive the remaining $0.4 million of the contracted purchase amount or recognize a gain on the sale of the equipment until certain technical conditions of the sale were fulfilled. During the second quarter of 2004, the technical conditions of the sale were fulfilled, the Company received the remainder of the contracted purchase amount, and the Company recognized a gain on the divestiture in the amount of $1.7 million pretax ($1.1 million after tax) as other nonoperating income in the Consolidated Statement of Operations.

NOTE 10: INTANGIBLE ASSETS

The carrying values of intangible assets were as follows:

                                                                                    JUNE 30,        December 31,
                                                                                      2005              2004
                                                                                  ------------      ------------
(in thousands)
Customer relations                                                                $     54,792      $     55,702
Developed technologies                                                                   6,216             6,558
Favorable contracts                                                                      1,094             1,094
Backlog                                                                                  2,000             2,357
                                                                                  ------------      ------------
  Gross amortizable intangible assets                                                   64,102            65,711
Accumulated amortization                                                                (4,886)           (3,093)
                                                                                  ------------      ------------
  Net amortizable intangible assets                                                     59,216            62,618
Trademarks, net of accumulated amortization of $309 at June 30, 2005 and $341
  at December 31, 2004                                                                  15,054            15,648
Goodwill, net of accumulated amortization of $12,504 at June 30, 2005 and
  $12,640 at December 31, 2004                                                         285,044           286,163
                                                                                  ------------      ------------
  Net intangible assets                                                           $    359,314      $    364,429
                                                                                  ============      ============

Segment Allocation

The Electronics segment and the Networking segment reported goodwill, net of accumulated amortization, at June 30, 2005 in the amounts of $128.5 million and $7.1 million, respectively. Goodwill allocated to the Electronics segment and the Networking segment decreased by $0.4 million and $0.7 million, respectively, from December 31, 2004 because of the impact of translation on goodwill denominated in currencies other than the United States dollar. Goodwill of $149.4 million has not been assigned to any specific segment. Management believes it benefits the entire Company because it represents acquirer-specific synergies unique to the Merger and is therefore recognized in the F&A financial records. Goodwill recognized in the Finance & Administration (F&A) financial records decreased by $0.1 million from December 31, 2004 because of adjustments in the allocation of the Merger consideration to the assets of the legacy CDT operations.

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The carrying values of accounts payable and accrued liabilities were as follows:

                                                                         JUNE 30,       December 31,
                                                                           2005             2004
                                                                       ------------     ------------
(in thousands)
Trade accounts payable                                                 $    109,477     $     77,591
Wages, severance and related taxes                                           35,048           39,876
Employee benefits                                                            39,308           37,351
Interest                                                                      5,767            5,804
Other (individual items less than 5% of total current liabilities)           33,880           24,413
                                                                       ------------     ------------
  Total accounts payable and accrued liabilities                       $    223,480     $    185,035
                                                                       ============     ============

Accrued Severance and Other Related Benefits Under 2003 Restructuring Plans

The Company recorded severance and other related benefits costs in the amount of $2.7 million in 2003 related to personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and within the Networking segment in the United Kingdom as operating expense ($1.4 million in cost of sales and $1.3 million in SG&A expenses). The Company notified 132 employees, prior to December 31, 2003, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in the amount of $0.2 million related to personnel reductions within the Electronics segment in the Netherlands as SG&A expenses. One employee was notified, prior to March 31, 2004, of the pending termination as well as the amount of severance and other related benefits he should expect to receive.

In the second quarter of 2004, the Company was notified by Inland Revenue that it owed an additional $0.4 million in other benefits related to severance paid in the fourth quarter of 2003 to terminated employees within the Company's Networking segment in the United Kingdom. The Company recorded these other benefits costs as cost of sales during the second and fourth quarters of 2004.

Accrued Severance and Other Related Benefits Under 2004 Restructuring Plans

The Company recorded severance and other related benefits costs in the amount of $0.3 million in the first quarter of 2004 related to personnel reductions within the Electronics segment in Canada as SG&A expense. Two employees were notified, prior to March 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. The Company recorded severance and other related benefits costs in the amount of $10.7 million in the second, third and fourth quarters of 2004 related to (1) personnel reductions within the Electronics segment in the United States, Canada, the Netherlands and Germany and (2) personnel reductions in the Networking segment in the United States as operating expense ($9.9 million in cost of sales and $0.8 million in SG&A expenses). The Company also recorded severance and other related benefits costs in the amount of $1.1 million in the third and fourth quarters of 2004 and $0.7 million in the first and second quarters of 2005 related to the pending closure of its Electronics segment manufacturing facility in Essex Junction, Vermont in cost of sales. The Company notified 232 employees, prior to December 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

On June 1, 2004, the Company announced its decision to close its BCC manufacturing facility in Phoenix, Arizona. The Company recognized severance and other related benefits costs of $4.8 million, $0.8 million, and $0.1 million in loss from discontinued operations during the second and third quarters of 2004 and the first quarter of 2005, respectively. The Company notified 889 employees, prior to June 30, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

On September 10, 2004, the Company announced its decision to close legacy CDT operations in Skelmersdale, United Kingdom and Auburn, Massachusetts and to reduce personnel at several other legacy CDT locations. As of the acquisition date, the Company accrued severance and other related benefits costs of $16.7 million associated with the closures and the personnel reductions. During the second quarter of 2005, the Company accrued an additional $2.6 million of severance and other related benefits costs resulting from the finalization of restructuring plans. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire CDT in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The number of employees eligible for severance payments because of these actions was 523.

During the second quarter of 2005, the Company decided to terminate its restructuring plans for certain legacy CDT operations in North America because of improved capacity utilization at those operations. The Company reduced accrued severance and other related benefits by $0.9 million and reduced the portion of Merger consideration it had previously allocated to goodwill by this same amount. This action reduced the number of employees eligible for severance payments at June 30, 2005 by 71.

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

The following table sets forth termination activity that occurred during the three- and six-month periods ended June 30, 2005:

                                                                                                       Total Number
                                                                                        Total          of Employees
                                                                                       Accrued         Eligible for
                                                                                    Severance and     Severance and
                                                                                    Other Related     Other Related
                                                     2003 Plans      2004 Plans        Benefits          Benefits
                                                     ----------      ----------     -------------     -------------
(in thousands, except number of employees)
Balance at December 31, 2004                         $      542      $   19,898     $      20,440               722
Merger-related activities:
   Cash payments/terminations                                --          (3,269)           (3,269)             (192)
   Foreign currency translation                              --             (89)              (89)               --
   Other adjustments                                         --             (62)              (62)                7
Other activities:
   Cash payments/terminations                              (137)         (2,656)           (2,793)              (97)
   New charges (1)                                            1             587               588                --
   Foreign currency translation                             (17)           (437)             (454)               --
   Other adjustments                                         --             (72)              (72)               (3)
                                                     ----------      ----------     -------------     -------------
Balance at March 31, 2005 (2)                               389          13,900            14,289               437
Merger-related activities:
   Cash payments/terminations                                --          (2,307)           (2,307)             (139)
   New charges (3)                                           --           2,625             2,625                19
   Foreign currency translation                              --             (18)              (18)               --
   Other adjustments                                         --            (951)             (951)              (63)
Other activities:
   Cash payments/terminations                              (147)         (1,874)           (2,021)              (86)
   New charges                                               --             250               250                 3
   Foreign currency translation                              (8)           (368)             (376)               --
   Other adjustments                                         --             (44)              (44)               --
                                                     ----------      ----------     -------------     -------------
Balance at June 30, 2005 (4)                         $      234      $   11,213     $      11,447               171
                                                     ==========      ==========     =============     =============

(1)   Includes charges totaling $0.1 million related to discontinued operations

(2) Includes severance and other related benefits totaling $2.8 million and 174 applicable employees related to discontinued operations

(3)   Includes charges totaling $0.2 million related to discontinued operations

(4) Includes accrued severance and other related benefits totaling $0.9 million and 28 applicable employees related to discontinued operations

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Executive Succession Costs

In May 2005, the Company's President and Chief Executive Officer (CEO) announced his intention to retire as soon as a replacement could be hired and a mutually agreed-upon period of transition had elapsed. At the time of this announcement, the Company and its CEO also executed amendments to the Change of Control Employment Agreement dated July 31, 2001 between the Company and the CEO and the Retention Award Letter Agreement dated June 28, 2004 between the Company and the CEO. Under these amendments, the CEO would, upon retirement, receive a certain amount of compensation and benefits and all nonvested restricted stock and nonvested stock options previously granted to the CEO would immediately vest. The Company recognized SG&A expense of $5.1 million in the second quarter of 2005 related to the CEO's anticipated retirement and associated outside executive succession consulting services.

NOTE 12: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Credit Agreement

There were no outstanding borrowings at June 30, 2005 under the Company's credit agreement dated October 9, 2003. The Company had $27.9 million in borrowing capacity available at June 30, 2005.

Short-Term Borrowings

At June 30, 2005, the Company had unsecured, uncommitted arrangements with ten banks under which it could borrow up to $8.7 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at June 30, 2005.

Convertible Subordinated Debentures

At June 30, 2005, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.1 million shares of common stock, at a conversion price of $18.069 per share, upon the occurrence of certain events. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 13, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. At June 30, 2005, one of these conditions--the closing sale price of the Company's common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender--had been satisfied. As of August 1, 2005, no holders of the debentures have surrendered their debentures for conversion into shares of the Company's common stock.

The 6.1 million shares of common stock that would be issued if the debentures were converted are included in the Company's calculation of diluted income/loss per share for the three- and six-month periods ended June 30, 2005.

NOTE 13: INCOME TAXES

Income tax expense of $10.0 million for the six months ended June 30, 2005 resulted from income from continuing operations before taxes of $29.1 million. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the six months ended June 30, 2005 are analyzed below:

Six Months Ended June 30, 2005                                Amount          Rate
------------------------------------------                  ----------      --------
(in thousands, except rate data)
Provision at statutory rate                                 $   10,190          35.0%
State income taxes                                                 998           3.4%
Change in deferred tax valuation allowance                          33           0.1%
Lower foreign tax rates and other, net                          (1,176)         (4.0)%
                                                            ----------      --------
Total tax expense                                           $   10,045          34.5%
                                                            ==========      ========

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Taxpayers may elect to apply this provision to qualifying earnings repatriations in either 2004 or 2005. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for an exception to recognizing deferred tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes, and would require explanatory disclosures from those who need additional time to complete such an evaluation. The Company is in the process of evaluating the repatriation provisions, but has not completed its analysis. An estimate of the impact of this provision (if any) cannot be determined at this point.

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

The following table provides the components of net periodic benefit costs for the plans:

                                                                                    Other Postretirement
                                                    Pension Obligations                  Obligations
                                                 --------------------------      --------------------------
Three Months Ended June 30,                         2005            2004            2005            2004
-------------------------------------            ----------      ----------      ----------      ----------
(in thousands)
Service cost                                     $    1,977      $    1,635      $      129      $        8
Interest cost                                         3,191           2,699             577             223
Expected return on plan assets                       (3,533)         (2,794)             --              --
Amortization of prior service cost                      (10)              4             (27)            (26)
Net (gain) loss recognition                             843             578             155             149
                                                 ----------      ----------      ----------      ----------
     Net periodic benefit cost                   $    2,468      $    2,122      $      834      $      354
                                                 ==========      ==========      ==========      ==========

                                                                                    Other Postretirement
                                                     Pension Obligations                Obligations
                                                 --------------------------      --------------------------
Six Months Ended June 30,                           2005            2004            2005            2004
-------------------------------------            ----------      ----------      ----------      ----------
(in thousands)
Service cost                                     $    4,709      $    3,582      $      241      $       15
Interest cost                                         6,631           5,494           1,173             465
Expected return on plan assets                       (7,436)         (6,026)             --              --
Amortization of prior service cost                      (20)             (6)            (54)            (52)
Net (gain) loss recognition                           1,742           1,064             310             215
                                                 ----------      ----------      ----------      ----------
     Net periodic benefit cost                   $    5,626      $    4,108      $    1,670      $      643
                                                 ==========      ==========      ==========      ==========

The following table provides actual and anticipated contributions to the Company's pension plans and other postretirement plans:

                                                                                                           Other
                                                                                      Pension          Postretirement
                                                                                    Obligations          Obligations
                                                                                  ---------------      --------------
(in thousands)
Actual contributions for the three months ended June 30, 2005                     $         5,859      $          599
Actual contributions for the six months ended June 30, 2005                                10,756               1,133
Anticipated contributions for the year ended December 31, 2005                             23,100               2,400

NOTE 15: CONTINGENT LIABILITIES

General

Various claims are asserted against the Company in the ordinary course of business including those pertaining to income tax examinations and product liability, customer, employment, vendor and patent matters. Based on facts currently available, management believes that the disposition of the claims that are pending or asserted will not have a materially adverse effect on the financial position, results of operations or cash flow of the Company.

Letters of Credit, Guarantees and Bonds

At June 30, 2005, the Company was party to unused standby letters of credit and unused bank guarantees totaling $10.3 million and $4.8 million, respectively. The Company also maintains surety bonds totaling $4.6 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, retirement benefits in Germany and the importation of product into the United States and Canada.

Severance and Other Related Benefits

The Company completed the sale of part of its business in Germany to a management-led buyout group in October 2003. The Company will retain liability for severance and other related benefits, estimated at $1.5 million on June 30, 2005, in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees' duration of employment with the buyout group. The Company will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

Affiliate Guarantees

An affiliate guarantee is a contingent commitment issued by either Belden CDT Inc. or one of its subsidiaries to guarantee the performance of either Belden CDT Inc. or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these affiliate guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from contractual terms of 1 year to 12 years (unexpired terms of 1 year to 5 years). The only affiliate guarantees outstanding at June 30, 2005 are the guarantees executed by Belden Wire & Cable Company related to the $136.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $3.7 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments Belden CDT Inc. or its subsidiaries could be required to make under these affiliate guarantees at June 30, 2005 is $139.7 million. The Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

NOTE 16: BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its operations through two business segments--Electronics and Networking. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products primarily with industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMS). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.

The Company evaluates business segment performance and allocates resources based on operating income before interest and income taxes. Operating income of the two principal business segments include all the ongoing costs of operations. Allocations to or from these business segments are not significant. Transactions between the business segments are conducted on an arms-length basis. With the exception of certain unallocated tax assets, substantially all the business assets are utilized by the business segments.

Effective January 1, 2005, the Company began accounting for all internal sourcing of product between its business segments as affiliate sales and directed any business segment that sold product it had sourced from an affiliate to recognize profit applicable to both the manufacturing and selling efforts. In prior years, a business segment that sold product it had sourced from an affiliate only recognized profit margin applicable to the selling effort. The Company made this change as a result of increased transactions between its business segments largely resulting from the Merger. The Company believes this change provides more useful information for purposes of making decisions about allocating resources to the business segments and assessing their performance. The Company has reclassified the business segment information presented for the three- and six-month periods ended June 30, 2004 to reflect business segment performance as if the Company had implemented this new accounting procedure effective January 1, 2004.

Business Segment Information

Amounts reflected in the column entitled F&A in the tables below represent corporate headquarters operating, treasury and income tax expenses. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues and cost of sales.

THREE MONTHS ENDED JUNE 30, 2005                ELECTRONICS     NETWORKING        F&A      ELIMINATIONS       TOTAL
--------------------------------                -----------     ----------      -------    ------------     ---------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                      $   197,618     $  140,083      $    --    $         --     $  337,701
AFFILIATE REVENUES                                   23,917          4,123           --         (28,040)            --
SEGMENT OPERATING INCOME (LOSS)                      27,007          8,667      (11,942)         (4,998)        18,734
SEGMENT IDENTIFIABLE ASSETS (1)                     689,635        341,989      512,230        (167,013)     1,376,841

Three Months Ended June 30, 2004                Electronics     Networking        F&A      Eliminations       Total
--------------------------------                -----------     ----------      -------    ------------     ---------
(in thousands)
External customer revenues                      $   123,416     $   60,891      $    --    $         --     $  184,307
Affiliate revenues                                   24,043            208           --         (24,251)            --
Segment operating income (loss)                      14,179          4,031       (4,058)         (4,276)         9,876
Segment identifiable assets (1)                     347,997        108,625      342,080         (96,386)       702,316

(1)   Excludes assets of discontinued operations

SIX MONTHS ENDED JUNE 30, 2005                  ELECTRONICS     NETWORKING        F&A      ELIMINATIONS       TOTAL
-------------------------------                 -----------     ----------      -------    ------------     ---------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                      $   382,478     $  264,334      $    --    $         --     $  646,812
AFFILIATE REVENUES                                   50,152          5,805           --         (55,957)            --
SEGMENT OPERATING INCOME (LOSS)                      47,582         15,556      (17,912)        (10,291)        34,935

Six Months Ended June 30, 2004                  Electronics     Networking        F&A      Eliminations       Total
-------------------------------                 -----------     ----------      -------    ------------     ---------
(in thousands)
External customer revenues                      $   236,366     $  118,044      $    --    $         --     $  354,410
Affiliate revenues                                   49,017            646           --         (49,663)            --
Segment operating income (loss)                      26,637          8,213       (8,266)         (7,839)        18,745

Total segment operating income differs from net income reported in the Consolidated Statements of Operations as follows:

                                                         Three Months Ended              Six Months Ended
                                                             June 30,                         June 30,
                                                    --------------------------      --------------------------
                                                       2005            2004            2005            2004
                                                    ----------      ----------      ----------      ----------
(in thousands)
Total segment operating income                      $   18,734      $    9,876      $   34,935      $   18,745
Interest expense, net                                   (2,564)         (3,167)         (5,484)         (6,333)
Minority interest                                         (169)             --            (336)             --
Other nonoperating income                                   --           1,732              --           1,732
Income tax expense                                      (5,455)         (2,246)        (10,045)         (4,186)
                                                    ----------      ----------      ----------      ----------
Income from continuing operations                       10,546           6,195          19,070           9,958
Loss from discontinued operations (1)                     (544)         (5,823)         (2,425)         (7,319)
Gain on disposal of discontinued operations (2)          8,763           3,020          15,163           3,020
                                                    ----------      ----------      ----------      ----------
Net income                                          $   18,765      $    3,392      $   31,808      $    5,659
                                                    ==========      ==========      ==========      ==========

(1)   Net of tax benefit of $324, $3,276, $1,281, and $4,117, respectively

(2)   Net of tax expense of $4,929, $1,699, $8,529 and $1,699, respectively

Geographic Information

The following table identifies revenues by geographic region based on the location of the customer.

                                                  2005                          2004
                                       --------------------------    --------------------------
                                                       PERCENT OF                    Percent of
Three Months Ended June 30,              REVENUES       REVENUES       Revenues       Revenues
---------------------------------      ------------    ----------    ------------    ----------
(in thousands, except % data)
United States                          $    169,899          50.3%   $     97,056          52.7%
Canada                                       33,265           9.9%         11,859           6.4%
United Kingdom                               42,078          12.5%         29,136          15.8%
Continental Europe                           63,310          18.7%         27,405          14.9%
Rest of World                                29,149           8.6%         18,851          10.2%
                                       ------------    ----------    ------------    ----------
Total                                  $    337,701         100.0%   $    184,307         100.0%
                                       ============    ==========    ============    ==========

                                                  2005                          2004
                                       --------------------------    --------------------------
                                                       PERCENT OF                    Percent of
Six Months Ended June 30,                REVENUES       REVENUES       Revenues       Revenues
----------------------------------     ------------    ----------    ------------    ----------
(in thousands, except % data)
United States                          $    325,340          50.3%   $    188,549          53.2%
Canada                                       64,264           9.9%         24,424           6.9%
United Kingdom                               78,347          12.1%         53,958          15.2%
Continental Europe                          125,153          19.4%         51,900          14.7%
Rest of World                                53,708           8.3%         35,579          10.0%
                                       ------------    ----------    ------------    ----------
Total                                  $    646,812         100.0%   $    354,410         100.0%
                                       ============    ==========    ============    ==========

NOTE 17: MINIMUM REQUIREMENTS CONTRACT

The Company has a contractual agreement with a Networking segment customer that requires the customer to pay the Company compensation or purchase quantities of product from the Company generating at a minimum $3.0 million in gross profit per annum according to contractual terms through 2005.

During 2004, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $3.0 million in other operating income during the quarter ended December 31, 2004. The Company received the $3.0 million payment from the customer in June 2005.

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

The following information is included in Note 3, Business Combination, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

   - The number of shares of the Company's common stock outstanding after consummation of the Merger,

   - The relative ownership percentages of former CDT stockholders and former Belden stockholders in the Company,

   -  The cost of the Merger,

   -  The amount of goodwill recorded by the Company related to the Merger, and

   - Unaudited pro forma summary results presenting selected operating information for the Company as if the Merger and the one-for-two reverse stock split had been completed as of January 1, 2004.

DISCONTINUED OPERATIONS

The Company currently reports four operations--the Belden Communications
Company (BCC) operation in Phoenix, Arizona; the Raydex/CDT Ltd. (RAYDEX) operation in Skelmersdale, United Kingdom; the Montrose/CDT (MONTROSE) operation in Auburn, Massachusetts; and the Admiral/CDT (ADMIRAL) operation in Wadsworth, Ohio and Barberton, Ohio--as discontinued operations. Each of these operations is reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Raydex, Montrose and Admiral operations were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were held for sale during the three- and six-month periods ended June 30, 2005.

Discussion regarding each operation, including (1) a listing of revenues and income (loss) before income taxes generated by each operation during the three- and six-month periods ended June 30, 2005 and 2004 and (2) a listing of the major classes of assets and liabilities belonging to each operation at June 30, 2005 that remain as part of the disposal group, is included in Note 4, Discontinued Operations, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing consolidated operating results.

                                                          Three Months Ended                   Six Month Ended
                                                               June 30,                            June 30,
                                                    ------------------------------      ------------------------------
                                                        2005              2004              2005              2004
                                                    ------------      ------------      ------------      ------------
(In thousands)
Revenues                                            $    337,701      $    184,307      $    646,812      $    354,410
Gross profit                                              75,214            34,105           140,345            68,203
Operating income                                          18,734             9,876            34,935            18,745
Interest expense                                          (2,564)           (3,167)           (5,484)           (6,333)
Income from continuing operations before taxes            16,001             8,441            29,115            14,144
Income from continuing operations                         10,546             6,195            19,070             9,958
Loss from discontinued operations (1)                       (544)           (5,823)           (2,425)           (7,319)
Gain on disposal of discontinued operations (2)            8,763             3,020            15,163             3,020
Net income                                                18,765             3,392            31,808             5,659

(1)   Net of tax benefit of $324, $3,276, $1,281 and $4,117, respectively

(2)   Net of tax expense of $4,929, $1,699, $8,529 and $1,699, respectively

BUSINESS SEGMENTS

The Company conducts its operations through two business segments--Electronics and Networking. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products primarily with industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMS). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.

Effective January 1, 2005, the Company began accounting for all internal sourcing of product between its business segments as affiliate sales and directed any business segment that sold product it had sourced from an affiliate to recognize profit margin applicable to both the manufacturing and selling efforts. In prior years, a business segment that sold product it had sourced from an affiliate only recognized profit margin applicable to the selling effort. The Company made this change as a result of increased transactions between its business segments largely resulting from the Merger. The Company believes this change provides more useful information for purposes of making decisions about allocating resources to the business segments and assessing their performance. The Company has reclassified the business segment information presented for the three- and six-month periods ended June 30, 2004 to reflect business segment performance as if the Company had implemented this new accounting procedure effective January 1, 2004.

The following table sets forth information comparing the Electronics segment operating results.

                                            Three Months Ended                   Six Months Ended
                                                 June 30,                            June 30,
                                      ------------------------------      ------------------------------
                                          2005              2004              2005              2004
                                      ------------      ------------      ------------      ------------
(In thousands, except % data)
External customer revenues            $    197,618      $    123,416      $    382,478      $    236,366
Affiliate revenues                          23,917            24,043            50,152            49,017
                                      ------------      ------------      ------------      ------------
Total revenues                             221,535           147,459           432,630           285,383
Operating income                            27,007            14,179            47,582            26,637
   As a percent of total revenues             12.2%              9.6%             11.0%              9.3%

The following table sets forth information comparing the Networking segment operating results.

                                            Three Months Ended                   Six Months Ended
                                                 June 30,                            June 30,
                                      ------------------------------      ------------------------------
                                          2005              2004              2005              2004
                                      ------------      ------------      ------------      ------------
(In thousands, except % data)
External customer revenues            $    140,083      $     60,891      $    264,334      $    118,044
Affiliate revenues                           4,123               208             5,805               646
                                      ------------      ------------      ------------      ------------
Total revenues                             144,206            61,099           270,139           118,690
Operating income                             8,667             4,031            15,556             8,213
   As a percent of total revenues              6.0%              6.6%              5.8%              6.9%

RESULTS OF OPERATIONS--

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004 CONTINUING OPERATIONS CONSOLIDATED REVENUES

Revenues generated in the three months ended June 30, 2005 increased 83.2% to $337.7 million from revenues generated in the three months ended June 30, 2004 of $184.3 million because of the impact of the Merger, increased selling prices, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during the second quarter of 2005 totaled $141.7 million and contributed 76.9 percentage points of revenue increase.

The impact of increased product pricing contributed 3.7 percentage points of revenue increase during the second quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the Company during 2004 and 2005 across most product lines in response to increases in the costs of copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 2.4 percentage points of revenue increase.

The impact of increased unit sales generated during the three months ended June 30, 2005 contributed 0.2 percentage points of revenue increase. Higher unit sales of products with video/sound/security and transportation/defense applications were partially offset by volume decreases in sales of products with industrial and networking/communications applications.

Revenues generated on sales of product to customers in the United States, representing 50.3% of the Company's total revenues generated during the three months ended June 30, 2005, increased by 75.0% compared with revenues generated during the same period in 2004. Absent the impact of the Merger, sales of product to customers in the United States decreased by 2.7%. This decrease resulted primarily from a shift from the Company's traditional Belden-branded networking products to the Company's Mohawk-branded networking products. This decrease was partially offset by the impact of sales price increases implemented during 2004 and 2005, increased project activity requiring products with video/sound/security and transportation/defense applications, and increased demand for multi-mode fiber optic cable products and structured wiring components.

Revenues generated on sales of product to customers in Canada represented 9.9% of the Company's total revenues for the quarter ended June 30, 2005. Canadian revenues for the second quarter of 2005 increased by 180.5% compared with revenues for the second quarter of 2004. Absent the impact of the Merger and favorable currency translation on product sold by the Company's international operations to customers in Canada, revenues generated for the second quarter of 2005 increased by 22.0% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005 and increased project activity requiring products with industrial applications.

Revenues generated on sales of product to customers in the United Kingdom, representing 12.5% of the Company's total revenues generated during the second quarter of 2005, increased by 44.4% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in the United Kingdom, revenues generated for the second quarter of 2005 increased by 26.2% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005 and the addition of Belden-branded products to the portfolios of several United Kingdom distributors who have historically carried only CDT-branded products.

Revenues generated on sales of product to customers in Continental Europe represented 18.7% of the Company's total revenues for the quarter ended June 30, 2005. Continental European revenues generated during the second quarter of 2005 increased by 131.0% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in Continental Europe, revenues generated during the second quarter of 2005 decreased by 9.8% compared with revenues generated during the same period of 2004. This decrease resulted primarily from (1) nonrecurring sales of product for the Athens Olympic Games in the second quarter of 2004 and (2) the Company's decision to cease production of cord products and assemblies in Continental Europe during the first quarter of 2005.

Revenues generated on sales of product to customers in the rest of the world, representing 8.6% of the Company's total revenues generated during the three months ended June 30, 2005, increased by 54.6% from the same period in 2004. Absent the impact of the Merger and favorable currency translation of products sold by the Company's international operations to customers in the Latin America, Asia/Pacific and Africa/Middle East markets, revenues generated during the second quarter of 2005 increased by 32.2% compared with revenues generated during the same period in 2004. This increase represented the impact of sales price increases implemented during 2004 and 2005 and higher demand in all three markets.

CONTINUING OPERATIONS CONSOLIDATED COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings for the three months ended June 30, 2005 and 2004.

                                                                                                 Percent
                                                                                                 Increase
                                                                                               2005 Compared
Three Months Ended June 30,                                   2005               2004            With 2004
----------------------------------------------            ------------       ------------      -------------
(in thousands, except % data)
Gross profit                                              $     75,214       $     34,105          120.5%
   As a percent of revenues                                       22.3%              18.5%

Operating income                                          $     18,734       $      9,876           89.7%
   As a percent of revenues                                        5.5%               5.4%

Income from continuing operations before taxes            $     16,001       $      8,441           89.6%
   As a percent of revenues                                        4.7%               4.6%

Income from continuing operations                         $     10,546       $      6,195           70.2%
   As a percent of revenues                                        3.1%               3.4%

Gross profit increased 120.5% to $75.2 million in the three months ended June 30, 2005 from $34.1 million in the three months ended June 30, 2004 primarily because of the addition of gross profit generated by CDT operations during the quarter, the impact of sales price increases implemented during 2004 and 2005, and the favorable impact of currency translation on the gross profit generated by the Company's international operations. Also contributing to the favorable gross profit comparison were the current-quarter impact of material, labor and overhead cost reduction initiatives, the impact of production outsourcing in Europe during the second quarter of 2004, and the impact of a 2003 production capacity rationalization initiative in Europe that resulted in lower output, higher scrap and increased maintenance costs during the second quarter of 2004.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas and severance and other related benefits costs totaling $0.2 million related to the closure of a manufacturing facility in the United States.

Gross profit as a percent of revenues increased by 3.8 percentage points from the prior year because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

Operating income increased 89.7% to $18.7 million for the three months ended June 30, 2005 from $9.9 million for the three months ended June 30, 2004 primarily because of higher gross profit largely attributable to the Merger. Partially offsetting the positive operating income comparison was an increase in selling, general and administrative (SG&A) expenses to $56.5 million in the second quarter of 2005 from $24.2 million in the second quarter of 2004 primarily because of the addition of SG&A expenses related to the CDT operations, nonrecurring merger integration costs of $1.2 million recognized in the current quarter, nonrecurring executive succession costs totaling $5.1 million recognized in the current quarter, and the unfavorable impact of currency translation on the SG&A expenses of the Company's international operations. These negative factors were partially offset by severance and other benefits costs of $0.1 million recognized in the second quarter of 2004 related to personnel reductions within the Electronics segment. SG&A expenses as a percentage of revenues increased to 16.7% in the second quarter of 2005 from 13.1% in the second quarter of 2004 primarily because of the nonrecurring merger integration costs and executive succession costs. Operating income as a percent of revenues increased to 5.5% in the second quarter of 2005 from 5.4% in the second quarter of 2004 as a result of the previously mentioned items.

Income from continuing operations before taxes increased 89.6% to $16.0 million in the three months ended June 30, 2005 from $8.4 million in the three months ended June 30, 2004 because of higher operating income largely attributable to the Merger and lower net interest expense. Net interest expense decreased 19.0% to $2.6 million in the second quarter of 2005 from $3.2 million in the second quarter of 2004 because of the repayment of 7.60% medium-term notes totaling $64.0 million in the third quarter of 2004 and higher interest income earned on cash equivalents partially offset by the assumption of 4.00% subordinated convertible debentures totaling $110.0 million from the legacy CDT operations in the third quarter of 2004. Interest income earned on cash equivalents was $1.4 million in the second quarter of 2005 compared to $0.2 million in the second quarter of 2004. Average debt outstanding was $247.7 million and $200.0 million during the second quarters of 2005 and 2004, respectively. The Company's average interest rate was 6.02% in the second quarter of 2005 and 6.65% in the second quarter of 2004.

The Company's effective annual tax rate increased to 34.5% in the three months ended June 30, 2005 from 27.5% in the three months ended June 30, 2004 primarily attributable to the increase in pretax income, which reduces the relative benefit of permanent deductions.

Income from continuing operations increased 70.2% to $10.5 million in the three months ended June 30, 2005 from $6.2 million in the three months ended June 30, 2004 because of higher income from continuing operations before taxes resulting largely from the Merger partially offset by higher income tax expense.

ELECTRONICS SEGMENT

Revenues generated from sales to external customers increased 60.1% to $197.6 million for the quarter ended June 30, 2005 from $123.4 million for the quarter ended June 30, 2004 because of the impact of the Merger, increased selling prices, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during the second quarter of 2005 totaled $67.7 million and contributed 54.9 percentage points of revenue increase.

The impact of increased product pricing contributed 2.5 percentage points of revenue increase during the second quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and 2005 across most product lines in response to increases in the costs of copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.9 percentage points of revenue increase.

Increased unit sales generated during the three months ended June 30, 2005 contributed 0.8 percentage points of revenue increase. Higher unit sales of products with video/sound/security and transportation/defense applications were partially offset by a decrease in unit sales of products with industrial and networking/communications applications.

Operating income increased 90.5% to $27.0 million for the quarter ended June 30, 2005 from $14.2 million for the quarter ended June 30, 2004 mainly because of the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-quarter impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by the Company's international operations, the impact on second quarter 2004 operating income of the 2003 production capacity rationalization initiative in Europe discussed above, and severance and other related benefits costs totaling $0.1 million related to personnel reductions within the segment.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas, nonrecurring merger integration costs totaling $0.6 million recognized in the current quarter, and severance and other benefits costs of $0.2 million recognized in the current quarter related to the pending closure of a manufacturing facility in the United States.

As a percent of total revenues generated by the segment, operating income increased to 12.2% in the second quarter of 2005 from 9.6% in the second quarter of 2004 because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

NETWORKING SEGMENT

Revenues generated on sales to external customers increased 130.1% to $140.1 million for the quarter ended June 30, 2005 from $60.9 million for the quarter ended June 30, 2004. The revenue increase resulted primarily from the Merger, increased selling prices, and favorable currency translation on revenues generated by the Company's international operations.

Revenues generated through the addition of the CDT operations during the second quarter of 2005 totaled $74.0 million and contributed 121.5 percentage points of revenue increase.

The impact of increased product pricing contributed 6.1 percentage points of revenue increase during the second quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and 2005 across most product lines in response to increases in the costs in copper and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 3.6 percentage points of revenue increase.

Decreased unit sales generated during the three months ended June 30, 2005 offset the positive impact that the Merger, increased sales prices and favorable currency translation had on the revenue comparison by 1.1 percentage points. Lower unit sales of products with networking/communications and video/sound/security applications were partially offset by an increase in unit sales of products with industrial and transportation/defense applications.

Operating income increased 115.0% to $8.7 million for the quarter ended June 30, 2005 from $4.0 million for the quarter ended June 30, 2004 mainly because of the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-quarter impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by the Company's international operations, and the impact of production outsourcing in Europe during the second quarter of 2004.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas and nonrecurring merger integration costs totaling $0.4 million recognized in the current quarter.

Operating income as a percent of total revenues generated by the segment decreased to 6.0% in the quarter ended June 30, 2005 from 6.6% for the quarter ended June 30, 2004 because of the previously mentioned items.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the quarter ended June 30, 2005 includes:

   - $0.3 million of revenues and $0.4 million of loss before income tax benefits related to the discontinued operations of the Company's Electronics segment; and

   - $0.5 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

The Company recognized a gain on the disposal of discontinued operations in the amount of $13.7 million before tax ($8.8 million after tax) during the second quarter of 2005.

Loss from discontinued operations for the quarter ended June 30, 2004 includes $47.9 million of revenues and $4.4 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

RESULTS OF OPERATIONS--

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004 CONTINUING OPERATIONS CONSOLIDATED REVENUES

Revenues generated in the six months ended June 30, 2005 increased 82.5% to $646.8 million from revenues generated in the six months ended June 30, 2004 of $354.4 million because of the impact of the Merger, increased selling prices, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during the first half of 2005 totaled $278.5 million and contributed 78.6 percentage points of revenue increase.

The impact of increased product pricing contributed 5.0 percentage points of revenue increase during the first six months of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the Company during 2004 and 2005 across most product lines in response to increases in the costs of copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 2.2 percentage points of revenue increase.

Decreased unit sales generated during the six months ended June 30, 2005 offset the positive impact that the Merger, price increases and foreign currency translation had on the revenue comparison by 3.3 percentage points. Lower unit sales of products with networking/communications, and industrial applications were partially offset by volume increases in sales of products with video/sound/security and transportation/defense applications.

Revenues generated on sales of product to customers in the United States, representing 50.3% of the Company's total revenues generated during the six months ended June 30, 2005, increased by 72.5% compared with revenues generated during the same period in 2004. Absent the impact of the Merger, sales of product to customers in the United States decreased by 2.9%. This decrease resulted primarily from a shift from the Company's traditional Belden-branded networking products to the Company's Mohawk-branded networking products. This decrease was partially offset by the impact of sales price increases implemented during 2004 and 2005, increased project activity requiring products with video/sound/security and transportation/defense applications, and increased demand for multi-mode fiber optic cable products and structured wiring components.

Revenues generated on sales of product to customers in Canada represented 9.9% of the Company's total revenues for the six months ended June 30, 2005. Canadian revenues for the first half of 2005 increased by 163.1% compared with revenues for the first half of 2004. Absent the impact of the Merger and favorable currency translation on product sold by the Company's international operations to customers in Canada, revenues generated for the first six months of 2005 increased by 20.7% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005 and increased project activity requiring products with industrial applications.

Revenues generated on sales of product to customers in the United Kingdom, representing 12.1% of the Company's total revenues generated during the first half of 2005, increased by 45.2% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in the United Kingdom, revenues generated for the first six months of 2005 increased by 22.9% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005 and the addition of Belden-branded products to the portfolios of several United Kingdom distributors who have historically carried only CDT-branded products. This increase was partially offset by decreased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom during the final quarter of its annual capital spending cycle.

Revenues generated on sales of product to customers in Continental Europe represented 19.4% of the Company's total revenues for the six months ended June 30, 2005. Continental European revenues generated during the first half of 2005 increased by 141.1% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in Continental Europe, revenues generated during the first half of 2005 decreased by 17.7% compared with revenues generated during the same period of 2004. This decrease resulted primarily from (1) reduced demand for the Company's broadband products because of extended poor winter weather in Northern Europe and, to a lesser extent, in Spain and Italy, (2) nonrecurring sales of product for the Athens Olympic Games in 2004, and (3) the Company's decision to cease production of cord products and assemblies in Continental Europe during the first quarter of 2005.

Revenues generated on sales of product to customers in the rest of the world, representing 8.3% of the Company's total revenues generated during the six months ended June 30, 2005, increased by 51.0% from the same period in 2004. Absent the impact of the Merger and favorable currency translation of products sold by the Company's international operations to customers in the Latin America, Asia/Pacific and Africa/Middle East markets, revenues generated during the first half of 2005 increased by 27.1% compared with revenues generated during the same period in 2004. This increase represented the impact of sales price increases implemented during 2004 and 2005 and higher demand in all three markets.

CONTINUING OPERATIONS CONSOLIDATED COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings for the six months ended June 30, 2005 and 2004.

                                                                                                  Percent
                                                                                                  Increase
                                                                                                2005 Compared
Six Months Ended June 30,                                     2005               2004             With 2004
----------------------------------------------            ------------       ------------       -------------
(in thousands, except % data)
Gross profit                                              $    140,345       $     68,203           105.8%
   As a percent of revenues                                       21.7%              19.2%

Operating income                                          $     34,935       $     18,745            86.4%
   As a percent of revenues                                        5.4%               5.3%

Income from continuing operations before taxes            $     29,115       $     14,144           105.9%
   As a percent of revenues                                        4.5%               4.0%

Income from continuing operations                         $     19,070       $      9,958            91.5%
   As a percent of revenues                                        2.9%               2.8%

Gross profit increased 105.8% to $140.3 million in the six months ended June 30, 2005 from $68.2 million in the six months ended June 30, 2004 primarily because of the addition of gross profit generated by CDT operations during the year, the impact of sales price increases implemented during 2004 and 2005, and the favorable impact of currency translation on the gross profit generated by the Company's international operations. Also contributing to the favorable gross profit comparison were the current-year impact of material, labor and overhead cost reduction initiatives, the impact of production outsourcing in Europe during the second quarter of 2004, and the impact of a 2003 production capacity rationalization initiative in Europe that resulted in lower output, higher scrap and increased maintenance costs during the first half of 2004.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas and severance and other related benefits costs totaling $0.7 million related to the pending closure of a manufacturing facility in the United States.

Gross profit as a percent of revenues increased by 2.5 percentage points from the prior year because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

Operating income increased 86.4% to $34.9 million for the six months ended June 30, 2005 from $18.7 million for the six months ended June 30, 2004 primarily because of higher gross profit largely attributable to the Merger. Partially offsetting the positive operating income comparison was an increase in SG&A expenses to $105.4 million in the first half of 2005 from $49.5 million in the first half of 2004 primarily because of the addition of SG&A expenses related to the CDT operations, nonrecurring merger integration costs of $2.8 million recognized in the first half of the year, executive succession costs totaling $5.1 million recognized in the first half of 2005, and the unfavorable impact of currency translation on the SG&A expenses of the Company's international operations. These negative factors were partially offset by severance and other benefits costs of $0.7 million recognized in the first half of 2004 related to personnel reductions within the Electronics segment. SG&A expenses as a percentage of revenues increased to 16.3% in the first half of 2005 from 14.0% in the first six months of 2004 primarily because of the nonrecurring merger integration costs and executive succession costs. Operating income as a percent of revenues increased to 5.4% in the first half of 2005 from 5.3% in the first six months of 2004 as a result of the previously mentioned items.

Income from continuing operations before taxes increased 105.9% to $29.1 million in the six months ended June 30, 2005 from $14.1 million in the six months ended June 30, 2004 because of higher operating income largely attributable to the Merger and lower net interest expense. Net interest expense decreased 13.4% to $5.5 million in the first half of 2005 from $6.3 million in the first half of 2004 because of the repayment of 7.60% medium-term notes totaling $64.0 million in the third quarter of 2004 and higher interest income earned on cash equivalents partially offset by the assumption of 4.00% subordinated convertible debentures totaling $110.0 million from the legacy CDT operations in the third quarter of 2004. Interest income earned on cash equivalents was $2.2 million in the first half of 2005 compared to $0.4 million in the first half of 2004. Average debt outstanding was $247.8 million and $200.0 million during the first six months of 2005 and 2004, respectively. The Company's average interest rate was 6.08% in the first half of 2005 and 6.78% in the first half of 2004.

The Company's effective annual tax rate increased to 34.5% in the six months ended June 30, 2005 from 27.5% in the six months ended June 30, 2004 primarily attributable to the increase in pretax income, which reduces the relative benefit of permanent deductions.

Income from continuing operations increased 91.5% to $19.1 million in the six months ended June 30, 2005 from $10.0 million in the six months ended June 30, 2004 mainly because of higher income from continuing operations before taxes resulting largely from the Merger partially offset by higher income tax expense.

ELECTRONICS SEGMENT

Revenues generated from sales to external customers increased 61.8% to $382.5 million for the six months ended June 30, 2005 from $236.4 million for the six months ended June 30, 2004 because of the impact of the Merger, increased selling prices, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during the first half of 2005 totaled $135.0 million and contributed 57.1 percentage points of revenue increase.

The impact of increased product pricing contributed 4.6 percentage points of revenue increase during the first six months of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and 2005 across most product lines in response to increases in the costs in copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.9 percentage points of revenue increase.

Decreased unit sales generated during the six months ended June 30, 2005 offset the positive impact that the Merger, increased sales prices and favorable currency translation had on the revenue comparison by 1.8 percentage points. Lower unit sales of products with industrial and networking/communications applications were partially offset by an increase in unit sales of products with video/sound/security and transportation/defense applications.

Operating income increased 78.6% to $47.6 million for the six months ended June 30, 2005 from $26.7 million for the six months ended June 30, 2004 mainly because of the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-year impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by the Company's international operations, the impact that the 2003 production capacity rationalization initiative in Europe had on 2004 operating income, and severance and other related benefits costs totaling $0.7 million related to personnel reductions within the segment during the first half of 2004.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas, nonrecurring merger integration costs totaling $1.6 million recognized in the first half of 2005, and severance and other benefits costs of $0.7 million recognized in the current year related to the pending closure of a manufacturing facility in the United States.

As a percent of total revenues generated by the segment, operating income increased to 11.0% in the first half of 2005 from 9.6% in the first half of 2004 because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

NETWORKING SEGMENT

Revenues generated on sales to external customers increased 123.9% to $264.3 million for the six months ended June 30, 2005 from $118.0 million for the six months ended June 30, 2004. The revenue increase resulted primarily from the Merger, increased selling prices, and favorable currency translation on revenues generated by the Company's international operations.

Revenues generated through the addition of the CDT operations during the first six months of 2005 totaled $143.5 million and contributed 121.6 percentage points of revenue increase.

The impact of increased product pricing contributed 5.9 percentage points of revenue increase during the first half of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and 2005 across most product lines in response to increases in the costs of copper and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 2.6 percentage points of revenue increase.

Decreased unit sales generated during the six months ended June 30, 2005 offset the positive impact that the Merger, increased sales prices and favorable currency translation had on the revenue comparison by 6.2 percentage points. Lower unit sales of products with networking/communications applications were partially offset by an increase in unit sales of products with transportation/defense and industrial applications.

Operating income increased 89.4% to $15.6 million for the six months ended June 30, 2005 from $8.2 million for the six months ended June 30, 2004 mainly because of the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-quarter impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by the Company's international operations, and the impact of production outsourcing in Europe during the second quarter of 2004.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas and nonrecurring merger integration costs totaling $0.7 million recognized in the first half of 2005.

Operating income as a percent of total revenues generated by the segment decreased to 5.8% in the six months ended June 30, 2005 from 6.9% for the six months ended June 30, 2004 because of the previously mentioned items.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the six months ended June 30, 2005 includes:

   - $2.2 million of revenues and $0.8 million of loss before income tax benefits related to the discontinued operations of the Company's Electronics segment; and

   - $0.1 million of revenues and $2.9 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

The Company recognized a gain on the disposal of discontinued operations in the amount of $23.7 million before tax ($15.2 million after tax) during the first half of 2005.

Loss from discontinued operations for the six months ended June 30, 2004 includes $93.1 million of revenues and $6.7 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

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

The Company expects that its cash tax payments will be minimal in 2005 because of net operating loss (NOL) carryforwards as of December 31, 2004 in Australia, Germany, the Netherlands and the United States. These NOL carryforwards arise from lowered operating income during the recent economic downturns in the United States and Europe, costs associated with divestiture or closure of manufacturing plants in the United States, Germany and Australia, and transaction and other costs associated with the Merger.

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

Net cash inflow during the six months ended June 20, 2005 totaled $31.7 million. The disposal of discontinued operations provided $34.6 million of cash during the first six months of 2005.

Net cash inflow during the six months ended June 30, 2004 totaled $73.9 million. The disposal of discontinued operations provided $82.1 million of cash during the first six months of 2004.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities in the first six months of 2005 totaled $30.2 million and included $3.4 million of net non-cash operating expenses and a $5.0 million net increase in operating assets and liabilities. Non-cash operating expenses consisted of depreciation, amortization, deferred tax expense and stock-based compensation, net of a gain on the disposal of tangible assets. The net increase in operating assets and liabilities resulted primarily from increased receivables and inventories partially offset by increased accounts payable and accrued liabilities, decreased net current income taxes and decreased other net operating assets and liabilities.

Net cash used for operating activities in the first six months of 2004 totaled $4.9 million and included $8.2 million of net non-cash operating expenses and an $18.8 million net increase in operating assets and liabilities. Non-cash operating expenses consisted of depreciation, amortization, deferred tax expense, certain retirement savings plan contributions funded with common stock held in treasury rather than with cash, and stock-based compensation, net of a gain on the disposal of tangible assets. The net increase in operating assets and liabilities resulted from growth in both receivables and inventories necessary to support the Company's increased level of revenues.

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by investing activities totaled $23.2 million in the first six months of 2005 primarily as the result of $30.7 million in proceeds received from the sales of tangible assets belonging to BCC's discontinued Phoenix operation and $5.3 million in proceeds received from the sale of other facilities held for sale. These proceeds were partially offset by $13.7 million of cash used for the purchase of capital equipment. Net cash provided by investing activities in the first six months of 2004 totaled $81.5 million primarily because of $84.6 million in proceeds received from the sale of tangible assets belonging to BCC's discontinued Phoenix operation and $0.4 million in proceeds received from the sale of equipment and technology used for the production of deflection coils. These proceeds were partially offset by $3.5 million of cash used for the purchase of capital equipment.

CAPITAL EXPENDITURES

Six Months Ended June 30,                                 2005             2004
------------------------------------------            ------------      ------------
(in thousands)
Continuing operations:
    Capacity modernization and enhancement            $      5,946      $      2,208
    Capacity expansion                                       3,810               106
    Other                                                    3,934               761
                                                      ------------      ------------
       Total continuing operations                          13,690             3,075
Discontinued operations                                         --               461
                                                      ------------      ------------
                                                      $     13,690      $      3,536
                                                      ============      ============

Capital expenditures for the continuing operations during the six months ended June 30, 2005 and 2004 represented 2.1% and 0.9%, respectively, of revenues for the same periods. Investment during both the first six months of 2005 and 2004 was utilized principally for maintaining and enhancing existing production capabilities.

CASH FLOW FROM FINANCING ACTIVITIES

Net cash used for financing activities during the first six months of 2005 and 2004 totaled $18.8 million and $2.5 million, respectively.

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. From that date through June 30, 2005, the Company repurchased approximately 0.7 million shares of its common stock at an aggregate cost of $14.7 million.

During the six-month periods ended June 30, 2005 and 2004, dividends of $.10 per share were paid to stockholders, resulting in cash outflows of $4.7 million and $2.6 million, respectively.

During the six months ended June 30, 2005, the Company received proceeds from the exercise of stock options totaling $2.6 million.

During the six months ended June 30, 2005, the Company repaid outstanding balances under its European mortgage borrowing arrangements in the amount of $2.0 million.

During the six months ended June 30, 2005, there were no material changes outside the ordinary course of business to the Company's contractual obligations presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the period ended December 31, 2004.

WORKING CAPITAL

Current assets less cash and cash equivalents increased $24.2 million, or 5.3%, from $460.5 million at December 31, 2004 to $484.8 million at June 30, 2005. Receivables increased 17.8% from $174.6 million at December 31, 2004 to $205.6 million at June 30, 2005 primarily because of higher sales and issuance of approximately $8.0 million in sales incentive rebates, accrued in 2004, to participating customers during the first quarter of 2005. Inventories increased 5.2% from $227.0 million at December 31, 2004 to $238.8 million at June 30, 2005 mainly because of increased production necessary to support higher sales levels and in anticipation of decreased production in the third quarter due to summer vacations. Other current assets decreased 11.3% from $24.8 million at December 31, 2004 to $22.0 million at June 30, 2005 because of a $1.7 million decrease in deferred income tax assets and a $1.1 million decrease in other current assets resulting primarily from amortization. Current assets of discontinued operations decreased by 46.3% from $34.1 million at December 31, 2004 to $18.3 million at June 30, 2005 mainly as a result of the liquidation of Raydex and Montrose receivables and inventories after those facilities ceased production early in the first quarter of 2005 partially offset by the reclassification of Raydex-Skelmersdale land and buildings held for sale from long-lived assets of discontinued operations to current assets of discontinued operations.

Current liabilities increased $30.6 million, or 14.0%, from $218.3 million at December 31, 2004 to $248.9 million at June 30, 2005. Accounts payable and accrued liabilities increased 20.8% from $185.0 million at December 31, 2004 to $223.5 million at June 30, 2005 mainly because of increased production and higher costs for copper, Teflon(R) FEP and commodities derived from petroleum and natural gas, executive succession costs totaling $5.1 million accrued in the second quarter of 2005, and severance and other related benefits costs totaling $3.5 million accrued in the second quarter of 2005. These increases to accounts payable and accrued liabilities were partially offset by severance payments totaling $10.4 million and executive succession payments totaling $0.3 million during the first half of 2005. In regard to the severance payments, please refer to Note 11, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Current liabilities of discontinued operations decreased 42.5% from $17.5 million at December 31, 2004 to $10.1 million at June 30, 2005 primarily as a result of severance payments of $5.0 million applied against the severance reserves for BCC's Phoenix operation ($0.6 million), Montrose ($1.0 million), and Raydex ($3.4 million) during the current year.

LONG-LIVED ASSETS

Long-lived assets decreased $43.4 million, or 5.8%, from $746.1 million at December 31, 2004 to $702.7 million at June 30, 2005.

Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased $13.4 million during the first six months of 2005 mainly because of depreciation and the unfavorable impact of foreign currency translation on the property, plant and equipment of the Company's international operations.

Goodwill and other intangibles includes goodwill, patents, trademarks, backlog, favorable contracts and customer relations. Goodwill is defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. The carrying amounts of these assets decreased by $5.1 million during the first six months of 2005 primarily as a result of the amortization of other intangibles.

Long-lived assets of discontinued operations decreased $24.2 million during the first six months of 2005 due to the disposition of BCC-Phoenix, Montrose and Admiral land and buildings and the reclassification of Raydex-Skelmersdale land and buildings held for sale from long-lived assets of discontinued operations to current assets of discontinued operations.

CAPITAL STRUCTURE

                                                    JUNE 30, 2005                December 31, 2004
                                              -------------------------      -------------------------
                                                 AMOUNT         PERCENT         Amount         Percent
                                              ------------      -------      ------------      -------
(in thousands, except % data)
Current maturities of long-term debt          $     15,327          1.5%     $     15,702          1.5%
Long-term debt                                     231,052         22.1%          232,823         22.0%
                                              ------------      -------      ------------      -------
Total debt                                         246,379         23.6%          248,525         23.5%
Stockholders' equity                               796,610         76.4%          810,000         76.5%
                                              ------------      -------      ------------      -------
                                              $  1,042,989        100.0%     $  1,058,525        100.0%
                                              ============      =======      ============      =======

The Company's capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders' equity. The capital structure decreased $15.5 million during the first half of 2005 because of a $2.1 million decrease in total debt resulting primarily from principal payments on mortgage borrowings in Europe and a $13.4 million decrease in stockholders' equity primarily because of unfavorable foreign currency translation and the Company's common stock repurchases.

In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in $15.0 million annual increments in August 2005 through August 2009. In 1999, the Company completed a private placement of $44.0 and $17.0 million in unsecured debt. The notes bear interest at the contractual rates of 7.74% and 7.95%, respectively, and mature in September 2006 and September 2009, respectively. The agreements for these notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth. The Company was in compliance with these covenants at both June 30, 2005 and the filing date of this Quarterly Report on Form 10-Q.

At June 30, 2005, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into shares of common stock, at a conversion price of $18.069 per share, upon the occurrence of certain events. The conversion price is subject to adjustment in certain circumstances. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 13, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. At June 30, 2005, one of these conditions--the closing sale price of the Company's common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender --had been satisfied. As of August 1, 2005, no holders of the debentures have surrendered their debentures for conversion into shares of the Company's common stock. Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed. The Company may redeem some or all of the debentures on or after July 21, 2008, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require the Company to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of the Company's common stock or a combination of cash and the Company's common stock, at the Company's option.

The Company entered into a credit agreement with a group of six banks on October 9, 2003 (the CREDIT AGREEMENT). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, a portion of the Company's assets in the United States, other than real property, secures any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of a portion of the Company's receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the sum of the Company's excess borrowing availability and unrestricted cash falls below $25.0 million. There were no outstanding borrowings at June 30, 2005 under the Credit Agreement. The Company had $27.9 million in borrowing capacity available at June 30, 2005.

At June 30, 2005, the Company had unsecured, uncommitted arrangements with ten banks under which it could borrow up to $8.7 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at June 30, 2005.

Borrowings have the following scheduled maturities.

                                                                      Payments Due by Period
                                               ---------------------------------------------------------------------
                                                             Less than 1        1-3            3-5          After
June 30, 2005                                     Total          year          years          years        5 years
-----------------------------------            -----------   -----------   ------------   -------------   ----------
(in thousands)
Series 1997 medium-term notes                  $    75,000   $    15,000   $     30,000   $      30,000   $       --
Series 1999B medium-term notes                      44,000            --         44,000              --           --
Series 1999C medium-term notes                      17,000            --             --          17,000           --
Convertible subordinated debentures                110,000            --             --              --      110,000
Other borrowings                                       379           327             52              --           --
                                               -----------   -----------   ------------   -------------   ----------
                                               $   246,379   $    15,327   $     74,052   $      47,000   $  110,000
                                               ===========   ===========   ============   =============   ==========

The Company had the following commercial commitments outstanding at June 30, 2005:

                                                             Amount of Commitment Expiration Per Period
                                               ---------------------------------------------------------------------
                                                             Less than 1       1-3             3-5          After
June 30, 2005                                     Total          year         years           years        5 years
-----------------------------------            -----------   -----------   ------------   -------------   ----------
(in thousands)
Available lines of credit                      $    27,927   $        --   $     27,927   $          --   $       --
Standby letters of credit                           10,308        10,308             --              --           --
Guarantees                                           4,806         4,806             --              --           --
Surety bonds                                         4,551         4,551             --              --           --
                                               -----------   -----------   ------------   -------------   ----------
Total commercial commitments                   $    47,592   $    19,665   $     27,927   $          --   $       --
                                               ===========   ===========   ============   =============   ==========

Accumulated other comprehensive income (loss) decreased by $30.5 million from accumulated income of $27.9 million to accumulated loss of $2.6 million primarily because of the negative effect of currency exchange rates on financial statement translation. Treasury stock increased by $15.0 million because of shares purchased in the second quarter of 2005 under the current share repurchase program and the forfeiture of stock by Incentive Plans participants in lieu of cash payment of individual tax liabilities related to share-based compensation. Additional paid-in capital increased by $3.2 million primarily as the result of the use of common stock held in treasury for the settlement of stock option exercises. Retained earnings increased $27.4 million primarily because of net income of $31.8 million and a $0.3 million increase related to the Merger partially offset by dividends of $4.7 million. Unearned deferred compensation decreased $1.5 million because of current year amortization.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not a party to any of the following types of off-balance sheet arrangements at June 30, 2005:

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

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be calculated using the fair value method presented in SFAS No. 123 and recognized in the Consolidated Financial Statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the Consolidated Financial Statements. The Company currently measures compensation costs related to share-based payments using the intrinsic value method under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the section entitled "Share-Based Payments" of Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements as to the effect on operating results of calculating its stock compensation using the fair value method presented in SFAS No. 123. The Company is required to adopt SFAS No. 123(R) starting from the first fiscal quarter of 2006. The Company expects that the adoption of SFAS No. 123(R) will have an adverse impact on its net income and income per share. The Company is currently in the process of evaluating the extent of such impact.

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

During the six months ended June 30, 2005:

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

OUTLOOK

The Company anticipates further moderate improvement in the general economies of both North America and Europe in 2005. The Company has announced price increases taking effect during the third quarter of 2005 in most markets and regions and for most products, and these price increases in aggregate are expected to offset rising costs of copper and other materials. The Company estimates that its 2005 revenues will increase between 5% and 10% compared with Belden and CDT combined pro forma revenues for 2004 of $1.24 billion, as presented in Note 3, Business Combinations, to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Pro forma revenue is a financial measure that is not prepared in accordance with accounting principles generally accepted in the United States
(GAAP). The Company provides information about pro forma revenues because management believes it supplies meaningful additional information about the Company's performance and its ability to service its long-term debt and other fixed obligations and to fund continued growth. Pro forma revenues should be considered in addition to, but not as a substitute for, actual revenues recognized in accordance with GAAP.

The Company currently believes that company-wide cost-saving initiatives launched in connection with the Merger in July 2004 will provide annual net savings of approximately $35.0 million before tax, and that actions to achieve such savings will be completed by the end of 2005. These initiatives include purchase cost savings that were primarily implemented in the second half of 2004, plant closures that were announced in 2004 and have since been completed, personnel reductions, and manufacturing realignments. Partially offsetting these improvements will be higher information technology expenses, which are included in the Company's estimate of net savings. Because of the impact of recently executed plant closures, other cost savings and increased utilization of its manufacturing capacity, the Company expects that operating margins will improve.

A major communications customer in Europe, sales to which generated 2004 revenues of $94.6 million, has requested bids from both the Company and several other suppliers on a supply agreement currently awarded to the Company. While the Company is aggressively bidding on the supply agreement, there can be no assurance that it will be successful in retaining some or all of this business. Should the Company lose some or all of this business, management believes the Company's operating results and cash flows would be adversely effected. The Company has not yet determined the impact that the potential loss of this business might have on its operating results and cash flows. If the Company were to retain some or all of the business, it would likely be at reduced prices. The Company will seek opportunities to reduce costs in order to minimize any adverse effect on operating results and cash flows, but there can be no assurance that the Company will be successful in these efforts.

The Company anticipates recognizing increased expenses for its pension plans during 2005. The Company's expenses for these plans during 2004 were $9.7 million. The Company anticipates expenses for these plans of $11.6 million during 2005. The increase in expense results primarily from full-year inclusion of the Canadian plans acquired in the Merger and the continuing impact of investment losses incurred from 2001 through 2003 on the calculation of plan expenses.

The Company anticipates funding $23.1 million in pension contributions and $2.4 million in contributions for other postretirement benefit plans in 2005. The Company also anticipates paying off a tranche of its 1997 medium-term notes in the amount of $15.0 million in August 2005. The Company anticipates it will have sufficient funds to satisfy these cash requirements.

The Company anticipates that annual dividends in the aggregate of $.20 per common share ($.05 per common share each quarter) will be paid to all common stockholders.

The Company expects to recognize "sales incentive" compensation of up to $3.0 million in 2005 from a customer under a supply contract should the customer fail to meet purchasing targets. With respect to the customer's obligation for 2005, the Company received a $1.5 million prepayment in 2002 per the terms of the contract, which is reflected in accrued liabilities. The 2005 compensation could be reduced by the gross margin generated from the customer's purchases of certain products from the Company during 2005.

Management expects that the Company's effective tax rate for continuing operations in 2005 will be 34.5%. Because of NOL carryforwards, the Company anticipates that it will not make cash payments of United States income taxes during 2005. Cash payments of income taxes will occur for some state and local jurisdictions in the United States and some national jurisdictions outside the United States.

Management expects that the Company's discontinued operations will generate a loss of $2.4 million to $3.0 million during 2005, net of tax benefit, and that this loss will be concentrated mainly in the first half of the year, after which time the affected plants will have ceased operations and the majority of the assets will be disposed. The Company anticipates the liquidation of assets of discontinued operations will generate cash that will largely offset cash required for severance associated with the discontinuance of these operations.

The Company is engaged in an effort to liquidate its excess real estate in the United States, Canada and Europe. The Company sold real estate during the first six months of 2005 for cash proceeds of approximately $26.9 million. In July 2005, the Company sold real estate for cash proceeds of approximately $6.7 million. As of August 1, 2005, the Company has real estate, the sale of which it estimates will generate cash proceeds of approximately $6.4 million, either under contract or listed for sale.

Depreciation and amortization for the year 2005 are expected to be $38.0 million. Capital expenditures during 2005 are expected to be between $25.0 million and $30.0 million.

The Company has incurred severance charges having to do with the discontinuation of certain operations and with other actions intended to reduce costs. The amount of the charges recognized but not funded as of June 30, 2005 is $11.4 million. Management expects that that all of these charges will be funded by mid-year 2006, which will have a negative effect on cash flow.

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. From that date through August 1, 2005, the Company repurchased approximately 1.2 million shares of its common stock at an aggregate cost of $25.8 million. Management expects to make additional purchases throughout the remainder of 2005. This will have a negative effect on cash flow.

In connection with the Merger, the Company granted retention and integration awards to certain employees. These awards consist of cash and restricted stock and are payable in three installments. The first and second installments were paid to the grantees in the third quarters of 2004 and 2005, respectively. The third installment will be paid after the second anniversary date of the merger (July 15, 2006) subject to certain conditions with respect to the grantees' continued employment with the Company. The Company is accruing the expense for the third installment monthly, having begun with August 2004 and expecting to end with July 2006. Management anticipates that the amount of the expense will be slightly less than $0.9 million annually. The cash expenditure in July 2005 was approximately $1.1 million. The cash expenditure in July 2006 is also expected to be approximately $1.1 million.

The Company's outlook for the third and fourth quarters of 2005 is that revenues will range from $340.0 million to $345.0 million each quarter and operating margin for each quarter will range from 9.0% to 9.5% of revenues.

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

   -  The Company's ability to recruit a successor Chief Executive Officer;

   -  The ability to transfer production among the Company's facilities;

   - The Company's abilities to integrate the operations of Belden and CDT and to achieve the expected synergies and cost savings;

   -  Developments in technology;

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to the Company's operations result primarily from interest rates, foreign exchange rates, certain commodity prices and concentrations of credit. The Company manages its exposure to these and other market risks through regular operating and financing activities and, on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures About Market Risks, of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 provides more information as to the types of practices and instruments used to manage risk. There was no material change in the Company's exposure to market risks since December 31, 2004.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (about 146 of which the Company was aware at August 1, 2005) in which the Company is one of many defendants, 7 of which are scheduled for trial during 2005.

Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. As of August 1, 2005, in 21 of these cases, plaintiffs generally allege only damages in excess of some dollar amount (i.e., in one case, not less than $15 thousand, in another case, in excess of $50 thousand and in the other cases, in excess of $50 thousand in compensatory damages and $50 thousand in punitive damages). In 120 of these cases, plaintiffs generally do not allege a specific damage demand. As to the other five cases, the plaintiffs generally allege monetary damages for a specified amount, the largest amount claimed being $15 million compensatory and $10 million punitive damages (which has been asserted in two of these cases). In none of these cases do plaintiffs allege claims for specific dollar amounts as to any defendant. Based on the Company's experience in such litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company's ultimate liability.

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

Through August 1, 2005, the Company had been dismissed (or had reached agreement to be dismissed) in approximately 142 similar cases without any going to trial or any payment to the claimant. Some of these cases were dismissed without prejudice primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. Only two cases have involved a settlement, with three of the Company's insurers paying most or all of the settlement amounts. The Company has insurance that it believes should cover a significant portion of any defense, settlement or judgment costs borne by the Company in these types of cases.

The Company vigorously defends these cases. As a separate matter, liability for any such injury generally should be allocated among all defendants in such cases in accordance with applicable law. From 1996 through August 1, 2005, the total amount of litigation costs paid by the Company for all cases of this nature was approximately $154 thousand. In the opinion of the Company's management, the proceedings and actions in which the Company is involved should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 2:    ISSUER PURCHASES OF EQUITY SECURITIES

                                                                             Total Number of      Approximate Dollar
                                                                           Shares Purchased as   Value of Shares that
                                                                             Part of Publicly    May Yet Be Purchased
                                Total Number of      Average Price Paid     Announced Plans or    Under the Plans or
Period                         Shares Purchased          per Share             Programs (1)            Programs
--------------                 ----------------      ------------------    -------------------   --------------------
April 1, 2005
through
April 30, 2005                               --                      --                     --                     --
                               ----------------      ------------------    -------------------   --------------------
May 1, 2005
through
May 31, 2005                                 --                      --                     --                     --
                               ----------------      ------------------    -------------------   --------------------
June 1, 2005
through
June 30, 2005                           713,300      $            20.54                713,300   $        110,349,000
                               ----------------      ------------------    -------------------   --------------------
Total                                   713,300      $            20.54                713,300   $        110,349,000
                               ================      ==================    ===================   ====================

(1) On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. The program was announced via news release on May 23, 2005.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2005, the Company held its regular Annual Meeting of Stockholders. The stockholders considered two proposals. Each proposal was approved.

Proposal 1:

Election of ten directors for a one-year term:

Director                                               Shares Voted For           Shares Withheld
---------------------                                  ----------------           ---------------
Lorne D. Bain                                             42,182,257                 2,603,629
Lance C. Balk                                             24,503,592                20,282,294
Christopher I. Byrnes                                     42,758,044                 2,027,842
Bryan C. Cressey                                          42,371,202                 2,414,684
C. Baker Cunningham                                       42,372,207                 2,413,679
Michael F.O. Harris                                       42,180,291                 2,605,595
Glenn Kalnasy                                             42,130,022                 2,655,864
Ferdinand C. Kuznik                                       42,363,587                 2,422,299
John M. Monter                                            42,758,404                 2,027,482
Bernard G. Rethore                                        41,551,703                 3,234,183

Proposal 2:

Approve an additional 2,500,000 shares for the Company's 2001 Long-Term Performance Incentive Plan

The voting on this proposal was as follows: for 35,208,849; against 6,618,209; and abstentions of 839,813.

ITEM 5. OTHER INFORMATION

Our independent auditor, Ernst & Young LLP (E&Y), recently notified the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board and the Audit Committee of our Board of Directors that certain non-audit services E&Y performed in Canada for a large number of public companies, including Belden CDT, were thought to have raised questions regarding E&Y's independence in its performance of audit services.

With respect to Belden CDT, an affiliate law firm of E&Y in Canada provided assistance to a Company employee for her to relinquish her United States permanent resident status for personal reasons unrelated to her employment. Such service is not permitted under SEC auditor independence rules. None of the E&Y personnel in Canada who provided these services were involved with attest services E&Y provided to the Company as part of its audit and the amount of fees paid to E&Y ($900) were de minimis.

The Audit Committee and E&Y have considered the impact that these services may have had on E&Y's independence with respect to the Company and have concluded that there has been no impairment of E&Y's independence. In making this determination, the Audit Committee considered the de minimis amount of funds involved, the administrative nature of the actions, and that the E&Y affiliates involved performed no audit services related to the Company.

ITEM 6: EXHIBITS

Exhibits

   Exhibit 10.1   Belden CDT Inc. Terms and Conditions--Stock Option Grant

   Exhibit 10.2 Amendment to Change of Control Employment Agreement dated as of May 17, 2005 between Belden Inc. (assumed by Belden CDT Inc.) and C. Baker Cunningham.

   Exhibit 10.3 Amendment to Retention Award Letter Agreement dated May 17, 2005 between Belden Inc. (assumed by Belden CDT Inc.) and C. Baker Cunningham.

   Exhibit 10.4 Amendment to Letter Agreement dated May 17, 2005 between Belden Inc. (assumed by Belden CDT Inc.) and Richard K. Reece.

   Exhibit 10.5 Amendment to Retention Award Letter Agreement dated May 17, 2005 between Belden Inc. (assumed by Belden CDT Inc.) and Richard K. Reece.

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

                                     BELDEN CDT INC.

Date: August 8, 2005                 By: /s/ C. Baker Cunningham
                                         -----------------------------------
                                         C. Baker Cunningham
                                         President and Chief Executive Officer

Date: August 8, 2005                 By: /s/ Richard K. Reece
                                         -----------------------------------
                                         Richard K. Reece
                                         Vice President, Finance and
                                            Chief Financial Officer
                                              (Mr. Reece is also the Company's
                                                Chief Accounting Officer)