Form 10-Q
period 2005-09-30
BELDEN CDT INC.
filed 2005-11-09
CIK 913142

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                   FORM 10-Q
                                 ---------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                          COMMISSION FILE NO. 001-12561

                                 ---------------

                                 BELDEN CDT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

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

                                 ---------------

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                      OUTSTANDING AT NOVEMBER 1, 2005
               -----                      -------------------------------
    Common Stock, $0.01 Par Value                    43,335,863

================================================================================

Exhibit Index on Page 59                                            Page 1 of 59

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                        2005                2004
                                                                    -------------        ------------
(IN THOUSANDS)                                                       UNAUDITED
ASSETS
Current assets
    Cash and cash equivalents                                       $     177,915        $    188,798
    Receivables                                                           218,511             174,554
    Inventories                                                           241,908             227,034
    Deferred income taxes                                                  16,190              15,911
    Other current assets                                                    5,209               8,883
    Current assets of discontinued operations                              12,972              34,138
                                                                    -------------        ------------
       Total current assets                                               672,705             649,318
Property, plant and equipment, less accumulated depreciation              319,141             338,247
Goodwill, less accumulated amortization                                   275,573             286,163
Other intangibles, less accumulated amortization                           73,530              78,266
Other long-lived assets                                                     5,863               6,460
Long-lived assets of discontinued operations                               12,692              36,984
                                                                    -------------        ------------
                                                                    $   1,359,504        $  1,395,438
                                                                    =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                        $     213,047        $    185,035
    Accrued income taxes                                                    6,467                  --
    Current maturities of long-term debt                                   59,052              15,702
    Current liabilities of discontinued operations                          8,955              17,534
                                                                    -------------        ------------
       Total current liabilities                                          287,521             218,271
Long-term debt                                                            172,052             232,823
Postretirement benefits other than pensions                                32,671              30,089
Deferred income taxes                                                      73,710              68,158
Other long-term liabilities                                                15,234              25,340
Long-term liabilities of discontinued operations                            1,715               1,516
Minority interest                                                           8,384               9,241
Stockholders' equity
    Common stock                                                              503                 502
    Additional paid-in capital                                            535,981             531,984
    Retained earnings                                                     283,322             252,114
    Accumulated other comprehensive income                                  1,266              27,862
    Unearned deferred compensation                                           (613)             (2,462)
    Treasury stock                                                        (52,242)                 --
                                                                    -------------        ------------
       Total stockholders' equity                                         768,217             810,000
                                                                    -------------        ------------
                                                                    $   1,359,504        $  1,395,438
                                                                    =============        ============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                               -------------------------    -------------------------
(in thousands, except per share data)                             2005           2004          2005           2004
                                                               ----------     ----------    ----------     ----------
Revenues                                                       $  342,389     $  281,454    $  989,201     $  635,864
Cost of sales                                                    (266,044)      (228,243)     (772,511)      (514,450)
                                                               ----------     ----------    ----------     ----------
    Gross profit                                                   76,345         53,211       216,690        121,414
Selling, general and administrative expenses                      (48,722)       (47,527)     (154,132)       (96,985)
Asset impairment                                                  (12,849)        (8,871)      (12,849)        (8,871)
                                                               ----------     ----------    ----------     ----------
    Operating income (loss)                                        14,774         (3,187)       49,709         15,558
Interest expense, net                                              (2,198)        (3,537)       (7,682)        (9,870)
Minority interest                                                    (215)          (225)         (551)          (225)
Other nonoperating income                                              --             --            --          1,732
                                                               ----------     ----------    ----------     ----------
    Income (loss) from continuing operations before taxes          12,361         (6,949)       41,476          7,195
Income tax benefit (expense)                                       (6,283)         3,748       (16,328)          (438)
                                                               ----------     ----------    ----------     ----------
    Income (loss) from continuing operations                        6,078         (3,201)       25,148          6,757

Loss from discontinued operations, net of tax benefit of
    $49, $1,489, $1,330 and $5,606, respectively                      (13)        (2,809)       (2,438)       (10,128)
Gain (loss) on disposal of discontinued operations, net
    of tax benefit (expense) of $860, $(8,529) and
    $(839), respectively                                               --         (1,529)       15,163          1,491
                                                               ----------     ----------    ----------     ----------
    Net income (loss)                                          $    6,065     $   (7,539)   $   37,873     $   (1,880)
                                                               ==========     ==========    ==========     ==========

Weighted average number of common shares and equivalents:
    Basic                                                          45,540         42,517        46,518         31,266
    Diluted                                                        52,213         42,517        53,167         31,643
                                                               ==========     ==========    ==========     ==========
Basic income (loss) per share:
    Continuing operations                                      $      .13     $     (.08)   $      .54     $      .21
    Discontinued operations                                            --           (.07)         (.05)          (.32)
    Disposal of discontinued operations                                --           (.03)          .32            .05
    Net income (loss)                                                 .13           (.18)          .81           (.06)
                                                               ==========     ==========    ==========     ==========
Diluted income (loss) per share:
    Continuing operations                                      $      .13     $     (.08)   $      .51     $      .21
    Discontinued operations                                            --           (.07)         (.05)          (.32)
    Disposal of discontinued operations                                --           (.03)          .29            .05
    Net income (loss)                                                 .13           (.18)          .75           (.06)
                                                               ==========     ==========    ==========     ==========
Dividends declared per share                                   $      .05     $      .05    $      .15     $      .15
                                                               ==========     ==========    ==========     ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

Nine Months Ended September 30,
(in thousands)                                                                                 2005           2004
                                                                                            ---------      ----------
Cash flows from operating activities:
    Net income (loss)                                                                       $  37,873      $   (1,880)
    Adjustments to reconcile net income (loss) to net cash provided by (used for)
       operating activities:
       Depreciation and amortization                                                           27,742          21,663
       Asset impairment charges                                                                12,849           8,871
       Deferred income tax expense                                                              5,273           6,294
       Stock-based compensation                                                                 2,535           2,319
       Retirement savings plan contributions                                                       --           2,279
       Gain on disposal of tangible assets                                                    (23,692)         (4,363)
       Changes in operating assets and liabilities, net of the effects of foreign currency exchange rate changes and acquired businesses:
          Receivables                                                                         (39,442)         (1,430)
          Inventories                                                                         (16,326)         (8,355)
          Accounts payable and accrued liabilities                                              9,954          (2,316)
          Current income taxes, net                                                            16,095         (27,972)
          Other assets and liabilities, net                                                     7,709           1,194
                                                                                            ---------      ----------
              Net cash provided by (used for) operating activities                             40,570          (3,696)

Cash flows from investing activities:
    Proceeds from disposal of tangible assets                                                  42,548          82,638
    Capital expenditures                                                                      (19,270)         (5,289)
                                                                                            ---------      ----------
              Net cash provided by investing activities                                        23,278          77,349

Cash flows from financing activities:
    Share repurchase program payments                                                         (51,658)             --
    Payments on borrowing arrangements                                                        (17,230)        (64,211)
    Cash dividends paid                                                                        (6,979)         (4,931)
    Proceeds from exercise of stock options                                                     2,926           1,982
                                                                                            ---------      ----------
              Net cash used for financing activities                                          (72,941)        (67,160)

Effect of foreign currency exchange rate changes on cash and cash equivalents                  (1,790)             94
                                                                                            ---------      ----------

Increase (decrease) in cash and cash equivalents                                              (10,883)          6,587
Cash received from merger                                                                          --          50,906
Cash and cash equivalents, beginning of period                                                188,798          94,955
                                                                                            ---------      ----------
Cash and cash equivalents, end of period                                                    $ 177,915      $  152,488
                                                                                            =========      ==========

Supplemental cash flow information:
    Income tax refunds received                                                             $   6,836      $    1,068
    Income taxes paid                                                                          (6,241)         (3,030)
    Interest paid, net of amount capitalized                                                  (14,738)        (15,147)
                                                                                            =========      ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

BELDEN CDT INC. AND SUBSIDIARIES
CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

                                                                                                   Accumulated
                                              Additional                             Unearned        Other
                                      Common   Paid-In     Retained     Treasury     Deferred     Comprehensive
(in thousands)                        Stock    Capital     Earnings      Stock     Compensation      Income        Total
                                      ------  ----------   --------     --------   ------------   -------------  ---------
Balance at December 31, 2003          $  262  $   39,022   $244,217     $ (7,722)  $     (1,700)  $       7,461  $ 281,540
Net loss                                                     (1,880)                                                (1,880)
Foreign currency translation                                                                              9,478      9,478
Minimum pension liability                                                                                    12         12
                                      ------  ----------   --------     --------   ------------   -------------  ---------
  Comprehensive income                                                                                               7,610
Exercise of stock options                  1       1,860                     121                                     1,982
Stock compensation                                 1,811                   1,437         (3,881)                      (633)
Retirement savings plan
  contributions                                      477                   1,802                                     2,279
Stock purchase plans settlements                     184                      54                                       238
Forfeiture of stock by Incentive
  Plans participants in lieu of
  cash payment of individual tax
  liabilities related to
  share-based compensation                                                  (277)                                     (277)
Amortization of unearned                                                                  2,991                      2,991
    deferred compensation
Cash dividends ($.15 per share)                              (4,931)                                                (4,931)
Merger between Belden and CDT            234     439,987                   4,585           (526)                   444,280
                                      ------  ----------   --------     --------   ------------   -------------  ---------
Balance at September 30, 2004         $  497  $  483,341   $237,406     $     --   $     (3,116)  $      16,951  $ 735,079
                                      ======  ==========   ========     ========   ============   =============  =========

Balance at December 31, 2004          $  502  $  531,984   $252,114     $     --   $     (2,462)  $      27,862  $ 810,000
Net income                                                   37,873                                                37,873
Foreign currency translation                                                                            (26,835)   (26,835)
Minimum pension liability                                                                                   239        239
                                      ------  ----------   --------     --------   ------------   -------------  ---------

  Comprehensive income                                                                                              11,277
Exercise of stock options                  1       2,925                     (87)                                    2,839
Stock compensation                                   686                                                               686
Forfeiture of stock by Incentive
  Plans participants in lieu of
  cash payment of individual tax
  liabilities related to
  share-based compensation                                                  (497)                                     (497)
Share repurchase program                                                 (51,658)                                  (51,658)
Amortization of unearned
  deferred compensation                                                                   1,849                      1,849
Cash dividends ($.15 per share)                              (6,979)                                                (6,979)
Merger between Belden and CDT                        386        314                                                    700
                                      ======  ==========   ========     ========   ============   =============  =========
Balance at September 30, 2005         $  503  $  535,981   $283,322     $(52,242)  $       (613)  $       1,266  $ 768,217
                                      ======  ==========   ========     ========   ============   =============  =========

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

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using average monthly exchange rates. Resulting translation adjustments, as well as gains and losses from certain affiliate transactions, are reported in accumulated other comprehensive income, a separate component of stockholders' equity. Exchange gains and losses on transactions are included in operating income.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payments

During the three- and nine-month periods ended September 30, 2005 and 2004, the Company, Belden or CDT sponsored two stock compensation plans -- the Belden 2003 Long-Term Incentive Plan and the CDT 2001 Long-Term Performance Incentive Plan (together, the ACTIVE INCENTIVE PLANS). During the three- and nine-month periods ended September 30, 2004, either Belden or CDT also sponsored the Belden 2003 Employee Stock Purchase Plan and four additional stock compensation plans -- the Belden 1994 Incentive Plan, the CDT 1999 Long-Term Performance Incentive Plan, the CDT Supplemental Long-Term Performance Incentive Plan and the CDT Long-Term Performance Incentive Plan (together, the INACTIVE INCENTIVE PLANS) along with the Active Incentive Plans.

The Belden 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. There are no future awards available under the CDT 1999 Long-Term Performance Incentive Plan, the CDT Supplemental Long-Term Performance Incentive Plan or the CDT Long-Term Performance Incentive Plan. Pursuant to the merger agreement between Belden and CDT, the Belden 2003 Employee Stock Purchase Plan was terminated on July 15, 2004. Options and stock purchase rights granted under these plans affected pro forma operating results for the three- and nine-month periods ended September 30, 2004.

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

The effect on operating results of calculating the Company's stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                  ----------------------      -----------------------
(in thousands, except per share amounts)                           2005           2004          2005           2004
                                                                  -------       --------      --------       --------
AS REPORTED
  Stock-based employee compensation cost, net of tax              $  (650)      $ (2,189)     $ (1,560)      $ (2,627)
  Net income (loss)                                                 6,065         (7,539)       37,873         (1,880)
  Basic net income (loss) per share                                   .13           (.18)          .81           (.06)
  Diluted net income (loss) per share                                 .13           (.18)          .75           (.06)

PRO FORMA
  Stock-based employee compensation cost, net of tax              $  (448)      $ (4,170)     $ (1,528)      $ (5,013)
  Net income (loss)                                                 6,267         (9,520)       37,905         (4,266)
  Basic net income (loss) per share                                   .14           (.22)          .81           (.14)
  Diluted net income (loss) per share                                 .13           (.22)          .75           (.14)
                                                                  =======       ========      ========       ========

The fair value of common stock options outstanding as well as the fair value of stock purchase rights outstanding were estimated at the date of grant using the Black-Scholes option-pricing model.

The Company did not grant options during the three months ended September 30, 2005. For the nine months ended September 30, 2005, the weighted average per share fair value of options granted under the Active Incentive Plans and the weighted average assumptions used to determine the fair values of the options granted are presented in the following table. For the three- and nine-month periods ended September 30, 2004, the weighted average per share fair value of options granted under both the Active Incentive Plans and the Inactive Incentive Plans as well as the weighted average assumptions used to determine the fair value of the options granted are also presented in the following table.

                                                                     Three Months Ended      Nine Months Ended
                                                                        September 30,          September 30,
                                                                     ------------------      -----------------
                                                                      2005       2004          2005      2004
                                                                     ------     -------      -------    ------
Fair value of options granted, per share                                 --     $  5.42      $  4.78    $ 4.74
                                                                     ------     -------      -------    ------

Dividend yield                                                           --        5.85%        6.45%     6.31%
Expected volatility                                                      --       39.46%       38.41%    39.53%
Expected life (in years)                                                 --        6.00         7.00      6.31
Risk free interest rate                                                  --        3.90%        4.29%     3.79%
                                                                     ======     =======      =======    ======

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

During 2005, the Company granted the following stock options to its employees:

  Grant Date                     Number of Options     Exercise Price
--------------                   -----------------     --------------
March 30, 2005                       551,000             $   22.665
April 28, 2005                        23,500                 20.015
May 19, 2005                           5,000                 19.145
                                     =======             ==========

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

During the third quarter of 2005, the Company recognized stock option compensation expense of approximately $0.5 million.

Shipping and Handling Costs

The Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. The following handling costs, primarily incurred at the Company's distribution centers, were included in SG&A expenses:

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                     September 30
                                                           ------------------------        --------------------------
(in thousands)                                              2005             2004            2005             2004
                                                           -------         --------        ---------        ---------
Handling costs                                             $ 1,585         $  1,726        $   4,955        $   5,266
                                                           =======         ========        =========        =========

Interest Expense

The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents.

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30
                                                           ------------------------        --------------------------
(in thousands)                                               2005            2004            2005             2004
                                                           --------        --------        ---------        ---------
Gross interest expense                                     $ (3,639)       $ (4,143)       $ (11,335)       $ (10,904)
Capitalized interest costs                                       29               8               54               22
Interest income earned on cash equivalents                    1,412             598            3,599            1,012
                                                           --------        --------        ---------        ---------
Net interest expense                                       $ (2,198)       $ (3,537)       $  (7,682)       $  (9,870)
                                                           ========        ========        =========        =========

Impact of Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be calculated using the fair value method presented in SFAS No. 123 and recognized in the Consolidated Financial Statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the Consolidated Financial Statements. The Company currently measures compensation costs related to share-based payments using the intrinsic value method under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the section entitled "Share-Based Payments" of Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements as to the effect on operating results of calculating its stock compensation using the fair value method presented in SFAS No. 123. The Company is required to adopt SFAS No. 123(R) in 2006. The Company expects that the adoption of SFAS No. 123(R) will have an adverse impact on its net income and income per share. The Company is currently in the process of evaluating the extent of such impact.

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

The Company recognized goodwill of $206.1 million related to the Merger. The Company recorded goodwill of $144.0 million during the third quarter of 2004. The Company increased the carrying cost of goodwill by $59.0 million during the fourth quarter of 2004 at the same time it decreased the carrying costs of acquired amortizable intangible assets based on a finalized independent valuation of the acquired assets and it increased to its merger-date market value an imbedded swap within the assumed subordinated convertible debentures. Goodwill increased by $0.3 million during the first quarter of 2005 at the same time the carrying costs of certain tangible assets held for sale decreased to the amount of proceeds received upon their disposition. Goodwill increased by $2.8 million during the second quarter of 2005 at the same time accrued severance and other merger-related liabilities increased based on finalization of the costs necessary to complete restructuring, facility rationalization, and other merger-related activities.

Belden CDT's consolidated results of operations for the three- and nine-month periods ended September 30, 2005 include the results of operations of the CDT entities. The following table presents pro forma combined results of operations for Belden CDT that are intended to provide information regarding how Belden CDT might have looked if the Merger had occurred as of the beginning of the periods presented. The amounts for the CDT entities included in this pro forma information are based on the historical results of the CDT entities and, therefore, may not be indicative of the actual results of the CDT entities when operated as part of Belden CDT. Moreover, the pro forma information does not reflect all of the changes that may result from the Merger, including, but not limited to, challenges of transition; integration and restructuring associated with the transaction; achievement of synergies; ability to retain qualified employees and existing business alliances; and customer demand for CDT products. The pro forma adjustments represent management's best estimates. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the Merger actually occurred as of the dates indicated or that may be achieved in the future.

                                                                         Three Months Ended        Nine Months Ended
                                                                         September 30, 2004       September 30, 2004
                                                                         ------------------       ------------------
(in thousands, except per share data)                                        Pro forma                Pro forma
Revenues                                                                     $   303,779              $   910,919
Income (loss) from continuing operations                                          (2,999)                  11,114
Net income (loss)                                                                 (7,540)                     556

Diluted income (loss) per share:
   Continuing operations                                                     $      (.07)             $       .25
   Net income (loss)                                                                (.18)                     .05
                                                                             ===========              ===========

These pro forma results reflect adjustments for interest expense, depreciation, amortization and related income taxes.

Actual operating results include certain material charges and Merger-related items incurred during the respective periods, as listed below on an after-tax basis.


                                                                            Income from                     Diluted
Three Months Ended September 30, 2005                                       Continuing                     Net Income
(in thousands, except per share data)                                       Operations      Net Income     per Share
                                                                            -----------     ----------     ----------
Business restructuring expense and severance charges                        $   (12,075)    $  (12,075)    $     (.23)
Executive succession charges                                                       (625)          (625)          (.01)
Merger-related retention awards and other compensation                             (267)          (267)          (.01)
Merger-related plant closings and other restructuring actions                      (224)          (224)            --
Nonrecurring tax adjustments                                                        861            861            .02
                                                                            ===========     ==========     ==========

                                                                            Income from                       Diluted
                                                                            Continuing                    Net Income
Nine Months Ended September 30, 2005                                        Operations     Net Income      per Share
(in thousands, except per share data)                                       -----------     ----------     ----------
Business restructuring expense and severance charges                          $ (12,692)     $ (12,783)        $ (.24)
Executive succession charges                                                     (4,013)        (4,013)          (.08)
Merger-related plant closings and other restructuring actions                    (1,039)        (1,039)          (.02)
Merger-related retention awards and other compensation                             (997)          (997)          (.02)
Impact of short-lived intangibles purchase adjustments                             (250)          (250)            --
Nonrecurring tax adjustments                                                        861            861            .02
                                                                            ===========     ==========     ==========

NOTE 4:  DISCONTINUED OPERATIONS

The Company currently reports four operations -- Belden Communications Company
(BCC) in Phoenix, Arizona; Raydex/CDT Ltd. (RAYDEX) in Skelmersdale, United Kingdom; Montrose/CDT (MONTROSE) in Auburn, Massachusetts; and Admiral/CDT (ADMIRAL) in Wadsworth, Ohio and Barberton, Ohio -- as discontinued operations. The Raydex, Montrose and Admiral operations were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were held for sale during the three- and nine-month periods ended September 30, 2005.

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

                                      -12

In April 2005, the Company sold the land and facilities of BCC's discontinued Phoenix operation to Phoenix Van Buren Partners, LLC for $20.7 million cash. The Company recognized a gain on disposal of discontinued operations in the amount of $13.7 million pretax ($8.8 million after tax) during the second quarter of 2005.

Raydex-Skelmersdale Operation

In September 2004, the Company announced that it was in discussions with employee representatives regarding its intention to close the Raydex manufacturing facility in Skelmersdale, United Kingdom. The Skelmersdale facility manufactured twisted-pair and coaxial cables for data networking, telecommunications, and broadcast applications. During the first quarter of 2005, some of the Raydex-Skelmersdale equipment was transferred to other European locations of Belden CDT. Management does not believe the migration of revenues and cash flows from Raydex-Skelmersdale to the Company's continuing operations is material.

In July 2005, the Company sold the Skelmersdale land and buildings for $5.4 million cash. The proceeds received from the sale exceeded the carrying value of these assets by $1.9 million. The Company increased the portion of Merger consideration it previously allocated to the tangible assets of the Raydex-Skelmersdale operation and reduced the portion of Merger consideration it previously allocated to goodwill by this excess amount during the second quarter of 2005. The Company recorded the disposition of the Skelmersdale facility and recognized the receipt of the $5.4 million cash during the third quarter of 2005.

Montrose Operation

In September 2004, the Company announced the pending closure and sale of its Montrose cable operation in Auburn, Massachusetts. Montrose, an unincorporated operating division of the Company, manufactured and marketed coaxial and twisted-pair cable products principally for the telecommunications industry. Montrose had faced declining demand in recent years. Select equipment was transferred to other Belden CDT manufacturing locations beginning in December and the Company closed the operation during the first quarter of 2005. Management does not believe the migration of revenues and cash flows from Montrose to the Company's continuing operations is material.

In June 2005, the Company sold the land and facilities of its discontinued Montrose operation for $2.4 million cash. The carrying value of these assets exceeded the proceeds received from the sale by $1.7 million. The Company reduced the portion of Merger consideration it previously allocated to the tangible assets of Montrose and increased the portion of Merger consideration it previously allocated to goodwill by this excess amount, recorded the disposition of the Auburn facility, and recognized the receipt of the $2.4 million cash during the second quarter of 2005.

Admiral Operation

In December 2004, a management buyout group purchased certain assets and assumed certain liabilities of the Company's Admiral operation in Wadsworth, Ohio for $0.3 million cash. In March 2005, the Company sold a former Admiral manufacturing facility in Barberton, Ohio for $1.5 million cash. The carrying value of this facility exceeded the proceeds received from the sale by less than $0.1 million. The Company reduced the portion of Merger consideration it previously allocated to the tangible assets of Admiral and increased the portion of Merger consideration it previously allocated to goodwill by this excess amount, recorded the disposition of the Barberton facility, and recognized the receipt of the $1.5 million cash during the first quarter of 2005. Admiral, which was an unincorporated operating division of the Company, manufactured precision tire castings and was not considered a core business of the Company.

Disclosure regarding severance and other benefits related to these discontinued operations is included in Note 11, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements.

Results from discontinued operations include the following revenues and income
(loss) before taxes:

                                                            Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
REVENUES                                                  -----------------------          -------------------------
(in thousands)                                             2005            2004              2005            2004
                                                          -------        --------          --------        ---------
BCC -- Phoenix                                            $    --        $    419          $     --        $  93,557
Raydex -- Skelmersdale                                         --           5,716               137            5,716
                                                          -------        --------          --------        ---------
  Networking Segment                                           --           6,135               137           99,273
                                                          -------        --------          --------        ---------
Montrose                                                        7           3,702             2,196            3,702
Admiral                                                        --             662               --               662
                                                          -------        --------          --------        ---------
  Electronics Segment                                           7           4,364             2,196            4,364
                                                          -------        --------          --------        ---------
Total                                                     $     7        $ 10,499          $  2,333        $ 103,637
                                                          =======        ========          ========        =========

                                                           Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
INCOME (LOSS) BEFORE TAXES                                -----------------------          -------------------------
(in thousands)                                              2005            2004              2005             2004
                                                          -------        --------          --------        ---------
BCC -- Phoenix                                            $   (67)       $ (3,390)         $ (1,505)       $ (14,826)
Raydex -- Skelmersdale                                         --            (966)           (1,438)            (966)
                                                          -------        --------          --------        ---------
  Networking Segment                                          (67)         (4,356)           (2,943)         (15,792)
                                                          -------        --------          --------        ---------
Montrose                                                        5             168              (793)             168
Admiral                                                        --            (109)              (32)            (109)
                                                          -------        --------          --------        ---------
  Electronics Segment                                           5              59              (825)              59
                                                          -------        --------          --------        ---------
Total                                                     $   (62)       $ (4,297)         $ (3,768)       $ (15,733)
                                                          =======        ========          ========        =========

Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Company at September 30, 2005 that remain as part of the disposal group:

                                                             Networking Segment     Electronics Segment
                                                          -----------------------   -------------------
                                                            BCC         Raydex
(in thousands)                                            Phoenix    Skelmersdale   Montrose    Admiral      Total
                                                          -------    ------------   --------   --------     --------
Assets:
  Deferred income taxes                                   $ 8,393    $         --   $     --   $     --     $  8,393
  Other current assets                                      2,419             133      2,014         13        4,579
                                                          -------    ------------   --------   --------     --------
       Total current assets                               $10,812    $        133   $  2,014   $     13     $ 12,972
                                                          -------    ------------   --------   --------     --------
       Total long-lived assets                            $11,272    $         --   $  1,420   $     --     $ 12,692
                                                          -------    ------------   --------   --------     --------

Liabilities:
  Accounts payable and accrued liabilities                $   718    $         --   $    245   $     --     $    963
  Other current liabilities                                 7,992              --         --         --        7,992
                                                          -------    ------------   --------   --------     --------
       Total current liabilities                          $ 8,710    $         --   $    245   $     --     $  8,955
                                                          -------    ------------   --------   --------     --------
       Total long-term liabilities                        $ 1,715    $         --   $     --   $     --     $  1,715
                                                          =======    ============   ========   ========     ========

NOTE 5:  SHARE INFORMATION

                                                                                                 Common      Treasury
(number of shares in thousands)                                                                  Stock        Stock
                                                                                                 ------      --------
Balance at December 31, 2003                                                                     26,204          (547)
Merger between Belden and CDT                                                                    23,380        (3,414)
Issuance of stock:
  Exercise of stock options                                                                          90            31
  Stock compensation                                                                                 --           519
  Employee stock purchase plan settlement                                                            12             4
  Retirement savings plan contributions                                                              --           118
Receipt of stock:
  Forfeiture of stock by Incentive Plans participants in lieu of cash payment of individual
      tax liabilities related to share-based compensation                                            --           (13)
                                                                                                 ------      --------
Balance at September 30, 2004                                                                    49,686        (3,302)
                                                                                                 ======      ========

Balance at December 31, 2004                                                                     50,211        (3,009)
ISSUANCE OF STOCK:
  EXERCISE OF STOCK OPTIONS                                                                         122            49
  STOCK COMPENSATION                                                                                 --            10
RECEIPT OF STOCK:
  FORFEITURE OF STOCK BY INCENTIVE PLANS PARTICIPANTS IN LIEU OF CASH PAYMENT OF INDIVIDUAL
      TAX LIABILITIES RELATED TO SHARE-BASED COMPENSATION                                            --           (24)
  SHARE REPURCHASE PROGRAM                                                                           --        (2,473)
                                                                                                 ------      --------
BALANCE AT SEPTEMBER 30, 2005                                                                    50,333        (5,447)
                                                                                                 ======      ========

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. From that date through September 30, 2005, the Company repurchased approximately 2.5 million shares of its common stock at an aggregate cost of $51.7 million. From October 1, 2005 through November 1, 2005, the Company repurchased an additional 1.4 million shares of its common stock at an aggregate cost of $26.6 million.

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

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                     ---------------------      ---------------------
(in thousands, except per share amounts)                              2005          2004         2005          2004
                                                                     -------      --------      -------      --------
Numerator for basic income (loss) per share:
  Income (loss) from continuing operations                           $ 6,078      $ (3,201)     $25,148      $  6,757
  Loss from discontinued operations                                      (13)       (2,809)      (2,438)      (10,128)
  Gain (loss) on disposal of discontinued operations                      --        (1,529)      15,163         1,491
                                                                     -------      --------      -------      --------
       Net income (loss)                                             $ 6,065      $ (7,539)     $37,873      $ (1,880)
                                                                     =======      ========      =======      ========
Numerator for diluted income (loss) per share:
  Income (loss) from continuing operations                           $ 6,078      $ (3,201)     $25,148      $  6,757
  Tax-effected interest expense on convertible
       subordinated debentures                                           678            --        2,033            --
                                                                     -------      --------      -------      --------
       Adjusted income (loss) from continuing operations               6,756        (3,201)      27,181         6,757
       Loss from discontinued operations                                 (13)       (2,809)      (2,438)      (10,128)
       Gain (loss) on disposal of discontinued operations                 --        (1,529)      15,163         1,491
                                                                     -------      --------      -------      --------
           Adjusted net income (loss)                                $ 6,743      $ (7,539)     $39,906      $ (1,880)
                                                                     =======      ========      =======      ========

Denominator:
  Denominator for basic income (loss) per share -- weighted average
       shares                                                         45,540        42,517       46,518        31,266
  Effect of dilutive common stock equivalents                          6,673            --        6,649           377
                                                                     -------      --------      -------      --------
  Denominator for diluted income (loss) per share --
       adjusted weighted average shares                               52,213        42,517       53,167        31,643
                                                                     =======      ========      =======      ========
Basic income (loss) per share:
  Continuing operations                                              $   .13      $   (.08)     $   .54      $    .21
  Discontinued operations                                                 --          (.07)        (.05)         (.32)
  Disposal of discontinued operations                                     --          (.03)         .32           .05
  Net income (loss)                                                      .13          (.18)         .81          (.06)
                                                                     =======      ========      =======      ========
Diluted income (loss) per share:
  Continuing operations                                              $   .13      $   (.08)     $   .51      $    .21
  Discontinued operations                                                 --          (.07)        (.05)         (.32)
  Disposal of discontinued operations                                     --          (.03)         .29           .05
  Net income (loss)                                                      .13          (.18)         .75          (.06)
                                                                     =======      ========      =======      ========

For the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2004, the Company did not include 2.5 million, 2.5 million and 3.3 million outstanding stock options, respectively, in the development of the denominators used in the diluted income (loss) per share computations because the exercise prices of these options were greater than the respective average market price of the Company's common stock during those periods. For the three months ended September 30, 2004, the Company did not include any of its outstanding stock equivalents in the development of the denominator used in the dilutive loss per share computation because of the Company's loss from continuing operations for that period.

The Company repurchased 1.4 million shares of its common stock in the open market between October 1, 2005 and November 1, 2005. Had the Company purchased these shares prior to September 30, 2005, the denominators used for the calculation of basic income per share and diluted income per share would have been approximately 45.1 million and 51.8 million, respectively, for the three months ended September 30, 2005 and 46.2 million and 52.9 million, respectively, for the nine months ended September 30, 2005.

On October 31, 2005, John S. Stroup joined the Company as President, Chief Executive Officer and Director. On that date, the Company granted to Mr. Stroup approximately 450 thousand stock options and 150 thousand restricted stock unit awards. Had the Company granted these options and awards prior to September 30, 2005, the denominators used for the calculation of diluted income (loss) per share would have increased by less than 0.1 million shares for both the three- and nine-month periods ended September 30, 2005.

NOTE 7:  COMPREHENSIVE INCOME

Comprehensive income consists of two components -- net income (loss) and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of (a) adjustments that result from translation of the Company's foreign entity financial statements from their functional currencies to United States dollars,
(b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in the Company's financial statements, and (c) minimum pension liability adjustments.

The components of comprehensive income were as follows:

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                      -------------------      --------------------
(in thousands)                                                          2005        2004         2005         2004
                                                                      -------    --------      -------     --------
Net income (loss)                                                     $ 6,065    $ (7,539)     $37,873     $ (1,880)
Adjustments to foreign currency translation component of equity
                                                                        3,810       9,149      (26,835)       9,479
Adjustments to minimum pension liability                                   36          (5)         239           12
                                                                      -------    --------      -------     --------
  Comprehensive income                                                $ 9,911    $  1,605      $11,277     $  7,611
                                                                      =======    ========      =======     ========

The components of accumulated other comprehensive income were as follows:

                                                                              SEPTEMBER 30,      December 31,
(in thousands)                                                                    2005               2004
                                                                              -------------      ------------
Foreign currency translation component of equity                              $      18,931      $     45,766
Minimum pension liability, net of deferred tax benefit of
    $10,366 at September 30, 2005 and $10,421 at December
    31, 2004                                                                        (17,665)          (17,904)
                                                                              -------------      ------------
    Accumulated other comprehensive income                                    $       1,266      $     27,862
                                                                              =============      ============

NOTE 8:  INVENTORIES

The major classes of inventories were as follows:

                                                                              SEPTEMBER 30,      December 31,
(in thousands)                                                                    2005               2004
                                                                              -------------      ------------
Raw materials                                                                 $      61,405      $     55,229
Work-in-process                                                                      46,187            38,921
Finished goods                                                                      147,672           151,753
Perishable tooling and supplies                                                       3,775             3,822
                                                                              -------------      ------------
    Gross inventories                                                               259,039           249,725
Obsolescence and other reserves                                                     (17,131)          (22,691)
                                                                              -------------      ------------
    Net inventories                                                           $     241,908      $    227,034
                                                                              =============      ============

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

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

The carrying values of property, plant and equipment were as follows:

                                                                                    SEPTEMBER 30,       December 31,
(in thousands)                                                                          2005               2004
                                                                                    -------------       ------------
Land and land improvements                                                            $  29,378          $  33,089
Buildings and leasehold improvements                                                    136,408            139,990
Machinery and equipment                                                                 423,755            442,078
Construction in process                                                                  21,915             10,071
                                                                                      ---------          ---------
  Gross property, plant and equipment                                                   611,456            625,228
Accumulated depreciation                                                               (292,315)          (286,981)
                                                                                      ---------          ---------
  Net property, plant and equipment                                                   $ 319,141          $ 338,247
                                                                                      =========          =========

Disposals

In July 2005, the Company sold a parcel of its former Villingen, Germany manufacturing facility for $1.5 million cash. The parcel was sold at net book value.

In February 2005, the Company sold a Fort Lauderdale, Florida manufacturing facility that was acquired in the Merger for $1.4 million. The proceeds received from the sale exceeded the carrying value of this facility by less than $0.1 million. The Company increased the portion of Merger consideration it previously allocated to the assets and reduced the portion of Merger consideration it previously allocated to goodwill by this excess amount, recorded the disposition of the Fort Lauderdale facility, and recognized the receipt of the $1.4 million cash during the first quarter of 2005.

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

Impairment

In the second quarter of 2005, a major communications customer in the United Kingdom, sales to which generated 2004 revenues of $94.6 million, requested bids from both the Company and several other suppliers on a supply agreement currently awarded to the Company. This business provided reasonably satisfactory profit contribution in the past, but the Company viewed the communications cable market as extremely mature, with falling demand, excess capacity, and continuing price pressure. For this reason, on September 29, 2005, the Company announced its decision to exit the United Kingdom communications cable business. The Company viewed this decision as an indicator the aggregate carrying amount of the long-lived assets at certain European manufacturing facilities might no longer be recoverable. The Company estimated the future undiscounted cash flows expected in connection with certain assets recognized in the financial records of these facilities and compared such future cash flows to the aggregate carrying amount of these assets. The Company determined that the carrying amount of these assets was not recoverable. The Company reduced the carrying amount of these assets by $3.3 million to their estimated fair value as determined by discounting their estimated future cash flows. The factors used to determine estimated fair value included, but were not limited to, operating cash flows anticipated during the remaining useful lives of these assets, estimated market values for certain assets, and a discount rate commensurate with the risk-free interest rate reflective of the useful life remaining for these assets. This $3.3 million impairment loss was reflected in operating expense during the third quarter of 2005.

On September 29, 2005, the Company announced its decision to restructure its European operations in an effort to reduce manufacturing floor space and overhead. The Company viewed this decision as an indicator the aggregate carrying amount of the long-lived assets at certain European manufacturing facilities to be affected by the restructuring might no longer be recoverable. The Company estimated the future undiscounted cash flows expected in connection with certain assets recognized in the financial records of these facilities and compared such future cash flows to the aggregate carrying amount of these assets. The Company determined that the carrying amount of these assets and liabilities was recoverable and, accordingly, no impairment loss was recognized in the third quarter of 2005.

Losses may be incurred in the future as individual assets are disposed of during both the Company's exit from the United Kingdom communications cable business and the European restructuring.

NOTE 10: INTANGIBLE ASSETS

The carrying values of intangible assets were as follows:

                                                                                     SEPTEMBER 30,       December 31,
                                                                                             2005                2004
                                                                                     ------------        ------------
(in thousands)
Customer relations                                                                     $   54,774         $   55,702
Developed technologies                                                                      6,241              6,558
Favorable contracts                                                                         1,094              1,094
Backlog                                                                                     1,997              2,357
                                                                                       ----------         ----------
  Gross amortizable intangible assets                                                      64,106             65,711
Accumulated amortization                                                                   (5,610)            (3,093)
                                                                                       ----------         ----------
  Net amortizable intangible assets                                                        58,496             62,618
Trademarks, net of accumulated amortization of $315 at September 30, 2005 and
  $341 at December 31, 2004                                                                15,034             15,648
Goodwill, net of accumulated amortization of $12,143 at September 30, 2005 and
  $12,640 at December 31, 2004                                                            275,573            286,163
                                                                                       ----------         ----------
  Net intangible assets                                                                $  349,103         $  364,429
                                                                                       ==========         ==========

Impairment

On September 29, 2005, the Company announced its decision to exit the United Kingdom communications cable business and to restructure its European operations in an effort to reduce manufacturing floor space and overhead and streamline administrative processes. The Company viewed this decision as an indicator the carrying amounts of its two European reporting units might no longer be recoverable. The Company estimated the future discounted cash flows of the Europe Specialty/Electronics reporting unit and compared such future cash flows to the carrying amount of the Europe Specialty/Electronics reporting unit. The Company determined that the carrying amount of the Europe Specialty/Electronics reporting unit was fully recoverable. The Company also estimated the future discounted cash flows of the Europe Communications/Networks reporting unit and compared such future cash flows to the carrying amount of the Europe Communications/Networks reporting unit. The Company determined that the carrying amount of the Europe Communications/Networks reporting unit was not recoverable. The Company reduced the carrying amount of goodwill recognized in the financial records of the Europe Communications/Networks reporting unit by $7.1 million and reduced the carrying amount of goodwill recognized in the Finance & Administration (F&A) financial records (which the Company allocated to the Europe Communications/Networks reporting unit for the purpose of impairment testing) by $2.4 million to their respective implied fair values. The factors used to determine the implied fair values included, but were not limited to, operating cash flows anticipated during the remaining life of the Europe Communications/Networks reporting unit and a discount rate commensurate with the Company's weighted average cost of capital reflective of the remaining life for the Europe Communications/Networks reporting unit. These impairment losses were reflected in operating expense during the third quarter of 2005.

Segment Allocation

The Electronics segment reported goodwill, net of accumulated amortization, at September 30, 2005 in the amount of $128.5 million. There was no goodwill reported by the Networking segment at September 30, 2005. Goodwill allocated to the Electronics segment and the Networking segment decreased by $0.4 million and $7.8 million, respectively, from December 31, 2004 primarily because of goodwill impairment in the Networking segment resulting from the Company's decision to exit the United Kingdom communications cable business and the impact of translation on goodwill denominated in currencies other than the United States dollar in both segments. Goodwill of $147.1 million has not been assigned to any specific segment. Management believes it benefits the entire Company because it represents acquirer-specific synergies unique to the Merger and is therefore recognized in the F&A financial records. Goodwill recognized in the F&A financial records decreased by $2.4 million from December 31, 2004 because of the impairment of goodwill associated with the Company's decision to exit the United Kingdom communications cable business.

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The carrying values of accounts payable and accrued liabilities were as follows:

                                                                                    SEPTEMBER 30,        December 31,
                                                                                             2005                2004
                                                                                    -------------        ------------
(in thousands)
Trade accounts payable                                                                  $ 105,129            $ 77,591
Wages, severance and related taxes                                                         37,722              39,876
Employee benefits                                                                          39,107              37,351
Interest                                                                                    2,067               5,804
Other (individual items less than 5% of total current liabilities)                         29,022              24,413
                                                                                        ---------            --------
  Total accounts payable and accrued liabilities                                        $ 213,047            $185,035
                                                                                        =========            ========

Accrued Severance and Other Related Benefits Under 2003 Restructuring Plans

The Company recorded severance and other related benefits costs in the amount of $2.7 million in 2003 related to personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and within the Networking segment in the United Kingdom as operating expense ($1.4 million in cost of sales and $1.3 million in SG&A expenses). The Company notified 132 employees, prior to December 31, 2003, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in the amount of $0.2 million related to personnel reductions within the Electronics segment in the Netherlands in SG&A expenses. One employee was notified, prior to March 31, 2004, of the pending termination as well as the amount of severance and other related benefits he should expect to receive.

In the second quarter of 2004, the Company was notified by Inland Revenue that it owed an additional $0.4 million in other benefits related to severance paid in the fourth quarter of 2003 to terminated employees within the Company's Networking segment in the United Kingdom. The Company recorded these other benefits costs in cost of sales during the second and fourth quarters of 2004.

Accrued Severance and Other Related Benefits Under 2004 Restructuring Plans

The Company recorded severance and other related benefits costs in the amount of $0.3 million in the first quarter of 2004 related to personnel reductions within the Electronics segment in Canada in SG&A expenses. Two employees were notified, prior to March 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive. The Company recorded severance and other related benefits costs in the amount of $10.7 million in the second, third and fourth quarters of 2004 related to (1) personnel reductions within the Electronics segment in the United States, Canada, the Netherlands and Germany and (2) personnel reductions in the Networking segment in the United States as operating expense ($9.9 million in cost of sales and $0.8 million in SG&A expenses). The Company also recorded severance and other related benefits costs in the amount of $1.1 million in the third and fourth quarters of 2004 and $0.7 million in the first and second quarters of 2005 related to the pending closure of its Electronics segment manufacturing facility in Essex Junction, Vermont in cost of sales. The Company notified 232 employees, prior to December 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

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

The Company recorded severance and other related benefits costs in the amount of $0.3 million in the fourth quarter of 2004 related to personnel reductions within the Networking segment in Australia in SG&A expenses. Five employees were notified, prior to December 31, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

Accrued Severance and Other Related Benefits Under 2005 Restructuring Plans The

Company recorded severance and other related benefits costs in the amount of $1.2 million in the third quarter of 2005 related to personnel reductions within the Networking segment in Australia and the United Kingdom ($0.9 million in cost of sales and $0.3 million in SG&A expenses). The Company notified 25 employees, prior to September 30, 2005, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

The Company also recorded severance and other related benefits costs in the amount of $0.4 million in the third quarter of 2005 related to personnel reductions within the Electronics segment in the United States and Canada in cost of sales. Three employees were notified, prior to September 30, 2005, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth termination activity that occurred during 2005:

                                                                                                      Total Number of
                                                                                    Total Accrued  Employees Eligible
                                                                                    Severance and   for Severance and
                                                                                    Other Related       Other Related


                                      2003 Plans    2004 Plans    2005 Plans            Benefits             Benefits
                                      ----------    ----------    ----------       -------------   ------------------
(in thousands, except number of
employees)
Balance at December 31, 2004              $  542       $19,898        $   --             $20,440                  722
Merger-related activities:
   Cash payments/terminations                 --        (3,269)           --              (3,269)                (192)
   Foreign currency translation               --           (89)           --                 (89)                  --
   Other adjustments                          --           (62)           --                 (62)                   7
Other activities:
   Cash payments/terminations               (137)       (2,656)           --              (2,793)                 (97)
   New charges (1)                             1           587            --                 588                   --
   Foreign currency translation              (17)         (437)           --                (454)                  --
   Other adjustments                          --           (72)           --                 (72)                  (3)
                                          ------       -------        ------             -------               ------
Balance at March 31, 2005 (2)                389        13,900            --              14,289                  437
Merger-related activities:
   Cash payments/terminations                 --        (2,307)           --              (2,307)                (139)
   New charges (3)                            --         2,625            --               2,625                   19
   Foreign currency translation               --           (18)           --                 (18)                --
   Other adjustments                          --          (951)                             (951)                 (63)
Other activities:                                                         --
   Cash payments/terminations               (147)       (1,874)           --              (2,021)                 (86)
   New charges                               ---           250            --                 250                    3
   Foreign currency translation               (8)         (368)           --                (376)                  --
   Other adjustments                         ---           (44)           --                 (44)                  --
                                          ------       -------        ------             -------               ------
Balance at June 30, 2005 (4)                 234        11,213            --              11,447                  171
Merger-related activities:
   Cash payments/terminations                ---        (1,302)           --              (1,302)                 (24)
   New charges                               ---           ---            --                 ---                   --
   Foreign currency translation              ---            22            --                  22                   --
   Other adjustments                         ---           ---            --                 ---                   --
Other activities:
   Cash payments/terminations                (41)       (1,003)         (162)            (1,206)                  (25)
   New charges                               ---          ----         1,662              1,662                    32
   Foreign currency translation               (4)         (183)           (6)              (193)                   --
   Other adjustments                         ---            (1)           --                 (1)                   (1)
                                          ------       -------       -------            -------                ------
Balance at September 30, 2005 (5)         $  189       $ 8,746       $ 1,494            $10,429                   153
                                          ======       =======       =======            =======                ======

(1)  Includes charges totaling $0.1 million related to discontinued operations

(2) Includes severance and other related benefits totaling $2.8 million and 174 applicable employees related to discontinued operations

(3)  Includes charges totaling $0.2 million related to discontinued operations

(4) Includes accrued severance and other related benefits totaling $0.9 million and 28 applicable employees related to discontinued operations

(5) Includes accrued severance and other related benefits totaling $0.1 million and 8 applicable employees related to discontinued operations

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Executive Succession Costs

The Company's former President and Chief Executive Officer, C. Baker Cunningham, has entered into a separation of employment agreement with the Company. The separation agreement confirms Mr. Cunningham's entitlement and obligations under his change of control employment agreement with Belden Inc., dated as of July 31, 2001, as a result of his separation of employment. The Company recognized SG&A expense of $5.1 million and $0.9 million, respectively, in the second and third quarters of 2005 related to Mr. Cunningham's separation of employment and associated executive succession planning services. The terms of Mr. Cunningham's stock options were modified by the separation agreement to extend the exercise period to three years from the date of separation, not to exceed the original term of the option grant. The modification resulted in additional compensation expense of approximately $0.5 million, which is included in the SG&A expense discussed above.

In September 2005, the Company announced the appointment of John S. Stroup as President, Chief Executive Officer and Director effective October 31, 2005. In accordance with the Executive Employment Agreement dated September 23, 2005 between the Company and Mr. Stroup (the AGREEMENT), he was awarded a combination of approximately 450 thousand stock options and approximately 150 thousand restricted stock unit awards on October 31, 2005 to compensate him for the "in the money" value of the nonvested options and nonvested restricted stock that he forfeited upon leaving his previous employer and as a further inducement to join the Company. The options have an exercise price of $19.93 per option, vest in equal installments over three years, and expire in ten years. The restricted stock units cliff vest in five years and will be paid in the Company's stock upon vesting. Additional provisions will apply in the event of employment termination or a change of control in the Company. The Agreement also guarantees Mr. Stroup a 2005 bonus of not less than $280,000. The Company will recognize compensation expense related to the restricted stock units and the annual bonus beginning in the fourth quarter of 2005 and will recognize compensation expense related to the stock options beginning in the first quarter of 2006 (upon the Company's adoption of SFAS No. 123(R)).

NOTE 12: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Medium-Term Notes

In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in $15.0 million annual increments in August 2005 through August 2009. The Company repaid the first $15.0 million annual increment of the 1997 placement in August 2005.

Credit Agreement

There were no outstanding borrowings at September 30, 2005 under the Company's credit agreement dated October 9, 2003. The Company had $26.7 million in borrowing capacity available at September 30, 2005.

Short-Term Borrowings

At September 30, 2005, the Company had unsecured, uncommitted arrangements with nine banks under which it could borrow up to $5.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at September 30, 2005.

Convertible Subordinated Debentures

At September 30, 2005, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.2 million shares of common stock, at a conversion price of $17.859 per share, upon the occurrence of certain events. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 13, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. At September 30, 2005, one of these conditions -- the closing sale price of the Company's common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender -- had been satisfied. At November 1, 2005, none of these conditions had been satisfied.

As of November 1, 2005, no holders of the debentures have surrendered their debentures for conversion into shares of the Company's common stock.

The 6.2 million shares of common stock that would be issued if the debentures were converted are included in the Company's calculation of diluted income per share for the three- and nine-month periods ended September 30, 2005.

NOTE 13: INCOME TAXES

Income tax expense of $16.3 million for the nine months ended September 30, 2005 resulted from income from continuing operations before taxes of $41.5 million. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate are analyzed below:

Nine Months Ended September 30, 2005                           Amount            Rate
-----------------------------------                           -------         -------
(in thousands, except rate data)
Provision at statutory rate                                   $14,517         35.0 %
State and local income taxes                                    1,201          2.9 %
Nondeductible goodwill impairment                               1,723          4.2 %
Change in deferred tax valuation allowance                       (156)        (0.4)%
Resolution of prior-period tax contingency                     (1,167)        (2.8)%
Foreign income tax rate differences and other, net                210          0.5 %
                                                              -------         -----
Total tax expense                                             $16,328         39.4 %
                                                              =======         =====

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

The following table provides the components of net periodic benefit costs for the plans:

                                                                                 Other Postretirement
                                                        Pension Obligations               Obligations
                                                     ----------------------      --------------------
Three Months Ended September 30,                         2005          2004        2005         2004
--------------------------------------------          -------       -------       -----        -----
(in thousands)
   Service cost                                       $ 2,223       $ 1,956       $ 141        $  86
   Interest cost                                        3,136         3,132         610          500
   Expected return on plan assets                      (3,526)       (3,409)         --           --
   Amortization of prior service cost                     (10)            2         (27)         (27)
   Net (gain) loss recognition                            827           535         155          108
                                                      -------       -------       -----        -----
     Net periodic benefit cost                        $ 2,650       $ 2,216       $ 879        $ 667
                                                      =======       =======       =====        =====

                                                                                Other Postretirement
                                                        Pension Obligations              Obligations
                                                      ---------------------     ---------------------
Nine Months Ended September 30,                          2005          2004        2005         2004
--------------------------------------------          -------       -------      ------        -----
(in thousands)
   Service cost                                       $ 6,932       $ 5,538       $ 382        $ 101
   Interest cost                                        9,767         8,626       1,783          965
   Expected return on plan assets                     (10,962)       (9,435)         --           --
   Amortization of prior service cost                     (30)           (4)        (81)         (79)
   Net (gain) loss recognition                          2,569         1,599         465          323
                                                      -------       -------      ------       ------
     Net periodic benefit cost                        $ 8,276       $ 6,324      $2,549       $1,310
                                                      =======       =======      ======       ======

The following table provides actual and anticipated contributions to the Company's pension plans and other postretirement plans:

                                                                                                         Other
                                                                                   Pension      Postretirement
                                                                               Obligations         Obligations
                                                                               -----------      --------------
(in thousands)
Actual contributions for the three months ended September 30, 2005                $  6,292             $   533
Actual contributions for the nine months ended September 30, 2005                   17,048               1,824
Anticipated contributions for the year ended December 31, 2005                      23,200               2,500

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

Letters of Credit, Guarantees and Bonds

At September 30, 2005, the Company was party to unused standby letters of credit and unused bank guarantees totaling $10.2 million and $5.4 million, respectively. The Company also maintains surety bonds totaling $4.6 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, retirement benefits in Germany and the importation of product into the United States and Canada.

Severance and Other Related Benefits

The Company completed the sale of part of a business in Germany to a management-led buyout group in October 2003. The Company will retain liability for severance and other related benefits, estimated at $1.5 million on September 30, 2005, in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees' duration of employment with the buyout group. The Company will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

Affiliate Guarantees

At September 30, 2005, Belden CDT Inc. and its subsidiaries had affiliate guarantees outstanding totaling $124.6 million. The maximum potential amount of future payments Belden CDT Inc. or its subsidiaries could be required to make under these affiliate guarantees at September 30, 2005 is $124.6 million. The Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

NOTE 16: BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its operations through two business segments -- Electronics and Networking. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products primarily with industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMS). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.

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

Effective January 1, 2005, the Company began accounting for all internal sourcing of product between its business segments as affiliate sales and directed any business segment that sold product it had sourced from an affiliate to recognize profit applicable to both the manufacturing and selling efforts. In prior years, a business segment that sold product it had sourced from an affiliate only recognized profit margin applicable to the selling effort. The Company made this change as a result of increased transactions between its business segments largely resulting from the Merger. The Company believes this change provides more useful information for purposes of making decisions about allocating resources to the business segments and assessing their performance. The Company has reclassified the business segment information presented for the three- and nine-month periods ended September 30, 2004 to reflect business segment performance as if the Company had implemented this new accounting procedure effective January 1, 2004.

Business Segment Information

Amounts reflected in the column entitled F&A in the tables below represent corporate headquarters operating, treasury and income tax expenses, corporate assets, and corporate investment in certain affiliates. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues, affiliate cost of sales, and certain intersegment investments in affiliates.

THREE MONTHS ENDED SEPTEMBER 30,
2005                                             ELECTRONICS     NETWORKING        F&A     ELIMINATIONS         TOTAL
--------------------------------                 -----------     ----------     -------    ------------     ---------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                          $199,529       $142,860      $   --          $   --      $342,389
AFFILIATE REVENUES                                    20,256          4,016          --         (24,272)           --
SEGMENT OPERATING INCOME (LOSS)                       28,857           (961)     (7,826)         (5,296)       14,774
SEGMENT IDENTIFIABLE ASSETS (1)                      689,189        337,804     467,858        (161,011)    1,333,840
                                                    ========       ========     =======        ========     =========

Three Months Ended September 30,
2004                                             Electronics     Networking        F&A      Eliminations        Total
--------------------------------                 -----------     ----------     -------    ------------     ---------
(in thousands)
External customer revenues                          $171,972       $109,482      $   --          $    --     $281,454
Affiliate revenues                                    15,208             --          --          (15,208)          --
Segment operating income (loss)                        1,902          7,087      (9,774)          (2,402)      (3,187)
Segment identifiable assets (1)                      646,903        367,085     687,502         (430,841)   1,270,649
                                                    ========       ========     =======         ========    =========

(1)  Excludes assets of discontinued operations

NINE MONTHS ENDED SEPTEMBER 30,
2005                                             ELECTRONICS     NETWORKING        F&A      ELIMINATIONS        TOTAL
------------------------------------             -----------     ----------     -------    ------------     ---------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                          $582,007       $407,194      $   --          $    --     $989,201
AFFILIATE REVENUES                                    71,257          9,821          --          (81,078)          --
SEGMENT OPERATING INCOME (LOSS)                       76,439         14,595     (25,738)         (15,587)      49,709
                                                    ========       ========     =======         ========    =========

Nine Months Ended September 30,
2004                                             Electronics     Networking        F&A      Eliminations        Total
--------------------------------                 -----------     ----------     -------    ------------     ---------
(in thousands)
External customer revenues                          $408,338     $  227,526     $    --         $     --     $635,864
Affiliate revenues                                    64,225            646          --          (64,871)          --
Segment operating income (loss)                       28,539         15,300     (18,140)         (10,141)      15,558
                                                    ========     ==========     =======         ========    =========

Total segment operating income differs from net income reported in the Consolidated Statements of Operations as follows:

                                                                       Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                      2005           2004          2005          2004
                                                                   -------       --------       -------     ---------
(in thousands)
Total segment operating income (loss)                             $ 14,774       $ (3,187)     $ 49,709     $ 15,558
Interest expense, net                                               (2,198)        (3,537)       (7,682)       (9,870)
Minority interest                                                     (215)          (225)         (551)         (225)
Other nonoperating income                                               --             --            --         1,732
Income tax benefit (expense)                                        (6,283)         3,748       (16,328)         (438)
                                                                  --------       --------      --------     ---------
Income (loss) from continuing operations                             6,078         (3,201)       25,148         6,757
Loss from discontinued operations (1)                                  (13)        (2,809)       (2,438)      (10,128)
Gain (loss) on disposal of discontinued operations (2)                  --         (1,529)       15,163         1,491
                                                                  --------       --------      --------     ---------
Net income (loss)                                                 $  6,065       $ (7,539)     $ 37,873      $ (1,880)
                                                                  ========       ========      ========     =========

(1)  Net of tax benefit of $49, $1,489, $1,330, and $5,606, respectively

(2)  Net of tax benefit (expense) of $860, $(8,529) and $(839), respectively

Geographic Information

The following table identifies revenues by geographic region based on the location of the customer.

Three Months Ended September 30,                                       2005                                2004
                                                                 ----------                          ----------
                                                                 PERCENT OF                          Percent of
                                                  REVENUES         REVENUES          Revenues          Revenues
                                                 ---------       ----------         ---------        ----------
(in thousands, except % data)
United States                                    $ 177,966            52.0%         $ 143,540             51.0%
Canada                                              34,664            10.1%            23,698              8.4%
United Kingdom                                      38,490            11.2%            36,712             13.0%
Continental Europe                                  62,987            18.4%            52,245             18.6%
Rest of World                                       28,282             8.3%            25,259              9.0%
                                                 ---------           -----          ---------            -----
Total                                            $ 342,389           100.0%         $ 281,454            100.0%
                                                 =========           =====          =========            =====

Nine Months Ended September 30,                                        2005                                2004
                                                                 PERCENT OF                          Percent of
                                                  REVENUES         REVENUES          Revenues          Revenues
                                                 ---------       ----------         ---------        ----------
(in thousands, except % data)
United States                                    $ 503,306            50.9%         $ 332,027             52.2%
Canada                                              98,928            10.0%            48,122              7.6%
United Kingdom                                     116,837            11.8%            90,670             14.3%
Continental Europe                                 188,140            19.0%           104,208             16.4%
Rest of World                                       81,990             8.3%            60,837              9.5%
                                                 ---------           -----          ---------            -----
Total                                            $ 989,201           100.0%         $ 635,864            100.0%
                                                 =========           =====          =========            =====

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

DISCONTINUED OPERATIONS

The Company currently reports four operations -- the Belden Communications Company (BCC) operation in Phoenix, Arizona; the Raydex/CDT Ltd. (RAYDEX) operation in Skelmersdale, United Kingdom; the Montrose/CDT (MONTROSE) operation in Auburn, Massachusetts; and the Admiral/CDT (ADMIRAL) operation in Wadsworth, Ohio and Barberton, Ohio -- as discontinued operations. Each of these operations is reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Raydex, Montrose and Admiral operations were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were held for sale during the three- and nine-month periods ended September 30, 2005.

Discussion regarding each operation, including (1) a listing of revenues and income (loss) before income taxes generated by each operation during the three- and nine-month periods ended September 30, 2005 and 2004 and (2) a listing of the major classes of assets and liabilities belonging to each operation at September 30, 2005 that remain as part of the disposal group, is included in
Note 4, Discontinued Operations, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing consolidated operating results.

                                                                         Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                     ----------------------         -----------------
                                                                          2005         2004         2005         2004
                                                                     ---------    ---------    ---------    ---------
(In thousands)
Revenues                                                             $ 342,389    $ 281,454    $ 989,201    $ 635,864
Gross profit                                                            76,345       53,211      216,690      121,414
Operating income (loss)                                                 14,774       (3,187)      49,709       15,558
Interest expense                                                        (2,198)      (3,537)      (7,682)      (9,870)
Income (loss) from continuing operations before taxes                   12,361       (6,949)      41,476        7,195
Income (loss) from continuing operations                                 6,078       (3,201)      25,148        6,757
Loss from discontinued operations (1)                                      (13)      (2,809)      (2,438)     (10,128)
Gain (loss) on disposal of discontinued operations (2)                      --       (1,529)      15,163        1,491
Net income (loss)                                                        6,065       (7,539)      37,873       (1,880)
                                                                     =========    =========    =========    =========

(1)  Net of tax benefit of $49, $1,489, $1,330 and $5,606, respectively

(2)  Net of tax benefit (expense) of $860, $(8,529) and $(839), respectively

BUSINESS SEGMENTS

The Company conducts its operations through two business segments -- Electronics and Networking. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products primarily with industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMS). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.

Effective January 1, 2005, the Company began accounting for all internal sourcing of product between its business segments as affiliate sales and directed any business segment that sold product it had sourced from an affiliate to recognize profit margin applicable to both the manufacturing and selling efforts. In prior years, a business segment that sold product it had sourced from an affiliate only recognized profit margin applicable to the selling effort. The Company made this change as a result of increased transactions between its business segments largely resulting from the Merger. The Company believes this change provides more useful information for purposes of making decisions about allocating resources to the business segments and assessing their performance. The Company has reclassified the business segment information presented for the three- and nine-month periods ended September 30, 2004 to reflect business segment performance as if the Company had implemented this new accounting procedure effective January 1, 2004.

The following table sets forth information comparing the Electronics segment operating results.

                                                                  Three Months Ended              Nine Months Ended
                                                                        September 30,                 September 30,
                                                             -----------------------        -----------------------
                                                                  2005          2004            2005           2004
                                                             ---------     ---------       ---------      ---------
(In thousands, except % data)
External customer revenues                                   $ 199,529     $ 171,972       $ 582,007      $ 408,338
Affiliate revenues                                              20,256        15,208          71,257         64,225
                                                             ---------     ---------       ---------      ---------
Total revenues                                                 219,785       187,180         653,264        472,563
Operating income                                                28,857         1,902          76,439         28,539
 As a percent of total revenues                                   13.1%          1.0%           11.7%           6.0%
                                                             =========     =========       =========      =========

The following table sets forth information comparing the Networking segment operating results.

                                                                  Three Months Ended              Nine Months Ended
                                                                        September 30,                 September 30,
                                                             -----------------------        -----------------------
                                                                  2005          2004            2005           2004
                                                             ---------     ---------       ---------      ---------
(In thousands, except % data)
External customer revenues                                   $ 142,860     $ 109,482       $ 407,194      $ 227,526
Affiliate revenues                                               4,016            --           9,821            646
                                                             ---------     ---------       ---------      ---------
Total revenues                                                 146,876       109,482         417,015        228,172
Operating income (loss)                                           (961)        7,087          14,595         15,300
 As a percent of total revenues                                   (0.7)%         6.5%            3.5%           6.7%
                                                             =========     =========       =========      =========

RESULTS OF OPERATIONS --
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

CONTINUING OPERATIONS CONSOLIDATED REVENUES

Revenues generated in the three months ended September 30, 2005 increased 21.7% to $342.4 million from revenues generated in the three months ended September 30, 2004 of $281.5 million because of increased sales volume, the impact of the Merger, increased selling prices, and favorable currency translation on international revenues.

The impact of increased unit sales generated during the three months ended September 30, 2005 contributed 8.8 percentage points of revenue increase. The Company experienced higher unit sales of products with networking/communications, industrial, video/sound/security, and transportation/defense applications.

Revenues generated through the addition of the CDT operations during the third quarter of 2005 totaled approximately $23.8 million and contributed 8.4 percentage points of revenue increase.

The impact of increased product pricing contributed 3.5 percentage points of revenue increase during the third quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the Company during 2004 and 2005 across most product lines in response to increases in the costs of copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.0 percentage point of revenue increase.

Revenues generated on sales of product to customers in the United States, representing 52.0% of total revenues generated during the three months ended September 30, 2005, increased by 24.0% compared with revenues generated during the same period in 2004. Absent the impact of the Merger, sales of product to customers in the United States increased by 14.7%. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005, increased demand for networking products, increased demand from the Gulf Coast region distributors in anticipation of repairs to the damage resulting from Hurricanes Katrina and Rita, some customer pre-buying ahead of the announced October 2005 sales price increases, and increased project activity requiring instrumentation/control cable products, in-flight entertainment cable products, central office communications cable products, and products with video/sound/security applications.

Revenues generated on sales of product to customers in Canada represented 10.1% of total revenues for the quarter ended September 30, 2005. Canadian revenues for the third quarter of 2005 increased by 46.3% compared with revenues for the third quarter of 2004. Absent the impact of the Merger and favorable currency translation on product sold by the Company's international operations to customers in Canada, revenues generated for the third quarter of 2005 increased by 21.4% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005, increased demand for networking products and increased capital project activity within the industrial sector resulting from high oil prices and increased demand from utilities companies.

Revenues generated on sales of product to customers in the United Kingdom, representing 11.2% of total revenues generated during the third quarter of 2005, increased by 4.8% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in the United Kingdom, revenues generated for the third quarter of 2005 increased by 2.2% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005.

Revenues generated on sales of product to customers in Continental Europe represented 18.4% of total revenues for the quarter ended September 30, 2005. Continental European revenues generated during the third quarter of 2005 increased by 20.6% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in Continental Europe, revenues generated during the third quarter of 2005 increased by 6.6% compared with revenues generated during the same period of 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005 and improved demand from communications customers in Continental Europe partially offset by weak demand from the German automotive industry, increased competition from Chinese exporters on sales of wireless communications cable products in the Nordic region, and the Company's decision to cease production of cord products and assemblies in Continental Europe during the first quarter of 2005.

Revenues generated on sales of product to customers in the rest of the world, representing 8.3% of the Company's total revenues generated during the three months ended September 30, 2005, increased by 12.0% from the same period in 2004. Absent the impact of the Merger and favorable currency translation of products sold by the Company's international operations to customers in the Latin America, Asia/Pacific and Africa/Middle East markets, revenues generated during the third quarter of 2005 increased by 8.1% compared with revenues generated during the same period in 2004. This increase represented the impact of sales price increases implemented during 2004 and 2005 and higher demand in the Asia/Pacific and Africa/Middle East markets.

CONTINUING OPERATIONS CONSOLIDATED COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings.

                                                                                                     Percent
                                                                                                    Increase
                                                                                               2005 Compared
Three Months Ended September 30,                                         2005         2004         With 2004
-------------------------------                                     ---------     --------     -------------
(in thousands, except % data)
Gross profit                                                        $  76,345     $ 53,211             43.5%
 As a percent of revenues                                                22.3%        18.9%

Operating income (loss)                                             $  14,774     $ (3,187)           563.6%
 As a percent of revenues                                                 4.3%        (1.1)%

Income (loss) from continuing operations before taxes               $  12,361     $ (6,949)           277.9%
 As a percent of revenues                                                 3.6%        (2.5)%

Income (loss) from continuing operations                            $   6,078     $ (3,201)           289.9%
 As a percent of revenues                                                 1.8%        (1.1)%
                                                                    =========     ========            =====

Gross profit increased 43.5% to $76.3 million in the three months ended September 30, 2005 from $53.2 million in the three months ended September 30, 2004 primarily because of the addition of gross profit generated by CDT operations during the quarter, the impact of sales price increases implemented during 2004 and 2005, and the favorable impact of currency translation on the gross profit generated by the Company's international operations. Also contributing to the favorable gross profit comparison were the current-quarter impact of material, labor and overhead cost reduction initiatives, severance and other benefits costs of $9.4 million recognized during the third quarter of 2004 related to personnel reductions in both North America and Europe, severance and other related benefits costs totaling $0.4 million recognized during the third quarter of 2004 related to the planned closure of a manufacturing facility in the United States, the impact of production outsourcing in Europe during the third quarter of 2004, and the impact of a 2003 production capacity rationalization initiative in Europe that resulted in lower output, higher scrap and increased maintenance costs during the third quarter of 2004.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas and severance and other related benefits costs totaling $1.4 million recognized during the current quarter related to personnel reductions in Europe and North America.

Gross profit as a percent of revenues increased by 3.4 percentage points from the prior year because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

Operating income (loss) improved 563.6% to income of $14.8 million for the three months ended September 30, 2005 from a loss of $3.2 million for the three months ended September 30, 2004 primarily because of higher gross profit largely attributable to the Merger and asset impairment charges totaling $8.9 million recognized during the third quarter of 2004 related to product line exits in Europe and the technological obsolescence of assets in the United States.

Partially offsetting the positive operating income comparison was an increase in selling, general and administrative (SG&A) expenses to $48.7 million in the third quarter of 2005 from $47.5 million in the third quarter of 2004 primarily because of the addition of SG&A expenses related to the CDT operations, merger integration costs of $0.7 million recognized in the current quarter, severance and other related benefits costs totaling $0.3 million recognized during the current quarter related to personnel reductions in Europe and the Asia/Pacific region, executive succession costs totaling $0.9 million recognized in the current quarter, and the unfavorable impact of currency translation on the SG&A expenses of the Company's international operations. These negative factors were partially offset by severance and other benefits costs of $0.7 million recognized in the third quarter of 2004 related to personnel reductions within the Company and both increased incentive compensation costs and increased professional services costs recognized during the third quarter of 2004 primarily because of the Merger. SG&A expenses as a percentage of revenues decreased to 14.2% in the third quarter of 2005 from 16.9% in the third quarter of 2004 primarily because of the increased revenues.

Also partially offsetting the positive operating income comparison were tangible asset and goodwill impairment costs of $3.3 million and $9.5 million, respectively, recognized during the third quarter of 2005 because of the Company's decision to exit the communications cable business in the United Kingdom. Operating income (loss) as a percent of revenues improved to 4.3% in the third quarter of 2005 from (1.1)% in the third quarter of 2004 as a result of the previously mentioned items.

Income (loss) from continuing operations before taxes improved 277.9% to income of $12.4 million in the three months ended September 30, 2005 from a loss of $6.9 million in the three months ended September 30, 2004 because of higher operating income largely attributable to the Merger and lower net interest expense. Net interest expense decreased 37.9% to $2.2 million in the third quarter of 2005 from $3.5 million in the third quarter of 2004 because of the repayment of 7.60% medium-term notes totaling $64.0 million in the third quarter of 2004, repayment of 6.92% medium-term notes totaling $15.0 million in the third quarter of 2005, and higher interest income earned on cash equivalents partially offset by the assumption of 4.00% subordinated convertible debentures totaling $110.0 million from the legacy CDT operations in the third quarter of 2004. Interest income earned on cash equivalents was $1.4 million in the third quarter of 2005 compared to $0.6 million in the third quarter of 2004. Average debt outstanding was $238.9 million and $271.9 million during the third quarters of 2005 and 2004, respectively. The Company's average interest rate was 5.91% in the third quarter of 2005 and 5.84% in the third quarter of 2004.

The Company's effective tax rate decreased to 50.8% in the three months ended September 30, 2005 from 53.9% in the three months ended September 30, 2004. This decrease was primarily attributable to the increase in pretax income, which reduces the relative impact of permanent differences.

Income (loss) from continuing operations improved 289.9% to income of $6.1 million in the three months ended September 30, 2005 from a loss of $3.2 million in the three months ended September 30, 2004 because of higher income from continuing operations before taxes resulting largely from the Merger partially offset by higher income tax expense.

ELECTRONICS SEGMENT

Revenues generated from sales to external customers increased 16.0% to $199.5 million for the quarter ended September 30, 2005 from $172.0 million for the quarter ended September 30, 2004 because of the impact of the Merger, increased selling prices, increased sales volume, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during the third quarter of 2005 totaled approximately $13.0 million and contributed 7.5 percentage points of revenue increase.

The impact of increased product pricing contributed 3.9 percentage points of revenue increase during the third quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented during 2004 and 2005 across most product lines in response to increases in the costs of copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

The impact of increased unit sales generated during the three months ended September 30, 2005 contributed 3.8 percentage points of revenue increase. The segment experienced higher unit sales of products with industrial, video/sound/security, and transportation/defense applications partially offset by lower unit sales of products with networking/communications applications.

Favorable foreign currency translation on international revenues contributed 0.8 percentage points of revenue increase.

Operating income increased to $28.9 million for the quarter ended September 30, 2005 from $1.9 million for the quarter ended September 30, 2004 mainly because of the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-quarter impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by the Company's international operations, severance and other benefits costs of $10.2 million recognized in the third quarter of 2004 related to personnel reductions, severance and other benefits costs of $0.4 million recognized in the third quarter of 2004 related to a planned manufacturing facility closure, asset impairment costs totaling $8.9 million recognized in the third quarter of 2004 related to product line exits in Europe and the technological obsolescence of assets in the United States, the impact on third quarter 2004 operating income of the 2003 production capacity rationalization initiative in Europe discussed above and increased incentive compensation costs recognized during the third quarter of 2004 because of the Merger.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas, severance and other related benefits costs of $0.5 million recognized during the current quarter related to personnel reductions, and merger integration costs totaling $0.4 million recognized in the current quarter.

As a percent of total revenues generated by the segment, operating income increased to 13.1% in the third quarter of 2005 from 1.0% in the third quarter of 2004 because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

NETWORKING SEGMENT

Revenues generated on sales to external customers increased 30.5% to $142.9 million for the quarter ended September 30, 2005 from $109.5 million for the quarter ended September 30, 2004. The revenue increase resulted primarily from increased sales volume, the impact of the Merger, increased selling prices, and favorable currency translation on revenues generated by the Company's international operations.

The impact of increased unit sales generated during the three months ended September 30, 2005 contributed 16.6 percentage points of revenue increase. The segment experienced higher unit sales of products with networking/communications, industrial, video/sound/security, and transportation/defense applications.

Revenues generated through the addition of the CDT operations during the third quarter of 2005 totaled approximately $10.8 million and contributed 9.8 percentage points of revenue increase.

The impact of increased product pricing contributed 2.9 percentage points of revenue increase during the third quarter of 2005. This price improvement resulted primarily from the impact of sales price increases implemented during 2004 and 2005 across most product lines in response to increases in the costs in copper and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.2 percentage points of revenue increase.

Operating income (loss) deteriorated to a loss of $1.0 million for the quarter ended September 30, 2005 from income of $7.1 million for the quarter ended September 30, 2004 mainly because of tangible asset and goodwill impairment charges totaling $3.3 million and $7.1 million, respectively, recognized during the current quarter because of the Company's decision to exit the communications cable business in the United Kingdom, severance and other related benefits costs of $1.2 million recognized during the current quarter resulting from personnel reductions, merger integration costs totaling $0.3 million recognized in the current quarter, and higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas.

These negative factors were partially offset by the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-quarter impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by the Company's international operations, the impact of production outsourcing in Europe during the third quarter of 2004, and increased incentive compensation recognized during the third quarter of 2004 because of the Merger.

Operating income (loss) as a percent of total revenues generated by the segment deteriorated to (0.7)% in the quarter ended September 30, 2005 from 6.5% for the quarter ended September 30, 2004 because of the previously mentioned items.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the quarter ended September 30, 2005 includes $0.1 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

Loss from discontinued operations for the quarter ended September 30, 2004 includes:

      - $4.4 million of revenues and $0.1 million of income before income tax expense related to the discontinued operations of the Company's Electronics segment; and

      - $6.1 million of revenues and $4.4 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

RESULTS OF OPERATIONS --
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004
CONTINUING OPERATIONS CONSOLIDATED REVENUES

Revenues generated in the nine months ended September 30, 2005 increased 55.6% to $989.2 million from revenues generated in the nine months ended September 30, 2004 of $635.9 million because of the impact of the Merger, increased selling prices, increased sales volume, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during the first nine months of 2005 totaled approximately $302.3 million and contributed 47.5 percentage points of revenue increase.

The impact of increased product pricing contributed 4.4 percentage points of revenue increase during the first nine months of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the Company during 2004 and 2005 across most product lines in response to increases in the costs of copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

The impact of increased unit sales generated during the nine months ended September 30, 2005 contributed 2.1 percentage points of revenue increase. The Company experienced higher unit sales of products with networking/communications, industrial, video/sound/security, and transportation/defense applications.

Favorable foreign currency translation on international revenues contributed 1.6 percentage points of revenue increase.

Revenues generated on sales of product to customers in the United States, representing 50.9% of total revenues generated during the nine months ended September 30, 2005, increased by 51.6% compared with revenues generated during the same period in 2004. Absent the impact of the Merger, sales of product to customers in the United States increased by 5.1%. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005, increased volume sales of networking products, increased demand from the Gulf Coast region distributors in anticipation of repairs to the damage resulting from Hurricanes Katrina and Rita, some customer pre-buying ahead of the announced October 2005 sales price increases, and increased project activity requiring instrumentation/control cable products, in-flight entertainment cable products, fiber optic cable products, central office communications cable products, and products with video/sound/security applications.

Revenues generated on sales of product to customers in Canada represented 10.0% of total revenues for the nine months ended September 30, 2005. Canadian revenues for the first nine months of 2005 increased by 105.6% compared with revenues for the first nine months of 2004. Absent the impact of the Merger and favorable currency translation on product sold by the Company's international operations to customers in Canada, revenues generated for the first nine months of 2005 increased by 20.6% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005, increased demand for networking products and increased capital project activity within the industrial sector resulting from high oil prices and increased demand from utilities companies.

Revenues generated on sales of product to customers in the United Kingdom, representing 11.8% of total revenues generated during the first nine months of 2005, increased by 28.9% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in the United Kingdom, revenues generated for the first nine months of 2005 increased by 13.1% compared with revenues generated for the same period in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005 and the addition of Belden-branded products to the portfolios of several United Kingdom distributors who have historically carried only CDT-branded products.

Revenues generated on sales of product to customers in Continental Europe represented 19.0% of total revenues for the nine months ended September 30, 2005. Continental European revenues generated during the first nine months of 2005 increased by 80.5% compared with revenues generated during the same period in 2004. Absent the impact of the Merger and favorable currency translation on products sold by the Company's international operations to customers in Continental Europe, revenues generated during the first nine months of 2005 decreased by 6.5% compared with revenues generated during the same period of 2004. This decrease resulted primarily from (1) nonrecurring sales of product for the Athens Olympic Games in 2004, (2) weak demand from the German automotive industry, (3) increased competition from Chinese exporters on sales of wireless communications cable products in the Nordic region and (4) the Company's decision to cease production of cord products and assemblies in Continental Europe during the first quarter of 2005.

Revenues generated on sales of product to customers in the rest of the world, representing 8.3% of the Company's total revenues generated during the nine months ended September 30, 2005, increased by 34.8% from the same period in 2004. Absent the impact of the Merger and favorable currency translation of products sold by the Company's international operations to customers in the Latin America, Asia/Pacific and Africa/Middle East markets, revenues generated during the first nine months of 2005 increased by 18.5% compared with revenues generated during the same period in 2004. This increase represented the impact of sales price increases implemented during 2004 and 2005 and higher demand in all three markets.

CONTINUING OPERATIONS CONSOLIDATED COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings.

                                                                                 Percent
                                                                                Increase
                                                                              2005 Compared
      Nine Months Ended September 30,                2005         2004          With 2004
----------------------------------------------     ---------    ---------     -------------
(in thousands, except % data)
Gross profit                                       $ 216,690    $ 121,414         78.5%
  As a percent of revenues                              21.9%        19.1%

Operating income                                   $  49,709    $  15,558        219.5%
  As a percent of revenues                               5.0%         2.4%

Income from continuing operations before taxes     $  41,476    $   7,195        476.5%
  As a percent of revenues                               4.2%         1.1%

Income from continuing operations                  $  25,148    $   6,757        272.2%
  As a percent of revenues                               2.5%         1.1%

Gross profit increased 78.5% to $216.7 million in the nine months ended September 30, 2005 from $121.4 million in the nine months ended September 30, 2004 primarily because of the addition of gross profit generated by CDT operations during the year, the impact of sales price increases implemented during 2004 and 2005, and the favorable impact of currency translation on the gross profit generated by the Company's international operations. Also contributing to the favorable gross profit comparison were the current-year impact of material, labor and overhead cost reduction initiatives, the impact of production outsourcing in Europe during the second and third quarters of 2004, and the impact of a 2003 production capacity rationalization initiative in Europe that resulted in lower output, higher scrap and increased maintenance costs during the first nine months of 2004, severance and other benefits costs of $9.4 million recognized during 2004 related to personnel reductions in both North America and Europe, and severance and other related benefits costs totaling $0.4 million recognized during 2004 related to the closure of a manufacturing facility in the United States.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas, severance and other related benefits costs totaling $1.4 million recognized during the current year related to personnel reductions within the Company, and severance and other related benefits costs totaling $0.7 million recognized during the current year related to the closure of a manufacturing facility in the United States.

Gross profit as a percent of revenues increased by 2.8 percentage points from the prior year because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

Operating income increased 219.5% to $49.7 million for the nine months ended September 30, 2005 from $15.6 million for the nine months ended September 30, 2004 primarily because of higher gross profit largely attributable to the Merger and asset impairment costs of $8.9 million recognized during 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger).

Partially offsetting the positive operating income comparison was an increase in SG&A expenses to $154.1 million in the first nine months of 2005 from $97.0 million in the first nine months of 2004 primarily because of the addition of SG&A expenses related to the CDT operations, merger integration costs of $3.5 million recognized during the current year, executive succession costs totaling $6.0 million recognized during the current year, severance and other related benefits costs totaling $0.3 million recognized during the current year related to personnel reductions in Europe and the Asia/Pacific region, and the unfavorable impact of currency translation on the SG&A expenses of the Company's international operations. These negative factors were partially offset by severance and other benefits costs of $1.4 million recognized during 2004 related to personnel reductions and both increased incentive compensation costs and increased professional services costs recognized during 2004 because of the Merger. SG&A expenses as a percentage of revenues increased to 15.6% in the first nine months of 2005 from 15.3% in the first nine months of 2004 primarily because of the merger integration costs and executive succession costs.

Also partially offsetting the positive operating income comparison were tangible asset and goodwill impairment costs of $3.3 million and $9.5 million, respectively, recognized during the current year because of the Company's decision to exit the United Kingdom communications cable business. Operating income as a percent of revenues increased to 5.0% in the first nine months of 2005 from 2.4% in the first nine months of 2004 as a result of the previously mentioned items.

Income from continuing operations before taxes increased 476.5% to $41.5 million in the nine months ended September 30, 2005 from $7.2 million in the nine months ended September 30, 2004 because of higher operating income largely attributable to the Merger and lower net interest expense. Net interest expense decreased 22.2% to $7.7 million in the first nine months of 2005 from $9.9 million in the first nine months of 2004 because of the repayment of 7.60% medium-term notes totaling $64.0 million in the third quarter of 2004, the repayment of 6.92% medium-term notes totaling $15.0 million in the third quarter of 2005, and higher interest income earned on cash equivalents partially offset by the assumption of 4.00% subordinated convertible debentures totaling $110.0 million from the legacy CDT operations in the third quarter of 2004. Interest income earned on cash equivalents was $3.6 million in the first nine months of 2005 compared to $1.0 million in the first nine months of 2004. Average debt outstanding was $244.8 million and $224.3 million during the first nine months of 2005 and 2004, respectively. The Company's average interest rate was 6.04% in the first nine months of 2005 and 6.40% in the first nine months of 2004.

The Company's effective tax rate increased to 39.4% in the nine months ended September 30, 2005 from 6.1% in the nine months ended September 30, 2004. This increase was primarily attributable to (1) the increase in pretax income, which reduces the relative impact of permanent differences, and (2) certain charges recognized during the current year that were not deductible for tax purposes.

Income from continuing operations increased 272.2% to $25.1 million in the nine months ended September 30, 2005 from $6.8 million in the nine months ended September 30, 2004 mainly because of higher income from continuing operations before taxes resulting largely from the Merger partially offset by higher income tax expense.

ELECTRONICS SEGMENT

Revenues generated from sales to external customers increased 42.5% to $582.0 million for the nine months ended September 30, 2005 from $408.3 million for the nine months ended September 30, 2004 because of the impact of the Merger, increased selling prices, favorable currency translation on international revenues, and increased sales volume.

Revenues generated through the addition of the CDT operations during the first nine months of 2005 totaled approximately $148.0 million and contributed 36.2 percentage points of revenue increase.

The impact of increased product pricing contributed 4.3 percentage points of revenue increase during the first nine months of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and 2005 across most product lines in response to increases in the costs in copper, Teflon(R) FEP, and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.5 percentage points of revenue increase.

The impact of increased unit sales generated during the nine months ended September 30, 2005 contributed 0.5 percentage points of revenue increase. The segment experienced higher unit sales of products with video/sound/security, transportation/defense, and industrial applications partially offset by lower unit sales of products with networking/communications applications.

Operating income increased to $76.4 million for the nine months ended September 30, 2005 from $28.5 million for the nine months ended September 30, 2004 mainly because of the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-year impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by the Company's international operations, the impact that the 2003 production capacity rationalization initiative in Europe had on 2004 operating income, severance and other related benefits costs totaling $10.9 million recognized during 2004 related to personnel reductions, severance and other related benefits costs totaling $0.4 million recognized during 2004 related to the closure of a manufacturing facility in the United States, and increased incentive compensation costs recognized by the segment during 2004 because of the Merger.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper, Teflon(R) FEP and commodities derived from both petroleum and natural gas, merger integration costs totaling $2.0 million recognized in the current year, severance and other benefits costs of $0.7 million recognized during the current year related to the closure of a manufacturing facility in the United States and severance and other related benefits costs of $0.5 million recognized during the current year related to personnel reductions.

As a percent of total revenues generated by the segment, operating income increased to 11.7% in the first nine months of 2005 from 6.0% in the first nine months of 2004 because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

NETWORKING SEGMENT

Revenues generated on sales to external customers increased 79.0% to $407.2 million for the nine months ended September 30, 2005 from $227.5 million for the nine months ended September 30, 2004. The revenue increase resulted primarily from the impact of the Merger, increased sales volume, increased selling prices, and favorable currency translation on revenues generated by the Company's international operations.

Revenues generated through the addition of the CDT operations during the first nine months of 2005 totaled approximately $154.3 million and contributed 67.8 percentage points of revenue increase.

The impact of increased unit sales generated during the nine months ended September 30, 2005 contributed 4.8 percentage points of revenue increase. The segment experienced higher unit sales of products with networking/communications, industrial, video/sound/security, and transportation/defense applications.

The impact of increased product pricing contributed 4.5 percentage points of revenue increase during the first nine months of 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and 2005 across most product lines in response to increases in the costs of copper and commodities derived from petroleum and natural gas.

Favorable foreign currency translation on international revenues contributed 1.9 percentage points of revenue increase.

Operating income decreased to $14.6 million for the nine months ended September 30, 2005 from $15.3 million for the nine months ended September 30, 2004 mainly because of tangible assets and goodwill impairment charges totaling $3.3 million and $7.1 million, respectively, recognized during the current year because of the Company's decision to exit the United Kingdom communications cable business, higher product costs resulting from increased purchase prices for copper and commodities derived from both petroleum and natural gas, severance and other related benefits costs of $1.2 million related to personnel reductions in Europe and the Asia/Pacific region, and merger integration costs totaling $0.9 million recognized in the current year.

These negative factors were partially offset by the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-quarter impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by the Company's international operations, the impact of production outsourcing in Europe during the second and third quarters of 2004, increased incentive compensation costs recognized during 2004 because of the Merger, and severance and other related benefits costs of $0.3 million recognized during 2004 related to personnel reductions.

Operating income as a percent of total revenues generated by the segment decreased to 3.5% in the nine months ended September 30, 2005 from 6.7% for the nine months ended September 30, 2004 because of the previously mentioned items.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the nine months ended September 30, 2005 includes:

      - $2.2 million of revenues and $0.8 million of loss before income tax benefits related to the discontinued operations of the Company's Electronics segment; and

      - $0.1 million of revenues and $2.9 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

The Company recognized a gain on the disposal of discontinued operations in the amount of $23.7 million before tax ($15.2 million after tax) during the first nine months of 2005.

Loss from discontinued operations for the nine months ended September 30, 2004 includes:

      - $4.4 million of revenues and $0.1 million of income before income tax expense related to the discontinued operations of the Company's Electronics segment; and

      - $99.3 million of revenues and $15.8 million of loss before income tax benefits related to the discontinued operations of the Company's Networking segment.

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

The Company expects capital expenditures for 2005 to be approximately $28.0 million. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company's financial position require it.

Any material reduction in customer demand, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company's product mix or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

Net cash outflow during the nine months ended September 30, 2005 totaled $10.9 million. The disposal of discontinued operations provided $40.0 million of cash during the first nine months of 2005.

Net cash inflow during the nine months ended September 30, 2004 totaled $6.6 million. The disposal of discontinued operations provided $78.2 million of cash during the first nine months of 2004.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities in the first nine months of 2005 totaled $40.6 million and included $24.7 million of net non-cash operating expenses and a $22.0 million net increase in operating assets and liabilities. Non-cash operating expenses consisted of depreciation, amortization, deferred tax expense, tangible asset and goodwill impairment charges, and stock-based compensation, net of a gain on the disposal of tangible assets. The net increase in operating assets and liabilities resulted primarily from increased receivables and inventories partially offset by increased accounts payable and accrued liabilities, increased accrued income taxes and increased other net operating assets and liabilities.

Net cash used for operating activities in the first nine months of 2004 totaled $3.7 million and included $37.1 million of net non-cash operating expenses and a $38.9 million net increase in operating assets and liabilities. Non-cash operating expenses consisted of depreciation, amortization, deferred tax expense, certain retirement savings plan contributions funded with common stock held in treasury rather than with cash, and stock-based compensation, net of a gain on the disposal of tangible assets. The net increase in operating assets and liabilities resulted from growth in both receivables and inventories necessary to support the Company's increased level of revenues.

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by investing activities totaled $23.3 million in the first nine months of 2005 primarily as the result of $30.7 million in proceeds received from the sales of tangible assets belonging to the Company's discontinued BCC - Phoenix operation, $9.3 million in proceeds received from the sale of other facilities held for sale and $2.5 million in proceeds received from the sale of equipment by the Company's continuing operations. These proceeds were partially offset by $19.3 million of cash used for the purchase of capital equipment. Net cash provided by investing activities in the first nine months of 2004 totaled $77.3 million primarily because of $78.2 million in proceeds received from the sale of tangible assets belonging to the Company's discontinued BCC - Phoenix operation and $4.4 million in proceeds received from the sale of equipment by the Company's continuing operations. These proceeds were partially offset by $5.3 million of cash used for the purchase of capital equipment.

CAPITAL EXPENDITURES

      Nine Months Ended September 30,           2005        2004
------------------------------------------     -------     -------
(in thousands)
Continuing operations:
    Capacity modernization and enhancement     $ 8,675     $ 3,238
    Capacity expansion                           4,596         217
    Other                                        5,999       1,373
                                               -------     -------
       Total continuing operations              19,270       4,828
Discontinued operations                             --         461
                                               -------     -------
                                               $19,270     $ 5,289
                                               =======     =======

Capital expenditures for the continuing operations during the nine months ended September 30, 2005 and 2004 represented 1.9% and 0.8%, respectively, of revenues for the same periods. Investment during both the first nine months of 2005 and 2004 was utilized principally for maintaining and enhancing existing production capabilities.

CASH FLOW FROM FINANCING ACTIVITIES

Net cash used for financing activities during the first nine months of 2005 and 2004 totaled $72.9 million and $67.2 million, respectively.

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. From that date through September 30, 2005, the Company repurchased approximately 2.5 million shares of its common stock at an aggregate cost of $51.7 million.

During the nine-month periods ended September 30, 2005 and 2004, dividends of $.15 per share were paid to stockholders, resulting in cash outflows of $7.0 million and $4.9 million, respectively.

During the nine months ended September 30, 2005 and 2004, the Company received proceeds from the exercise of stock options totaling $2.9 million and $2.0 million, respectively.

During the nine months ended September 30, 2005 and 2004, the Company repaid outstanding balances under its medium-term notes and European mortgage borrowing arrangements in the amount of $17.2 million and $64.2 million, respectively.

During the nine months ended September 30, 2005, there were no material changes outside the ordinary course of business to the Company's contractual obligations presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the period ended December 31, 2004.

WORKING CAPITAL

Current assets less cash and cash equivalents increased $34.3 million, or 7.4%, from $460.5 million at December 31, 2004 to $494.8 million at September 30, 2005. Receivables increased 25.2% from $174.6 million at December 31, 2004 to $218.5 million at September 30, 2005 primarily because of higher sales volumes, increased sales prices, and the issuance of approximately $8.0 million in sales incentive rebate credits, accrued in 2004, to participating customers during the first quarter of 2005. Inventories increased 6.6% from $227.0 million at December 31, 2004 to $241.9 million at September 30, 2005 mainly because of increased production necessary to support higher sales levels and higher costs for copper, Teflon(R) FEP and commodities derived from petroleum and natural gas. Other current assets decreased 13.7% from $24.8 million at December 31, 2004 to $21.4 million at September 30, 2005 because of a $3.7 million decrease in other current assets resulting primarily from amortization. Current assets of discontinued operations decreased by 62.0% from $34.1 million at December 31, 2004 to $13.0 million at September 30, 2005 mainly as a result of the liquidation of Raydex and Montrose receivables and inventories after those facilities ceased production early in the first quarter of 2005.

Current liabilities increased $69.2 million, or 31.7%, from $218.3 million at December 31, 2004 to $287.5 million at September 30, 2005. Accounts payable and accrued liabilities increased 15.1% from $185.0 million at December 31, 2004 to $213.0 million at September 30, 2005 mainly because of increased production and higher costs for copper, Teflon(R) FEP and commodities derived from petroleum and natural gas, executive succession costs totaling $6.0 million accrued in the first nine months of 2005, and severance and other related benefits costs totaling $5.1 million accrued in the first nine months of 2005. These increases to accounts payable and accrued liabilities were partially offset by severance payments totaling $12.9 million, positive adjustments to accrued severance totaling $1.1 million resulting from the Company's decision to terminate its restructuring plans for certain legacy CDT operations in North America because of improved capacity utilization at those operations, and executive succession payments totaling $0.5 million during the first nine months of 2005. In regard to the severance payments, please refer to Note 11, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Accrued income taxes increased to $6.5 million at September 30, 2005 because of cash refunds received during the year. Current maturities of long-term debt increased from $15.7 million at December 31, 2004 to $59.1 million at September 30, 2005 primarily because of the reclassification of the 7.75% medium-term notes in the amount of $44.0 million and the second tranche of 6.92% medium-term notes in the amount of $15.0 that are both due and payable in the third quarter of 2006 from long-term debt. This reclassification was partially offset by payment of the first tranche of 6.92% medium-term notes in the amount of $15.0 million in the third quarter of 2005. Current liabilities of discontinued operations decreased 48.9% from $17.5 million at December 31, 2004 to $9.0 million at September 30, 2005 primarily as a result of severance payments of $5.9 million applied against the severance reserves for BCC's Phoenix operation ($0.7 million), Montrose ($1.4 million), and Raydex ($3.8 million) during the current year.

LONG-LIVED ASSETS

Long-lived assets decreased $59.3 million, or 8.0%, from $746.1 million at December 31, 2004 to $686.8 million at September 30, 2005.

Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased $19.1 million during the first nine months of 2005 mainly because of depreciation, the unfavorable impact of foreign currency translation on the property, plant and equipment of the Company's international operations and impairment charges totaling $3.3 million recognized during the third quarter of 2005 as a result of the Company's decision to exit the United Kingdom communications cable business and to restructure its European manufacturing operations partially offset by capital expenditures of $19.3 million during 2005.

Goodwill and other intangibles includes goodwill, patents, trademarks, backlog, favorable contracts and customer relations. Goodwill is defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. The carrying amounts of these assets decreased by $15.3 million during the first nine months of 2005 primarily as a result of the amortization of other intangibles and goodwill impairment charges totaling $9.5 million recognized during the third quarter of 2005 as a result of the Company's decision to exit the United Kingdom communications cable business.

Long-lived assets of discontinued operations decreased $24.3 million during the first nine months of 2005 due to the disposition of BCC-Phoenix, Raydex-Skelmersdale, Montrose and Admiral land and buildings.

CAPITAL STRUCTURE

                                         SEPTEMBER 30, 2005      December 31, 2004
                                         AMOUNT     PERCENT     Amount       Percent
                                        --------    -------    ----------    -------
(in thousands, except % data)
Current maturities of long-term debt    $ 59,052       5.9%    $   15,702      1.5%
Long-term debt                           172,052      17.2%       232,823     22.0%
                                        --------     -----     ----------    -----
Total debt                               231,104      23.1%       248,525     23.5%
Stockholders' equity                     768,217      76.9%       810,000     76.5%
                                        --------     -----     ----------    -----
                                        $999,321     100.0%    $1,058,525    100.0%
                                        ========     =====     ==========    =====

The Company's capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders' equity. The capital structure decreased $59.2 million during the first nine months of 2005 because of a $17.4 million decrease in total debt resulting primarily from the payment of 6.92% medium-term notes in the amount of $15.0 million in the third quarter of 2005 and principal payments on mortgage borrowings in Europe and a $41.8 million decrease in stockholders' equity primarily because of unfavorable foreign currency translation and the Company's common stock repurchases.

In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in $15.0 million annual increments in August 2005 through August 2009. The Company repaid the first $15.0 million annual increment of the 1997 placement in August 2005. In 1999, the Company completed a private placement of $44.0 and $17.0 million in unsecured debt. The notes bear interest at the contractual rates of 7.74% and 7.95%, respectively, and mature in September 2006 and September 2009, respectively. The agreements for these notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio and minimum net worth. The Company was in compliance with these covenants at both September 30, 2005 and the filing date of this Quarterly Report on Form 10-Q.

At September 30, 2005, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into shares of common stock, at a conversion price of $17.859 per share (reduced from $18.069 per share in prior quarters due to the payment of dividends), upon the occurrence of certain events. The conversion price is subject to adjustment in certain circumstances. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 13, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

At September 30, 2005, one of these conditions--the closing sale price of the Company's common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender--had been satisfied. At November 1, 2005, none of these conditions had been satisfied. As of November 1, 2005, no holders of the debentures have surrendered their debentures for conversion into shares of the Company's common stock.

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

The Company entered into a credit agreement with a group of six banks on October 9, 2003 (the CREDIT AGREEMENT). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in September 2006. In general, a portion of the Company's assets in the United States, other than real property, secures any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of a portion of the Company's receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the sum of the Company's excess borrowing availability and unrestricted cash falls below $25.0 million. There were no outstanding borrowings at September 30, 2005 under the Credit Agreement. The Company had $26.7 million in borrowing capacity available at September 30, 2005.

At September 30, 2005, the Company had unsecured, uncommitted arrangements with nine banks under which it could borrow up to $5.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at September 30, 2005.

Borrowings have the following scheduled maturities.

                                                     Payments Due by Period
                                                   Less than 1      1-3        3-5        After
September 30, 2005                      Total         year         years      years      5 years
-----------------------------------    --------    -----------    -------    --------    --------
(in thousands)
Series 1997 medium-term notes          $ 60,000      $15,000      $30,000    $ 15,000    $     --
Series 1999B medium-term notes           44,000       44,000           --          --          --
Series 1999C medium-term notes           17,000           --           --      17,000          --
Convertible subordinated debentures     110,000           --           --          --     110,000
Other borrowings                            104           52           52          --          --
                                       --------      -------      -------    - ------    --------
                                       $231,104      $59,052      $30,052    $ 32,000    $110,000
                                       ========      =======      =======    = ======    ========

The Company had the following commercial commitments outstanding at September 30, 2005:

                                   Amount of Commitment Expiration Per Period
                                            Less than 1     1-3      3-5      After
September 30, 2005               Total         year        years    years    5 years
----------------------------    --------    -----------    -----    -----    -------
(in thousands)
Available lines of credit       $ 26,663     $ 26,663      $  --    $  --    $   --
Standby letters of credit         10,227       10,227         --       --        --
Guarantees                         5,362        5,362         --       --        --
Surety bonds                       4,553        4,553         --       --        --
                                --------     --------      -----    -----    ------
Total commercial commitments    $ 46,805     $ 46,805      $  --    $  --    $   --
                                ========     ========      =====    =====    ======

Accumulated other comprehensive income decreased by $26.6 million from $27.9 million at December 31, 2004 to $1.3 million at September 30, 2005 primarily because of the negative effect of currency exchange rates on financial statement translation. Treasury stock increased by $52.2 million because of shares purchased in the second and third quarters of 2005 under the current share repurchase program and the forfeiture of stock by Incentive Plans participants in lieu of cash payment of individual tax liabilities related to share-based compensation. Additional paid-in capital increased by $4.0 million primarily as the result of stock option exercises. Retained earnings increased $31.2 million primarily because of net income of $37.9 million and a $0.3 million increase related to the Merger partially offset by dividends of $7.0 million. Unearned deferred compensation decreased $1.8 million because of current year amortization of restricted stock grants.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not a party to any of the following types of off-balance sheet arrangements at September 30, 2005:

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

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be calculated using the fair value method presented in SFAS No. 123 and recognized in the Consolidated Financial Statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the Consolidated Financial Statements. The Company currently measures compensation costs related to share-based payments using the intrinsic value method under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the section entitled "Share-Based Payments" of Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements as to the effect on operating results of calculating its stock compensation using the fair value method presented in SFAS No. 123. The Company is required to adopt SFAS No. 123(R) starting in 2006. The Company expects that the adoption of SFAS No. 123(R) will have an adverse impact on its net income and income per share. The Company is currently in the process of evaluating the extent of such impact.

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

During the nine months ended September 30, 2005:

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

OUTLOOK

The Company anticipates further moderate improvement in the general economies of both North America and Europe in 2005. The Company has announced additional price increases taking effect during the fourth quarter of 2005 in most markets and regions and for most products, and these price increases in aggregate are expected to offset rising costs of copper and other materials. The Company estimates that its 2005 revenues will increase between 6.0% and 9.0% compared with Belden and CDT combined pro forma revenues for 2004 of $1.24 billion, as presented in Note 3, Business Combinations, to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Pro forma revenue is a financial measure that is not prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company provides information about pro forma revenues because management believes it supplies meaningful additional information about the Company's performance and its ability to service its long-term debt and other fixed obligations and to fund continued growth. Pro forma revenues should be considered in addition to, but not as a substitute for, actual revenues recognized in accordance with GAAP.

The Company currently believes that company-wide cost-saving initiatives launched in connection with the Merger in July 2004 will provide net savings of approximately $25.0 million before tax in 2005 and reaching $35.0 million before tax in 2006 compared with the level of cost incurred prior to the Merger, and that actions to achieve such savings have been completed. These initiatives include purchase cost savings that were primarily implemented in the second half of 2004, plant closures that were announced in 2004 and have since been completed, personnel reductions, and manufacturing realignments. Partially offsetting these improvements will be higher information technology expenses, which are included in the Company's estimate of net savings. Because of the impact of recently executed plant closures, other cost savings and increased utilization of its manufacturing capacity, the Company expects that operating margins will improve.

A major communications customer in the United Kingdom, sales to which generated 2004 revenues of $94.6 million, requested bids from both the Company and several other suppliers on a supply agreement currently awarded to the Company. The Company has elected to exit the communications cable business in the United Kingdom and is considering alternatives for its manufacturing operation in Manchester, United Kingdom. The Company currently anticipates that it will continue to manufacture product for sale to the customer no later than the expiration of the current supply agreement in September 2006. Alternatives for the Company include selling or closing the plant. Depreciation of assets related to the United Kingdom communications cable business will be accelerated, resulting in additional depreciation expense of approximately $2.0 million per quarter. If the operation were to become classified as a discontinued operation, the accelerated depreciation expense and other results of the operation would be reported among discontinued operations. The Company recognized tangible asset and goodwill impairment charges totaling $12.8 million and recognized severance and other related benefits charges totaling $1.0 million during the third quarter of 2005 as a result of this decision. The Company anticipates that it will recognize additional severance and other related benefits charges in the fourth quarter of 2005 and in 2006. Such charges would have a negative effect on operating results and cash flow. The amount of such charges will be significantly affected by the outcome of discussions with the customer.

In September 2005, the Company announced a program to restructure its European manufacturing operations beginning in the fourth quarter of 2005. The Company anticipates it will recognize severance and other related benefits charges as a result of the program in the fourth quarter of 2005 and throughout 2006 of approximately $11.5 million to $13.5 million. Such charges would have a negative effect on operating results and cash flow.

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

The Company anticipates funding $23.2 million in pension contributions and $2.5 million in contributions for other postretirement benefit plans in 2005. The Company anticipates it will have sufficient funds to satisfy these cash requirements.

The Company anticipates that annual dividends in the aggregate of $.20 per common share ($.05 per common share each quarter) will be paid to all common stockholders.

The Company expects to recognize "sales incentive" compensation of up to $3.0 million in the fourth quarter of 2005 from a customer under a supply contract should the customer fail to meet purchasing targets. With respect to the customer's obligation for 2005, the Company received a $1.5 million prepayment in 2002 per the terms of the contract, which is reflected in accrued liabilities. The 2005 compensation could be reduced by the gross margin generated from the customer's purchases of certain products from the Company during 2005; however, there have been no such purchases to date. The supply contract expires on December 31, 2005.

Management expects that the Company's effective tax rate for continuing operations in 2005 will be 34.0%. Because of NOL carryforwards, the Company anticipates that it will not make cash payments of United States income taxes during 2005. Cash payments of income taxes will occur for some state and local jurisdictions in the United States and some national jurisdictions outside the United States.

The Company is engaged in an effort to liquidate its excess real estate in the United States, Canada and Europe. The Company sold real estate during the first nine months of 2005 for cash proceeds of approximately $33.6 million. In October 2005, the Company sold real estate for cash proceeds of approximately $2.1 million. As of November 1, 2005, the Company has real estate, the sale of which it estimates will generate cash proceeds of approximately $4.3 million, either under contract or listed for sale.

Depreciation and amortization for the year 2005 are expected to be approximately $37.0 million. Capital expenditures during 2005 are expected to be approximately $28.0 million.

The Company has incurred severance charges resulting from the discontinuation of certain operations and with other actions intended to reduce costs. The amount of the charges recognized but not funded as of September 30, 2005 is $10.4 million. Management expects that that all of these charges will be funded before the end of 2006, which will have a negative effect on cash flow.

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. From that date through November 1, 2005, the Company repurchased approximately 3.8 million shares of its common stock at an aggregate cost of $78.3 million. Management expects to make additional purchases throughout the remainder of 2005. This will have a negative effect on cash flow.

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

The Company anticipates that revenues generated in the fourth quarter of 2005 will be consistent with those generated in the third quarter of 2005 and operating margin generated in the fourth quarter of 2005 will range from 8.0% to 9.0% of revenues. This range excludes any further restructuring or severance charges but includes the estimated $3.0 million of other operating income the Company expects to generate through its sales incentive agreement with a private-label customer in the fourth quarter of 2005.

In 2006, the Company anticipates that revenue will rise because of both sales price increases designed to compensate for rising material costs and modest growth of market volume. The Company anticipates that operating earnings in 2006 will benefit from the full-year impact of merger-related cost reductions and will be helped further if there is a stabilization of raw material costs so that the lag between material cost increases and sales price increases can be narrowed. In addition to the improvements in operating margins that the Company might achieve in 2006, the Company anticipates that income per share will benefit from the impact of the share repurchase program. The Company also expects to recognize depreciation expense of approximately $37.0 million, purchase approximately $30.0 million of property, plant and equipment, and achieve an effective annual tax rate of 34.0% in 2006.

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

During the third quarter of 2005, the Company implemented an integrated accounting and manufacturing system at certain business units as part of a continuing integration of Belden and CDT operations. The system implemented has been in use at certain legacy Belden business units for several years. The Company believes the utilization of this system at other business units will provide more timely and accurate financial reporting, reduce manual processes and improve operational effectiveness.

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the business operations of CDT acquired in 2004 were excluded from the Company's evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (about 145 of which the Company was aware at November 3, 2005) in which the Company is one of many defendants, 63 of which are scheduled for trial during 2005 and 2006.

Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. As of November 1, 2005, in 20 of these cases, plaintiffs generally allege only damages in excess of some dollar amount (i.e., in one case, not less than $15 thousand, in another case, in excess of $50 thousand and in the other cases, in excess of $50 thousand in compensatory damages and $50 thousand in punitive damages). In 119 of these cases, plaintiffs generally do not allege a specific damage demand. As to the other six cases, the plaintiffs generally allege monetary damages for a specified amount, the largest amount claimed being $15 million compensatory and $10 million punitive damages. In none of these cases do plaintiffs allege claims for specific dollar amounts as to any defendant. Based on the Company's experience in such litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company's ultimate liability.

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

Through November 3, 2005, the Company had been dismissed in approximately 148 similar cases without any going to trial, and with only two of these involving any payment to the claimant. Some of these cases were dismissed without prejudice primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. Of the two cases involving a settlement, three of the Company's insurers have paid the settlement amounts. The Company has insurance that it believes should cover a significant portion of any defense, settlement or judgment costs borne by the Company in these types of cases.

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

ITEM 2: ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  Total Number of      Approximate Dollar
                                                                Shares Purchased as    Value of Shares that
                                                                 Part of Publicly          May Yet Be
                       Total Number of    Average Price Paid     Announced Plans or    Purchased Under the
     Period           Shares Purchased        per Share            Programs (1)         Plans or Programs
------------------    ----------------    ------------------    -------------------    --------------------
July 1, 2005
through
July 31, 2005              525,900              $20.98              525,900                 $99,316,000

August 1, 2005
through
August 31, 2005            354,800              $21.40              354,800                 $91,723,000

September 1, 2005
through
September 30, 2005         879,600              $20.89              879,600                 $73,348,000
                         ---------              ------            ---------                 -----------
Total                    1,760,300              $21.02            1,760,300                 $73,348,000
                         =========              ======            =========                 ===========

----------
(1) On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. The program was announced via news release on May 23, 2005.

ITEM 6: EXHIBITS

Exhibits

Exhibit 10.1      Belden CDT Inc. Retirement Saving Plan

Exhibit 10.2      Executive Employment Agreement dated September 26, 2005, between Belden CDT Inc.
                  and John Stroup (incorporated by reference to Exhibit 10.01 to the
                  Belden CDT Inc. Current Report on Form 8-K filed on September 27, 2005).

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

                                       BELDEN CDT INC.

Date: November 9, 2005                 By: /s/ John S. Stroup
                                           -----------------------------
                                           John S. Stroup
                                           President and Chief Executive Officer

Date: November 9, 2005                 By: /s/ Richard K. Reece
                                           -----------------------------
                                           Richard K. Reece
                                           Vice President, Finance and
                                             Chief Financial Officer
                                               (Mr. Reece is also the Company's
                                                Chief Accounting Officer)