Form 10-K
period 2005-12-31
BELDEN CDT INC.
filed 2006-03-16
CIK 913142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-12561

BELDEN CDT INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3601505
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7701 Forsyth Boulevard
Suite 800 St. Louis, Missouri 63105
(Address of Principal Executive Offices and Zip Code)

(314) 854-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

The registrant (1) is a well-known seasoned issuer, (2) is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”), (3) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (4) has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The registrant is a large accelerated filer and is not a shell company.

At June 30, 2005, the aggregate market value of Common Stock of Belden CDT Inc. held by non-affiliates was $966,684,045 based on the closing price ($21.20) of such stock on such date.

There were 42,633,092 shares of registrant’s Common Stock outstanding on March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2005 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

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

On July 15, 2004, Belden Inc. (Belden) and Cable Design Technologies Corporation (CDT) completed a merger transaction pursuant to which Belden became a wholly owned subsidiary of CDT and CDT (as the surviving parent) changed its name to Belden CDT Inc. Due in part to Belden’s shareholders as a group having received a larger portion of the voting rights in the combined entity, Belden was considered the acquirer for accounting purposes. As a result, the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations under accounting principles generally accepted in the United States. For financial reporting purposes, the Belden historical financial statements and fiscal year are used for reporting following the merger. For federal securities law purposes, CDT (now Belden CDT) remains the reporting entity following the merger. For more information about the merger, see Note 3, Belden CDT Merger, to Belden CDT’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Belden CDT Inc. is a Delaware corporation incorporated in 1988. Its affiliated company, Intercole Inc., began a series of more than 20 acquisitions in the wire and cable industry in 1985. In 1993, CDT completed an initial public offering of its stock.

Belden, started in Chicago in 1902 as Belden Manufacturing Company, began by manufacturing silk insulated wire and insulated magnet wire. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. (Cooper) as part of Cooper’s acquisition of Crouse-Hinds Company. In 1993, the business was transferred to Belden Wire & Cable Company, a wholly owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of the common stock of Belden Inc.

With the merger of Belden and CDT, the Company began reporting two business segments: Electronics and Networking. Financial information about Belden CDT’s two business segments appears in Note 22, Business Segments and Geographic Information, to Belden CDT’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Our various cable and wire configurations are produced and sold by both the Electronics business segment and the Networking business segment. These configurations include:

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

Our other products include cabinets, enclosures, racks, raceways and ties for organizing and managing cable; tubing and sleeving products to protect and organize wire and cable; passive components such as Power Over Ethernet modules; and services.

Markets and Products, Electronics Segment

Our Electronics business segment designs, manufactures and markets metallic and fiber optic cable and wire, with applications in a wide variety of markets. We group these into the following markets: Industrial; Video, Sound and Security; and Transportation and Defense (as described in more detail below). The Electronics business segment contributed approximately 59%, 63%, and 69% of Belden CDT’s consolidated revenues in 2005, 2004 and 2003, respectively.

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

Video, Sound and Security.   We manufacture a variety of multiconductor and coaxial products which distribute audio and video signals for use in broadcast television (including digital television and high definition television), broadcast radio, pre- and post-production facilities, recording studios and public facilities such as casinos, arenas and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems and consumer audio products. We offer a complete line of composite cables for the emerging market in home networking. Our primary market channels for these broadcast, music and entertainment products are broadcast specialty distributors and audio systems installers. We also sell directly to music OEMs and the major networks including NBC, CBS, ABC, Fox, BBC, RTL and satellite systems such as B-Sky-B. We also provide specialized cables for video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems. These products are sold primarily through distributors and also directly to specialty system integrators.

Transportation and Defense.  We provide specialized cables for use in commercial and military aircraft, including cables for fly-by-wire systems, fuel systems, and in-flight entertainment systems. Some of these products withstand extreme temperatures (up to 2000º F), are highly flexible, or are highly resistant to abrasion. We work with OEMs to have our products specified on aircraft systems and sell either directly to the OEMs or to specialized distributors or subassemblers. For the automotive market, we supply specialized cables for halogen headlights, for the oxygen sensors in catalytic converters, for air-bag actuators, and for satellite radio receivers. We market a complete line of marine cables meeting the specialized performance and safety standards of that market. Our cables are used in highway traffic signal control systems and mass-transit systems. These automotive, marine and other transportation cables are sold primarily through distributors.

Markets and Products, Networking Segment

Our Networking segment provides multiconductor, coaxial, and fiber optic cable products, connectors, and cable management products in two markets: networking and telecommunications. The Networking business segment contributed approximately 41%, 37%, and 31% of Belden CDT’s consolidated revenues in 2005, 2004 and 2003 respectively.

Networking.   We design, manufacture and market enabling technologies for the physical communications infrastructure within and between buildings. End-use applications are hospitals, financial institutions, government, service providers, transportation, data centers, manufacturing, industrial and enterprise customers. In the networking market, we supply solutions for the electronic and optical transmission of data, voice, and video over local and wide area networks. Products for this market include high-performance cables (including 10-gigabit Ethernet technologies over copper), connectors, wiring racks, panels, interconnecting hardware, intelligent patching devices, Power over Ethernet panels, and cable management solutions for complete end-to-end network structured wiring systems.

We offer two major types of structured cabling solutions: our complete end-to-end integrated solution for customers looking for superior performance, and cable alone for users preferring an open architecture where integrators specify our copper and fiber cables for use with the connectivity components of other suppliers. Our systems are installed through a network of highly trained system integrators and are supplied locally by authorized distributors.

Communications.   Within the communications market, we supply multiconductor and coaxial cable products that transmit voice, video, and data signals through the public telephone network. We provide a full range of telecommunications wire and cable products in Europe, primarily selling directly to service providers including British Telecom, Deutsche Telecom and Matav (in Hungary) and, to a lesser extent, through distributors. We supply outside plant cable (also called exchange cable), service distribution wire and central office cable. We also provide cable cutting and inventory management services to certain telecom customers. In 2005 we announced plans to exit the copper telecom cable business in the United Kingdom; see Note 6, European Operations, to Belden CDT’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We exited the North American telecommunications market in 2004.

Also within the communications market, we manufacture flexible, copper-clad coaxial cable for high-speed transmission of voice, data and video (broadband), used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems (DBS). We sell CATV cable directly to multiple systems operators, who operate CATV systems throughout the world, and through CATV and electronic distributors. In Europe, we manufacture copper-based CATV trunk distribution cables that meet local specifications and are widely used throughout the region. We also sell coaxial cables used in connection with wireless applications, such as cellular, PCS, PCN and GPS. These broadband, CATV and wireless communication cables are sold primarily through distributors.

Customers

We sell to distributors and directly to OEMs and installers of equipment and systems. Sales to the distributor, Anixter International Inc., represented approximately 16% of our sales in 2005.

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

In Europe, we sell directly to telecommunications service providers, and in some cases we have long-term supply agreements, generally three years in duration. Due to the size of these contracts, the award or loss of a contract may have a material impact on the operating performance of the Company. In addition, the order pattern for these customers can vary due to their operational priorities, weather, financial condition, budget constraints, maintenance policies and other factors. During 2005, we announced plans to exit the copper telecom cable business in the United Kingdom no later than the end of our contract with British Telecom which expires in October 2006. Please see Note 6, European Operations, to Belden CDT’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

International Operations

Both business segments of the Company have manufacturing facilities in Canada and Europe, and both segments have sales in international markets. The Company has sales offices in Europe, Asia, and Latin America. During 2005, approximately 49% of Belden CDT’s sales were for locations outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

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

The past few years have been characterized by consolidation of manufacturing operations in our industry worldwide in response to both changes in demand and improvements in productivity. A risk associated with our European manufacturing operations is the relative expense and length of time required to reduce manufacturing employment in European countries (if needed).

The Company’s foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

Financial information for Belden CDT by geographic area is shown in Note 22, Business Segments and Geographic Information, to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The principal competitive factors in all our product markets are product features, availability, price, customer support and distribution coverage. The relative importance of each of these factors varies depending on the customer. Some products are manufactured to meet published industry specifications and cannot be differentiated on the basis of product characteristics. We believe, however, that Belden CDT stands out in many of its markets on the basis of its customer service, delivery, product quality, and breadth of product line.

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

Patents and Trademarks

Belden CDT has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate our patents and trademarks are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent or trademark or group of patents or trademarks to be material to the business as a whole, except for the Belden® trademark. Belden CDT’s patents and trademarks are used by both the Electronics and the Networking business segments.

Raw Materials

The principal raw material used in many of our products, for both business segments, is copper. Other materials that we purchase in large quantities include Teflon® FEP and polyvinyl chloride (PVC). We also use polyethylene, color chips, insulating materials such as plastic and rubber, shielding tape, plywood and plastic reels, corrugated cartons, aluminum, steel and optical fiber. With respect to all major raw materials used by the Company, we generally have either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

In the past two years, the price of copper has risen rapidly. Materials such as PVC and other plastics derived from petrochemical feedstocks have also risen in price. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM and telecom customer contracts have provisions for passing through raw material cost increases, generally with a lag of a few weeks to three months. We have been generally more successful (1) in North America than in Europe and (2) with our electronic products rather than our networking products in increasing our prices to recapture the rising cost of materials.

Belden CDT sources a minor percentage of its finished products from a network of manufacturers under private label agreements.

For information on price risk related to copper and certain petroleum-based commodities, see Note 2, Summary of Significant Accounting Policies, to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Backlog

Our business is characterized generally by short-term order and shipment schedules, and many orders are shipped from inventory. Accordingly, we do not consider backlog at any given date to be indicative of future sales.

Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2005, the Company’s backlog of orders believed to be firm was $103.6 million (most of which was attributable to the Electronics business segment) compared with $74.9 million at December 31, 2004. The Company believes that all such backlog will be filled in 2006.

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

The Company’s facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and groundwater contamination was identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and the government authorities have advised that some form of remediation will be necessary. We have recorded a liability for the estimated costs. In addition, we may need to make capital expenditures to install groundwater treatment equipment. We do not expect the capital expenditures to materially affect our financial condition, operating results or cash flow.

We are named as a defendant in the City of Lodi, California’s federal lawsuit along with over 100 other defendants. The complaint, brought under federal, state and local statutory provisions, alleges that property previously owned by our predecessor contributed to groundwater pollution in Lodi. There has been no validation or investigation to demonstrate or deny the City’s claim that the property allegedly owned by our predecessor is a potential pollution site. A trial date is tentatively scheduled for January 2007. We have recorded a liability for the estimated costs related to resolution of this matter.

The Company has been identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than 1% of the waste are often given the opportunity to settle as “de minimis” parties, resolving their liability for a particular site. The number of sites with respect to which the Company has been identified as a PRP has decreased in part as a result of “de minimis” settlements.

Belden CDT does not own or operate either waste site with respect to which it has been identified as a PRP. In each case, Belden CDT is identified as a party that disposed of waste at the site. With respect to one of the sites, Belden CDT’s share of the waste volume is estimated to be less than 1%. At the other site, Belden CDT contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for these sites, we believe, based on our preliminary review and other factors, including Belden CDT’s estimated share of the waste volume at the sites, that the costs relating to these sites will not have a material adverse effect on our results of operations, financial condition or cash flow. We have recorded a liability to the extent such costs are known and estimable for such sites.

We do not currently anticipate any material adverse effect on our results of operations, financial condition, cash flow or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations, or cleanup costs at the facilities and sites discussed above. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.

Employees

As of December 31, 2005, we had approximately 5,200 employees worldwide. We also utilized about 900 workers under contract manufacturing arrangements in Mexico. Approximately 2,100 employees are covered by collective bargaining agreements at various locations around the world. The Company believes that its relationship with its employees is good.

Importance of New Products and Product Improvements;
Impact of Technological Change; Impact of Acquisitions

Many of the markets that we serve are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. These trends require ongoing improvements in the capabilities of cable and connectivity products, and present recurring opportunities for us and others to introduce more sophisticated products. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes.

Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the majority of Belden CDT’s sales. Fiber optic cables have significant advantages over copper-based cables in applications where large amounts of information must travel great distances. But due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection, we believe that copper cable is still the solution with the best combination of performance and cost for all but the trunk and riser portions of data networks and similar applications. We produce and market multimode fiber optic cables and many customers specify these products in combination with copper cables. Advances in copper cable technologies and data transmission equipment have increased the relative performance of copper solutions. The final stage of most networks remains almost exclusively copper-based and we expect that it will continue to be copper for the foreseeable future. However, if there were a significant and rapid decrease in the cost of fiber optic systems relative to the cost of copper-based systems, without a further significant increase in copper capabilities, such systems could become superior on a price/performance basis to copper systems. We do not control our own source of optical fiber production and, although we cable optical fiber, we could be at a cost disadvantage to competitors who both produce and cable optical fiber.

To date, the development of wireless devices has required the development of new wired platforms and infrastructure. In the future, wireless communications technology may represent a threat to both copper and fiber optic-based systems. We believe that insufficient signal security, susceptibility to interference and jamming, and relatively slow transmission speeds of current systems restrict the use of wireless technology in many data communications markets. However, there are no assurances that future advances in wireless technology will not have an adverse effect on our business.

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

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to the Corporate Secretary, Belden CDT Inc., 7701 Forsyth Boulevard, Suite 800, St. Louis, MO 63105.

New York Stock Exchange Matters

Pursuant to the New York Stock Exchange (NYSE) listing standards, the Company submitted a Section 12(a) CEO Certification to the NYSE in 2005. Further, the Company is herewith filing with the Securities and Exchange Commission (as exhibits hereto), the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Executive Officers

The following sets forth certain current information with respect to the persons who are Belden CDT’s executive officers as of February 15, 2006. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position

John S. Stroup	39	President, Chief Executive Officer and Director
Kevin L. Bloomfield	54	Vice President, Secretary and General Counsel
Robert Canny	49	Vice President, Operations and President, Specialty Products
Stephen H. Johnson	56	Treasurer and Interim Chief Financial Officer
John S. Norman	45	Controller and Chief Accounting Officer
D. Larrie Rose	58	Vice President, Operations and President, Europe
Peter Sheehan	45	Vice President, Operations and President, Belden Americas
Cathy O. Staples	55	Vice President, Human Resources

John S. Stroup was appointed President, Chief Executive Officer and member of the Board effective October 31, 2005. From 2000 to the date of his appointment with the Company, he was employed by Danaher Corporation, a manufacturer of professional instrumentation, industrial technologies, and tools and components. At Danaher, he initially served as Vice President, Business Development. He was promoted to President of a division of Danaher’s Motion Group and later to Group Executive of the Motion Group. Earlier, he was Vice President of Marketing and General Manager with Scientific Technologies Inc. He has a B.S. in mechanical engineering from Northwestern University and an M.B.A. from the University of California at Berkeley Haas School of Business.

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

Robert Canny has been Vice President, Operations and President, Specialty Products, since July 16, 2004. He previously held the position of Group Vice President, Specialty Products for Cable Design Technologies Corp. and was Vice President and General Manager of CDT’s Thermax operation. Prior to joining Thermax, Mr. Canny held management and technical positions at Rockbestos, Times Fiber and RFS Cablewave Systems. He holds a B.S. in physics from Southern Connecticut State University and a M.S. in industrial engineering from the University of New Haven.

Stephen H. Johnson has been Treasurer of the Company since July 2004, and was Treasurer of Belden Inc. from July 2000 to July 2004. In November 2005 he was named Interim Chief Financial Officer of the Company. He was Vice President, Finance of Belden Electronics from September 1998 through June 2000 and Director, Tax and

Assistant Treasurer of Belden from October 1993 through August 1998. He was associated with the public accounting firm of Ernst & Young LLP from 1980 through September 1993 and was a partner with that firm since 1989. Mr. Johnson has a B.A. in history from Austin College and a Ph.D. in philosophy from the University of Texas at Austin. He is a Certified Public Accountant.

John S. Norman joined Belden CDT in May 2005 as Controller and was named Chief Accounting Officer in November 2005. He was vice president and controller of Graphic Packaging International Corporation, a paperboard packaging manufacturing company, from 1999 to 2003 and has 17 years experience in public accounting with PricewaterhouseCoopers LLP. Mr. Norman has a B.S. in accounting from the University of Missouri and is a Certified Public Accountant.

D. Larrie Rose has been Vice President, Operations and President, Europe, since July 16, 2004. He was Vice President, Operations of Belden and President, Belden Holdings Inc., from April 2002 until July 2004. He served as Vice President, Sales & Marketing for Belden Electronics from 1998 until 2002. From 1981 until 1998, Mr. Rose held various European management positions for Belden including Vice President, International Operations from 1995 until 1998. He has been with Belden since 1972. Mr. Rose has a B.S. in social science and industrial arts from Ball State University.

Peter Sheehan has been Vice President, Operations since July 16, 2004 and President, Belden Americas, since February 7, 2006. From July 2004 to February 2006, he was President, Electronic Products. From December 1995 until July 2004 he was Executive Vice President of Cable Design Technologies Corp. From 1990 to 1995 he was Senior Vice President, Sales and Marketing, for Berk-Tek, an Alcatel Company. Mr. Sheehan has a Bachelor of Arts and Science degree from Boston College.

Cathy Odom Staples has been Vice President, Human Resources of the Company since July 16, 2004 and held the same position with Belden from May 1997 through July 2004. She was Vice President, Human Resources for Belden’s Electronic Products Division from May 1992 to May 1997. Ms. Staples has a B.S.B.A. degree in human resources from Drake University.

Item 1A.  Risk Factors

We make forward-looking statements in this Annual Report on Form 10-K, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in the “Outlook” section and other portions of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Following is a discussion of some of the more significant risks that could materially impact our financial condition, results of operations and cash flows.

Any change in the level of economic activity in North America and Europe, our major geographical markets, may have an impact on the level of demand for our products and our resulting revenue and earnings.

The demand for many of our products is economically sensitive and will vary with general economic activity, trends in nonresidential construction, investment in manufacturing facilities and automation, demand for information technology equipment, and other economic factors.

Changes in the price and availability of raw materials we use could be detrimental to our profitability.

Copper is a significant component of the cost of most of our products. During the past two years, the price of copper has risen rapidly. Other materials we use, such as PVC and other plastics derived from petrochemical feedstocks, have also risen in price. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM and telecom customer contracts have provisions for passing through raw material cost increases, generally with a lag of a few weeks to three months. We have been generally more successful (1) in North America than in Europe and (2) in electronic products than in networking products in increasing our prices to recapture the rising cost of materials. If we are unable to raise prices sufficiently to recover our material costs, our earnings will be reduced. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings will be reduced.

We believe the supply of raw materials (copper, plastics, and other materials) is adequate and we do not expect any substantial interruption of supply or shortage of materials. If such a supply interruption or shortage were to occur, however, this could have a negative effect on revenue and earnings.

The global wire and cable industry is highly competitive.

We compete with other manufacturers of cable, wire, connectivity and related products based in North America, Europe and Asia. These companies compete on price, reputation and quality, product characteristics, and terms. Actions that may be taken by competitors, including pricing, business alliances, new product introductions, and other actions, could have a negative effect on our revenue and profitability.

We rely on key suppliers, and we source some of our products from other manufacturers.

There are only a few suppliers in the world for FEP, a polymer also known by the DuPont trade name Teflon®. FEP is an important material in the manufacture of much of our data networking cable sold in North America. We believe the supply of FEP is adequate and will remain adequate in the future. If we were unable to obtain a sufficient supply of FEP, we might not be able to produce enough of certain products to meet demand, and our sales and profitability would be affected negatively. In addition, we might find it necessary to pay higher prices for scarce material and raise our product prices to compensate for higher material cost, a situation in which our price increases might lag our cost increases and depress our gross margins.

Belden CDT sources a minor percentage of its finished products from a network of manufacturers under private label agreements. We depend on these manufacturers to supply high quality products in a timely manner. If there were problems with the quality or delivery of these private-label goods, our sales and profits would be negatively affected.

We rely on several key distributors in marketing our product.

The majority of our sales are through distributors. These distributors carry the products of competitors along with our products. Our largest distributor customer, Anixter International Inc., accounted for 16 percent of our revenue in 2005. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily.

In the past, we have sometimes seen distributors acquired and consolidated. If there were further consolidation of the electronics and cable distributors, this could have an effect on our relationships with these distributors. It could also result in consolidation of distributor inventory, which would temporarily depress our revenue. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full.

Because we do business in many countries, our results of operations are affected by changes in currency exchange rates.

Other than the United States dollar, the principal currencies to which we are exposed through our manufacturing operations and sales are the euro, the Canadian dollar and the British pound. Most of our products sold in Europe are manufactured there, resulting in a natural hedge, to some degree. Most of our products sold in Asia are priced in U.S. dollars. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

Our effective income tax rate may vary from year to year because of the mix of income and losses among various tax jurisdictions in which we do business.

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions determines our effective tax rate. More income in higher tax rate jurisdictions or more losses in lower tax rate jurisdictions would increase our effective tax rate and thus lower our net income. If we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase.

We might be unable to achieve planned cost savings.

The plans for our business include both revenue improvement and cost saving initiatives. For example, the Company has announced a restructuring program for its European operations. The restructuring program is expected to reduce manufacturing costs in Europe. If we do not achieve all the planned savings, we might not achieve expected levels of profitability.

We may incur costs related to warranty, product liability lawsuits, or other lawsuits or claims that may be brought against us.

Some of our products are warranted for 25 years. We have a reserve for expected warranty costs, but if actual costs are higher than expected, the excess costs will be recognized in future periods, reducing our income.

Our products could be subject to product liability claims and litigation. If our products are not properly designed and manufactured, personal injuries, death, or property damage could result. The costs associated with defending product liability claims and payment of damages could be substantial.

Please see Part I, Item 3 of this Annual Report on Form 10-K, for a discussion of certain legal proceedings in which we are involved.

We are subject to current environmental and other laws and regulations.

We are subject to the environmental laws and regulations in each jurisdiction where we do business. We are currently, and may in the future be, held responsible for remedial investigations and clean-up costs of certain sites damaged by the discharge of hazardous substances, including sites that have never been owned or operated by us but at which we have been identified as a potentially responsible party under federal and state environmental laws. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect our operations due to increased costs of compliance and potential liability for noncompliance.

If our goodwill or other intangible assets become impaired, we may be required to recognize charges that would reduce our income.

Under accounting principles generally accepted in the United States, goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. We have incurred charges in the past for the impairment of goodwill and other intangible assets, and we may be required to do so again in future periods. Such a charge would reduce our income without any change to our underlying cash flow.

Changes in accounting rules and interpretation of these rules may affect our reported earnings.

Accounting principles generally accepted in the United States are complex and require interpretation. These principles change from time to time, and such changes may result in changes to our reported income without any change in our underlying cash flow.

Our business is subject to the political and economic uncertainties of making and selling our products abroad.

A significant proportion of our sales are outside the United States. We have manufacturing facilities in Canada, Mexico and in several European countries. We rely on suppliers in many countries, including China. The Company’s foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

Our future success depends on our ability to develop and introduce new products.

Our products are used in connection with technologies of many kinds. Our markets are characterized by the introduction of increasingly capable products. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets.

Competing technologies could cause the obsolescence of many of our products.

Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the majority of our sales. Fiber optic cables have significant advantages over copper-based cables in applications where large amounts of information must travel great distances. But due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection, we believe that copper cable is still the solution with the best combination of performance and cost for all but the trunk and riser portions of data networks and similar applications. We produce and market multimode fiber optic cables and many customers specify these products in combination with copper cables.

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

We have defined benefit pension plans that are not fully funded.

We have defined benefit pension plans in the United States, Canada and the United Kingdom. The cash funding requirements for these plans depends on the financial performance of the funds’ assets, actuarial life expectancies, discount rates and other factors. The fair value of the assets in the plans is often less that the projected benefit owed by the Company. In most years we are required to contribute cash to fund the pension plans and other post-retirement benefit plans, and the amount of funding required may vary significantly.

Some of our employees are members of collective bargaining groups, and we might be subject to labor actions that would interrupt our business.

Some of our employees, primarily outside the United States, are members of collective bargaining units. We believe that the Company’s relations with employees are generally good. However, if there were a dispute with one of these bargaining units, the affected operations could be interrupted resulting in lost revenues, lost profit contribution, and customer dissatisfaction.

We might have difficulty protecting our intellectual property from use by competitors, or competitors might accuse us of violating their intellectual property rights.

Disagreements about patents and intellectual property rights occur in our industry. Sometimes these disagreements are settled through an agreement for one party to pay royalties to another. The unfavorable resolution of an intellectual property dispute could preclude us from manufacturing and selling certain products, could require us to pay a royalty on the sale of certain products, or could impair our competitive advantage if a competitor wins the right to sell products we believe we invented. Intellectual property disputes could result in legal fees and other costs.

We announced a decision to exit the communications cable market in the United Kingdom, which will reduce our revenue and income.

In September 2005 we announced plans to exit the telecommunications cable market in the United Kingdom upon the expiration of our contract with British Telecom plc in October 2006 or sooner, if possible. In connection with this decision, we expect to sell or liquidate a business that had approximately $106 million of revenue in 2005, and we expect to retain little or none of that revenue. The business generated operating profit we will no longer recognize. While we expect that the sale or liquidation of the business will generate cash in excess of the cash required to exit the business, the timing and nature of our exit from this business could negatively impact our earnings.

We have in the past closed plants and reduced the size of our workforce, and we might need to do so again in the future.

Much of our manufacturing capacity is in North America and Western Europe, which are relatively high-cost regions. Over the past few years, we have closed several plants and have reduced the number of people we employ. We incurred asset impairment charges, severance charges and other costs in relation to these plant closures. If we decide to close additional facilities, we could incur significant cash and non-cash charges in connection with these actions.

This list of risk factors is not exhaustive. Other considerations besides those mentioned above might cause our actual results to differ from expectations expressed in any forward-looking statement.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Belden CDT has an executive office that it leases in St. Louis, Missouri, and various manufacturing facilities, warehouses and sales and administration offices. The significant facilities are as follows:

Used by the Electronics business segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-19	12 M, 7 W	11 owned
8 leased
Brazil-1	W	leased
Canada-1	M	owned
Mexico-1	M	leased
1 owned
The Netherlands-2	1 M, 1 W	1 leased
1 owned
United Kingdom-4	1 M, 3 W	3 leased
1 owned
Germany-2	M	1 leased
Czech Republic-1	M	owned
1 owned
Italy-2	M	1 leased
1 owned
Sweden-2	1 M, 1 W	1 leased

Used by the Networking business segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

2 owned
United States-5	4 M, 1W	3 leased
Canada-1	M	owned
United Kingdom-3	1 M, 2 W	owned
Czech Republic-1	M	owned	(1)
Denmark-1	M	owned
China-1	W	leased
Hungary-1	M	owned
Mexico -1	M	leased
Spain-1	W	leased

(1)	This facility is shared with the Electronics business segment.

The total square footage of all Electronics business segment locations and Networking business segment locations in North America are approximately 2.7 million square feet and 1.2 million square feet, respectively. The total square footage of all Electronics business segment locations and Networking business segment locations outside of North America are approximately 1.4 million square feet and .7 million square feet, respectively. The Company believes its physical facilities are suitable for their present and intended purposes and adequate for the Company’s current level of operations.

Item 3.	Legal Proceedings

The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (about 147 of which the Company was aware at February 24, 2006) in which the Company is one of many defendants, 58 of which are scheduled for trial during 2006.

Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. As of February 24, 2006, in 23 of these cases, plaintiffs generally allege only damages in excess of some dollar amount (i.e., in one case, not less than $15 thousand and in the other cases, in excess of $50 thousand in compensatory damages and $50 thousand in punitive damages). In 122 of these cases, plaintiffs generally do not allege a specific monetary damage demand. As to each of the other 2 cases, the plaintiffs generally allege $5 million in compensatory and $5 million in punitive damages. In none of these cases do plaintiffs allege claims for specific dollar amounts as to any defendant. Based on the Company’s experience in such litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company’s ultimate liability.

Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber, which was usually encapsulated or embedded and lacquer-coated or covered by another material. Exposure to the fiber generally would have occurred, if at all, while stripping (cutting) the wire or cable that had such fiber. It is alleged by claimants that exposure to the fiber may result in respiratory illness. Generally, stripping was done to repair or to attach a connector to the wire or cable. Alleged predecessors of the Company had a small number of products that contained the fiber, but ceased production of such products more than fifteen years ago.

Through February 24, 2006, the Company had been dismissed (or reached agreement to be dismissed) in approximately 156 similar cases without any going to trial, and with only 7 of these involving any payment to the claimant. Some of these cases were dismissed without prejudice primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. The Company has insurance that it believes should cover a significant portion of any defense or settlement costs borne by the Company in these types of cases.

The Company vigorously defends these cases. As a separate matter, liability for any such injury generally should be allocated among all defendants in such cases in accordance with applicable law. In the opinion of the Company’s management, the proceedings and actions in which the Company is involved should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” This ticker symbol was adopted upon the merger of Belden and CDT. The previous ticker symbol of Cable Design Technologies Corporation was CDT. Note that the share prices below reflect the stock price of CDT (not Belden) prior to the merger and reflect the price of Belden CDT Inc. (BDC) for the period since the merger, which occurred after the close of the market on July 15, 2004. Share prices for CDT have been adjusted to reflect the reverse one-for-two stock split that occurred immediately before the merger. The Company changed its fiscal year end from July 31 to

December 31 as of the merger, and the share price information below reflects calendar quarters with the fourth quarter ended December 31.

As of March 1, 2006, there were approximately 805 record holders of common stock of Belden CDT Inc.

We paid a dividend of $.05 per share in the fourth quarter of 2004 and each quarter of 2005. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends
CDT prior to July 16, 2004 (adjusted for reverse split)
BDC from July 16, 2004 onward

	2005 (By Quarter)
	1	2	3	4

Dividends per common share(1)	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$24.59	$23.41	$22.75	$26.00
Low	18.93	17.65	19.08	18.65

	2004 (By Quarter)
	1	2	3	4

Dividends per common
share(1)	—	—	—	$0.05
Common stock prices:
High	$22.40	$21.38	$22.55	$24.48
Low	16.84	15.56	18.75	20.50

(1)	This table shows dividends paid by the registrant, Belden CDT Inc., formerly known as Cable Design Technologies Corporation, which began paying dividends only after the 2004 merger with Belden Inc. Belden Inc. paid a dividend of $0.05 quarterly, or $0.20 per year, since 1993. Because the merger was accounted for as a reverse acquisition, the historical financial results of Belden and thus the Belden dividend history are used in Item 6: “Selected Financial Data” and throughout Items 7 and 8 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. The program was announced via news release on May 23, 2005. Through December 31, 2005, we had repurchased approximately 5.2 million shares of our common stock at a cost of $109.4 million. Shares purchased in the fourth quarter of 2005 are as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
	Shares Purchased	per Share	Programs	Plans or Programs

Period
October 1, 2005 through October 23, 2005	988,200	$19.27	988,200	$54,302,000
October 24, 2005 through November 20, 2005	791,400	$20.16	791,400	$38,345,000
November 21, 2005 through December 31, 2005	947,100	$24.05	947,100	$15,572,000

Item 6.	Selected Financial Data

Years Ended December 31,	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of operations data:
Revenues	$1,352,131	$966,174	$624,106	$633,083	$708,031
Operating income	68,151	42,764	27,221	20,183	62,556
Income (loss) from continuing operations	32,642	15,353	10,157	(9)	30,328
Diluted income (loss) per share from continuing operations	.68	.43	.40	—	1.22
Balance sheet data:
Receivables, net	$198,106	$174,554	$86,225	$90,875	$93,496
Inventories, net	261,963	227,034	93,406	111,980	113,675
Accounts payable and accrued liabilities	(209,031)	(185,035)	(89,179)	(87,463)	(58,994)
Operating working capital	$251,038	$216,553	$90,452	$115,392	$148,177
Total assets	$1,286,076	$1,371,221	$689,125	$744,571	$726,959
Long-term debt	172,051	232,823	136,000	203,242	234,703
Total long-term debt, including current maturities	231,051	248,525	201,951	203,242	234,703
Stockholders’ equity	713,508	810,000	281,540	315,205	321,497
Other data:
Diluted weighted average common shares outstanding	52,122	38,724	25,387	24,763	24,803
Dividends per common share	$.20	$.20	$.20	$.20	$.20

In 2005, we recognized asset impairment expense of $12.8 million, severance expense of $8.7 million and accelerated depreciation expense of $3.5 million related to our decisions to exit the United Kingdom communications cable market and to restructure our European manufacturing operations. We also recognized executive succession expense of $7.0 million during 2005.

In 2004, Belden merged with and became a wholly owned subsidiary of CDT, which then changed its name to Belden CDT Inc. This merger was treated as a reverse acquisition under the purchase method of accounting. For financial reporting purposes, the results of operations of CDT are included in our operating results from July 16, 2004. We recognized $21.7 million in restructuring and merger-related expenses during 2004. We also recognized asset impairment expense of $8.9 million related to the discontinuance of certain product lines in Europe and excess capacity in the United States resulting from the combined capacity after the merger.

In 2002, we recognized asset impairment expense of $18.0 million, severance expense of $8.3 million and inventory obsolescence expense of $3.6 million related to the discontinuance of certain product lines and manufacturing facility closures in Europe and Australia.

In 2001, we recognized goodwill amortization expense of $2.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the operating results as well as the financial position, cash flows, indebtedness and other key financial information of the Company. Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates. The following discussion will also contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein under Item 1A of this Annual Report on Form 10-K, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

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

We believe that revenue growth, operating margins and operating working capital management are our key performance indicators.

During the five-year period from 2001 through 2005, our total revenues increased by 91% from $708.0 million to $1,352.1 million. This revenue comparison reflects two offsetting trends:

•	From 2001 through 2003, companies selling products to the electronics and networking markets suffered through a significant downturn in demand. Much of this downturn could be attributed to the poor health of the general economies in both North America and Europe during that period. A majority of our revenues historically were derived from customers located in those regions. We experienced increased demand for our products in 2004 and 2005 as the general economies of those two regions began to improve.

•	In 2004 and 2005, incremental revenues of $549.3 million were generated because of the Belden CDT merger discussed below.

During the five-year period from 2001 through 2005, our operating income increased 9% from $62.6 million to $68.2 million. This increase is attributable to several factors, including the following:

•	In 2004 and 2005, incremental operating income was generated because of the Belden CDT merger discussed below.

•	As noted above, companies selling products to the electronics and networking markets suffered through a significant downturn in demand because of the poor health of the North American and European economies during 2001 through 2003. Although we responded to the decreased demand with manufacturing and SG&A cost reductions, we were unable to reduce costs to a level or at a velocity to completely offset the negative effect of reduced sales volume on operating income.

•	In 2005, we elected to exit the United Kingdom communications cable market and restructure our European manufacturing operations. As a result of these decisions, we recognized impairment, severance and other restructuring costs. Further discussion regarding these activities is included in European Operations below.

•	In 2004 and 2005, the cost of many of our most-used raw materials, including copper and commodities derived from petrochemical feedstocks, increased dramatically. We have increased sales prices across most of our product lines in an effort to recover much of the higher cost of these raw materials. We have been generally more successful (1) in North America than in Europe and (2) in electronic products than in networking products in increasing our prices to recapture the rising cost of materials. In those markets where we have been less successful at increasing sales prices to recapture the rising cost of materials, operating income was adversely affected. Further discussion regarding rising material costs and our response to them is included in Effects of Inflation below.

We define operating working capital as receivables and inventories less accounts payable and accrued liabilities. During the five-year period from 2001 through 2005, our operating working capital increased 69% from $148.2 million to $251.0 million. This increase is attributable to several factors, including the following:

•	In 2004, additional operating working capital of $113.8 million was acquired through the Belden CDT merger discussed below.

•	In 2004 and 2005, the cost of many of our most-used raw materials, including copper and commodities derived from petrochemical feedstocks, increased dramatically. We have increased sales prices across most of our product lines in an effort to recover much of the higher cost of these raw materials. The rise in materials costs and our increased sales prices have resulted in higher inventory and receivable positions. The adverse effect of these higher asset positions on operating working capital was partially offset by a higher accounts payable and accrued liabilities position also resulting primarily from rising raw material costs.

Over the past few years, we have closed several manufacturing facilities and have reduced the number of people we employ. We incurred asset impairment charges, severance charges and other costs in relation to these plant closures. If we decide to close additional facilities, we could incur significant cash and non-cash charges in connection with these actions.

Belden CDT Merger

Belden Inc. (Belden) and Cable Design Technologies Corporation (CDT) entered into an Agreement and Plan of Merger, dated February 4, 2004 (the Merger Agreement) pursuant to which Belden merged with and became a wholly owned subsidiary of CDT (the Merger) on July 15, 2004. Pursuant to the Merger Agreement, 25.6 million shares of Belden common stock, par value $.01 per share, were exchanged for 25.6 million shares of CDT common stock, par value $.01 per share, and CDT changed its name to Belden CDT Inc.

Belden and CDT each believed the Merger was in the best interests of its respective stockholders because, as a result of the Merger, the long-term value of an investment in the combined company would likely be superior to the long-term value of an investment in either standalone company. In deciding to consummate the Merger, Belden and CDT considered various factors, some of which are listed in Note 3, Belden CDT Merger, to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The Merger included the following significant related transactions:

•	CDT effected a one-for-two reverse split of its common stock immediately prior to the Merger;

•	Belden cancelled approximately 0.3 million shares of its common stock held in treasury on July 15, 2004; and

•	We granted retention and integration awards to certain of our executive officers and other key employees totaling $7.9 million to be paid in cash and restricted stock distributed in three installments over two years.

•	We recognized $4.5 million and $30.6 million of asset impairment, restructuring and incentive compensation expenses in 2005 and 2004, respectively, related to the Merger.

As of the Merger consummation date, we had approximately 46.6 million shares of common stock outstanding. On that date, the former CDT stockholders and former Belden stockholders respectively owned approximately 45% and 55% of the Company.

The Merger was treated as a reverse acquisition under the purchase method of accounting. Belden was considered the acquiring enterprise for financial reporting purposes because Belden’s owners as a group retained or received the larger portion of the voting rights in the Company and Belden’s senior management represented a majority of the senior management of the Company.

The cost to acquire CDT was $490.7 million and consisted of the exchange of common stock discussed above, change of control costs for legacy CDT management and costs incurred by Belden related directly to the acquisition. The purchase price was established primarily through the negotiation of the share exchange ratio. The share exchange ratio was intended to value both Belden and CDT fairly so that neither company paid a premium over equity market value for the other. We established a new accounting basis for the assets and liabilities of CDT based upon the fair values thereof as of the Merger date. The Company recognized goodwill related to the Merger in the amount of $203.6 million.

For financial reporting purposes, the results of operations of CDT are included in our Consolidated Statements of Operations from July 16, 2004.

The fair values assigned to each major asset and liability caption of CDT as of the July 15, 2004 effective date of the Merger and unaudited pro forma summary financial results presenting selected operating information for the Company as if the Merger and the one-for-two reverse stock split had been completed as of January 1, 2004 and 2003 are included in Note 3, Belden CDT Merger, to the Consolidated Financial Statements in this Annual Report on Form 10-K.

European Operations

In the second quarter of 2005, British Telecom plc requested bids from both the Company and several other suppliers on a supply agreement currently awarded to the Company. This business provided reasonably satisfactory profit contribution in the past, but we viewed the communications cable market as extremely mature, with falling demand, excess capacity, and continuing price pressure. On September 29, 2005, we announced our decisions to (1) exit the United Kingdom communications cable market and (2) restructure our European operations in an effort to reduce manufacturing floor space and overhead and streamline administrative processes. We are actively exploring alternatives for disposition of the Manchester, United Kingdom operation. If unable to arrange a sale of the business at an acceptable price, we plan to liquidate the business.

As a result of these decisions, we recognized asset impairment expense of $12.8 million and severance expense of $8.7 million during 2005. We expect to recognize additional severance expense of at least $1.2 million and other restructuring costs and associated expenses of $4.8 million during 2006; however, the amount of severance expense recognized could increase should we elect to liquidate the Manchester, United Kingdom business. We may also recognize additional asset impairment expenses or losses on the disposal of assets during both the exit from the United Kingdom communications cable market and the European restructuring.

Effects of Inflation

The principal raw material we use in many of our products is copper. We also purchase Teflon® fluoropolymers, PVC, polyethylene, color chips and insulating materials such as plastic and rubber in large quantities. During 2004 and 2005, the price of copper has risen rapidly. Materials such as PVC and other plastics derived from petrochemical feedstocks have also risen in price. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM and telecommunications customer contracts have provisions which allow us to pass on raw material cost increases, generally with a lag of a few weeks to three months. We have been generally more successful (1) in North America than in Europe and (2) with our electronic products rather than our networking products in increasing our prices to recapture the rising cost of materials.

Consolidated Operating Results

The following table sets forth information comparing 2005 consolidated operating results with 2004 and 2003.

Years Ended December 31,	2005	2004	2003
	(In thousands)

Revenues	$1,352,131	$966,174	$624,106
Gross profit	285,124	200,073	119,307
Operating income	68,151	42,764	27,221
Interest expense, net	(10,091)	(12,881)	(12,571)
Income from continuing operations	32,642	15,353	10,157
Loss from discontinued operations	(247)	(417)	(71,768)
Gain on disposal of discontinued operations	15,163	253	—
Net income (loss)	47,558	15,189	(61,611)

Business Segments

We conduct our operations through two business segments — the Electronics segment and the Networking segment. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products with primarily industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and OEMs. The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.

The following table sets forth information comparing Electronics segment operating results.

Years Ended December 31,	2005	2004	2003
	(In thousands)

External customer revenues	$798,986	$604,372	$428,066
Affiliate revenues	94,790	81,055	30,739
Total revenues	893,776	685,427	458,805
Operating income	108,899	54,100	29,657
As a percent of total revenues	12.2%	7.9%	6.5%

The following table sets forth information comparing Networking segment operating results.

Years Ended December 31,	2005	2004	2003
	(In thousands)

External customer revenues	$553,145	$361,802	$196,040
Affiliate revenues	14,449	3,105	1,872
Total revenues	567,594	364,907	197,912
Operating income	13,023	24,726	10,201
As a percent of total revenues	2.3%	6.8%	5.2%

Operating Results — 2005 Compared With 2004

Continuing Operations

Continuing Operations Consolidated Revenues

Revenues generated in 2005 increased 39.9% to $1,352.1 million from revenues generated in 2004 of $966.2 million because of the impact of the Merger, increased selling prices, increased sales volume, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during 2005 totaled approximately $302.3 million and contributed 31.3 percentage points of revenue increase.

The impact of increased product pricing contributed 4.5 percentage points of revenue increase during 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the Company during 2004 and 2005 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks.

The impact of increased unit sales generated during 2005 contributed 3.7 percentage points of revenue increase. We experienced higher unit sales of products with networking/communications, industrial, transportation/defense, and video/sound/security applications.

Favorable foreign currency translation on international revenues contributed 0.4 percentage points of revenue increase.

Revenues generated on sales of product to customers in the United States, representing 51.1% of total revenues generated during 2005, increased by 39.7% compared with revenues generated during 2004. Absent the impact of the Merger, sales of product to customers in the United States increased by 10.9%. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005, increased volume sales of networking products, increased demand from Gulf Coast region distributors in anticipation of repairs to the damage resulting from Hurricanes Katrina and Rita, and increased project activity requiring instrumentation/control cable products, in-flight entertainment cable products, fiber optic cable products, central office communications cable products, and products with video/sound/security applications.

Revenues generated on sales of product to customers in Canada represented 10.2% of total revenues generated during 2005. Canadian revenues generated in 2005 increased by 68.8% compared with revenues generated in 2004. Absent the impact of the Merger and favorable currency translation on product sold by our international operations to customers in Canada, revenues generated in 2005 increased by 25.8% compared with revenues generated in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005, increased demand for networking products and increased capital project activity within the industrial sector resulting from higher oil prices and increased demand from utilities companies.

Revenues generated on sales of product to customers in the United Kingdom, representing 11.8% of total revenues generated during 2005, increased by 21.2% compared with revenues generated during 2004. Absent the impact of the Merger and favorable currency translation on products sold by our international operations to customers in the United Kingdom, revenues generated in 2005 increased by 11.8% compared with revenues generated in 2004. This increase resulted primarily from the impact of sales price increases implemented during 2004 and 2005 and the addition of Belden-branded products to the portfolios of several United Kingdom distributors who historically carried only CDT-branded products.

Revenues generated on sales of product to customers in Continental Europe represented 18.7% of total revenues generated during 2005. Continental European revenues generated during 2005 increased by 49.7% compared with revenues generated during 2004. Absent the impact of the Merger and favorable currency translation on products sold by our international operations to customers in Continental Europe, revenues generated during 2005 were unchanged from revenues generated during 2004. This performance resulted primarily from strong communications cable demand and the favorable impact of copper pass-through pricing on these products, increased demand for products with industrial applications primarily in Central Europe, and nonrecurring sales of product for the 2006 Torino Olympic Games offset by our decision to cease production of cord products and assemblies in Continental Europe during the first quarter of 2004 and nonrecurring sales of product for the 2004 Athens Olympic Games.

Revenues generated on sales of product to customers in the rest of the world, representing 8.3% of the Company’s total revenues generated during 2005, increased by 24.2% from 2004. Absent the impact of the Merger and favorable currency translation of products sold by our international operations to customers in the Latin America, Asia/Pacific and Africa/Middle East markets, revenues generated in 2005 increased by 14.3% compared with revenues generated in 2004. This increase represented the impact of sales price increases implemented during 2004 and 2005 and higher demand in all three markets.

Continuing Operations Consolidated Costs, Expenses and Earnings

The following table sets forth information comparing the components of earnings.

			Percent
			Increase
			2005 Compared
Years Ended December 31,	2005	2004	with 2004
	(In thousands, except % data)

Gross profit	$285,124	$200,073	42.5%
As a percent of revenues	21.1%	20.7%
Operating income	$68,151	$42,764	59.4%
As a percent of revenues	5.0%	4.4%
Income from continuing operations before taxes	$57,361	$31,244	83.6%
As a percent of revenues	4.2%	3.2%
Income from continuing operations	$32,642	$15,353	112.6%
As a percent of revenues	2.4%	1.6%

Gross profit increased 42.5% to $285.1 million in 2005 from $200.1 million in 2004 primarily because of the addition of gross profit generated by CDT operations during the year, the impact of sales price increases implemented during 2004 and 2005, and the favorable impact of currency translation on the gross profit generated by our international operations. Also contributing to the favorable gross profit comparison were the current-year impact of material, labor and overhead cost reduction initiatives, the impact of production outsourcing in Europe during 2004, and the impact of a 2003 production capacity rationalization initiative in Europe that resulted in lower output, higher scrap and increased maintenance costs during 2004, severance and other related benefits costs of $11.4 million recognized during 2004 related to personnel reductions in both North America and Europe and the planned 2005 closure of a manufacturing facility in the United States.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from petrochemical feedstocks, severance and other related benefits costs of $8.5 million and accelerated depreciation of $3.5 million recognized during the current year related to our decisions to exit the United Kingdom communications cable market and restructure our European manufacturing operations, and severance and other related benefits costs of $1.3 million recognized in the current year related to the 2005 closure of a manufacturing facility in the United States and other personnel reductions.

Gross profit as a percent of revenues increased by 0.4 percentage points from the prior year because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

Operating income increased 59.4% to $68.2 million in 2005 from $42.8 million in 2004 primarily because of higher gross profit largely attributable to the Merger and asset impairment costs of $8.9 million recognized during 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger).

Partially offsetting the positive operating income comparison was an increase in selling, general and administrative (SG&A) expenses to $207.1 million in 2005 from $151.4 million in 2004 primarily because of the addition of SG&A expenses related to the CDT operations, executive succession costs totaling $7.0 million recognized during the current year, merger integration costs of $3.8 million recognized during 2005, severance and other related benefits costs totaling $1.1 million recognized in the current year related to (1) our decisions to exit the United Kingdom communications cable market and restructure our European manufacturing operations and (2) personnel reductions in North America and the Asia/Pacific region, and the unfavorable impact of currency translation on the SG&A expenses of our international operations. These negative factors were partially offset by severance and other benefits costs of $1.8 million recognized during 2004 related to personnel reductions and both increased incentive compensation costs and increased professional services costs recognized during 2004 because of the Merger. SG&A expenses as a percentage of revenues decreased to 15.3% in 2005 from 15.7% in 2004 primarily because of the nonrecurring incentive compensation and professional services costs related to the Merger.

Also partially offsetting the positive operating income comparison were tangible asset and goodwill impairment costs of $3.3 million and $9.5 million, respectively, recognized during 2005 because of our decision to exit the United Kingdom communications cable market. Operating income as a percent of revenues increased to 5.0% in 2005 from 4.4% in 2004 as a result of the previously mentioned items.

Income from continuing operations before taxes increased 83.6% to $57.4 million in 2005 from $31.2 million in 2004 because of higher operating income largely attributable to the Merger and lower net interest expense partially offset by nonoperating income of $1.7 million recognized in 2004 on our sale of certain fully impaired equipment and technology which was used for the production of deflection coils. Net interest expense decreased 21.7% to $10.1 million in 2005 from $12.9 million in 2004 because of the repayment of 7.60% medium-term notes totaling $64.0 million in the third quarter of 2004, the repayment of 6.92% medium-term notes totaling $15.0 million in the third quarter of 2005, and higher interest income earned on cash equivalents partially offset by the assumption of 4.00% subordinated convertible debentures totaling $110.0 million from the legacy CDT operations in the third quarter of 2004. Interest income earned on cash equivalents was $4.9 million in 2005 compared to $1.8 million in 2004. Average debt outstanding was $241.2 million and $231.1 million during 2005 and 2004, respectively. The Company’s average interest rate was 6.04% in 2005 and 6.25% in 2004.

Our effective tax rate on income from continuing operations was 43.1% and 50.9% in 2005 and 2004, respectively. The decrease in the effective tax rate was primarily attributable to a decrease in deferred tax asset valuation allowances recognized against foreign net operating loss carryforwards from $9.4 million in 2004 to $5.0 million in 2005. The impact of the deferred tax asset valuation allowances was partially offset by favorable resolution of tax contingencies of $3.7 million and $2.4 million in 2005 and 2004, respectively.

Income from continuing operations increased 112.6% to $32.6 million in 2005 from $15.4 million in 2004 mainly because of higher income from continuing operations before taxes resulting largely from the Merger partially offset by higher income tax expense.

Electronics Segment

Revenues generated from sales to external customers increased 32.2% to $799.0 million in 2005 from $604.4 million in 2004 because of the impact of the Merger, increased selling prices, increased sales volume, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during 2005 totaled approximately $148.0 million and contributed 24.5 percentage points of revenue increase.

The impact of increased product pricing contributed 5.2 percentage points of revenue increase during 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and 2005 across most product lines in response to increases in the costs in copper and commodities derived from petrochemical feedstocks.

The impact of increased unit sales generated during the 2005 contributed 2.1 percentage points of revenue increase. The segment experienced higher unit sales of products with industrial, transportation/defense, and video/sound/security applications partially offset by lower unit sales of products with networking/communications applications.

Favorable foreign currency translation on international revenues contributed 0.4 percentage points of revenue increase.

Operating income increased to $109.0 million in 2005 from $54.1 million in 2004 mainly because of the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-year impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by our international operations, and the impact that a European capacity rationalization initiative had on 2004 operating income. The operating income comparison was also favorably affected by severance and other related benefits costs totaling $12.5 million recognized during 2004 related to personnel reductions and the planned 2005 closure of a manufacturing facility in the United States, asset impairment costs of $8.9 million recognized during 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger) and increased incentive compensation costs recognized during 2004 because of the Merger.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from petrochemical feedstocks, merger integration costs totaling $2.2 million recognized in the current year, severance and other benefits costs of $1.2 million recognized in 2005 related to the closure of a manufacturing facility in the United States and other personnel reductions, and accelerated depreciation of $1.4 million recognized in the current year related to our decision to restructure our European manufacturing operations.

As a percent of total revenues generated by the segment, operating income increased to 12.2% in 2005 from 7.9% in 2004 because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

Networking Segment

Revenues generated on sales to external customers increased 52.9% to $553.1 million in 2005 from $361.8 million in 2004. The revenue increase resulted primarily from the impact of the Merger, increased sales volume, increased selling prices, and favorable currency translation on revenues generated by the Company’s international operations.

Revenues generated through the addition of the CDT operations in 2005 totaled approximately $154.3 million and contributed 42.6 percentage points of revenue increase.

The impact of increased unit sales generated during 2005 contributed 6.5 percentage points of revenue increase. The segment experienced higher unit sales of products with networking/communications, industrial, video/sound/security, and transportation/defense applications.

The impact of increased product pricing contributed 3.2 percentage points of revenue increase during 2005. This price improvement resulted primarily from the impact of sales price increases implemented by the segment during 2004 and 2005 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks. Despite significant list price increase, net price increases after discounts were insufficient to fully recover rising material costs.

Favorable foreign currency translation on international revenues contributed 0.5 percentage points of revenue increase.

Operating income decreased to $13.0 million in 2005 from $24.7 million in 2004 mainly because of asset impairment charges of $10.4 million and accelerated depreciation of $2.3 million recognized in the current year because of our decision to exit the United Kingdom communications cable market, higher product costs resulting from increased purchase prices for copper and commodities derived from petrochemical feedstocks, severance and other related benefits costs of $8.9 million recognized in the current year related to both our decision to exit the United Kingdom communications cable market and personnel reductions in the Asia/Pacific region, and merger integration costs totaling $1.0 million recognized in 2005.

These negative factors were partially offset by the addition of operating income generated by the CDT operations, the impact of sales price increases implemented during 2004 and 2005, the current-year impact of manufacturing and SG&A cost reduction initiatives, favorable currency translation on operating income generated by our international operations, the impact of production outsourcing in Europe during 2004, increased incentive compensation costs recognized during 2004 because of the Merger, and severance and other related benefits costs of $0.7 million recognized during 2004 related to personnel reductions.

Operating income as a percent of total revenues generated by the segment decreased to 2.3% in 2005 from 6.8% in 2004 because of the previously mentioned items.

Discontinued Operations

During 2005 and 2004, we reported four operations — Belden Communications Company (BCC) in Phoenix, Arizona; Raydex/CDT Ltd. (Raydex) in Skelmersdale, United Kingdom; Montrose/CDT (Montrose) in Auburn, Massachusetts; and Admiral/CDT (Admiral) in Wadsworth, Ohio and Barberton, Ohio — as discontinued operations. The Raydex, Montrose and Admiral operations were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were held for sale during the years ended December 31, 2005 and 2004.

Loss from discontinued operations in 2005 includes:

•	$2.2 million of revenues and $0.7 million of loss before income tax benefits related to the discontinued operations of our Electronics segment; and

•	$0.1 million of revenues and $2.8 million of loss before income tax benefits related to the discontinued operations of our Networking segment.

We recognized a gain on the disposal of discontinued operations in the amount of $23.7 million before tax ($15.2 million after tax) during 2005.

Loss from discontinued operations for 2004 includes:

•	$11.2 million of revenues and $0.9 million of income before income tax expense related to the discontinued operations of our Electronics segment; and

•	$108.5 million of revenues and $18.8 million of loss before income tax benefits related to the discontinued operations of our Networking segment.

We recognized a gain on the disposal of discontinued operations in the amount of $0.4 million before tax ($0.2 million after tax) during 2004.

Operating Results — 2004 Compared With 2003

Continuing Operations

Continuing Operations Consolidated Revenues

Revenues generated in 2004 increased 54.8% to $966.2 million from revenues generated in 2003 of $624.1 million due to the Merger, increased selling prices, increased sales volume, and favorable currency translation on international revenues.

Revenues generated through the addition of the CDT operations during 2004 totaled $247.0 million and contributed 39.6 percentage points of revenue increase.

The impact of increased product pricing contributed 6.0 percentage points of revenue increase during 2004. This price improvement resulted primarily from the impact of sales price increases implemented by the Company during 2004 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks.

Increased unit sales generated during 2004 contributed 5.1 percentage points of revenue increase. We experienced volume increases in its sales of products with networking/communications applications and industrial applications. Higher unit sales of products with networking/communications, industrial and transportation/defense applications partially offset by a volume decrease in sales of products with video/sound/security applications.

Favorable foreign currency translation on international revenues contributed 4.1 percentage points of revenue increase during 2004.

Revenues generated on sales of product to customers in the United States, representing 51.1% of our total revenues generated during 2004, increased by 57.0% compared with revenues generated during 2003. Absent the impact of both the Merger and favorable currency translation on product sold by our international operations to customers in the United States, revenues generated for 2004 increased by 18.8% from revenues generated during 2003. This increase resulted primarily from improvement in general economic conditions in the United States, increased project activity requiring products with video/sound/security and industrial applications, increased distributor-restocking activity for products with industrial applications and the impact of sales price increases implemented in 2004.

Revenues generated on sales of product to customers in Canada represented 8.4% of our total revenues for 2004. Canadian revenues for 2004 increased by 57.2% compared with revenues for 2003. Absent the impact of the Merger and favorable currency translation on product sold by our international operations to customers in Canada, revenues generated for the 2004 decreased by 3.5% compared with revenues generated for 2003. This decrease resulted primarily from lower sales volume due to our decision not to reduce sales prices on certain of its lower-margin product offerings to meet the prices offered by its competitors and a decrease in demand for certain products with industrial and networking/communications applications.

Revenues generated on sales of product to customers in the United Kingdom, representing 13.6% of the Company’s total revenues generated during 2004, increased by 59.6% compared with revenues generated during 2003. Absent the impact of the Merger and favorable currency translation on product sold by our international operations to customers in the United Kingdom, revenues generated for 2004 increased by 34.7% compared with revenues generated for 2003. This increase resulted primarily from increased unit purchasing of products with networking/communications applications by a large telecommunications customer in the United Kingdom and increased contractual copper pass-through pricing on most products.

Revenues generated on sales of product to customers in Continental Europe represented 17.5% of our total revenues for 2004. Continental European revenues generated during 2004 increased by 64.8% compared with revenues generated during 2003. Absent the impact of the Merger and favorable currency translation on product sold by our international operations to customers in Continental Europe, revenues generated during 2004 decreased by 5.6% compared with revenues generated during 2003. The majority of this decrease resulted from our decision to cease, in the second quarter of 2003, the production of certain products with industrial and video/sound/security applications. The negative impact of this decision on revenue comparisons was partially offset by increased project activity requiring products with video/sound/security applications.

Revenues generated on sales of product to customers in the rest of the world, representing 9.4% of the Company’s total revenues generated during 2004, increased by 24.1% from revenues generated during 2003. Absent the impact of the Merger and favorable currency translation on product sold by our international operations to customers in the rest of the world, revenues generated during 2004 increased by 3.6% compared with revenues generated during 2003. The increase represented higher demand in the Asia, Latin America and Africa/Middle East markets partially offset by lower demand and the impact of our decision to cease, in the second quarter of 2003, the production of certain products with networking/communications applications in the Australia market.

Continuing Operations Costs, Expenses and Earnings

The following table sets forth information comparing the 2004 components of earnings with 2003.

			Percent
			Increase
			2004 Compared
Years Ended December 31,	2004	2003	with 2003
	(In thousands, except % data)

Gross profit	$200,073	$119,307	67.7%
As a percent of revenues	20.7%	19.1%
Operating income	$42,764	$27,221	57.0%
As a percent of revenues	4.4%	4.4%
Income from continuing operations before taxes	$31,244	$14,650	113.3%
As a percent of revenues	3.2%	2.3%
Income from continuing operations	$15,353	$10,157	51.2%
As a percent of revenues	1.6%	1.6%

Gross profit increased 67.7% to $200.1 million in 2004 from $119.3 million in 2003 due primarily to the Merger, higher sales volume, an increase in product sales prices, and the favorable impact of currency translation on gross profit. Also contributing to the favorable gross profit comparison were the current-period impact of material, labor and overhead cost reduction initiatives, increased unabsorbed production costs recognized during 2003 resulting from actions taken to reduce inventory levels, severance and related benefits costs of $3.6 million recognized in 2003 related to manufacturing facility closures in Australia and Germany and other personnel reductions. These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from petrochemical feedstocks. Also partially offsetting the favorable comparisons were severance and other benefits costs of $11.4 million recognized in 2004 related to personnel reductions in North America and Europe and the planned 2005 closure of a manufacturing facility in the United States, the impact of the step-up in the carrying values of CDT inventories that resulted from the Merger, the impact of production outsourcing in Europe, increased transportation costs (especially in Europe) and the impact of production capacity rationalization in Europe initiated during 2003 that resulted in lower output, higher scrap and increased maintenance costs in 2004. Gross profit as a percent of revenues increased 1.6 percentage points from the prior year due to the previously mentioned items.

Operating income increased 57.0% to $42.8 million for 2004 from $27.2 million for 2003 due primarily to higher gross profit, the current-period impact of SG&A cost reduction initiatives, severance and asset impairment costs totaling $1.1 million recognized during 2003 related to manufacturing facility closures in Australia and Germany, severance and other related benefits costs of $2.4 million recognized in 2003 related to personnel reductions within the Electronics segment and bad debt expense of $0.6 million recognized in 2003 related to the failure of a distribution customer in Asia. Partially offsetting these positive factors was an increase in SG&A expenses to $151.4 million in 2004 from $94.7 million for 2003. This increase was due primarily to the addition of the CDT operations, the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $1.8 million recognized in 2004 related to personnel reductions in North America, Europe and Australia, increased incentive compensation costs related to the Merger, and increased professional services costs related to the Merger and implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Also partially offsetting the favorable operating income comparison were asset impairment costs totaling $8.9 million recognized in 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger). SG&A expenses as a percentage of revenues increased to 15.7% in 2004 from 15.2% in 2003. Operating income as a percent of revenues were 4.4% in both 2004 and 2003.

Income from continuing operations before taxes increased 113.3% to $31.2 million in 2004 from $14.7 million in 2003 due to higher operating income, nonoperating income of $1.7 million recognized in 2004 on our sale of certain fully impaired equipment and technology which was used for the production of deflection coils partially offset by the minority interest in certain CDT operations and higher net interest expense. Net interest expense increased 2.5% to $12.9 million in 2004 from $12.6 million in 2003 due to higher average debt outstanding, albeit at lower interest rates, partially offset by increased interest income. Average debt outstanding was $231.1 million and $200.1 million during 2004 and 2003, respectively. The Company’s average interest rate was 6.25% in 2004 and 6.48% in 2003. Interest income for 2004 and 2003 was $1.8 million and $0.5 million, respectively.

Our effective tax rate on income from continuing operations was 50.9% and 30.7% in 2004 and 2003, respectively. Absent the impact of an additional deferred tax asset valuation allowance, our effective tax rate was 20.8% for 2004. The tax rate increase was due primarily to a deferred tax asset valuation allowance of $9.4 million recorded against foreign net operating loss carryforwards in 2004 partially offset by the 2004 resolution of a $2.4 million prior period tax contingency.

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

The impact of increased product pricing contributed 6.6 percentage points of revenue increase during 2004. This price improvement resulted from the impact of sales price increases implemented by the Company across all products lines in 2004 in response to copper cost escalation and increasing costs for commodities derived from petrochemical feedstocks.

Increased unit sales generated during 2004 contributed 3.0 percentage points of revenue increase. The segment experienced volume increases in its sales of products with industrial and networking/communications, and transportation/defense applications partially offset by a volume decrease in sales of products with video/sound/security applications.

Favorable foreign currency translation on international revenues contributed 3.1 percentage points of revenue increase.

Operating income increased 82.4% to $54.1 million for 2004 from $30.0 million for 2003 due mainly to the Merger, higher sales volumes, increased product sales prices, the favorable impact of currency translation on the operating income of international operations, and the current-year impact of both manufacturing and SG&A cost reduction initiatives. Also contributing to the favorable operating income comparison were increased unabsorbed production costs recognized in 2003 resulting from actions taken to reduce inventory levels, severance and asset impairment costs of $0.9 million and $0.4 million, respectively, recognized in 2003 related to a manufacturing facility closure in Germany, severance costs of $3.6 million recognized in 2003 related to personnel reductions, and the realignment of the Ft. Mill, South Carolina manufacturing facility (Ft. Mill) from this segment to the Networking segment effective July 1, 2003.

These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from petrochemical feedstocks. Also partially offsetting the favorable operating income comparison were asset impairment costs totaling $8.9 million recognized in 2004 related to the exit of certain product lines in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger), the impact of the step-up in the carrying values of CDT inventories that resulted from the Merger, severance and other benefits costs of $12.5 million recognized in 2004 related personnel reductions and a planned 2005 closure of a manufacturing facility in the United States, increased transportation costs (especially in Europe), the impact of production capacity rationalization in Europe, and increased incentive compensation costs related to the Merger.

As a percent of total revenues generated by the segment, operating income increased to 7.9% in 2004 from 6.5% in 2003 due to the previously mentioned items.

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

Increased unit sales and increased contractual copper pass-through pricing during 2004 contributed 9.6 percentage points of revenue increase. The unit sales increase resulted primarily from increased unit sales of products with networking/communications applications to a large telecommunications customer and by increased unit sales of products with industrial and video/sound/security applications by our Asia/Pacific operations.

Favorable foreign currency translation on revenues contributed 6.3 percentage points of revenue increase.

The impact of increased product pricing contributed 5.0 percentage points of revenue increase during 2004. This price improvement resulted from the impact of sales price increases implemented by the Company across all products lines in 2004 in response to copper cost escalation and increasing costs for commodities derived from petrochemical feedstocks.

Operating income increased 142.0% to $24.7 million for 2004 from $10.2 million for 2003 due primarily to the Merger, higher sales volumes, increased product sales prices, the favorable impact of currency translation on the operating income of international operations and the current-period impact of both manufacturing and SG&A cost reduction initiatives. Also contributing to the favorable operating income comparison were increased unabsorbed production costs recognized in 2003 resulting from actions taken to reduce inventory levels, severance and other related benefits costs of $2.2 million recognized in 2003 related to a manufacturing facility closure in Australia and personnel reductions in the United Kingdom, and bad debt expense of $0.6 million recognized in 2003 related to the failure of a distribution customer in Asia.

The positive impact that these factors had on the operating income comparison was partially offset by the realignment of Ft. Mill from the Electronics segment to this segment effective July 1, 2003. The positive impact that these favorable factors had on the operating income comparison was also partially offset by the impact of production outsourcing, higher product costs resulting from increased purchase prices for copper and commodities derived from petrochemical feedstocks. Also partially offsetting the favorable comparisons were severance and other benefits costs of $0.7 million recognized in 2004 related to personnel reductions, the impact of the step-up in the carrying values of CDT inventories that resulted from the Merger, and increased incentive compensation costs related to the Merger.

Operating income as a percent of total revenues generated by the segment increased to 6.8% in 2004 from 5.2% in 2003 due to the previously mentioned items.

Discontinued Operations

During 2004, we reported four operations — BCC, Raydex, Montrose and Admiral — as discontinued operations. During 2003, we reported only BCC as a discontinued operation.

Loss from discontinued operations for 2004 includes:

•	$11.2 million of revenues and $0.9 million of income before income tax expense related to the discontinued operations of our Electronics segment; and

•	$108.5 million of revenues and $18.8 million of loss before income tax benefits related to the discontinued operations of our Networking segment.

We recognized a gain on the disposal of discontinued operations in the amount of $0.4 million before tax ($0.2 million after tax) during 2004.

Loss from discontinued operations for 2003 includes $202.4 million of revenues and $112.1 million of loss before income tax benefits related to the discontinued operations of our Networking segment.

Financial Condition

Liquidity and Capital Resources

Our sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities. Generally, our primary source of cash has been from business operations. Cash sourced from credit facilities and other borrowing arrangements has historically been used to fund business acquisitions. We believe that these sources are sufficient to fund the current requirements of working capital, to make scheduled pension contributions for our retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments and to support its short-term and long-term operating strategies.

Our net operating loss carryforwards as of December 31, 2005 in Australia, Germany, the Netherlands and the United States will continue to reduce our cash tax payments in 2006 when compared to tax expense. These carryforwards arise from lowered operating earnings during the recent economic downturns in the United States and Europe, costs associated with divestiture or closure of manufacturing plants in the United States, Germany and Australia, and transaction and other costs associated with the Merger.

Planned capital expenditures for 2006 are approximately $30.0 million, of which over $20.0 million relates to capacity maintenance and enhancement. We have the ability to revise and reschedule the anticipated capital expenditure program should our financial position require it.

Customer demand, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our needs from business operations.

Net cash outflow during 2005 totaled $54.2 million. The disposal of discontinued operations provided $40.0 million of cash during the year.

Net cash inflow during 2004 totaled $42.9 million. The disposal of discontinued operations provided $78.3 million of cash during the year.

Net cash inflow during 2003 totaled $77.4 million. There were no disposals of discontinued operations during the year.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2005 totaled $49.1 million. Changes in operating assets and liabilities used cash of $45.0 million. This use resulted primarily from increased inventories and receivables. Inventories increased from December 31, 2004 because of cost increases for copper and commodities derived from petrochemical feedstocks and the Company’s need for higher inventory levels to support increased sales during 2005. Receivables increased from December 31, 2004 because of greater sales volume in 2005 and increased sales prices in response to higher raw material costs partially offset by increases in the allowances recognized for both unissued credits and incentive rebates.

Noncash asset impairment costs totaling $12.8 million were recognized in 2005 related to our decision to exit the United Kingdom communications cable market.

Also in 2005, we elected to partially compensate our nonemployee directors and certain key employees with common stock held in treasury rather than with cash. Treasury stock issued to the nonemployee directors had a FIFO cost basis of zero and a market value of $0.2 million. Treasury stock issued to the key employees had a FIFO cost basis of zero and a market value of $2.0 million. During 2005, we also amortized $2.0 million of unearned deferred compensation related to nonvested restricted stock we awarded to certain key employees in lieu of cash compensation during 2002 through 2004.

Net cash provided by operating activities in 2004 totaled $41.0 million. Changes in operating assets and liabilities used cash of $18.3 million. This use resulted primarily from increased inventories and a decrease in accounts payable and accrued liabilities. Inventories increased from December 31, 2003 due to our need for higher inventory levels to support increased sales during 2004. Accounts payable and accrued liabilities decreased from December 31, 2003 due primarily to the liquidation of liabilities of the discontinued operations.

Noncash asset impairment costs totaling $8.9 million were recognized in 2004 related to product line exits in Europe and the disposal of certain assets in the United States due to excess capacity (particularly as a result of the combined capacity after the Merger).

In 2004, we elected to fund certain contributions to one of our retirement savings plans with common stock held in treasury rather than with cash. Treasury stock issued had a FIFO cost basis of $1.8 million and a market value of $2.3 million.

Also in 2004, we elected to partially compensate our nonemployee directors and certain key employees with common stock held in treasury rather than with cash. Treasury stock issued to the nonemployee directors had a FIFO cost basis of zero and a market value of $0.3 million. Treasury stock issued to the key employees had a FIFO cost basis of zero and a market value of $0.6 million. During 2004, we also amortized $2.9 million of unearned deferred compensation related to nonvested restricted stock we awarded to certain key employees in lieu of cash compensation during 2001 through 2004.

We issued common stock held in treasury rather than paying cash for compensation on the settlement of employee stock purchase plan rights granted under our various share-based payment plans during 2004. Treasury stock issued had a FIFO cost basis of $0.1 million and a market value of $0.1 million.

We recognized a gain of $1.7 million during 2004 on the sale of fully-impaired equipment and technology used for the production of deflection coils.

Net cash provided by operating activities in 2003 totaled $96.4 million. Changes in operating assets and liabilities provided cash of $56.2 million. This contribution resulted from decreases in both inventories and receivables partially offset by decreased accounts payable and accrued liabilities. In 2003, we focused on reducing inventory levels in an effort to accumulate cash for pension contribution payments estimated at $10.3 million and debt maturity payments estimated at $64.0 million to be made in 2004. We accumulated cash rather than prepaying debt due to the onerous penalties that would apply on a debt prepayment. Receivables decreased primarily due to lower revenues. Accounts payable and accrued liabilities decreased from December 31, 2002 due primarily to the payout of severance and other related benefits throughout 2003.

Asset impairment costs of $92.8 million were recognized in 2003 related to the manufacturing facility closure in Germany and our inability to recover our investment in both the tangible and intangible assets of BCC’s discontinued operation in Phoenix, Arizona.

In 2003, we elected to fund certain contributions to one of our retirement savings plans with common stock held in treasury rather than with cash. Treasury stock had a FIFO cost basis of $4.5 million and a market value of $3.7 million.

Also in 2003, we elected to partially compensate our nonemployee Directors with common stock held in treasury rather than with cash. Treasury stock had a FIFO cost basis of $0.2 million and a market value of $0.1 million. During 2003, we also amortized $1.6 million of unearned deferred compensation related to nonvested common stock we awarded to certain key employees in lieu of cash compensation during 2001 through 2003.

We issued common stock held in treasury rather than paying cash for compensation on the settlement of employee stock purchase plan rights granted under our various share-based payment plans during 2003. Treasury stock had a FIFO cost basis of $2.8 million and a market value of $2.1 million.

Cash Flows from Investing Activities

In 2005, we received $51.5 million related to the sale of real estate and certain tangible assets of BCC’s discontinued Phoenix operations, Raydex’s discontinued Skelmersdale, United Kingdom operation, the discontinued Montrose operation, Admiral’s discontinued Barberton, Ohio operation, the Fort Lauderdale, Florida operation, the Villingen, Germany operation, and the Kingston, Canada operation.

In 2004, we received $82.1 million related to the sale of certain assets of BCC’s discontinued Phoenix operations to Superior Essex Communications LLC.

Also in 2004, we incurred $6.2 million in transaction costs associated with the Merger.

Capital Expenditures

Years Ended December 31,	2005	2004	2003
	(In thousands)

Continuing operations:
Capacity maintenance and enhancement	$11,396	$7,574	$7,591
Capacity expansion	5,071	1,457	419
Other	7,322	2,264	1,972
Discontinued operations	—	4,594	6,756

	$23,789	$15,889	$16,738

Capital expenditures for continuing operations during 2005, 2004 and 2003 represented approximately 1.8%, 1.2%, and 1.6% of total revenues, respectively. Approximately 48%, 67%, and 76% of capital expenditures for continuing operations were utilized for maintaining and enhancing existing production capabilities in 2005, 2004 and 2003, respectively.

Cash Flows from Financing Activities

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. From that date through December 31, 2005, we repurchased approximately 5.2 million shares of our common stock at an aggregate cost of $109.4 million.

We repaid approximately $17.5 million and $66.7 million of debt during 2005 and 2004, respectively. There were no repayments of debt during 2003. These repayments were funded primarily by cash flow from operating activities.

Dividends of $0.20 per share per annum were paid to stockholders during 2005, 2004, and 2003, resulting in cash outflows of $9.1 million, $7.3 million, and $5.1 million, respectively.

We received approximately $6.9 million, $4.4 million, and $0.2 million in proceeds during 2005, 2004 and 2003, respectively, on the exercise of stock options granted under our various share-based payment plans.

Borrowings and Contractual Obligations

Borrowings and other contractual obligations have the following scheduled maturities:

	Payments Due by Period
			1-3	3-5	After
December 31, 2005	Total	Less Than 1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt, including current maturities	$231,051	$59,000	$30,051	$32,000	$110,000
Interest payable	88,811	11,193	15,828	11,190	50,600
Operating leases	14,625	6,224	6,365	2,006	30
Capital equipment purchase obligation	2,425	2,425	—	—	—
Pension and other postretirement obligations	89,788	36,454	17,799	17,508	18,027

Total contractual cash obligations	$426,700	$115,296	$70,043	$62,704	$178,657

We anticipate making increased contributions to our pension plans during 2006. Our contributions to these plans during 2005 were $26.1 million. The anticipated increase results primarily from funding required for the United Kingdom and terminated Netherlands plans. We anticipate contributing $33.7 million to our pension plans during 2006, $10.4 million and $6.0 million of which is attributable to the United Kingdom and Netherlands pension plans, respectively. While the amount of contributions to our pension plans for the years after 2006 is affected by the investment results from the plans’ assets, we currently anticipate contributions to our pension plans for 2007 and 2008 of $6.1 million and $6.0 million, respectively.

Other Commercial Commitments

Other commercial commitments have the following scheduled maturities:

	Amount of Commitment Expiration per Period\
			1-3	3-5	After
December 31, 2005	Total	Less Than 1 Year	Years	Years	5 Years
	(In thousands)

Lines of credit(1)	$18,864	$18,864	$—	$—	$—
Standby letters of credit	10,626	10,626	—	—	—
Bank guarantees	5,155	5,155	—	—	—
Surety bonds	4,535	4,535	—	—	—

Total commercial commitments	$39,180	$39,180	$—	$—	$—

(1)	We entered into a credit agreement with a group of 6 banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. The amount of any borrowing under the Credit Agreement is subject to a borrowing base comprised of a portion of our receivables and inventories located in the United States. Our borrowing capacity under the Credit Agreement as of December 31, 2005 was $18.9 million. There were no outstanding borrowings under the Credit Agreement at December 31, 2005.

Working Capital

Current assets decreased $7.0 million, or 1.1%, from $637.8 million at December 31, 2004 to $630.8 million at December 31, 2005. This decrease resulted primarily from a reduction in cash and cash equivalents and current assets of discontinued operations partially offset by increases in receivables, inventories, and current deferred income tax assets.

•	Cash and cash equivalents decreased $54.2 million from December 31, 2004. Principal contributors to this decrease were our share repurchase program which used $109.4 million of cash during 2005, capital expenditures totaling $23.8 million, severance payments totaling $18.9 million, payments on medium-term notes and other borrowing arrangements totaling $17.5 million, and $9.1 million in dividend payments during the year. These uses of cash were partially offset by $51.5 million in proceeds received on the disposal of tangible property, $6.9 million in proceeds received on the exercise of stock options, and cash flow from operations.

•	Inventories increased by $34.9 million from December 31, 2004. This increase represents higher commodity costs reflected in the raw materials, work in process and finished goods balances and a $7.2 million decrease in allowances for obsolete and slow-moving inventory primarily because of the disposal of slow-moving coaxial cable inventory balances.

•	Receivables increased by $23.6 million from December 31, 2004 because of greater sales volume in 2005 and increased sales prices in response to higher raw material costs. This increase was partially offset by a $6.4 million increase in the allowances for unissued credits (primarily because of “meet competition” pricing credits given to distributors) and a $7.6 million increase in the allowance for incentive rebates during 2005.

•	Current assets of discontinued operations decreased $19.6 million from December 31, 2004 primarily as the result of the liquidation of receivables and inventories at our discontinued Montrose and Raydex — Skelmersdale operations after those facilities ceased production early in 2005.

•	Current deferred income tax assets increased by $11.9 million from December 31, 2004 primarily because of the classification of $13.0 million in net operating loss carryforwards from long-term to current based upon the expected timing of their utilization.

Current liabilities increased $50.1 million, or 23.0%, from $218.3 million at December 31, 2004 to $268.4 million at December 31, 2005. This increase in current liabilities was primarily the result of increases in both current maturities of long-term debt and accounts payable and accrued liabilities partially offset by a decrease in current liabilities of discontinued operations.

•	Current maturities of long-term debt increased by $43.3 million from December 31, 2004 primarily because we reclassified from long-term debt the 7.74% medium-term notes in the amount of $44.0 million and the second tranche of the 6.92% medium-term notes in the amount of $15.0 million in 2005. Both are payable in the third quarter of 2006. This reclassification was partially offset by payment of the first tranche of 6.92% medium-term notes in the amount of $15.0 million in 2005.

•	Accounts payable and accrued liabilities increased by $24.0 million from December 31, 2004. This increase resulted primarily from increased purchases necessary to support higher levels of production within our facilities, higher raw material costs (particularly for copper, and commodities derived from petrochemical feedstocks), executive succession costs of $7.0 million accrued in 2005, and severance and other related benefits costs of $13.8 million accrued during the year. These negative factors were partially offset by severance payments totaling $18.9 million during 2005, purchase accounting adjustments to accrued severance totaling $2.1 million resulting from our decision to terminate our restructuring plans for certain legacy CDT operations in North America and Europe, and executive succession payments totaling $6.0 million during the year.

•	Current liabilities of discontinued operations decreased by $17.2 million from December 31, 2004 primarily because of severance payments of $6.0 million applied against the severance reserves for our discontinued BCC — Phoenix, Montrose and Raydex — Skelmersdale operations during 2005 and the liquidation of trade accounts payable at our discontinued Montrose and Raydex — Skelmersdale operations after those facilities ceased production early in 2005.

Long-Lived Assets

Long-lived assets decreased $78.2 million, or 10.7%, from $733.5 million at December 31, 2004 to $655.3 million at December 31, 2005 primarily because of decreases in property, plant and equipment, long-lived assets of discontinued operations, and goodwill.

•	Property, plant and equipment (PP&E), as reflected on the Consolidated Balance Sheets in this Annual Report on Form 10-K, includes the acquisition cost less accumulated depreciation of our land and land improvements, buildings and leasehold improvements and machinery and equipment. PP&E decreased by $33.9 million. This decrease resulted primarily from 2005 depreciation totaling $37.1 million, disposal of real estate in Ft. Lauderdale, Florida, Villingen, Germany and Kingston, Canada with an aggregate carrying value of $7.0 million and equipment impairment in Manchester, United Kingdom and Decín, Czech Republic totaling $3.3 million. These negative factors were partially offset by 2005 capital expenditures totaling $23.8 million.

•	Long-lived assets of discontinued operations decreased $24.2 million in 2005 primarily because of the disposal of real estate in Phoenix, Arizona, Skelmersdale, United Kingdom, Auburn, Massachusetts, and Barberton, Ohio during 2005.

•	Goodwill is defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. Goodwill decreased by $13.9 million during 2005 primarily because of impairment charges totaling $9.5 million recognized during the year related to our decision to exit the United Kingdom communications cable market.

Capital Structure

	2005		2004
December 31,	Amount	Percent	Amount	Percent
	(In thousands)

Current maturities of long-term debt	$59,000		$15,702
Long-term debt	172,051		232,823

Total debt	231,051	24.5%	248,525	23.5%

Stockholders’ equity	713,508	75.5%	810,000	76.5%

	$944,559	100.0%	$1,058,525	100.0%

Our capital structure consists primarily of long-term debt and stockholders’ equity. The capital structure decreased $114.0 million primarily because of a decrease in stockholders’ equity that resulted mainly from the impact of shares purchased during the year under our share repurchase program. Also contributing to the decrease in our capital structure were the negative effect of currency exchange rates on financial statement translation and payment of the first tranche of 6.92% medium-term notes in the amount of $15.0 million in 2005.

In 1997, we completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in $15.0 million annual increments in August 2005 through August 2009. We repaid a $15.0 million tranche of the 1997 placement in August 2005. In 1999, we completed a private placement of $64.0, $44.0 and $17.0 million in unsecured debt. The notes bear interest at the contractual rates of 7.60%, 7.74%, and 7.95%, respectively, and mature in September 2004, September 2006, and September 2009, respectively. The agreements for these notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio and minimum net worth. We were in compliance with these covenants at December 31, 2005. We repaid the $64.0 million tranche of the 1999 placement in September 2004.

At December 31, 2005, we had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into shares of common stock, at a conversion price of $17.859 per share, upon the occurrence of certain events. The conversion price is subject to adjustment for dividends and other equity transactions. Holders may surrender their debentures for conversion upon satisfaction of any of the following conditions: (1) the closing sale price of our common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; (3) we have called the debentures for redemption; or (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of December 31, 2005, condition (1) had been met, but condition (2) had not been met as the senior implied rating was Ba2 and the corporate credit rating was BB-. Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed. We may redeem some or all of the debentures on or after July 21, 2008, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require us to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of our common stock or a combination of cash and our common stock, at our option.

We entered into a credit agreement with a group of six banks on October 9, 2003 (Credit Agreement). The Credit Agreement provided for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, a portion of our assets in the United States, other than real property, secured any borrowing under the Credit Agreement. The amount of any such borrowing was subject to a borrowing base comprised of a portion of our receivables and inventories located in the United States. A fixed charge coverage ratio covenant became applicable if the sum of our excess borrowing availability and unrestricted cash fell below

$25.0 million. There were no outstanding borrowings at December 31, 2005 under the Credit Agreement. We had $18.9 million in borrowing capacity available at December 31, 2005.

On January 24, 2006, we entered into a new $165.0 million credit facility with a group of eight banks, expandable to $200.0 million and secured by our overall cash flow and our assets in the United States. The new facility replaces the $75.0 million facility discussed above.

We also had unsecured, uncommitted arrangements with nine banks under which we may borrow up to $4.4 million at prevailing interest rates. At December 31, 2005, we had no outstanding borrowings under these arrangements.

We will sometimes manage our debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. During 2004, we were party to interest rate swap agreements relating to our 7.60% medium-term notes that matured in September 2004. The swaps converted a notional amount of $64.0 million from fixed rates to floating rates and also matured in September 2004. These agreements were designated and qualified as fair value hedges of the associated medium-term notes. Credit and market risk exposures on these agreements were limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.3 million pretax, or $.02 per diluted share, were recorded as a reduction to interest expense for 2004. Net interest differentials earned from the interest rate swaps reduced our average interest rate on long-term debt by 0.57 percentage points for 2004. We had no interest rate swap agreements outstanding at December 31, 2005 or during the year then ended.

Stockholders’ equity decreased by $96.4 million, or 11.9%, from 2004 to 2005 because of an increase in treasury stock as well as deterioration in accumulated other comprehensive income. These decreases were partially offset by increases in retained earnings and additional paid in capital as well as a decrease in unearned deferred compensation.

Treasury stock increased by $111.1 million because of shares purchased during the year under our share repurchase program and the forfeiture of stock by our incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation. Accumulated other comprehensive income decreased by $34.7 million primarily because of the negative effect of currency exchange rates on financial statement translation. Retained earnings increased $38.8 million primarily because of net income of $47.6 million partially offset by dividends of $9.1 million. Additional paid-in capital increased by $8.4 million primarily as the result of stock option exercises. Unearned deferred compensation decreased $2.1 million primarily because of current-year amortization of compensation related to restricted stock awards.

Off-Balance Sheet Arrangements

We were not a party to any of the following types of off-balance sheet arrangements at December 31, 2005:

•	Guarantee contracts or indemnification agreements that contingently require us to make payments to the guaranteed or indemnified party based on changes in an underlying asset, liability or equity security of the guaranteed or indemnified party;

•	Guarantee contracts that contingently require us to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement;

•	Indirect guarantees under agreements that contingently require us to transfer funds to the guaranteed party upon the occurrence of specified events under conditions whereby the funds become legally available to creditors of the guaranteed party and those creditors may enforce the guaranteed party’s claims against us under the agreement;

•	Retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support to that entity for such assets;

•	Derivative instruments that are indexed to our common or preferred stock and classified as stockholders’ equity under accounting principles generally accepted in the United States; or

•	Material variable interests held by us in unconsolidated entities that provide financing, liquidity, market risk or credit risk support to us, or engage in leasing, hedging or research and development services with us.

Environmental Remediation

We are subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. We believe our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area.

A former Belden CDT facility in Shrewsbury, Massachusetts was sold to a third party in 1992, subject to an indemnification in favor of the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Contaminated soil has been removed, and groundwater remediation has been suspended. Site closure documents have been submitted to the state environmental agency for review and approval. We will close the groundwater system upon approval of the closure application by the state agency.

Our facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and groundwater contamination was identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and the government authorities have advised that some form of remediation will be necessary. We have recorded a liability for the estimated costs. In addition, we may need to make capital expenditures to install groundwater treatment equipment; however, we do not expect such capital expenditures to materially affect our financial position, operating results or cash flows.

We are named as a defendant in the City of Lodi, California’s federal lawsuit along with over 100 other defendants. The complaint, brought under federal, state and local statutory provisions, alleges that property previously owned by our predecessor contributed to groundwater pollution in Lodi. There has been no validation or investigation to demonstrate or deny the City’s claim that the property allegedly owned by our predecessor is a potential pollution site. An investigation in the area is currently being planned, with a trial date tentatively scheduled to begin in January 2007. We have recorded a liability for the estimated costs related to resolution of the matter.

We have been identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than 1% of the waste are often given the opportunity to settle as “de minimis” parties, resolving their liability for a particular site. The number of sites with respect to which we have been identified as a PRP has decreased in part as a result of “de minimis” settlements.

Belden CDT does not own or operate either waste site with respect to which it has been identified as a PRP. In each case, we are identified as a party that disposed of waste at the site. With respect to one of the sites, our share of the waste volume is estimated to be less than 1%. At the other site, we contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for these sites, we believe, based on our preliminary review and other factors, including our estimated share of the waste volume at the sites, that the costs relating to these sites will not have a material adverse effect on our results of operations, financial condition or cash flow. We have recorded a liability to the extent such costs are known and estimable for such sites.

We do not currently anticipate any material adverse effect on our results of operations, financial condition, cash flows or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations, or cleanup costs at the facilities and sites discussed above. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.

Impact of Newly Issued Accounting Standards

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, becomes effective for the Company on January 1, 2006. Based on the unvested stock option awards outstanding as of December 31, 2005, the Company expects to record incremental stock-based compensation pretax expense of approximately $1.9 million in 2006 as a result of adopting this standard.

We adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the year ended December 31, 2005. This Interpretation did not have a materially adverse effect on our results of operations or financial position in 2005; however, there can be no assurance that application of this Interpretation to future conditional asset retirement obligations would not have a materially adverse effect on our results of operations and financial position.

The potential effect of these newly issued standards on our financial position, results of operations and cash flows is discussed in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statement and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. We believe these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is recognized in the period title to product passes to customers and collectibility of the resulting accounts receivable is reasonably assured. As part of the revenue recognition process, we determine whether the resulting accounts receivable are reasonably assured of collection based on a variety of factors, including an evaluation of whether there has been deterioration in the credit quality of our customers, which could result in us being unable to collect the accounts receivable. In situations where it is unclear as to whether we will be able to sell or collect the accounts receivable, we will request alternative financing arrangements, such as prepayment or commercial letters of credit, from the customer.

Sales Incentive, Product Price Protection and Returned Material Allowances

We grant incentive allowances to selected customers as part of our sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, we also grant selected product price protection allowances. Certain distribution customers are also allowed to return inventory at the customer’s original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value.

Sales revenues are reduced when incentives, allowances or returns are anticipated or projected. We reduce revenues by recording a separate deduction to gross revenues. Future market conditions and product transitions might require us to take actions to increase customer incentive and product price protection offerings, possibly resulting in an incremental reduction of revenue at the time the incentive or allowance is offered. Additionally, certain incentive programs require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive.

We recognized incentive, price, and returned material allowances totaling $87.4 million, $70.2 million and $34.6 million as deductions to gross revenues in 2005, 2004 and 2003, respectively.

The allowances for incentive rebates, price adjustments and returned material at December 31, 2005 and 2004 totaled $37.2 million and $23.2 million, respectively.

Allowance for Doubtful Accounts

We evaluate the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of the accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. In circumstances where we are aware of a customer’s inability or unwillingness to pay outstanding amounts, we record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. There have been occasions over the past decade where we recognized an expense associated with the rapid collapse of a distributor for which no specific reserve had been previously established. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received.

We recognized bad debt expense of $0.7 million, $0.7 million and $0.8 million as a component of SG&A expenses in 2005, 2004 and 2003, respectively.

The allowance for doubtful accounts at December 31, 2005 and 2004 was $3.9 million and $5.6 million, respectively.

Inventory Allowances

We evaluate the realizability of our inventory on a product-by-product basis in light of anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. Revisions to these inventory adjustments would be required if any of the factors mentioned above differed from our estimates.

At December 31, 2005 and 2004, we had inventory allowances of $16.4 million and $22.7 million, respectively.

Deferred Tax Assets

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences between taxable income on our income tax returns and income before taxes under accounting principles generally accepted in the United States. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We are required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether or not to record a deferred tax asset valuation allowance for part or all of a deferred tax asset.

We recorded an additional $5.0 million deferred tax asset valuation allowance during 2005 with respect to net operating losses generated primarily in the Netherlands. As of December 31, 2005, we had approximately $20.0 million of deferred tax assets related in part to domestic and foreign loss carryforwards, net of valuation allowances totaling $27.8 million. The realization of these assets is partially based upon estimates of future taxable income. Based on these estimates, we believe the deferred tax assets net of valuation allowances will be realized. This determination was based on current projections of future taxable income when taking into consideration the potential limitations on the utilization of net operating loss carryforwards imposed by Section 382 of the Internal Revenue Code (Section 382). Section 382 imposed limitations on a corporation’s ability to utilize its net operating loss carryforwards if it experiences an ownership change. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. We believe the ownership change in connection with the July 15, 2004 Belden CDT merger will have little, if any, impact upon the utilization of our net operating loss carryforwards.

As of December 31, 2005, we had $300.7 million of net operating loss carryforwards (as adjusted by the Tax Agreement between us and our former parent, Cooper Industries Ltd.). Unless otherwise utilized, net operating loss carryforwards will expire as follows: $11.7 million in 2006, $13.8 million in 2007, $27.4 million between 2008 and 2010, and $155.8 million between 2011 and 2025. Net operating loss carryforwards with an indefinite carryforward period total $92.0 million. The net operating loss carryforwards expiring in 2006 through 2008 will have an immaterial impact on the effective tax rate because of deferred tax asset valuation allowances attached to those losses.

Income Tax Contingencies

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions are likely to be challenged and that our position may not be fully sustained. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which such determination is made.

Valuation of Long-Lived Tangible Assets and Amortizable Intangible Assets

We review long-lived tangible assets and amortizable intangible assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset’s quoted market price in an active market or, where an active market for the asset does not exist, our best estimate of fair value based on either discounted cash flow analysis or present value analysis.

The discounted cash flow analyses and present value analyses that we use to estimate the fair value of our long-lived tangible assets and amortizable intangible assets are dependent on a number of factors including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates, terminal growth rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.

During 2005, we determined that certain asset groups within the European operations of our Networking segment were impaired. The applicable assets of the segment’s European operations were impaired due to our decision to exit the United Kingdom communications cable market. We estimated the fair value of the equipment based on anticipated net proceeds from its sale and recognized an impairment loss of $3.3 million based on the difference between the carrying value of the equipment and its fair value. This loss was reflected as a component of operating income in the Consolidated Statement of Operations for 2005.

During 2004, we determined that certain asset groups within both the European operations and the United States operations of our Electronics segment were impaired. The applicable assets of the segment’s European operations were impaired due to the exit from certain product lines within those operations. The applicable assets of the segment’s United States operations were impaired due to excess capacity (primarily as a result of the combined capacity after the Merger). We estimated the fair value of the equipment based upon anticipated net proceeds from its sale and recognized an impairment loss of $8.9 million based on the difference between the carrying value of the equipment and its fair value. This loss was reflected as a component of operating income in the Consolidated Statement of Operations for 2004.

During 2003, we determined that asset groups within the North American operations of our former Communications segment were impaired. We then estimated fair values using a variety of techniques including discounted cash flows and comparable market data. Assumptions utilized in estimating fair values under continued asset use included long-term forecasts of revenue growth, gross margins and capital expenditures. Comparable market data was obtained from appraisals and other third party valuation estimates. We determined that fair values of asset groups within the North American operations of our former Communications segment were less than carrying amounts by $92.4 million. We included this impairment charge in loss from discontinued operations in the Consolidated Statement of Operations for 2003.

During 2003, we identified certain equipment in a German manufacturing facility within our Electronics segment that would not be transferred to our other manufacturing facilities after the closure of that facility late in 2003. We estimated the fair value of the equipment based upon anticipated net proceeds from its sale and recognized an impairment loss of $0.4 million based on the difference between the carrying value of the equipment and its fair value. This loss was reflected as a component of operating income in the Consolidated Statement of Operations for 2003.

Valuation of Goodwill and Indefinite-Lived Intangible Assets Not Subject to Amortization

In accordance with SFAS No. 142, we evaluate goodwill and indefinite-lived intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of these assets may no longer be recoverable.

SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit’s net assets exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating expenses.

The income approach, which we use to estimate the fair value of our reporting units, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results could differ from these estimates.

SFAS No. 142 requires that an impairment test for an indefinite-lived intangible asset not subject to amortization consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess.

During 2005, we determined that the carrying value of goodwill related to the European reporting unit within our Networking segment was impaired due to our decision to exit the United Kingdom communications cable market. We estimated the implied fair value of the goodwill and recognized an impairment loss of $9.5 million based on the difference between the carrying value of the goodwill and its implied fair value. This loss was reflected as a component of operating income in the Consolidated Statement of Operations for 2005.

During 2005 and 2004, we evaluated the recoverability of the carrying value of our goodwill using discounted cash flow projections. Based on the discounted cash flow projections, we determined that the carrying value of our goodwill was recoverable at both December 31, 2005 and 2004.

We believe that if there is little to no improvement during 2006 and beyond from the revenues and profitability achieved by the European reporting unit within our Electronics segment, future operating results would adversely affect the discounted future cash flows of those operations and, accordingly, could negatively affect the assessment of the reporting unit’s goodwill. The carrying value of goodwill, net of accumulated amortization, for the European reporting unit within our Electronics segment totaled $30.3 million at December 31, 2005.

During 2005 and 2004, we also evaluated the recoverability of the carrying values of our indefinite-lived intangible assets not subject to amortization. Based on a comparison of the fair values of these assets with their respective carrying values, we determined that the carrying values of our indefinite-lived intangible assets not subject to amortization were recoverable at December 31, 2005 and 2004.

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Our key assumptions are described in further detail in Note 15, Pension and Other Postretirement Benefits, to the Consolidated Financial Statements in this Annual Report on Form 10-K. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the project benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants. While the actual rate of return on plan assets over the past five years has been less than the assumed rate of return on plan assets, we believe the assumed rate is a reasonable assumption for the long-term performance of our plan assets.

Business Combination Accounting

The Merger was accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. First, management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Merger consummation date. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilized third party appraisals to assist in estimating the fair value of tangible PP&E and intangible assets acquired. Our estimations are described in further detail in Note 3, Belden CDT Merger, to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Outlook

We announced in 2005 our decision to exit the United Kingdom communications market when our contract with British Telecom plc expires in October 2006 or sooner if the customer can arrange another source. We are actively exploring alternatives for disposition of our Manchester, United Kingdom operation. If unable to arrange a sale of the operation at an acceptable price, we plan to liquidate the assets and liabilities of the operation. In 2005, the Manchester, United Kingdom operation generated revenues of $106.5 million and operating income of $7.4 million. Our 2006 outlook excludes the projected operating results for the Manchester, United Kingdom operation and, therefore, takes as its baseline 2005 revenues of $1,245.6 million, 2005 operating income of $97.3 million, and 2005 net income of $53.0 million.

We anticipate relatively strong end markets in both North America and Asia in 2006; however, we expect somewhat slower growth in Europe. We estimate that our 2006 revenues will increase between 5% and 10% compared with 2005 baseline revenues due primarily to both sales price increases implemented to offset rising raw material costs and improved volume.

Management expects improvement in operating income from all parts of the Company — particularly, from Europe and the North American operations within our Networking segment. Restructuring in Europe is well under way, and management believes its recent reorganization in North America will help leverage the Company’s strengths and improve the contribution made to operating income by the North American operations within our Networking segment. We anticipate operating margins will reflect continued product mix enrichment in the networking market and will include further migration to higher bandwidth cables, more 10-gigabit projects, and an increasing proportion of connectivity sales. We will also benefit from the full-year realization of the merger synergies in 2006. Management expects operating income as a percent of revenues will be between 9.0% and 9.5% in 2006. This outlook, along with the outlook for diluted income per share, excludes the impact of our adoption of SFAS No. 123(R) effective January 1, 2006.

Management anticipates the Company will generate diluted income from continuing operations per share, excluding any further restructuring charges, between $1.50 and $1.60 in 2006.

We anticipate funding $33.7 million in pension contributions and $2.7 million in contributions for other postretirement benefit plans in the upcoming year. We also plan to pay off tranches of both our 1997 and 1999 medium-term notes totaling $59.0 million during 2006. We anticipate we will have sufficient funds to satisfy these cash requirements.

Management expects that the Company’s effective tax rate for continuing operations in 2006 will be 37.0%. Because of net operating loss carryforwards and deductible temporary differences, we anticipate that cash payments of United States income taxes during 2006 will be significantly less than tax expense. Cash payments of income taxes for foreign jurisdictions will approximate tax expense.

Depreciation and amortization for 2006 are expected to total approximately $37.0 million. Capital expenditures for Belden CDT during 2006 are expected to be approximately $30.0 million.

We have incurred severance charges related to the discontinuation of certain operations and with other actions intended to reduce costs. The amount of the charges recognized but not funded as of December 31, 2005 is $12.0 million. Management expects that that all of these charges will be funded in 2006. This will have a negative effect on cash flow. Management expects that there may be additional restructuring charges (severance and asset impairment) in future periods that would have a negative effect on both operating results and cash flow.

We anticipate that annual dividends in the aggregate of $.20 per common share ($.05 per common share each quarter) will be paid to all common stockholders.

On February 7, 2006, we announced organizational changes that we expect will change the segmentation of the business. We announced that our North American operations will be organized in two groups, Belden Americas Division and the Specialty Products Division. The heads of these two divisions will report to the Chief Executive Officer, as will the President of European Operations and the General Manager, Asia/Pacific.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from foreign currency exchange rates, certain commodity prices, interest rates and credit extended to customers. To manage the volatility relating to exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, we sometimes enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. We do not hold or issue derivative instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed twelve months. Each of these risks is discussed below.

Foreign Currency Exchange Rate Risk

We manufacture and sell our products in a number of countries throughout the world, and, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency exchange rate management activities is to manage the volatility associated with foreign currency purchases of materials or sales of finished product and other assets and liabilities created in the normal course of business. Our foreign currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, we will sometimes use foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less.

CDT executed a foreign currency swap derivative contract that was assumed by us on the effective date of the Merger. The contract converted a notional amount of 2.6 million euros into 82.4 million Czech koruny in April 2005. We did not consider the contract to be an effective hedge of its cash flow exposure and, therefore, recorded all currency gains or losses in the Consolidated Statement of Operations as they occurred. We had no other foreign currency derivatives outstanding at December 31, 2005 and did not employ any other foreign currency derivatives during the year then ended.

We generally view as long-term our investments in international subsidiaries with functional currencies other than the United States dollar. As a result, we do not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, we are exposed primarily to the euro, the British pound and the Canadian dollar.

Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $294.0 million and $308.8 million at December 31, 2005 and 2004, respectively.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Where natural techniques are not possible, we will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less. We did not have any commodity price derivatives outstanding at December 31, 2005 and did not employ any commodity price derivatives during the year then ended. The following table presents the physical inventory of copper at December 31, 2005 by the amount of pounds held at average cost. The fair value of this inventory as of December 31, 2005 is also presented.

(In thousands, except
average price)

Pounds on hand	2,483.2
Weighted average price (per pound)	$2.3247
Value using weighted average price	$5,772.7
Fair value	$5,367.4

We are also exposed to price risk related to our purchase of selected commodities derived from petrochemical feedstocks used in the manufacture of our products. We generally purchase these commodities based upon market prices established with the vendors as part of the purchase process. Recent trends indicate that pricing of these commodities may become more volatile due to the increased prices of petrochemical feedstocks as well as the current threat of terrorist activities. Historically, we have not used commodity financial instruments to hedge prices for commodities derived from petrochemical feedstocks. There is a modest correlation, primarily in our Networking segment, between costs for commodities derived from petrochemical feedstocks and the ultimate selling price of the product. Exposures to most changes in costs for commodities derived from petrochemical feedstocks remain unprotected.

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates; however we were not a party to any interest rate swap agreements at December 31, 2005 or during the year then ended. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 2005.

	Principal Amount by Expected Maturity
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(In millions, except rates)

Fixed-rate debt	$15.0	$15.0	$15.0	$15.0	—	—	$60.0	$59.3
Average interest rate	6.92%	6.92%	6.92%	6.92%	—	—
Fixed-rate debt	$44.0	—	—	—	—	—	$44.0	$44.3
Average interest rate	7.85%	—	—	—	—	—
Fixed-rate debt	—	—	—	$17.0	—	—	$17.0	$17.4
Average interest rate	—	—	—	8.06%	—	—
Fixed-rate convertible debt	—	—	—	—	—	$110.0	$110.0	$110.0	(1)
Average interest rate	—	—	—	—	—	4.00%

(1)	Our contingently convertible notes traded at an average market price of 146.03 on December 31, 2005. We believe the premium associated with these notes is attributable to factors other than changes in interest rate.

The fair value of our fixed-rate financial instruments at December 31, 2005 represented 100.0% of the carrying value of our fixed-rate financial instruments. The aggregate fair value of these same financial instruments was $135.9 million, or 99.9% of their aggregate carrying value, at December 31, 2004.

Credit Risk

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 42%, 52% and 50% of revenues in 2005, 2004 and 2003, respectively.

The following table reflects the receivables that represent the only significant concentrations of credit to which we were exposed at December 31, 2005 and 2004. Historically, these customers generally pay all outstanding receivables within thirty to sixty days of invoice receipt.

		2005		2004
		Percent of Net		Percent of Net
December 31,	Amount	Receivables	Amount	Receivables
	(In thousands, except % data)

Anixter International, Inc.	$29,300	15%	$23,006	13%
British Telecom plc	21,064	11%	11,746	7%
Graybar Electric Company, Inc.	13,183	7%	12,971	7%

Total	$63,502	36%	$47,723	27%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden CDT Inc.

We have audited the accompanying consolidated balance sheets of Belden CDT Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden CDT Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Belden CDT Inc.’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
March 8, 2006

Belden CDT Inc.

Consolidated Balance Sheets

December 31,	2005	2004
	(In thousands, except par value and number of shares)

ASSETS
Current assets:
Cash and cash equivalents	$134,640	$188,798
Receivables, less allowance for doubtful accounts of $3,866 and $5,618 at 2005 and 2004, respectively	198,106	174,554
Inventories, net	261,963	227,034
Deferred income taxes	27,845	15,911
Other current assets	8,223	11,885
Current assets of discontinued operations	—	19,573

Total current assets	630,777	637,755
Property, plant and equipment, less accumulated depreciation	304,337	338,247
Goodwill, less accumulated amortization of $12,146 and $12,640 at 2005 and 2004, respectively	272,290	286,163
Intangible assets, less accumulated amortization of $6,634 and $3,434 at 2005 and 2004, respectively	72,459	78,266
Other long-lived assets	6,084	6,460
Long-lived assets of discontinued operations	129	24,330

	$1,286,076	$1,371,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$209,031	$185,035
Current maturities of long-term debt	59,000	15,702
Current liabilities of discontinued operations	388	17,541

Total current liabilities	268,419	218,278
Long-term debt	172,051	232,823
Postretirement benefits other than pensions	33,167	30,089
Deferred income taxes	73,851	45,450
Other long-term liabilities	17,166	25,340
Minority interest	7,914	9,241
Stockholders’ equity:
Preferred stock, par value $.01 per share — 2,000,000 shares authorized, no shares outstanding	—	—
Common stock, par value $.01 per share — 200,000,000 shares authorized, 50,345,852 and 50,210,576 shares issued at 2005 and 2004, respectively, 42,336,178 and 47,201,404 shares outstanding at 2005 and 2004, respectively	503	502
Additional paid-in capital	540,430	531,984
Retained earnings	290,870	252,114
Accumulated other comprehensive income (loss)	(6,881)	27,862
Unearned deferred compensation	(336)	(2,462)
Treasury stock, at cost — 8,009,674 and 3,009,172 shares at 2005 and 2004, respectively	(111,078)	—

Total stockholders’ equity	713,508	810,000

	$1,286,076	$1,371,221

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.

Consolidated Statements of Operations

Years Ended December 31,	2005	2004	2003
	(In thousands, except per share amounts)

Revenues	$1,352,131	$966,174	$624,106
Cost of sales	(1,067,007)	(766,101)	(504,799)

Gross profit	285,124	200,073	119,307
Selling, general and administrative expenses	(207,124)	(151,438)	(94,717)
Asset impairment	(12,849)	(8,871)	(352)
Minimum requirements contract income	3,000	3,000	2,983

Operating income	68,151	42,764	27,221
Interest expense	(15,032)	(14,709)	(13,118)
Interest income	4,941	1,828	547
Minority interest in earnings	(699)	(371)	—
Gain on disposal of assets	—	1,732	—

Income from continuing operations before taxes	57,361	31,244	14,650
Income tax expense	(24,719)	(15,891)	(4,493)

Income from continuing operations	32,642	15,353	10,157
Loss from discontinued operations, net of tax benefit of $3,261, $17,536 and $40,371, respectively	(247)	(417)	(71,768)
Gain on disposal of discontinued operations, net of tax expense of $8,529 and $142, respectively	15,163	253	—

Net income (loss)	$47,558	$15,189	$(61,611)

Weighted average number of common shares and equivalents:
Basic	45,655	35,404	25,158
Diluted	52,122	38,724	25,387

Basic income (loss) per share:
Continuing operations	$.72	$.43	$.40
Discontinued operations	(.01)	(.01)	(2.85)
Disposal of discontinued operations	.33	.01	—
Net income (loss)	1.04	.43	(2.45)

Diluted income (loss) per share:
Continuing operations	$.68	$.43	$.40
Discontinued operations	(.01)	(.01)	(2.83)
Disposal of discontinued operations	.29	.01	—
Net income (loss)	.96	.43	(2.43)

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.

Consolidated Cash Flow Statements

Years Ended December 31,	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$47,558	$15,189	$(61,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,470	30,714	35,765
Asset impairment charges	12,849	8,871	92,752
Deferred income tax expense (benefit)	14,127	1,694	(34,206)
Pension funding in excess of pension expense	(8,157)	(4,876)	(1,432)
Stock-based compensation expense	3,009	3,824	3,799
Retirement savings plan contributions paid in stock	—	2,279	3,739
Gain on disposal of tangible assets	(15,666)	(3,348)	—
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(20,683)	11,665	20,609
Inventories	(41,822)	(13,876)	42,031
Accounts payable and accrued liabilities	27,084	(22,411)	(27,303)
Current income taxes, net	4,012	397	4,403
Other assets and liabilities, net	(13,632)	10,840	17,842

Net cash provided by operating activities	49,149	40,962	96,388
Cash flows from investing activities:
Proceeds from disposal of tangible assets	51,541	89,007	246
Capital expenditures	(23,789)	(15,889)	(16,738)
Cash used to acquire a business	—	(6,196)	—

Net cash provided by (used for) investing activities	27,752	66,922	(16,492)
Cash flows from financing activities:
Payments under share repurchase program	(109,429)	—	—
Payments under borrowing arrangements	(17,474)	(66,660)	—
Cash dividends paid	(9,116)	(7,292)	(5,083)
Proceeds from exercise of stock options	6,897	4,375	170

Net cash used for financing activities	(129,122)	(69,577)	(4,913)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,937)	4,630	2,377

Increase (decrease) in cash and cash equivalents	(54,158)	42,937	77,360
Cash received from merger with Cable Design Technologies Corporation	—	50,906	—
Cash and cash equivalents, beginning of year	188,798	94,955	17,595

Cash and cash equivalents, end of year	$134,640	$188,798	$94,955

Supplemental cash flow information:
Income tax refunds received	$8,924	$3,595	$18,614
Income taxes paid	(11,071)	(5,773)	(13,630)
Interest paid, net of amount capitalized	(14,857)	(15,383)	(14,543)

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.

Consolidated Stockholders’ Equity Statements

						Accumulated
					Unearned	Other
	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)	Total
	(In thousands)

Balance at December 31, 2002	$262	$40,917	$310,910	$(17,011)	$(2,014)	$(17,859)	$315,205
Net loss			(61,611)				(61,611)
Foreign currency translation						24,650	24,650
Minimum pension liability, net of $0.8 million deferred tax benefit						670	670

Comprehensive loss							(36,291)
Exercise of stock options		1		169			170
Stock compensation		(560)		1,896	(1,188)		148
Retirement savings plan contributions		(713)		4,452			3,739
Stock purchase plan settlements		(623)		2,772			2,149
Amortization of unearned deferred compensation					1,502		1,502
Cash dividends ($.20 per common share)			(5,082)				(5,082)

Balance at December 31, 2003	262	39,022	244,217	(7,722)	(1,700)	7,461	281,540
Net income			15,189				15,189
Foreign currency translation						24,233	24,233
Minimum pension liability, net of $1.7 million deferred tax benefit						(3,832)	(3,832)

Comprehensive income							35,590
Exercise of stock options	2	4,384		121			4,507
Stock compensation		1,811		1,430	(3,881)		(640)
Retirement savings plan contributions		477		1,802			2,279
Stock purchase plan settlements		184		54			238
Forfeiture of stock by incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation				(270)			(270)
Amortization of unearned deferred compensation					3,645		3,645
Cash dividends ($.20 per common share)			(7,292)				(7,292)
Merger between Belden and CDT	238	486,106		4,585	(526)		490,403

Balance at December 31, 2004	502	531,984	252,114	—	(2,462)	27,862	810,000
Net income			47,558				47,558
Foreign currency translation						(34,144)	(34,144)
Minimum pension liability, net of $1.0 million deferred tax benefit						(599)	(599)

Comprehensive income							12,815
Exercise of stock options	1	6,991		(95)			6,897
Stock compensation		1,069		(186)	78		961
Forfeiture of stock by incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation				(1,368)			(1,368)
Share repurchase program				(109,429)			(109,429)
Amortization of unearned deferred compensation					2,048		2,048
Cash dividends ($.20 per common share)			(9,116)				(9,116)
Other		386	314				700

Balance at December 31, 2005	$503	$540,430	$290,870	$(111,078)	$(336)	$(6,881)	$713,508

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.

Notes to Consolidated Financial Statements

Note 1:	Basis of Presentation

Business Description

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

Consolidation

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

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, assets and liabilities are translated at current exchange rates; income and expenses are translated using average exchange rates. Resulting translation adjustments, as well as gains and losses from certain affiliate transactions, are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Exchange gains and losses on transactions are included in operating income.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are made in regard to receivables collectibility, inventory valuation, realization of deferred tax assets, valuation of long-lived tangible assets, valuation of goodwill and intangible assets, calculation of pension and other postretirement benefits expense, and valuation of acquired businesses.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 Consolidated Financial Statements in order to conform to the 2005 presentation.

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

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Receivables and Related Allowances

The Company classifies amounts owed to the Company and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. Receivables due after twelve months are classified as other long-lived assets.

The Company evaluates the collectibility of receivables based on the specific identification method. A considerable amount of judgment is required in assessing the realization of receivables, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of the receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. In circumstances where the Company is aware of a customer’s inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts to reduce the receivable to its estimated collectible balance.

The Company recognized bad debt expense of $0.7 million, $0.7 million and $0.8 million in 2005, 2004 and 2003, respectively. The allowance for doubtful accounts at December 31, 2005 and 2004 was $3.9 million and $5.6 million, respectively.

The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. Certain distribution customers are also allowed to return inventory at the customer’s original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Sales revenues are reduced when incentives, allowances or returns are anticipated or projected. The Company reduces revenues by recording a separate deduction to gross revenues. Future market conditions and product transitions might require the Company to take actions to increase customer incentive and product price protection offerings, possibly resulting in an incremental reduction of revenue at the time the incentive or allowance is offered. Additionally, certain incentive programs require the Company to estimate, based on historical experience, the number of customers who will actually redeem the incentive.

The Company recognized incentive, price, and returned material allowances totaling $87.4 million, $70.2 million and $34.6 million as deductions to gross revenues in 2005, 2004 and 2003, respectively.

The allowances for incentive rebates, price adjustments and returned material at December 31, 2005 and 2004 totaled $37.2 million and $23.2 million, respectively.

Inventories and Related Reserves

Inventories are stated at the lower of cost or market. The Company determines the cost of all raw materials, work-in-process and finished goods inventories by the first in, first out method. Cost components of inventories include direct labor, applicable production overhead and amounts paid to suppliers of materials and products as well as freight costs and, when applicable, duty costs to import the materials and products.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets ranging from ten to forty years for buildings, five to twelve years for machinery and equipment and five years for business information systems. Construction in process reflects amounts

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. Maintenance and repairs — both planned major activities and less-costly, ongoing activities — are charged to expense as incurred. The Company capitalizes interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets’ useful lives.

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

The Company evaluates goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Accounting principles generally accepted in the United States require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company recognizes an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

The Company also evaluates intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. Accounting standards generally accepted in the United States require that an impairment test for an intangible asset not subject to amortization consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess.

The Company reviews intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. The Company tests intangible assets subject to amortization for impairment and estimates their fair values using the same assumptions and techniques that were employed for property, plant and equipment.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and minimum pension liability adjustments, and is presented in the accompanying Consolidated Statements of Stockholders’ Equity.

Business Combination Accounting

The merger of Belden and CDT on July 15, 2004 was accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. First, management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the business combination date. In addition, management must identify and estimate the fair values of intangible assets that are recognized as assets apart from goodwill. Management utilized third party appraisals to assist in estimating the fair value of CDT tangible property, plant and equipment and intangible assets acquired in the 2004 merger of Belden and CDT.

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

The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. Certain distribution customers are also allowed to return inventory at the customer’s original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Sales revenues are reduced when incentives, allowances or returns are anticipated or projected. The Company reduces revenues by recording a separate deduction to gross revenues.

Shipping and Handling Costs

The Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs primarily incurred at the

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s distribution centers totaling $7.1 million, $8.3 million and $6.5 million were included in selling, general and administrative (SG&A) expenses for 2005, 2004 and 2003, respectively.

Research and Development

Research and development expenditures are charged to SG&A expenses as incurred. Expenditures for research and development were $9.6 million, $8.5 million and $7.9 million for 2005, 2004 and 2003, respectively.

Environmental Remediation and Compliance

Environmental remediation costs are accrued, on an undiscounted basis, based on estimates of known environmental remediation exposures developed in consultation with the Company’s environmental consultants and legal counsel. Environmental compliance costs include maintenance and operating costs with respect to ongoing monitoring programs. Such costs are expensed as incurred. Capitalized environmental costs are generally depreciated over a 15-year life.

The Company evaluates the range of potential costs to remediate environmental sites, which can vary significantly depending on the final determination of the extent of environmental remediation required, the method of remediation required, the Company’s share of costs if other parties are involved, and other factors. The Company records a liability for environmental remediation costs when it is probable a loss has been incurred and the cost can be reasonably estimated.

Share-Based Payments

During 2005, 2004 and 2003, the Company sponsored six stock compensation plans — the Belden 2003 Long-Term Incentive Plan, the Belden 1994 Incentive Plan, the CDT 2001 Long-Term Performance Incentive Plan, the CDT 1999 Long-Term Performance Incentive Plan, the CDT Long-Term Performance Incentive Plan and the CDT Supplemental Long-Term Performance Incentive Plan (together, the Incentive Plans) as well as two employee stock purchase plans — the Belden 2003 Employee Stock Purchase Plan and the Belden 1994 Employee Stock Purchase Plan (together, the Stock Purchase Plans).

The Belden 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. Although neither plan has been terminated, there are also no future awards available under either the CDT 1999 Long-Term Performance Incentive Plan or the CDT Long-Term Performance Incentive Plan. The Belden 1994 Employee Stock Purchase Plan expired by its own terms in September 2003 and no future purchase rights are available under this plan. The Belden Inc. 2003 Employee Stock Purchase Plan was terminated on July 15, 2004. Options and stock purchase rights granted under these plans affected pro forma operating results for 2004 and 2003.

Under the Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. Through December 31, 2005, the Company accounted for stock options using the intrinsic value method. The Company accounts for restricted stock grants as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the grants is measured as the difference between the market price of the Company’s common stock at the grant date and the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized to expense over the grant’s vesting period.

Under the Stock Purchase Plans, eligible employees received the right to purchase a specified amount of the Company’s common stock. Under the Belden 2003 Employee Stock Purchase Plan, participants purchased common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. Under the Belden 1994 Employee Stock Purchase Plan, participants purchased common stock at the lesser of 85% of the fair market value on the offering date or 100% of the fair market value on the exercise date. The Company accounted for these purchase rights using the intrinsic value method.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The pro forma effect on operating results of calculating the Company’s stock compensation using the fair value method is as follows:

Years Ended December 31,	2005	2004	2003
	(In thousands, except,
	per share amounts)

As reported
Stock-based employee compensation cost, net of tax	$1,889	$2,128	$926
Net income (loss)	47,558	15,189	(61,611)
Basic net income (loss) per share	1.04	.43	(2.45)
Diluted net income (loss) per share	.96	.43	(2.43)
Pro forma
Stock-based employee compensation cost, net of tax	$2,357	$4,515	$2,099
Net income (loss)	47,090	12,802	(62,784)
Basic net income (loss) per share	1.03	.36	(2.50)
Diluted net income (loss) per share	.96	.36	(2.47)

The fair value of common stock options issued under the Incentive Plans and the fair value of stock purchase rights issued under the Stock Purchase Plans were estimated at their respective date of grant using the Black-Scholes option-pricing model.

The Company did not grant stock purchase rights in 2005 or 2004. The weighted average per share fair value of stock options and stock purchase rights granted by the Company and the weighted average assumptions used to determine the fair values of the stock options and stock purchase rights granted are presented in the following table.

Years Ended December 31,	2005	2004	2003

Fair value of stock options granted, per share	$6.20	$4.74	$1.58
Fair value of stock purchase rights granted, per share	—	—	5.98
Dividend yield	4.10%	6.31%	6.35%
Expected volatility	37.76%	39.53%	41.02%
Expected option life (in years)	6.78	6.31	4.31
Risk free interest rate	4.36%	3.79%	2.46%

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

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable to taxing authorities because of the recognition of revenues and expenses in different periods for income tax purposes than for financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were stand-alone businesses filing separate tax returns. The Company has determined that undistributed earnings from its international subsidiaries will not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes has been made on foreign earnings.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recognizes deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences between taxable income on its income tax returns and pretax income under accounting principles generally accepted in the United States. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in the Company’s Consolidated Financial Statements become deductible for income tax purposes.

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

CDT executed a foreign currency swap derivative contract that was assumed by the Company on the effective date of the Merger. The contract converted a notional amount of 2.6 million euros into 82.4 million Czech koruny in April 2005. The Company did not consider the contract to be an effective hedge of its cash flow exposure and therefore, reported the resulting net currency translation loss of less than $0.1 million in cost of sales. The Company had no foreign currency derivatives outstanding at December 31, 2005 and did not employ any other foreign currency derivatives during the year then ended.

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

The Company did not have any commodity price derivatives outstanding at December 31, 2005 and did not employ commodity price derivatives during the year then ended.

The Company is also exposed to price risk related to its purchase of selected commodities derived from petrochemical feedstocks used in the manufacture of its products. The Company generally purchases these commodities based upon market prices established with the vendors as part of the purchase process. Pricing of these commodities has become more volatile due to the increased prices of petrochemical feedstocks as well as the current threat of terrorist activities. Historically, the Company has not used commodity financial instruments to hedge prices for these commodities. There is a modest correlation, primarily in portions of the Networking segment, between costs for commodities derived from petrochemical feedstocks and the ultimate selling price of the product. Exposures to most changes in costs for these commodities remain unprotected.

Interest Rate Risk Management

The Company has occasionally managed its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. The Company did not have any interest rate derivatives outstanding at December 31, 2005 and did not employ interest rate derivatives during the year then ended.

Impact of Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Shared-Based Payments, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions to be calculated using the fair value method presented in SFAS No. 123 and recognized in the Consolidated Financial Statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the Consolidated Financial Statements. SFAS No. 123(R) is effective January 1, 2006 for the Company. The Company measured compensation costs related to share-based payments using the intrinsic value method under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the section entitled “Share-Based Payments” of Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements as to the effect on operating results of calculating its stock compensation using the fair value method presented in SFAS No. 123. The Company is required to adopt SFAS No. 123(R) on January 1, 2006. The Company plans to adopt SFAS No. 123(R) prospectively for awards of stock based compensation granted after that date and for the unvested portion of outstanding awards at that date. Based on the unvested stock option awards outstanding as of December 31, 2005, the Company expects to record incremental stock-based compensation pretax expense of approximately $1.9 million in 2006 as a result of adopting this standard.

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development, or through the normal operation of the asset. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Company adopted FIN No. 47 for the year ended December 31, 2005. This Interpretation did not have a material adverse effect on the Company’s results of operations or financial position in 2005.

Note 3:	Belden CDT Merger

Belden and CDT entered into an Agreement and Plan of Merger, dated February 4, 2004 (the Merger Agreement), pursuant to which Belden merged with and became a wholly owned subsidiary of CDT (the Merger) on July 15, 2004. Pursuant to the Merger Agreement, 25.6 million shares of Belden common stock, par value $.01 per share, were exchanged for 25.6 million shares of CDT common stock, par value $.01 per share, and CDT changed its name to Belden CDT Inc.

Belden and CDT each believed the Merger was in the best interests of its respective stockholders because, as a result of the Merger, the long-term value of an investment in the combined company would likely be superior to the long-term value of an investment in either stand-alone company. In deciding to consummate the Merger, Belden and CDT considered various factors, including the following:

•	The anticipated cost savings and synergies to be available to Belden CDT resulting from its ability to identify low-cost sources for materials, eliminate duplicative costs of being separate public companies, consolidate manufacturing facilities and access each legacy company’s technology;

•	The opportunity to create an electronic cable company with strong earnings before income taxes, depreciation and amortization;

•	The potential to market Belden CDT’s products and businesses across a larger customer base;

•	The anticipated increase in market liquidity and capital markets access resulting from a larger equity base;

•	The increased visibility of Belden CDT to analysts and investors;

•	Belden CDT’s anticipated better access to lower cost manufacturing facilities; and

•	The attractive degree of financial leverage of Belden CDT.

The Merger included the following significant related transactions:

•	CDT effected a one-for-two reverse split of its common stock immediately prior to the Merger;

•	Belden cancelled approximately 0.3 million shares of its common stock held in treasury on July 15, 2004;

•	The Company granted retention and integration awards to certain of its executive officers and other key employees totaling $7.9 million. Awards paid in cash and restricted stock will be distributed in three installments — one-third on the effective date of the Merger and one third each on the first and second anniversaries of the effective date of the Merger. The Company recognized approximately $1.6 million and $3.8 million of compensation expense during 2005 and 2004, respectively, related to these awards; and

•	The Company recognized $2.9 million and $26.8 million of restructuring and backlog amortization expenses in 2005 and 2004, respectively, related to the Merger.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company initially recognized goodwill of $203.0 million related to the Merger at December 31, 2004. The Company increased goodwill related to the Merger by $0.6 million during 2005 to $203.6 million at the same time the carrying costs of certain tangible assets held for sale decreased to the amount of proceeds received upon their disposition and accrued severance and other merger-related liabilities increased based on finalization of the costs necessary to complete restructuring, facility rationalization, and other merger-related activities.

For financial reporting purposes, the results of operations of CDT are included in the Company’s Consolidated Statements of Operations from July 16, 2004.

The Company assigned the following fair values to each major asset and liability caption of CDT as of the July 15, 2004 effective date of the Merger.

As of
July 15, 2004
(In millions)

Cash and cash equivalents	$50.4
Receivables	79.5
Inventories	114.3
Other current assets	24.4
Current assets of discontinued operations	28.5
Property, plant and equipment	169.2
Goodwill	203.6
Other intangible assets	79.1
Other long-lived assets	20.9
Long-lived assets of discontinued operations	13.9

Total assets	$783.8

Current liabilities	$84.0
Current liabilities of discontinued operations	18.5
Long-term debt	111.0
Other postretirement benefits liabilities	20.8
Other long-term liabilities	44.2
Minority interest	14.6

Total liabilities	$293.1

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and other intangible assets reflected above were determined by management to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed and include the following:

	Estimated	Amortization
As of July 15, 2004	Fair Value	Period
	(In millions)	(In years)

Intangible assets subject to amortization:
Customer relations	$54.9	25.6
Developed technologies	6.0	20.0
Favorable contracts	1.1	3.5
Backlog	2.0	0.8

Total intangible assets subject to amortization	64.0
Intangible assets not subject to amortization:
Goodwill	203.6
Trademarks	15.1

Total intangible assets not subject to amortization	218.7

Total intangible assets	$282.7

Weighted average amortization period		24.1

Goodwill of $55.5 million was assigned to the Electronics segment. The residual goodwill of $148.1 million was not assigned to a specific segment since management believed it benefited the entire Company; therefore, it was recognized in Finance and Administration (F&A) in the Company’s segment information. None of the goodwill is deductible for tax purposes.

Trademarks have been determined by management to have indefinite lives and are not being amortized, based on management’s expectation that the trademarked products will generate cash flows for the Company for an indefinite period. Management expects to maintain use of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely.

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The useful life for the developed technologies intangible asset was based on the remaining lives of the related patents. The useful life for the customer base intangible asset was based on management’s forecasts of customer turnover. The useful life for the favorable contracts intangible asset was based on the remaining terms of the contracts. The useful life of the backlog intangible asset was based on management’s estimate of the remaining useful life based on when the ordered items would ship.

These amortizable intangible assets are being amortized over their remaining useful lives on a straight-line basis. Annual amortization expense for these intangible assets was $2.7 million and $3.3 million in 2004 and 2005, respectively. The Company expects to recognize annual amortization expense of $2.9 million in both 2006 and 2007 and approximately $2.6 million thereafter.

Belden CDT’s consolidated results of operations for 2004 include the results of operations of the CDT entities from July 16, 2004. The following table presents pro forma consolidated results of operations for Belden CDT for the years ended December 31, 2004 and 2003 as though the Merger had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how Belden CDT might have looked if the Merger had occurred as of the dates indicated. The amounts for the CDT entities included in this pro forma information for the years ended December 31, 2004 and 2003 are based on the historical results of the CDT entities and, therefore, may not be indicative of the actual results of the CDT entities when operated as part of Belden CDT. Moreover, the pro forma information does not reflect all of the changes that may result from the Merger, including, but not limited to, challenges of transition, integration and restructuring associated with the

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

transaction; achievement of further synergies; ability to retain qualified employees and existing business alliances; and customer demand for CDT products. The pro forma results reflect pro forma adjustments for interest expense, depreciation, amortization and related income taxes. The pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the Merger occurred as of the dates indicated or that may be achieved in the future.

	2004 Pro Forma	2003 Pro Forma
	(Unaudited)
	(In thousands, except per share date)

Revenues	$1,241,229	$1,071,172
Income from continuing operations	19,457	11,734
Net income (loss)	17,372	(62,711)
Diluted income (loss) per share:
Continuing operations	.42	.26
Net income (loss)	.38	(1.24)

Income (loss) from continuing operations include certain material charges and Merger-related items, as listed below on an after-tax basis:

Years Ended December 31,	2005	2004	2003
	(In thousands)

Merger-related plant closings and other restructuring actions	$1,592	$13,657	$4,911
Merger-related retention awards and other compensation	1,031	3,440	—
Impact of inventory and short-lived intangibles purchase adjustments	230	3,121	4,027
Merger-related professional fees	—	1,075	—

Note 4:	Discontinued Operations

During 2004 and 2005, the Company reported four operations — Belden Communications Company (BCC) in Phoenix, Arizona; Raydex/CDT Ltd. (Raydex) in Skelmersdale, United Kingdom; Montrose/CDT (Montrose) in Auburn, Massachusetts; and Admiral/CDT (Admiral) in Wadsworth, Ohio and Barberton, Ohio — as discontinued operations. Raydex, Montrose and Admiral were acquired through the Merger. As of the effective date of the Merger, management had formulated a plan to dispose of these operations. In regard to all discontinued operations, the remaining assets of these operations were held for sale during the years ended December 31, 2005 and 2004.

BCC-Phoenix Operation

In March 2004, the Board of Directors of Belden decided to sell the assets of the BCC manufacturing facility in Phoenix, Arizona. BCC’s Phoenix facility manufactured communications cables for the telecommunications industry. In June 2004, Belden sold certain assets to Superior Essex Communications LLC (Superior). Superior purchased certain inventory and equipment, and assumed Belden’s supply agreements with major telecommunications customers, for an amount not to exceed $92.1 million. At the time the transaction closed, Belden received $82.1 million in cash ($47.1 million for inventory and $35.0 million for equipment). During the third quarter of 2004, the Company and Superior agreed to the closing-date inventory adjustment that resulted in the Company paying $3.9 million to Superior and retaining certain inventory. The Company recognized a gain of $0.4 million pretax ($0.3 million after tax) on the disposal of the inventory. The sale of the equipment resulted in no material gain or loss.

The remaining payment of $10.0 million was contingent upon Superior’s retention of the assumed customer agreements. The Company received this $10.0 million payment from Superior in March 2005 and recorded an additional $6.4 million after-tax gain on the disposal of this discontinued operation during the first quarter of 2005.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

In April 2005, the Company sold BCC’s Phoenix real estate to Phoenix Van Buren Partners, LLC for $20.7 million cash. The Company recognized a gain on disposal of discontinued operations in the amount of $13.7 million pretax ($8.8 million after tax) during the second quarter of 2005.

Raydex-Skelmersdale Operation

In September 2004, the Company announced that it was in discussions with employee representatives regarding its intention to close the Raydex manufacturing facility in Skelmersdale, United Kingdom. The Skelmersdale facility manufactured twisted-pair and coaxial cables for data networking, telecommunications, and broadcast applications. During the first quarter of 2005, some of the Raydex-Skelmersdale equipment was transferred to other European locations of Belden CDT. Management does not believe the migration of revenues and cash flows from Raydex-Skelmersdale to the Company’s continuing operations is material.

In July 2005, the Company sold the Skelmersdale real estate for $5.4 million cash. The proceeds received from the sale exceeded the carrying value of these assets by $1.9 million. Upon the finalization of purchase accounting, the Company increased the portion of Merger consideration it previously allocated to the tangible assets of the Raydex-Skelmersdale operation and reduced the portion of Merger consideration it previously allocated to goodwill by this excess amount.

Montrose Operation

In September 2004, the Company announced the pending closure and sale of Montrose. This operation manufactured and marketed coaxial and twisted-pair cable products principally for the telecommunications industry and had faced declining demand in recent years. Select equipment was transferred to other Belden CDT manufacturing locations beginning in December and the Company closed the operation during the first quarter of 2005. Management does not believe the migration of revenues and cash flows from Montrose to the Company’s continuing operations is material.

In June 2005, the Company sold the Montrose real estate for $2.4 million cash. The carrying value of these assets exceeded the proceeds received from the sale by $1.7 million. Upon the finalization of purchase accounting, the Company reduced the portion of Merger consideration it previously allocated to the tangible assets of Montrose and increased the portion of Merger consideration it previously allocated to goodwill by this excess amount.

Admiral Operation

In December 2004, a management buyout group purchased certain assets and assumed certain liabilities of Admiral for less than $0.1 million cash. In March 2005, the Company sold a former Admiral manufacturing facility in Barberton, Ohio for $1.5 million cash. The carrying value of this facility exceeded the proceeds received from the sale by less than $0.1 million. Upon the finalization of purchase accounting, the Company reduced the portion of Merger consideration it previously allocated to the tangible assets of Admiral and increased the portion of Merger consideration it previously allocated to goodwill by this excess amount. Admiral manufactured precision tire castings and was not considered a core business of the Company.

Disclosure regarding severance and other benefits related to these discontinued operations is included in Note 13, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Operating results from discontinued operations include the following revenues and income before taxes:

	2005		2004		2003
		Income (Loss)		Income (Loss)		Income (Loss)
Years Ended December 31,	Revenues	Before Taxes	Revenues	Before Taxes	Revenues	Before Taxes
	(In thousands)

BCC — Phoenix Operation	$—	$(1,408)	$93,557	$(17,315)	$202,415	$(112,139)
Raydex — Skelmersdale Operation	137	(1,435)	14,924	(1,570)	—	—

Networking Segment	137	(2,843)	108,481	(18,885)	202,415	(112,139)
Montrose Operation	2,196	(633)	9,692	1,122	—	—
Admiral Operation	—	(32)	1,494	(190)	—	—

Electronics Segment	2,196	(665)	11,186	932	—	—

Total	$2,333	$(3,508)	$119,667	$(17,953)	$202,415	$(112,139)

At December 31, 2005, there were no assets or liabilities belonging to the discontinued operations of the Electronics segment. Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Networking segment at December 31, 2005 that remain as part of the disposal group:

(In thousands)

Assets:
Other assets	$129
Liabilities:
Accounts payable and accrued liabilities	388

Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Company at December 31, 2004 that remained as part of the disposal group:

	Networking Segment
	BCC	Raydex	Electronics Segment
	Phoenix	Skelmersdale	Montrose	Admiral	Total
	(In thousands)

Assets:
Receivables	$309	$9,786	$2,901	$—	$12,996
Inventories	—	3,020	408	—	3,428
Other current assets	81	2,837	231	—	3,149

Total current assets	$390	$15,643	$3,540	$—	$19,573
Property, plant and equipment, net	$7,214	$9,594	$5,731	$1,455	$23,994
Other long-lived assets	218	—	77	41	336

Total long-lived assets	$7,432	$9,594	$5,808	$1,496	$24,330
Liabilities:
Accounts payable and accrued liabilities	$2,045	$12,640	$2,772	$84	$17,541

Note 5:	Business Divestiture

The Company sold certain fully impaired equipment and technology used for the production of deflection coils during 2003 and received a cash payment of $1.3 million. The Company could not receive the remaining $0.4 million of the contracted purchase amount or recognize a gain on the sale of the equipment until certain

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

technical conditions of the sale were fulfilled. During 2004, the technical conditions of the sale were fulfilled, the Company received the remainder of the contracted purchase amount, and the Company recognized a gain on the disposal of assets in the amount of $1.7 million pretax ($1.1 million after tax) as a component of income from continuing operations before taxes in the Consolidated Statement of Operations.

Note 6:	European Operations

In the second quarter of 2005, British Telecom plc requested bids from both the Company and several other suppliers on a supply agreement currently awarded to the Company. This business provided reasonably satisfactory profit contribution in the past, but the Company viewed the communications cable market as mature, with falling demand, excess capacity, and continuing price pressure. For this reason, on September 29, 2005, the Company announced its decision to exit the United Kingdom communications cable business. The Company viewed this decision as an indicator that the aggregate carrying amount of the long-lived assets at certain European manufacturing facilities might no longer be recoverable. The Company estimated the future undiscounted cash flows expected in connection with certain assets recognized in the financial records of these facilities and compared such future cash flows to the aggregate carrying amount of these assets. The Company determined that the carrying amount of these assets was not recoverable. The Company reduced the carrying amount of these assets to their estimated fair value as determined by discounting their estimated future cash flows. The factors used to determine estimated fair value included, but were not limited to, operating cash flows anticipated during the remaining useful lives of these assets, estimated market values for certain assets, and a discount rate commensurate with the risk-free interest rate reflective of the useful life remaining for these assets.

On September 29, 2005, the Company also announced its decision to restructure its European operations in an effort to reduce manufacturing floor space and overhead. The Company viewed this decision as an indicator that the aggregate carrying amount of the long-lived assets at certain European manufacturing facilities to be affected by the restructuring might no longer be recoverable. The Company estimated the future undiscounted cash flows expected in connection with certain assets recognized in the financial records of these facilities and compared such future cash flows to the aggregate carrying amount of these assets. The Company determined that the carrying amount of these assets and liabilities was recoverable and, accordingly, no impairment loss was recognized.

The Company also viewed both decisions as indicators that the carrying amounts of its two European reporting units might no longer be recoverable. The Company estimated the future discounted cash flows of the Europe Specialty/Electronics reporting unit and compared such future cash flows to the carrying amount of the Europe Specialty/Electronics reporting unit. The Company determined that the carrying amount of the Europe Specialty/Electronics reporting unit was fully recoverable. The Company also estimated the future discounted cash flows of the Europe Communications/Networks reporting unit and compared such future cash flows to the carrying amount of the Europe Communications/Networks reporting unit. The Company determined that the carrying amount of the Europe Communications/Networks reporting unit was not recoverable. The Company reduced the carrying amount of goodwill recognized in the financial records of the Europe Communications/Networks reporting unit and reduced the carrying amount of goodwill recognized in the F&A financial records (which the Company allocated to the Europe Communications/Networks reporting unit for the purpose of impairment testing) to their respective implied fair values. The factors used to determine the implied fair values included, but were not limited to, operating cash flows anticipated during the remaining life of the Europe Communications/Networks reporting unit and a discount rate commensurate with the Company’s weighted average cost of capital reflective of the remaining life for the Europe Communications/Networks reporting unit.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The following impairment losses were reported as a component of operating income during the third quarter of 2005:

	Networking
	Segment	F&A	Total
	(In thousands)

Long-lived tangible assets impairment	$3,323	$—	$3,323
Goodwill impairment	7,126	2,400	9,526

Total	$10,449	$2,400	$12,849

Losses may be incurred in the future as individual assets are disposed of during both the Company’s exit from the United Kingdom communications cable business and the European restructuring.

The Company recognized accelerated depreciation of $3.5 million in cost of sales during the current year related to its decisions to exit the United Kingdom communications cable market and restructure its European manufacturing operations.

Disclosure regarding severance and other benefits related to both decisions is included in Note 13, Accounts Payable and Accrued Liabilities, to the Consolidated Financial Statements.

Note 7:	Share Information

Changes in shares of common stock and treasury stock for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Common	Treasury
	Stock	Stock
	(Number of shares in thousands)

Balance at December 31, 2002	26,204	(1,091)
Issuance of stock:
Stock options	—	10
Stock compensation	—	103
Retirement savings plan	—	249
Employee stock purchase plans	—	182

Balance at December 31, 2003	26,204	(547)
Merger between Belden and CDT	23,820	(3,166)
Issuance of stock:
Stock options	175	77
Stock compensation	—	518
Retirement savings plan	—	118
Employee stock purchase plans	12	4
Receipt of stock:
Forfeiture of stock by incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation	—	(13)

Balance at December 31, 2004	50,211	(3,009)

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

	Common	Treasury
	Stock	Stock
	(Number of shares in thousands)

Issuance of stock:
Stock options	122	265
Stock compensation	13	3
Receipt of stock:
Forfeiture of stock by incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation	—	(69)
Share repurchase program	—	(5,200)

Balance at December 31, 2005	50,346	(8,010)

On May 23, 2005, the Board of Directors authorized the Company to repurchase up to $125.0 million of common stock in the open market. From that date through December 31, 2005, the Company repurchased approximately 5.2 million shares of its common stock at an average share price of $21.04 for an aggregate cost of $109.4 million.

Note 8:	Earnings (Loss) Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income as adjusted for the tax-effected interest expense on convertible subordinated debentures by the weighted average number of common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Except for additional potential shares associated with convertible subordinated debentures, additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s common stock during the period. Additional potential shares associated with convertible subordinated debentures are calculated by dividing the principal amount of the debentures by their conversion price. The Company’s additional potential dilutive shares currently consist of stock options, nonvested restricted stock awards, and convertible subordinated debentures. Nonvested restricted stock awards carry dividend and voting rights but are not included in the weighted average number of common shares outstanding used to compute basic income per share.

Years Ended December 31,	2005	2004	2003
	(In thousands, except per share amounts)

Numerator for basic income (loss) per share:
Income from continuing operations	$32,642	$15,353	$10,157
Loss from discontinued operations	(247)	(417)	(71,768)
Gain on disposal of discontinued operations	15,163	253	—

Net income (loss)	$47,558	$15,189	$(61,611)

Numerator for diluted income (loss) per share:
Income from continuing operations	$32,642	$15,353	$10,157
Tax-effected interest expense on convertible subordinated debentures	2,710	1,272	—

Adjusted income from continuing operations	35,352	16,625	10,157
Loss from discontinued operations	(247)	(417)	(71,768)
Gain on disposal of discontinued operations	15,163	253	—

Adjusted net income (loss)	$50,268	$16,461	$(61,611)

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Years Ended December 31,	2005	2004	2003
	(In thousands, except per share amounts)

Denominator:
Basic average shares outstanding	45,655	35,404	25,158
Effect of dilutive common stock equivalents	6,467	3,320	229

Diluted average shares outstanding	52,122	38,724	25,387

Basic income (loss) per share:
Continuing operations	$.72	$.43	$.40
Discontinued operations	(.01)	(.01)	(2.85)
Disposal of discontinued operations	.33	.01	—
Net income (loss)	1.04	.43	(2.45)

Diluted income (loss) per share:
Continuing operations	$.68	$.43	$.40
Discontinued operations	(.01)	(.01)	(2.83)
Disposal of discontinued operations	.29	.01	—
Net income (loss)	.96	.43	(2.43)

For the years ended December 31, 2005, 2004, and 2003, the Company did not include 2.4 million, 2.5 million, and 2.6 million outstanding stock options, respectively, in its development of the denominators used in the diluted earnings (loss) per share computations because the exercise prices of these options were greater than the respective average market price of the Company’s common stock during those measurement periods.

Note 9:	Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components — net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of (a) adjustments that result from translation of the Company’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of affiliate foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in the Company’s financial statements, and (c) minimum pension liability adjustments.

The components of comprehensive income (loss) were as follows:

Years Ended December 31,	2005	2004	2003
	(In thousands)

Net income (loss)	$47,558	$15,189	$(61,611)
Adjustments to foreign currency translation component of equity	(34,144)	24,233	24,650
Adjustments to minimum pension liability	(599)	(3,832)	670

Comprehensive income (loss)	$12,815	$35,590	$(36,291)

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of accumulated other comprehensive income (loss) were as follows:

December 31,	2005	2004
	(In thousands)

Translation component of equity	$11,622	$45,766
Minimum pension liability adjustments, net of tax benefit of $11,358 and $10,421, respectively	(18,503)	(17,904)

Accumulated other comprehensive income (loss)	$(6,881)	$27,862

Note 10:	Inventories

The major classes of inventories were as follows:

December 31,	2005	2004
	(In thousands)

Raw materials	$68,661	$55,229
Work-in-process	45,365	38,921
Finished goods	160,356	151,753
Perishable tooling and supplies	3,977	3,822

Gross inventories	278,359	249,725
Obsolescence and other reserves	(16,396)	(22,691)

Net inventories	$261,963	$227,034

Note 11:	Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

December 31,	2005	2004
	(In thousands)

Land and land improvements	$25,926	$33,089
Buildings and leasehold improvements	133,178	139,990
Machinery and equipment	422,078	442,078
Construction in process	14,015	10,071

Gross property, plant and equipment	595,197	625,228
Accumulated depreciation	(290,860)	(286,981)

Net property, plant and equipment	$304,337	$338,247

Disposals

During 2005, the Company sold real estate in Kingston, Canada and Villingen, Germany for $6.1 million cash. The Company recognized an aggregate gain on the sales of these assets in the amount of $0.5 million pretax ($0.3 million after tax).

Also during 2005, the Company sold a Fort Lauderdale, Florida manufacturing facility that was acquired in the Merger for $1.4 million cash. The proceeds received from the sale exceeded the carrying value of this facility by less than $0.1 million. Upon the finalization of purchase accounting, the Company increased the portion of Merger consideration it previously allocated to the assets and reduced the portion of Merger consideration it previously allocated to goodwill by this excess amount.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Impairment

During 2004, the Company determined that certain asset groups within both the Europe operations and the United States operations of its Electronics segment were impaired. The applicable assets of the segment’s Europe operations were impaired due to the exit from certain product lines within those operations. The applicable assets of the segment’s United States operations were impaired due to excess capacity (primarily as a result of the combined capacity after the Merger). The Company estimated the fair value of the equipment based upon anticipated net proceeds from its sale and recognized an impairment loss of $8.9 million based on the difference between the carrying value of the equipment and its estimated fair value.

Disclosure regarding asset impairment related to the Company’s decisions to exit the United Kingdom communications cable market and restructure its European manufacturing operations is included in Note 6, European Operations, to the Consolidated Financial Statements.

Depreciation Expense

The Company recognized depreciation expense of $37.1 million, $27.6 million and $23.0 million in 2005, 2004 and 2003, respectively.

Disclosure regarding accelerated depreciation related to the Company’s decisions to exit the United Kingdom communications cable market and restructure its European manufacturing operations is included in Note 6, European Operations, to the Consolidated Financial Statements.

Note 12:	Intangible Assets

The carrying values of intangible assets were as follows:

December 31,	2005	2004
	(In thousands)

Intangible assets subject to amortization:
Customer relations	$54,608	$55,702
Developed technologies	6,179	6,558
Favorable contracts	1,094	1,094
Backlog	1,976	2,357

Gross intangible assets subject to amortization	63,857	65,711
Accumulated amortization	(6,634)	(3,434)

Net intangible assets subject to amortization	57,223	62,277
Intangible assets not subject to amortization:
Goodwill	272,290	286,163
Trademarks	15,236	15,989

Total intangible assets not subject to amortization	287,526	302,152

Net intangible assets	$344,749	$364,429

Segment Allocation

The Electronics segment reported goodwill, net of accumulated amortization, at December 31, 2005 in the amount of $127.5 million. There was no goodwill reported by the Networking segment at December 31, 2005. Goodwill allocated to the Electronics segment and the Networking segment decreased by $1.4 million and $7.8 million, respectively, from December 31, 2004 primarily because of goodwill impairment in the Networking segment resulting from the Company’s decision to exit the United Kingdom communications cable business and the

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

impact of translation on goodwill denominated in currencies other than the United States dollar in both segments. Goodwill of $144.8 million has not been assigned to any specific segment. Management believes it benefits the entire Company because it represents acquirer-specific synergies unique to the Merger and is therefore recognized in the F&A financial records. Goodwill recognized in the F&A financial records decreased by $4.7 million from December 31, 2004 primarily because of the $2.4 million impairment of goodwill associated with the Company’s decision to exit the United Kingdom communications cable business and adjustments in the allocation of the Merger consideration to the assets of the legacy CDT operations.

Impairment

At both December 31, 2005 and 2004, the remaining carrying values of goodwill and intangible assets not subject to amortization were considered recoverable.

Disclosure regarding goodwill impairment related to the Company’s decisions to exit the United Kingdom communications cable market and restructure its European manufacturing operations is included in Note 6, European Operations, to the Consolidated Financial Statements.

Amortization Expense

The Company recognized amortization expense of $3.3 million, $2.9 million and less than $0.1 million in 2005, 2004 and 2003, respectively.

Note 13:	Accounts Payable and Accrued Liabilities

The carrying values of accounts payable and accrued liabilities were as follows:

December 31,	2005	2004
	(In thousands)

Accounts payable	$111,323	$77,591
Wages, severance and related taxes	33,591	39,876
Employee benefits	34,526	37,351
Interest	5,485	5,804
Other (individual items less than 5% of total current liabilities)	24,106	24,413

Total accounts payable and accrued liabilities	$209,031	$185,035

Accrued Severance and Other Related Benefits Under 2005 Restructuring Plans

The Company recognized severance and other related benefits costs in the amount of $8.7 million ($8.5 million in cost of sales and $0.2 million in SG&A expense) in 2005 related to personnel reductions within the Networking segment in the United Kingdom, the Netherlands and the Czech Republic because of the Company’s decision to exit the United Kingdom communications cable market. The Company offered special termination benefits to 51 employees in the United Kingdom. Each of these employees agreed to the terms of the special termination agreement prior to the end of the quarter in which their severance costs were recognized. The Company will provide contractual termination benefits statutorily defined by the Dutch, Czech and British governments to 61 employees in the Netherlands, 78 employees in the Czech Republic and 4 employees in the United Kingdom. The Company offered one-time termination benefits to 1 employee in the United Kingdom.

The Company also recognized severance and other related benefits costs in the amount of $0.9 million ($0.6 million in cost of sales and $0.3 million in SG&A expenses) in 2005 related to personnel reductions (1) within the Electronics segment in the United States and Canada and (2) within the Networking segment in Australia. The Company notified 14 employees, prior to the end of the respective quarter in which their severance costs were

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

recognized, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

Accrued Severance and Other Related Benefits Under 2004 Restructuring Plans

On September 10, 2004, the Company announced its decision to close legacy CDT operations in Skelmersdale, United Kingdom and Auburn, Massachusetts and to reduce personnel at several other legacy CDT locations. The Company accrued severance and other related benefits costs of $19.4 million ($2.8 million, $9.0 million and $7.6 million in the financial records of the Electronics segment, the Networking segment, and F&A, respectively) associated with the closures and the personnel reductions. These costs were recognized as a liability assumed in the Merger and were included in the cost to acquire CDT. The number of employees eligible for severance payments because of these actions was 538.

During 2005, the Company decided to terminate its restructuring plans for certain legacy CDT operations because of improved capacity utilization at those operations. The Company reduced accrued severance and other related benefits recorded by $1.6 million ($1.5 million and $0.1 million in the financial records of the Networking segment and the Electronics segment, respectively) and reduced the portion of Merger consideration it had previously allocated to goodwill by this same amount. This action reduced the number of employees eligible for severance payments by 75.

On June 1, 2004, the Company announced its decision to close its BCC manufacturing facility in Phoenix, Arizona. The Company reported this facility’s operating results and financial position within its Networking segment. The Company recognized severance and other related benefits costs of $5.7 million in loss from discontinued operations during 2004 and 2005. The Company notified 889 employees, prior to June 30, 2004, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

During 2004 and 2005, the Company recognized severance and other related benefits costs in the amount of $13.1 million ($11.7 million in costs of sales and $1.4 million in SG&A expenses) related to (1) personnel reductions within the Electronics segment in the United States, Canada, the Netherlands, and Germany, (2) personnel reductions within the Networking segment in the United States and Australia, and (3) the pending closure of an Electronics segment manufacturing facility in the United States. The Company notified 249 employees, prior to the end of the respective quarter in which their severance costs were recognized, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

Accrued Severance and Other Related Benefits Under 2003 Restructuring Plans

In 2004, the Company was notified by Inland Revenue that it owed an additional $0.4 million in other benefits related to severance paid in 2003 to terminated employees within the Company’s Networking segment in the United Kingdom. The Company recognized these other benefits costs in cost of sales during 2004.

During 2003 and 2004, the Company recognized severance and other related benefits costs in the amount of $4.3 million ($1.7 million in cost of sales and $2.6 million in SG&A expense) related to (1) personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and (2) personnel reductions within the Networking segment in the United Kingdom The Company notified 153 employees, prior to the end of the respective quarter in which their severance costs were recognized, of the pending terminations as well as the amount of severance and other related benefits they each should expect to receive.

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth termination activity that occurred during the years ended December 31, 2005 and 2004:

						Total Number
						of Employees
					Total	Eligible for
					Severance and	Severance and
	2002	2003	2004	2005	Other Related	Other Related
	Plans	Plans	Plans	Plans	Benefits	Benefits
	(In thousands, except number of employees)

Balance at December 31, 2003	$1,023	$2,386	$—	$—	$3,409	115
Merger-related activities:
Cash payments/terminations	—	—	(8,303)	—	(8,303)	(26)
New charges(1)	—	—	16,697	—	16,697	516
Foreign currency translation	—	—	317	—	317	—
Other activities:
Cash payments/terminations	(1,256)	(2,155)	(7,520)	—	(10,931)	(999)
New charges(2)	240	618	17,935	—	18,793	1,127
Foreign currency translation	(7)	13	556	—	562	—
Other adjustments	—	(320)	216	—	(104)	—
Balance at December 31, 2004(3)	—	542	19,898	—	20,440	733
Merger-related activities:
Cash payments/terminations	—	—	(7,168)	—	(7,168)	(365)
New charges(4)	—	—	2,664	—	2,664	22
Foreign currency translation	—	—	(85)	—	(85)	—
Other adjustments	—	—	(1,648)	—	(1,648)	(76)
Other activities:
Cash payments/terminations	—	(325)	(10,139)	(1,307)	(11,771)	(283)
New charges(5)	—	—	869	10,273	11,142	216
Foreign currency translation	—	(29)	(989)	(47)	(1,065)	—
Other adjustments	—	(188)	(428)	132	(484)	(12)

Balance at December 31, 2005(6)	$—	$—	$2,974	$9,051	$12,025	235

(1)	Includes charges totaling $5.1 million related to discontinued operations

(2)	Includes charges totaling $5.6 million related to discontinued operations

(3)	Includes severance and other related benefits totaling $5.7 million and 328 employees related to discontinued operations

(4)	Includes charges totaling $0.2 million related to discontinued operations

(5)	Includes charges totaling $0.1 million related to discontinued operations

(6)	Includes severance and other related benefits totaling less than $0.1 million and 2 employees related to discontinued operations

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Environmental Remediation Liabilities

The Company is involved in the environmental remediation of various current and former manufacturing sites. The Company estimates the range of potential costs to remediate environmental sites, which can vary significantly depending on the final determination on the extent of remediation required, the method of remediation required, the Company’s share of remediation costs if other parties are involved, and other factors. The Company records a liability for its most likely estimate of remediation costs.

The Company’s reserve for environmental remediation and related costs was approximately $7.2 million and $8.1 million at December 31, 2005 and 2004, respectively. The Company expects to fund these environmental remediation liabilities over the next 5 years. It is reasonably possible that a change in the estimated remediation costs will occur before remediation is completed.

Executive Succession Costs

The Company’s former President and Chief Executive Officer, C. Baker Cunningham, entered into a separation of employment agreement with the Company in November 2005. The separation agreement confirmed Mr. Cunningham’s entitlement and obligations under his change of control employment agreement with Belden, dated as of July 31, 2001, as a result of his separation of employment. The Company recognized SG&A expense of $6.2 million in 2005 related to Mr. Cunningham’s separation of employment and associated executive succession planning services.

The Company’s former Chief Financial Officer, Richard K. Reece, entered into a separation of employment agreement with the Company in November 2005. The separation agreement confirmed Mr. Reece’s entitlement and obligations under his change of control employment agreement with Belden, dated as of July 31, 2001, as a result of his separation of employment. The Company recognized SG&A expense of $0.8 million in 2005 related to Mr. Reece’s separation of employment and associated executive succession planning services.

Note 14:	Long-Term Debt and Other Borrowing Arrangements

The carrying values of long-term debt and other borrowing arrangements were as follows:

December 31,	2005	2004
	(In thousands)

Medium-term notes, face amount of $60,000 due from 2006 through 2009, contractual interest rate 6.92%, effective interest rate 6.92%	$60,000	$75,000
Medium-term notes, face amount of $44,000 due 2006, contractual interest rate 7.74%, effective interest rate 7.85%	44,000	44,000
Medium-term notes, face amount of $17,000 due 2009, contractual interest rate 7.95%, effective interest rate 8.06%	17,000	17,000
Contingently convertible notes, face amount of $110,000 due 2023, contractual interest rate 4.00%, effective interest rate 4.00%	110,000	110,000
Variable-rate bank revolving credit agreement, due 2006	—	—
Short-term borrowings	—	—
Other	51	2,525

	$231,051	$248,525

Medium-Term Notes

In 1999, the Company completed a private placement of $64.0, $44.0 and $17.0 million of unsecured medium-term notes. The Company repaid the $64.0 million tranche of these notes in September 2004. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

the incurrence of debt, maintenance of a maximum leverage ratio and minimum net worth. The Company was in compliance with these covenants at December 31, 2005.

In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in 8 to 12 years from closing with an average life of 10 years. The Company repaid a $15.0 million tranche of these notes in August 2005. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio and minimum net worth. The Company was in compliance with these covenants at December 31, 2005.

Credit Agreement

The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 (Credit Agreement). The Credit Agreement provided for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, the Company’s assets in the United States, other than real property, secured any borrowing under the Credit Agreement. The amount of any such borrowing was subject to a borrowing base comprised of a portion of the Company’s receivables and inventories located in the United States. A fixed charge coverage ratio covenant became applicable if the sum of the Company’s excess borrowing availability and unrestricted cash falls below $25.0 million. The banks party to the Credit Agreement could advance loans to the Company based on their respective commitments (syndicated loans). Syndicated loans accrued interest at the option of the Company at LIBOR plus 1.75% to 3.25%, or the higher of the prime rate or the federal funds rate plus 0.00% to 1.50%. An unused commitment fee of 0.375% to 0.750% per annum was charged on the unused credit. The Company had $18.9 million and $23.6 million in borrowing capacity at December 31, 2005 and 2004, respectively. There were no outstanding borrowings under the Credit Facility at December 31, 2005 or 2004.

On January 24, 2006, the Company entered into a new $165.0 million credit facility with a group of 8 banks, expandable to $200.0 million and secured by the Company’s overall cash flow and its assets in the United States. The new facility replaces the $75.0 million facility discussed above.

Short-Term Borrowings

At December 31, 2005, the Company had unsecured, uncommitted arrangements with 9 banks under which it could borrow up to $4.4 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at December 31, 2005.

At December 31, 2004, the Company had unsecured, uncommitted arrangements with 10 banks under which it could borrow up to $13.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at December 31, 2004.

Contingently Convertible Notes

At December 31, 2005, the Company had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.2 million shares of common stock, at a conversion price of $17.859 per share, upon the occurrence of certain events. The conversion price is subject to adjustment for dividends and other equity transactions. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the following conditions: (1) the closing sale price of the Company’s common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to the Company by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to the Company by Standard & Poor’s is downgraded to B or below; (3) the Company has called the debentures for redemption; or (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of December 31, 2005, condition (1) had been met, but condition (2) had not been met as the senior implied rating was Ba2 and the corporate credit

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

rating was BB-. Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed. The Company may call some or all of the debentures on or after July 21, 2008 for redemption in cash, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require the Company to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s option.

Maturities

Payments due on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2005 are as follows:

(In thousands)

2006	$59,000
2007	15,051
2008	15,000
2009	32,000
2010	—
Thereafter	110,000

$231,051

Interest Rate Management

The Company occasionally manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. During 2004, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that matured in September 2004. The swaps converted a notional amount of $64.0 million from fixed rates to floating rates and also matured in September 2004. These agreements were designated and qualified as fair value hedges of the associated medium-term notes. The fair values of the swaps and the notional accrued interest they hedged were reported in other current assets and accrued liabilities, respectively, until September 2004. Credit and market risk exposures on these agreements were limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.3 million pretax, or $.02 per diluted share, were recorded as a reduction to interest expense for 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on long-term debt by 0.57 percentage points for 2004. The Company had no interest rate swap agreements outstanding at December 31, 2005 or during the year then ended.

Note 15:	Income Taxes

The net tax expense of $24.7 million for 2005 resulted from income from continuing operations before taxes of $57.4 million. The Company recorded an additional $5.0 million deferred tax asset valuation reserve during 2005 with respect to net operating losses generated primarily in the Netherlands. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, has not recorded a provision for United States federal and state income taxes for foreign earnings. Undistributed earnings of the Company foreign subsidiaries totaled $3.7 million in 2005. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Taxpayers may elect to apply this provision to qualifying earnings repatriations in either 2004 or 2005. The Company has decided not to repatriate any foreign earnings under this provision.

The Company is party to a Tax Sharing and Separation Agreement (Tax Agreement) with its former owner, Cooper Industries Ltd. (Cooper). The Tax Agreement requires the Company to pay Cooper most of the tax benefits resulting from basis adjustments arising from the Company’s initial public offering on October 6, 1993. The effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax basis of the Company’s assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for the years ended December 31, 2005, 2004 and 2003 by $1.2 million each year. Included in 2003 taxes paid are $8.7 million, paid to Cooper in accordance with the Tax Agreement. There were no payments to Cooper under the Tax Agreement in 2005 and 2004.

Years Ended December 31,	2005	2004	2003
	(In thousands)

Income (loss) from continuing operations before taxes:
United States operations	$53,627	$33,905	$13,442
Foreign operations	3,734	(2,661)	1,208

	$57,361	$31,244	$14,650

Income tax expense (benefit):
Currently payable (receivable):
United States state and local	$155	$—	$—
Foreign	10,437	(3,197)	(1,671)

	10,592	(3,197)	(1,671)
Deferred:
United States federal	13,759	9,240	3,798
United States state and local	1,739	1,959	408
Foreign	(1,371)	7,889	1,958

	14,127	19,088	6,164

Total income tax expense (benefit)	$24,719	$15,891	$4,493

Years Ended December 31,	2005	2004	2003

Effective income tax rate reconciliation:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	3.3	1.4	2.8
Increase in deferred tax asset valuation allowance	8.8	30.1	2.1
Resolution of prior-period tax contingency	(6.5)	(7.8)	(7.3)
Foreign income tax rate differences	1.7	(5.0)	(6.9)
Other	0.8	(2.8)	5.0

	43.1%	50.9%	30.7%

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31,	2005	2004
	(In thousands)

Components of deferred income tax balances:
Deferred income tax liabilities, net:
Plant, equipment and intangibles	$(108,373)	$(104,823)

Deferred income tax assets:
Postretirement and pension accruals	20,366	20,330
Reserves and accruals	21,975	27,233
Net operating loss carryforwards	47,812	50,286
Valuation allowances	(27,786)	(22,565)

	62,367	75,284

Net deferred income tax liability	$(46,006)	$(29,539)

	2005			2004
December 31,	Current	Noncurrent	Total	Current	Noncurrent	Total
	(In thousands)

Deferred income tax assets	$27,845	$34,522	$62,367	$15,911	$59,373	$75,284
Deferred income tax liabilities	—	(108,373)	(108,373)	—	(104,823)	(104,823)

	$27,845	$(73,851)	$(46,006)	$15,911	$(45,450)	$(29,539)

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for the Tax Agreement with Cooper.

As of December 31, 2005, the Company had $300.7 million of net operating loss carryforwards (as adjusted by the Tax Agreement with Cooper). Unless otherwise utilized, net operating loss carryforwards will expire as follows: $11.7 million in 2006, $13.8 million in 2007, $27.4 million between 2008 and 2010, and $155.8 million between 2011 and 2025. Net operating loss carryforwards with an indefinite carryforward period total $92.0 million. The net operating loss carryforwards expiring in 2006 through 2008 will have not have a significant impact on the effective tax rate because of deferred tax asset valuation allowances recorded for those loss carryforwards.

Note 16:	Pension and Other Postretirement Benefits

Substantially all employees in Canada, the Netherlands, the United Kingdom, and the United States are covered by defined benefit or defined contribution pension plans maintained by the Company. The Company terminated its separate defined benefit plan in the Netherlands at the end of 2005. Employees in the Netherlands will participate in an industry pension plan in 2006. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation and in certain plans a partial matching of employees’ salary deferrals with Company common stock. Defined contribution expense for 2005, 2004 and 2003 was $6.0 million, $4.2 million and $3.8 million, respectively. The increase in contributions during 2005 resulted primarily from the Belden CDT merger.

The Company sponsors unfunded postretirement (medical and life insurance) benefit plans for certain of its employees in Canada and the United States. The medical benefit portion of the United States plan is only for

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets as well as a statement of the funded status and balance sheet reporting for these plans.

	Pension Benefits		Other Postretirement Benefits
Years Ended December 31,	2005	2004	2005	2004
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$(263,913)	$(198,303)	$(41,279)	$(17,005)
Service cost	(9,476)	(7,589)	(530)	(206)
Interest cost	(13,151)	(12,014)	(2,344)	(1,525)
Participant contributions	(1,300)	(1,156)	(40)	(58)
Actuarial gain (loss) and other	(16,056)	(15,578)	(4,908)	(2,435)
Special termination benefits	(5,869)	(976)	—	—
Acquisitions	—	(27,201)	—	(20,314)
Curtailments	17,250	—	—	—
Settlements	85,146	241	—	—
Foreign currency exchange rate changes	11,444	(12,966)	(976)	(2,189)
Benefits paid	18,759	11,629	2,494	2,453

Benefit obligation, end of year	$(177,166)	$(263,913)	$(47,583)	$(41,279)

	Pension Benefits		Other Postretirement Benefits
Years Ended December 31,	2005	2004	2005	2004
	(In thousands)

Change in plan assets:
Fair value of plan assets, beginning of year	$190,066	$145,211	$—	$—
Actual return on plan assets	23,117	13,083	—	—
Employer contributions	26,071	14,531	2,454	2,571
Plan participant contributions	1,300	1,156	40	58
Acquisitions	—	18,573	—	—
Settlements	(78,894)	—	—	—
Foreign currency exchange rate changes	(8,185)	9,141	—	—
Benefits paid	(18,759)	(11,629)	(2,494)	(2,629)

Fair value of plan assets, end of year	$134,716	$190,066	$—	$—

Funded status:
Funded status	$(42,450)	$(73,847)	$(47,583)	$(41,256)
Unrecognized net actuarial (gain) loss	43,559	60,200	14,351	9,856
Unrecognized prior service cost	(104)	(143)	(514)	(620)

Accrued benefit cost	$1,005	$(13,790)	$(33,746)	$(32,020)

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits		Other Postretirement Benefits
Years Ended December 31,	2005	2004	2005	2004
	(In thousands)

Amounts recognized in the balance sheets:
Prepaid benefit cost	$750	$1,232	$—	$—
Accrued benefit liability (current)	(18,678)	(23,766)	(2,949)	(2,503)
Accrued benefit liability (noncurrent)	(10,954)	(19,582)	(30,797)	(29,517)
Noncurrent deferred taxes	11,358	10,422	—	—
Accumulated other comprehensive income (loss)	18,529	17,904	—	—

Net amount recognized	$1,005	$(13,790)	$(33,746)	$(32,020)

In both 2005 and 2004, the change in benefit obligation for pension and other postretirement benefits attributable to actuarial gains or losses related primarily to a decrease in the discount rates used in the computation of such benefits.

The accumulated benefit obligation for all defined benefit pension plans was $164.0 million and $225.2 million at December 31, 2005 and 2004, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $165.4 million, $152.2 million, and $122.3 million, respectively, as of December 31, 2005 and $172.8 million, $159.2 million, and $123.1 million, respectively, as of December 31, 2004.

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. As of December 31, 2005, the Company recorded minimum pension liabilities of $30.0 million with offsets to noncurrent deferred taxes, other comprehensive income, and long-lived assets in the amounts of $11.4 million, $18.5 million, and $0.1 million, respectively. As of December 31, 2004, the Company recorded minimum pension liabilities of $28.4 million with offsets to noncurrent deferred taxes, other comprehensive income, and long-lived assets in the amounts of $10.4 million, $17.9 million, and $0.1 million, respectively. The change in the amount included in other comprehensive income due to a change in the additional minimum pension liability was $0.6 million and $3.8 million net of tax for the years ended December 31, 2005 and 2004, respectively.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Postretirement Benefits
Years Ended December 31,	2005	2004	2003	2005	2004	2003
	(in thousands)

Components of net periodic benefit cost:
Service cost	$9,476	$7,589	$7,156	$530	$205	$26
Interest cost	13,151	12,014	11,003	2,344	1,525	1,077
Expected return on plan assets	(14,838)	(13,047)	(13,112)	—	—	—
Amortization of prior service cost	(39)	(39)	(40)	(106)	(106)	(106)
Special termination benefits	5,869	976	—	—	—	—
Settlement loss	863	46	—	—	—	—
Net (gain) loss recognition	3,432	2,116	246	619	432	430

Net periodic benefit cost	$17,914	$9,655	$5,253	$3,387	$2,056	$1,427

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Postretirement Benefits
December 31,	2005	2004	2005	2004

Weighted average assumptions for benefit obligations at year-end:
Discount rate	5.2%	5.4%	5.2%	5.8%
Salary increase	4.0%	4.0%	N/A	N/A
Weighted-average assumptions for net periodic cost for the year:
Discount rate	5.4%	5.7%	5.8%	6.0%
Salary increase	4.0%	4.0%	N/A	N/A
Expected return on assets	8.1%	8.1%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	10.0%	10.0%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2010	2010
Measurement date	12/31/2005	12/31/2004	12/31/2005	12/31/2004

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2005 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)

Effect on total of service and interest cost components	$393	$(313)
Effect on postretirement benefit obligation	$6,541	$(5,271)

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 provides guidance on the accounting for and disclosure of the subsidy available under the Act for employers that sponsor postretirement health care plans providing prescription drug benefits. The Company elected to apply the requirements of FSP 106-2 for the quarter ended April 1, 2004, retroactive to the date of enactment of the Act. The reduction in the accumulated postretirement benefit obligation attributed to past service as a result of the subsidy available under the Act is $1.6 million. The effect of the subsidy on the net periodic postretirement benefit cost for 2004 is $0.2 million.

The following table reflects the pension plans’ actual and target asset allocations.

	Target	Actual	Actual
Asset Category	12/31/2006	12/31/2005	12/31/2004

Equity securities	52%	78%	66%
Debt securities	48%	22%	34%
Real estate	0%	0%	0%
Other	0%	0%	0%

Total	100%	100%	100%

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for the Company’s ongoing pension plans is 25% in debt securities and 75% in equity securities and for the Company’s pension plans where the majority of the participants are in payment or terminated vested status is 100% in debt securities. The plans only invest in debt and equity instruments for which there is a ready public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and debt securities of the type in which its plans invest.

The following table reflects the benefits as of December 31, 2005 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from the Company’s pension and other postretirement plans as well as the expected subsidy receipts available under the Act in these years. Because the Company’s other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from the Company’s own assets. Because the Company’s pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

			Medicare
	Pension	Other	Subsidy
	Plans	Plans	Receipts
	(In thousands)

2006	$11,358	$2,949	$229
2007	11,289	3,071	233
2008	9,961	3,153	232
2009	12,095	3,237	228
2010	12,214	3,286	222
2011-2015	64,494	16,418	937

Total	$121,411	$32,114	$2,081

The Company anticipates contributing $33.7 million and $2.7 million to its pension and other postretirement plans, respectively, during 2006.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 17:	Share-Based Payment Plans

During 2005, 2004 and 2003, the Company sponsored six stock compensation plans — the four Incentive Plans and the two Stock Purchase Plans discussed in the section entitled “Share-Based Payments” in Note 2, Summary of Significant Accounting Policies, to these Consolidated Financial Statements.

Incentive Plans

Under the Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares.

The following table summarizes award positions for those Incentive Plans that were active during 2005:

	Shares Originally
	Reserved for	Shares Available
	Issuance	for Future Awards
	(In thousands)

Belden 2003 Long-Term Incentive Plan	800	—
CDT 2001 Long-Term Performance Incentive Plan	4,300	3,205

Options to purchase stock are granted at not less than fair market value, become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date.

The following table summarizes the Company’s stock option activity and related information:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Years Ended December 31,	Options	Price	Options	Price	Options	Price
	(In thousands, except weighted average exercise price)

Outstanding at beginning of year	4,143	$24.25	2,785	$25.17	2,741	$26.08
Granted	1,031	21.39	402	19.39	207	13.08
Exercised	(393)	17.87	(259)	16.93	(10)	16.94
Canceled	(233)	24.76	(557)	24.52	(153)	25.96
Merger-related additions	—	—	1,772	22.92	—	—

Outstanding at end of year	4,548	$24.06	4,143	$24.25	2,785	$25.17

Exercisable at end of year	3,682	$24.74	4,098	$24.27	2,262	$26.58

During 2005, the Company amended the terms and conditions of certain stock option grants to conform exercise periods upon employee retirement or termination. The Company recognized $0.8 million in compensation expense during 2005 related to this modification.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Options	Contractual Life	Exercise Price	Options	Exercise Price
	(In thousands, except weighted average amounts)

Range of Exercise Prices
$10.80	4	6.84 years	$10.80	4	$10.80
$10.81 to $15.80	229	6.55 years	12.87	229	12.87
$15.81 to $20.80	1,649	5.96 years	19.18	1,169	18.87
$20.81 to $25.80	1,129	6.29 years	21.99	743	21.64
$25.81 to $30.80	940	3.18 years	27.98	940	27.98
$30.81 to $35.80	83	1.24 years	35.08	83	35.08
$35.81 to $40.80	439	2.13 years	39.51	439	39.51
$40.81 to $45.80	38	4.36 years	43.66	38	43.66
$45.81 to $50.80	37	1.54 years	47.16	37	47.16

$10.80 to $50.80	4,548	4.99 years	$24.06	3,682	$24.74

The Company issued an aggregate 395,000 nonvested restricted stock awards to a number of its key employees during 2005, 2004 and 2003. Participants receive a stated amount of the Company’s common stock, as well as dividends declared on that stock that have accumulated during the vesting period, provided they remain employed with the Company for three years from the grant date.

The following table summarizes the activity and related information regarding nonvested restricted stock awards issued to key employees:

	Awards			Unearned Deferred Compensation			Compensation Expense
Years Ended December 31,	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(In thousands)

Outstanding at beginning of period	259	246	155	$2,462	$1,700	$2,014	$—	$—	$—
Merger-related additions	—	13	—	—	526	—	—	—	—
Granted	151	150	94	—	3,881	1,255	—	—	—
Forfeited	(9)	—	(3)	(78)	—	(21)	(109)	—	(46)
Vested/Amortized or accrued	(179)	(150)	—	(2,048)	(3,645)	(1,548)	2,148	3,645	1,548

Outstanding at end of period	222	259	246	$336	$2,462	$1,700	$2,039	$3,645	$1,502

The Company issued 12,500 shares and 16,000 shares of restricted stock to its nonemployee directors during the years ended December 31, 2005 and 2004, respectively. This restricted stock vested immediately but each recipient is restricted from selling, transferring, pledging or otherwise disposing of his shares until he departs from the Company’s Board of Directors, and then no sooner than 6 months after the date of issue. Each recipient receives cash dividends on a quarterly basis in the amount of $.05 per share. The aggregate market value of the restricted stock on the date the shares were issued was recognized as SG&A expense in the Company’s Consolidated Statements of Operations.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Note 18:	Stockholder Rights Plan

Under the Company’s Stockholder Rights Plan, each share of common stock generally has “attached” to it one preferred share purchase right. Each right, when exercisable, entitles the holder to purchase 1/1000th of a share of the Company’s Junior Participating Preferred Stock Series A at a purchase price of $150.00 (subject to adjustment). Each 1/1000th of a share of Series A Junior Participating Preferred Stock will be substantially equivalent to one share of common stock and will be entitled to one vote, voting together with the shares of common stock. The rights will become exercisable only if, without the prior approval of the Board of Directors, a person or group of persons acquires or announces the intention to acquire 20% or more of the common stock. If the Company is acquired through a merger or other business combination transaction, each right will entitle the holder to purchase $300.00 worth of the surviving company’s common stock for $150.00 (subject to adjustment). In addition, if a person or group of persons acquires 20% or more of the common stock, each right not owned by the 20% or greater shareholder would permit the holder to purchase $300.00 worth of common stock for $150.00 (subject to adjustment). The rights are redeemable, at the option of the Company, at $.01 per right at any time prior to an announcement of a beneficial owner of 20% or more of the common stock then outstanding. The rights expire on December 11, 2006.

Note 19:	Operating Leases

Operating lease expense incurred primarily for office space, machinery and equipment by the Company’s continuing operations was $12.5 million, $8.6 million and $5.4 million in 2005, 2004 and 2003, respectively. Operating lease charges incurred by the Company’s discontinued operations were less than $0.4 million,

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

$0.6 million and $0.3 million in 2005, 2004 and 2003, respectively. These charges are included in loss from discontinued operations in the Consolidated Statements of Operations.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2005 are as follows:

(In thousands)

2006	$6,224
2007	3,795
2008	2,570
2009	1,443
2010	563
Thereafter	30

$14,625

Note 20:	Market Concentrations and Risks

Major Customers

The following table presents revenues generated from sales to the Company’s two major customers. Both of the Company’s segments report revenues from Anixter International, Inc. Only the Networking segment reports revenues from British Telecom plc.

	2005		2004		2003
		Percent of Total		Percent of Total		Percent of Total
Years Ended December 31,	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(In thousands, except % data)

Anixter International, Inc.	$216,104	16%	$197,345	20%	$118,627	19%
British Telecom plc	100,462	7%	94,604	10%	62,714	10%

Concentrations of Credit

The Company sells its products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 42%, 52% and 50% of revenues in 2005, 2004 and 2003, respectively.

The following table reflects the receivables that represent the only significant concentrations of credit to which the Company was exposed. Historically, these customers generally pay all outstanding receivables within thirty to sixty days of invoice receipt.

	2005		2004
		Percent of Net		Percent of Net
December 31,	Amount	Receivables	Amount	Receivables
	(In thousands, except % data)

Anixter International, Inc.	$29,300	15%	$23,006	13%
British Telecom plc	21,064	11%	11,746	7%
Graybar Electric Company, Inc.	13,183	7%	12,971	7%

Total	$63,547	33%	$47,723	27%

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Labor

Approximately 41% of the Company’s labor force is covered by collective bargaining agreements at various locations around the world. Approximately 39% of the Company’s labor force is covered by collective bargaining agreements that the Company expects to renegotiate during 2006.

International Operations

The carrying amounts of net assets belonging to the Company’s international operations were as follows:

December 31,	2005	2004
	(In thousands)

Europe	$211,841	$248,326
Canada	108,830	84,604
Rest of World	(22,182)	(17,704)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and interest rate swap agreements. The book values of cash and cash equivalents, trade receivables, trade payables and, at December 31, 2004, interest rate swap agreements are considered representative of their respective fair values. The book value of the Company’s debt instruments at December 31, 2005 was $231.1 million. The fair value of the debt instruments at December 31, 2005 was approximately $281.7 million estimated on a discounted cash flow basis using currently obtainable rates for similar financing. Included in this amount was an estimated $160.6 million fair value of convertible subordinated debentures with a face value of $110.0 million. The fair value premium of $39.9 million related to these debentures as of the effective date of the Merger, which related to the conversion option embedded within the debentures, was recognized as an increase to both additional paid in capital and goodwill.

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

Letters of Credit, Guarantees and Bonds

At December 31, 2005, the Company was party to unused standby letters of credit and unused bank guarantees totaling $10.6 million and $5.2 million, respectively. The Company also maintains bonds totaling $4.5 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, retirement benefits in Germany and the importation of product into the United States and Canada.

Severance and Other Related Benefits

On October 29, 2003, the Company completed the sale of part of its business in Germany to a management-led buyout group. The Company retained liability for severance and other related benefits estimated at $0.9 million on December 31, 2005 in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees’ duration of employment with the buyout group. The Company will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 22:	Business Segments and Geographic Information

The Company conducts its operations through two business segments — Electronics and Networking. The Electronics segment designs, manufactures and markets metallic and fiber optic cable products primarily with industrial, video/sound/security and transportation/defense applications. These products are sold principally through distributors or directly to systems integrators and original equipment manufacturers (OEMs). The Networking segment designs, manufactures and markets metallic cable, fiber optic cable, connectivity and certain other non-cable products primarily with networking/communications applications. These products are sold principally through distributors or directly to systems integrators, OEMs and large telecommunications companies.

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

Effective January 1, 2005, the Company began accounting for all internal sourcing of product between its business segments as affiliate sales and directed any business segment that sold product it had sourced from an affiliate to recognize profit applicable to both the manufacturing and selling efforts. In prior years, a business segment that sold product it had sourced from an affiliate only recognized profit margin applicable to the selling effort. The Company made this change as a result of increased transactions between its business segments largely resulting from the Merger. The Company believes this change provides more useful information for purposes of making decisions about allocating resources to the business segments and assessing their performance. The Company has reclassified the business segment information presented for the years ended December 31, 2004 and 2003 to reflect business segment performance as if the Company had implemented this new accounting procedure effective January 1, 2003.

Business Segment Information

Amounts reflected in the column entitled F&A in the tables below represent corporate headquarters operating, treasury and income tax expenses, corporate assets, and corporate investment in certain affiliates. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues, affiliate cost of sales, and certain investments in affiliates.

Year Ended December 31, 2005	Electronics	Networking	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$798,986	$553,145	$—	$—	$1,352,131
Affiliate revenues	94,790	14,449	—	(109,239)	—
Total revenues	893,776	567,594	—	(109,239)	1,352,131
Depreciation and amortization	(25,923)	(14,307)	(239)	—	(40,469)
Asset impairment	—	(10,449)	(2,400)	—	(12,849)
Operating income (loss)	108,899	13,023	(30,767)	(23,004)	68,151
Interest expense, net	—	—	(10,091)	—	(10,091)
Income (loss) from continuing operations before taxes	108,374	12,849	(40,858)	(23,004)	57,361
Identifiable assets(1)	688,152	332,836	620,272	(355,313)	1,285,947
Acquisition of property, plant and equipment(1)	17,449	5,945	395	—	23,789

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2004	Electronics	Networking	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$604,372	$361,802	$—	$—	$966,174
Affiliate revenues	81,055	3,105	—	(84,160)	—
Total revenues	685,427	364,907	—	(84,160)	966,174
Depreciation and amortization	(23,019)	(7,154)	(319)	—	(30,492)
Asset impairment	(8,871)	—	—	—	(8,871)
Operating income (loss)	54,100	24,726	(24,534)	(11,528)	42,764
Interest expense, net	—	—	(12,881)	—	(12,881)
Income (loss) from continuing operations before taxes	55,532	24,655	(37,415)	(11,528)	31,244
Identifiable assets(1)	665,897	357,474	436,185	(132,238)	1,327,318
Acquisition of property, plant and equipment(1)	6,957	4,319	19	—	11,295

Year Ended December 31, 2003	Electronics	Networking	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$428,066	$196,040	—	—	$624,106
Affiliate revenues	30,739	1,872	—	(32,611)	—
Total revenues	458,805	197,912	—	(32,611)	624,106
Depreciation and amortization	(18,831)	(3,944)	(260)	—	(23,035)
Asset impairment	(352)	—	—	—	(352)
Operating income (loss)	29,657	10,201	(10,332)	(2,305)	27,221
Interest expense, net	—	—	(12,571)	—	(12,571)
Income (loss) from continuing operations before taxes	29,657	10,201	(22,903)	(2,305)	14,650
Identifiable assets(1)	333,928	111,431	250,659	(125,777)	570,241
Acquisition of property, plant and equipment(1)	8,953	1,029	—	—	9,982

(1)	Excludes discontinued operations

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Total segment operating income differs from net income (loss) reported in the Consolidated Statements of Operations as follows:

Years Ended December 31,	2005	2004	2003
	(In thousands)

Operating income	$68,151	$42,764	$27,221
Interest expense	(15,032)	(14,709)	(13,118)
Interest income	4,941	1,828	547
Minority interest	(699)	(371)	—
Gain on disposal of assets	—	1,732	—
Income tax expense	(24,719)	(15,891)	(4,493)
Income from continuing operations	32,642	15,353	10,157
Loss from discontinued operations(1)	(247)	(417)	(71,768)
Gain on disposal of discontinued operations(2)	15,163	253	—

Net income (loss)	$47,558	$15,189	$(61,611)

(1)	Net of income tax benefit of $3,261, $17,536 and $40,371, respectively

(2)	Net of income tax expense of $8,529 and $142, respectively

Product and Service Group Information

It is currently impracticable for all of the Company’s operations to capture and report external customer revenues for each group of similar products and services.

Geographic Information

The following table identifies revenues by country based on the location of the customer and long-lived assets by country based on physical location.

	United		United	Continental	Rest of
	States	Canada	Kingdom	Europe	World	Total
	(In thousands)

Year ended December 31, 2005 Revenues	$690,344	$137,488	$159,622	$252,752	$111,925	$1,352,131
Percent of total revenues	51%	10%	12%	19%	8%	100%
Long-lived assets(1)	$353,087	$52,674	$142,288	$106,818	$303	$655,170
Year ended December 31, 2004 Revenues	$494,173	$81,445	$131,663	$168,784	$90,109	$966,174
Percent of total revenues	51%	8%	14%	18%	9%	100%
Long-lived assets(1)	$368,317	$56,476	$150,075	$133,648	$620	$709,136
Year ended December 31, 2003 Revenues	$314,603	$51,794	$82,623	$102,637	$72,449	$624,106
Percent of total revenues	50%	8%	13%	17%	12%	100%
Long-lived assets(1)	$146,130	$14,712	$28,800	$67,372	$536	$257,550

(1)	Excludes long-lived assets of discontinued operations

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 23:	Quarterly Operating Results (unaudited)

2005	1st	2nd	3rd (1)	4th	Year
	(In thousands, except per share amounts)

Number of days in quarter	86	91	91	97	365
Revenues	$309,111	$337,701	$342,389	$362,930	$1,352,131
Gross profit	65,131	75,214	76,345	68,434	285,124
Operating income	16,201	18,734	14,774	18,442	68,151
Income from continuing operations	8,524	10,546	6,078	7,494	32,642
Income (loss) from discontinued operations	(1,881)	(544)	(13)	2,191	(247)
Gain on disposal of discontinued operations	6,400	8,763	—	—	15,163
Net income	13,043	18,765	6,065	9,685	47,558
Basic income (loss) per share:
Continuing operations	$.18	$.22	$.13	$.17	.72
Discontinued operations	(.04)	(.01)	—	.05	(.01)
Disposal of discontinued operations	.14	.19	—	—	.33
Net income (loss)	.28	.40	.13	.22	1.04
Diluted income (loss) per share:
Continuing operations	$.17	$.21	$.13	$.16	.68
Discontinued operations	(.03)	(.01)	—	.05	(.01)
Disposal of discontinued operations	.12	.16	—	—	.29
Net income (loss)	.26	.36	.13	.21	.96

2004	1st	2nd	3rd (2)	4th	Year
	(In thousands, except per share amounts)

Number of days in quarter	88	91	91	96	366
Revenues	$170,103	$184,307	$281,454	$330,310	$966,174
Gross profit	34,135	34,068	53,211	78,659	200,073
Operating income (loss)	8,922	9,823	(3,187)	27,206	42,764
Income (loss) from continuing operations	3,796	6,162	(3,201)	8,596	15,353
Income (loss) from discontinued operations	(1,496)	(5,823)	(2,809)	9,711	(417)
Gain (loss) on disposal of discontinued operations	—	3,020	(1,529)	(1,238)	253
Net income (loss)	2,300	3,359	(7,539)	17,069	15,189
Basic earnings (loss) per share:
Continuing operations	$.15	$.24	$(.08)	$.18	.43
Discontinued operations	(.06)	(.23)	(.07)	.21	(.01)
Disposal of discontinued operations	—	.12	(.03)	(.03)	.01
Net income (loss)	.09	.13	(.18)	.36	.43
Diluted earnings (loss) per share:
Continuing operations	$.15	$.24	$(.08)	$.17	.43
Discontinued operations	(.06)	(.23)	(.07)	.18	(.01)
Disposal of discontinued operations	—	.12	(.03)	(.02)	.01
Net income (loss)	.09	.13	(.18)	.33	.43

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	Includes asset impairment totaling $12.8 million.

(2)	Includes asset impairment totaling $8.9 million.

Note 24:	Minimum Requirements Contract Income

The Company had a contractual “sales incentive” agreement with a Networking segment customer that requires the customer to purchase quantities of product from the Company generating at a minimum $3.0 million in gross profit per annum or pay the Company compensation according to contractual terms through December 31, 2005. During each of the years 2005, 2004 and 2003, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recognized $3.0 million in operating income in the fourth quarter of 2005, 2004 and 2003. The contract expired upon receipt of the 2005 payment.

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

During the fourth quarter of 2005, the Company experienced the departure of key financial personnel at one of its business units. As a result of those departures, the Company identified a material weakness at that business unit that was remediated by implementing additional manual control procedures and reassigning duties of remaining personnel until appropriate replacement personnel are hired.

Management’s Report on Internal Control over Financial Reporting

The management of Belden CDT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Belden CDT management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In conducting its evaluation, Belden CDT management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Company’s management believes the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden CDT Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Belden CDT Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden CDT Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Belden CDT Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Belden CDT Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden CDT Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 8, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Registrant

Information regarding directors is incorporated herein by reference to “Matters to Be Voted On: Item 1 — Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Board Structure and Compensation” (opening paragraph and table), “Board Structure and Compensation — Audit Committee,” “Beneficial Ownership Table of Directors, Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Structure and Compensation — Nominating and Corporate Governance Committee” as described in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to “Executive Compensation” and “Director Compensation” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference to “Executive Compensation — Certain Relationships and Related Transactions” as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to “Board Structure and Compensation — Fees to Independent Registered Public Accountants for 2005 and 2004” and “Board Structure and Compensation — Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2005

Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2005

Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestures/	Charge		Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Recoveries	Movement	Balance
	(In thousands)

Accounts Receivable — Allowance for Doubtful Accounts:
2005	$5,618	$708	$269	$(2,063)	$(612)	$(54)	$3,866
2004	2,683	706	3,704	(1,681)	—	206	5,618
2003	2,536	819	—	(681)	—	9	2,683
Inventories — Obsolescence and Other Valuation Allowances:
2005	$22,691	$7,582	$—	$(13,071)	$—	$(806)	$16,396
2004	3,763	3,013	19,360	(5,001)	—	1,556	22,691
2003	7,953	4,310	(757)	(8,066)	—	323	3,763
Deferred Income Tax Asset — Valuation Allowance:
2005	$22,565	$5,510	$—	$—	$(476)	$187	$27,786
2004	9,792	9,473	3,370	—	(70)	—	22,565
2003	6,805	3,473	—	—	(486)	—	9,792

All other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable.

3. Exhibits.  The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 4, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable Design Technologies Corporation (“CDT”) filed on February 5, 2004)

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 25, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to CDT’s Registration Statement on Form S-4/A, File Number 333-113875, filed on May 28, 2004)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on December 6, 2005)

4.1	Rights Agreement dated as of December 11, 1996, between the Company and Equiserve Trust Company, N.A., successor to The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to Exhibit 1.1 to the Registration Statement of Cable Design Technologies Corporation (“CDT”) on Form 8-A, File Number 000-22724, filed on December 11, 1996)

Exhibit No.	Description

4.2	Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

4.3	Indenture, dated July 8, 2003, between the Company and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023 (incorporated by reference to Exhibit 4.3 to CDT’s Annua Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.4	Registration Rights Agreement, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.4 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.5	Purchase Agreement, dated July 1, 2003, between the Company and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.5 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.6	Form of 4.00% Convertible Subordinated Debenture due 2023 (included in the Indenture filed as Exhibit 4.3 above)

4.7	Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Swanbird and Company, Mutual of Omaha Insurance Company, Nationwide Mutual Insurance Company, State Farm Life Insurance Company, Gerlach and Company and Cudd and Company (incorporated by reference to Exhibit 4.4 to the Annual Report of Belden Inc. (“Belden”) on Form 10-K for the year ended December 31, 1997 filed on March 25, 1998)

4.8	First Amendment to Note Purchase Agreement listed above as Exhibit 4.7, dated as of September 1, 1999 (incorporated by reference to Exhibit 4.5 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.9	Amended and Restated Series 1997-A Guaranty of Belden Wire & Cable Company and Cable Systems International Inc. (later Belden Inc.) dated as of September 1, 1999, pertaining to the First Amendment to Note Purchase Agreement listed above as Exhibit 4.8 (incorporated by reference to Exhibit 4.6 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.10	Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, United of Omaha Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Variable Life Insurance Company, Modern Woodmen of America, Woodmen Accident and Life Company, Chimebridge and Company and Pru and Company (incorporated by reference to Exhibit 4.7 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.11	Guaranty of Belden Wire & Cable Company and Cable Systems International Inc. (later Belden Inc.) dated as of September 1, 1999, pertaining to the Note Purchase Agreement listed above as Exhibit 4.10 (incorporated by reference to Exhibit 4.8 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

10.1	Asset Transfer Agreement by and between Cooper Industries, Inc. and Belden Wire & Cable Company (incorporated by reference to Exhibit 10.1 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.2	Canadian Asset Transfer Agreement by and between Cooper Industries (Canada) Inc. and Belden (Canada) Inc. (incorporated by reference to Exhibit 10.11 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.3	Trademark License Agreement by and between Belden Wire & Cable Company and Cooper Industries, Inc. (incorporated by reference to Exhibit 10.2 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

Exhibit No.		Description

10.4		Stock Agreement by and between Cooper Industries, Inc. and Belden Inc. (incorporated by reference to Exhibit 10.4 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.5		Tax Sharing and Separation Agreement by and among Belden Inc., Cooper Industries, Inc., and Belden Wire & Cable Company (incorporated by reference to Exhibit 10.6 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

** 10.6		Change of Control Employment Agreements, dated as of July 31, 2001, between Belden Inc. and each of C. Baker Cunningham, Richard K. Reece, Cathy O. Staples and Kevin L. Bloomfield (incorporated by reference to Exhibit 10.1 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001)

** 10.7		Change of Control Employment Agreement, dated as of April 15, 2002, between Belden Inc. and D. Larrie Rose, and Change of Control Employment Agreement, dated as of May 13, 2002, between Belden Inc. and Robert W. Matz (incorporated by reference to Exhibit 10.5 to Belden’s Current Report on Form 8-K filed on December 23, 2002)

** 10.8		Change of Control Employment Agreement, dated as of February 17, 2003, between Belden Inc. and Stephen H. Johnson (incorporated by reference to Exhibit 10.10 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

** 10.9		First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by the Company) and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert W. Matz, Stephen H. Johnson and Cathy O. Staples (incorporated by reference to Exhibits 10.13-10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.10	Form of Change in Control Agreement dated October 6, 2003 between the Company and each of Robert Canny and Peter Sheehan (incorporated by reference to Exhibit 10.24 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 filed on December 15, 2003)

**10	.11	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by the Company) and each of Kevin L. Bloomfield, D. Larrie Rose, Stephen H. Johnson and Cathy O. Staples (incorporated by reference to Exhibits 10.3, 10.4, 10.6 and 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

** 10.12		Retention Award Letter Agreement dated July 8, 2004 between the Company and each of Robert Canny and Peter Sheehan (incorporated by reference to Exhibits 10.8 and 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.13	Separation of Employment Agreement dated November 2, 2005 between the Company and C. Baker Cunningham (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 8, 2005)

**10	.14	General Release of All Claims dated November 2, 2005 between the Company and C. Baker Cunningham (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on November 8, 2005)

**10	.15	Executive Employment Agreement dated September 26, 2005 between the Company and John Stroup (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 27, 2005)

**10	.16	Separation Agreement dated November 30, 2005 between the Company and Richard K. Reece (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 2, 2005)

** 10.17		Non-Compete Covenant dated November 30, 2005 between the Company and Richard K. Reece (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 2, 2005)

** 10.18		General Release of All Claims dated November 30, 2005 between the Company and Richard K. Reece (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 2, 2005)

Exhibit No.		Description

** 10.19		Separation Agreement dated February 6, 2006 between the Company and Robert W. Matz (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on February 10, 2006)

** 10.20		Non-Compete Covenant dated February 6, 2006 between the Company and Robert W. Matz (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on February 10, 2006)

**10	.21	General Release of All Claims dated February 6, 2006 between the Company and Robert W. Matz (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on February 10, 2006)

**10	.22	Indemnification Agreement dated as of September 1, 2004 between the Company and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert Matz, Stephen H. Johnson, Cathy O. Staples, Robert Canny, Peter Sheehan, Christopher I. Byrnes, John M. Monter, Lorne D. Bain, Bernard G. Rethore, Bryan C. Cressey, Lance C. Balk, Michael F.O. Harris and Glenn Kalnasy (incorporated by reference to Exhibits 10.32-10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.23	Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Belden’s Registration Statement on Form S-8, File Number 333-51088, filed on December 1, 2000)

**10	.24	Amendment to Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

**10	.25	Amendment to Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.26	Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Belden’s Registration Statement on Form S-8, File Number 333-107241, filed on July 22, 2003)

**10	.27	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

**10	.28	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.29	Cable Design Technologies Corporation Long-Term Performance Incentive Plan (adopted September 23, 1993) (incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1, File Number 33-69992, filed on November 1, 1993)

**10	.30	Cable Design Technologies Corporation Supplemental Long-Term Performance Incentive Plan (adopted December 12, 1995) (incorporated by reference to Exhibit A to CDT’s Proxy Statement filed on January 17, 1996)

**10	.31	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan (adopted April 19, 1999 and amended June 11, 1999) (incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.32	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2000 filed on October 27, 2000)

**10	.33	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.34	Form of April 23, 1999 Stock Option Grant (incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.35	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (adopted December 6, 2000) (incorporated by reference to Exhibit 99.1 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed on March 15, 2001)

Exhibit No.		Description

**10	.36	Amendment to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 filed on March 13, 2002)

***10	.37	Amendment to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan

**10	.38	Amendments to Long Term Performance Incentive Plan (1993), Supplemental Long-Term Performance Incentive Plan (1995), 1999 Long-Term Performance Incentive Plan and 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.39	Form of Director Nonqualified Stock Option Grant under Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 99.2 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed on March 15, 2001)

**10	.40	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 filed on December 16, 2002)

**10	.41	Form of Restricted Stock Grant under the 2001 Cable Design Technologies Corporation Long-Term Performance Incentive Plan to each of Bryan C. Cressey, Lance C. Balk, Glenn Kalnasy, and Michael F.O. Harris in the amount of 2,000 shares each (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.42	Form of Restricted Stock Grant under the 2001 Cable Design Technologies Corporation Long-Term Performance Incentive Plan to each of Bryan C. Cressey, Lorne D. Bain, Lance C. Balk, Christopher I. Byrnes, Michael F.O. Harris, Glenn Kalnasy, John M. Monter and Bernard G. Rethore in the amount of 2,500 shares each (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 19, 2005)

**10	.43	Form of Stock Option Grant under the 2001 Cable Design Technologies Corporation Long-Term Performance Incentive Plan and the Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005)

**10	.44	Belden CDT Inc. Long-Term Cash Performance Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

**10	.45	Belden CDT Inc. Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on February 28, 2006)

**10	.46	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2004)

**10	.47	Belden CDT Inc. Retirement Savings Plan, restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 9, 2005)

***10	.48	First Amendment to the Belden CDT Inc. Retirement Savings Plan

***10	.49	Second Amendment to the Belden CDT Inc. Retirement Savings Plan

**10	.50	Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 10.14 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.51	First Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.15 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.52	Second Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.21 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

Exhibit No.		Description

**10	.53	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.54	Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.55	First Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.17 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.56	Second Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.24 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.57	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.58	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)(incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.59	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004 (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.60	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)(incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.61	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

***10	.62	Indemnification Agreement dated as of October 31, 2005 between the Company and John Stroup

10.63		Credit Agreement dated as of January 24, 2006 among Belden CDT Inc., as Borrower, Belden Wire & Cable Company, Belden CDT Networking, Inc., Nordx/CDT Corp., Thermax/CDT, Inc., Belden Holdings, Inc., Belden Technologies, Inc., Belden Inc. and CDT International Holdings Inc., as Guarantors, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 Belden’s Current Report on Form 8-K filed on January 27, 2006)

*14	.1	Code of Ethics

*21	.1	List of Subsidiaries of Belden CDT Inc.

*23	.1	Consent of Ernst & Young LLP

*24	.1	Powers of Attorney from Members of the Board of Directors of Belden CDT Inc.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

*31	.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

*32	.1	Section 1350 Certification of the Chief Executive Officer
*32	.2	Section 1350 Certification of the Chief Financial Officer

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

BELDEN CDT INC.

By:	/s/ JOHN S. STROUP
John S. Stroup
President, Chief Executive Officer and Director

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP John S. Stroup	President, Chief Executive Officer and Director	March 16, 2006

/s/ STEPHEN H. JOHNSON Stephen H. Johnson	Treasurer and Interim Chief Financial Officer	March 16, 2006

/s/ JOHN S. NORMAN John S. Norman	Controller and Chief Accounting Officer	March 16, 2006

/s/ BRYAN C. CRESSEY* Bryan C. Cressey	Chairman of the Board and Director	March 16, 2006

/s/ LORNE D. BAIN* Lorne D. Bain	Director	March 16, 2006

/s/ LANCE BALK* Lance Balk	Director	March 16, 2006

/s/ CHRISTOPER I. BYRNES* Christoper I. Byrnes	Director	March 16, 2006

/s/ MICHAEL F.O. HARRIS* Michael F.O. Harris	Director	March 16, 2006

/s/ GLENN KALNASY* Glenn Kalnasy	Director	March 16, 2006

/s/ JOHN M. MONTER* John M. Monter		Director	March 16, 2006

/s/ BERNARD G. RETHORE* Bernard G. Rethore		Director	March 16, 2006

*By:	/s/ JOHN S. STROUP John S. Stroup, Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 4, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable Design Technologies Corporation (“CDT”) filed on February 5, 2004)

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 25, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp. and Belden Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to CDT’s Registration Statement on Form S-4/A, File Number 333-113875, filed on May 28, 2004)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on December 6, 2005)

4.1	Rights Agreement dated as of December 11, 1996, between the Company and Equiserve Trust Company, N.A., successor to The First National Bank of Boston, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to Exhibit 1.1 to the Registration Statement of Cable Design Technologies Corporation (“CDT”) on Form 8-A, File Number 000-22724, filed on December 11, 1996)

4.2	Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

4.3	Indenture, dated July 8, 2003, between the Company and U.S. Bank National Association, as Trustee, relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023 (incorporated by reference to Exhibit 4.3 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.4	Registration Rights Agreement, dated July 8, 2003, relating to 4.00% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.4 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.5	Purchase Agreement, dated July 1, 2003, between the Company and Credit Suisse First Boston LLC, relating to 4.00% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.5 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 29, 2003)

4.6	Form of 4.00% Convertible Subordinated Debenture due 2023 (included in the Indenture filed as Exhibit 4.3 above)

4.7	Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Swanbird and Company, Mutual of Omaha Insurance Company, Nationwide Mutual Insurance Company, State Farm Life Insurance Company, Gerlach and Company and Cudd and Company (incorporated by reference to Exhibit 4.4 to the Annual Report of Belden Inc. (“Belden”) on Form 10-K for the year ended December 31, 1997 filed on March 25, 1998)

4.8	First Amendment to Note Purchase Agreement listed above as Exhibit 4.7, dated as of September 1, 1999 (incorporated by reference to Exhibit 4.5 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.9	Amended and Restated Series 1997-A Guaranty of Belden Wire & Cable Company and Cable Systems International Inc. (later Belden Inc.) dated as of September 1, 1999, pertaining to the First Amendment to Note Purchase Agreement listed above as Exhibit 4.8 (incorporated by reference to Exhibit 4.6 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

Exhibit No.		Description

4.10		Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, United of Omaha Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Variable Life Insurance Company, Modern Woodmen of America, Woodmen Accident and Life Company, Chimebridge and Company and Pru and Company (incorporated by reference to Exhibit 4.7 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

4.11		Guaranty of Belden Wire & Cable Company and Cable Systems International Inc. (later Belden Inc.) dated as of September 1, 1999, pertaining to the Note Purchase Agreement listed above as Exhibit 4.10 (incorporated by reference to Exhibit 4.8 to Belden’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 24, 2000)

10.1		Asset Transfer Agreement by and between Cooper Industries, Inc. and Belden Wire & Cable Company (incorporated by reference to Exhibit 10.1 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.2		Canadian Asset Transfer Agreement by and between Cooper Industries (Canada) Inc. and Belden (Canada) Inc. (incorporated by reference to Exhibit 10.11 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.3		Trademark License Agreement by and between Belden Wire & Cable Company and Cooper Industries, Inc. (incorporated by reference to Exhibit 10.2 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.4		Stock Agreement by and between Cooper Industries, Inc. and Belden Inc. (incorporated by reference to Exhibit 10.4 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

10.5		Tax Sharing and Separation Agreement by and among Belden Inc., Cooper Industries, Inc., and Belden Wire & Cable Company (incorporated by reference to Exhibit 10.6 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed on November 15, 1993)

**10	.6	Change of Control Employment Agreements, dated as of July 31, 2001, between Belden Inc. and each of C. Baker Cunningham, Richard K. Reece, Cathy O. Staples and Kevin L. Bloomfield (incorporated by reference to Exhibit 10.1 to Belden’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001)

**10	.7	Change of Control Employment Agreement, dated as of April 15, 2002, between Belden Inc. and D. Larrie Rose, and Change of Control Employment Agreement, dated as of May 13, 2002, between Belden Inc. and Robert W. Matz (incorporated by reference to Exhibit 10.5 to Belden’s Current Report on Form 8-K filed on December 23, 2002)

**10	.8	Change of Control Employment Agreement, dated as of February 17, 2003, between Belden Inc. and Stephen H. Johnson (incorporated by reference to Exhibit 10.10 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.9	First Amendment to Change of Control Employment Agreement dated as of June 28, 2004 between Belden Inc. (assumed by the Company) and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert W. Matz, Stephen H. Johnson and Cathy O. Staples (incorporated by reference to Exhibits 10.13-10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.10	Form of Change in Control Agreement dated October 6, 2003 between the Company and each of Robert Canny and Peter Sheehan (incorporated by reference to Exhibit 10.24 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 filed on December 15, 2003)

**10	.11	Retention Award Letter Agreement dated June 28, 2004 between Belden Inc. (assumed by the Company) and each of Kevin L. Bloomfield, D. Larrie Rose, Stephen H. Johnson and Cathy O. Staples (incorporated by reference to Exhibits 10.3, 10.4, 10.6 and 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

Exhibit No.		Description

**10	.12	Retention Award Letter Agreement dated July 8, 2004 between the Company and each of Robert Canny and Peter Sheehan (incorporated by reference to Exhibits 10.8 and 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.13	Separation of Employment Agreement dated November 2, 2005 between the Company and C. Baker Cunningham (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 8, 2005)

**10	.14	General Release of All Claims dated November 2, 2005 between the Company and C. Baker Cunningham (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on November 8, 2005)

**10	.15	Executive Employment Agreement dated September 26, 2005 between the Company and John Stroup (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 27, 2005)

**10	.16	Separation Agreement dated November 30, 2005 between the Company and Richard K. Reece (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 2, 2005)

**10	.17	Non-Compete Covenant dated November 30, 2005 between the Company and Richard K. Reece (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 2, 2005)

**10	.18	General Release of All Claims dated November 30, 2005 between the Company and Richard K. Reece (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 2, 2005)

**10	.19	Separation Agreement dated February 6, 2006 between the Company and Robert W. Matz (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on February 10, 2006)

**10	.20	Non-Compete Covenant dated February 6, 2006 between the Company and Robert W. Matz (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on February 10, 2006)

**10	.21	General Release of All Claims dated February 6, 2006 between the Company and Robert W. Matz (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on February 10, 2006)

**10	.22	Indemnification Agreement dated as of September 1, 2004 between the Company and each of C. Baker Cunningham, Richard K. Reece, Kevin L. Bloomfield, D. Larrie Rose, Robert Matz, Stephen H. Johnson, Cathy O. Staples, Robert Canny, Peter Sheehan, Christopher I. Byrnes, John M. Monter, Lorne D. Bain, Bernard G. Rethore, Bryan C. Cressey, Lance C. Balk, Michael F.O. Harris and Glenn Kalnasy (incorporated by reference to Exhibits 10.32-10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.23	Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Belden’s Registration Statement on Form S-8, File Number 333-51088, filed on December 1, 2000)

**10	.24	Amendment to Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

**10	.25	Amendment to Belden Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

**10	.26	Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Belden’s Registration Statement on Form S-8, File Number 333-107241, filed on July 22, 2003)

**10	.27	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

**10	.28	Amendment to Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, File Number 333-117906, filed on August 3, 2004)

Exhibit No.		Description

**10	.29	Cable Design Technologies Corporation Long-Term Performance Incentive Plan (adopted September 23, 1993) (incorporated by reference to Exhibit 10.18 to CDT’s Registration Statement on Form S-1, File Number 33-69992, filed on November 1, 1993)

**10	.30	Cable Design Technologies Corporation Supplemental Long-Term Performance Incentive Plan (adopted December 12, 1995) (incorporated by reference to Exhibit A to CDT’s Proxy Statement filed on January 17, 1996)

**10	.31	Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan (adopted April 19, 1999 and amended June 11, 1999) (incorporated by reference to Exhibit 10.16 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.32	Amendment No. 2, dated July 13, 2000, to Cable Design Technologies Corporation 1999 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to CDT’s Annual Report on Form 10-K for the year ended July 31, 2000 filed on October 27, 2000)

**10	.33	Form of June 11, 1999 Stock Option Grant under the 1999 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.18 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.34	Form of April 23, 1999 Stock Option Grant (incorporated by reference to Exhibit 10.19 to CDT’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on October 27, 1999)

**10	.35	Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (adopted December 6, 2000) (incorporated by reference to Exhibit 99.1 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed on March 15, 2001)

**10	.36	Amendment to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 filed on March 13, 2002)

***10	.37	Amendment to Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan

**10	.38	Amendments to Long Term Performance Incentive Plan (1993), Supplemental Long-Term Performance Incentive Plan (1995), 1999 Long-Term Performance Incentive Plan and 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.39	Form of Director Nonqualified Stock Option Grant under Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 99.2 to CDT’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 filed on March 15, 2001)

**10	.40	Form of Restricted Stock Grant, dated October 16, 2002, under the 2001 and Supplemental Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to CDT’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 filed on December 16, 2002)

**10	.41	Form of Restricted Stock Grant under the 2001 Cable Design Technologies Corporation Long-Term Performance Incentive Plan to each of Bryan C. Cressey, Lance C. Balk, Glenn Kalnasy, and Michael F.O. Harris in the amount of 2,000 shares each (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.42	Form of Restricted Stock Grant under the 2001 Cable Design Technologies Corporation Long-Term Performance Incentive Plan to each of Bryan C. Cressey, Lorne D. Bain, Lance C. Balk, Christopher I. Byrnes, Michael F.O. Harris, Glenn Kalnasy, John M. Monter and Bernard G. Rethore in the amount of 2,500 shares each (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 19, 2005)

**10	.43	Form of Stock Option Grant under the 2001 Cable Design Technologies Corporation Long-Term Performance Incentive Plan and the Belden Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005)

**10	.44	Belden CDT Inc. Long-Term Cash Performance Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

Exhibit No.		Description

**10	.45	Belden CDT Inc. Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on February 28, 2006)

**10	.46	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2004)

**10	.47	Belden CDT Inc. Retirement Savings Plan, restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 9, 2005)

***10	.48	First Amendment to the Belden CDT Inc. Retirement Savings Plan

***10	.49	Second Amendment to the Belden CDT Inc. Retirement Savings Plan

**10	.50	Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 10.14 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.51	First Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.15 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.52	Second Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.21 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.53	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.54	Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 10.16 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.55	First Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.17 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 22, 2002)

**10	.56	Second Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.24 to Belden’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 14, 2003)

**10	.57	Third Amendment to Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.58	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)(incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.59	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Benefit Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004 (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.60	Trust Agreement dated as of January 1, 2001 establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.)(incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

**10	.61	First Amendment to the Trust Agreement establishing the Trust by and between Belden Wire & Cable Company (for the Supplemental Excess Defined Contribution Plan) and CG Trust Company (now Prudential Bank & Trust, F.S.B.) dated as of July 14, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

Exhibit No.		Description

***10	.62	Indemnification Agreement dated as of October 31, 2005 between the Company and John Stroup

10.63		Credit Agreement dated as of January 24, 2006 among Belden CDT Inc., as Borrower, Belden Wire & Cable Company, Belden CDT Networking, Inc., Nordx/CDT Corp., Thermax/CDT, Inc., Belden Holdings, Inc., Belden Technologies, Inc., Belden Inc. and CDT International Holdings Inc., as Guarantors, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 Belden’s Current Report on Form 8-K filed on January 27, 2006)

*14	.1	Code of Ethics

*21	.1	List of Subsidiaries of Belden CDT Inc.

*23	.1	Consent of Ernst & Young LLP

*24	.1	Powers of Attorney from Members of the Board of Directors of Belden CDT Inc.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

*31	.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

*32	.1	Section 1350 Certification of the Chief Executive Officer

*32	.2	Section 1350 Certification of the Chief Financial Officer