Form 10-Q
period 2006-03-26
BELDEN CDT INC.
filed 2006-05-05
CIK 913142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

                               -------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2006

                          COMMISSION FILE NO. 001-12561

                               -------------------

                                 BELDEN CDT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               -------------------

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

                               -------------------

      The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      The registrant is a large accelerated filer and is not a shell company.

      Following is the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                      OUTSTANDING AT MAY 1, 2006
-----------------------------                         --------------------------
Common Stock, $0.01 Par Value                                 42,532,080

================================================================================

Exhibit Index on Pages 33                                           Page 1 of 33

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BELDEN CDT INC.
CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 26,      DECEMBER 31,
                                                                    2006             2005
                                                               --------------    ------------
                                                                (UNAUDITED)
                                                                        (IN THOUSANDS)
                           ASSETS
Current assets:
 Cash and cash equivalents                                     $      153,216    $    134,638
 Receivables                                                          202,132         174,360
 Inventories                                                          261,859         245,481
 Deferred income taxes                                                 27,893          27,845
 Other current assets                                                   7,224           8,015
 Current assets of discontinued operations                                  -          56,997
                                                               --------------    ------------
  Total current assets                                                652,324         647,336
Property, plant and equipment, less accumulated depreciation          283,114         287,778
Goodwill, less accumulated amortization                               272,996         272,290
Other intangibles, less accumulated amortization                       72,065          72,459
Other long-lived assets                                                17,621           6,214
                                                               --------------    ------------
                                                               $    1,298,120    $  1,286,077
                                                               ==============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                      $      195,962    $    196,078
 Current maturities of long-term debt                                  59,052          59,000
 Current liabilities of discontinued operations                           357          13,342
                                                               --------------    ------------
  Total current liabilities                                           255,371         268,420
Long-term debt                                                        172,000         172,051
Postretirement benefits other than pensions                            33,917          33,167
Deferred income taxes                                                  76,057          73,851
Other long-term liabilities                                            17,699          17,166
Minority interest                                                       8,342           7,914
Stockholders' equity:
 Preferred stock                                                            -               -
 Common stock                                                             503             503
 Additional paid-in capital                                           549,181         540,430
 Retained earnings                                                    298,047         290,870
 Accumulated other comprehensive loss                                  (1,535)         (6,881)
 Unearned deferred compensation                                             -            (336)
 Treasury stock                                                      (111,462)       (111,078)
                                                               --------------    ------------
  Total stockholders' equity                                          734,734         713,508
                                                               --------------    ------------
                                                               $    1,298,120    $  1,286,077
                                                               ==============    ============

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

BELDEN CDT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     THREE MONTHS           THREE MONTHS
                                                                         ENDED                  ENDED
                                                                    MARCH 26, 2006         MARCH 27, 2005
                                                                    --------------         --------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                            $      321,905         $      286,268
Cost of sales                                                             (248,490)              (223,483)
                                                                    --------------         --------------
  Gross profit                                                              73,415                 62,785
Selling, general and administrative expenses                               (46,459)               (48,134)
                                                                    --------------         --------------
  Operating income                                                          26,956                 14,651
Interest expense                                                            (3,792)                (3,758)
Interest income                                                                995                    756
Minority interest                                                             (217)                  (167)
                                                                    --------------         --------------
  Income from continuing operations before taxes                            23,942                 11,482
Income tax expense                                                          (9,002)                (4,100)
                                                                    --------------         --------------
  Income from continuing operations                                         14,940                  7,382
Loss from discontinued operations, net of tax (Note 3)                      (1,330)                  (739)
Gain (loss) on disposal of discontinued operations,
 net of tax (Note 3)                                                        (4,298)                 6,400
                                                                    --------------         --------------
  Net income                                                        $        9,312         $       13,043
                                                                    ==============         ==============

Weighted average number of common shares and equivalents:
  Basic                                                                     42,550                 47,007
  Diluted                                                                   49,307                 53,684

Basic income (loss) per share:
  Continuing operations                                             $         0.35         $         0.16
  Discontinued operations                                                    (0.03)                 (0.02)
  Disposal of discontinued operations                                        (0.10)                  0.14
  Net income                                                                  0.22                   0.28

Diluted income (loss) per share:
  Continuing operations                                             $         0.32         $         0.15
  Discontinued operations                                                    (0.03)                 (0.01)
  Disposal of discontinued operations                                        (0.09)                  0.12
  Net income                                                                  0.20                   0.26

Dividends declared per share                                        $         0.05         $         0.05

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

BELDEN CDT INC.
CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

                                                                                THREE MONTHS         THREE MONTHS
                                                                                    ENDED               ENDED
                                                                               MARCH 26, 2006       MARCH 27, 2005
                                                                              ----------------     ---------------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income                                                                  $          9,312     $        13,043
  Adjustments to reconcile net income to net cash used for operating activities:
   Depreciation and amortization                                                        12,368               9,730
   Deferred income tax expense                                                           5,543               5,545
   Pension funding in excess of pension expense                                        (14,639)             (2,246)
   Share-based compensation                                                              1,210                 223
   Loss (gain) on disposal of tangible assets                                            6,140             (10,000)
   Changes in operating assets and liabilities, net of the effects of currency exchange rate changes:
     Receivables                                                                       (23,727)            (25,961)
     Inventories                                                                       (16,249)             (8,880)
     Accounts payable and accrued liabilities                                           (1,139)                880
     Current income taxes, net                                                          (3,592)             (5,296)
     Other assets and liabilities, net                                                  13,747              19,400
                                                                              ----------------     ---------------
      Net cash used for operating activities                                           (11,026)             (3,562)

Cash flows from investing activities:
  Proceeds from disposal of tangible assets                                             27,856              12,833
  Capital expenditures                                                                  (3,074)             (5,935)
                                                                              ----------------     ---------------
      Net cash provided by investing activities                                         24,782               6,898

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                6,918               2,060
  Excess tax benefits related to share-based compensation                                  966                   -
  Cash dividends paid                                                                   (2,135)             (2,364)
  Debt issuance costs                                                                   (1,063)                  -
  Payments under borrowing arrangements                                                      -                (169)
                                                                              ----------------     ---------------
      Net cash provided by (used for) financing activities                               4,686                (473)

Effect of foreign currency exchange rate changes on cash and cash
 equivalents                                                                               136              (1,402)
                                                                              ----------------     ---------------
Increase in cash and cash equivalents                                                   18,578               1,461
Cash and cash equivalents, beginning of period                                         134,638             188,795
                                                                              ----------------     ---------------
Cash and cash equivalents, end of period                                      $        153,216     $       190,256
                                                                              ================     ===============

Supplemental cash flow information:
  Income tax refunds received                                                 $            450     $         2,079
  Income taxes paid                                                                     (1,464)             (1,749)
  Interest paid, net of amount capitalized                                              (6,983)             (7,336)

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

BELDEN CDT INC.
CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS
THREE MONTHS ENDED MARCH 26, 2006 AND MARCH 27, 2005
(UNAUDITED)

                                                                                                           ACCUMULATED
                                 COMMON STOCK                            TREASURY SHARES      UNEARNED        OTHER
                                ---------------   PAID-IN    RETAINED   ------------------    DEFERRED    COMPREHENSIVE
                                SHARES   AMOUNT   CAPITAL    EARNINGS   SHARES    AMOUNT    COMPENSATION   INCOME (LOSS)    TOTAL
                                ------   ------  ---------  ----------  ------  ----------  ------------  --------------  ---------
                                                                         (IN THOUSANDS)
Balance at December 31, 2004    50,211   $  502  $ 531,984  $  252,114  (3,009) $        -  $     (2,462) $       27,862  $ 810,000
Net income                                                      13,043                                                       13,043
Foreign currency translation                                                                                     (14,643)   (14,643)
Minimum pension liability                                                                                            107        107
                                                                                                                          ---------
  Comprehensive loss                                                                                                         (1,493)
Exercise of stock options           99        1      2,059                                                                    2,060
Share-based compensation                                                    17        (316)                                    (316)
Forfeiture of stock by
 incentive  plan
 participants in lieu of
 cash payment of individual
 tax liabilities related to
 share-based compensation                                                  (11)                                                   -
Amortization of unearned
 deferred compensation                                                                               539                        539
Cash dividends ($.05 per
 share)                                                         (2,364)                                                      (2,364)
Other                                                  386         314                                                          700
                                ------   ------  ---------  ----------  ------  ----------  ------------  --------------  ---------
Balance at March 27, 2005       50,310   $  503  $ 534,429  $  263,107  (3,003) $     (316) $     (1,923) $       13,326  $ 809,126
                                ======   ======  =========  ==========  ======  ==========  ============  ==============  =========

Balance at December 31, 2005    50,346   $  503  $ 540,430  $  290,870  (8,010) $ (111,078) $       (336) $       (6,881) $ 713,508
Net income                                                       9,312                                                        9,312
Foreign currency translation                                                                                       5,392      5,392
Minimum pension liability                                                                                            (46)       (46)
                                                                                                                          ---------
 Comprehensive income                                                                                                        14,658
Exercise of stock options                            6,918                 359                                                6,918
Share-based compensation                             2,169                   3                                                2,169
Forfeiture of stock by
 incentive plan participants
 in lieu of cash payment of
 individual tax liabilities
 related to share-based
 compensation                                                              (15)       (384)                                    (384)
Adoption of SFAS No. 123(R)                           (336)                                          336                          -
Cash dividends ($.05 per
 share)                                                         (2,135)                                                      (2,135)
                                ------   ------  ---------  ----------  ------  ----------  ------------  --------------  ---------
Balance at March 26, 2006       50,346   $  503  $ 549,181  $  298,047  (7,663) $ (111,462) $          -  $       (1,535) $ 734,734
                                ======   ======  =========  ==========  ======  ==========  ============  ==============  =========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

BELDEN CDT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include Belden CDT Inc. and all of its subsidiaries (the COMPANY, US, WE, or OUR). We eliminate all significant affiliate accounts and transactions in consolidation.

The accompanying Consolidated Financial Statements presented as of any date other than December 31, 2005:

      -     Are prepared from the books and records without audit, and

      - Are prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States for complete statements, but

      - Include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements.

Please read these Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end.

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, we translate asset and liability accounts at current exchange rates and translate income and expenses using average exchange rates. We report the resulting translation adjustments, as well as gains and losses from certain affiliate transactions, in accumulated other comprehensive income (loss), a separate component of stockholders' equity. We include exchange gains and losses on transactions in operating earnings.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are made in regard to receivables collectibility, inventory valuation, realization of deferred tax assets, valuation of long-lived tangible assets, valuation of goodwill and intangible assets, calculation of share-based compensation expense, calculation of pension and other postretirement benefits expense, and valuation of acquired businesses.

Reclassifications

Certain reclassifications have been made to the 2005 Consolidated Financial Statements in order to conform to the 2006 presentation.

Inventories

Inventories are stated at the lower of cost or market. We determine the cost of all raw materials, work-in-process and finished goods inventories by the first in, first out method. Cost components include direct labor, applicable production overhead and amounts paid to suppliers of materials and products as well as freight costs and, when applicable, duty costs to import the materials and products.

Shipping and Handling Costs

We include fees earned on the shipment of product to customers in revenues and include costs incurred on the shipment of product to customers as cost of sales. We include certain handling costs, primarily incurred at our distribution centers, totaling $1.5 million and $1.4 million in selling, general and administrative expenses for the three months ended March 26, 2006 and March 27, 2005, respectively.

NOTE 2: OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

During the first quarter of 2006. we announced organizational changes that resulted in a change in our reported operating segments. We now conduct our operations through four reported operating segments--the Belden Americas segment, the Specialty Products segment, the Europe segment, and the Asia Pacific segment. The Belden Americas segment, the Specialty Products segment and the Europe segment all design, manufacture, and market metallic cable, fiber optic cable, connectivity products, and certain other non-cable products with industrial, communications/networking, video/sound/security, and transportation/defense applications. The Asia Pacific segment markets these same products, but currently has no design or manufacturing capabilities. We sell these products principally through distributors or directly to systems integrators, original equipment manufacturers, and large telecommunications companies. We have reclassified prior year segment disclosures to conform to the new segment presentation.

We evaluate operating segment performance and allocate resources based on operating earnings before interest and income taxes. Operating earnings of the reportable operating segments include all the ongoing costs of operations. Allocations to or from these operating segments are not significant. Transactions between the operating segments are conducted on an arms-length basis. With the exception of unallocated goodwill, certain unallocated tax assets, and tangible assets located at the corporate headquarters, substantially all of our assets are utilized by the operating segments.

Operating Segment Information

Finance and administration costs reflected in the column entitled F&A in the tables below represent corporate headquarters operating, treasury and income tax expenses, corporate assets, and corporate investment in certain affiliates. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues, affiliate cost of sales, and certain investments in affiliates.

                                             BELDEN   SPECIALTY               ASIA
THREE MONTHS ENDED MARCH 26, 2006           AMERICAS   PRODUCTS    EUROPE    PACIFIC     F&A       ELIMINATIONS     TOTAL
------------------------------------------  --------  ---------  ---------  ---------  ---------   ------------   ----------
                                                                          (IN THOUSANDS)
Total assets (1)                            $422,202  $ 234,975  $ 434,094  $  25,437  $ 521,526   $   (340,114)  $1,298,120

External customer revenues                  $175,366  $  60,718  $  73,012  $  12,809  $       -   $          -   $  321,905
Affiliate revenues                            14,912      5,370      2,136          -          -        (22,418)           -
Operating income (loss)                       31,033      6,902     (1,140)     1,453     (6,265)        (5,027)      26,956
Interest expense                                                                                                      (3,792)
Interest income                                                                                                          995
Minority interest                                                                                                       (217)
Income tax expense                                                                                                    (9,002)
                                                                                                                  ----------
Income from continuing operations                                                                                     14,940
Loss from discontinued operations (Note 3)                                                                            (1,330)
Loss on disposal of discontinued
 operations (Note 3)                                                                                                  (4,298)
                                                                                                                  ----------
Net income                                                                                                        $    9,312
                                                                                                                  ==========

                                             BELDEN   SPECIALTY               ASIA
THREE MONTHS ENDED MARCH 27, 2005           AMERICAS   PRODUCTS    EUROPE    PACIFIC     F&A       ELIMINATIONS     TOTAL
------------------------------------------  --------  ---------  ---------  ---------  ---------   ------------   ----------
                                                                          (IN THOUSANDS)
Total assets (1)                            $397,624  $ 233,084  $ 401,336  $  26,329  $ 399,496   $   (166,810)  $1,291,059

External customer revenues                  $142,421  $  53,920  $  78,947  $  10,980  $       -   $          -   $  286,268
Affiliate revenues                            17,965      4,054      1,602          -          -        (23,621)           -
Operating income (loss)                       16,644      7,428        719         95     (5,952)        (4,283)      14,651
Interest expense                                                                                                      (3,758)
Interest income                                                                                                          756
Minority interest                                                                                                       (167)
Income tax expense                                                                                                    (4,100)
                                                                                                                  ----------
Income from continuing operations                                                                                      7,382
Loss from discontinued operations (Note 3)                                                                              (739)
Gain on disposal of discontinued
  operations (Note 3)                                                                                                  6,400
                                                                                                                  ----------
Net income                                                                                                        $   13,043
                                                                                                                  ==========

(1) Excludes discontinued operations

Geographic Information

The following table identifies revenues by geographic region based on the location of the customer.

                             THREE MONTHS ENDED              THREE MONTHS ENDED
                               MARCH 26, 2006                  MARCH 27, 2005
                         -------------------------        --------------------------
                                        PERCENT OF                        PERCENT OF
                           REVENUES      REVENUES            REVENUES      REVENUES
                         -------------  ----------        -------------   ----------
                                        (IN THOUSANDS, EXCEPT % DATA)
United States            $     189,679        58.9%       $     154,691         54.0%
Europe                          68,255        21.2%              75,497         26.4%
Canada                          34,790        10.8%              31,063         10.9%
Rest of World                   29,181         9.1%              25,017          8.7%
                         -------------  ----------        -------------   ----------
Total                    $     321,905       100.0%       $     286,268        100.0%
                         =============  ==========        =============   ==========

NOTE 3: DISCONTINUED OPERATIONS

In 2005, we announced our decision to exit the United Kingdom communications cable business. In the first quarter of 2006, we sold certain assets and liabilities of our telecommunications cable operation in Manchester, United Kingdom (MANCHESTER) for approximately $27.9 million cash and terminated, without penalty, our supply agreement with British Telecom plc. We recognized a $4.3 million after-tax loss on the disposal of this discontinued operation.

During 2005, we sold substantially all of the remaining assets of our Belden Communications Company (BCC) operation in Phoenix, Arizona; our Raydex/CDT Ltd. (RAYDEX) operation in Skelmersdale, United Kingdom; our Montrose/CDT (MONTROSE) operation in Auburn, Massachusetts; and our Admiral/CDT (ADMIRAL) operation in Barberton, Ohio for approximately $40.0 million cash. We recognized a $15.2 million after-tax gain (which included a $6.4 million after-tax gain in the first quarter of 2005) on the disposal of the BCC discontinued operation. Raydex, Montrose and Admiral were acquired through the 2004 merger between Belden Inc. (BELDEN) and Cable Design Technologies Corporation (CDT). The net proceeds received from the sales of certain assets of Raydex, Montrose and Admiral exceeded the carrying values of these assets by $0.1 million. Upon the finalization of purchase accounting, we increased the portion of consideration we previously allocated to the tangible assets of these discontinued operations and reduced the portion of consideration we previously allocated to goodwill by this excess amount.

We recognized severance and other related benefits costs related to the discontinued Manchester operation totaling $1.0 million in discontinued operations during 2005. We recognized severance and other related benefits costs related to the discontinued BCC operation totaling $5.7 million in discontinued operations during 2004 and 2005. We recognized severance and other related benefits costs related to the discontinued Raydex and Montrose operations totaling $5.3 million as a liability assumed in the merger between Belden and CDT during 2004 and 2005. The number of employees eligible for severance payments because of these actions was 1,244.

The following table sets forth discontinued operations restructuring activity that occurred during the current quarter:

                                                            TOTAL NUMBER OF
                                       ACCRUED SEVERANCE  EMPLOYEES ELIGIBLE FOR
                                       AND OTHER RELATED   SEVERANCE AND OTHER
                                           BENEFITS         RELATED BENEFITS
                                       -----------------  ----------------------
                                       (IN THOUSANDS, EXCEPT NUMBER OF EMPLOYEES)
Balance at December 31, 2005           $             160             6
Cash payments / employee terminations               (162)           (6)
Foreign currency translation                           2             -
                                       -----------------           ---
Balance at March 26, 2006              $               -             -
                                       =================           ===

The results of operations and financial position for Manchester, BCC, Raydex, Montrose and Admiral have been classified as discontinued operations in all periods presented.

Results from discontinued operations include the following revenues, loss before taxes and income tax benefit:

THREE MONTHS ENDED                MARCH 26, 2006     MARCH 27, 2005
------------------                --------------     --------------
                                           (IN THOUSANDS)
Revenues                          $       27,644     $       24,827
Loss before taxes                         (1,900)            (1,206)
Income tax benefit                           570                467

Gain (loss) from disposal of discontinued operations includes the following gain
(loss) before taxes and income tax benefit (expense):

THREE MONTHS ENDED                MARCH 26, 2006     MARCH 27, 2005
------------------                --------------     --------------
                                           (IN THOUSANDS)
Gain (loss) before taxes          $       (6,140)    $       10,000
Income tax benefit (expense)               1,842             (3,600)

At March 26, 2006, the only assets or liabilities belonging to the discontinued operations that remained as part of the disposal group were accrued liabilities related to our discontinued BCC operation totaling $0.4 million.

NOTE 4: EUROPEAN RESTRUCTURING

In 2005, we announced our decision to restructure European operations in an effort to reduce manufacturing floor space and overhead. We recognized accelerated depreciation of $1.3 million in cost of sales during the current quarter related to these restructuring actions.

We recognized severance and other related benefits costs within the Europe operating segment totaling $1.1 million ($0.3 million in costs of sales and $0.8 million in SG&A expense) in the first quarter of 2006 related to personnel reductions in Sweden, Germany and the Netherlands because of the restructuring. We will provide contractual termination benefits statutorily defined by the Swedish and German governments to 52 and 3 employees, respectively, and will provide special termination benefits to 2 employees in the Netherlands.

We recognized severance and other related benefits costs within the Europe operating segment totaling $7.7 million ($7.5 million in cost of sales and $0.2 million in SG&A expense) during the year 2005 related to personnel reductions in the Netherlands, the Czech Republic, and the United Kingdom because of the restructuring. We provided contractual termination benefits statutorily defined by the Dutch, Czech and British governments to 61, 78, and 4 employees, respectively. We also offered one-time termination benefits to 1 employee in the United Kingdom.

The following table sets forth European restructuring activity that occurred during the current quarter:

                                                                   TOTAL NUMBER OF
                                          ACCRUED SEVERANCE    EMPLOYEES ELIGIBLE FOR
                                          AND OTHER RELATED     SEVERANCE AND OTHER
                                               BENEFITS           RELATED BENEFITS
                                          -----------------    ----------------------
                                           (IN THOUSANDS, EXCEPT NUMBER OF EMPLOYEES)
Balance at December 31, 2005              $           7,698              144
Cash payments / employee terminations                  (442)             (13)
New charges                                           1,110               57
Foreign currency translation                            181                -
                                          -----------------              ---
Balance at March 26, 2006                 $           8,547              188
                                          =================              ===

We anticipate making substantially all severance payments against these accruals within one year of each accrual date.

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

NOTE 5: BELDEN CDT MERGER RESTRUCTURING

In 2004, we initiated plans to reduce personnel at several legacy CDT locations and recognized severance and other related benefits costs of $14.0 million ($6.7 million, $3.3 million, $2.0 million, $1.7 million and $0.3 million in the financial records of F&A, the Europe segment, the Specialty Products segment, the Belden Americas segment, and the Asia Pacific segment, respectively). These costs were recognized as a liability assumed in the Belden CDT merger and were included in the cost to acquire CDT. The number of employees eligible for severance payments because of these actions was 233. During 2005, we decided to terminate certain restructuring plans related to legacy CDT operations because of improved capacity utilization at those operations. We reduced accrued severance and other related benefits recorded within the Specialty Products segment, the Europe segment, and the Belden Americas segment by $0.8 million, $0.8 million and $0.5 million, respectively, and reduced the portion of the consideration we had previously allocated to goodwill by this same amount. This action reduced the number of employees eligible for severance payments by 76.

The following table sets forth restructuring activity related to the Belden CDT merger that occurred during the current quarter:

                                                                   TOTAL NUMBER OF
                                          ACCRUED SEVERANCE    EMPLOYEES ELIGIBLE FOR
                                          AND OTHER RELATED     SEVERANCE AND OTHER
                                               BENEFITS           RELATED BENEFITS
                                          -----------------    ----------------------
                                           (IN THOUSANDS, EXCEPT NUMBER OF EMPLOYEES)
Balance at December 31, 2005              $           1,978               69
Cash payments / employee terminations                  (549)              (2)
Foreign currency translation                             24                -
                                          -----------------              ---
Balance at March 26, 2006                 $           1,453               67
                                          =================              ===

We anticipate making substantially all severance payments against these accruals within the current year.

NOTE 6: INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income as adjusted for the tax-effected interest expense on our convertible subordinated debentures by the weighted average number of common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Except for additional potential shares associated with our convertible subordinated debentures, additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of our common stock during the period. Additional potential shares associated with our convertible subordinated debentures are calculated by dividing the principal amount of the debentures by their conversion price. Our additional potential dilutive shares currently consist of stock options, stock appreciation rights, nonvested restricted stock awards, and convertible subordinated debentures. Nonvested restricted stock awards carry dividend and voting rights but are not included in the weighted average number of common shares outstanding used to compute basic income per share.

                                                                         MARCH 26,                      MARCH 27,
THREE MONTHS ENDED                                                         2006                           2005
----------------------------------------------------------------------   ---------                      ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator for basic income per share:
 Income from continuing operations                                       $  14,940                      $   7,382
 Loss from discontinued operations                                          (1,330)                          (739)
 Gain (loss) on disposal of discontinued operations                         (4,298)                         6,400
                                                                         ---------                      ---------
  Net income                                                             $   9,312                      $  13,043

Numerator for diluted income per share:
 Income from continuing operations                                       $  14,940                      $   7,382
 Tax-effected interest expense on convertible subordinated debentures          678                            678
                                                                         ---------                      ---------
  Adjusted income from continuing operations                                15,618                          8,060
  Loss from discontinued operations                                         (1,330)                          (739)
  Gain (loss) on disposal of discontinued operations                        (4,298)                         6,400
                                                                         ---------                      ---------
  Adjusted net income                                                    $   9,990                      $  13,721

Denominator:
 Denominator for basic income per share -- weighted average shares          42,550                         47,007
 Effect of dilutive common stock equivalents                                 6,757                          6,677
                                                                         ---------                      ---------
  Denominator for diluted incomeper share -- adjusted weighted average
    shares                                                                  49,307                         53,684

Basic income (loss) per share:
 Continuing operations                                                   $    0.35                      $    0.16
 Discontinued operations                                                     (0.03)                         (0.02)
 Disposal of discontinued operations                                         (0.10)                          0.14
 Net income                                                                   0.22                           0.28

Diluted income (loss) per share:
 Continuing operations                                                   $    0.32                      $    0.15
 Discontinued operations                                                     (0.03)                         (0.01)
 Disposal of discontinued operations                                         (0.09)                          0.12
 Net income                                                                   0.20                           0.26

NOTE 7: INVENTORIES

The major classes of inventories were as follows:

                                           MARCH 26,  DECEMBER 31,
                                             2006         2005
                                          ----------  ------------
                                               (IN THOUSANDS)
Raw materials                             $   65,888  $     67,899
Work-in-process                               49,203        43,857
Finished goods                               155,579       144,659
Perishable tooling and supplies                3,905         3,977
                                          ----------  ------------
Gross inventories                            274,575       260,392
Obsolescence and other reserves              (12,716)      (14,911)
                                          ----------  ------------
Net inventories                           $  261,859  $    245,481
                                          ==========  ============

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

The carrying values of property, plant and equipment were as follows:

                                           MARCH 26,  DECEMBER 31,
                                             2006         2005
                                          ----------  ------------
                                               (IN THOUSANDS)
Land and land improvements                $   23,938  $     23,670
Buildings and leasehold improvements         129,272       128,498
Machinery and equipment                      369,192       380,848
Computer software                             24,363        23,861
Construction in process                       10,298        10,056
                                          ----------  ------------
Gross property, plant and equipment          557,063       566,933
Accumulated depreciation                    (273,949)     (279,155)
                                          ----------  ------------
Net property, plant and equipment         $  283,114  $    287,778
                                          ==========  ============

Disposal

Disclosure regarding the sale of property, plant and equipment belonging to our discontinued Manchester operation is included in Note 3, Discontinued Operations, to the Consolidated Financial Statements.

Depreciation Expense

We recognized total depreciation expense of $12.4 million and $9.7 million during the three months ended March 26, 2006 and March 27, 2005, respectively, which included $2.7 million and $0.5 million for our discontinued Manchester operation, respectively.

Disclosures regarding accelerated depreciation related to the Company's decisions to exit the United Kingdom communications cable market and restructure its European operations are included in Note 3, Discontinued Operations, and
Note 4, European Restructuring, respectively, to the Consolidated Financial Statements.

NOTE 9: INTANGIBLE ASSETS

The carrying values of intangible assets were as follows:

                                                               MARCH 26,     DECEMBER 31,
                                                                 2006            2005
                                                              ----------     ------------
                                                                    (IN THOUSANDS)
Intangible assets subject to amortization:
 Customer relations                                           $   54,777     $     54,608
 Developed technologies                                            6,241            6,179
 Favorable contracts                                               1,094            1,094
 Backlog                                                           1,999            1,976
                                                              ----------     ------------
  Gross intangible assets subject to amortization                 64,111           63,857
  Accumulated amortization                                        (7,405)          (6,634)
                                                              ----------     ------------
     Net intangible assets subject to amortization                56,706           57,223
                                                              ----------     ------------

Intangible assets not subject to amortization:
 Goodwill                                                        272,996          272,290
 Trademarks                                                       15,359           15,236
                                                              ----------     ------------
  Total intangible assets not subject to amortization            288,355          287,526
                                                              ----------     ------------

Net intangible assets                                         $  345,061     $    344,749
                                                              ==========     ============

The Company recognized total amortization expense of $0.6 million and $1.3 million during the three months ended March 26, 2006 and March 27, 2005, respectively.

Goodwill, net of accumulated amortization, was allocated to our operating segments and other business units as follows:

                                      MARCH 26,   DECEMBER 31,
                                        2006          2005
                                      ---------   ------------
                                           (IN THOUSANDS)
Belden Americas Segment               $  60,252   $     60,252
Specialty Products Segment               36,950         36,950
Europe Segment                           31,180         30,474
Finance & Administration                144,614        144,614
                                      ---------   ------------
Consolidated                          $ 272,996   $    272,290
                                      =========   ============

Goodwill allocated to the Europe segment increased from December 31, 2005 because of the impact of translation on goodwill denominated in currencies other than the United States dollar. Certain goodwill has not been assigned to any specific operating segment. Management believes it benefits the entire Company because it represents acquirer-specific synergies unique to the Belden CDT merger and is therefore recognized in the F&A financial records.

NOTE 10: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The carrying values of accounts payable and accrued liabilities were as follows:

                                              MARCH 26,   DECEMBER 31,
                                                2006          2005
                                              ---------   ------------
                                                   (IN THOUSANDS)
Accounts payable                              $ 105,993   $    100,731
Wages, severance and related taxes               32,596         33,370
Employee benefits                                32,323         34,526
Interest                                          2,010          5,485
Other (individual items less than 5%
  of total current liabilities)                  23,040         21,966
                                              ---------   ------------
Total accounts payable and accrued
  liabilities                                 $ 195,962   $    196,078
                                              =========   ============

Accrued Severance and Other Related Benefits

During the current quarter, we recognized severance and other related benefits costs because of personnel reductions in the Specialty Products segment ($0.1 million in SG&A expenses) and the Europe segment ($0.1 million in cost of sales). We notified 5 employees, prior to the end of the quarter, of the pending terminations as well as the amount of one-time termination benefits they each should expect to receive.

During 2004 and 2005, the Company recognized severance and other related benefits costs because of (1) personnel reductions and the closure of a manufacturing facility within the Belden Americas segment ($2.8 million in cost of sales and $0.4 million in SG&A expenses), (2) personnel reductions within the Europe segment ($9.0 million in cost of sales and $0.5 million in SG&A expenses), and (3) personnel reductions within the Asia Pacific segment ($0.2 million in SG&A expenses). The Company notified 236 employees, prior to the end of the respective quarter in which their severance costs were recognized, of the pending terminations as well as the amount of one-time termination benefits they each should expect to receive

We anticipate making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth severance activity that occurred during the three months ended March 26, 2006:

                                                                 TOTAL NUMBER OF
                                          ACCRUED SEVERANCE   EMPLOYEES ELIGIBLE FOR
                                          AND OTHER RELATED    SEVERANCE AND OTHER
                                               BENEFITS          RELATED BENEFITS
                                          -----------------   ----------------------
                                          (In thousands, except number of employees)
Balance at December 31, 2005              $           1,143              16
Cash payments / employee terminations                  (178)             (7)
New charges                                             185               5
Foreign currency translation                              4               -
Other adjustments                                        (7)              -
                                          -----------------             ---
Balance at March 26, 2006                 $           1,147              14
                                          =================             ===

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Environmental Remediation Liabilities

The Company is involved in the environmental remediation of various current and former manufacturing sites. The Company estimates the range of potential costs to remediate environmental sites, which can vary significantly depending on the final determination on the extent of remediation required, the method of remediation required, the Company's share of remediation costs if other parties are involved, and other factors. The Company records a liability for its most likely estimate of remediation costs.

The Company's reserve for environmental remediation and related costs was approximately $6.8 million at March 26, 2006 and $7.2 million at December 31, 2005. The Company expects to fund these environmental remediation liabilities over the next 5 years. It is reasonably possible that a change in the estimated remediation costs will occur before remediation is completed.

NOTE 11: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Revolving Credit Facility

We executed a new credit agreement with a group of 8 banks in January 2006. This new credit agreement provides us with a $165.0 million secured, variable-rate and revolving credit facility expiring in January 2011. The facility is secured by our overall cash flow and our assets in the United States. This new agreement contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. This new agreement also allows us to increase the facility, at any time and from time to time (subject to certain restrictions), to an aggregate amount not exceeding $200.0 million.

The credit agreement executed in January 2006 replaced a $75.0 million agreement executed in October 2003 between us and a group of 6 banks that would have expired in June 2006. We cancelled this old credit agreement in January 2006.

There were no outstanding borrowings at March 26, 2006 under our credit agreement executed in January 2006. We had $154.2 million in borrowing capacity available at March 26, 2006 .We were in compliance with the covenants required by this credit agreement at March 26, 2006.

Convertible Subordinated Debentures

At March 26, 2006, we had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.2 million shares of common stock, at a conversion price of $17.859 per share, upon the occurrence of certain events. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 14, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. At March 26, 2006, one of these conditions--the closing sale price of our common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender--had been satisfied. To date, no holders of the debentures have surrendered their debentures for conversion into shares of our common stock.

The 6.2 million shares of common stock that would be issued if the debentures were converted are included in our calculation of diluted income per share for the three months ended March 26, 2006.

Medium-Term Notes

At March 26, 2006, we had outstanding $121.0 million of unsecured medium-term notes. The agreements for these notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio and minimum net worth, with which we are required to comply. We were in compliance with these covenants at March 26, 2006.

Short-Term Borrowings

At March 26, 2006, we had unsecured, uncommitted arrangements with 7 banks under which we could borrow up to $2.7 million at prevailing interest rates. There were no outstanding borrowings under these arrangements on that date.

NOTE 12:  INCOME TAXES

Net tax expense of $9.0 million for the three months ended March 26, 2006 resulted from income from continuing operations before taxes of $23.9 million. We consider earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, we may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three months ended March 26, 2006 are analyzed below:

THREE MONTHS ENDED MARCH 26, 2006                                AMOUNT                RATE
---------------------------------                           ---------------        -----------
                                                             (IN THOUSANDS, EXCEPT RATE DATA)
Provision at statutory rate                                 $         8,380             35.00%
State income taxes                                                      638              2.70%
Change in valuation allowance                                           455              1.90%
Lower foreign tax rates and other, net                                 (471)            (2.00)%
                                                            ---------------             -----
Total tax expense                                           $         9,002             37.60%
                                                            ===============             =====

NOTE 13:  PENSION AND OTHER POSTRETIREMENT OBLIGATIONS

We sponsor defined benefit pension plans for certain employees in the United States, the United Kingdom, Canada and Germany. Annual contributions to these pension plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities and money market funds.

We also sponsor unfunded postretirement (medical and life insurance) benefit plans in the United States and Canada. The medical benefit portion of the United States plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following table provides the components of net periodic benefit costs for the plans:

                                                PENSION OBLIGATIONS            OTHER POSTRETIREMENT OBLIGATIONS
                                        ---------------------------------      ----------------------------------
                                           MARCH 26,           MARCH 27,          MARCH 26,           MARCH 27,
THREE MONTHS ENDED                            2006               2005                2006               2005
-------------------------               ---------------     --------------     --------------      --------------
                                                                       (IN THOUSANDS)
Service cost                            $        1,729      $        2,732          $     174      $          112
Interest cost                                    2,197               3,440                603                 596
Expected return on plan assets                  (2,547)             (3,903)                 -                   -
Amortization of prior service cost                 (10)                (10)               (27)                (27)
Net (gain) loss recognition                        600                 899                187                 155
                                        --------------      --------------          ---------      --------------
Net periodic benefit cost               $        1,969      $        3,158          $     937      $          836
                                        ==============      ==============          =========      ==============

We contributed $16.6 million and $0.8 million to our pension plans and other postretirement plans, respectively, during the three months ended March 26, 2006. We anticipate contributing $33.7 million and $2.7 million to our pension plans and other postretirement plans, respectively, during 2006.

In connection with the sale of Manchester in the first quarter of 2006, there was a partial curtailment of our United Kingdom pension plan. No gain or loss resulted from the curtailment.

NOTE 14:  SHARE-BASED COMPENSATION PLANS

Prior to January 1, 2006, we accounted for awards issued under our share-based compensation plans using the intrinsic-value method. We did not recognize compensation expense on stock options in the three months ended March 27, 2005 as all options granted had an exercise price equal to the market price of our stock on the date of grant. We did recognize compensation expense on restricted stock awards in the three months ended March 27, 2005 based on intrinsic value, which was equal to the market price of our stock on the date of grant.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (as revised in 2004 and referred to as SFAS 123(R)), Share-Based Payment, using the modified prospective method. This statement requires us to recognize in net income an estimate of expense for stock awards and options over their vesting periods typically determined as of the date of grant. Under the modified prospective application, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we recognized compensation cost for the portion of awards for which the requisite service by the employee has not been rendered that were outstanding on January 1, 2006. The compensation cost for that portion of awards was based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123 in prior years. Results for prior periods have not been restated.

The following summarizes the effect on our results of operations and cash flows for the three months ended March 26, 2006 of changing from the intrinsic-value method to the fair-value method of accounting for share-based compensation:

                                                                      INTRINSIC         FAIR
                                                                        VALUE          VALUE           INCREASE
                                                                       METHOD          METHOD         (DECREASE)
                                                                   --------------    ------------     -------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from continuing operations before taxes                     $      24,397     $     23,942     $       (455)
Income from continuing operations                                         15,224           14,940             (284)
Net income                                                                 9,596            9,312             (284)
Net income per basic share                                                  0.23             0.22            (0.01)
Net income per diluted share                                                0.21             0.20            (0.01)
Cash used by operating activities                                        (10,742)         (11,026)             284
Cash provided by financing activities                                      3,720            4,686              966

The following table illustrates the effect on net income and net income per share if we had accounted for stock options using the fair value method in the three months ended March 27, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

                                                                                THREE MONTHS
                                                                                    ENDED
                                                                               MARCH 27, 2005
                                                                             -----------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
As reported:
 Share-based employee compensation cost, net of tax                          $           332
 Net income                                                                           13,043
 Basic net income per share                                                             0.28
 Diluted net income per share                                                           0.26

Pro forma:
 Share-based employee compensation cost, net of tax                          $           334
 Net income                                                                           13,041
 Basic net income per share                                                             0.28
 Diluted net income per share                                                           0.26

Our 2001 Long-Term Performance Incentive Plan (the PLAN), which is stockholder approved, permits the grant of stock-based awards such as stock options, stock appreciation rights (SARS), restricted stock, and performance shares to our employees and members of our Board of Directors for up to 4.3 million shares of our common stock. We believe that such awards better align the interests of our employees with those of our stockholders. Compensation cost charged against income for this plan and the total income tax benefit recognized for share-based compensation arrangements is included below:

                                                                                THREE                THREE
                                                                             MONTHS ENDED         MONTHS ENDED
                                                                            MARCH 26, 2006       MARCH 27, 2005
                                                                            --------------       ---------------
                                                                                     (IN THOUSANDS)
Total share-based compensation cost charged to SG&A expenses                $         1,210      $            539
Income tax benefit                                                                      455                   192

Stock Appreciation Rights and Stock Options

We currently have outstanding both SARs and stock options with service conditions. SARs may be converted into shares of our common stock in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. We grant stock options with an exercise price equal to the market price of our common stock on the grant date. Stock options become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).

We recognize compensation cost for SARs and stock options based on their fair values. These fair values are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates the assumptions noted in the following table. The aggregate fair value of each award is amortized to expense over that award's vesting period using the straight-line method. We developed the expected term assumption using our historical exercise and post vesting cancellation experience. We developed the expected volatility assumption using our monthly historical price data and other economic data trended into future years.

                                                                            THREE                              THREE
                                                                         MONTHS ENDED                      MONTHS ENDED
                                                                        MARCH 26, 2006                    MARCH 27, 2005
                                                                  -------------------------      ---------------------------------
                                                                  (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE FAIR VALUE AND ASSUMPTIONS)
Weighted-average fair value of SARs and options granted                $             10.86                $              5.00
Total intrinsic value of SARs converted and options exercised                        2,280                                679
Cash received for options exercised                                                  6,918                              2,060
Excess tax benefits realized from SARs converted and options
exercised                                                                              959                                  -

Expected volatility                                                                  36.92%                             38.39%
Expected term (in years)                                                               6.5                                7.0
Risk-free rate                                                                        4.48%                              4.40%
Dividend yield                                                                        0.78%                              6.18%

A summary of stock appreciation right and stock option activity under the Plan as of March 26, 2006, and changes during the three months then ended is presented below:

                                                                      AVERAGE        REMAINING        AGGREGATE
                                                   NUMBER OF          EXERCISE      CONTRACTUAL       INTRINSIC
                                                SARs / OPTIONS         PRICE           TERM             VALUE
                                                --------------    ---------------   ------------    --------------
                                                 (IN THOUSANDS, EXCEPT EXERCISE PRICES AND CONTRACTUAL TERMS)
Outstanding at January 1, 2006                         4,548      $         24.06
Granted                                                  316                25.81
Exercised or converted                                  (359)               19.25
Forfeited or expired                                    (192)               29.97
                                                ------------      ---------------
Outstanding at March 26, 2006                          4,313      $         24.26            5.3        $   10,696
                                                ============      ===============            ===        ==========
Vested or expected to vest at March 26, 2006           4,279      $         24.26            5.3        $   10,612
                                                ============      ===============            ===        ==========
Exercisable or convertible at March 26, 2006           3,178      $         24.93            4.7        $    5,752
                                                ============      ===============            ===        ==========

Restricted Stock Shares and Units

We currently have outstanding restricted stock shares and units, both with service vesting conditions, and restricted stock units with performance vesting conditions. Both restricted stock shares and units with service conditions "cliff vest" in either 3 or 5 years from the grant date. Restricted stock units with performance conditions begin to vest upon satisfaction of certain financial performance conditions on the first anniversary of their grant date and then vest ratably on the second and third anniversaries of their grant date. If the financial performance conditions are not satisfied, the restricted stock units will be forfeited. We believe it is probable that the performance vesting conditions will be satisfied.

We recognize compensation expense for restricted stock shares and units over their vesting periods based on fair value, which is equal to the market price of our stock on the date of grant. Compensation costs for restricted stock shares and units with service conditions are amortized to expense using the straight-line method. Compensation costs for restricted stock units with performance conditions are amortized to expense using the graded attribution method.

                                                                                 THREE                        THREE
                                                                              MONTHS ENDED                 MONTHS ENDED
                                                                             MARCH 26, 2006               MARCH 27, 2005
                                                                          ---------------------       ----------------------
                                                                          (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE FAIR VALUE)
Weighted-average fair value of restricted stock shares and units
granted                                                                      $           25.81          $                 -
Total fair value of restricted stock shares and units vested                 $             683          $               993

A summary of the status of our restricted stock shares and units as of March 26, 2006, and changes during the three months then ended, is presented below:

                                                                                              WEIGHTED-
                                                                                               AVERAGE
                                                                       NUMBER OF              GRANT-DATE
                                                                    SHARES / UNITS            FAIR VALUE
                                                                    --------------         --------------
                                                                     (IN THOUSANDS, EXCEPT FAIR VALUES)
Outstanding at January 1, 2006                                                   222       $        20.16
Granted                                                                          130                25.81
Vested                                                                           (33)               20.69
Forfeited                                                                         (2)               20.50
                                                                    ----------------       --------------
Outstanding at March 26, 2006                                                    317       $        22.42
                                                                    ================       ==============

At March 26, 2006, the total unrecognized compensation cost related to all nonvested awards was $14.0 million. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises. We do not expect to repurchase any shares during 2006, based on estimates of award conversions and exercises during the year.

NOTE 15:  CONTINGENT LIABILITIES

General

Various claims are asserted against us in the ordinary course of business including those pertaining to income tax examinations and product liability, customer, employment, vendor and patent matters. Based on facts currently available, management believes that the disposition of the claims that are pending or asserted will not have a materially adverse effect on our financial position, results of operations or cash flow.

Letters of Credit, Guaranties and Bonds

At March 26, 2006, we were party to unused standby letters of credit and unused bank guaranties totaling $10.7 million and $5.4 million, respectively. We also maintain surety bonds totaling $3.9 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, and the importation of product into the United States and Canada.

Severance and Other Related Benefits

We completed the sale of part of our business in Germany to a management-led buyout group in October 2003. We will retain liability for severance and other related benefits estimated at $0.9 million on March 26, 2006 in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees' duration of employment with the buyout group. We will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related notes, will aid in the understanding of the operating results as well as the financial position, cash flows, indebtedness and other key financial information of the Company. Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates. The following discussion will also contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein under the caption "Forward-Looking Statements", which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

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

We believe that revenue growth, operating margins and working capital management are our key operating performance indicators.

EFFECTS OF INFLATION

The principal raw material we use in many of our products is copper. We also purchase Teflon(R) fluoropolymers, PVC, polyethylene, color chips and insulating materials such as plastic and rubber in large quantities. During 2004, 2005 and 2006, the price of copper has risen significantly and rapidly. Materials such as PVC and other plastics derived from petrochemical feedstocks have also risen in price. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices generally taking effect a few weeks after they are announced. Some original equipment manufacturer and telecommunications customer contracts have provisions which allow us to pass on raw material cost increases, generally with a lag of a few weeks to three months.

EUROPEAN OPERATIONS

In 2005, we announced our decisions to (1) exit the United Kingdom communications cable market and (2) restructure our European operations in an effort to reduce manufacturing floor space and overhead and streamline administrative processes. In 2006, we sold certain assets and liabilities of our operation in Manchester, United Kingdom and announced the upcoming closure of our manufacturing facility in Orebro, Sweden.

As a result of these decisions, we recognized asset impairment expense of $12.8 million, severance expense of $9.8 million, and accelerated depreciation of $7.1 million from our announcement date in 2005 through the first quarter of 2006. We may recognize additional restructuring costs and associated expenses during 2006. We may recognize additional asset impairment expenses or losses on the disposal of assets during the European restructuring.

OPERATING SEGMENTS

We conduct our operations through four reported operating segments--the Belden Americas segment, the Specialty Products segment, the Europe segment, and the Asia Pacific segment. The Belden Americas segment, the Specialty Products segment and the Europe segment all design, manufacture, and market metallic cable, fiber optic cable, connectivity products, and certain other non-cable products with industrial, communications/networking, video/sound/security, and transportation/defense applications. The Asia Pacific segment markets these same products, but currently has no design or manufacturing capabilities. We sell these products principally through distributors or directly to systems integrators, OEMs, and large telecommunications companies.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 26, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 27, 2005

CONTINUING OPERATIONS

Revenues generated in the three months ended March 26, 2006 increased 12.4% to $321.9 million from revenues generated in the three months ended March 27, 2005 of $286.3 million because of increased selling prices and increased sales volume partially offset by unfavorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of sales price increases implemented by the Company during 2005 and 2006 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks and improved pricing practices at certain of our operations. Higher unit sales of products with industrial and video/sound/security applications were partially offset by a volume decrease in sales of products with communications/networking applications.

Gross profit increased 16.9% to $73.4 million in the three months ended March 26, 2006 from $62.8 million in the three months ended March 27, 2005 primarily because of improved pricing practices in certain of our operations, higher sales volumes, and the current-quarter impact of our manufacturing cost reduction initiatives. These positive factors were partially offset by higher product costs resulting from increased purchase prices for copper and commodities derived from petrochemical feedstocks and $1.3 million of accelerated depreciation of certain European assets because of our restructuring efforts. Gross profit as a percent of revenues increased from 21.9% in the first quarter of 2005 to 22.8% in the current quarter because of the previously mentioned items and increased manufacturing utilization as a result of plant rationalization and consolidation.

Operating income increased 84.0% to $27.0 million for the three months ended March 26, 2006 from $14.7 million for the three months ended March 27, 2005 because of higher gross profit and a decrease in selling, general and administrative (SG&A) expenses. These expenses decreased to $46.5 million in the first quarter of 2006 from $48.1 million for the first quarter of 2005 primarily because of the impact of cost reduction initiatives (including 2005 personnel reductions) partially offset by an increase in share-based compensation expense resulting from the 2006 adoption of Statement of Financial Accounting Standards
(SFAS) No. 123(R) and an increase in severance expense resulting from the European restructuring and other 2006 personnel reductions. Operating income as a percent of revenues improved from 5.1% in the first quarter of 2005 to 8.4% in the current quarter because of the previously mentioned items.

Income from continuing operations before taxes increased 108.5% to $23.9 million in the three months ended March 26, 2006 from $11.5 million in the three months ended March 27, 2005 primarily because of higher operating income.

The Company's effective annual tax rate increased to 37.6% in the three months ended March 26, 2006 from 35.7% in the three months ended March 27, 2005 primarily attributable to a smaller relative benefit of permanent deductions to a larger pretax income amount and to losses in foreign jurisdictions for which no tax benefit is currently available.

Income from continuing operations increased 102.4% to $14.9 million in the three months ended March 26, 2006 from $7.4 million in the three months ended March 27, 2005 because of higher income from continuing operations before taxes partially offset by higher income tax expense.

BELDEN AMERICAS SEGMENT

                                                                       March 26,        March 27,          %
Three months ended                                                       2006             2005          Change
------------------------                                              ----------       ----------       ----------
                                                                          (in thousands, except percentages)
Total revenues                                                        $  190,278       $  160,386           18.6%
Operating income                                                          31,033           16,644           86.5%
  as a percent of total revenues                                            16.3%            10.4%

Belden Americas total revenues (which includes affiliate revenues) increased 18.6% primarily because of sales price increases that we implemented in 2005 and 2006 in response to rising raw material costs, improved pricing behavior at operations manufacturing products with communications/networking applications, and increased demand for products with industrial applications by customers in the oil and gas, paper and pulp, automotive, power generation, and food processing industries. Operating income increased 86.5% primarily because of improved revenues, share gains and price realization in some of our stronger businesses, improved factory utilization and cost absorption that resulted from both the 2005 actions and the rising demand, and the impact of 2005 cost reduction initiatives (including manufacturing facility closures) partially offset by increased share-based compensation costs resulting from the adoption of SFAS No. 123(R).

SPECIALTY PRODUCTS SEGMENT

                                                                       March 26,        March 27,         %
Three months ended                                                       2006              2005         Change
-----------------------------                                         ----------       ----------       ----------
                                                                          (in thousands, except percentages)
Total revenues                                                        $   66,088       $   57,974           14.0%
Operating income                                                           6,902            7,428           -7.1%
  as a percent of total revenues                                            10.4%            12.8%

Specialty Products total revenues increased 14.0% primarily because of sales price increases that we implemented in 2005 and 2006 in response to rising raw material costs, improved pricing behavior at certain operations manufacturing networking products, and increased demand for both industrial products and aerospace products. Operating income decreased 7.1% primarily because of the rising costs of copper and commodities derived from petrochemical feedstocks and increased share-based compensation costs resulting from the adoption of SFAS No. 123(R).

EUROPE SEGMENT

                                                                       March 26,        March 27,          %
Three months ended                                                       2006             2005           Change
-------------------------                                             -----------      -----------      --------
                                                                          (in thousands, except percentages)
Total revenues                                                        $    75,148      $    80,549          -6.7%
Operating income (loss)                                                    (1,140)             719        -258.6%
  as a percent of total revenues                                             -1.5%             0.9%

Europe total revenues decreased by 6.7% primarily because of the discontinuation in 2005 of some unprofitable product lines, some distributor buy-ahead in the fourth quarter of 2005 to take advantage of rebates, a weak quarter with Deutsche Telecom for weather-related reasons, and unfavorable foreign currency translation partially offset by the impact of sales price increases implemented in 2005 in response to rising raw material costs and improved demand for products with industrial applications. Europe operating results reflect a deterioration from operating income of $0.7 million in the first quarter of 2005 to an operating loss of $1.1 million in the current quarter. This deterioration resulted primarily from the rising costs of copper and commodities derived from petrochemical feedstocks, accelerated depreciation and severance costs related to restructuring actions, and increased share-based compensation costs because of the adoption of SFAS No. 123(R) partially offset by the impact of cost reduction initiatives throughout the segment.

ASIA PACIFIC SEGMENT

                                                                       March 26,        March 27,         %
Three months ended                                                       2006              2005         Change
----------------------------------                                    ----------       ----------     -----------
                                                                          (in thousands, except percentages)
Total revenues                                                        $   12,809       $   10,980           16.7%
Operating income                                                           1,453               95        1,429.5%
  as a percent of total revenues                                            11.3%             0.9%

Asia Pacific total revenues increased by 16.7% primarily because of increased demand for products with industrial and video/sound/security applications, sales price increases implemented in 2005 in response to rising raw material costs, and improvement in sales representation over the past year. Operating income increased from $0.1 million in the first quarter of 2005 to $1.5 million in the current quarter primarily because of the favorable revenue comparison and the impact of cost reduction initiatives.

DISCONTINUED OPERATIONS

During each of the periods presented we reported five operations--our telecommunications cable business in Manchester, United Kingdom (MANCHESTER); Belden Communications Company in Phoenix, Arizona (BCC); Raydex/CDT Ltd. in Skelmersdale, United Kingdom; Montrose/CDT in Auburn, Massachusetts; and Admiral/CDT in Wadsworth, Ohio and Barberton, Ohio--as discontinued operations. Loss from discontinued operations for the quarter ended March 26, 2006 includes $27.6 million of revenues and $1.9 million of loss before income tax benefits. We recognized a loss on the disposal of discontinued operations in the amount of $6.1 million before tax ($4.3 million after tax) during the first quarter of 2006 related to Manchester. Loss from discontinued operations for the quarter ended March 27, 2005 includes $24.8 million of revenues and $1.2 million of loss before income tax benefits. We recognized a gain on the disposal of discontinued operations in the amount of $10.0 million before tax ($6.4 million after tax) during the first quarter of 2005 related to BCC.

At March 26, 2006, the only assets or liabilities belonging to the discontinued operations that remained as part of the disposal group were accrued liabilities related to our discontinued BCC operation totaling $0.4 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash liquidity included cash and cash equivalents and amounts available under credit facilities. Generally, our primary source of cash has been from business operations. Cash sourced from credit facilities and other borrowing arrangements has historically been used to fund business acquisitions. We believe that the sources listed above are sufficient to fund the current requirements of working capital, to make scheduled pension contributions for our retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments and to support our short-term and long-term operating strategies.

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

Planned capital expenditures for 2006 are approximately $30.0 million. We have the ability to revise and reschedule the anticipated capital expenditure program should our financial position require it.

Customer demand, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our needs from business operations.

Net cash inflow during the current quarter totaled $18.6 million. The disposal of discontinued operations provided $27.9 million of cash during this period.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used for operating activities in the first three months of 2006 totaled $11.0 million and included $12.4 million of other non-cash operating expenses and a $32.7 million net increase in operating assets and liabilities. Other non-cash operating expenses consisted of depreciation, amortization, deferred tax expense, share-based compensation, and a loss on the disposal of tangible assets partially offset by excess tax benefits recognized on share-based compensation. The net increase in operating assets and liabilities resulted primarily from increased receivables, increased inventories, increased current income taxes and decreased accounts payable and accrued liabilities partially offset by decreased other net operating assets and liabilities.

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by investing activities totaled $24.8 million in the first three months of 2006. We received proceeds on the sale of certain tangible assets of our discontinued Manchester, United Kingdom operation totaling $27.9 million during the current quarter. This cash source was partially offset by capital expenditures totaling $3.1 million during the current quarter.

CASH FLOW FROM FINANCING ACTIVITIES

Net cash provided by financing activities during the first three months of 2006 totaled $4.7 million. During the current quarter, we received proceeds from the exercise of stock options totaling $6.9 million and recognized excess tax benefits related to share-based compensation in the amount of $1.0 million. These cash sources were partially offset by the payment of dividends of $.05 per share to stockholders during the quarter, which resulted in cash outflow of $2.1 million and the payment of debt issuance costs in the amount of $1.1 million.

During the quarter ended March 26, 2006, there were no material changes outside the ordinary course of business to the Company's contractual obligations presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the period ended December 31, 2005.

WORKING CAPITAL

Current assets less cash and cash equivalents decreased 2.7% from December 31, 2005 to March 26, 2006 primarily because of the decrease in current assets of discontinued operations. Current assets of discontinued operations were eliminated during the first quarter of 2006 because of our sale of certain assets of the discontinued Manchester, United Kingdom business. Receivables and inventories increased 15.9% and 6.7%, respectively, from December 31, 2005 to March 26, 2006 mainly because of higher sales levels and increased costs for copper and commodities derived from petrochemical feedstocks.

Current liabilities decreased 4.9%, from December 31, 2005 to March 26, 2006 primarily because of the decrease in current liabilities of discontinued operations. Current liabilities of discontinued operations decreased from December 31, 2005 to March 26, 2006 because of our sale of certain liabilities of the discontinued Manchester, United Kingdom business during the current quarter.

LONG-LIVED ASSETS

Our long-lived assets consist of property, plant and equipment, goodwill, intangible assets such as patents, trademarks, backlog, favorable contracts and customer relationships, and other assets such as prepaid pension contributions and prepaid debt service costs. Long-lived assets increased 1.1% from December 31, 2005 to March 26, 2006 primarily because of a $10.5 million contribution to our United Kingdom pension plan during the current quarter.

LONG-TERM LIABILITIES

Our long-term liabilities other than long-term debt consist of postretirement benefit obligations, deferred income taxes and other long-term liabilities such as accrued incentive compensation and accrued environmental remediation costs which we do not expect to settle within the upcoming year. Long-term liabilities other than long-term debt increased 3.0% from December 31, 2005 to March 26, 2006 primarily because of an increase in deferred income taxes.

CAPITAL STRUCTURE

Our capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders' equity. The capital structure increased 2.2% during the first quarter of 2006 because of an increase in stockholders' equity.

Discussion regarding our various borrowing arrangements is included in Note 11, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Stockholders' equity increased by 3.0% from December 31, 2005 to March 26, 2006 primarily because of increases in additional paid-in capital and retained earnings and improvement in accumulated other comprehensive loss. Additional paid-in capital increased primarily because of stock option exercises. Retained earnings increased primarily because of net income partially offset by dividends. Accumulated other comprehensive loss improved primarily because of the positive effect of currency exchange rates on financial statement translation.

OFF-BALANCE SHEET ARRANGEMENTS

We were not a party to any off-balance sheet arrangements at March 26, 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. We consider the accounting policies described in Critical Accounting Policies within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005 to be our most critical accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. We believe these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

During the three months ended March 26, 2006:

      -     We did not change any of our existing critical accounting policies;

      - No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate;

      - There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed; and

      - We did adopt one new critical accounting policy, share-based compensation, as described below.

SHARE-BASED COMPENSATION

We compensate certain employees with various forms of share-based payment awards-- stock appreciation rights (SARs), stock options, restricted stock units, and performance stock units. We recognize compensation cost for SARs and stock options based on the fair values of these awards. These fair values are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates certain assumptions regarding the expected term of an award, stock volatility, dividend yield, and risk-free investment rates. We developed the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, our expected volatility, known blackout periods that may trigger automatic early exercise or delay exercise, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on monthly historical price data for our stock as well as the stock of legacy Belden and legacy CDT separately and other economic data trended into future years, information about our corporate and capital structure, and the extent to which currently available information indicates that future volatility is reasonably expected to differ from historical volatility. The dividend yield is the ratio of historical per-annum dividends paid per share of our common stock to the market price of our common stock on the grant date. The assumption made with regard to dividend yield is that current dividend payment practices will continue in the future. The risk-free rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the valuation model. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based payments compensation cost to be recognized in our operating results over the service period of the award. We developed the forfeiture assumption based on our historical pre-vesting cancellation experience.

Discussion regarding the adoption of SFAS No. 123(R) is included in Note 14, Share-Based Compensation Plans, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

OUTLOOK

We anticipate relatively strong end markets in both North America and Asia in 2006; however, we expect somewhat slower growth in Europe. We estimate that unit volumes will increase between 3.0% and 5.0% for 2006 compared with 2005. Revenue will also increase because of higher prices, largely in response to higher raw material costs.

Management expects improvement in operating income from all parts of the Company--particularly, from Europe and certain North American operations that manufacture products with communications/networking applications. Restructuring in Europe is well under way, and management believes its recent reorganization in North America will help leverage the Company's strengths and improve the contribution made to operating income by the North American operations mentioned above. We anticipate operating margins will reflect continued product mix enrichment for networking products and will include further migration to higher bandwidth cables, more 10-gigabit projects, and an increasing proportion of connectivity sales. We will also benefit from the full-year realization of Belden CDT merger synergies in 2006.

Management anticipates the Company will generate diluted income from continuing operations per share, excluding any further restructuring charges, between $1.55 and $1.70 in 2006. This outlook includes $.02 to $.03 of incremental stock option expense related to the adoption of SFAS No. 123(R).

We anticipate funding $33.7 million in pension contributions and $2.7 million in contributions for other postretirement benefit plans in 2006. We also plan to pay off tranches of both our 1997 and 1999 medium-term notes totaling $59.0 million during 2006. We anticipate we will have sufficient funds to satisfy these cash requirements.

Management expects that the Company's effective tax rate for continuing operations in 2006 will be 37.6%. Because of net operating loss carryforwards and deductible temporary differences, we anticipate that cash payments of United States income taxes during 2006 will be significantly less than tax expense. Cash payments of income taxes for foreign jurisdictions will approximate tax expense.

Depreciation and amortization for continuing operations are expected to total approximately $37.0 million in 2006. Capital expenditures for Belden CDT during 2006 are expected to be approximately $30.0 million.

We have incurred severance and executive succession charges related to the discontinuation of certain operations and with other actions intended to reduce costs. The amount of the charges recognized but not funded as of March 26, 2006 is $11.6 million. Management expects that that all of these charges will be funded in 2006. This will have a negative effect on cash flow. Management expects that there may be additional restructuring charges (severance and asset impairment) in future periods that would have a negative effect on both operating results and cash flow.

We anticipate that annual dividends in the aggregate of $.20 per common share ($.05 per common share each quarter) will be paid to all common stockholders.

FORWARD-LOOKING STATEMENTS

The statements set forth in this report other than historical facts, including those noted in the "Outlook" section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which we operate, general economic conditions, and management's beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, our actual results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

Our actual results may differ materially from such forward-looking statements for the following reasons:

      - Changing economic conditions in the United States, Europe and parts of Asia (and the impact such conditions may have on our sales);

      - Changes in raw material costs (specifically, costs for copper, Teflon FEP(R) and commodities derived from petrochemical feedstocks) and availability;

      - The pricing of our products (including our ability to adjust product pricing in a timely manner in response to raw material cost volatility);

      - The ability to successfully implement its announced restructuring plans;

      - The level of business spending in the United States, Canada, Europe, and other markets on information technology and the building or reconfiguring of network infrastructure;

      -     Demand and acceptance of our products by customers and end users;

      -     The success of implementing cost-saving programs and initiatives;

      - Our continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis;

      - Increasing price, product and service competition from competitors, including new entrants;

      -     The creditworthiness of our customers;

      -     Developments in technology;

      -     Energy costs;

      - The threat of displacement from competing technologies (including wireless and fiber optic technologies);

      -     The outcome of routine labor negotiations in Canada and Europe;

      -     Changes in foreign currency exchange rates;

      -     Reliance on large distributor customers;

      -     The threat of war and terrorist activities; and

      - Other factors noted in this report and other Securities Exchange Act of 1934 filings of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to the Company's operations result primarily from general economic conditions, interest rates, foreign exchange rates, certain commodity prices and concentrations of credit. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures About Market Risks, of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 provides more information as to the types of practices and instruments used to manage risk. There was no material change in the Company's exposure to market risks since December 31, 2005 other than commodities pricing discussed in the section entitled "Effects of Inflation" in Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (about 147 of which the Company was aware at May 1, 2006) in which the Company is one of many defendants, 48 of which are scheduled for trial during 2006.

Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. As of May 1, 2006, in 22 of these cases, plaintiffs generally allege only damages in excess of some dollar amount (i.e., in one case, not less than $15 thousand and in the other cases, in excess of $50.0 thousand in compensatory damages and $50.0 thousand in punitive damages). In 123 of these cases, plaintiffs generally do not allege a specific monetary damage demand. As to each of the other 2 cases, the plaintiffs generally allege $5.0 million in compensatory and $5.0 million in punitive damages. In none of these cases do plaintiffs allege claims for specific dollar amounts as to any defendant. Based on the Company's experience in such litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company's ultimate liability.

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

Through May 1, 2006, the Company had been dismissed (or reached agreement to be dismissed) in approximately 158 similar cases without any going to trial, and with only 7 of these involving any payment to the claimant. Some of these cases were dismissed without prejudice primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. The Company has insurance that it believes should cover a significant portion of any defense or settlement costs borne by the Company in these types of cases.

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

ITEM 1A: RISK FACTORS

There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6: EXHIBITS

Exhibits

Exhibit 10.1      Belden CDT Inc. Stock Appreciation Rights Award Agreement for Award Recipients Other than
                  John S. Stroup

Exhibit 10.2      Belden CDT Inc. Performance Stock Units Award Agreement for Award Recipients Other than
                  John S. Stroup

Exhibit 10.3      Belden CDT Inc. Restricted Stock Units Award Agreement for Award Recipients

Exhibit 10.4      Belden CDT Inc. Stock Appreciation Rights Award Agreement for John S. Stroup

Exhibit 10.5      Belden CDT Inc. Performance Stock Units Award Agreement for John S. Stroup

Exhibit 10.6      Belden CDT Inc. Annual Cash Incentive Plan Agreement

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

                            BELDEN CDT INC.

Date:  May 5, 2006          By:  /s/ John S. Stroup
                                 ----------------------------------------------
                                 John S. Stroup
                                 President, Chief Executive Officer and Director

Date:  May 5, 2006          By:  /s/ Stephen H. Johnson
                                 -----------------------------------------------
                                 Stephen H. Johnson
                                 Treasurer and Interim Chief Financial Officer

Date:  May 5, 2006          By:  /s/ John S. Norman
                                 -------------------------------------------   -
                                 John S. Norman
                                 Controller and Chief Accounting Officer