Form 10-Q
period 2006-06-30
BELDEN CDT INC.
filed 2006-08-03
CIK 913142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2006

                          COMMISSION FILE NO. 001-12561

                                   ----------

                                 BELDEN CDT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

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

                                   ----------

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     The registrant is a large accelerated filer and is not a shell company.

     Following is the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS               OUTSTANDING AT JULY 31, 2006
            -----               ----------------------------
Common Stock, $0.01 Par Value            43,442,584


================================================================================
Exhibit Index on Page 26                                            Page 1 of 27

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BELDEN CDT INC.
CONSOLIDATED BALANCE SHEETS

                                                               JUNE 25, 2006   DECEMBER 31, 2005
                                                               -------------   -----------------
                                                                (UNAUDITED)
                                                                         (IN THOUSANDS)
                           ASSETS
Current assets:
   Cash and cash equivalents                                    $  195,784        $   134,638
   Receivables                                                     240,292            174,360
   Inventories                                                     268,536            245,481
   Deferred income taxes                                            27,839             27,845
   Other current assets                                              6,341              8,015
   Current assets of discontinued operations                            --             56,997
                                                                ----------        -----------
      Total current assets                                         738,792            647,336

Property, plant and equipment, less accumulated depreciation       280,572            287,778
Goodwill, less accumulated amortization                            273,882            272,290
Other intangibles, less accumulated amortization                    71,873             72,459
Other long-lived assets                                             17,968              6,214
                                                                ----------        -----------
                                                                $1,383,087        $ 1,286,077
                                                                ==========        ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                     $  223,730        $   196,078
   Current maturities of long-term debt                             59,054             59,000
   Current liabilities of discontinued operations                      463             13,342
                                                                ----------        -----------
      Total current liabilities                                    283,247            268,420

Long-term debt                                                     172,000            172,051
Postretirement benefits other than pensions                         34,450             33,167
Deferred income taxes                                               81,104             73,851
Other long-term liabilities                                         18,121             17,166
Minority interest                                                    8,796              7,914
Stockholders' equity:
   Preferred stock                                                      --                 --
   Common stock                                                        503                503
   Additional paid-in capital                                      567,112            540,430
   Retained earnings                                               317,393            290,870
   Accumulated other comprehensive income (loss)                    11,750             (6,881)
   Unearned deferred compensation                                       --               (336)
   Treasury stock                                                 (111,389)          (111,078)
                                                                ----------        -----------
      Total stockholders' equity                                   785,369            713,508
                                                                ----------        -----------
                                                                $1,383,087        $ 1,286,077
                                                                ==========        ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

BELDEN CDT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       ---------------------   ---------------------
                                                        JUNE 25,    JUNE 26,    JUNE 25,    JUNE 26,
                                                          2006        2005        2006        2005
                                                       ---------   ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                               $ 409,568   $ 311,438   $ 731,473   $ 597,706
Cost of sales                                           (317,391)   (239,162)   (565,881)   (462,645)
                                                       ---------   ---------   ---------   ---------
   Gross profit                                           92,177      72,276     165,592     135,061
Selling, general and administrative expenses             (53,013)    (55,917)    (99,472)   (104,051)
Asset impairment                                          (2,361)         --      (2,361)         --
                                                       ---------   ---------   ---------   ---------
   Operating income                                       36,803      16,359      63,759      31,010
Interest expense                                          (3,701)     (3,918)     (7,493)     (7,676)
Interest income                                            1,644       1,318       2,639       2,074
Minority interest                                           (252)       (169)       (469)       (336)
                                                       ---------   ---------   ---------   ---------
   Income from continuing operations before taxes         34,494      13,590      58,436      25,072
Income tax expense                                       (12,970)     (4,732)    (21,972)     (8,832)
                                                       ---------   ---------   ---------   ---------
   Income from continuing operations                      21,524       8,858      36,464      16,240
Gain (loss) from discontinued operations,
   net of tax (Note 3)                                        --       1,144      (1,330)        405
Gain (loss) on disposal of discontinued
   operations, net of tax (Note 3)                            --       8,763      (4,298)     15,163
                                                       ---------   ---------   ---------   ---------
      Net income                                       $  21,524   $  18,765   $  30,836   $  31,808
                                                       =========   =========   =========   =========
Weighted average number of common
   shares and equivalents:
   Basic                                                  43,036      46,971      42,801      46,989
   Diluted                                                50,026      53,472      49,679      53,568
Basic income (loss) per share:
   Continuing operations                               $    0.50   $    0.19   $    0.85   $    0.35
   Discontinued operations                                    --        0.02       (0.03)       0.01
   Disposal of discontinued operations                        --        0.19       (0.10)       0.32
      Net income                                            0.50        0.40        0.72        0.68
Diluted income (loss) per share:
   Continuing operations                               $    0.44   $    0.18   $    0.76   $    0.33
   Discontinued operations                                    --        0.02       (0.03)       0.01
   Disposal of discontinued operations                        --        0.16       (0.08)       0.28
      Net income                                            0.44        0.36        0.65        0.62
Dividends declared per share                           $    0.05   $    0.05   $    0.10   $    0.10
Reconciliation between net income and
   comprehensive income:
      Net income                                       $  21,524   $  18,765   $  30,836   $  31,808
      Adjustments to translation component of equity      13,392     (16,002)     18,784     (30,645)
      Adjustments to minimum pension liability              (107)         96        (153)        203
                                                       ---------   ---------   ---------   ---------
         Comprehensive income                          $  34,809   $   2,859   $  49,467   $   1,366
                                                       =========   =========   =========   =========

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements

BELDEN CDT INC.
CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                --------------------
                                                                                 JUNE 25,   JUNE 26,
                                                                                   2006       2005
                                                                                ---------   --------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                                   $ 30,836    $ 31,808
   Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                               21,300      18,736
      Asset impairment                                                             2,361          --
      Deferred income tax expense                                                 12,416       7,057
      Pension funding in excess of pension expense                               (17,146)     (5,130)
      Share-based compensation                                                     2,246       1,401
      Loss (gain) on disposal of tangible assets                                   6,319     (23,692)
      Changes in operating assets and liabilities, net of the effects of currency exchange rate changes:
         Receivables                                                             (58,327)    (26,951)
         Inventories                                                             (18,943)    (14,406)
         Accounts payable and accrued liabilities                                 27,734      32,866
         Other assets and liabilities, net                                         7,449       8,565
                                                                                --------     --------
            Net cash provided by operating activities                             16,245      30,254
Cash flows from investing activities:
   Proceeds from disposal of tangible assets                                      30,153      36,894
   Capital expenditures                                                           (7,280)    (13,690)
                                                                                --------    --------
            Net cash provided by investing activities                             22,873      23,204
Cash flows from financing activities:
   Proceeds from exercise of stock options                                        20,793       2,528
   Excess tax benefits related to share-based compensation                         3,668          --
   Cash dividends paid                                                            (4,313)     (4,731)
   Debt issuance costs                                                            (1,063)         --
   Share repurchase program payments                                                  --     (14,654)
   Payments under borrowing arrangements                                              --      (1,986)
                                                                                --------    --------
            Net cash provided by (used for) financing activities                  19,085     (18,843)
Effect of foreign currency exchange rate changes on cash and cash equivalents      2,943      (2,906)
                                                                                --------    --------
Increase in cash and cash equivalents                                             61,146      31,709
Cash and cash equivalents, beginning of period                                   134,638     188,798
                                                                                --------    --------
Cash and cash equivalents, end of period                                        $195,784    $220,507
                                                                                ========    ========

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements

BELDEN CDT INC.
CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS
SIX MONTHS ENDED JUNE 25, 2006 AND JUNE 26, 2005
(UNAUDITED)


                                                                                                        ACCUMULATED
                                   COMMON STOCK                        TREASURY SHARES     UNEARNED        OTHER
                                  --------------   PAID-IN  RETAINED  -----------------    DEFERRED    COMPREHENSIVE
                                  SHARES  AMOUNT   CAPITAL  EARNINGS  SHARES    AMOUNT   COMPENSATION  INCOME (LOSS)     TOTAL
                                  ------  ------  --------  --------  ------  ---------  ------------  -------------   --------
                                                                          (IN THOUSANDS)
Balance at December 31, 2004      50,211   $502   $531,984  $252,114  (3,009) $      --     $(2,462)      $ 27,862     $810,000
Net income                                                    31,808                                                     31,808
Foreign currency translation                                                                               (30,645)     (30,645)
Minimum pension liability                                                                                      203          203
                                                                                                                       --------
   Comprehensive income                                                                                                   1,366
Exercise of stock options            122      1      2,614                29        (87)                                  2,528
Share-based compensation                               188                10         --                                     188
Forfeiture of stock by incentive
   plan participants in lieu of
   cash payment of individual
   tax liabilities related to
   share-based compensation                                              (13)      (265)                                   (265)
Share repurchase program                                                (713)   (14,654)                                (14,654)
Amortization of unearned
   deferred compensation                                                                      1,478                       1,478
Cash dividends ($.05 per share)                               (4,731)                                                    (4,731)
Other                                                  386       314                                                        700
                                  ------   ----   --------  --------  ------  ---------     -------       --------     --------
Balance at June 26, 2005          50,333   $503   $535,172  $279,505  (3,696) $ (15,006)    $  (984)      $ (2,580)    $796,610
                                  ======   ====   ========  ========  ======  =========     =======       ========     ========
Balance at December 31, 2005      50,346   $503   $540,430  $290,870  (8,010) $(111,078)    $  (336)      $ (6,881)    $713,508
Net income                                                    30,836                                                     30,836
Foreign currency translation                                                                                18,784       18,784
Minimum pension liability                                                                                     (153)        (153)
                                                                                                                       --------
   Comprehensive income                                                                                                  49,467
Exercise of stock options                           20,949             1,040       (156)                                 20,793
Share-based compensation                             6,298                13        229                                   6,527
Forfeiture of stock by incentive
   plan participants in lieu of
   cash payment of individual
   tax liabilities related to
   share-based compensation          (11)             (229)               (4)      (384)                                   (613)
Adoption of SFAS No. 123(R)                           (336)                                     336                          --
Cash dividends ($.05 per share)                               (4,313)                                                    (4,313)
                                  ------   ----   --------  --------  ------  ---------     -------       --------     --------
Balance at June 25, 2006          50,335   $503   $567,112  $317,393  (6,961) $(111,389)    $    --       $ 11,750     $785,369
                                  ======   ====   ========  ========  ======  =========     =======       ========     ========

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

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end.

Impact of Newly Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this Interpretation effective January 1, 2007 and are currently in the process of evaluating the method of adoption and the impact that adoption of this Interpretation will have on our operating results, cash flows and financial condition.

NOTE 2: OPERATING SEGMENTS

During the first quarter of 2006, we announced organizational changes that resulted in a change in our reportable segments. We now conduct our operations through four reportable segments--the Belden Americas segment, the Specialty Products segment, the Europe segment, and the Asia Pacific segment. We have reclassified prior year segment disclosures to conform to the new segment presentation.

We evaluate segment performance and allocate resources based on operating income. Operating income of the segments includes all the ongoing costs of operations, but excludes interest and income taxes. Allocations to or from these segments are not significant. Transactions between the segments are conducted on an arms-length basis. With the exception of unallocated goodwill, certain unallocated tax assets, and tangible assets located at the corporate headquarters, substantially all of our assets are utilized by the segments.

Operating Segment Information

Finance and administration costs reflected in the column entitled F&A in the tables below represent corporate headquarters operating, treasury and income tax expenses. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues and affiliate cost of sales.

                                    BELDEN    SPECIALTY                ASIA
                                   AMERICAS    PRODUCTS    EUROPE     PACIFIC      F&A     ELIMINATIONS     TOTAL
                                   --------   ---------   --------   --------   --------   ------------   --------
                                                                    (IN THOUSANDS)
THREE MONTHS ENDED JUNE 25, 2006
External customer revenues         $219,830    $ 73,582   $100,501    $15,655   $     --     $     --     $409,568
Affiliate revenues                   18,802       8,845      1,873         --         --      (29,520)          --
Operating income (loss)              37,796       9,498         69      1,480     (6,776)      (5,264)      36,803

THREE MONTHS ENDED JUNE 26, 2005
External customer revenues         $152,238    $ 61,950   $ 84,425    $12,825   $     --     $     --     $311,438
Affiliate revenues                   23,435       4,038      2,925         --         --      (30,398)          --
Operating income (loss)              20,912       8,622      2,748        434    (11,482)      (4,875)      16,359

SIX MONTHS ENDED JUNE 25, 2006
External customer revenues         $395,196    $134,300   $173,513    $28,464   $     --     $     --     $731,473
Affiliate revenues                   33,714      14,215      4,009         --         --      (51,938)          --
Operating income (loss)              68,829      16,400     (1,071)     2,933    (13,041)     (10,291)      63,759

SIX MONTHS ENDED JUNE 26, 2005
External customer revenues         $294,659    $115,870   $163,372    $23,805   $     --     $     --     $597,706
Affiliate revenues                   41,400       8,092      4,527         --         --      (54,019)          --
Operating income (loss)              37,556      16,050      3,467        529    (17,434)      (9,158)      31,010

The following table is a reconciliation of the total of the reportable segments' operating income to consolidated income from continuing operations before taxes:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 25,   JUNE 26,   JUNE 25,   JUNE 26,
                                                   2006       2005       2006       2005
                                                 --------   --------   --------   --------
                                                               (IN THOUSANDS)
Operating income                                 $36,803    $16,359    $63,759    $31,010
Interest expense                                  (3,701)    (3,918)    (7,493)    (7,676)
Interest income                                    1,644      1,318      2,639      2,074
Minority interest                                   (252)      (169)      (469)      (336)
                                                 -------    -------    -------    -------
Income from continuing operations before taxes   $34,494    $13,590    $58,436    $25,072
                                                 =======    =======    =======    =======

NOTE 3: DISCONTINUED OPERATIONS

In the first half of 2006, we sold certain assets and liabilities of our telecommunications cable operation in Manchester, United Kingdom for approximately $28.6 million cash and terminated, without penalty, our supply agreement with British Telecom plc. We recognized a $4.3 million after-tax loss on the disposal of this discontinued operation.

During 2005, we sold substantially all of the remaining assets of our discontinued operations in Phoenix, Arizona; Skelmersdale, United Kingdom; Auburn, Massachusetts; and Barberton, Ohio, for approximately $40.0 million cash. We recognized a $15.2 million after-tax gain (which included an $8.8 million after-tax gain in the second quarter of 2005) on the disposal of the discontinued operation in Phoenix, Arizona. The other three discontinued operations were acquired through the 2004 merger between Belden Inc. and Cable Design Technologies Corporation (CDT). The net proceeds received from the sales of certain assets of these three discontinued operations exceeded the carrying values of the assets by $0.1 million. Upon the finalization of purchase accounting, we increased the portion of consideration we previously allocated to the tangible assets of these discontinued operations and reduced the portion of consideration we previously allocated to goodwill by this excess amount.

Results from discontinued operations include the following revenues, income
(loss) before taxes and income tax benefit (expense):

                                THREE MONTHS ENDED     SIX MONTHS ENDED
                               -------------------   -------------------
                               JUNE 25,   JUNE 26,   JUNE 25,   JUNE 26,
                                 2006       2005       2006       2005
                               --------   --------   --------   --------
                                             (IN THOUSANDS)
Revenues                          $--     $26,370    $27,644     $51,197
Income (loss) before taxes         --       1,543     (1,900)        337
Income tax benefit (expense)       --        (399)       570          68
Net income (loss)                  --       1,144     (1,330)        405

Gain (loss) from disposal of discontinued operations includes the following gain
(loss) before taxes and income tax benefit (expense):

                                THREE MONTHS ENDED     SIX MONTHS ENDED
                               -------------------   -------------------
                               JUNE 25,   JUNE 26,   JUNE 25,   JUNE 26,
                                 2006       2005       2006       2005
                               --------   --------   --------   --------
                                             (IN THOUSANDS)
Gain (loss) before taxes          $--     $13,692    $(6,140)   $23,692
Income tax benefit (expense)       --      (4,929)     1,842     (8,529)
Net gain (loss)                    --       8,763     (4,298)    15,163

At June 25, 2006, the only assets or liabilities belonging to the discontinued operations that remained were accrued liabilities related to our discontinued operation in Phoenix, Arizona totaling $0.5 million.

We have included a tabular analysis of 2006 severance and other termination benefits activity related to the discontinued operations in Note 7, Accrued Severance and Other Termination Benefits.

NOTE 4: INCOME PER SHARE

The following table presents the basis of the income per share computation:

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           -------------------   -------------------
                                                           JUNE 25,   JUNE 26,   JUNE 25,   JUNE 26,
                                                             2006       2005       2006       2005
                                                           --------   --------   --------   --------
                                                                         (IN THOUSANDS)
Numerator for basic income per share:
   Income from continuing operations                        $21,524    $ 8,858   $36,464     $16,240
   Loss from discontinued operations                             --      1,144    (1,330)        405
   Gain (loss) on disposal of discontinued operations            --      8,763    (4,298)     15,163
                                                            -------    -------   -------     -------
      Net income                                            $21,524    $18,765   $30,836     $31,808
                                                            =======    =======   =======     =======
Numerator for diluted income per share:
   Income from continuing operations                        $21,524    $ 8,858   $36,464     $16,240
   Tax-effected interest expense on convertible
      subordinated debentures                                   678        678     1,355       1,355
                                                            -------    -------   -------     -------
      Adjusted income from continuing operations             22,202      9,536    37,819      17,595
      Loss from discontinued operations                          --      1,144    (1,330)        405
      Gain (loss) on disposal of discontinued operations         --      8,763    (4,298)     15,163
                                                            -------    -------   -------     -------
      Adjusted net income                                   $22,202    $19,443   $32,191     $33,163
                                                            =======    =======   =======     =======
Denominator:
   Denominator for basic income per share--weighted
      average shares                                         43,036     46,971    42,801      46,989
   Effect of dilutive common stock equivalents                6,990      6,501     6,878       6,579
                                                            -------    -------   -------     -------
      Denominator for diluted income per share--adjusted
         weighted average shares                             50,026     53,472    49,679      53,568
                                                            =======    =======   =======     =======

NOTE 5: INVENTORIES

The major classes of inventories were as follows:

                                  JUNE 25,   DECEMBER 31,
                                    2006,        2005
                                  --------   ------------
                                       (IN THOUSANDS)
Raw materials                     $ 80,846     $ 67,899
Work-in-process                     52,290       43,857
Finished goods                     148,811      144,659
Perishable tooling and supplies      4,212        3,977
                                  --------     --------
Gross inventories                  286,159      260,392
Obsolescence and other reserves    (17,623)     (14,911)
                                  --------     --------
Net inventories                   $268,536     $245,481
                                  ========     ========


                                      -8-
..

In pursuit of our goal to better manage all aspects of working capital, and especially to reduce our reliance on finished goods inventory, we changed our inventory management process worldwide in the second quarter of 2006. This event included a change in the parameters we apply to our allowances for excess and obsolete inventories. Because of this action, we recognized a pretax charge of $8.2 million in cost of sales during the current quarter to increase our allowances for excess and obsolete inventories. The effect of this change in estimate of excess and obsolete inventories on income from continuing operations and income per diluted share from continuing operations was $5.4 million during the current quarter and $.11 per share in both the current quarter and the first half of 2006, respectively.

NOTE 6: LONG-LIVED ASSETS

During the second quarter of 2006, we identified certain tangible long-lived assets related to our manufacturing facility in Tompkinsville, Kentucky that would no longer be utilized due to our decision to close that facility in late 2007. We estimated the fair market value of those tangible long-lived assets based upon anticipated net proceeds from their use and eventual sale and recognized an impairment loss of $2.4 million in the Belden Americas segment based on the difference between the carrying value of those assets and their aggregate estimated fair market value.

We recognized total depreciation expense of $8.2 million, $20.0 million, $8.3 million, and $16.6 million during the three- and six-month periods ended June 25, 2006 and June 26, 2005, respectively. These amounts included depreciation expense related to our discontinued operation in Manchester, United Kingdom totaling $2.7 million, $0.4 million, and $0.9 million during the six months ended June 25, 2006 and the three- and six-month periods ended June 26, 2005, respectively.

In the third quarter of 2005, we announced our decisions to exit the United Kingdom communications cable market and to restructure European operations in an effort to reduce manufacturing floor space and overhead. We recognized accelerated depreciation of $1.3 million in cost of sales during both the three- and six-month periods ended June 25, 2006 related to these decisions.

We recognized amortization expense related to our intangible assets of $0.7 million, $1.3 million, $0.7 million, and $2.1 million during the three- and six-month periods ended June 25, 2006 and June 26, 2005, respectively.

NOTE 7: ACCRUED SEVERANCE AND OTHER TERMINATION BENEFITS

North America Restructuring

In the second quarter of 2006, we announced our decision to restructure certain North American operations in an effort to increase our manufacturing presence in lower-labor-cost regions near our major markets, starting with the planned construction of a new manufacturing facility in Nogales, Mexico and upcoming closures of manufacturing facilities in Tompkinsville, Kentucky and Ft. Mill, South Carolina. We expect to recognize estimated severance and other termination benefits costs of approximately $3.6 million related to this restructuring action during 2006-2007. We recognized severance and other termination benefits costs of $0.1 million in cost of sales within the Belden Americas segment in the second quarter of 2006. We notified 68 employees, prior to the end of the quarter, of the pending terminations as well as the amount of one-time termination benefits they each should expect to receive.

Europe Restructuring

In 2005, we announced our decision to restructure certain European operations in an effort to reduce manufacturing floor space and overhead. We recognized severance and other termination benefits costs within the Europe segment totaling $1.8 million ($1.4 million in cost of sales and $0.4 million in selling, general and administrative (SG&A) expenses) in the second quarter of 2006 and $1.1 million ($0.3 million in costs of sales and $0.8 million in SG&A expenses) in the first quarter of 2006 related to personnel reductions in Sweden, the Netherlands, and Germany because of the restructuring. We will provide contractual termination benefits statutorily defined by the applicable national governments to 60 employees and will provide special termination benefits to 2 employees in the Netherlands.

We recognized severance and other related benefits costs within the Europe segment totaling $7.7 million ($7.5 million in cost of sales and $0.2 million in SG&A expenses) during the year 2005 related to personnel reductions in the Netherlands, the Czech Republic, and the United Kingdom because of the restructuring. We provided contractual termination benefits statutorily defined by the applicable national governments to 143 employees. We also provided one-time termination benefits to 1 employee in the United Kingdom.

Belden CDT Merger Restructuring

In 2004, we initiated plans to reduce personnel at several legacy CDT locations and recognized severance and other related benefits costs of $14.0 million ($6.7 million, $3.3 million, $2.0 million, $1.7 million and $0.3 million in the financial records of F&A, the Europe segment, the Specialty Products segment, the Belden Americas segment, and the Asia Pacific segment, respectively). These costs were recognized as a liability assumed in the Belden CDT merger and were included in the cost to acquire CDT. The number of employees eligible for severance payments because of these actions was 233. During 2005, we decided to terminate certain restructuring plans related to legacy CDT operations because of improved capacity utilization at those operations. We reduced accrued severance and other related benefits recorded within the Specialty Products segment, the Europe segment, and the Belden Americas segment by $0.8 million, $0.8 million and $0.5 million, respectively, and reduced the portion of the consideration we had previously allocated to goodwill by this same amount. In the second quarter of 2006, we further reduced accrued severance and other related benefits recorded within the Belden Americas segment by $0.3 million and reduced the portion of the consideration we had previously allocated to goodwill by this same amount. These 2005 and 2006 actions reduced the number of employees eligible for severance payments by 104.

Other Programs

During 2004 and 2005, the Company recognized severance and other related benefits costs because of (1) personnel reductions and the closure of a manufacturing facility within the Belden Americas segment ($2.8 million in cost of sales and $0.4 million in SG&A expenses), (2) personnel reductions within the Europe segment ($9.0 million in cost of sales and $0.5 million in SG&A expenses), and (3) personnel reductions within the Asia Pacific segment ($0.2 million in SG&A expenses). We notified 236 employees, prior to the end of the respective quarter in which the costs were recognized, of the pending terminations as well as the amount of one-time termination benefits they each should expect to receive.

We anticipate making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth severance activity that occurred during the three- and six-month periods ended June 25, 2006:

                                     NORTH AMERICA          EUROPE         BELDEN CDT MERGER     DISCONTINUED            OTHER
                                     RESTRUCTURING       RESTRUCTURING       RESTRUCTURING        OPERATIONS           PROGRAMS
                                  ------------------  ------------------  ------------------  ------------------  ------------------
                                   ACCRUAL  EMPLOYEE   ACCRUAL  EMPLOYEE   ACCRUAL  EMPLOYEE   ACCRUAL  EMPLOYEE   ACCRUAL  EMPLOYEE
                                  ACTIVITY    COUNT   ACTIVITY    COUNT   ACTIVITY    COUNT   ACTIVITY    COUNT   ACTIVITY    COUNT
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                              (In thousands, except number of employees)
Balance at December 31, 2005        $ --        --    $ 7,698     149      $1,978      69      $ 160        6      $1,143      16
New charges:
   One-time termination benefits      --        --         --      --          --      --         --       --         185       5
   Contractual termination
      benefits                        --        --      1,110      55          --      --         --       --          --      --
   Special termination benefits       --        --         --      --          --      --         --       --          --      --
Cash payments / employee
   terminations                       --        --       (442)    (35)       (549)     (2)      (162)      (6)       (178)     (7)
Foreign currency translation          --        --        181      --          24      --          2       --           4      --
Other adjustments                     --        --         --      --          --      --         --       --          (7)     --
                                    ----       ---    -------     ---      ------     ---      -----      ---      ------     ---
Balance at March 26, 2006             --        --      8,547     169       1,453      67         --       --       1,147      14
New charges:
   One-time termination benefits     141        68         --      --          --      --         --       --         333      12
   Contractual termination
      benefits                        --        --      1,320       5          --      --         --       --          --
   Special termination benefits       --        --        432       2          --      --         --       --          --
Cash payments / employee
   terminations                       --        --     (5,802)    (84)        (50)     (1)        --       --        (538)    (10)
Foreign currency translation          --        --        225      --          53      --         --       --          24      --
Other adjustments                     --        --         --      --        (250)    (28)        --       --         (41)     --
                                    ----       ---    -------     ---      ------     ---      -----      ---      ------     ---
Balance at June 25, 2006            $141        68    $ 4,722      92      $1,206      38      $  --       --      $  925      16
                                    ====       ===    =======     ===      ======     ===      =====      ===      ======     ===

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

NOTE 8: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Revolving Credit Facility

We executed a new credit agreement with a group of 8 banks in January 2006. This new credit agreement provides us with a $165.0 million secured, variable-rate and revolving credit facility expiring in January 2011. The facility is secured by our overall cash flow and our assets in the United States. This new agreement also allows us to increase the facility, at any time and from time to time (subject to certain restrictions), to an aggregate amount not exceeding $200.0 million. There were no outstanding borrowings at June 25, 2006 under this credit agreement. We had $154.2 million in borrowing capacity available at June 25, 2006.

Convertible Subordinated Debentures

At June 25, 2006, we had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.2 million shares of common stock, at a conversion price of $17.859 per share, upon the occurrence of certain events. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 14, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. At June 25, 2006, one of these conditions--the closing sale price of our common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender--had been satisfied. To date, no holders of the debentures have surrendered their debentures for conversion into shares of our common stock. The 6.2 million shares of common stock that would be issued if the debentures were converted are included in our calculations of diluted income per share.

NOTE 9: INCOME TAXES

Tax expense of $22.0 million for the six months ended June 25, 2006 resulted from income from continuing operations before taxes of $58.4 million. The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the six months ended June 25, 2006 are analyzed below:

SIX MONTHS ENDED JUNE 25, 2006              AMOUNT   RATE
------------------------------             -------   ----
                                            (IN THOUSANDS,
                                          EXCEPT RATE DATA)
Provision at statutory rate                $20,452   35.0%
State income taxes                           1,362    2.3%
Change in valuation allowance                  946    1.6%
Lower foreign tax rates and other, net        (788)  (1.3%)
                                           -------   ----
Total tax expense                          $21,972   37.6%
                                           =======   ====

NOTE 10: PENSION AND OTHER POSTRETIREMENT OBLIGATIONS

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefits plans:

                                          PENSION OBLIGATIONS        OTHER POSTRETIREMENT OBLIGATIONS
                                     -----------------------------   --------------------------------
                                     JUNE 25, 2006   JUNE 26, 2005     JUNE 25, 2006   JUNE 26, 2005
                                     -------------   -------------     -------------   -------------
                                                              (IN THOUSANDS)
THREE MONTHS ENDED
Service cost                            $ 1,640         $ 1,977           $  181           $  129
Interest cost                             2,116           3,191              620              577
Expected return on plan assets           (2,483)         (3,533)              --               --
Amortization of prior service cost          (10)            (10)             (27)             (27)
Net loss recognition                        563             843              189              155
                                        -------         -------           ------           ------
Net periodic benefit cost               $ 1,826         $ 2,468           $  963           $  834
                                        =======         =======           ======           ======
SIX MONTHS ENDED
Service cost                            $ 3,369         $ 4,709           $  355           $  241
Interest cost                             4,313           6,631            1,223            1,173
Expected return on plan assets           (5,030)         (7,436)              --               --
Amortization of prior service cost          (20)            (20)             (54)             (54)
Net loss recognition                      1,163           1,742              376              310
                                        -------         -------           ------           ------
Net periodic benefit cost               $ 3,795         $ 5,626           $1,900           $1,670
                                        =======         =======           ======           ======

NOTE 11: SHARE-BASED COMPENSATION PLANS

On January 1, 2006, we adopted SFAS No. 123 (as revised in 2004 and referred to as SFAS No. 123(R)), Share-Based Payment, using the modified prospective method. Results for prior periods have not been restated.

Our operating results and cash flows for the three- and six-month periods ended June 25, 2006 differ from operating results and cash flows that would have resulted had we continued to account for share-based compensation plans using the intrinsic-value method by the following amounts:

                                                             HIGHER (LOWER)
                                                 -------------------------------------
                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    JUNE 25, 2006       JUNE 25, 2006
                                                 ------------------   ----------------
                                                             (IN THOUSANDS,
                                                       EXCEPT PER SHARE AMOUNTS)
Income from continuing operations before taxes        $  (431)            $  (966)
Income from continuing operations                        (269)               (603)
Net income                                               (269)               (603)
Net income per basic share                              (0.01)              (0.01)
Net income per diluted share                            (0.01)              (0.01)

Cash provided by operating activities                  (2,709)             (3,668)
Cash provided by financing activities                   2,709               3,668

Compensation cost charged against income and the income tax benefit recognized for our share-based compensation arrangements is included below:

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     -----------------------------   -----------------------------
                                                     JUNE 25, 2006   JUNE 26, 2005   JUNE 25, 2006   JUNE 26, 2005
                                                     -------------   -------------   -------------   -------------
                                                                             (IN THOUSANDS)
Total share-based compensation cost charged to
   SG&A expenses                                         $1,036           $939           $2,246          $1,401
Income tax benefit                                          390            361              844             538

The following table illustrates the effect on net income and net income per share if we had accounted for stock options using the fair value method in the three- and six-month periods ended June 26, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

                                                     THREE MONTHS ENDED JUNE 26, 2005   SIX MONTHS ENDED JUNE 26, 2005
                                                     --------------------------------   ------------------------------
                                                          AS REPORTED   PRO FORMA           AS REPORTED   PRO FORMA
                                                          -----------   ---------           -----------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Share-based employee compensation cost, net of tax          $   578      $   746              $   910      $ 1,080
Net income                                                   18,765       18,597               31,808       31,638
Basic net income per share                                     0.40         0.40                 0.68         0.67
Diluted net income per share                                   0.36         0.36                 0.62         0.62

We currently have outstanding stock appreciation rights (SARS), stock options, restricted stock shares and restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. SARs may be converted into shares of our common stock in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. We grant stock options with an exercise price equal to the market price of our common stock on the grant date. Stock options become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting if there is a change in control of the Company. Both restricted stock shares and units with service conditions "cliff vest" in either 3 or 5 years from the grant date. Restricted stock units with performance conditions begin to vest upon satisfaction of certain financial performance conditions on the first anniversary of their grant date and then vest ratably on the second and third anniversaries of their grant date. If the financial performance conditions are not satisfied, the restricted stock units will be forfeited. We believe it is probable that the performance vesting conditions will be satisfied.

We recognize compensation cost for all awards based on their fair values. The fair values for SARs and stock options are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates the assumptions noted in the following table. We developed the expected term assumption using our historical exercise and post-vesting cancellation experience. We developed the expected volatility assumption using our monthly historical price data and other economic data trended into future years. The fair value of restricted stock shares and units is the market price of our common stock on the date of grant. Compensation costs for awards with service conditions are amortized to expense using the straight-line method. Compensation costs for awards with performance conditions are amortized to expense using the graded attribution method.

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              JUNE 25, 2006   JUNE 26, 2005   JUNE 25, 2006   JUNE 26, 2005
                                              -------------   -------------   -------------   -------------
                                           (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE FAIR VALUE AND ASSUMPTIONS)
Weighted-average fair value of SARs and
   options granted                               $ 14.08         $ 4.55          $ 11.13         $ 4.55
Total intrinsic value of SARs converted
   and options exercised                           7,305            219            9,585            897
Cash received for options exercised               13,875            556           20,793          2,615
Excess tax benefits realized from SARs
   converted and options exercised                 2,709             --            3,668             --
Weighted-average fair value of
   restricted stock shares and units
   granted                                         30.90             --            27.80             --
Total fair value of restricted stock
   shares and units vested                            --          1,423              683          2,416
Expected volatility                                36.92%         38.48%           36.92%         38.41%
Expected term (in years)                             6.5            7.0              6.5            7.0
Risk-free rate                                      4.99%          3.90%            4.51%          4.29%
Dividend yield                                      0.64%          7.46%            0.77%          6.45%

                                                                                                       RESTRICTED
                                                        SARS AND STOCK OPTIONS                      SHARES AND UNITS
                                                  ---------------------------------------------   -------------------
                                                                         WEIGHTED-
                                                            WEIGHTED-     AVERAGE                           WEIGHTED-
                                                             AVERAGE     REMAINING    AGGREGATE              AVERAGE
                                                            EXERCISE    CONTRACTUAL   INTRINSIC            GRANT-DATE
                                                   NUMBER     PRICE         TERM        VALUE     NUMBER   FAIR VALUE
                                                  -------   ---------   -----------   ---------   ------   ----------
                                              (IN THOUSANDS, EXCEPT EXERCISE PRICES, FAIR VALUES, AND CONTRACTUAL TERMS)
Outstanding at January 1, 2006                     4,548      $24.06                               222       $20.16
Granted                                              315       25.93                               132        27.80
Exercised or converted                            (1,046)      20.02                               (33)       20.69
Forfeited or expired                                (276)      29.89                                (2)       20.50
                                                  ------      ------                               ---        ------
Outstanding at June 25, 2006                       3,541      $24.89         5.2       $17,943     319        $23.26
                                                  ======      ======        ====       =======     ===        ======
Vested or expected to vest at June 25, 2006        3,508      $24.90         5.1       $17,748
Exercisable or convertible at June 25, 2006        2,534       25.87         3.7        10,346

At June 25, 2006, the total unrecognized compensation cost related to all nonvested awards was $13.0 million. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

NOTE 12: CONTINGENT LIABILITIES

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

Letters of Credit, Bank Guaranties and Surety Bonds

At June 25, 2006, we were party to unused standby letters of credit, unused bank guaranties and surety bonds totaling $10.9 million, $4.7 million, and $3.9 million, respectively.

Severance and Other Related Benefits

We completed the sale of part of our business in Germany to a management-led buyout group in October 2003. We will retain liability for severance and other termination benefits estimated at $0.9 million on June 25, 2006 in the event the buyout group terminates transferred employees within three years of the buyout date. We will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We design, manufacture and market high-speed electronic cables, connectivity products and related items for the specialty electronics and data networking markets. We report our operating results in four reportable segments. We consider revenue growth, operating margin, and working capital management to be our key operating performance indicators.

The following trends and events arising during 2006 have had a significant effect on our financial condition, results of operations and cash flows during the current year.

Increased Raw Materials Costs

The principal raw materials we use in many of our products are copper and plastics derived from petrochemical feedstocks. During the past two years, the prices of these raw materials have risen significantly and rapidly. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through channel partners, and we manage the pricing of these products through published price lists which we update from time to time, with new prices generally taking effect a few weeks after they are announced. Some original equipment manufacturer customer contracts have provisions which allow us to pass on raw material cost increases, generally with a lag of a few weeks to three months. Because our inventory is valued on a first in, first out basis, our gross profit for the current year benefited by an estimated $6.0 million to $8.0 million, predominantly in the second quarter, due to the difference between the raw materials costs flowing out with sales and the raw materials costs implied in our current pricing.

Restructuring Activities

In 2005, we announced our decisions to exit the United Kingdom communications cable market and restructure certain European operations in an effort to reduce manufacturing floor space and overhead and to streamline administrative processes. In 2006, we sold certain assets and liabilities of our communications cable operation in the United Kingdom and announced the upcoming closure of a plant in Sweden. As a result of these decisions, we recognized severance expense of $2.9 million ($1.8 million in the current quarter) and accelerated depreciation of $1.3 million in the current year.

In the second quarter of 2006, we announced our decision to restructure certain North American operations in an effort to increase our manufacturing presence in low-cost regions near our major markets, starting with the planned construction of a new plant in Mexico and upcoming closures of two plants in the United States. As a result of these decisions, we recognized asset impairment expense of $2.4 million and severance expense of $0.1 million during the current quarter.

We may recognize additional restructuring costs during 2006-2007 (including estimated severance and other termination benefits costs associated with the North America restructuring activities of approximately $3.5 million). We may also recognize additional asset impairment expenses or losses on the disposal of assets during the restructuring periods.

Working Capital Management

In pursuit of our goal to better manage all aspects of working capital, and especially to reduce our reliance on finished goods inventory, we have changed our inventory management process worldwide. This event included a change in the parameters we apply to our allowances for excess and obsolete inventories. Because of this action, we recognized a pretax charge of $8.2 million in cost of sales during the current quarter to increase our allowances for excess and obsolete inventories.

RESULTS OF OPERATIONS

CONSOLIDATED CONTINUING OPERATIONS

                                          Three Months Ended                        Six Months Ended
                                    -----------------------------      %     -----------------------------      %
                                    June 25, 2006   June 26, 2005   Change   June 25, 2006   June 26, 2005   Change
                                    -------------   -------------   ------   -------------   -------------   ------
                                                                     (in thousands, except
                                                                         percentages)
Revenues                               $409,568        $311,438       31.5%     $731,473        $597,706       22.4%
Gross profit                             92,177          72,276       27.5%      165,592         135,061       22.6%
Operating income                         36,803          16,359      125.0%       63,759          31,010      105.6%
Income from continuing operations
   before taxes                          34,494          13,590      153.8%       58,436          25,072      133.1%
Income from continuing operations        21,524           8,858      143.0%       36,464          16,240      124.5%

Revenues generated in the three- and six-month periods ended June 25, 2006 increased from revenues generated in the three- and six-month periods ended June 26, 2005 because of increased selling prices, increased sales volume and favorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of sales price increases we implemented during 2005-2006 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks and improved pricing practices at certain of our operations. Price improvement contributed approximately 20.3 and 15.6 percentage points of the revenue increase in the three- and six-month periods ended June 25, 2006. During the current quarter, higher unit sales of products delivered into each of our four served markets contributed approximately 9.9 percentage points of revenue increase. During the six months ended June 25, 2006, higher unit sales of products with industrial, video/sound/security (VSS), and transportation/defense
(TD) applications were partially offset by a volume decrease in sales of products with communications/networking (CN) applications, but still contributed approximately 6.7 percentage points of revenue increase. Unit sales of products with industrial, VSS, and TD applications improved because facilities manufacturing these products improved their order fill rates and reduced their backlog. Unit sales of products with CN applications deteriorated in the first quarter of 2006 as customers purchased less costly alternatives following our implementation of increased sales prices in that quarter; however, our unit sales improved in the second quarter of 2006 when many competitors also raised their selling prices. Favorable currency translation contributed 1.3 and 0.1 percentage points of revenue increase in the three- and six-month periods ended June 25, 2006.

Gross profit increased in the three- and six-month periods ended June 26, 2005 from comparable periods in the prior year primarily because of the volume increase discussed above. Higher cost of sales in the current quarter resulted not only from an increase in variable production costs necessary to support improved unit sales of product, but also from the increase in certain raw materials costs, increased excess and obsolete inventory charges totaling $8.2 million, and severance and other termination benefits costs resulting primarily from restructuring actions that exceeded those recognized in the second quarter of 2005 by $1.3 million. Higher cost of sales in the six months ended June 25, 2006 resulted from increased variable production costs necessary to support improved units sales of product, an increase in certain raw materials costs, the increased excess and obsolete inventory charges mentioned above, severance and other termination benefits costs resulting primarily from restructuring actions that exceeded those recognized in the first six months of 2005 by $1.2 million, and accelerated depreciation totaling $1.3 million also related to the restructuring actions. These negative factors impacting the gross profit comparisons were partially offset by the positive impact of manufacturing cost reduction initiatives, primarily the closure of three plants in the second quarter of 2005. Additional discussion regarding the events and trends that significantly impacted gross profit is included in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

Operating income increased in the three- and six-month periods ended June 25, 2006 from comparable periods in the prior year because of higher gross profit and a decrease in SG&A expenses partially offset by asset impairment totaling $2.4 million related to the North America restructuring actions. SG&A expenses decreased by $2.9 million and $4.6 million in the three- and six-month periods ended June 25, 2006 from comparable periods in 2005 primarily because of the impact of cost reduction initiatives (including 2005 personnel reductions), nonrecurring executive succession costs recognized in the second quarter of 2005 totaling $5.1 million, and nonrecurring merger-related costs totaling $0.6 million and $2.2 million recognized in the three- and six- month periods ended June 26, 2005. These positive factors impacting the operating income comparison were partially offset by severance and other termination benefits costs resulting primarily from restructuring actions in the three- and six-month periods ended June 25, 2006 that exceeded those recognized in comparable periods in 2005 by $0.7 million and $1.4 million, respectively, and share-based compensation costs recognized in the three- and six-month periods ended June 25, 2006 that exceeded those recognized in comparable periods in the prior year by $0.3 million and $0.9 million, respectively, due to the 2006 adoption of SFAS No. 123(R). Additional discussion regarding the events and trends that significantly impacted operating income is included in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

The Company's effective annual tax rate changed from 34.8% and 35.2% in the three- and six-month periods ended June 26, 2005 to 37.6% in both the three- and six-month periods ended June 25, 2006. These changes are primarily attributable to an increase in the deferred tax asset valuation allowance, the smaller relative benefit of permanent deductions to larger pretax income amounts, and increasing amounts of income generated in higher tax rate jurisdictions.

Income from continuing operations increased in the three- and six-month periods ended June 25, 2006 from the comparable periods in the prior year because of higher operating income partially offset by higher income tax expense.

BELDEN AMERICAS SEGMENT

                                          Three Months Ended                        Six Months Ended
                                    -----------------------------      %     -----------------------------      %
                                    June 25, 2006   June 26, 2005   Change   June 25, 2006   June 26, 2005   Change
                                    -------------   -------------   ------   -------------   -------------   ------
                                                                     (in thousands, except
                                                                         percentages)
Total revenues                         $238,632        $175,673       35.8%     $428,910        $336,059       27.6%
Operating income                         37,796          20,912       80.7%       68,829          37,556       83.3%
   as a percent of total revenues          15.8%           11.9%                    16.0%           11.2%

Belden Americas total revenues (which includes affiliate revenues) increased in the three- and six-month periods ended June 25, 2006 from comparable periods in 2005 primarily because of increased selling prices, increased sales volume, and favorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of sales price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs and improved pricing practices at certain of our operations. Higher unit sales resulted from increased demand from customers in the fossil fuels, power generation, and broadcast industries coupled with improved order fill rates and reduced backlog at plants manufacturing these products. Operating income increased in the three- and six-month periods ended June 25, 2006 from comparable periods in the prior year primarily because of improved sales volume and price realization in some of our stronger businesses, certain customers purchasing product sooner than required in advance of announced selling price increases, improved factory utilization and cost absorption that resulted from both the 2005 restructuring actions and rising demand, and the impact of 2005 cost reduction initiatives (including a plant closure in the second quarter of 2005). These positive factors affecting the operating income comparison were partially offset by increased variable production costs necessary to support improved unit sales of product, rising raw materials costs, asset impairment charges of $2.4 million recognized in the second quarter of 2006 related to the restructuring actions, and additional excess and obsolete inventory charges totaling $1.5 million.

SPECIALTY PRODUCTS SEGMENT

                                          Three Months Ended                        Six Months Ended
                                    -----------------------------      %     -----------------------------      %
                                    June 25, 2006   June 26, 2005   Change   June 25, 2006   June 26, 2005   Change
                                    -------------   -------------   ------   -------------   -------------   ------
                                                                     (in thousands, except
                                                                         percentages)
Total revenues                         $82,427         $65,988        24.9%     $148,515        $123,962       19.8%
Operating income                         9,498           8,622        10.2%       16,400          16,050        2.2%
   as a percent of total revenues         11.5%           13.1%                     11.0%           12.9%

Specialty Products total revenues increased in the three- and six-month periods ended June 25, 2006 from comparable periods in 2005 primarily because of increased selling prices. Price improvement resulted primarily from the impact of sales price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs and improved pricing practices at certain of our operations manufacturing networking products. Operating income increased in the three- and six-month periods ended June 25, 2006 from comparable periods in the prior year primarily because of improved revenues partially offset by rising raw material costs and additional excess and obsolete inventory charges recognized in the second quarter of 2006 totaling $4.7 million.

EUROPE SEGMENT

                                          Three Months Ended                        Six Months Ended
                                    -----------------------------      %     -----------------------------      %
                                    June 25, 2006   June 26, 2005   Change   June 25, 2006   June 26, 2005   Change
                                    -------------   -------------   ------   -------------   -------------   ------
                                                             (in thousands, except percentages)
Total revenues                         $102,374         $87,350      17.2%     $ 177,522        $167,899        5.7%
Operating income (loss)                      69           2,748     -97.5%        (1,071)          3,467     -130.9%
   as a percent of total revenues           0.1%            3.1%                    -0.6%            2.1%

Europe total revenues increased in the three- and six- month periods ended June 25, 2006 from comparable periods in the prior year primarily because of increased selling prices and increased sales volume. For the six months ended June 25, 2006, these favorable factors were partially offset by unfavorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of sales price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs. Higher unit sales resulted from increased demand for products with automotive, broadband, and telecommunications applications. Europe operating results declined in the three- and six-month periods ended June 25, 2006 from comparable periods in 2005 primarily because of increased variable production costs necessary to support improved unit sales of product, rising raw materials costs, severance and other termination benefits costs resulting primarily from restructuring actions in the three- and six-month periods ended June 25, 2006 that exceeded those recognized in comparable periods in 2005 by $1.8 million and $2.9 million, respectively, additional excess and obsolete inventory charges recognized in the second quarter of 2006 totaling $2.0 million, and accelerated depreciation of $1.3 million recognized in the first quarter of 2006.

ASIA PACIFIC SEGMENT

                                          Three Months Ended                        Six Months Ended
                                    -----------------------------      %     -----------------------------     %
                                    June 25, 2006   June 26, 2005   Change   June 25, 2006   June 26, 2005   Change
                                    -------------   -------------   ------   -------------   -------------   ------
                                                     (in thousands, except percentages)
Total revenues                          $15,655         $12,825      22.1%      $28,464         $23,805       19.6%
Operating income                          1,480             434     241.0%        2,933             529      454.4%
   as a percent of total revenues           9.5%            3.4%                  10.3%             2.2%

Asia Pacific total revenues increased in the three- and six-month periods ended June 25, 2006 from comparable periods in 2005 primarily because of increased sales volume and increased selling prices. Higher unit sales resulted from increased demand for products in all our served markets primarily because of improvement in sales representation over the past year and certain customers purchasing product sooner than required in advance of announced selling price increases. Sales price increases were implemented during 2005-2006 in response to rising raw material costs. Operating income increased during the three- and six-month periods ended June 25, 2006 from comparable periods in the prior year primarily because of the favorable revenue comparison.

Additional discussion regarding the events and trends that significantly impacted revenues and operating income for all our operating segments is included in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

DISCONTINUED OPERATIONS

During each of the periods presented we reported the operations listed in Note 3, Discontinued Operations, to the Consolidated Financial Statements as discontinued operations. Loss from discontinued operations for the six months ended June 25, 2006 included $27.6 million of revenues and $1.9 million of loss before income tax benefits. We recognized a loss on the disposal of discontinued operations in the amount of $6.1 million before tax ($4.3 million after tax) during the first half of 2006 related to our operation in Manchester, United Kingdom. Gain from discontinued operations for the quarter ended June 26, 2005 included $26.4 million of revenues and $1.5 million of gain before income tax expense. Gain from discontinued operations for the six months ended June 26, 2005 included $51.2 million of revenues and $0.3 million of gain before income tax expense. We recognized gains on the disposal of discontinued operations related to our Phoenix operation in the amount of $13.7 million before tax ($8.8 million after tax) and $10.0 million before tax ($6.4 million after tax), respectively, during the second and first quarters of 2005.

At June 25, 2006, the only assets or liabilities belonging to the discontinued operations that remained as part of the disposal group were accrued liabilities related to our discontinued operation in Phoenix, Arizona totaling $0.5 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, dispositions of tangible assets, and the exercise of stock options, (2) cash used for business acquisitions, capital expenditures, and dividends, and (3) the adequacy of our available credit facilities and other borrowing arrangements. We believe the sources listed above are sufficient to fund the current requirements of working capital, to make scheduled contributions for our retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments, and to support our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, uncertainties related to the effect of competitive products and pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities in the first six months of 2006 totaled $16.2 million and included $27.5 million of non-cash operating expenses and a $42.1 million net increase in operating assets and liabilities. Non-cash operating expenses consisted of depreciation, amortization, asset impairment, deferred tax expense, share-based compensation, and a loss on the disposal of tangible assets partially offset by pension funding in excess of pension expense. The net increase in operating assets and liabilities resulted primarily from increased receivables, increased inventories, and decreased current income tax liabilities partially offset by increased accounts payable and accrued liabilities and decreased other net operating assets and liabilities.

Receivables and inventories increased from December 31, 2005 to June 25, 2006 mainly because of higher sales levels and increased costs for copper and commodities derived from petrochemical feedstocks. Days sales outstanding in receivables increased from December 31, 2005 to June 25, 2006 primarily because of seasonality in the collection process (December is historically our strongest collection month). Inventory turns at June 25, 2006 was largely unchanged from December 31, 2005. Current income tax liability decreased from December 31, 2005 to June 25, 2006 as the result of payments we made against our 2005 liability in the first quarter of 2006. Accounts payable and accrued liabilities increased from December 31, 2005 to June 25, 2006 primarily because of a significant increase in trade accounts payable resulting from higher raw materials pricing. Days cost of sales in payables increased from December 31, 2005 to June 25, 2006 as a result of our working capital management initiatives.

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by investing activities totaled $22.9 million in the first six months of 2006. We received proceeds on the sale of certain tangible assets totaling $30.2 million (including $28.6 million on the sale of certain tangible assets of our discontinued Manchester, United Kingdom operation) during the current year. This cash source was partially offset by capital expenditures totaling $7.3 million during the current year.

CASH FLOW FROM FINANCING ACTIVITIES

Net cash provided by financing activities during the first six months of 2006 totaled $19.1 million. During the current year, we received proceeds from the exercise of stock options totaling $20.8 million and recognized excess tax benefits related to share-based compensation in the amount of $3.7 million. These cash sources were partially offset by the payment of dividends of $.10 per share to stockholders during the year, which resulted in cash outflow of $4.3 million, and the payment of debt issuance costs in the amount of $1.1 million.

CAPITAL RESOURCES

Our capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders' equity. Capitalization increased 7.6% during the first six months of 2006 because of an increase in stockholders' equity.

The agreements for our revolving credit facility and medium-term notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio, maintenance of a fixed charge coverage ratio, and minimum net worth. We were in compliance with these covenants at June 25, 2006.

Additional discussion regarding our various borrowing arrangements is included in Note 8, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Stockholders' equity increased by 10.1% from December 31, 2005 to June 25, 2006 primarily because of increases in additional paid-in capital and retained earnings and improvement in accumulated other comprehensive income. Additional paid-in capital increased primarily because of stock option exercises. Retained earnings increased primarily because of net income partially offset by dividends. Accumulated other comprehensive income improved primarily because of the positive effect of currency exchange rates on financial statement translation.

OFF-BALANCE SHEET ARRANGEMENTS

We were not a party to any off-balance sheet arrangements at June 25, 2006.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

Discussion regarding our pending adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

During the three- and six- month periods ended June 25, 2006:

     -    We did not change any of our existing critical accounting policies;

     - No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate;

     - There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed, except for our change in estimate regarding allowances for excess and obsolete inventories, as described below; and

     - We did adopt one new critical accounting policy, share-based compensation, as described below.

Allowances for Excess and Obsolete Inventories

In the second quarter of 2006, we changed the parameters we apply to our allowances for excess and obsolete inventories. Further discussion regarding this change is included in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

Share-Based Compensation

We compensate certain employees with various forms of share-based payment awards--stock appreciation rights, stock options, restricted stock units, and performance stock units. We recognize compensation cost for SARs and stock options based on the fair values of these awards. These fair values are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates certain assumptions regarding the expected term of an award, stock volatility, dividend yield, and risk-free interest rates. We developed the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, our expected volatility, known blackout periods that may trigger automatic early exercise or delay exercise, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on monthly historical price data for our stock as well as the stock of legacy Belden and legacy CDT separately and other economic data trended into future years, information about our corporate and capital structure, and the extent to which currently available information indicates that future volatility is reasonably expected to differ from historical volatility. The dividend yield is the ratio of historical per-annum dividends paid per share of our common stock to the market price of our common stock on the grant date. The assumption made with regard to dividend yield is that current dividend payment practices will continue in the future. The risk-free rate is the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the valuation model. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based payments compensation cost to be recognized in our operating results over the service period of the award. We developed the forfeiture assumption based on our historical pre-vesting cancellation experience.

Discussion regarding the adoption of SFAS No. 123(R) is included in Note 11, Share-Based Compensation Plans, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

OUTLOOK

Operating Results

Although we remain in a volatile material cost environment and it continues to be a challenge to manage pricing so as to maintain our profitability, we expect the general economic conditions in our served markets to remain healthy in the second half of the year. We expect diluted earnings per share from continuing operations for the third quarter between $.43 and $.48; however, further charges related to our ongoing restructuring initiatives might reduce that estimate. We expect that our diluted earnings per share from continuing operations for the year will be between $1.62 and $1.72. This range includes estimated restructuring charges of $.13 for the year.

Cash Flows

During the second half of 2006, we plan to pay off tranches of both our 1997 and 1999 medium-term notes totaling $59.0 million, purchase additional capital equipment totaling approximately $18.0 million, fund pension and other postretirement benefit obligations totaling approximately $14.3 million, fund executive succession, severance, and other termination benefits obligations totaling $7.5 million, and fund dividends of $.10 per common share, or approximately $4.5 million. We anticipate we will have sufficient funds to satisfy these cash requirements.

FORWARD-LOOKING STATEMENTS

The statements set forth in this report other than historical facts, including those noted in the "Outlook" section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which we operate, general economic conditions, and our beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, our actual results may differ materially from what is expected or forecasted in such forward-looking statements. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Our actual results may differ materially from such forward-looking statements for the following reasons:

     -    Demand and acceptance of our products by customers and end users;

     - Changes in the cost and availability of raw materials (specifically, copper, commodities derived from petrochemical feedstocks, and other materials);

     - the degree to which we will be able to compensate for rising costs through the pricing of our products;

     -    Energy costs;

     - The ability to successfully implement our announced restructuring plans; and

     - Other factors noted in this report and our other Securities Exchange Act of 1934 filings.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Item 7A, Quantitative and Qualitative Disclosures about Market Risks, of our Annual Report on Form 10-K for the year ended December 31, 2005 provides more information as to the types of practices and instruments we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2005 other than increases in certain raw materials costs discussed in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

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

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are a party to various legal proceedings and administrative actions that are incidental to our operations in which the claimant alleges injury from exposure to heat-resistant asbestos fiber, generally contained in a small number of products manufactured by our predecessors. These proceedings include personal injury cases (about 149 of which we were aware at July 31, 2006) in which we are one of many defendants, 8 of which are scheduled for trial during 2006. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. Through July 31, 2006, we have been dismissed (or reached agreement to be dismissed) in approximately 168 similar cases without any going to trial, and with only 7 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 1A: RISK FACTORS

There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2006, the Company held its regular Annual Meeting of Stockholders. The stockholders considered two proposals. Each proposal was approved.

Proposal 1: Election of 8 directors for a one-year term.

                      SHARES VOTED FOR   SHARES WITHHELD
                      ----------------   ---------------
Lorne D. Bain            33,273,542          7,381,799
Lance C. Balk            30,483,547         10,171,794
Bryan C. Cressey         34,046,291          6,609,050
Michael F.O. Harris      33,317,646          7,337,695
Glenn Kalnasy            32,906,912          7,748,429
John M. Monter           33,246,183          7,409,158
Bernard G. Rethore       32,963,868          7,691,473
John S. Stroup           34,050,742          6,604,599

Proposal 2: Approve increasing the number of awards individual participants may receive under our 2001 Long-Term Performance Incentive Plan to an annual limit of 400,000.

SHARES VOTED FOR   SHARES WITHHELD   ABSTENTIONS
----------------   ---------------   -----------
29,984,984            8,217,608        617,726

ITEM 6: EXHIBITS

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

                                        BELDEN CDT INC.


Date: August 3, 2006                    By: /s/ John S. Stroup
                                            ------------------------------------
                                            John S. Stroup
                                            President, Chief Executive Officer
                                            and Director


Date: August 3, 2006                    By: /s/ Stephen H. Johnson
                                            ------------------------------------
                                            Stephen H. Johnson
                                            Treasurer and Interim Chief
                                            Financial Officer


Date: August 3, 2006                    By: /s/ John S. Norman
                                            ------------------------------------
                                            John S. Norman
                                            Controller and Chief Accounting
                                            Officer