Form 10-Q
period 2006-09-24
BELDEN CDT INC.
filed 2006-11-03
CIK 913142

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2006

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

     The registrant is a large accelerated filer and is not a shell company.

     Following is the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT OCTOBER 31, 2006
            -----                                -------------------------------
Common Stock, $0.01 Par Value                               44,062,159

================================================================================


Exhibit Index on Page 26                                            Page 1 of 27

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BELDEN CDT INC.
CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER     DECEMBER
                                                      24, 2006     31, 2005
                                                    -----------   ----------
                                                    (UNAUDITED)
                                                         (IN THOUSANDS)
                                   ASSETS

Current assets:
   Cash and cash equivalents                        $  190,576    $  134,638
   Receivables                                         230,660       195,018
   Inventories                                         251,743       245,481
   Deferred income taxes                                28,407        27,845
   Other current assets                                  7,748         8,015
   Current assets of discontinued operations                --        56,997
                                                    ----------    ----------
      Total current assets                             709,134       667,994

Property, plant and equipment,
   less accumulated depreciation                       274,568       287,778
Goodwill, less accumulated amortization                274,185       272,290
Other intangibles, less accumulated amortization        71,245        72,459
Other long-lived assets                                 19,612         6,214
                                                    ----------    ----------
                                                    $1,348,744    $1,306,735
                                                    ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities         $  207,571    $  216,736
   Current maturities of long-term debt                 15,000        59,000
   Current liabilities of discontinued operations           --        13,342
                                                    ----------    ----------
      Total current liabilities                        222,571       289,078

Long-term debt                                         157,000       172,051
Postretirement benefits other than pensions             35,259        33,167
Deferred income taxes                                   81,954        73,851
Other long-term liabilities                             14,143        17,166
Minority interest                                        7,070         7,914

Stockholders' equity:
   Preferred stock                                          --            --
   Common stock                                            503           503
   Additional paid-in capital                          585,061       540,430
   Retained earnings                                   339,574       290,870
   Accumulated other comprehensive income (loss)        17,229        (6,881)
   Unearned deferred compensation                           --          (336)
   Treasury stock                                     (111,620)     (111,078)
                                                    ----------    ----------
      Total stockholders' equity                       830,747       713,508
                                                    ----------    ----------
                                                    $1,348,744    $1,306,735
                                                    ==========    ==========

              The accompanying notes are an integral part of these
                        Consolidated Financial Statements

BELDEN CDT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    ---------------------   ----------------------
                                                    SEPTEMBER   SEPTEMBER    SEPTEMBER   SEPTEMBER
                                                     24, 2006    25, 2005    24, 2006     25, 2005
                                                    ---------   ---------   ----------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                            $ 385,581   $ 316,480   $1,117,054   $ 914,186
Cost of sales                                        (296,208)   (242,478)    (862,089)   (705,123)
                                                    ---------   ---------   ----------   ---------
   Gross profit                                        89,373      74,002      254,965     209,063
Selling, general and administrative expenses          (51,234)    (47,974)    (150,706)   (152,025)
Asset impairment                                       (2,522)     (8,010)      (4,883)     (8,010)
                                                    ---------   ---------   ----------   ---------
   Operating income                                    35,617      18,018       99,376      49,028
Interest expense                                       (3,056)     (3,610)     (10,549)    (11,286)
Interest income                                         1,971       1,367        4,610       3,441
Minority interest                                         (82)       (215)        (551)       (551)
                                                    ---------   ---------   ----------   ---------
   Income from continuing operations before taxes      34,450      15,560       92,886      40,632
Income tax expense                                    (10,064)     (6,442)     (32,036)    (15,274)
                                                    ---------   ---------   ----------   ---------
   Income from continuing operations                   24,386       9,118       60,850      25,358
Loss from discontinued operations,
   net of tax                                              --      (3,053)      (1,330)     (2,648)
Gain (loss) on disposal of discontinued
   operations, net of tax                                  --          --       (4,298)     15,163
                                                    ---------   ---------   ----------   ---------
   Net income                                       $  24,386   $   6,065   $   55,222   $  37,873
                                                    =========   =========   ==========   =========
Weighted average number of common
   shares and equivalents:
   Basic                                               43,513      45,540       43,044      46,518
   Diluted                                             50,527      52,213       49,964      53,167

Basic income (loss) per share:
   Continuing operations                            $    0.56   $    0.20   $     1.41   $    0.54
   Discontinued operations                                 --       (0.07)       (0.03)  $   (0.06)
   Disposal of discontinued operations                     --          --        (0.10)  $    0.33
   Net income                                            0.56        0.13         1.28   $    0.81

Diluted income (loss) per share:
   Continuing operations                            $    0.50   $    0.19   $     1.26   $    0.52
   Discontinued operations                                 --       (0.06)       (0.03)      (0.05)
   Disposal of discontinued operations                     --          --        (0.08)       0.28
   Net income                                            0.50        0.13         1.15        0.75
Dividends declared per share                        $    0.05   $    0.05   $     0.15   $    0.15

Reconciliation between net income and
   comprehensive income:
   Net income                                       $  24,386   $   6,065   $   55,222   $  37,873
   Adjustments to translation component of equity       5,517       3,810       24,301     (26,835)
   Adjustments to minimum pension liability               (38)         36         (191)        239
                                                    ---------   ---------   ----------   ---------
      Comprehensive income                          $  29,865   $   9,911   $   79,332   $  11,277
                                                    =========   =========   ==========   =========

              The accompanying notes are an integral part of these
                        Consolidated Financial Statements

BELDEN CDT INC.
CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                 ---------------------------------------
                                                                 SEPTEMBER 24, 2006   SEPTEMBER 25, 2005
                                                                 ------------------   ------------------
                                                                              (IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                         $ 55,222             $ 37,873
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                     29,547               27,742
      Asset impairment                                                   4,883               12,849
      Deferred income tax expense                                       22,267               16,304
      Share-based compensation                                           4,039                2,770
      Loss (gain) on disposal of tangible assets                         6,170              (23,692)
      Pension funding in excess of pension expense                     (19,474)              (8,772)
      Changes in operating assets and liabilities, net of the
         effects of currency exchange rate changes:
         Receivables                                                   (48,199)             (18,784)
         Inventories                                                    (1,742)             (16,326)
         Accounts payable and accrued liabilities                        1,345                  474
         Other assets and liabilities, net                               4,373               10,219
                                                                      --------             --------
            Net cash provided by operating activities                   58,431               40,657

Cash flows from investing activities:
   Proceeds from disposal of tangible assets                            30,688               42,548
   Capital expenditures                                                (10,447)             (19,270)
                                                                      --------             --------
            Net cash provided by investing activities                   20,241               23,278

Cash flows from financing activities:
   Proceeds from exercise of stock options                              34,265                2,838
   Excess tax benefits related to share-based compensation               6,577                   --
   Payments under borrowing arrangements                               (59,053)             (17,230)
   Cash dividends paid                                                  (6,518)              (6,979)
   Debt issuance costs                                                  (1,063)                  --
   Share repurchase program payments                                        --              (51,658)
                                                                      --------             --------
            Net cash used for financing activities                     (25,792)             (73,029)

Effect of foreign currency exchange rate changes on cash and
   cash equivalents                                                      3,058               (1,790)
                                                                      --------             --------
Increase (decrease) in cash and cash equivalents                        55,938              (10,884)
Cash and cash equivalents, beginning of period                         134,638              188,798
                                                                      --------             --------
Cash and cash equivalents, end of period                              $190,576             $177,914
                                                                      ========             ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

BELDEN CDT INC.
CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS
NINE MONTHS ENDED SEPTEMBER 24, 2006 AND SEPTEMBER 25, 2005
(UNAUDITED)

                                                                                                         ACCUMULATED
                                    COMMON STOCK                        TREASURY SHARES     UNEARNED        OTHER
                                   --------------   PAID-IN  RETAINED  -----------------    DEFERRED    COMPREHENSIVE
                                   SHARES  AMOUNT   CAPITAL  EARNINGS  SHARES    AMOUNT   COMPENSATION  INCOME (LOSS)    TOTAL
                                   ------  ------  --------  --------  ------  ---------  ------------  -------------  --------
                                                                          (IN THOUSANDS)
Balance at December 31, 2004       50,211   $502   $531,984  $252,114  (3,009) $      --    $(2,462)      $ 27,862     $810,000
Net income                                                     37,873                                                    37,873
Foreign currency translation                                                                               (26,835)     (26,835)
Minimum pension liability                                                                                      239          239
                                                                                                                       --------
   Comprehensive income                                                                                                  11,277
Exercise of stock options             122      1      2,925                49        (87)                                 2,839
Share-based compensation, net
   of tax withholding forfeitures                       686               (14)      (497)                                   189
Share repurchase program                                               (2,473)   (51,658)                               (51,658)
Amortization of unearned
   deferred compensation                                                                      1,849                       1,849
Cash dividends ($.15 per share)                                (6,979)                                                   (6,979)
Other                                                   386       314                                                       700
                                   ------   ----   --------  --------  ------  ---------    -------       --------     --------
Balance at September 25, 2005      50,333   $503   $535,981  $283,322  (5,447) $ (52,242)   $  (613)      $  1,266     $768,217
                                   ======   ====   ========  ========  ======  =========    =======       ========     ========

Balance at December 31, 2005       50,346   $503   $540,430  $290,870  (8,010) $(111,078)   $  (336)      $ (6,881)    $713,508
Net income                                                     55,222                                                    55,222
Foreign currency translation                                                                                24,301      24,301
Minimum pension liability                                                                                     (191)        (191)
                                                                                                                       --------
   Comprehensive income                                                                                                  79,332
Exercise of stock options                            34,487             1,634       (222)                                34,265
Share-based compensation, net
   of tax withholding forfeitures     (11)           10,480                 4       (320)                                10,160
Adoption of SFAS No. 123(R)                            (336)                                    336                          --
Cash dividends ($.15 per share)                                (6,518)                                                   (6,518)
                                   ------   ----   --------  --------  ------  ---------    -------       --------     --------
Balance at September 24, 2006      50,335   $503   $585,061  $339,574  (6,372) $(111,620)   $    --       $ 17,229     $830,747
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

Impact of Newly Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to adopt this Interpretation effective January 1, 2007 and are currently in the process of evaluating both the method of adoption and the impact that adoption will have on our operating results, cash flows and financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires us to recognize the funded status of each of our benefit plans--measured as the difference between plan assets at fair value and the benefit obligation--in our statement of financial position, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We must adopt the recognition and disclosure requirements of this Statement as of December 31, 2006. We must measure plan assets and obligations as of the date of our fiscal year-end statement of financial position as of December 31, 2008. We have historically measured defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position. We will adopt all other requirements of this Statement at December 31, 2006 and are currently in the process of evaluating both the method of adoption and the impact that adoption of this Statement will have on our operating results, cash flows and financial condition.

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

Operating Segment Information

Finance and administration costs reflected in the column entitled F&A in the tables below represent corporate headquarters operating and treasury expenses. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues and affiliate cost of sales.

                                         BELDEN    SPECIALTY                ASIA
                                        AMERICAS    PRODUCTS    EUROPE    PACIFIC      F&A     ELIMINATIONS      TOTAL
                                        --------   ---------   --------   -------   --------   ------------   ----------
                                                                        (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 24, 2006
External customer revenues              $205,192   $ 66,244    $ 95,569   $18,576   $     --   $     --       $  385,581
Affiliate revenues                        15,107      8,525       2,618        --         --    (26,250)              --
Operating income (loss)                   35,278     11,746         170     1,386     (8,087)    (4,876)          35,617

THREE MONTHS ENDED SEPTEMBER 25, 2005
External customer revenues              $159,374   $ 63,527    $ 80,845   $12,734   $     --   $     --       $  316,480
Affiliate revenues                        16,505      4,940       1,840        --         --    (23,285)              --
Operating income (loss)                   28,820      4,502      (3,959)    1,237     (8,274)    (4,308)          18,018

NINE MONTHS ENDED SEPTEMBER 24, 2006
External customer revenues              $600,388   $200,544    $269,082   $47,040   $     --   $     --       $1,117,054
Affiliate revenues                        48,821     22,740       6,627        --         --    (78,188)              --
Operating income (loss)                  104,107     28,146        (901)    4,319    (21,128)   (15,167)          99,376

                                         BELDEN    SPECIALTY                ASIA
                                        AMERICAS    PRODUCTS    EUROPE    PACIFIC      F&A     ELIMINATIONS      TOTAL
                                        --------   ---------   --------   -------   --------   ------------   ----------
                                                                        (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 25, 2005
External customer revenues              $454,033   $179,397    $244,217   $36,539   $     --     $     --      $914,186
Affiliate revenues                        57,905     13,032       6,367        --         --      (77,304)           --
Operating income (loss)                   66,376     20,552        (492)    1,766    (25,708)     (13,466)       49,028

The following table is a reconciliation of the total of the reportable segments' operating income to consolidated income from continuing operations before taxes:

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 -----------------------------   -----------------------------
                                                 SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 24,   SEPTEMBER 25,
                                                     2006            2005            2006            2005
                                                 -------------   -------------   -------------   -------------
                                                                        (IN THOUSANDS)
Operating income                                    $35,617         $18,018        $ 99,376        $ 49,028
Interest expense                                     (3,056)         (3,610)        (10,549)        (11,286)
Interest income                                       1,971           1,367           4,610           3,441
Minority interest                                       (82)           (215)           (551)           (551)
                                                    -------         -------        --------        --------
Income from continuing operations before taxes      $34,450         $15,560        $ 92,886        $ 40,632
                                                    =======         =======        ========        ========

NOTE 3: DISCONTINUED OPERATIONS

During the first nine months of 2006, we sold certain assets and liabilities of our telecommunications cable operation in Manchester, United Kingdom for approximately $28.0 million cash and terminated, without penalty, our supply agreement with British Telecom plc. We recognized a $4.3 million after-tax loss on the disposal of this discontinued operation.

During the first nine months of 2005, we sold substantially all of the remaining assets of our discontinued operations in Phoenix, Arizona; Skelmersdale, United Kingdom; Auburn, Massachusetts; and Barberton, Ohio, for approximately $40.0 million cash. We recognized a $15.2 million after-tax gain (which included no after-tax gain in the third quarter of 2005) on the disposal of the discontinued operation in Phoenix, Arizona. The other three discontinued operations were acquired through the 2004 merger between Belden Inc. and Cable Design Technologies Corporation (CDT). The net proceeds received from the sales of certain assets of these three discontinued operations exceeded the carrying values of the assets by $0.1 million. Upon the finalization of purchase accounting, we increased the portion of consideration we previously allocated to the tangible assets of these discontinued operations and reduced the portion of consideration we previously allocated to goodwill by this excess amount.

Results from discontinued operations and gain (loss) from disposal of discontinued operations include the following:

                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                               ---------------------------------------   ---------------------------------------
                               SEPTEMBER 24, 2006   SEPTEMBER 25, 2005   SEPTEMBER 24, 2006   SEPTEMBER 25, 2005
                               ------------------   ------------------   ------------------   ------------------
                                                                 (IN THOUSANDS)
Results of Operations
Revenues                               $--               $25,916               $27,644             $77,113
Loss before taxes                       --                (3,261)               (1,900)             (2,924)
Income tax benefit                      --                   208                   570                 276
Net loss                                --                (3,053)               (1,330)             (2,648)

Disposal
Gain (loss) before taxes                --                    --                (6,140)             23,692
Income tax benefit (expense)            --                    --                 1,842              (8,529)
Net gain (loss)                         --                    --                (4,298)             15,163

At September 24, 2006, there were no remaining assets or liabilities belonging to the discontinued operations.

We have included a tabular analysis of 2006 severance and other termination benefits activity related to the discontinued operations in Note 7, Accrued Severance and Other Termination Benefits.

NOTE 4: INCOME PER SHARE

The following table presents the basis of the income per share computation:

                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   ---------------------------------------   ---------------------------------------
                                                   SEPTEMBER 24, 2006   SEPTEMBER 25, 2005   SEPTEMBER 24, 2006   SEPTEMBER 25, 2005
                                                   ------------------   ------------------   ------------------   ------------------
                                                                                     (IN THOUSANDS)
Numerator for basic income per share:
   Income from continuing operations                     $24,386             $ 9,118              $60,850              $25,358
   Loss from discontinued operations                          --              (3,053)              (1,330)              (2,648)
   Gain (loss) on disposal of discontinued
      operations                                              --                  --               (4,298)              15,163
                                                         -------             -------              -------              -------
      Net income                                         $24,386             $ 6,065              $55,222              $37,873
                                                         =======             =======              =======              =======
Numerator for diluted income per share:
   Income from continuing operations                     $24,386             $ 9,118              $60,850              $25,358
   Tax-effected interest expense on convertible
      subordinated debentures                                678                 678                2,033                2,033
                                                         -------             -------              -------              -------
      Adjusted income from continuing operations          25,064               9,796               62,883               27,391
      Loss from discontinued operations                       --              (3,053)              (1,330)              (2,648)
      Gain (loss) on disposal of discontinued
         operations                                           --                  --               (4,298)              15,163
                                                         -------             -------              -------              -------
         Adjusted net income                             $25,064             $ 6,743              $57,255              $39,906
                                                         =======             =======              =======              =======
Denominator:
   Denominator for basic income per
      share--weighted average shares                      43,513              45,540               43,044               46,518
   Effect of dilutive common stock equivalents             7,014               6,673                6,920                6,649
                                                         -------             -------              -------              -------
      Denominator for diluted income per
         share--adjusted weighted average shares          50,527              52,213               49,964               53,167
                                                         =======             =======              =======              =======

NOTE 5: INVENTORIES

The major classes of inventories were as follows:

                                  SEPTEMBER 24, 2006,   DECEMBER 31, 2005
                                  -------------------   -----------------
                                               (IN THOUSANDS)
Raw materials                           $ 75,000            $ 67,899
Work-in-process                           42,732              43,857
Finished goods                           148,933             144,659
Perishable tooling and supplies            4,218               3,977
                                        --------            --------
Gross inventories                        270,883             260,392
Obsolescence and other reserves          (19,140)            (14,911)
                                        --------            --------
Net inventories                         $251,743            $245,481
                                        ========            ========

In pursuit of our goal to manage better all aspects of working capital, and especially to reduce our reliance on finished goods inventory, we changed our inventory management process worldwide in 2006. This included a change in the parameters we apply to our allowances for excess and obsolete inventories. We recognized pretax charges of approximately $11.3 million in cost of sales during the nine months ended September 24, 2006 to reflect a change in accounting estimate related to measurement of our allowances for excess and obsolete inventories. The effect of this change on income from continuing operations and income per diluted share from continuing operations was approximately $7.5 million and $.15 per share.

NOTE 6: LONG-LIVED ASSETS

During the third quarter of 2006, we identified certain tangible long-lived assets related to our manufacturing facility in Budapest, Hungary that would no longer be utilized because of product life-cycle management. We estimated the fair market value of those tangible long-lived assets based upon anticipated net proceeds from their use and eventual sale and recognized an impairment loss of $2.5 million in the Europe segment based on the difference between the carrying value of those assets and their aggregate estimated fair market value.

During the second quarter of 2006, we identified certain tangible long-lived assets related to our manufacturing facility in Tompkinsville, Kentucky that would no longer be utilized because of our decision to close that facility in late 2007. We estimated the fair market value of those tangible long-lived assets based upon anticipated net proceeds from their use and eventual sale and recognized an impairment loss of $2.4 million in the Belden Americas segment based on the difference between the carrying value of those assets and their aggregate estimated fair market value.

We recognized total depreciation expense of $7.5 million, $27.5 million, $8.4 million, and $25.0 million during the three- and nine-month periods ended September 24, 2006 and September 25, 2005, respectively. These amounts included depreciation expense related to our discontinued operation in Manchester, United Kingdom totaling $2.7 million, $0.5 million, and $1.5 million during the nine months ended September 24, 2006 and the three- and nine-month periods ended September 25, 2005, respectively.

In the third quarter of 2005, we announced our decisions to exit the United Kingdom communications cable market and to restructure European operations in an effort to reduce manufacturing floor space and overhead. We recognized accelerated depreciation of $1.3 million in cost of sales during the nine months ended September 24, 2006 (all in the first and second quarters of 2006) related to these decisions.

We recognized amortization expense related to our intangible assets of $0.7 million, $2.0 million, $0.6 million, and $2.7 million during the three- and nine-month periods ended September 24, 2006 and September 25, 2005, respectively.

NOTE 7: ACCRUED SEVERANCE AND OTHER TERMINATION BENEFITS

North America Restructuring

In the second quarter of 2006, we announced our decision to restructure certain North American operations in an effort to increase our manufacturing presence in lower-labor-cost regions near our major markets, starting with the planned construction of a new manufacturing facility in Nogales, Mexico and upcoming closures of manufacturing facilities in Tompkinsville, Kentucky and Ft. Mill, South Carolina. We expect to recognize estimated severance and other termination benefits costs of approximately $3.6 million related to this restructuring action during 2006-2007. We recognized severance and other termination benefits costs of $0.7 million and $0.1 million in cost of sales within the Belden Americas segment in the third and second quarters of 2006, respectively.

Europe Restructuring

In 2005 and 2006, we announced various decisions to restructure certain European operations in an effort to reduce manufacturing floor space and overhead. We recognized severance and other termination benefits costs within the Europe segment totaling $4.4 million ($4.2 million in cost of sales and $0.2 million in selling, general and administrative (SG&A) expenses) in the third quarter of 2006, $1.8 million ($1.4 million in cost of sales and $0.4 million in SG&A expenses) in the second quarter of 2006 and $1.1 million ($0.3 million in costs of sales and $0.8 million in SG&A expenses) in the first quarter of 2006 related to personnel reductions in Sweden, the Netherlands, and Germany because of the restructuring.

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

The following table sets forth severance activity that has occurred during 2006:

                                        NORTH AMERICA         EUROPE      BELDEN CDT MERGER    DISCONTINUED
                                        RESTRUCTURING     RESTRUCTURING     RESTRUCTURING       OPERATIONS      OTHER PROGRAMS
                                      ----------------- ----------------- ----------------- ----------------- -----------------
                                       ACCRUAL EMPLOYEE  ACCRUAL EMPLOYEE  ACCRUAL EMPLOYEE  ACCRUAL EMPLOYEE  ACCRUAL EMPLOYEE
                                      ACTIVITY   COUNT  ACTIVITY   COUNT  ACTIVITY   COUNT  ACTIVITY   COUNT  ACTIVITY   COUNT
                                      -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                              (In thousands, except number of employees)
Balance at December 31, 2005           $  --      --    $ 7,698    151     $1,978     69     $ 160       6     $1,143     16
New charges:
   One-time termination benefits          --      --         --     --         --     --        --      --        185      5
   Contractual termination benefits       --      --        634     41         --     --        --      --         --     --
   Special termination benefits           --      --        476      1         --     --        --      --         --     --
Cash payments / employee terminations     --      --       (442)   (11)      (549)    (2)     (162)     (6)      (178)    (7)
Foreign currency translation              --      --        181     --         24     --         2      --          4     --
Other adjustments                         --      --         --     --         --     --        --      --         (7)    --
                                       -----     ---    -------    ---     ------    ---     -----     ---     ------    ---
Balance at March 26, 2006                 --      --      8,547    182      1,453     67        --      --      1,147     14
New charges:
   One-time termination benefits         141      68         --     --         --     --        --      --        333     12
   Contractual termination benefits       --      --      1,320     10         --     --        --      --         --     --
   Special termination benefits           --      --        432      2         --     --        --      --         --     --
Cash payments / employee terminations     --      --     (5,802)   (54)       (50)    (1)       --      --       (538)   (10)
Foreign currency translation              --      --        225     --         53     --        --      --         24     --
Other adjustments                         --      --         --     --       (250)   (28)       --      --        (41)    --
                                       -----     ---    -------    ---     ------    ---     -----     ---     ------    ---
Balance at June 25, 2006               $ 141      68    $ 4,722    140     $1,206     38     $  --      --     $  925     16
New charges:
   One-time termination benefits         708      52         --     --         --     --        --      --        193      9
   Contractual termination benefits       --      --      4,466     29         --     --        --      --         --     --
   Special termination benefits           --      --         --     --         --     --        --      --         --     --
Cash payments / employee terminations   (367)    (50)    (2,668)   (74)      (129)    (3)       --      --       (610)   (10)
Foreign currency translation              --      --        (10)    --          1     --        --      --          2     --
Other adjustments                         --      --       (100)    --       (172)    (8)       --      --       (117)    (2)
                                       -----     ---    -------    ---     ------    ---     -----     ---     ------    ---
Balance at September 24, 2006          $ 482      70    $ 6,410     95     $  906     27     $  --      --     $  393     13
                                       =====     ===    =======    ===     ======    ===     =====     ===     ======    ===

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

NOTE 8: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Revolving Credit Facility

We executed a new credit agreement with a group of 8 banks in January 2006. This new credit agreement provides us with a $165.0 million secured, variable-rate and revolving credit facility expiring in January 2011. The facility is secured by our overall cash flow and our assets in the United States. This new agreement also allows us to increase the facility, at any time and from time to time (subject to certain restrictions), to an aggregate amount not exceeding $200.0 million. There were no outstanding borrowings at September 24, 2006 under this credit agreement. We had $154.2 million in borrowing capacity available at September 24, 2006.

Convertible Subordinated Debentures

At September 24, 2006, we had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.2 million shares of common stock, at a conversion price of $17.859 per share, upon the occurrence of certain events. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 14, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. At September 24, 2006, one of these conditions--the closing sale price of our common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender--had been satisfied. To date, no holders of the debentures have surrendered their debentures for conversion into shares of our common stock. The
6.2 million shares of common stock that would be issued if the debentures were converted are included in our calculations of diluted income per share.

Medium-Term Notes

In August 2006, we repaid the second $15.0 million annual increment of the 1997 placement of 6.92% unsecured medium-term notes. In September 2006, we repaid the 1999 placement of 7.74% medium-term notes totaling $44.0 million.

NOTE 9: INCOME TAXES

Tax expense of $32.0 million for the nine months ended September 24, 2006 resulted from income from continuing operations before taxes of $92.9 million. The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the nine months ended September 24, 2006 are analyzed below:

NINE MONTHS ENDED SEPTEMBER 24, 2006         AMOUNT   RATE
------------------------------------        -------   ----
                                             (IN THOUSANDS,
                                           EXCEPT RATE DATA)
Provision at statutory rate                 $32,510   35.0%
State income taxes                            2,450    2.6%
Change in valuation allowance                 3,174    3.4%
Resolution of prior period contingencies     (4,725)  (5.1%)
Lower foreign tax rates and other, net       (1,373)  (1.4%)
                                            -------   ----
Total tax expense                           $32,036   34.5%
                                            =======   ====

NOTE 10: PENSION AND OTHER POSTRETIREMENT OBLIGATIONS

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefits plans:

                                               PENSION OBLIGATIONS                 OTHER POSTRETIREMENT OBLIGATIONS
                                     ---------------------------------------   ---------------------------------------
                                     SEPTEMBER 24, 2006   SEPTEMBER 25, 2005   SEPTEMBER 24, 2006   SEPTEMBER 25, 2005
                                     ------------------   ------------------   ------------------   ------------------
                                                                       (IN THOUSANDS)
THREE MONTHS ENDED
Service cost                              $ 1,419              $  2,223              $  182               $  141
Interest cost                               1,913                 3,136                 622                  610
Expected return on plan assets             (2,319)               (3,526)                 --                   --
Amortization of prior service cost            (10)                  (10)                (27)                 (27)
Net loss recognition                          483                   827                 189                  155
                                          -------              --------              ------               ------
Net periodic benefit cost                 $ 1,486              $  2,650              $  966               $  879
                                          =======              ========              ======               ======

NINE MONTHS ENDED
Service cost                              $ 4,788              $  6,932              $  537               $  382
Interest cost                               6,226                 9,767               1,845                1,783
Expected return on plan assets             (7,349)              (10,962)                 --                   --
Amortization of prior service cost            (30)                  (30)                (81)                 (81)
Net loss recognition                        1,646                 2,569                 565                  465
                                          -------              --------              ------               ------
Net periodic benefit cost                 $ 5,281              $  8,276              $2,866               $2,549
                                          =======              ========              ======               ======

NOTE 11: SHARE-BASED COMPENSATION PLANS

On January 1, 2006, we adopted SFAS No. 123 (as revised in 2004 and referred to as SFAS No. 123(R)), Share-Based Payment, using the modified prospective method. Results for prior periods have not been restated.

Our operating results and cash flows for the three- and nine-month periods ended September 24, 2006 differ from operating results and cash flows that would have resulted had we continued to account for share-based compensation plans using the intrinsic-value method by the following amounts:

                                                               HIGHER (LOWER)
                                                 -----------------------------------------
                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 24, 2006   SEPTEMBER 24, 2006
                                                  ------------------   ------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from continuing operations before taxes         $  (448)             $(1,414)
Income from continuing operations                         (317)                (926)
Net income                                                (317)                (926)
Net income per basic share                               (0.01)               (0.02)
Net income per diluted share                             (0.01)               (0.02)
Cash provided by operating activities                   (2,909)              (6,577)
Cash provided by financing activities                    2,909                6,577

Compensation cost charged against income and the income tax benefit recognized for our share-based compensation arrangements is included below:

                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                   ---------------------------------------   ---------------------------------------
                                   SEPTEMBER 24, 2006   SEPTEMBER 25, 2005   SEPTEMBER 24, 2006   SEPTEMBER 25, 2005
                                   ------------------   ------------------   ------------------   ------------------
                                                                     (IN THOUSANDS)
Total share-based compensation
   cost charged to SG&A expenses         $1,494                $869                $4,039               $2,770
Income tax benefit                          574                 334                 1,551                1,064

The following table illustrates the effect on net income and net income per share if we had accounted for stock options using the fair value method in the three- and nine-month periods ended September 25, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 25, 2005        SEPTEMBER 25, 2005
                                          -----------------------   -----------------------
                                          AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                          -----------   ---------   -----------   ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Share-based employee compensation cost,
   net of tax                                $  535       $  455      $ 1,706      $ 1,795
Net income                                    6,065        6,145       37,873       37,784
Basic net income per share                     0.13         0.13         0.81         0.81
Diluted net income per share                   0.13         0.13         0.75         0.75

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. SARs may be converted into shares of our common stock in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. We grant stock options with an exercise price equal to the market price of our common stock on the grant date. Stock options become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting if there is a change in control of the Company. Both restricted stock shares and units with service conditions "cliff vest" in either 3 or 5 years from the grant date. Restricted stock units with performance conditions begin to vest upon satisfaction of certain financial performance conditions on the first anniversary of their grant date and then vest ratably on the second and third anniversaries of their grant date. If the financial performance conditions are not satisfied, the restricted stock units will be forfeited. We believe it is probable that the performance vesting conditions will be satisfied.

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

                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                            ---------------------------------------   ---------------------------------------
                                            SEPTEMBER 24, 2006   SEPTEMBER 25, 2005   SEPTEMBER 24, 2006   SEPTEMBER 25, 2005
                                            ------------------   ------------------   ------------------   ------------------
                                                   (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE FAIR VALUE AND ASSUMPTIONS)
Weighted-average fair value of
   SARs and options granted                       $ 14.27               $ --                $ 11.43              $ 4.78
Total intrinsic value of SARs converted
   and options exercised                            7,595                106                 17,176               1,004
Cash received for options exercised                13,473                311                 34,266               2,838
Excess tax benefits realized from SARs
   converted and options exercised                  2,912                 --                  6,587                  --
Weighted-average fair value of restricted
   stock shares and units granted                   33.00                 --                  28.96                  --
Total fair value of restricted stock
   shares and units vested                            315                414                    997               2,830
Expected volatility                                 36.92%                --                  36.92%              38.41%
Expected term (in years)                              6.5                 --                    6.5                 7.0
Risk-free rate                                       4.78%                --                   4.54%               4.29%
Dividend yield                                       0.61%                --                   0.76%               6.45%

                                               SARS AND STOCK OPTIONS                   RESTRICTED
                                    --------------------------------------------     SHARES AND UNITS
                                                          WEIGHTED-                -------------------
                                             WEIGHTED-     AVERAGE                           WEIGHTED-
                                              AVERAGE     REMAINING    AGGREGATE             AVERAGE
                                              EXERCISE   CONTRACTUAL   INTRINSIC            GRANT-DATE
                                    NUMBER     PRICE         TERM        VALUE     NUMBER   FAIR VALUE
                                    ------   ---------   -----------   ---------   ------   ----------
                                          (IN THOUSANDS, EXCEPT EXERCISE PRICES, FAIR VALUES, AND
                                                            CONTRACTUAL TERMS)
Outstanding at January 1, 2006       4,548     $24.06                               222       $20.16
Granted                                344      26.53                               197        28.96
Exercised or converted              (1,642)     21.00                               (48)       20.63
Forfeited or expired                  (275)     29.96                                (2)       20.50
                                    ------     ------                               ---       ------
Outstanding at September 24, 2006    2,975     $25.38        5.2        $38,125     368       $24.80
                                    ======     ======        ===        =======     ===       ======
Vested or expected to vest at
   September 24, 2006                2,941     $25.40        5.2        $37,658
Exercisable or convertible at
   September 24, 2006                1,935      26.84        3.5         21,981

At September 24, 2006, the total unrecognized compensation cost related to all nonvested awards was $14.2 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Letters of Credit, Bank Guaranties and Surety Bonds

At September 24, 2006, we were party to unused standby letters of credit, unused bank guaranties and surety bonds totaling $11.0 million, $4.8 million, and $3.9 million, respectively.

Severance and Other Related Benefits

We completed the sale of part of our business in Germany to a management-led buyout group in October 2003. We will retain liability for severance and other termination benefits estimated at $1.0 million on September 24, 2006 in the event the buyout group terminates transferred employees within three years of the buyout date. We will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We design, manufacture and market signal transmission products for data networking and a wide range of specialty electronics markets including entertainment, industrial, security, and aerospace applications. We report our operating results in four segments. We consider revenue growth, operating margin, and working capital management to be our key operating performance indicators.

The following trends and events arising during 2006 have had varying and significant effects on our financial condition, results of operations and cash flows during the current year.

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

Restructuring Activities

In 2005, we announced our decisions to exit the United Kingdom communications cable market and restructure certain European operations in an effort to reduce manufacturing floor space and overhead and to streamline administrative processes. In 2006, we sold certain assets and liabilities of our communications cable operation in the United Kingdom and announced (1) the upcoming closure of a plant in Sweden and (2) our decision to cease manufacturing certain products in the Netherlands and Hungary. As a result of these decisions, we recognized severance expense of $7.3 million ($4.4 million in the current quarter) and accelerated depreciation of $1.3 million in the current year. We also recognized asset impairment expense of $2.5 million in the current quarter.

In the second quarter of 2006, we announced our decision to restructure certain North American operations in an effort to increase our manufacturing presence in low-cost regions near our major markets, starting with the planned construction of a new plant in Mexico and upcoming closures of two plants in the United States. As a result of these decisions, we recognized asset impairment expense of $2.4 million and severance expense of $0.8 million ($0.7 million during the current quarter).

We may recognize additional restructuring costs during 2006-2007 (including estimated severance and other termination benefits costs associated with the North America restructuring activities of approximately $2.8 million). We may also recognize additional asset impairment expenses or gains (losses) on the disposal of assets during the restructuring periods.

Working Capital Management

Our working capital consists of receivables and inventories, net of accounts payable and accrued liabilities. We consider working capital to be an important indicator of our financial health. Working capital turns [(quarterly cost of sales * 4) / working capital] improved from 3.9 turns in the third quarter of 2005 to 4.3 turns in the third quarter of 2006. Inventory turns [(quarterly cost of sales * 4) /inventories] improved from 4.0 turns in the third quarter of 2005 to 4.7 turns in the third quarter of 2006 as we made good progress within both our Europe and Asia Pacific segments in reducing finished goods levels and excellent improvement across the Company in reducing raw material and work in process inventory levels. Days sales outstanding on receivables [receivables / (quarterly revenues / days in quarter)] improved from 62.8 days to 54.4 days because of a renewed focus on collections. Days payables outstanding [accounts payable and accrued liabilities / ((quarterly cost of sales + quarterly SG&A expenses) / days in quarter)] deteriorated from 66.8 days in the third quarter of 2005 to 54.4 days in the third quarter of 2006 primarily because of our near-term actions in raw materials and work in process inventory improvement.

RESULTS OF OPERATIONS

Consolidated Continuing Operations

                                             Three Months Ended                               Nine Months Ended
                                   --------------------------------------     %    --------------------------------------     %
                                   September 24, 2006  September 25, 2005  Change  September 24, 2006  September 25, 2005  Change
                                   ------------------  ------------------  ------  ------------------  ------------------  ------
                                                                 (in thousands, except percentages)
Revenues                                $385,581            $316,480        21.8%      $1,117,054           $914,186        22.2%
Gross profit                              89,373              74,002        20.8%         254,965            209,063        22.0%
Operating income                          35,617              18,018        97.7%          99,376             49,028       102.7%
Income from continuing operations
   before taxes                           34,450              15,560       121.4%          92,886             40,632       128.6%
Income from continuing operations         24,386               9,118       167.4%          60,850             25,358       140.0%

Revenues generated in the three- and nine-month periods ended September 24, 2006 increased from revenues generated in the three- and nine-month periods ended September 25, 2005 because of increased selling prices, favorable product mix, and favorable foreign currency translation on international revenues. Increased unit sales volume also contributed to the favorable revenue comparison between the first nine months of 2006 and 2005. However, decreased unit sales volume had a negative impact on the revenue comparison between the third quarters of 2006 and 2005. Price improvement resulted primarily from the impact of sales price increases we implemented during 2005-2006 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks and improved pricing practices at certain of our operations. Price improvement contributed approximately 22.2 and 18.0 percentage points of the revenue increase in the three- and nine-month periods ended

September 24, 2006. Favorable currency translation contributed 2.3 and 0.8 percentage points of revenue increase in the three- and nine-month periods ended September 24, 2006. During the nine months ended September 24, 2006, higher unit sales of products with industrial, video/sound/security (VSS), and transportation/defense (TD) applications were partially offset by a decrease in unit sales of products with communications/networking (CN) applications, but still contributed approximately 3.4 percentage points of revenue increase. Unit sales of products with industrial, VSS, and TD applications improved because facilities manufacturing these products improved their order fill rates and reduced their backlog. Unit sales of products with CN applications declined in 2006 as a result of our product portfolio management initiatives. Although unit sales of products with CN applications decreased from the third quarter of 2005 to the third quarter of 2006, gross margins improved. During the three months ended September 24, 2006, lower unit sales of products with CN applications were partially offset by higher unit sales of products with industrial and TD applications. Unit sales of products with VSS applications were relatively unchanged from the comparable period in 2005. The aggregate unit sales volume decrease in the current quarter negatively affected the revenue comparison by approximately 2.7 percentage points.

Gross profit increased in the three- and nine-month periods ended September 24, 2006 from comparable periods in the prior year primarily because of the revenue increase discussed above. Higher cost of sales in the current quarter resulted from (1) the increase in certain raw materials costs, (2) severance and other termination benefits costs resulting primarily from restructuring actions that exceeded those recognized in the third quarter of 2005 by $3.7 million, and (3) increased excess and obsolete inventory charges. Higher cost of sales in the nine months ended September 24, 2006 resulted from (1) increased variable production costs necessary to support improved unit sales, (2) an increase in certain raw materials costs, (3) increased excess and obsolete inventory charges, (4) severance and other termination benefits costs resulting primarily from restructuring actions that exceeded those recognized in the first nine months of 2005 by $5.0 million, and (5) accelerated depreciation totaling $1.3 million also related to the restructuring actions. These negative factors impacting the gross profit comparisons were partially offset by the positive impact of manufacturing cost reduction initiatives, primarily the closure of three plants in the second quarter of 2005. Additional discussion regarding the events and trends that significantly impacted gross profit is included in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

SG&A expenses decreased by $1.3 million in the nine months ended September 24, 2006 from the comparable period in 2005 primarily because of the impact of cost reduction initiatives (including 2005 personnel reductions), nonrecurring executive succession costs recognized in 2005 totaling $6.0 million, and nonrecurring merger-related costs totaling $2.1 million recognized in 2005. These positive factors impacting the SG&A expense comparison were partially offset by incentive compensation costs, consulting costs, severance and other termination benefits costs, travel costs, and sales commission costs recognized in the first nine months of 2006 that exceeded those recognized in the first nine months of 2005 by $2.8 million, $2.1 million, $1.4 million, $1.4 million and $1.1 million, respectively. Incentive compensation and commission costs were higher primarily because of our improved financial performance in 2006 and, in the case of share-based incentive compensation costs, the adoption of SFAS No. 123(R) in the current year. Consulting, severance and other termination benefits, and travel costs were higher primarily because of the current year development and deployment of our strategic plan.

SG&A expenses increased by $3.3 million in the third quarter of 2006 from the third quarter of 2005 primarily because incentive compensation costs, consulting costs, sales commission costs, and travel costs recognized in the current quarter exceeded those recognized in the comparable period of 2005 by $2.6 million, $1.4 million, $0.7 million and $0.6 million, respectively. The costs were higher for the same reasons as discussed in our analysis of SG&A expenses for the first nine months of 2006 above. These negative factors impacting the SG&A expense comparison were partially offset by the impact of cost reduction initiatives (including 2005 personnel reductions), nonrecurring executive succession costs recognized in 2005 totaling $0.9 million, and nonrecurring merger-related costs recognized in 2005 totaling $0.3 million.

Operating income increased in the three- and nine-month periods ended September 24, 2006 from comparable periods in the prior year because of the favorable gross profit comparison and asset impairment charges recognized in the three- and nine-month periods ended September 25, 2005 that exceeded those recognized in the comparable periods of the current year by $5.5 million and $3.1 million, respectively. Decreased SG&A expenses also contributed to the favorable operating income comparison between the first nine months of 2006 and 2005. However, increased SG&A expenses had a negative impact on the operating income comparison between the third quarters of 2006 and 2005. Additional discussion regarding the events and trends that significantly impacted operating income is included in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

The Company's effective annual tax rate changed from 41.4% and 37.6% in the three- and nine-month periods ended September 25, 2005 to 29.2% and 34.5% in the three- and nine-month periods ended September 24, 2006. These changes are primarily attributable to the favorable resolution of prior period contingencies in the amount of $4.7 million in the third quarter of 2006.

Income from continuing operations increased in the nine months ended September 24, 2006 from the comparable period in the prior year because of higher operating income partially offset by higher income tax expense. Income from continuing operations increased in the three months ended September 24, 2006 from the comparable period in 2005 because of higher operating income and lower income tax expense.

Belden Americas Segment

                                             Three Months Ended                               Nine Months Ended
                                   --------------------------------------     %    --------------------------------------     %
                                   September 24, 2006  September 25, 2005  Change  September 24, 2006  September 25, 2005  Change
                                   ------------------  ------------------  ------  ------------------  ------------------  ------
                                                                 (in thousands, except percentages)
Total revenues                          $220,299            $175,879        25.3%       $649,209            $511,938        26.8%
Operating income                          35,278              28,820        22.4%        104,107              66,376        56.8%
   as a percent of total revenues           16.0%               16.4%                       16.0%               13.0%

Belden Americas total revenues (which includes affiliate revenues) increased in the three- and nine-month periods ended September 24, 2006 from comparable periods in 2005 primarily because of increased selling prices, favorable product mix, increased unit sales volume, and favorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs and to improved pricing practices at certain of our operations. Higher unit sales resulted from increased demand from customers in the fossil fuels, power generation, and broadcast industries coupled with improved order fill rates and reduced backlog at plants manufacturing these products. Operating income increased in the three- and nine-month periods ended September 24, 2006 from comparable periods in the prior year primarily because of the favorable product mix, improved unit sales volume, improved factory utilization that resulted from a 2005 restructuring action, and the impact of 2005 cost reduction initiatives (including a plant closure in the second quarter of 2005). These positive factors affecting the operating income comparison were partially offset by increased variable production costs necessary to support improved unit sales, rising raw materials costs, and asset impairment charges of $2.4 million recognized in the second quarter of 2006.

Specialty Products Segment

                                          Three Months Ended                       Nine Months Ended
                                    -----------------------------            -----------------------------
                                    September 24,   September 25,     %      September 24,   September 25,      %
                                         2006            2005       Change        2006            2005       Change
                                    -------------   -------------   ------   -------------   -------------   ------
                                                           (in thousands, except percentages)
Total revenues                         $74,769         $68,467        9.2%     $223,284        $192,429       16.0%
Operating income                        11,746           4,502      160.9%       28,146          20,552       37.0%
   as a percent of total revenues         15.7%            6.6%                    12.6%           10.7%

Specialty Products total revenues increased in the three- and nine-month periods ended September 24, 2006 from comparable periods in 2005 primarily because of increased selling prices and favorable product mix partially offset by decreased unit sales volume. Price improvement resulted primarily from the impact of price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs and to improved pricing practices at certain of our operations manufacturing networking products. Decreased unit sales volume resulted from our product portfolio management initiative. Although unit sales volume decreased from the three- and nine-month periods ended September 25, 2005 to the comparable periods in 2006, gross margins improved. Operating income increased in the three- and nine-month periods ended September 24, 2006 from comparable periods in the prior year primarily because of improved revenues partially offset by rising raw material costs and excess and obsolete inventory charges.

Europe Segment

                                          Three Months Ended                       Nine Months Ended
                                    -----------------------------            -----------------------------
                                    September 24,   September 25,     %      September 24,   September 25,      %
                                         2006            2005       Change        2006            2005       Change
                                    -------------   -------------   ------   -------------   -------------   ------
                                                           (in thousands, except percentages)
Total revenues                         $98,187         $ 82,685      18.7%     $ 275,709       $ 250,584      10.0%
Operating income (loss)                    170           (3,959)    104.3%          (901)           (492)    -83.1%
   as a percent of total revenues          0.2%            -4.8%                    -0.3%           -0.2%

Europe total revenues increased in the three- and nine-month periods ended September 24, 2006 from comparable periods in the prior year primarily because of increased selling prices and favorable product mix partially offset by decreased unit sales volume. For the three months ended September 24, 2006, the revenue comparison also benefited from the impact of currency translation. For the nine months ended September 24, 2006, the revenue comparison was negatively affected by the impact of currency translation. Price improvement resulted primarily from the impact of price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs. Decreased unit sales volume resulted from our product portfolio management initiative. Although unit sales volume decreased from the three- and nine-month periods ended September 25, 2005 to the comparable periods in 2006, gross margins improved. Europe operating results declined in the nine months ended September 24, 2006 from the comparable period in 2005 primarily because of rising raw materials costs, severance and other termination benefits costs recognized in 2006 that exceeded those recognized in 2005 by $7.3 million, and accelerated depreciation of $1.3 million. These negative factors affecting the operating results comparison were partially offset by improved revenues and asset impairment charges recognized in 2005 that exceeded those recognized in 2006 by $3.1 million. Europe operating results increased in the three months ended September 24, 2006 from the comparable period in 2005 primarily because of improved revenues and asset impairment charges recognized in the third quarter of 2005 that exceeded those recognized in the current quarter by $3.1 million. These positive factors affecting the operating results comparison were partially offset by rising raw materials costs, and severance and other termination benefits costs recognized in the current quarter that exceeded those recognized in the comparable quarter in 2005 by $4.5 million.

Asia Pacific Segment

                                          Three Months Ended                       Nine Months Ended
                                    -----------------------------            -----------------------------
                                    September 24,   September 25,     %      September 24,   September 25,      %
                                         2006            2005       Change        2006            2005       Change
                                    -------------   -------------   ------   -------------   -------------   ------
                                                           (in thousands, except percentages)
Total revenues                         $18,576         $12,734       45.9%     $47,040         $36,539        28.7%
Operating income                         1,386           1,237       12.0%       4,319           1,766       144.6%
   as a percent of total revenues          7.5%            9.7%                    9.2%            4.8%

Asia Pacific total revenues increased in the three- and nine-month periods ended September 24, 2006 from comparable periods in 2005 primarily because of increased unit sales volume and increased selling prices. Higher unit sales resulted from increased demand for products in all our served markets primarily because of improvement in sales representation over the past year, several large casino and hotel construction projects, and sales of excess inventory totaling approximately $1.0 million from our warehouses in China and Australia at discounted prices. Price increases were implemented during 2005-2006 in response to rising raw material costs. Operating income increased during the three- and nine-month periods ended September 24, 2006 from comparable periods in the prior year primarily because of the favorable revenue comparison partially offset by excess and obsolete inventory charges recognized in the three-and nine-month periods ended September 24, 2006 that each exceeded those recognized in the comparable periods of 2005 by $0.6 million.

Additional discussion regarding the events and trends that significantly impacted revenues and operating income for all our operating segments is included in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

Discontinued Operations

During each of the periods presented we reported the operations listed in Note 3, Discontinued Operations, to the Consolidated Financial Statements as discontinued operations. Loss from discontinued operations for the nine months ended September 24, 2006 included $27.6 million of revenues and $1.9 million of loss before tax ($1.3 million after tax). We recognized a loss on the disposal of discontinued operations in the amount of $6.1 million before tax ($4.3 million after tax) during the first quarter of 2006 related to our operation in Manchester, United Kingdom. Loss from discontinued operations for the quarter ended September 25, 2005 included $25.9 million of revenues and $3.3 million of loss before tax ($3.1 million after tax). Loss from discontinued operations for the nine months ended September 25, 2005 included $77.1 million of revenues and $2.9 million of loss before tax ($2.6 million after tax). We recognized gains on the disposal of discontinued operations related to our Phoenix operation in the amount of $13.7 million before tax ($8.8 million after tax) and $10.0 million before tax ($6.4 million after tax), respectively, during the second and first quarters of 2005.

At September 24, 2006, there were no remaining assets or liabilities belonging to the discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, dispositions of tangible assets, and the exercise of stock options, (2) cash used for business acquisitions, capital expenditures, and dividends, and (3) the adequacy of our available credit facilities and other borrowing arrangements. We believe the sources listed above are sufficient to fund the current requirements of working capital, to make scheduled contributions for our retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments, and to support our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first nine months of 2006 totaled $58.4 million and included $66.9 million of non-cash operating expenses, a $44.2 million cash outflow resulting from movement in operating assets and liabilities balances, and pension funding that exceeded pension expense recognized during the period by $19.5 million. Non-cash operating expenses consisted of depreciation, amortization, asset impairment, deferred tax expense, share-based compensation, and a loss on the disposal of tangible assets. The cash outflow resulting from movement in operating assets and liabilities balances can be attributed to cash outflow resulting from movement in receivables and inventories balances partially offset by cash inflow results from movement in both accounts payable and accrued liabilities and other operating assets and liabilities balances.

Cash outflow resulted from the movements in receivables and inventories balances between December 31, 2005 and September 24, 2006 mainly because of higher sales levels and the increased costs for copper and commodities derived from petrochemical feedstocks. Days sales outstanding on receivables at September 24, 2006 was largely unchanged from December 31, 2005. Inventory turns increased from December 31, 2005 to September 24, 2006 primarily because of our working capital management process. Cash inflow resulted from movements in the accounts payable and accrued liabilities balances between December 31, 2005 and September 24, 2006 primarily because of significant increases in accrued payroll partially offset by significant decreases in pension liabilities, accrued severance, and accrued interest. Days payables outstanding decreased from December 31, 2005 to September 24, 2006 as trade accounts payable were relatively unchanged despite an increase in cost of sales.

Cash Flows from Investing Activities

Net cash provided by investing activities totaled $20.2 million in the first nine months of 2006. We received proceeds on the sale of certain tangible assets totaling $30.7 million (including $28.0 million on the sale of certain tangible assets of our discontinued Manchester, United Kingdom operation) during the current year. This cash source was partially offset by capital expenditures totaling $10.4 million during the current year.

Cash Flows from Financing Activities

Net cash used for financing activities during the first nine months of 2006 totaled $25.8 million. During the current year, we repaid approximately $59.1 million of debt, paid dividends of $.15 per share to stockholders, which resulted in cash outflow of $6.5 million, and paid debt issuance costs in the amount of $1.1 million. These cash outflows were partially offset by proceeds received during the current year from the exercise of stock options totaling $34.3 million and excess tax benefits related to share-based compensation recognized during the current year in the amount of $6.6 million.

Capital Resources

Our capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders' equity. Our capital structure increased 6.2% during the first nine months of 2006 because of a 16.4% increase in stockholders' equity partially offset by a 25.6% decrease in debt.

Debt decreased from December 31, 2005 to September 24, 2006 primarily because of our scheduled repayment of $59.0 million in medium-term notes in the third quarter of 2006. The agreements for our revolving credit facility and medium-term notes contain various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio, maintenance of a fixed charge coverage ratio, and minimum net worth. We were in compliance with these covenants at September 24, 2006. Additional discussion regarding our various borrowing arrangements is included in Note 8, Long-Term Debt and Other Borrowing Arrangements, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Stockholders' equity increased from December 31, 2005 to September 24, 2006 primarily because of increases in additional paid-in capital and retained earnings and improvement in accumulated other comprehensive income. Additional paid-in capital increased primarily because of stock option exercises. Retained earnings increased primarily because of net income partially offset by dividends. Accumulated other comprehensive income improved primarily because of the positive effect of currency exchange rates on financial statement translation.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements at September 24, 2006.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

Discussions regarding our pending adoptions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R), are included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

During the three- and nine-month periods ended September 24, 2006:

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

Allowances for Excess and Obsolete Inventories

In 2006, we changed the parameters we apply to our allowances for excess and obsolete inventories. Further discussion regarding this change is included in
Note 5, Inventories, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Share-Based Compensation

We compensate certain employees with various forms of share-based payment awards and recognize compensation cost for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates certain assumptions regarding the expected term of an award, stock volatility, dividend yield, and risk-free interest rates. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on monthly historical price data for our stock and other economic data trended into future years. The dividend yield is the ratio of historical per-annum dividends paid per share of our common stock to the market price of our common stock on the grant date. The assumption made with regard to dividend yield is that current dividend payment practices will continue in the future. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based payments compensation cost to be recognized in our operating results over the service period of the award. We developed the forfeiture assumption based on our historical pre-vesting cancellation experience.

Discussion regarding the adoption of SFAS No. 123(R) is included in Note 11, Share-Based Compensation Plans, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

OUTLOOK

Although we remain in a volatile material cost environment and it continues to be a challenge to manage pricing so as to maintain our profitability, we expect the general economic conditions in our served markets to remain healthy in the fourth quarter of 2006. We expect diluted earnings per share from continuing operations for the fourth quarter between $.43 and $.48; however, further charges related to our ongoing restructuring initiatives might reduce that estimate. We expect that our diluted earnings per share from continuing operations for the year will be between $1.69 and $1.74. This range includes estimated restructuring charges of $.16 for the year.

FORWARD-LOOKING STATEMENTS

Statements in this report, including those noted in the "Outlook" section, other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management's beliefs and assumptions. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Some of the factors that may cause actual results to differ from our expectations include:

     -    Demand and acceptance of our products by customers and end users;

     - Changes in the cost and availability of raw materials (specifically, copper, commodities derived from petrochemical feedstocks, and other materials);

     - The degree to which we will be able to respond to raw materials cost fluctuations through the pricing of our products;

     -    Energy costs;

     - Our ability to successfully rationalize production capacity as we reduce working capital;

     - The ability to successfully implement our announced restructuring plans (for which we may incur additional costs); and

     - Other factors noted in this report and our other Securities Exchange Act of 1934 filings.

For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise, or to continue the practice of providing earnings guidance such as that found under the "Outlook" section.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Item 7A, Quantitative and Qualitative Disclosures about Market Risks, of our Annual Report on Form 10-K for the year ended December 31, 2005 provides more information as to the practices and instruments we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2005 other than increases in certain raw materials costs discussed in the section entitled "Overview" in Item 2 of this Quarterly Report on Form 10-Q.

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

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are a party to various legal proceedings and administrative actions that are incidental to our operations in which the claimant alleges injury from exposure to heat-resistant asbestos fiber, generally contained in a small number of products manufactured by our predecessors. These proceedings include personal injury cases (about 144 of which we were aware at October 30, 2006) in which we are one of many defendants, 36 of which are scheduled for trial for the remainder of 2006 and for 2007. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. Through October 30, 2006, we have been dismissed (or reached agreement to be dismissed) in approximately 179 similar cases without any going to trial, and with only 10 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 1A: RISK FACTORS

There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6: EXHIBITS

Exhibit 10.1 Executive Employment Agreement dated as of July 16, 2006, between Belden CDT Inc. and Peter F. Sheehan.

Exhibit 10.2 Executive Employment Agreement dated as of July 16, 2006, between Belden CDT Inc. and Robert Canny.

Exhibit 10.3 Executive Employment Agreement dated as of August 24, 2006, between Belden CDT Inc. and Gray Benoist.

Exhibit 10.4 Consent of September 22, 2006, related to Credit Agreement, dated as of January 24, 2006, among Belden CDT Inc., the Lenders from time to time parties thereto, and Wachovia Bank, National Association, as administrative agent.

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

                                        BELDEN CDT INC.


Date: November 3, 2006                  By: /s/ John S. Stroup
                                            ------------------------------------
                                            John S. Stroup
                                            President, Chief Executive Officer
                                            and Director


Date: November 3, 2006                  By: /s/ Gray G. Benoist
                                            ------------------------------------
                                            Gray G. Benoist
                                            Vice President, Finance and Chief
                                            Financial Officer


Date: November 3, 2006                  By: /s/ John S. Norman
                                            ------------------------------------
                                            John S. Norman
                                            Controller and Chief Accounting
                                            Officer