Form 10-K
period 2006-12-31
BELDEN CDT INC.
filed 2007-03-01
CIK 913142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

The registrant is a large accelerated filer and is not a shell company.

At June 23, 2006, the aggregate market value of Common Stock of Belden CDT Inc. held by non-affiliates was $1,303,721,667 based on the closing price ($30.24) of such stock on such date.

There were 44,609,213 shares of registrant’s Common Stock outstanding on February 22, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2006 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1.	Business

General

Belden CDT Inc. (Belden) designs, manufactures and markets signal transmission products for data networking and a wide range of specialty electronics markets. We focus on segments of the worldwide cable and connectivity market that require highly differentiated, high-performance products. We add value through design, engineering, excellence in manufacturing, product quality, and customer service.

On July 15, 2004, Belden Inc. and Cable Design Technologies Corporation (CDT) completed a merger transaction pursuant to which Belden Inc. became a wholly owned subsidiary of CDT and CDT (as the surviving parent) changed its name to Belden CDT Inc. Due in part to Belden Inc.’s shareholders as a group having received a larger portion of the voting rights in the combined entity, Belden Inc. was considered the acquirer for accounting purposes. As a result, the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations under accounting principles generally accepted in the United States. For financial reporting purposes, Belden Inc.’s historical financial statements and fiscal year are used for reporting following the merger. For federal securities law purposes, CDT (now Belden CDT Inc.) remains the reporting entity following the merger. For more information about the merger, see Note 4 to the Consolidated Financial Statements.

Belden CDT Inc. is a Delaware corporation incorporated in 1988. Its affiliated company, Intercole Inc., began a series of more than 20 acquisitions in the wire and cable industry in 1985. In 1993, CDT completed an initial public offering of its stock.

Belden Manufacturing Company originated in Chicago in 1902 and began by manufacturing silk insulated wire and insulated magnet wire. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. (Cooper) as part of Cooper’s acquisition of Crouse-Hinds Company. In 1993, the business was transferred to Belden Wire & Cable Company, a wholly owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of the common stock of Belden Inc.

The Company reports in four segments: the Belden Americas segment, the Specialty Products segment, the Europe segment and the Asia Pacific segment. Financial information about the Company’s four operating segments appears in Note 3 to the Consolidated Financial Statements.

As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company” and “we” refer to Belden CDT Inc. and its subsidiaries as a whole.

Products

Belden produces and sells cable and wire products, connectivity products, and other products. In each of the last three years, cable and wire products accounted for more than 90 percent of our revenues.

Our various cable and wire configurations are sold by all segments and are manufactured by all segments except the Asia Pacific segment. These configurations include:

•	Multiconductor cables, consisting of two or more insulated conductors that are twisted into pairs or quads and cabled together, or run in a parallel configuration as a flat cable.

•	Coaxial cables, consisting of a central inner conductor surrounded by a concentric outer conductor or shield. A dielectric material separates the two conductors and a jacket covers the overall construction. The inner conductor is usually copper or copper-covered steel, while the outer conductor is usually a metallic tape or a wire braid.

•	Fiber optic cables, which transmit light signals through glass or plastic fibers. We purchase coated fibers and manufacture fiber optic cables for use in data networking and other applications.

•	Lead, hook-up and other wire products. Lead and hook-up wires consist of single insulated conductor wire that is used for electrical leads. Insulation may be extruded or laminated over bare or tinned copper conductors.

•	Composite cable configurations. A composite cable may be any combination of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve a complex application and provide ease of installation.

Our connectivity products are produced and sold primarily for data networking applications. Connectivity products include connectors, patch panels, and interconnect hardware and other components. They are typically sold as part of an end-to-end structured cabling solution.

Our other products include cabinets, enclosures, racks, raceways and ties for organizing and managing cable; tubing and sleeving products to protect and organize wire and cable; wireless networking access points and switches; and passive components such as Power Over Ethernet modules.

Markets and Products, Belden Americas Segment

The Belden Americas segment designs, manufactures and markets all of our cable, connectivity and other product types (as described above under “Products”) for use in the following principal markets: industrial; audio and video; security; networking; and communications. This segment contributed approximately 54%, 50%, and 60% of our consolidated revenues in 2006, 2005, and 2004, respectively.

We define the industrial market broadly to include applications ranging from advanced industrial networking and robotics to traditional instrumentation and control systems. Our cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. We sell our industrial products primarily through wire specialist distributors, industrial distributors and re-distributors, and directly to original equipment manufacturers (OEMs).

We manufacture a variety of multiconductor and coaxial products which distribute audio and video signals for use in broadcast television (including digital television and high definition television), broadcast radio, pre- and post-production facilities, recording studios and public facilities such as casinos, arenas and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems and consumer audio products. We offer a complete line of composite cables for the emerging market in home networking. Our primary market channels for these broadcast, music and entertainment products are broadcast specialty distributors and audio systems installers. The Belden Americas segment also sells directly to music OEMs and the major networks including NBC, CBS, ABC and Fox.

We provide specialized cables for security applications such as video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems. These products are sold primarily through distributors and also directly to specialty system integrators.

In the networking market, we supply structured cabling solutions for the electronic and optical transmission of data, voice, and video over local and wide area networks. End-use applications are hospitals, financial institutions, government, service providers, transportation, data centers, manufacturing, industrial and enterprise customers. Products for this market include high-performance copper cables (including 10-gigabit Ethernet technologies over copper), fiber optic cables, connectors, wiring racks, panels, interconnecting hardware, intelligent patching devices, wireless networking access points and switches, Power over Ethernet panels, and cable management solutions for complete end-to-end network structured wiring systems. Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.

In the communications market, we manufacture flexible, copper-clad coaxial cable for high-speed transmission of voice, data and video (broadband), used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. We also sell coaxial cables used in connection with wireless applications, such as cellular, Personal Communications Service, Personal Communications Network, and Global Positioning System. These broadband, CATV and wireless communication cables are sold primarily through distributors.

Except for central office cable for telephone networks, we exited the North American telecommunications market in 2004.

Markets and Products, Specialty Products Segment

The Specialty Products segment designs, manufactures and markets a wide variety of our cable products for use principally in the networking, transportation and defense, sound and security, and industrial markets. This segment contributed approximately 18%, 20%, and 11% of our consolidated revenues in 2006, 2005, and 2004, respectively.

In the networking market (as described with respect to the Belden Americas segment above), the Specialty Products segment supplies high-performance copper and fiber optic data cable for users preferring an open architecture where integrators specify our copper and fiber cables for use with the connectivity components of other suppliers. These systems are installed through a network of highly trained system integrators/contractors and are supplied locally by authorized distributors.

In the transportation and defense market, we provide specialized cables for use in commercial and military aircraft, including cables for fly-by-wire systems, fuel systems, and in-flight entertainment systems. Some of these products withstand extreme temperatures (up to 2000º F), are highly flexible, or are highly resistant to abrasion. We work with OEMs to have our products specified on aircraft systems and sell either directly to the OEMs or to specialized distributors or subassemblers. For the automotive market, we supply specialized cables for oxygen sensors in catalytic converters, for air-bag actuators, and for satellite radio receivers. Other high-temperature cable products are applied in industrial sensors and communication technology. These automotive and other cables are sold primarily through distributors.

The Specialty Products segment also designs, manufactures and markets a wide range of sound and security cables that are sold directly to system integrators and contractors, as well as a variety of industrial coaxial and control cables that are used in monitoring and control of industrial equipment and systems, and are sold through industrial distributors and re-distributors and directly to OEMs.

Markets and Products, Europe Segment

The Europe segment designs, manufacturers and markets our cable, connectivity, and other products, primarily to customers in Europe, the Middle East, and Africa for use in the industrial, networking, communications, audio and video, and security markets (as such markets are described with respect to the Belden Americas segment above), through distributors and to OEMs. This segment contributed approximately 24%, 26%, and 24% of our consolidated revenues in 2006, 2005, and 2004, respectively.

In 2006 we exited the copper telecom cable business in the United Kingdom. Elsewhere in Europe, we continue to provide certain telecommunications wire and cable products, selling directly to service providers and, to a lesser extent, through distributors. We also manufacture copper-based CATV trunk distribution cables that meet local specifications and are widely used throughout the region, which are sold to cable TV system operators and through distribution.

Markets and Products, Asia Pacific Segment

The Asia Pacific segment markets our full range of products to our customers operating in Asia, Australia and New Zealand. These customers include a mix of local as well as global customers from North America or Europe, in the industrial, networking, communications, audio and video, and security markets. We pursue both direct sales as well as channel sales depending upon the nature and size of the market opportunities. This segment contributed approximately 4%, 4%, and 5% of our consolidated revenues in 2006, 2005, and 2004, respectively.

Customers

We sell to distributors and directly to OEMs and installers of equipment and systems. Sales to the distributor Anixter International Inc. represented approximately 21% of our revenues in 2006.

We have supply agreements with distributors and with OEM customers in the United States, Canada, Europe, and elsewhere. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts or for a significant period of time. The loss of one or more large customers or distributors could result in lower total revenues and profits. However, we believe that our relationships with our customers and distributors are satisfactory and that they choose Belden products due to, among other reasons, the breadth of our product offering and the quality and performance characteristics of our products.

There are potential risks in our relationships with distributors. For example, adjustments to inventory levels maintained by distributors (which adjustments may be accelerated through consolidation among distributors) may adversely affect sales. Further, in each segment of our business certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded a liability for the estimated impact of this return policy.

If the costs of materials used in our products falls and competitive conditions make it necessary for us to reduce our list prices, we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory.

International Operations

We have manufacturing facilities in Canada, Mexico and Europe, and during 2006, approximately 43% of Belden’s sales were for locations outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

Changes in the relative value of currencies take place from time to time and their effects on the Company’s results of operations may be favorable or unfavorable. On rare occasions, we engage in foreign currency hedging transactions to mitigate these effects. Much of the material we sell in Europe is made in Europe, reducing our currency risk for that region.

The past few years have been characterized by consolidation of manufacturing operations in our industry worldwide in response to both changes in demand and improvements in productivity. A risk associated with our European manufacturing operations is the higher relative expense and length of time required to reduce manufacturing employment in European operations if needed.

The Company’s foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

Financial information for Belden by geographic area is shown in Note 3 to the Consolidated Financial Statements.

Competition

Belden faces substantial competition in its major markets. The number and size of our competitors varies depending on the product line and operating segment.

For each of our operating segments, the market can be generally categorized as highly competitive with many players. Some multinational competitors have greater financial, engineering, manufacturing and marketing resources than we have. There are also many regional competitors that have more limited product offerings.

The principal competitive factors in all our product markets are product features, availability, price, customer support and distribution coverage. The relative importance of each of these factors varies depending on the customer. Some products are manufactured to meet published industry specifications and cannot be differentiated on the basis of product characteristics. We believe, however, that Belden stands out in many of its markets on the basis of its customer service, delivery, product quality, and breadth of product line.

Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require continued investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will continue to make such investments or that we will be successful in maintaining such advantages.

Research and Development

Belden engages in continuing research and development programs, including new and existing product development, testing and analysis, process and equipment development and testing, and compound materials development and testing. For information about the amount spent on research and development, see Note 2 to the Consolidated Financial Statements.

Patents and Trademarks

Belden has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate our patents and trademarks are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent or trademark or group of patents or trademarks to be material to the business as a whole, except for the Belden® trademark. Belden’s patents and trademarks are used by all operating segments.

Raw Materials

The principal raw material used in many of our products, for all operating segments, is copper. Other materials that we purchase in large quantities include fluorinated ethylene-propylene (both Teflon® and other FEP) and polyvinyl chloride (PVC). We also use polyethylene, color chips, insulating materials such as plastic and rubber, shielding tape, plywood and plastic reels, corrugated cartons, aluminum clad steel and copper clad steel conductors, other metals, and optical fiber. With respect to all major raw materials used by the Company, we generally have either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper rose rapidly in price for much of this period and remains a volatile commodity. Materials such as PVC and other plastics derived from petrochemical feedstocks have also risen in price. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM and telecom customer contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements.

Backlog

Our business is characterized generally by short-term order and shipment schedules, and many orders are shipped from inventory. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2006, the Company’s backlog of orders believed to be firm was $84.5 million compared with $97.3 million at December 31, 2005. The Company believes that all such backlog will be filled in 2007.

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

Our facility in Venlo, The Netherlands, was acquired in 1995 from Philips Electronics N.V. Soil and groundwater contamination was identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, the government authorities have advised that some form of remediation will be necessary, and we plan to install a groundwater remediation system in 2007. We have recorded a liability for the estimated costs.

We are named as a defendant in the City of Lodi, California’s federal lawsuit along with over 100 other defendants. The complaint, brought under federal, state and local statutory provisions, alleges that property previously owned by our predecessor contributed to groundwater pollution in Lodi. There has been no validation or investigation to demonstrate or deny the City’s claim that the property allegedly owned by our predecessor is a potential pollution site. We are currently negotiating a settlement with the City, and we have recorded a liability for the estimated costs related to resolution of this matter.

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

Belden does not own or operate either waste site with respect to which it has been identified as a PRP. In each case, Belden is identified as a party that disposed of waste at the site. With respect to one of the sites, Belden’s share of the waste volume is estimated to be less than 1%. At the other site, Belden contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for these sites, we believe, based on our preliminary review and other factors, including Belden’s estimated share of the waste volume at the sites, that the costs relating to these sites will not have a material adverse effect on our results of operations, financial condition or cash flow. We have recorded a liability to the extent such costs are probable and estimable for such sites.

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

Employees

As of December 31, 2006, we had approximately 4,650 employees worldwide. We also utilized about 750 workers under contract manufacturing arrangements in Mexico. Approximately 1,900 employees are covered by collective bargaining agreements at various locations around the world. The Company believes that its relationship with its employees is good.

Importance of New Products and Product Improvements;
Impact of Technological Change; Impact of Acquisitions

Many of the markets that we serve are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. Our markets are also subject to increasing requirements for mobility and information security. The relative costs and merits of copper cable solutions, fiber optic cable solutions, and wireless solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. An important element of our business strategy is to increase our capabilities in the different modes of signal transmission technology, specifically copper cable, optical fiber and wireless.

Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the majority of Belden’s sales. Fiber optic cables have certain advantages over copper-based cables in applications where large amounts of information must travel great distances and where high levels of information security are required. While the cost to interface electronic and light signals and to terminate and connect optical fiber remains high, we expect that in future years these disadvantages will diminish. We produce and market fiber optic cables and many customers specify these products in combination with copper cables.

Advances in copper cable technologies and data transmission equipment have increased the relative performance of copper solutions. For example, in early 2005 we introduced the Belden System 10-GX for the data networking or enterprise market, providing reliable 10 gigabits-per-second performance over copper conductors. Belden’s System 10-GX accomplishes this using unshielded twisted pair cables and patented connector technology. The planned finalization in early 2007 of the industry’s 10-gig-over-copper technical standards will, we expect, accelerate the adoption of these higher-capacity copper network solutions.

The final stage of most networks remains almost exclusively copper-based and we expect that it will continue to be copper for some time. However, if a significant decrease in the cost of fiber optic systems relative to the cost of copper-based systems were to occur, such systems could become superior on a price/performance basis to copper systems. We do not control our own source of optical fiber production and, although we cable optical fiber, we could be at a cost disadvantage to competitors who both produce and cable optical fiber.

The installation of wireless devices has required the development of new wired platforms and infrastructure. In the future, we expect that wireless communications technology will be an increasingly viable alternative technology to both copper and fiber optic-based systems for certain applications. We believe that problems such as insufficient signal security, susceptibility to interference and jamming, and relatively slow transmission speeds of current systems will gradually be overcome, making the use of wireless technology more acceptable in many markets, including not only office LANs but also industrial and broadcast installations. In 2006 Belden introduced wireless networking products and acquired a minority interest in a wireless technology company, Extricom Ltd.

Continued strategic acquisitions are part of Belden’s strategy. In January 2007, Belden announced a definitive agreement to acquire Hirschmann Automation and Control (HAC), a Germany-based company that designs, manufactures and markets industrial connectors, industrial ethernet switches, electronic control systems, and related products. In February 2007, Belden announced a definitive agreement to purchase LTK Wiring Co. Ltd. (LTK), a Hong Kong-based cable manufacturer. Completion of each of these acquisitions is subject to the fulfillment of certain conditions. There can be no assurance that future acquisitions will occur or that those that do occur will be successful.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports, proxy statements and other information contain additional information about us. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements, and other information about issuers who file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Belden maintains an Internet website at www.belden.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to the Corporate Secretary, Belden CDT Inc., 7701 Forsyth Boulevard, Suite 800, St. Louis, MO 63105.

New York Stock Exchange Matters

Pursuant to the New York Stock Exchange (NYSE) listing standards, the Company submitted a Section 12(a) CEO Certification to the NYSE in 2006. Further, the Company is herewith filing with the Securities and Exchange Commission (as exhibits hereto), the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Executive Officers

The following sets forth certain current information with respect to the persons who are Belden executive officers as of February 22, 2007. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position

John S. Stroup	40	President, Chief Executive Officer and Director
Gray G. Benoist	54	Vice President, Finance and Chief Financial Officer
Kevin L. Bloomfield	55	Vice President, Secretary and General Counsel
Robert Canny	50	Vice President, Operations and President, Specialty Products
Stephen H. Johnson	57	Treasurer
Naresh Kumra	36	Vice President, Operations and President, Asia Pacific Operations
John S. Norman	46	Controller and Chief Accounting Officer
Louis Pace	35	Vice President, Business Development
D. Larrie Rose	59	Vice President, Operations and President, European Operations
Peter Sheehan	46	Vice President, Operations and President, Belden Americas
Cathy O. Staples	56	Vice President, Human Resources

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

Gray G. Benoist was appointed Vice President, Finance and Chief Financial Officer effective August 24, 2006. Mr. Benoist was most recently Senior Vice President, Director of Finance of the Networks Segment of Motorola Inc., a $6.3 billion business unit responsible for the global design, manufacturing, and distribution of wireless and wired telecom system solutions. During more than 25 years with Motorola, Mr. Benoist served in senior financial and general management roles across Motorola’s portfolio of businesses, including the Personal Communications Sector, Integrated and Electronic Systems Sector, Multimedia Group, Wireless Data Group, and Cellular

Infrastructure Group. He has a B.S. in Finance & Accounting from Southern Illinois University and an M.B.A. from the University of Chicago.

Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company since July 16, 2004. From August 1, 1993 until July 2004, Mr. Bloomfield was Vice President, Secretary and General Counsel of Belden Inc. He was Senior Counsel for Cooper from February 1987 to July 1993, and had been in Cooper’s Law Department from 1981 to 1993. He has a B.A. degree in economics, a J.D. degree from the University of Cincinnati and an M.B.A. from The Ohio State University.

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

Stephen H. Johnson has been Treasurer of the Company since July 2004, and was Treasurer of Belden Inc. from July 2000 to July 2004. From November 2005 until August 2006 he served in the additional capacity of Interim Chief Financial Officer of the Company. He was Vice President, Finance of Belden Electronics from September 1998 through June 2000 and Director, Tax and Assistant Treasurer of Belden Inc. from October 1993 through August 1998. He was associated with the public accounting firm of Ernst & Young LLP from 1980 through September 1993 and was a partner with that firm since 1989. Mr. Johnson has a B.A. in history from Austin College and a Ph.D. in philosophy from the University of Texas at Austin. He is a Certified Public Accountant.

Naresh Kumra joined Belden in March 2006 as Vice President of Business Development, and was named President, Asia Pacific Operations in June 2006. From 1999 to 2006, he worked for McKinsey & Company, Inc., a global management consulting firm, and his last position was Associate Principal in the New York area, where he was responsible for co-leadership of private equity and growth/innovation practices. From 1991 to 1997, he worked for industrial and electronics businesses of Schlumberger Industries in New Delhi, India, and Poitiers, France, initially as a software engineer, and subsequently as manufacturing manager and product line manager. He graduated from the Indian Institute of Technology in Delhi with a bachelor’s degree in computer science and has an M.B.A. from the Darden School at the University of Virginia in Charlottesville, Virginia.

John S. Norman joined Belden in May 2005 as Controller and was named Chief Accounting Officer in November 2005. He was vice president and controller of Graphic Packaging International Corporation, a paperboard packaging manufacturing company, from 1999 to 2003 and has 17 years experience in public accounting with PricewaterhouseCoopers LLP. Mr. Norman has a B.S. in accounting from the University of Missouri and is a Certified Public Accountant.

Louis Pace was appointed Vice President, Business Development effective June 2, 2006. He joined the Company in May 2006 as Vice President, Marketing, in the Specialty Division. He was previously a consultant with AEA Investors, Inc. where he advised senior leadership on various aspects of prospective transactions as well as strategic and operational issues. Prior to that, Mr. Pace worked for Sovereign Specialty Chemicals in progressively responsible positions, most recently as the Vice President of Product Development and Commercialization. He has an A.B. in economics from Harvard University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

D. Larrie Rose has been Vice President, Operations and President, European Operations, since July 16, 2004. He was Vice President, Operations of Belden Inc. and President, Belden Holdings Inc., from April 2002 until July 2004. He served as Vice President, Sales & Marketing for Belden Electronics from 1998 until 2002. From 1981 until 1998, Mr. Rose held various European management positions for Belden Inc. including Vice President, International Operations from 1995 until 1998. He has been with Belden since 1972. Mr. Rose has a B.S. in social science and industrial arts from Ball State University.

Peter Sheehan has been Vice President, Operations since July 16, 2004, and President, Belden Americas, since February 7, 2006. From July 2004 to February 2006, he was President, Electronic Products. From December 1995 until July 2004 he was Executive Vice President of Cable Design Technologies Corp. From 1990 to 1995 he was

Senior Vice President, Sales and Marketing, for Berk-Tek, an Alcatel Company. Mr. Sheehan has a Bachelor of Arts and Science degree from Boston College.

Cathy Odom Staples has been Vice President, Human Resources of the Company since July 16, 2004, and held the same position with Belden Inc. from May 1997 through July 2004. She was Vice President, Human Resources for Belden’s Electronic Products Division from May 1992 to May 1997. Ms. Staples has a B.S.B.A. degree in human resources from Drake University.

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

Copper is a significant component of the cost of most of our products. Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper rose rapidly in price for much of this period and remains a volatile commodity. Other materials we use, such as PVC and other plastics derived from petrochemical feedstocks, have also risen in price. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM and telecom customer contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings will be reduced. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings will be reduced. In recent months, the price of copper has significantly declined. If this decline continues, we may be forced to decrease prices, which could have a negative effect on revenue, and we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. We believe the supply of raw materials (copper, plastics, and other materials) is adequate and we do not expect any substantial interruption of supply or shortage of materials. If such a supply interruption or shortage were to occur, however, this could have a negative effect on revenue and earnings.

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

The majority of our sales are through distributors. These distributors carry the products of competitors along with our products. Our largest distributor customer, Anixter International Inc., accounted for 21% of our revenue in 2006. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily.

In the past, we have seen a few distributors acquired and consolidated. If there were further consolidation of the electronics and cable distributors, this could have an effect on our relationships with these distributors. It could also result in consolidation of distributor inventory, which would temporarily depress our revenue. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full.

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

The plans for our business include both revenue improvement and cost saving initiatives. For example, the Company has undertaken restructuring programs concerning manufacturing operations in both North America and Europe. The restructuring programs are expected to reduce manufacturing costs. We have also announced plans to implement lean enterprise practices throughout our organization, which are expected to reduce inventory and manufacturing costs. If we do not achieve all the planned savings, we might not achieve expected levels of profitability.

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

Because we do business in many countries, our results of operations are affected by changes in currency exchange rates and are subject to political and economic uncertainties.

A significant proportion of our sales are outside the United States. Other than the United States dollar, the principal currencies to which we are exposed through our manufacturing operations and sales are the euro, the Canadian dollar and the British pound. Most of our products sold in Europe are manufactured there, resulting in a natural hedge, to some degree. Most of our products sold in Asia are priced in U.S. dollars. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

We have manufacturing facilities in Canada, Mexico and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

Our future success depends on our ability to develop and introduce new products.

Our markets are characterized by the introduction of increasingly capable products, including fiber optic and wireless signal transmission solutions that compete with the copper cable solutions that comprise the majority of our revenue. The relative costs and merits of copper cable solutions, fiber optic cable solutions, and wireless solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets. Competing technologies could cause the obsolescence of many of our products. See the discussion above in Part I, Item 1, under Importance of New Products.

We have defined benefit pension plans that are not fully funded.

We have defined benefit pension plans in the United States, the United Kingdom, Canada and Germany. The cash funding requirements for these plans depends on the financial performance of the funds’ assets, actuarial life expectancies, discount rates and other factors. The fair value of the assets in the plans is often less than the projected benefit owed by the Company. In most years, we are required to contribute cash to fund the pension plans and other postretirement benefit plans, and the amount of funding required may vary significantly.

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

We have in the past closed plants and reduced the size of our workforce, and we might elect to do so again in the future.

Much of our manufacturing capacity is in North America and Western Europe, which are relatively high-cost regions. Over the past few years, as a result of the 2004 merger and in furtherance of our regional manufacturing strategy, we consolidated our capacity by closing several manufacturing plants and we reduced the number of people we employ. We incurred asset impairment charges, severance charges and other costs in relation to these plant closures. If we decide to close additional facilities, we could incur significant cash and non-cash charges in connection with these actions.

If we are unable to retain senior management and key employees, our business operations could be adversely affected.

Our success has been largely dependent on the skills, experience and efforts of our senior management and key employees. The loss of any of our senior management or other key employees could have an adverse effect on us. There can be no assurance that we would be able to find qualified replacements for these individuals if their services were no longer available, or if we do identify replacements, that the integration of those replacements will not be disruptive to our business.

We may have difficulty integrating the operations of LTK and HAC. Should we fail to integrate their operations, our results of operations and profitability could be negatively impacted.

We might not be successful in integrating the operations of LTK and HAC with Belden, and we might not perform as we expect. Some of the integration challenges we face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the operations of LTK and HAC for compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues and retention of key officers and personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time they have to manage Belden. HAC’s business involves products with shorter life cycles than Belden, which might cause more rapid shifts in market share, for better or worse. LTK has greater customer concentration than Belden and shorter product life cycles. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of one or more of our or LTK’s or HAC’s businesses.

Belden’s strategic plan includes is likely to include further acquisitions.

The number of suitable acquisition candidates may decline if the competition for acquisition candidates increases or the cost of acquiring suitable businesses becomes too expensive. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures, including, but not limited to, our borrowing capacity or the availability of alternative financing, may cause us to be unable to pursue or complete an acquisition. Our ability to implement our business strategy and grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. We cannot make assurances that we will be able to obtain financing when we need it or on terms acceptable to us.

One aspect of Belden’s strategic plan is further expansion into connectivity.

Belden’s expansion of its connectivity product portfolio will most likely take place through acquisitions. Connectivity products are generally more complex and involve more research and development spending, relative to sales, than cable products. If we do not adequately invest in research and development or if our efforts to introduce new products are not successful, our revenue from the acquired businesses might not meet our expectations. The customers for connectivity products include OEMs with whom Belden has relatively little experience, and the channel structure for these products might be different from our traditional channels. We cannot make assurances that we will successfully manage the commercial integration of connectivity and other more highly engineered products with Belden’s existing business.

This list of risk factors is not exhaustive. Other considerations besides those mentioned above might cause our actual results to differ from expectations expressed in any forward-looking statement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Belden has an executive office that it leases in St. Louis, Missouri, and various manufacturing facilities, warehouses and sales and administration offices. The significant facilities as of December 31, 2006 are as follows:

Used by the Belden Americas operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-9	7 M, 2 W	7 owned
2 leased
Canada-2	M	2 owned
Mexico-1	M	1 leased

Used by the Specialty Products operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-9	7 M, 2W	4 owned
5 leased
Mexico -1	M	1 leased

Used by the Europe operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United Kingdom-2	1 M, 1 W	1 owned
1 leased
The Netherlands-1	M	1 owned
Germany-2	M	1 owned
l leased
Italy-3	M	1 owned
2 leased
Czech Republic-1	M	1 owned
Denmark-1	M	1 owned
Hungary-1	M	1 owned

Note: The Asia Pacific operating segment locations are of a warehouse nature and operate under third party contractual arrangements rather than being owned or leased.

The total size of all Belden Americas operating segment locations is approximately 2.3 million square feet; the total size of all Specialty Products operating segment locations is approximately 0.8 million square feet; and the total size of all Europe operating segment locations is approximately 1.9 million square feet. The Company believes its physical facilities are suitable for their present and intended purposes and adequate for the Company’s current level of operations.

Item 3.	Legal Proceedings

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, about 151 of which we were aware at February 8, 2007, in which we are one of many defendants, 24 of which are scheduled for trial during 2007. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 15 years ago. Through February 8, 2007, we have been dismissed, or reached agreement to be dismissed, in approximately 180 similar cases without any going to trial, and with only 11 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows.

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

As of February 22, 2007, there were approximately 671 record holders of common stock of Belden CDT Inc.

We paid a dividend of $.05 per share in each quarter of 2005 and 2006. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2006 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$27.72	$33.55	$39.83	$41.70
Low	$23.92	$25.92	$28.45	$35.03

	2005 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$24.59	$23.41	$22.75	$26.00
Low	18.93	17.65	19.08	18.65

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	Years Ended December 31,
	2002	2003	2004	2005	2006

Belden CDT Inc.	(34.63)%	40.46%	10.79%	6.28%	60.96%
S&P 500 Index	(22.10)%	28.68%	10.88%	4.91%	15.79%
Dow Jones Electronic & Electrical Equipment	(35.94)%	57.05%	0.25%	4.34%	13.75%

	Base	Indexed Returns
	Period	Years Ended December 31,
	2001	2002	2003	2004	2005	2006

Belden CDT Inc.	100	65.37	91.81	101.72	108.10	174.00
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
Dow Jones Electronic & Electrical Equipment	100	64.06	100.60	100.85	105.23	119.70

Item 6.	Selected Financial Data

Years Ended December 31,	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of operations data:
Revenues	$1,495,811	$1,245,669	$864,725	$553,743	$567,126
Operating income	118,478	68,538	36,434	22,430	13,577
Income (loss) from continuing operations	71,563	33,568	10,700	6,775	(4,603)
Basic income (loss) per share from continuing operations	1.65	0.74	0.30	0.27	(0.19)
Diluted income (loss) per share from continuing operations	1.48	0.69	0.31	0.27	(0.19)
Balance sheet data:
Total assets	1,355,968	1,306,735	1,385,402	694,596	749,699
Long-term debt	110,000	172,051	232,823	136,000	203,242
Long-term debt, including current maturities	172,000	231,051	248,525	201,951	203,242
Stockholders’ equity	843,901	713,508	810,000	281,540	315,205
Other data:
Basic weighted average common shares outstanding	43,319	45,655	35,404	25,158	24,763
Diluted weighted average common shares outstanding	50,276	52,122	38,724	25,387	24,763
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In 2006, we recognized severance expense of $20.4 million, asset impairment expense of $11.1 million, and adjusted depreciation expense of $2.0 million related to our decisions to restructure our European and North American manufacturing operations and to eliminate positions worldwide to reduce production, selling, and administrative costs. We also recognized a $4.7 million favorable settlement of a prior-period tax contingency.

In 2005, we recognized asset impairment expense of $8.0 million, severance expense of $7.7 million, and adjusted depreciation expense of $1.2 million related to our decisions to exit the United Kingdom communications cable market and to restructure our European manufacturing operations. We also recognized executive succession expense of $7.0 million during 2005.

In 2004, Belden Inc. merged with and became a wholly owned subsidiary of Cable Design Technologies Corporation (CDT), which then changed its name to Belden CDT Inc. For financial reporting purposes, the results of operations of CDT are included in our operating results from July 2004. We recognized $21.7 million in restructuring and merger-related expenses during 2004. We also recognized asset impairment expense of $8.9 million related to the discontinuance of certain product lines in Europe and excess capacity in the United States resulting from the combined capacity after the merger.

In 2002, we recognized asset impairment expense of $18.0 million, severance expense of $8.3 million, and inventory obsolescence expense of $3.6 million related to the discontinuance of certain product lines and manufacturing facility closures in Europe and Australia.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture, and market signal transmission products for data networking and a wide range of specialty electronics markets including entertainment, industrial, security, and aerospace applications. We strive to create shareholder value by:

•	Capitalizing on opportunities for cost and capital efficiency improvement through operational excellence,

•	Capturing additional profits and market share via commercial strategies such as product portfolio management and global account development,

•	Capitalizing on new growth opportunities and minimizing potential threats related to globalization, and

•	Capitalizing on higher product differentiation and additional profit opportunities and minimizing potential threats related to the growing adoption of wireless and light transmission technologies and new adjacencies to existing copper-based transmission technologies.

To accomplish these goals, we use a set of tools and processes that are designed to continuously improve business performance in the critical areas of quality, delivery, cost, and innovation. We consider revenue growth, operating margin, cash flows, and working capital management metrics to be our key operating performance indicators. We also desire to acquire businesses that we believe can help us achieve the objectives described above. The extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition and cash flows.

We are a multinational corporation with global operations. Approximately 43% of our sales were derived outside the United States in 2006. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. Our market and geographic diversity has helped limit the impact of any one market or the economy of any single country on our consolidated operating results. Given the broad range of products manufactured and geographies served, we use indices concerning general economic trends to predict our outlook for the future. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

While differences exist among our businesses, we generally continued to see broad-based market expansion during 2006, but at lower rates than in 2005 and 2004. We believe that this moderation in growth rates reflects slower growth in certain end markets and current global economic conditions. Consolidated revenues for 2006 increased 20.1% over 2005. Revenues derived from existing businesses for the year (references to “revenues derived from existing businesses” in this report include revenues derived from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed 18.9% growth. The impact of currency translation on revenues contributed the additional 1.2% growth. Consolidated revenues for 2005 increased 44.1% over 2004. Revenues derived from existing businesses for the year contributed 8.7% growth. Acquisitions accounted for approximately 35.0% growth. The impact of currency translation on revenues contributed the additional 0.4% growth.

In July 2004, Belden Inc. merged with and became a wholly owned subsidiary of Cable Design Technologies Corporation (CDT), and CDT changed its name to Belden CDT Inc. (the Merger). The Merger was treated as a reverse acquisition under the purchase method of accounting. For financial reporting purposes, the operating results and cash flows of CDT are included in our Consolidated Financial Statements from July 2004. CDT was a leading supplier of both connectivity products and electronic data and signal transmission products and had annual revenues of approximately $443.6 million in 2003, excluding the approximately $57.9 million of revenues attributable to discontinued operations that have since been divested. We recognized $4.5 million and $30.6 million of asset impairment, restructuring, and incentive compensation expenses in 2005 and 2004, respectively, related to the Merger.

In January 2007, we announced the pending acquisition of Germany-based Hirschmann Automation and Control GmbH (HAC). HAC is a leading supplier of Industrial Ethernet solutions and industrial connectors and had annual revenues of approximately $250.0 million in 2006. If completed, this acquisition will help us (1) expand our overall connectivity portfolio, (2) improve our market access in Europe, (3) provide additional solutions for our industrial customers, and (4) provide additional opportunities for the introduction of wireless and fiber optic solutions to the industrial space.

In February 2007, we announced the pending acquisition of Hong Kong-based LTK Wiring Co. Ltd. (LTK). LTK is a leading supplier of electronic cable for the China market and had annual revenues of approximately $220.0 million in 2006. If completed, this acquisition will (1) allow us to grow our business in China, (2) help us meet the demands of our current customers in Asia through regional product development, manufacturing, and sourcing, (3) provide us with a premium brand and a leading position in a new market for us, consumer electronics, and, (4) provide us with a depth of experience in working directly with original equipment manufacturers.

We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and geographies, including trends toward increased utilization of the global labor force, expansion of market opportunities in emerging markets such as China and India, migration away from a fragmented, sub-scale, high-cost manufacturing footprint, and recent volatility in raw material costs.

To address certain of these challenges and opportunities, we implemented restructuring actions during 2005-2006 in both Europe and North America and initiated worldwide position eliminations in 2006. In Europe, we exited the United Kingdom communications cable market, ceased the manufacture of certain products in Hungary and the Netherlands, and sold both our discontinued communications cable operation in the United Kingdom and a manufacturing facility in Sweden in an effort to reduce manufacturing floor space and overhead and to streamline administrative processes. In North America, we announced the construction of a new manufacturing facility in Mexico and the pending closure of three manufacturing facilities in the United States and the cessation of manufacturing at a facility in Canada in an effort to increase our manufacturing presence in low-cost regions near our major markets. We have initiated worldwide position eliminations in an effort to streamline production support, sales, and administrative operations. As a result of these actions, we recognized severance, asset impairment, and adjusted depreciation costs in 2005 and 2006. We may recognize additional severance and adjusted depreciation costs during 2007. We may also recognize additional asset impairment expenses or gains (losses) on the disposal of assets during the restructuring periods.

Although we use the United States dollar as our functional currency for reporting purposes, a substantial portion of our assets, liabilities, operating results, and cash flows reside in or are derived from countries other than the United States. These assets, liabilities, operating results, and cash flows are translated from local currencies into the United States dollar using exchange rates effective during the respective period. We have generally accepted the exposure to currency exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the United States dollar will continue to affect the reported amount of assets, liabilities, operating results, and cash flows in our consolidated financial statements.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) dispositions of tangible assets, (3) the exercise of stock options, (4) cash used for business acquisitions, capital expenditures, and dividends, and (5) the adequacy of our available credit facilities and other borrowing arrangements. We believe the sources listed above are sufficient to fund the current requirements of working capital, to fund our announced pending acquisitions of HAC and LTK, to make scheduled contributions for our retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments, and to support our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended
	December 31,
	2006	2005
	(In thousands)

Net cash provided by (used for):
Operating activities	$141,156	$49,149
Investing activities	(1,465)	27,752
Financing activities	(22,673)	(129,122)
Effects of currency exchange rate changes on cash and cash equivalents	2,495	(1,937)

Increase (decrease) in cash and cash equivalents	119,513	(54,158)
Cash and cash equivalents, beginning of year	134,638	188,796

Cash and cash equivalents, end of year	$254,151	$134,638

Net cash provided by operating activities, a key source of our liquidity, increased by $92.0 million in 2006 as compared to 2005 primarily because of a favorable change in operating assets and liabilities totaling $57.1 million, net income growth totaling $18.4 million, and an increase in non-cash charges totaling $29.6 million. Operating cash flow was negatively impacted in 2006 by a $13.1 million increase in the amount by which pension funding exceeded pension expense.

Cash provided by inventory reductions increased by $83.8 million in 2006 as compared to 2005 because certain of our businesses outperformed our strategic objective to improve inventory turns by a least one full turn each year beginning in 2006. Inventory turns (defined as annual cost of sales divided by inventories) increased from 3.94 at December 31, 2005 to 5.75 at December 31, 2006. Cash used for accounts payable and accrued liabilities activity increased by $31.2 million in 2006 as compared to 2005. This fluctuation was triggered primarily by accounts payable, accrued value-added taxes, and other miscellaneous accruals. The amounts outstanding for these liabilities either stabilized or decreased in 2006 following significant merger-related increases in 2005. Days payables outstanding (defined as accounts payable and accrued liabilities divided by the average daily cost of sales and selling, general and administrative expenses recognized during the year) decreased from 67.5 at December 31, 2005 to 53.4 at December 31, 2006 for this same reason. Cash used for receivables activity increased by $6.5 million in 2006 as compared to 2005 because of the greater unit sales volume and increased sales prices experienced in 2006. Days sales outstanding in receivables (defined as receivables divided by average daily revenues recognized during the year) decreased from 57.1 at December 31, 2005 to 53.2 at December 31, 2006 for this same reason.

Net cash used for investing activities totaled $1.5 million in 2006 as compared to net cash provided by investing activities of $27.8 million in 2005. This decline in the cash flow impact of investing activities resulted from a $17.5 million decrease in proceeds generated from the disposal of tangible assets in 2006 as compared to 2005 and an $11.7 million increase in funds used to invest in or acquire businesses in 2006 as compared to 2005. In 2006, we received proceeds totaling $34.1 million related primarily to the disposal of tangible assets at our discontinued Manchester, United Kingdom business. In 2005, we received proceeds totaling $51.5 million related primarily to the disposal of tangible assets at our discontinued Phoenix, Arizona business. In 2006, we used $6.7 million to buy out the outstanding minority interest in one of our German subsidiaries and we used $5.0 million to purchase approximately 1.7 million shares of convertible preferred stock issued by Israel-based Extricom, Ltd.

In January 2007, we announced the pending acquisition of HAC for approximately $260.0 million in cash. In February 2007, we announced the pending acquisition of LTK for approximately $195.0 million in cash. We anticipate that these and any other acquisitions consummated in 2007 will be funded with available cash, internally-generated funds, and cash obtained through external borrowings.

Planned capital expenditures for 2007 are approximately $60.0 million, which includes the construction of new manufacturing facilities in Mexico and China. We anticipate that these capital expenditures will be funded with available cash, internally-generated funds, and cash obtained through external borrowings. We have the ability to revise and reschedule the anticipated capital expenditure program should our financial position require it.

Net cash used for financing activities in 2006 totaled $22.7 million as compared to $129.1 million in 2005. This improvement in the cash flow impact of financing activities primarily resulted from a $109.4 million decrease in funds used to repurchase our common stock, a $31.9 million increase in proceeds received from the exercise of stock options, and a $7.4 million increase in excess tax benefits recognized on share-based payments. A $41.6 million increase in funds used to repay outstanding debt obligations partially offset the positive impact that the nonrecurring purchase of common stock, the exercise of stock options, and the recognition of excess tax benefits on share-based payments had on the financing cash flows comparison. During 2005, we repurchased approximately 5.2 million shares of our common stock in open market transactions at an aggregate cost of $109.4 million. We received approximately $38.8 million and $6.9 million in proceeds during 2006 and 2005, respectively, from the exercise of stock options granted under our share-based compensation plans. An increase in our average stock price from $21.28 per share in 2005 to $32.70 per share in 2006 triggered an increase in the number of stock option exercises initiated in 2006 as compared to 2005. In 2006, we recognized excess tax benefits on share-based payments totaling $7.4 million in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. During 2006, we repaid outstanding medium-term notes totaling $59.0 million. During 2005, we repaid outstanding medium-term notes totaling $15.0 million and other borrowings totaling $2.5 million.

Our outstanding debt obligations as of December 31, 2006 consisted of $110.0 million of 4.00% convertible subordinated debentures due in 2023 and $62.0 million of medium-term notes. In January 2007, we discovered that we were in technical default of a covenant in each of our two medium-term note agreements. Rather than request a waiver for these covenant violations, we elected to redeem our outstanding notes. In February 2007, we redeemed the notes in the aggregate principal amount of $62.0 million and, in connection therewith, we paid a make-whole premium of approximately $2.0 million. The redemption was made with cash on hand.

During 2006, we maintained a revolving senior credit facility totaling $165.0 million that was secured by our overall cash flow and our tangible assets (other than real property) in the United States. The facility had a fixed term expiring in January 2011. There were no borrowings outstanding under this facility at any time during 2006. In February 2007, we entered into an amendment to our existing revolving senior credit facility, which provides that the amount of the revolver commitment be increased from $165.0 million to $225.0 million as well as amends certain restrictive covenants governing affiliate indebtedness and asset sales. The agreement for our revolving credit facility contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio, maintenance of a fixed charge coverage ratio, and minimum net worth.

Additional discussion regarding our various borrowing arrangements is included in Note 11 to the Consolidated Financial Statements.

Contractual obligations outstanding at December 31, 2006 have the following scheduled maturities:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations(1)(2)(3)	$172,000	$62,000	$—	$—	$110,000
Interest payments on long-term debt obligations	78,986	8,586	8,800	8,800	52,800
Operating lease obligations(4)	14,270	6,309	6,371	1,523	67
Purchase obligations(5)	3,304	3,304	—	—	—
Long-term incentive compensation	2,820	1,441	1,379	—	—
Pension and other postemployment obligations	86,632	13,055	15,915	15,869	38,793

Total	$355,012	$94,695	$32,465	$26,192	$201,660

(1)	As described in Note 11 to the Consolidated Financial Statements.

(2)	Amounts do not include interest or make-whole payments. Interest and make-whole payments related to long-term debt obligations are reflected on a separate line in the table. We redeemed our $62.0 million medium-term notes in February 2007.

(3)	Holders of our 4.00% convertible subordinated debentures due in 2023 may require us to purchase all or a part of the debentures in 2008, 2013, and 2018 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the repurchase date. The purchase price may be paid, at our option, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

(4)	As described in Note 16 to the Consolidated Financial Statements.

(5)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Our commercial commitments expire or mature as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Lines of credit	$154,183	$—	$—	$154,183	$—
Standby financial letters of credit	7,192	7,192	—	—	—
Bank guarantees	5,401	5,401	—	—	—
Surety bonds	3,923	3,923	—	—	—

Total	$170,699	$16,516	$—	$154,183	$—

Standby financial letters of credit, guarantees, and surety bonds are generally issued to secure obligations we have for a variety of commercial reasons such as risk self-insurance programs, unfunded retirement plans, and the importation and exportation of product.

Results of Operations

Consolidated Continuing Operations

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Revenues	$1,495,811	$1,245,669	$864,725	20.1%	44.1%
Gross profit	333,313	277,373	189,968	20.2%	46.0%
Operating income	118,478	68,538	36,434	72.9%	88.1%
Income from continuing operations before taxes	112,276	57,540	24,597	95.1%	133.9%
Income from continuing operations	71,563	33,568	10,700	113.2%	213.7%

Revenues generated in 2006 increased from revenues generated in 2005 because of increased selling prices, increased unit sales volume, favorable product mix, and favorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of sales price increases we implemented during 2005-2006 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks and improved pricing practices at certain of our operations. The price of copper, our primary raw material, increased from $1.49 per pound at December 31, 2004 to $2.16 per pound at December 31, 2005 and $2.85 per pound at December 31, 2006. Sales price increases contributed approximately 17.9 percentage points of the revenue increase. Favorable currency translation contributed 1.2 percentage points of revenue increase in 2006. Higher unit sales of products with industrial, video/sound/security (VSS), and transportation/defense (TD) applications were partially offset by a decrease in unit sales of products with communications/networking (CN)

applications, but still contributed approximately 1.0 percentage point of revenue increase. Unit sales of products with industrial, VSS, and TD applications improved during 2006 because of increased demand from customers in the fossil fuels, power generation, and broadcast industries and facilities manufacturing these products improved their order fill rates and reduced their backlog. Unit sales of products with CN applications declined in 2006 as a result of our product portfolio management initiatives. Although unit sales of products with CN applications decreased from 2005 to 2006, gross margins improved as a result of our product portfolio management actions.

Gross profit increased in 2006 from the prior year primarily because of the revenue increase discussed above. Higher cost of sales in the current year resulted from (1) increased variable production costs necessary to support improved unit sales, (2) the increase in copper and certain other raw materials costs, (3) excess and obsolete inventory charges resulting primarily from a change in the parameters we used to identify such inventories that exceeded those recognized in 2005 by $14.8 million, (4) severance costs that exceeded those recognized in 2005 by $9.3 million, and (5) adjusted depreciation costs that exceeded those recognized in 2005 by $0.9 million. In 2006, we recognized severance expense totaling $17.2 million related primarily to the restructuring actions in Europe and North America and worldwide position eliminations. We also recognized adjusted depreciation costs totaling $2.0 million in 2006 related to the restructuring actions in Europe and North America. These negative factors impacting the gross profit comparison were partially offset by the positive impact of manufacturing cost reduction actions (including the closures of 2 manufacturing facilities in the United States and Sweden during 2005-2006).

Selling, general and administrative (SG&A) expenses recognized in 2006 were relatively unchanged from those recognized in 2005. In 2006, we recognized (1) share-based compensation costs that exceeded those recognized in the prior year by $2.2 million primarily because of the 2006 adoption of SFAS No. 123(R), (2) severance costs that exceeded those recognized in 2005 by $3.7 million, and (3) travel costs that exceeded those recognized in the prior year by $1.7 million because of increased travel related to our various strategic initiatives. These increased costs were offset by (1) salary costs recognized in 2005 that exceeded those recognized in the current year by $6.4 million primarily because of 2006 employee terminations related to the restructuring actions in Europe and North America, (2) gains recognized on the disposals of tangible assets in 2006 that exceeded those recognized in the prior year by $2.3 million, and (3) other SG&A expenses recognized in 2005 that exceeded those recognized in the current year by $0.6 million. In 2006, we recognized severance expense totaling $5.1 million related primarily to the restructuring actions in Europe and North America and worldwide position eliminations. In the current year, we also recognized gains on disposals of tangible assets primarily in our Netherlands, Czech Republic, and Sweden manufacturing facilities totaling $2.5 million related to the restructuring actions in Europe.

Operating income increased in 2006 from the prior year because of the favorable gross profit comparison partially offset by asset impairment charges recognized in 2006 that exceeded those recognized in the prior year by $3.1 million and $3.0 million in nonrecurring minimum requirements contract income recognized in 2005. In 2006, we recognized asset impairment expenses totaling $11.1 million related to the restructuring actions in Europe and North America.

Income from continuing operations before taxes increased in 2006 from 2005 because of higher operating income, lower interest expense, and higher interest income. Interest expense recognized in 2006 decreased by $1.9 million from that recognized in 2005 because we repaid medium-term notes totaling $15.0 million, $15.0 million, and $44.0 million in August 2005, August 2006, and September 2006, respectively. Interest income earned on cash equivalents in 2006 increased by $2.3 million from 2005 because of higher cash equivalents and increased interest rates.

Our effective annual tax rate changed from 41.7% in 2005 to 36.3% in 2006. This change is primarily attributable to a decrease in deferred tax asset valuation allowances recognized as a percentage of pretax income and to a decrease in goodwill impairment charges on which no tax benefit was recognized. Incremental deferred tax asset valuation allowances recognized against foreign net operating loss carryforwards decreased from $5.0 million in 2005 to $3.7 million in 2006. Goodwill impairment charges decreased from $6.9 million in 2005 to $0 in 2006.

Income from continuing operations increased in 2006 from the prior year because of higher operating income partially offset by higher income tax expense.

Revenues generated in 2005 increased from revenues generated in 2004 because of the impact of the Merger, increased selling prices, increased unit sales volume, and favorable foreign currency translation on international revenues. Incremental revenues generated by the CDT operations during 2005 totaled approximately $302.3 million and contributed 35.0 percentage points of revenue increase. Price improvement resulted primarily from the impact of selling price increases we implemented during 2004-2005 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks. Sales price increases contributed approximately 5.0 percentage points of the revenue increase. Higher unit sales of products with CN, industrial, TD, and VSS applications contributed approximately 3.7 percentage points of revenue increase. Unit sales of products with CN applications improved in 2005 as compared to 2004 because of stronger demand from several large telecommunications customers and increased sales to channel partners anticipating repairs to the damage that resulted from the severe 2005 hurricane season in the United States. Unit sales of products with industrial applications improved in 2005 as compared to the prior year because of increased capital project activity within the industrial sector (primarily at utilities and petrochemical refining companies) driven by rising petroleum prices and sales of product for the 2006 Torino Olympic Games. Favorable currency translation contributed 0.4 percentage points of revenue increase in 2005.

Gross profit increased in 2005 from the prior year primarily because of the incremental gross profit generated by the CDT operations during the year, the impact of selling price increases we implemented during 2004-2005, and the favorable impact of currency translation on the gross profit generated by our international operations. The gross profit comparison was also favorably impacted by manufacturing cost reduction actions (including the 2005 closure of a manufacturing facility in the United States) and severance costs recognized in 2004 that exceeded those recognized in 2005 by $2.7 million. Severance costs recognized in 2005 totaled $7.9 million and related primarily to the restructuring actions in Europe. Severance costs recognized in 2004 totaled $10.6 million and related primarily to personnel reductions in North America and Europe. The positive effect that the Merger, selling prices, currency translation, and the cost reduction actions had on the gross profit comparison were partially offset by increases in the costs of copper and commodities derived from petrochemical feedstocks and adjusted depreciation costs recognized in 2005 that exceeded those recognized in the prior year by $1.2 million because of the restructuring actions in Europe.

SG&A expenses recognized in 2005 increased from those recognized in 2004 primarily because of the addition of incremental SG&A expenses related to the CDT operations and executive succession costs totaling $7.0 million recognized during 2005. These negative factors were partially offset by severance costs recognized in 2004 that exceeded those recognized in 2005 by $0.7 million and by both increased incentive compensation costs and professional services costs recognized in 2004 related to the Merger. Severance costs recognized in 2005 totaled $1.4 million and related primarily to the restructuring actions in Europe. Severance costs recognized in 2004 totaled $2.1 million and related primarily to personnel reductions in North America, Europe, and Australia.

Operating income increased in 2005 from the prior year because of the favorable gross profit comparison and asset impairment charges recognized in 2004 that exceeded those recognized in 2005 by $0.9 million partially offset by the increase in SG&A expenses. In 2005, we recognized goodwill impairment charges totaling $6.9 million and tangible asset impairment charges totaling $1.1 million related to the restructuring actions in Europe. In 2004, we recognized tangible asset impairment charges totaling $8.9 million related to product line pruning in Europe and the disposal of excess equipment in North America that resulted from the Merger.

Income from continuing operations before taxes increased in 2005 from 2004 because of higher operating income largely attributable to the Merger and higher interest income partially offset by higher interest expense. Interest income earned on cash equivalents in 2005 increased by $3.2 million from 2004. Interest expense recognized in 2005 increased by $0.3 million from that recognized in 2004. In July 2004, we assumed convertible subordinated debentures totaling $110.0 million from the CDT operations. We also repaid medium-term notes totaling $64.0 million and $15.0 million in September 2004 and August 2005, respectively.

Our effective annual tax rate changed from 56.5% in 2004 to 41.7% in 2005. This change is primarily attributable to a $4.4 million decrease in deferred tax asset valuation allowances recognized against foreign net operating loss carryforwards between 2004 and 2005.

Income from continuing operations increased in 2005 from the prior year because of higher operating income resulting largely from the Merger partially offset by higher income tax expense.

Belden Americas Segment

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Total revenues	$868,713	$700,662	$564,033	24.0%	24.2%
Operating income	122,213	96,292	61,109	26.9%	57.6%
As a percent of total revenues	14.1%	13.7%	10.8%

Belden Americas total revenues, which includes affiliate revenues, increased in 2006 from 2005 primarily because of increased selling prices, favorable product mix, increased unit sales volume, and favorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs and to improved pricing practices at certain of our operations. Higher unit sales resulted from increased demand from customers in the fossil fuels, power generation, and broadcast industries coupled with improved order fill rates and reduced backlog at plants manufacturing these products. Operating income increased in 2006 from the prior year primarily because of the favorable product mix, improved unit sales volume, improved factory utilization that resulted from a 2005 restructuring action, and the impact of 2005 cost reduction actions, including the closure of our manufacturing facility in Vermont in June 2005. These positive factors affecting the operating income comparison were partially offset primarily by increased variable production costs necessary to support improved unit sales, rising copper and certain other raw materials costs, severance costs recognized in 2006 that exceeded those recognized in 2005 by $9.9 million, and asset impairment costs recognized in the current year that exceeded those recognized in 2005 by $8.6 million. In 2006, we recognized severance costs totaling $10.6 million related primarily to the restructuring actions in North America and worldwide position eliminations. Asset impairment costs recognized in 2006 on tangible assets in our manufacturing facilities in Illinois, South Carolina, and Quebec were also the result of the North American restructuring actions.

Belden Americas total revenues increased in 2005 from 2004 primarily because of the impact of the Merger, increased selling prices, increase unit sales volume, and favorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of selling price increases we implemented during 2004-2005 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks. Higher unit sales resulted from increased demand from customers in the telecommunications, fossil fuels, and power generation industries coupled with increased demand from channel partners anticipating repairs to the damage that resulted from the severe 2005 hurricane season in the United States. Operating income increased in 2005 from the prior year primarily because of incremental operating income generated by the merged CDT operations, severance costs recognized in 2004 that exceeded those recognized in 2005 by $0.3 million and asset impairment charges recognized in 2004 that exceeded those recognized in 2005 by $3.2 million. In 2005, we recognized severance costs totaling $1.5 million related to personnel reductions and a manufacturing facility closure in Vermont. Asset impairment costs recognized in 2004 related to excess equipment that resulted from the Merger.

Specialty Products Segment

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Total revenues	$292,415	$262,880	$100,513	11.2%	161.5%
Operating income	34,576	26,598	11,319	30.0%	135.0%
As a percent of total revenues	11.8%	10.1%	11.3%

Specialty Products total revenues increased in 2006 from 2005 primarily because of increased selling prices and favorable product mix partially offset by decreased unit sales volume. Price improvement resulted primarily from the impact of price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs and to improved pricing practices at certain of our operations manufacturing networking products. Decreased unit sales volume resulted from our product portfolio management actions. Although unit sales volume decreased from 2005 to 2006, gross margins improved as a result of our product portfolio management actions. Operating income increased in 2006 from the prior year primarily because of improved revenues partially offset by rising raw material costs, increased excess and obsolete inventory charges, and severance costs totaling $0.5 million recognized in the current year because of worldwide position eliminations.

Specialty Products total revenues increased in 2005 from 2004 because of the incremental revenues generated by the merged CDT operations and increased selling prices. Price improvement resulted primarily from the impact of price increases we implemented during 2004-2005 across most product lines in response to increased raw materials costs. Operating income increased in 2005 from the prior year primarily because of improved revenues partially offset by rising raw material costs.

Europe Segment

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Total revenues	$373,737	$333,251	$219,414	12.1%	51.9%
Operating income (loss)	4,072	(8,542)	(9,136)	147.7%	6.5%
As a percent of total revenues	1.1%	(2.6)%	(4.2)%

Europe total revenues increased in 2006 from the prior year primarily because of increased selling prices, favorable product mix, and favorable foreign currency translation partially offset by decreased unit sales volume. Price improvement resulted primarily from the impact of price increases we implemented during 2005-2006 across most product lines in response to increased raw materials costs. Decreased unit sales volume resulted from our product portfolio management actions. Although unit sales volume decreased from 2005 to 2006, gross margins improved as a result of both product portfolio management and cost reduction actions. Europe operating results improved from an operating loss in 2005 to operating income in 2006 primarily because of improved revenues, asset impairment charges recognized in 2005 that exceeded those recognized in 2006 by $3.1 million, and a 2006 gain recognized on the disposal of tangible assets primarily in our Netherlands, Czech Republic, and Sweden manufacturing facilities totaling $2.5 million. These positive factors affecting the operating results comparison were partially offset by rising raw materials costs and severance costs recognized in 2006 that exceeded those recognized in 2005 by $1.3 million. In 2006, we recognized severance costs totaling $9.3 million related primarily to the restructuring actions and worldwide position eliminations.

Europe total revenues increased in 2005 from 2004 primarily because of the incremental revenues generated by the merged CDT operations and increased selling prices partially offset by decreased unit sales volume and unfavorable foreign currency translation. Price improvement resulted primarily from the impact of price increases we implemented during 2004-2005 across most product lines in response to increased raw materials costs. Decreased unit sales volume resulted from product portfolio management actions. Europe operating results improved from 2004 to 2005 primarily because of improved revenues and severance costs recognized in 2004 that exceeded those recognized in 2005 by $1.6 million. These positive factors on the operating results comparison were partially offset by adjusted depreciation costs recognized in 2005 that exceed those recognized in 2004 by $1.2 million. In 2005, we recognized severance costs totaling $8.0 million in the Netherlands, Germany, and the Czech Republic related primarily to the restructuring actions. In 2004, we recognized severance costs totaling $9.6 million related primarily to personnel reductions resulting from product portfolio management actions.

Asia Pacific Segment

				Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Total revenues	$64,297	$50,208	$42,060	28.1%	19.4%
Operating income	6,803	2,838	(585)	139.7%	585.1%
As a percent of total revenues	10.6%	5.7%	(1.4)%

Asia Pacific total revenues increased in 2006 from 2005 primarily because of increased unit sales volume and increased selling prices. Higher unit sales resulted from increased demand for products in all our served markets primarily because of improvement in sales representation over the past year and several large casino and hotel construction projects. Price increases were implemented during 2005-2006 in response to rising raw material costs. Operating income increased during 2006 from the prior year primarily because of the favorable revenue comparison.

Asia Pacific total revenues increased in 2005 from 2004 primarily because of incremental revenues generated by the merged CDT operations and increased selling prices partially offset by a decrease in unit sales volume. Price increases were implemented during 2004-2005 in response to rising raw material costs. Unit sales volume decreased primarily because of turnover in our sales representation in China and the closure of a distribution facility in Australia. Operating income increased during 2005 from 2004 primarily because of the favorable revenue comparison partially offset by severance costs recognized in 2005 that exceeded those recognized in 2004 by $0.2 million. In 2005, we recognized severance costs of $0.2 million related to the closure of a distribution facility in Australia.

Discontinued Operations

During each of the periods presented we reported the operations listed in Note 5 to the Consolidated Financial Statements as discontinued operations.

	2006	2005	2004
	(In thousands)

Results of Operations:
Revenues	$27,644	$108,561	$221,115
Loss before taxes	$(1,900)	$(3,691)	$(11,307)
Income tax benefit	570	2,518	15,543

Net gain (loss)	$(1,330)	$(1,173)	$4,236

Disposal:
Gain (loss) before taxes	$(6,140)	$23,692	$393
Income tax benefit (expense)	1,842	(8,529)	(140)

Net gain (loss)	$(4,298)	$15,163	$253

We recognized a loss on the disposal of discontinued operations during 2006 related to the sale of our communications cable operation in Manchester, United Kingdom. We recognized gains on the disposal of discontinued operations during both 2005 and 2004 related to the sale of our communications cable operation in Phoenix, Arizona.

At December 31, 2006, there were no remaining assets or liabilities belonging to the discontinued operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Current-Year Adoption of Recent Accounting Pronouncements

Discussion regarding our adoption of SFAS No. 123(R), Share-Based Payment, is included in Notes 2 and 14 to the Consolidated Financial Statements. Discussion regarding our adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), is included in Notes 2 and 13 to the Consolidated Financial Statements.

Pending Adoption of Recent Accounting Pronouncements

Discussion regarding our pending adoption of both Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, and SFAS No. 157, Fair Value Measurements, is included in Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and judgments that affect the amounts reported in our Consolidated Financial Statements. We base our estimates and judgments on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of the Consolidated Financial Statements. We provide a detailed discussion on the application of these and other accounting policies in Note 2 to the Consolidated Financial Statements.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement.

Receivables Allowances

We sometimes grant trade, promotion, and other special price reductions such as meet competition pricing, price protection, contract pricing, and on-time payment discounts to certain of our customers. We also adjust receivables balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them as allowances against our gross accounts receivable and gross revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We charge revisions to these estimates back to accounts receivable and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase price allowance and customer return authorizations, possibly resulting in an incremental reduction of accounts receivable and revenues at the time the allowance or return is authorized.

We evaluate the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. In circumstances where we are aware of a customer’s inability or unwillingness to pay outstanding amounts, we record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. There have been occasions in the past where we recognized an expense associated with the rapid collapse of a distributor for which no specific reserve had been previously established. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received.

Inventories

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of historical and anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. In 2006, we changed the parameters we apply to calculate our allowance for excess and obsolete inventories to conform to our goal to better manage our working capital and reduce our reliance on finished goods inventory. Revisions to these inventory adjustments would be required if any of the factors mentioned above differed from our estimates.

Deferred Tax Assets

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets will not be realized. We are required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether or not to record a deferred tax asset valuation allowance for part or all of a deferred tax asset.

Income Tax Contingencies

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite our belief that our tax return positions are fully supported, a possibility exists that certain positions are likely to be challenged and may not be fully sustained. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which each such determination is made.

Long-Lived Assets

The valuation and classification of long-lived assets and the assignment of useful depreciation and amortization lives and salvage values involve significant judgments and the use of estimates. The testing of these long-lived assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of asset groups and reporting units and the determination of fair market value. We test our tangible long-lived assets and intangible long-lived assets subject to amortization for impairment when indicators of impairment exist. We test our goodwill and intangible long-lived assets not subject to amortization for impairment on an annual basis during the fourth quarter or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.

Accrued Sales Rebates

We grant incentive rebates to selected customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits.

Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered.

Contingent Liabilities

We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. We review the valuation of these liabilities on a quarterly basis and adjust the balances to account for changes in circumstances for ongoing issues and establish additional liabilities for emerging issues. While we believe that the current level of liabilities is adequate, future changes in circumstances could impact these determinations.

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Our key assumptions are described in further detail in Note 13 to the Consolidated Financial Statements. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Share-Based Compensation

We compensate certain employees with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on monthly historical price data for our common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience. Our key assumptions are described in further detail in Note 14 to the Consolidated Financial Statements.

Business Combination Accounting

We allocate the cost of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. We also identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. We have historically relied upon the use of third-party valuation specialists to assist in the estimation of fair values for tangible long-lived assets and intangible assets other than goodwill. The carrying values of acquired receivables, inventories, and accounts payable have historically approximated their fair values at the business combination date. With respect to accrued liabilities acquired, we use all available information to make our best estimates of their fair values at the business combination date. When necessary, we rely upon the use of third-party actuaries to assist in the estimation of fair value for certain liabilities.

Outlook

Recently announced pending acquisitions are expected to add significantly to our 2007 revenue. Full-year revenue for HAC in 2006 was approximately $250.0 million and for LTK approximately $220.0 million. Each of these businesses is expected to grow faster than our historical core business. If the acquisitions are completed at or near the end of our first quarter as planned, these businesses will contribute to our revenue for approximately three quarters in 2007.

Progress made in 2006 with many of our strategic initiatives, including product portfolio management and regional manufacturing, together with the expected faster growth rate of the pending acquisitions, positions us to profitably grow the business 5 to 7 percent over the medium term, excluding the effects of materials prices and currency exchange rates. Including the additional revenue from the pending HAC and LTK acquisitions, if completed, our outlook for 2007 consolidated revenues is $1.9 to $2.0 billion.

Our outlook for operating profit in 2007 is in the range of 10.8% to 11.5%, inclusively for the whole portfolio. We expect our effective tax rate to be approximately 37.0% in 2007. We expect earnings per diluted share to be between $2.40 and $2.65 for the year, excluding any future charges for severance and asset impairment that may result from restructuring actions already announced.

With the two acquisitions, we will make some changes to our capital structure. We expect that, after these changes, the ratio of debt to total capitalization (debt plus stockholders’ equity) will be in the range of 30 to 35 percent.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from currency exchange rates, certain commodity prices, interest rates and credit extended to customers. To manage the volatility relating to exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, we sometimes use derivative financial instruments pursuant to our policies in areas such as counterparty exposure and hedging practices. We do not hold or issue derivative financial instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed twelve months. Each of these risks is discussed below.

Currency Exchange Rate Risk

We manufacture and sell our products in a number of countries throughout the world, and, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our currency exchange rate management activities is to manage the volatility associated with foreign currency purchases of materials or sales of finished product and other assets and liabilities created in the normal course of business. Our currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, we will sometimes use foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less. We had no foreign currency derivatives outstanding at December 31, 2006 and did not employ any foreign currency derivatives during the year then ended.

We generally view as long-term our investments in international subsidiaries with functional currencies other than the United States dollar. As a result, we do not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, we are exposed primarily to exchange rate movements between the United States dollar and the euro, Canadian dollar, and British pound. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $302.3 million and $238.1 million at December 31, 2006 and 2005, respectively. If completed, the pending acquisitions of German-based HAC and Hong Kong-based LTK will increase our foreign currency translation risk.

We would expect to incur increased exposure to exchange rate movements between the United States dollar and the euro, Hong Kong dollar, and Chinese renminbi.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Where natural techniques are not possible, we will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less. We did not have any commodity price derivatives outstanding at December 31, 2006 and did not employ any commodity price derivatives during the year then ended. The following table presents both unconditional copper purchase obligations outstanding and our physical inventory of copper on-hand at December 31, 2006. The unconditional copper purchase obligations settle during 2007.

	Purchase	Fair
	Amount	Value
	(In thousands,
	except average price)

Unconditional copper purchase obligations:
Commitment volume in pounds	270
Weighted average price per pound	$2.6973

Commitment amounts	$728	$771

Raw copper in inventory:
Pounds on hand	2,287
Weighted average price per pound	$3.4323

Total value on hand	$7,850	$6,527

We are also exposed to price risk related to our purchase of selected commodities derived from petrochemical feedstocks used in the manufacture of our products. We generally purchase these commodities based upon market prices established with the vendors as part of the purchase process. Recent trends indicate that pricing of these commodities may become more volatile due to the increased prices of petrochemical feedstocks. Historically, we have not used commodity financial instruments to hedge prices for commodities derived from petrochemical feedstocks.

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates; however we were not a party to any interest rate derivative instruments at December 31, 2006 or during the year then ended.

We will use proceeds from external borrowings to fund the pending acquisitions of HAC and LTK, if and when completed. Such actions would expose us to additional interest rate risks.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 2006.

	Principal Amount by
	Expected Maturity
	2007	Thereafter	Total	Fair Value
	(In millions, except interest rates)

Fixed-rate medium-term notes	$45	$—	$45	$49
Average interest rate	6.92%
Fixed-rate medium-term notes	$17	$—	$17	$20
Average interest rate	8.06%
Fixed-rate convertible subordinated debentures	$—	$110	$110	$110
Average interest rate		4.00%

Total			$172	$179

Our convertible subordinated debentures traded at an average market price of 226.33% per $100 in face value on December 31, 2006. We believe the premium associated with these notes is attributable to factors such as changes in the price of our common stock rather than changes in interest rate.

The fair value of our fixed-rate financial instruments at December 31, 2006 represented 104% of the carrying value of our fixed-rate financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We anticipate, however, that counterparties will be able to fully satisfy their obligations under these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we do periodically evaluate the credit standing of the counterparty financial institutions. At December 31, 2006, we had $25.5 million in trade accounts receivable outstanding from Anixter International Inc. (Anixter). This represented approximately 12% of our total trade accounts receivable outstanding at December 31, 2006. Historically, Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden CDT Inc.

We have audited the accompanying consolidated balance sheets of Belden CDT Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden CDT Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, on January 1, 2006, the Company changed its method of accounting for share-based payments, and on December 31, 2006, changed its method of accounting for defined pension benefit and other postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Belden CDT Inc.’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 28, 2007

Belden CDT Inc.

Consolidated Balance Sheets

December 31,	2006	2005
	(In thousands, except par value and number of shares)

ASSETS
Current assets:
Cash and cash equivalents	$254,151	$134,638
Receivables, less allowance for doubtful accounts of $2,637 and $3,839 at 2006 and 2005, respectively	217,908	195,018
Inventories, net	202,248	245,481
Deferred income taxes	34,664	27,845
Other current assets	10,465	8,015
Current assets of discontinued operations	—	56,997

Total current assets	719,436	667,994
Property, plant and equipment, less accumulated depreciation	272,285	287,778
Goodwill, less accumulated amortization	275,134	272,290
Intangible assets, less accumulated amortization	70,964	72,459
Other long-lived assets	18,149	6,214

	$1,355,968	$1,306,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$200,008	$216,736
Current maturities of long-term debt	62,000	59,000
Current liabilities of discontinued operations	—	13,342

Total current liabilities	262,008	289,078
Long-term debt	110,000	172,051
Postretirement benefits other than pensions	43,397	33,167
Deferred income taxes	71,399	73,851
Other long-term liabilities	25,263	17,166
Minority interest	—	7,914
Stockholders’ equity:
Preferred stock, par value $.01 per share — 2,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.01 per share — 200,000,000 shares authorized; 50,334,932 and 50,345,852 shares issued at 2006 and 2005, respectively; 44,151,185 and 42,336,178 shares outstanding at 2006 and 2005, respectively	503	503
Additional paid-in capital	591,416	540,430
Retained earnings	348,069	290,870
Accumulated other comprehensive income (loss)	15,013	(6,881)
Unearned deferred compensation	—	(336)
Treasury stock, at cost — 6,183,747 and 8,009,674 shares at 2006 and 2005, respectively	(111,100)	(111,078)

Total stockholders’ equity	843,901	713,508

	$1,355,968	$1,306,735

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.

Consolidated Statements of Operations

Years Ended December 31,	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$1,495,811	$1,245,669	$864,725
Cost of sales	(1,162,498)	(968,296)	(674,757)

Gross profit	333,313	277,373	189,968
Selling, general and administrative expenses	(203,756)	(203,825)	(147,663)
Asset impairment	(11,079)	(8,010)	(8,871)
Minimum requirements contract income	—	3,000	3,000

Operating income	118,478	68,538	36,434
Interest expense	(13,096)	(15,036)	(14,709)
Interest income	7,081	4,737	1,511
Other income (expense)	(187)	(699)	1,361

Income from continuing operations before taxes	112,276	57,540	24,597
Income tax expense	(40,713)	(23,972)	(13,897)

Income from continuing operations	71,563	33,568	10,700
Gain (loss) from discontinued operations, net of tax	(1,330)	(1,173)	4,236
Gain (loss) on disposal of discontinued operations, net of tax	(4,298)	15,163	253

Net income	$65,935	$47,558	$15,189

Weighted average number of common shares and equivalents:
Basic	43,319	45,655	35,404
Diluted	50,276	52,122	38,724

Basic income (loss) per share:
Continuing operations	$1.65	$0.74	$0.30
Discontinued operations	(0.03)	(0.03)	0.12
Disposal of discontinued operations	(0.10)	0.33	0.01

Net income	$1.52	$1.04	$0.43

Diluted income (loss) per share:
Continuing operations	$1.48	$0.69	$0.31
Discontinued operations	(0.03)	(0.02)	0.11
Disposal of discontinued operations	(0.08)	0.29	0.01

Net income	$1.37	$0.96	$0.43

Reconciliation between net income and comprehensive income:
Net income	$65,935	$47,558	$15,189
Adjustments to translation component of equity	33,193	(34,118)	24,233
Adjustments to minimum pension liability	4,152	(625)	(3,832)

Comprehensive income	$103,280	$12,815	$35,590

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.

Consolidated Cash Flow Statements

Years Ended December 31,	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$65,935	$47,558	$15,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,616	40,470	30,714
Deferred income tax expense	18,896	14,127	19,088
Provision for inventory obsolescence	14,395	7,533	2,780
Asset impairment	11,079	12,849	8,871
Stock-based compensation expense	5,765	3,539	3,768
Retirement savings plan contributions paid in stock	—	—	2,279
Loss (gain) on disposal of tangible assets	3,690	(15,666)	(3,348)
Pension funding in excess of pension expense	(21,273)	(8,157)	(4,876)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(12,730)	(6,213)	2,435
Inventories	34,462	(49,355)	(16,656)
Accounts payable and accrued liabilities	(15,130)	16,085	(30,178)
Other assets and liabilities, net	(2,549)	(13,621)	10,762

Net cash provided by operating activities	141,156	49,149	40,828
Cash flows from investing activities:
Proceeds from disposal of tangible assets	34,059	51,541	89,007
Capital expenditures	(21,663)	(23,789)	(15,889)
Cash used to invest in or acquire businesses	(11,715)	—	(6,196)
Cash used in other investing activities	(2,146)	—	—

Net cash provided by (used for) investing activities	(1,465)	27,752	66,922
Cash flows from financing activities:
Payments under borrowing arrangements	(59,051)	(17,474)	(66,660)
Cash dividends paid	(8,736)	(9,116)	(7,292)
Debt issuance costs	(1,063)	—	—
Payments under share repurchase program	—	(109,429)	—
Proceeds from exercises of stock options	38,808	6,897	4,507
Excess tax benefits related to share-based payments	7,369	—	—

Net cash used for financing activities	(22,673)	(129,122)	(69,445)
Effect of currency exchange rate changes on cash and cash equivalents	2,495	(1,937)	4,630

Increase (decrease) in cash and cash equivalents	119,513	(54,158)	42,935
Cash received from Belden CDT merger	—	—	50,906
Cash and cash equivalents, beginning of year	134,638	188,796	94,955

Cash and cash equivalents, end of year	$254,151	$134,638	$188,796

Supplemental cash flow information
Income tax refunds received	$1,548	$8,924	$3,595
Income taxes paid	(29,212)	(11,071)	(5,773)
Interest paid, net of amount capitalized	(14,122)	(14,857)	(15,383)

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.

Consolidated Stockholders’ Equity Statements

								Accumulated Other
							Unearned	Comprehensive Income (Loss)
							Deferred	Translation	Minimum
	Common Stock		Paid-In	Retained	Treasury Stock		Compensation	Component	Pension
	Shares	Amount	Capital	Earnings	Shares	Amount	(UDC)	of Equity	Liability	Total
	($ in thousands)

Balance at December 31, 2003	26,204	$262	$39,022	$244,217	(547)	$(7,722)	$(1,700)	$21,533	$(14,072)	$281,540
Net income	—	—	—	15,189	—	—	—	—	—	15,189
Foreign currency translation	—	—	—	—	—	—	—	24,233	—	24,233
Minimum pension liability, net of $1.7 million deferred tax benefit	—	—	—	—	—	—	—	—	(3,832)	(3,832)

Comprehensive income										35,590
Exercise of stock options	175	2	4,384	—	77	121	—	—	—	4,507
Employee benefits plans	12	—	661	—	122	1,856	—	—	—	2,517
Share-based compensation, net of tax withholding forfeitures	—	—	1,811	—	505	1,160	(3,881)	—	—	(910)
UDC amortization	—	—	—	—	—	—	3,645	—	—	3,645
Cash dividends ($.20 per share)	—	—	—	(7,292)	—	—	—	—	—	(7,292)
Merger between Belden and CDT	23,820	238	486,106	—	(3,166)	4,585	(526)	—	—	490,403

Balance at December 31, 2004	50,211	502	531,984	252,114	(3,009)	—	(2,462)	45,766	(17,904)	810,000
Net income	—	—	—	47,558	—	—	—	—	—	47,558
Foreign currency translation	—	—	—	—	—	—	—	(34,118)	—	(34,118)
Minimum pension liability, net of $1.0 million deferred tax benefit	—	—	—	—	—	—	—	—	(625)	(625)

Comprehensive income										12,815
Exercise of stock options	122	1	6,991	—	265	(95)	—	—	—	6,897
Share-based compensation, net of tax withholding forfeitures	13	—	1,069	—	(66)	(1,554)	78	—	—	(407)
Share repurchase program	—	—	—	—	(5,200)	(109,429)	—	—	—	(109,429)
UDC amortization	—	—	—	—	—	—	2,048	—	—	2,048
Cash dividends ($.20 per share)	—	—	—	(9,116)	—	—	—	—	—	(9,116)
Other	—	—	386	314	—	—	—	—	—	700

Balance at December 31, 2005	50,346	503	540,430	290,870	(8,010)	(111,078)	(336)	11,648	(18,529)	713,508
Net income	—	—	—	65,935	—	—	—	—	—	65,935
Foreign currency translation	—	—	—	—	—	—	—	33,193	—	33,193
Minimum pension liability, net of $1.7 million deferred tax expense	—	—	—	—	—	—	—	—	4,152	4,152

Comprehensive income										103,280
Exercise of stock options	—	—	38,510	—	1,822	298	—	—	—	38,808
Share-based compensation, net of tax withholding forfeitures	(11)	—	12,812	—	4	(320)	—	—	—	12,492
Cash dividends ($.20 per share)	—	—	—	(8,736)	—	—	—	—	—	(8,736)
Adoption of SFAS No. 123(R)	—	—	(336)	—	—	—	336	—	—	—
Adoption of SFAS No. 158, net of $10.7 million deferred tax benefit	—	—	—	—	—	—	—	—	(15,451)	(15,451)

Balance at December 31, 2006	50,335	$503	$591,416	$348,069	(6,184)	$(111,100)	$—	$44,841	$(29,828)	$843,901

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden CDT Inc.

Notes to Consolidated Financial Statements

Note 1:	Basis of Presentation

Business Description

Belden CDT Inc. (the Company, Belden, we, us, or our) designs, manufactures, and markets signal transmission products for data networking and a wide range of specialty electronics markets including entertainment, industrial, security, and aerospace applications.

Consolidation

The accompanying Consolidated Financial Statements include Belden CDT Inc. and all of its subsidiaries. We eliminate all significant affiliate accounts and transactions in consolidation.

In July 2004, Belden Inc. merged with and became a wholly owned subsidiary of Cable Design Technologies Corporation (CDT), and CDT changed its name to Belden CDT Inc. (the Merger). The Merger was treated as a reverse acquisition under the purchase method of accounting. For financial reporting purposes, the operating results and cash flows of CDT are included in our Consolidated Financial Statements from July 2004.

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, we translate assets and liabilities at current exchange rates; we translate income and expenses using average exchange rates. We report the resulting translation adjustments, as well as gains and losses from certain affiliate transactions, in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. We include exchange gains and losses on transactions in operating income.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results and the disclosure of contingencies. Actual results could differ from those estimates. We make significant estimates in regard to receivables collectibility, inventory valuation, realization of deferred tax assets, valuation of long-lived assets, valuation of contingent liabilities, calculation of share-based compensation, calculation of pension and other postretirement benefits expense, and valuation of acquired businesses.

Reclassifications

We have made certain reclassifications to the 2005 and 2004 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2006 presentation.

Note 2:	Summary of Significant Accounting Policies

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Receivables and Related Allowances

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

We sometimes grant trade, promotion, and other special price reductions such as meet competition pricing, price protection, contract pricing, and on-time payment discounts to certain of our customers. We also adjust receivables balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them as allowances against our gross accounts receivable and gross revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We charge revisions to these estimates back to accounts receivable and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase price allowance and customer return authorizations, possibly resulting in an incremental reduction of accounts receivable and revenues at the time the allowance or return is authorized. The allowances for unprocessed receivables credits at December 31, 2006 and 2005 totaled $11.1 million and $16.1 million, respectively.

We evaluate the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. In circumstances where we are aware of a customer’s inability or unwillingness to pay outstanding amounts, we record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense of $0.5 million, $0.7 million and $0.7 million in 2006, 2005, and 2004, respectively.

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2006 and 2005 totaled $15.2 million and $14.9 million, respectively.

Property, Plant and Equipment

We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from ten to forty years for buildings, five to twelve years for

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

machinery and equipment and five years for computer equipment and software. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. We charge maintenance and repairs — both planned major activities and less-costly, ongoing activities — to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives.

We review property, plant and equipment to determine whether an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset.

Intangible Assets

Our intangible assets consist of (a) definite-lived assets subject to amortization such as patents, favorable customer contracts, customer relationships and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill and trademarks. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the estimated useful lives of the related assets ranging from less than one year for backlog to in excess of twenty-five years for customer relationships.

We evaluate goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. We compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

We also evaluate intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment.

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. We determine the long-term return on plan assets based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Accrued Sales Rebates

We grant incentive rebates to selected customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2006 and 2005 totaled $25.0 million and $24.9 million, respectively.

Contingent Liabilities

We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. We review the valuation of these liabilities on a quarterly basis and we adjust the balances to account for changes in circumstances for ongoing issues and to recognize liability for emerging issues.

We accrue environmental remediation costs, on an undiscounted basis, based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We expense environmental compliance costs, which include maintenance and operating costs with respect to ongoing monitoring programs, as incurred. We generally depreciate capitalized environmental costs over a 15-year life. We evaluate the range of potential costs to remediate environmental sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites, and other factors.

We are, from time to time, subject to routine litigation incidental to our business. These lawsuits primarily involve claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Assessments regarding the ultimate cost of lawsuits require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, we may adjust liabilities balances in the future because of new developments or changes in our settlement strategy.

Business Combination Accounting

We allocate the cost of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. We also identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. We have historically relied upon the use of third-party valuation specialists to assist in the estimation of fair values for tangible long-lived assets and intangible assets other than goodwill. The carrying values of acquired receivables, inventories, and accounts payable have historically approximated their fair values at the business combination date. With respect to accrued liabilities acquired, we use all available information to make our best estimates of their fair values at the business combination date.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

When necessary, we rely upon the use of third-party actuaries to assist in the estimation of fair value for certain liabilities.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We charge revisions to these estimates back to revenue in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase customer rebates and price allowance offerings, possibly resulting in an incremental reduction of revenue at the time the rebate or allowance is offered. We recognized rebates, allowances, adjustments, and product returns totaling $101.4 million, $85.2 million and $68.2 million as deductions to gross revenues in 2006, 2005, and 2004, respectively.

Shipping and Handling Costs

We recognize fees earned on the shipment of product to customers as revenues and recognize costs incurred on the shipment of product to customers as a cost of sales. We recognized certain handling costs, primarily incurred at our distribution centers, totaling $9.4 million, $7.1 million and $8.3 million as selling, general and administrative (SG&A) expenses in 2006, 2005, and 2004, respectively.

Research and Development

Research and development expenditures are recognized as incurred. Expenditures for research and development were $10.1 million, $9.6 million and $8.5 million for 2006, 2005, and 2004, respectively.

Share-Based Compensation

We compensate certain employees with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. We estimate the fair values of certain awards on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on monthly historical price data for our common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable to taxing authorities because of the recognition of revenues and expenses in different periods for income tax purposes than for financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were stand-alone businesses filing separate tax returns. We have determined that undistributed earnings from our international subsidiaries will not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes has been made on foreign earnings.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and pretax income under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions are likely to be challenged and that our position may not be fully sustained. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, there could be a material effect on our income tax provisions or benefits in the period in which such determination is made.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Shared-Based Payments, using the modified prospective method of adoption. SFAS No. 123(R) required us to calculate compensation costs related to share-based payment transactions using the fair value method presented in SFAS No. 123, Accounting for Stock-Based Compensation, and to recognize these costs in the Consolidated Financial Statements. Prior to adoption of this Statement, we measured compensation costs related to share-based payment transactions using the intrinsic value method presented in APB No. 25, Accounting for Stock Issued to Employees, and provided pro forma disclosure in a note to the Consolidated Financial Statements as to the effect on our operating results of calculating compensation costs related to share-based payment transactions using the fair value method.

On December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement required us to recognize the funded status of each of our benefit plans — measured as the difference between plan assets at fair value and the benefit obligation — in our statement of financial position, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Pending Adoption of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have reviewed our accounting for income taxes in light of the provisions of FIN No. 48 and do not expect that adoption will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This Statement does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. We are required to adopt this Statement effective January 1, 2008. We have not completed our evaluation of the impact

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

that adoption will have on our financial position, operating results and cash flows, but currently believe adoption will not require material modification of our fair value measurements and will be primarily limited to expanded disclosures in the notes to our consolidated financial statements.

Note 3:	Operating Segments and Geographic Information

During the first quarter of 2006, we announced organizational changes that resulted in a change in our reportable segments. Management elected to organize the enterprise around geographic areas and, within North America, around the brands under which we sell our products in the market. We now conduct our operations through four operating segments — the Belden Americas segment, the Specialty Products segment, the Europe segment, and the Asia Pacific segment. The Belden Americas segment, the Specialty Products segment, and the Europe segment all design, manufacture, and market metallic cable, fiber optic cable, connectivity products, and certain other non-cable products with industrial, communications/networking, video/sound/security, and transportation/defense applications. The Asia Pacific segment markets these same products, but currently has no design or manufacturing capabilities. We sell these products principally through distributors or directly to systems integrators, original equipment manufacturers, and large telecommunications companies. We have reclassified prior year segment disclosures to conform to the new segment presentation.

We evaluate segment performance and allocate resources based on operating income. Operating income of the segments includes all the ongoing costs of operations, but excludes interest and income taxes. Allocations to or from these segments are not significant. Transactions between the segments are conducted on an arms-length basis. With the exception of unallocated goodwill, certain unallocated tax assets, and tangible assets located at our corporate headquarters, substantially all of our assets are utilized by the segments.

Effective January 1, 2005, we began accounting for all internal sourcing of product between our operating segments as affiliate sales and directed any operating segment that sold product it had sourced from an affiliate to recognize profit applicable to both the manufacturing and selling efforts. In prior years, an operating segment that sold product it had sourced from an affiliate only recognized profit margin applicable to the selling effort. We made this change as a result of increased transactions between our operating segments largely resulting from the Merger. We believe this change provides more useful information for purposes of making decisions about allocating resources to the operating segments and assessing their performance. We have reclassified the business segment information presented for the year ended December 31, 2004 to reflect operating segment performance as if we had implemented this new accounting procedure effective January 1, 2004.

Operating Segment Information

Amounts reflected in the column entitled Finance & Administration (F&A) in the tables below represent corporate headquarters operating expenses, treasury expenses, income tax expenses, corporate assets, and corporate investment in certain affiliates. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues, affiliate cost of sales, and certain investments in affiliates.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

	Belden	Specialty		Asia
Year Ended December 31, 2006	Americas	Products	Europe	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$805,029	$261,406	$365,079	$64,297	$—	$—	$1,495,811
Affiliate revenues	63,684	31,009	8,658	—	—	(103,351)	—
Total revenues	868,713	292,415	373,737	64,297	—	(103,351)	1,495,811
Depreciation and amortization(1)	(17,883)	(7,328)	(10,297)	(153)	(232)	—	(35,893)
Asset impairment	(8,557)	—	(2,522)	—	—	—	(11,079)
Operating income (loss)	122,213	34,576	4,072	6,803	(29,219)	(19,967)	118,478
Identifiable assets	382,049	219,421	348,480	24,660	448,284	(66,926)	1,355,968
Acquisition of property, plant and equipment	13,837	2,907	4,166	385	368	—	21,663

	Belden	Specialty		Asia
Year Ended December 31, 2005	Americas	Products	Europe	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$627,136	$244,067	$324,258	$50,208	$—	$—	$1,245,669
Affiliate revenues	73,526	18,813	8,993	—	—	(101,332)	—
Total revenues	700,662	262,880	333,251	50,208	—	(101,332)	1,245,669
Depreciation and amortization(1)	(18,785)	(7,005)	(9,862)	(285)	(239)	—	(36,176)
Asset impairment	—	—	(5,610)	—	(2,400)	—	(8,010)
Operating income (loss)	96,292	26,598	(8,542)	2,838	(30,717)	(17,931)	68,538
Identifiable assets(1)	407,186	224,234	291,119	24,667	350,904	(48,372)	1,249,738
Acquisition of property, plant and equipment(1)	11,961	3,849	6,680	148	395	—	23,033

	Belden	Specialty		Asia
Year Ended December 31, 2004	Americas	Products	Europe	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$516,408	$95,630	$210,776	$41,911	$—	$—	$864,725
Affiliate revenues	47,625	4,883	8,638	149	—	(61,295)	—
Total revenues	564,033	100,513	219,414	42,060	—	(61,295)	864,725
Depreciation and amortization(1)	(16,504)	(3,398)	(8,174)	(137)	(287)	—	(28,500)
Asset impairment	(3,200)	—	(5,671)	—	—	—	(8,871)
Operating income (loss)	61,109	11,319	(9,136)	(585)	(24,124)	(2,149)	36,434
Identifiable assets(1)	382,909	219,656	342,480	27,217	367,234	(66,571)	1,272,925
Acquisition of property, plant and equipment(1)	4,763	1,073	4,636	197	19	—	10,688

(1)	Excludes discontinued operations

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Total segment operating income differs from net income reported in the Consolidated Financial Statements as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating income	$118,478	$68,538	$36,434
Interest expense	(13,096)	(15,036)	(14,709)
Interest income	7,081	4,737	1,511
Other income (expense)	(187)	(699)	1,361
Income tax expense	(40,713)	(23,972)	(13,897)

Income from continuing operations	71,563	33,568	10,700
Gain (loss) from discontinued operations, net of tax	(1,330)	(1,173)	4,236
Gain (loss) on disposal of discontinued operations, net of tax	(4,298)	15,163	253

Net income	$65,935	$47,558	$15,189

Product and Service Group Information

It is currently impracticable for all of our operations to capture and report external customer revenues for each group of similar products and services.

Geographic Information

The following table identifies revenues by country based on the location of the customer and long-lived assets by country based on physical location.

	United			Rest of
	States	Canada	Europe	World	Total
	(In thousands)

Year ended December 31, 2006
Revenues	$855,390	$158,259	$336,277	$145,885	$1,495,811
Percent of total revenues	57%	11%	22%	10%	100%
Long-lived assets	$349,749	$45,889	$145,069	$532	$541,239
Year ended December 31, 2005
Revenues	$697,714	$134,759	$306,815	$106,381	$1,245,669
Percent of total revenues	56%	11%	24%	9%	100%
Long-lived assets	$353,212	$52,674	$137,255	$308	$543,449
Year ended December 31, 2004
Revenues	$494,173	$81,445	$198,998	$90,109	$864,725
Percent of total revenues	57%	9%	23%	11%	100%
Long-lived assets	$368,306	$56,476	$163,031	$629	$588,442

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Major Customer

The following table presents revenues generated from sales to Anixter International Inc.

	Years Ended December 31,
	2006		2005		2004
		Percent of		Percent of		Percent of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(In thousands, except percentages)

Belden Americas Segment	$260,092	18%	$176,969	14%	$164,820	19%
Specialty Products Segment	34,028	2%	32,135	2%	25,948	3%
Europe Segment	13,962	1%	7,000	1%	6,359	1%
Asia Pacific Segment	1,669	0%	408	0%	496	0%

	$309,751	21%	$216,512	17%	$197,623	23%

Note 4:	Belden CDT Merger

Belden Inc. and CDT entered into an Agreement and Plan of Merger, dated February 4, 2004 (the Merger Agreement), pursuant to which Belden Inc. merged with and became a wholly owned subsidiary of CDT on July 15, 2004. Pursuant to the Merger Agreement, 25.6 million shares of Belden Inc. common stock, par value $.01 per share, were exchanged for 25.6 million shares of CDT common stock, par value $.01 per share, and CDT changed its name to Belden CDT Inc.

Belden Inc. and CDT each believed the Merger was in the best interests of its respective stockholders because, as a result of the Merger, the long-term value of an investment in the combined company would likely be superior to the long-term value of an investment in either stand-alone company. In deciding to consummate the Merger, Belden Inc. and CDT considered various factors, including the following:

•	The anticipated cost savings and synergies resulting from our ability to identify low-cost sources for materials, eliminate duplicative costs of two separate public companies, consolidate manufacturing facilities and access each legacy company’s technology;

•	The potential to market products and businesses across a larger customer base;

•	The anticipated increase in market liquidity and capital markets access resulting from a larger equity base;

•	Increased visibility to analysts and investors;

•	Better access to lower cost manufacturing facilities; and

•	Improved financial leverage.

The Merger included the following significant related transactions:

•	CDT effected a one-for-two reverse split of its common stock immediately prior to the Merger;

•	Belden Inc. cancelled approximately 0.3 million shares of common stock held in treasury on July 15, 2004;

•	We granted retention and integration awards to certain of our executive officers and other key employees. Cash and share-based awards were distributed in three installments — one-third on the Merger date and one — third each on the first and second anniversaries of the Merger date. We recognized approximately $0.3 million, $1.6 million, and $3.8 million of compensation expense during 2006, 2005, and 2004, respectively, related to these awards; and

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

•	We recognized $2.9 million and $26.8 million of restructuring and backlog amortization expenses in 2005 and 2004, respectively, related to the Merger.

Upon consummation of the Merger, we had approximately 46.6 million shares of common stock outstanding. On that date, the former CDT stockholders and former Belden Inc. stockholders respectively owned approximately 45% and 55% of our common stock outstanding. The Merger was treated as a reverse acquisition under the purchase method of accounting. Belden Inc. was considered the acquiring enterprise for financial reporting purposes because the Belden Inc. owners as a group retained or received the larger portion of the voting rights in us and the Belden Inc. senior management represented a majority of our senior management. For financial reporting purposes, the operating results and cash flows of CDT are included in our Consolidated Financial Statements from July 16, 2004.

The cost to acquire CDT was $490.7 million and consisted of the exchange of common stock discussed above, change of control costs for legacy CDT management and costs incurred by Belden Inc. related directly to the acquisition. The purchase price was established primarily through the negotiation of a share exchange ratio that was intended to value both Belden Inc. and CDT so that neither company paid a premium over equity market value for the other. We established a new accounting basis for the assets and liabilities of CDT based upon their fair values as of the Merger date. We assigned the following fair values to each major asset and liability caption of CDT as of July 15, 2004.

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

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. Intangible assets related to the Merger consisted of the following at July 15, 2004:

	Estimated	Amortization
	Fair Value	Period
	(In millions)	(In years)

Intangible assets subject to amortization:
Customer relations	$54.9	25.6
Developed technologies	6.0	20.0
Favorable contracts	1.1	3.5
Backlog	2.0	0.8

Total intangible assets subject to amortization	64.0
Intangible assets not subject to amortization:
Goodwill	203.6
Trademarks	15.1

Total intangible assets not subject to amortization	218.7

Total intangible assets	$282.7

Weighted average amortization period		24.1

We initially recognized goodwill of $203.0 million related to the Merger at December 31, 2004. We increased goodwill related to the Merger by $0.6 million during 2005 to $203.6 million at the same time the carrying costs of certain tangible assets held for sale decreased to the amount of proceeds received upon their disposition and accrued severance and other merger-related liabilities increased based on finalization of the costs necessary to complete restructuring, facility rationalization, and other merger-related activities.

Goodwill of $37.0 million, $16.7 million, and $1.8 million was assigned to the Specialty Products segment, the Europe segment, and the Belden Americas segment, respectively. The residual goodwill of $148.1 million was not assigned to a specific segment since we believed it benefited the entire corporation; therefore, it was recognized in F&A in our segment information. None of the goodwill is deductible for tax purposes.

Trademarks have been determined by us to have indefinite lives and are not being amortized, based on our expectation that the trademarked products will generate cash flows for us for an indefinite period. We expect to maintain use of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely.

The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the developed technologies intangible asset was based on the remaining lives of the related patents. The useful life for the customer base intangible asset was based on our forecasts of customer turnover. The useful life for the favorable contracts intangible asset was based on the remaining terms of the contracts. The useful life of the backlog intangible asset was based on our estimate of when the ordered items would ship. We amortize these intangible assets over their remaining useful lives on a straight-line basis. Annual amortization expense for these intangible assets was $2.9 million, $4.8 million and $1.5 million in 2006, 2005, and 2004, respectively. We expect to recognize annual amortization expense of $2.9 million in 2007 and approximately $2.6 million thereafter.

The following table presents pro forma consolidated results of our operations for the year ended December 31, 2004 as though the Merger had been completed as of the beginning of that period. The amounts for the CDT operations included in this pro forma information are based on the historical results of the CDT operations and, therefore, may not be indicative of their actual results when operated as part of us. Moreover, the pro forma information does not reflect all of the changes that resulted from the Merger, including, but not limited to,

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

challenges of transition, integration and restructuring associated with the transaction; achievement of further synergies; the ability to retain qualified employees and existing business alliances; and customer demand for CDT products. The pro forma results reflect adjustments for interest expense, depreciation, amortization and related income taxes. The pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the Merger occurred as of January 1, 2004 or that may be achieved in the future.

2004
Pro forma
(Unaudited)
(In thousands, except per share data)

Revenues	$1,139,780
Income from continuing operations	14,804
Net income	17,372
Diluted income per share:
Continuing operations	0.34
Net income	0.38

Income from continuing operations includes certain Merger-related items, as listed below on an after-tax basis:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Merger-related retention awards and other compensation	$164	$1,031	$3,440
Merger-related plant closings and other restructuring actions	—	1,592	13,657
Impact of inventory and short-lived intangibles purchase adjustments	—	230	3,121
Merger-related professional fees	—	—	1,075

Note 5:	Discontinued Operations

During 2006, we sold certain assets and liabilities of our discontinued operation in Manchester, United Kingdom for approximately $28.0 million cash and terminated, without penalty, our supply agreement with British Telecom plc. We recognized a $4.3 million after-tax loss on the disposal of this discontinued operation.

During 2005, we sold substantially all of the remaining net assets of our discontinued operations in Phoenix, Arizona; Skelmersdale, United Kingdom; Auburn, Massachusetts; and Barberton, Ohio, for approximately $40.0 million cash. We recognized a $15.2 million after-tax gain on the disposal of the discontinued operation assets in Phoenix. The net assets for the other three discontinued operations were acquired through the Merger. The net proceeds received from the sales of the net assets of these three discontinued operations exceeded their aggregate carrying values by $0.1 million. Upon the finalization of purchase accounting, we increased the portion of consideration we previously allocated to the tangible assets of these discontinued operations and reduced the portion of consideration we previously allocated to goodwill by this excess amount.

During 2004, we sold certain net assets of our discontinued operations in Phoenix, Arizona, and Wadsworth, Ohio for approximately $78.3 million cash. We recognized a $0.3 million after-tax gain on the disposal of the discontinued operation assets in Phoenix. The net assets of our discontinued operation in Wadsworth were acquired through the Merger. The net proceeds received from the sale of the net assets agreed to their aggregate carrying amount.

We recognized severance costs in loss from discontinued operations in the amount of $1.0 million and $0.1 million in 2005 because of personnel reductions at our discontinued operations in Manchester and Phoenix, respectively. We recognized severance costs of $5.6 million in gain from discontinued operations during 2004 because of personnel reductions at our discontinued operation in Phoenix. We also recognized severance costs in the

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

amount of $3.8 million and $1.4 million in 2004 — 2005 because of personnel reductions at our discontinued operations in Skelmersdale and Auburn. The Skelmersdale and Auburn costs were recognized as liabilities assumed in the Merger and were included in the cost to acquire CDT. Each of these severance liabilities was paid by the end of 2006.

Operating results from discontinued operations include the following:

	2006	2005	2004
	(In thousands)

Results of Operations:
Revenues	$27,644	$108,561	$221,115
Loss before taxes	$(1,900)	$(3,691)	$(11,307)
Income tax benefit	570	2,518	15,543

Net gain (loss)	$(1,330)	$(1,173)	$4,236

Disposal:
Gain (loss) before taxes	$(6,140)	$23,692	$393
Income tax benefit (expense)	1,842	(8,529)	(140)

Net gain (loss)	$(4,298)	$15,163	$253

Listed below are the major classes of assets and liabilities belonging to the discontinued operations that remain as part of the disposal group:

	December 31,
	2006	2005
	(In thousands)

Receivables	$—	$23,747
Inventories	—	16,482
Property, plant and equipment	—	16,559
Other assets	—	209

Current assets of discontinued operations	$—	$56,997

Current liabilities of discontinued operations(1)	$—	$13,342

(1)	Comprised exclusively of accounts payable and accrued liabilities

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 6:	Income (Loss) Per Share

The following table presents the basis of the income per share computation:

For the Year Ended December 31,	2006	2005	2004
	(In thousands)

Numerator for basic income per share:
Income from continuing operations	$71,563	$33,568	$10,700
Gain (loss) from discontinued operations	(1,330)	(1,173)	4,236
Gain (loss) on disposal of discontinued operations	(4,298)	15,163	253

Net income	$65,935	$47,558	$15,189

Numerator for diluted income per share:
Income from continuing operations	$71,563	$33,568	$10,700
Tax-effected interest expense on convertible subordinated debentures	2,710	2,710	1,272

Adjusted income from continuing operations	74,273	36,278	11,972
Gain (loss) from discontinued operations	(1,330)	(1,173)	4,236
Gain (loss) on disposal of discontinued operations	(4,298)	15,163	253

Adjusted net income	$68,645	$50,268	$16,461

Denominator:
Denominator for basic income per share — weighted average shares	43,319	45,655	35,404
Effect of dilutive common stock equivalents	6,957	6,467	3,320

Denominator for diluted income per share — adjusted weighted average shares	50,276	52,122	38,724

For the years ended December 31, 2006, 2005, and 2004, we did not include 0.5 million, 2.4 million, and 2.5 million outstanding stock options, respectively, in our development of the denominators used in the diluted income per share computations because they were antidilutive. For the year ended December 31, 2006, we also did not include 0.1 million restricted stock awards with performance conditions in our development of the denominator used in the diluted income per share computation because the performance conditions had not yet been satisfied.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 7:	Inventories

The major classes of inventories were as follows:

December 31,	2006	2005
	(In thousands)

Raw materials	$54,542	$75,229
Work-in-process	38,357	42,152
Finished goods	120,520	139,035
Perishable tooling and supplies	4,016	3,977

Gross inventories	217,435	260,393
Obsolescence and other reserves	(15,187)	(14,912)

Net inventories	$202,248	$245,481

In pursuit of our goal to manage better all aspects of working capital, and especially to reduce our reliance on finished goods inventory, we changed our inventory management process worldwide in 2006. This included a change in the parameters we apply to our allowances for excess and obsolete inventories. We recognized pretax charges of approximately $11.1 million in cost of sales during 2006 to reflect a change in accounting estimate related to measurement of our allowances for excess and obsolete inventories. The effect of this change on income from continuing operations and income per diluted share from continuing operations was approximately $7.3 million and $.14 per share.

Note 8:	Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

December 31,	2006	2005
	(In thousands)

Land and land improvements	$24,981	$23,670
Buildings and leasehold improvements	133,001	128,498
Machinery and equipment	362,068	369,140
Computer equipment and software	36,797	35,569
Construction in process	19,572	10,056

Gross property, plant and equipment	576,419	566,933
Accumulated depreciation	(304,134)	(279,155)

Net property, plant and equipment	$272,285	$287,778

Disposals

During 2006, we sold property, plant and equipment in Sweden, the Czech Republic, and the Netherlands for $4.1 million cash. We recognized an aggregate $2.5 million gain on the disposals of these assets.

During 2005, we sold real estate in Canada and Germany for $6.1 million cash. We recognized an aggregate $0.5 million gain on the disposals of these assets. Also during 2005, we sold real estate in the United States acquired in the Merger for $1.4 million cash. The proceeds received from the sale exceeded the carrying value of this facility by less than $0.1 million. Upon the finalization of purchase accounting, we increased the portion of Merger consideration we had previously allocated to net assets acquired and reduced the portion of Merger consideration we had previously allocated to goodwill by this excess amount.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

We sold certain equipment in the Netherlands along with technology related to the production of deflection coils during 2003 and received a cash payment of $1.3 million. During 2004, the technical conditions of the sale were fulfilled, we received a final $0.4 million cash payment, and we recognized a $1.7 million gain on the disposal of these assets.

Impairment

In 2006, we determined that certain asset groups in the Belden Americas and Europe operating segments were impaired. The asset groups in the Belden Americas operating segment were impaired because of our pending closures of three manufacturing facilities in the United States and the cessation of manufacturing at a facility in Canada. The asset group in the Europe operating segment was impaired because of product portfolio management actions we initiated. We estimated the fair values of the asset groups based upon anticipated net proceeds from their sales and recognized impairment losses of $8.6 million and $2.5 million in the Belden Americas and Europe operating segments, respectively.

During 2005, we determined that a certain asset group in the Europe operating segment was impaired because of product portfolio management actions we initiated. We estimated the fair value of the asset group based upon anticipated net proceeds from its sale and recognized an impairment loss of $1.1 million.

During 2004, we determined that certain asset groups in the Europe and Belden Americas operating segments were impaired. The asset groups in the Europe operating segment were impaired because of product portfolio management actions we initiated. The asset groups in the Belden Americas segment were impaired due to excess capacity primarily as a result of the combined capacity after the Merger. We estimated the fair values of these asset groups based upon anticipated net proceeds from their sales and recognized impairment losses of $5.7 million and $3.2 million in the Europe and Belden Americas operating segments, respectively.

Depreciation Expense

We recognized depreciation expense of $33.1 million, $32.9 million and $27.0 million in 2006, 2005, and 2004, respectively. We also recognized depreciation cost of $2.7 million, $4.3 million, and $3.3 million related to our various discontinued operations in gain (loss) from discontinued operations during 2006, 2005, and 2004, respectively.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 9:	Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Goodwill(1)	$287,266	$(12,132)	$275,134	$284,435	$(12,145)	$272,290

Intangible assets subject to amortization:
Customer relations	$55,389	(5,640)	$49,749	$54,608	(3,237)	$51,371
Patents	6,247	(800)	5,447	6,179	(654)	5,525
Favorable contracts	1,094	(768)	326	1,094	(456)	638
Backlog	1,379	(1,379)	—	1,976	(1,976)	—

Total intangible assets subject to amortization	64,109	(8,587)	55,522	63,857	(6,323)	57,534
Trademarks(1)	15,442	—	15,442	14,925	—	14,925

Intangible assets	$79,551	$(8,587)	$70,964	$78,782	$(6,323)	$72,459

(1)	Accumulated amortization was recognized prior to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets

Segment Allocation of Goodwill

Our goodwill is allocated among our operating segments as follows:

	December 31,
	2006	2005	Change
	(In thousands)

Belden Americas Segment	$60,252	$60,252	$—
Specialty Products Segment	36,950	36,950	—
Europe Segment	33,671	30,474	3,197
Finance & Administration	144,261	144,614	(353)

	$275,134	$272,290	$2,844

Goodwill allocated to the Europe segment increased during 2006 primarily because of the $3.3 million impact of translation on goodwill denominated in currencies other than the United States dollar and $0.4 million of other adjustments partially offset by a $0.2 million reduction to Merger-related accrued severance balances that were originally recorded in purchase accounting and the $0.3 million impact of our buyout of a minority interest holder in one of our German subsidiaries. We believe that goodwill recognized in F&A benefits the entire Company because it represents acquirer-specific synergies unique to the Merger. Goodwill recorded in F&A decreased during 2006 because of a reduction to Merger-related accrued severance balances that were originally recorded in purchase accounting.

Impairment

At December 31, 2006 and 2005, the carrying amounts of goodwill, trademarks, and intangible assets subject to amortization were considered recoverable.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

During 2005, we determined that the carrying amount of goodwill reported by the Europe segment and the goodwill amount allocated from F&A to the Europe segment for the purpose of annual impairment testing were impaired because of our decision to exit the United Kingdom communications cable market. We determined the estimated fair value of the Europe reporting unit by calculating the present value of its estimated future cash flows. We determined the implied fair value of goodwill associated with the Europe reporting unit by subtracting the estimated fair value of tangible assets and intangible assets subject to amortization associated with the Europe reporting unit from the estimated fair value of the unit. We recognized impairment losses totaling $4.5 million in the Europe segment and $2.4 million in F&A in 2005.

Amortization Expense

The Company recognized amortization expense of $2.9 million, $4.8 million and $1.5 million in 2006, 2005, and 2004, respectively. The Company expects to recognize annual amortization expense of $2.9 million in 2007 and approximately $2.6 million in 2008, 2009, 2010, and 2011.

Note 10:	Accounts Payable and Accrued Liabilities

The carrying values of accounts payable and accrued liabilities were as follows:

December 31,	2006	2005
	(In thousands)

Accounts payable	$88,557	$100,731
Wages, severance and related taxes	44,469	33,370
Employee benefits	14,344	34,526
Interest	3,878	5,485
Other (individual items less than 5% of total current liabilities)	48,760	42,624

Accounts payable and accrued liabilities	$200,008	$216,736

North America Restructuring

In 2006, we announced our decision to restructure certain North American operations in an effort to increase our manufacturing presence in lower-labor-cost regions near our major markets, starting with the planned construction of a new manufacturing facility in Mexico, the upcoming closures of manufacturing facilities in Kentucky; South Carolina; and Illinois; and the cessation of manufacturing at our facility in Quebec. We recognized severance costs of $8.7 million in cost of sales within the Belden Americas segment in 2006. We expect to recognize estimated severance costs of approximately $2.8 million related to these restructuring actions during 2007.

Reduction in Force

In 2006, we recognized severance costs totaling $3.5 million ($1.2 million in cost of sales and $2.3 million in SG&A expenses) related to worldwide position eliminations resulting from our efforts to reduce production, selling, and administrative costs. Severance costs of $1.9 million, $1.0 million, $0.5 million, and $0.1 million were recognized by the Belden Americas segment, the Europe segment, the Specialty Products segment, and the Asia Pacific segment, respectively. We expect to recognize estimated severance costs of approximately $0.4 million related to this restructuring action during 2007.

Europe Restructuring

In 2005 and 2006, we announced various decisions to restructure certain European operations in an effort to reduce manufacturing floor space and overhead, starting with the closures of a manufacturing facility in Sweden and sales offices in the United Kingdom and Germany, as well as product portfolio actions in the Czech Republic

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

and the Netherlands. We recognized severance costs within the Europe segment totaling $8.2 million ($6.7 million in cost of sales and $1.5 million in SG&A expenses) in 2006 and $7.7 million ($7.6 million in cost of sales and $0.1 million in SG&A expenses) during 2005 related to these restructuring actions. We do not expect to recognize additional severance costs related to these restructuring actions.

Belden CDT Merger Restructuring

In 2004, we initiated plans to reduce personnel at several legacy CDT locations and recognized severance costs of $14.0 million ($6.7 million, $3.3 million, $2.0 million, $1.7 million and $0.3 million in the financial records of F&A, the Europe segment, the Specialty Products segment, the Belden Americas segment, and the Asia Pacific segment, respectively). These costs were recognized as a liability assumed in the Merger and were included in the cost to acquire CDT. During 2005 — 2006, we decided to terminate certain of these restructuring plans because of improved capacity utilization. In 2006, we reduced accrued severance recorded within the Belden Americas segment and the Europe segment by $0.2 million each. In 2005, we reduced accrued severance recorded within the Specialty Products segment, the Europe segment, and the Belden Americas segment by $0.8 million, $0.8 million and $0.5 million, respectively. In each of these years, we also reduced the portion of the consideration we had previously allocated to goodwill by the same amounts.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth restructuring activity that occurred during 2004 — 2006:

	North America		Reduction		Europe		Belden CDT Merger
	Restructuring		in Force		Restructuring		Restructuring
	Accrual	Employee	Accrual	Employee	Accrual	Employee	Accrual	Employee
	Activity	Count	Activity	Count	Activity	Count	Activity	Count
	(In thousands, except number of employees)

Balance at December 31, 2003	$—	—	$—	—	$—	—	$—	—
New charges:
Merger restructuring	—	—	—	—	—	—	11,549	210
Cash payments/employee terminations	—	—	—	—	—	—	(8,162)	(25)
Foreign currency translation	—	—	—	—	—	—	162	—
Other adjustments	—	—	—	—	—	—	—	—

Balance at December 31, 2004	—	—	—	—	—	—	3,549	185
New charges:
Ongoing benefits arrangement	—	—	—	—	7,698	151	—	—
Merger restructuring	—	—	—	—	—	—	2,447	22
Cash payments/employee terminations		—	—	—	—	—	(1,909)	(62)
Foreign currency translation	—	—	—	—	—	—	(2)	—
Other adjustments	—	—	—	—	—	—	(2,107)	(76)

Balance at December 31, 2005	—	—	—	—	7,698	151	1,978	69
New charges:
One-time termination arrangement	8,731	451	3,501	118	—	—	—	—
Ongoing benefits arrangement	—	—	—	—	7,307	80	—	—
Special termination benefits	—	—	—	—	908	3	—	—
Cash payments/employee terminations	(1,095)	(182)	(124)	(3)	(11,949)	(181)	(886)	(22)
Foreign currency translation	(71)	—	(4)	—	577	—	43	—
Other adjustments	—	—	—	—	(59)	—	(423)	(36)

Balance at December 31, 2006	$7,565	269	$3,373	115	$4,482	53	$712	11

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Environmental Remediation Liabilities

Our accrued liability for environmental remediation and related costs was approximately $6.2 million and $7.2 million at December 31, 2006 and 2005, respectively. The Company expects to fund these environmental remediation liabilities over the next 4 years. It is reasonably possible that a change in the estimated remediation costs will occur before remediation is completed.

Executive Succession Costs

In 2005, two former senior executives entered into separation of employment agreements with us. The separation agreements confirmed each executive’s entitlement and obligations under his July 2001 change of control agreement as a result of his separation of employment. We recognized SG&A expense of $7.0 million in 2005 related to these separations of employment and associated executive succession planning services.

Note 11:	Long-Term Debt and Other Borrowing Arrangements

The carrying values of long-term debt and other borrowing arrangements were as follows:

	December 31,
	2006	2005
	(In thousands)

Contingently convertible notes, face amount of $110,000 due 2023, contractual interest rate 4.00%, effective interest rate 4.00%	$110,000	$110,000
Medium-term notes, face amount of $45,000 due from 2007 through 2009, contractual interest rate 6.92%, effective interest rate 6.92%	45,000	60,000
Medium-term notes, face amount of $17,000 due 2009, contractual interest rate 7.95%, effective interest rate 8.06%	17,000	17,000
Medium-term notes, face amount of $44,000 due 2006, contractual interest rate 7.74%, effective interest rate 7.85%	—	44,000
Variable-rate bank revolving credit agreement, due 2011	—	—
Other	—	51

Total debt and other borrowing arrangements	172,000	231,051
Less current maturities	(62,000)	(59,000)

Long-term debt and other borrowing arrangements	$110,000	$172,051

Contingently Convertible Notes

At December 31, 2006, we had outstanding $110.0 million of unsecured subordinated debentures. The debentures are convertible into approximately 6.2 million shares of common stock, at a conversion price of $17.859 per share, upon the occurrence of certain events. The conversion price is subject to adjustment for dividends and other equity transactions. Holders may surrender their debentures for conversion into shares of our common stock upon satisfaction of any of the following conditions: (1) the closing sale price of our common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to us by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to us by Standard & Poor’s is downgraded to B or below; (3) we have called the debentures for redemption; or, (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of December 31, 2006, condition (1) had been met, but condition (2) had not been met as the senior implied rating was Ba2 and the corporate credit rating was BB-.

Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed. We may call some or all of the debentures on or after July 21, 2008 for

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

redemption in cash, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date. Holders may require us to purchase all or part of their debentures on July 15, 2008, July 15, 2013, or July 15, 2018, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the redemption date, in which case the purchase price may be paid in cash, shares of our common stock or a combination of cash and our common stock, at our option.

Medium-Term Notes

In 1999, we completed a private placement of $44.0 million and $17.0 million of unsecured medium-term notes. We repaid the $44.0 million tranche of these notes in 2006. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio and minimum net worth.

In 1997, we completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature in 8 to 12 years from closing with an average life of 10 years. We repaid $30.0 million of these notes in 2005 — 2006. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio and minimum net worth.

In January 2007, we discovered that we were in technical default of a covenant in each agreement. Rather than request a waiver for these covenant violations, we redeemed the outstanding notes and consequently classified them as a current maturity in our Consolidated Balance Sheet. Additional discussion regarding our 2007 redemption of these notes is included in Note 21 to the Consolidated Financial Statements.

Senior Credit Agreement

We executed a new credit agreement with a group of 8 banks in January 2006 (the Senior Credit Agreement). The Senior Credit Agreement provides us with a $165.0 million secured, variable-rate and revolving credit facility expiring in January 2011. The facility is secured by our overall cash flow and our assets in the United States. There were no borrowings outstanding under this facility at any time during 2006. The Senior Credit Agreement contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply.

The Senior Credit Agreement replaced a $75.0 million agreement executed in October 2003 between us and a group of 6 banks that would have expired in June 2006. We cancelled this old credit agreement in January 2006.

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2006 are as follows:

(In thousands)

2007	$62,000
2008	—
2009	—
2010	—
2011	—
Thereafter	110,000

$172,000

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 12:	Income Taxes

The net income tax expense of $40.7 million for 2006 resulted from income from continuing operations before taxes of $112.3 million. We recorded an additional $3.7 million deferred tax asset valuation reserve during 2006 with respect to net operating losses generated primarily in the Netherlands and Sweden. We consider income from foreign subsidiaries to be indefinitely reinvested and, accordingly, have not recorded a provision for United States federal and state income taxes for foreign income. Undistributed income of our foreign subsidiaries totaled $12.2 million in 2006. Upon distribution of foreign subsidiary income, we may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

We are party to a Tax Sharing and Separation Agreement (Tax Agreement) with our former owner, Cooper Industries Ltd. (Cooper). The Tax Agreement requires us to pay Cooper most of the tax benefits resulting from basis adjustments arising from our initial public offering on October 6, 1993. The effect of the Tax Agreement is to put us in the same financial position we would have been in had there been no increase in the tax basis of our assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for the years ended December 31, 2006, 2005, and 2004 by $1.2 million each year. Included in 2006 taxes paid were $10.4 million paid to Cooper in accordance with the Tax Agreement. There were no payments to Cooper under the Tax Agreement in 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Income (loss) from continuing operations before taxes:
United States operations	$100,058	$53,627	$33,905
Foreign operations	12,218	3,913	(9,308)

	$112,276	$57,540	$24,597

Income tax expense (benefit):
Currently payable (receivable):
United States federal	$13,513	$—	$—
United States state and local	409	155	—
Foreign	7,895	9,690	(5,191)

	21,817	9,845	(5,191)
Deferred:
United States federal	15,946	13,759	9,240
United States state and local	2,869	1,739	1,959
Foreign	81	(1,371)	7,889

	18,896	14,127	19,088

Total income tax expense	$40,713	$23,972	$13,897

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Years Ended December 31,	2006	2005	2004

Effective income tax rate reconciliation:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.9%	3.3%	1.8%
Increase in deferred tax asset valuation allowance	3.3%	8.7%	38.2%
Resolution of prior-period tax contingency	-4.3%	−6.5%	−9.9%
Foreign income tax rate differences	-0.2%	1.9%	−5.0%
Other	-0.4%	−0.7%	−3.6%

	36.3%	41.7%	56.5%

December 31,	2006	2005
	(In thousands)

Components of deferred income tax balances:
Deferred income tax liabilities, net:
Plant, equipment and intangibles	$(105,362)	$(108,373)

Deferred income tax assets:
Postretirement and pension accruals	20,996	20,366
Reserves and accruals	31,982	21,975
Net operating loss carryforwards	46,902	47,812
Valuation allowances	(31,253)	(27,786)

	68,627	62,367

Net deferred income tax liability	$(36,735)	$(46,006)

	2006			2005
December 31,	Current	Noncurrent	Total	Current	Noncurrent	Total
	(In thousands)

Deferred income tax assets	$34,664	$33,963	$68,627	27,845	$$34,522	$62,367
Deferred income tax liabilities	—	(105,362)	(105,362)	—	(108,373)	(108,373)

	$34,664	$(71,399)	$(36,735)	27,845	$(73,851)	$(46,006)

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for the Tax Agreement with Cooper.

As of December 31, 2006, we had $220.5 million of net operating loss carryforwards as adjusted by the Tax Agreement with Cooper. Unless otherwise utilized, net operating loss carryforwards will expire as follows: $11.7 million in 2007, $11.6 million in 2008, $13.6 million between 2009 and 2011, and $65.9 million between 2012 and 2025. Net operating loss carryforwards with an indefinite carryforward period total $117.7 million. The net operating loss carryforwards expiring in 2007 through 2009 will not have a significant impact on the effective tax rate because of deferred tax asset valuation allowances recorded for those loss carryforwards.

Note 13:	Pension and Other Postretirement Benefits

Substantially all employees in Canada, the Czech Republic, the Netherlands, the United Kingdom, and the United States are covered by defined benefit or defined contribution pension plans. We terminated our separate

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

defined benefit plan in the Netherlands at the end of 2005. Employees in the Netherlands now participate in an industry pension plan. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation and in certain plans during 2005 a partial matching of employees’ salary deferrals with our common stock. Defined contribution expense for 2006, 2005, and 2004 was $8.9 million, $6.0 million and $4.2 million, respectively. The increase in contributions during 2006 resulted primarily from contributions to the industry pension plan for employees in the Netherlands and during 2005 from the Merger.

We sponsor unfunded postretirement medical and life insurance benefit plans for certain of our employees in Canada and the United States. The medical benefit portion of the United States plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets as well as a statement of the funded status and balance sheet reporting for these plans.

	Pension Benefits		Other Benefits
Years Ended December 31,	2006	2005	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$(177,166)	$(263,913)	$(47,583)	$(41,279)
Service cost	(6,163)	(9,476)	(646)	(530)
Interest cost	(9,146)	(13,151)	(2,326)	(2,344)
Participant contributions	(319)	(1,300)	(31)	(40)
Plan amendments	(545)	—	—	—
Actuarial gain (loss)	(2,310)	(16,056)	2,607	(4,908)
Special termination benefits	—	(5,869)	—	—
Liability curtailments	3,129	17,250	—	—
Liability settlements	—	85,146	—	—
Foreign currency exchange rate changes	(5,194)	11,444	(230)	(976)
Benefits paid	13,096	18,759	2,724	2,494

Benefit obligation, end of year	$(184,618)	$(177,166)	$(45,485)	$(47,583)

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits		Other Benefits
Years Ended December 31,	2006	2005	2006	2005
	(In thousands)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$134,716	$190,066	$—	$—
Actual return on plan assets	16,639	23,117	—	—
Employer contributions	28,198	26,071	2,693	2,454
Plan participants contributions	319	1,300	31	40
Liability settlements	—	(78,894)	—	—
Foreign currency exchange rate changes	4,603	(8,185)	—	—
Benefits paid	(13,096)	(18,759)	(2,724)	(2,494)

Fair value of plan assets, end of year	$171,379	$134,716	$—	$—

Funded Status:
Funded status	$(13,239)	$(42,450)	$(45,485)	$(47,583)
Unrecognized net actuarial loss	35,580	43,559	11,151	14,351
Unrecognized prior service cost	468	(104)	(408)	(514)

Accrued benefit cost	$22,809	$1,005	$(34,742)	$(33,746)

	Pension Benefits		Other Benefits
December 31,	2006	2005	2006	2005
	(In thousands)

Amounts recognized in the balance sheets:
Prepaid benefit cost	$5,761	$750	$—	$—
Accrued benefit liability (current)	(1,118)	(18,678)	(2,599)	(2,949)
Accrued benefit liability (noncurrent)	(18,026)	(10,954)	(42,888)	(30,797)
Noncurrent deferred taxes	13,093	11,358	4,015	—
Accumulated other comprehensive income	23,099	18,529	6,730	—

Net amount recognized	$22,809	$1,005	$(34,742)	$(33,746)

In 2006, the change in benefit obligation attributable to actuarial gain or losses for pension benefits related primarily to a change in the mortality assumption for the United Kingdom plan and for other postretirement benefits related primarily to favorable claims experience for the Canadian plan. In 2005, the change in benefit obligation for pension and other postretirement benefits attributable to actuarial gains or losses related primarily to a decrease in the discount rate used in the computation of such benefits.

The accumulated benefit obligation for all defined benefit pension plans was $178.2 million and $164.0 million at December 31, 2006 and 2005, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $131.9 million, $126.3 million, and $112.8 million, respectively, as of December 31, 2006 and $165.4 million, $152.2 million, and $122.3 million, respectively, as of December 31, 2005.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2006	2005	2004	2006	2005	2004
	(In thousands)

Components of net periodic benefit cost:
Service cost	$6,163	$9,476	$7,589	$646	$530	$205
Interest cost	9,146	13,151	12,014	2,326	2,344	1,525
Expected return on plan assets	(10,814)	(14,838)	(13,047)	—	—	—
Amortization of prior service cost	(27)	(39)	(39)	(106)	(106)	(106)
Special termination benefits	—	5,869	976	—	—	—
Settlement of liabilities	(45)	863	46	—	—	—
Net (gain) loss recognition	2,502	3,432	2,116	687	619	432

Net periodic benefit cost	$6,925	$17,914	$9,655	$3,553	$3,387	$2,056

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
December 31,	2006	2005	2006	2005

Weighted average assumptions for benefit obligations at year end:
Discount rate	5.4%	5.2%	5.3%	5.2%
Salary increase	4.0%	4.0%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	5.2%	5.4%	5.2%	5.8%
Salary increase	4.0%	4.0%	N/A	N/A
Expected return on assets	7.4%	8.1%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	9.0%	10.0%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2011	2010
Measurement date	12/31/2006	12/31/2005	12/31/2006	12/31/2005

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2006 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)

Effect on total of service and interest cost components	$408	$(320)
Effect on postretirement benefit obligation	$5,508	$(4,427)

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP No. 106-2 provides guidance on the accounting for and disclosure of the subsidy available under the Act for employers that sponsor postretirement health care plans providing prescription drug benefits. We elected to apply the requirements of FSP 106-2 in the second quarter of 2004, retroactive to the enactment date of the Act. The reduction in the accumulated postretirement benefit obligation attributed to past service as a result of the subsidy available under the Act is $1.6 million. The effect of the subsidy on the net periodic postretirement benefit cost for 2004 is $0.2 million.

The following table reflects the pension plans’ actual and target asset allocations.

	Target	Actual	Actual
December 31,	2007	2006	2005

Asset Category:
Equity securities	57%	75%	78%
Debt securities	43%	25%	22%
Real estate	0%	0%	0%
Other	0%	0%	0%

Total	100%	100%	100%

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 25% in debt securities and 75% in equity securities and for our pension plans where the majority of the participants are in payment or terminated vested status is 80% in debt securities and 20% in equity securities. The plans only invest in debt and equity instruments for which there is a ready public market. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and debt securities of the type in which our plans invest.

The following table reflects the benefits as of December 31, 2006 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as the expected subsidy receipts available under the Act in these years. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

			Medicare
	Pension	Other	Subsidy
	Plans	Plans	Receipts
	(In thousands)

2007	$10,689	$2,966	$296
2008	10,846	2,980	293
2009	12,842	3,002	285
2010	13,181	2,990	276
2011	12,849	2,949	261
2012-2016	71,355	13,962	1,050

Total	$131,762	$28,849	$2,461

We anticipate contributing $10.1 million and $2.9 million to our pension and other postretirement plans, respectively, during 2007.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefits cost at December 31, 2006, the changes in these amounts during the year ended December 31,

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

2006, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2007 are as follows.

	Pension	Other
	Benefits	Benefits
	(In thousands)

Components of accumulated other comprehensive income:
Net actuarial loss	$35,580	$11,151
Net prior service cost (credit)	468	(408)
Net transition obligation (asset)	—	—

	$36,048	$10,743

	Pension	Other
	Benefits	Benefits
	(In thousands)

Changes in accumulated other comprehensive income:
Net actuarial loss, beginning of year	$43,559	$14,351
Amortization cost	(2,502)	(687)
Liability loss (gain)	2,310	(2,607)
Asset gain	(5,825)	—
Recognition of curtailment gain	(3,129)	—
Recognition of settlement loss	45	—
Currency impact	1,122	94

Net actuarial loss, end of year	$35,580	$11,151

Prior service cost, beginning of year	$(104)	$(514)
Amortization credit	27	106
Plan amendment	545	—

Prior service cost, end of year	$468	$(408)

	Pension	Other
	Benefits	Benefits
	(In thousands)

Expected 2007 amortization:
Amortization of net transition obligation	$—	$—
Amortization of prior service cost	16	(106)
Amortization of net losses	1,935	610

	$1,951	$504

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the impact of adopting SFAS No. 158 on our Consolidated Balance Sheet at December 31, 2006.

Increase
(Decrease)
(In thousands)

Balance sheet components:
Long-lived assets	$(18,281)
Current liabilities	(6,981)
Long-term liabilities	14,852
Deferred taxes	(10,701)
Accumulated other comprehensive income	(15,451)

Note 14:	Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Results for prior periods have not been restated.

Our operating results and cash flows for 2006 differ from operating results and cash flows that would have resulted had we continued to account for share-based compensation plans using the intrinsic-value method by the following amounts:

Increase
(Decrease)
(In thousands, except
per share data)

Income from continuing operations before taxes	$(1,879)
Income from continuing operations	(1,157)
Net income	(1,157)
Net income per basic share	(0.03)
Net income per diluted share	(0.02)
Cash provided by operating activities	(7,369)
Cash provided by financing activities	7,369

Compensation cost charged against income and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Total share-based compensation cost(1)	$5,765	$3,539	$3,768
Income tax benefit	2,214	1,359	1,447

(1)	All compensation cost is charged to SG&A expenses.

The following table illustrates the effect on net income and net income per share if we had accounted for stock options using the fair value method in 2005 and 2004. For the purpose of this pro forma disclosure, the value of the

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, except per share amounts)

Share-based employee compensation cost, net of tax	$2,180	$2,649	$2,321	$4,708
Net income	47,558	47,089	15,189	12,802
Basic net income per share	1.04	1.03	0.43	0.36
Diluted net income per share	0.96	0.96	0.43	0.36

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. We grant SARs and stock options with an exercise price equal to the market price of our common stock on the grant date. SARs may be converted into shares of our common stock in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. Stock options become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting if there is a change in control of the Company. Both restricted stock shares and units with service conditions “cliff vest” in either 3 or 5 years from the grant date. Restricted stock units with performance conditions begin to vest upon satisfaction of certain financial performance conditions on the first anniversary of their grant date and then vest ratably on the second and third anniversaries of their grant date. If the financial performance conditions are not satisfied, the restricted stock units will be forfeited. The performance vesting conditions have been satisfied for all outstanding restricted stock units with performance vesting conditions.

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

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except weighted average fair value and assumptions)

Weighted-average fair value of SARs and options granted	$11.37	$6.20	$4.74
Total intrinsic value of SARs converted and options exercised	20,516	2,045	1,321
Cash received for options exercised	38,808	6,897	4,507
Excess tax benefits realized from SARs converted and options exercised	7,369	—	—
Weighted-average fair value of restricted stock shares and units granted	28.96	19.93	20.61
Total fair value of restricted stock shares and units vested	997	3,342	1,583
Expected volatility	36.92%	37.76%	39.53%
Expected term (in years)	6.5	6.8	6.3
Risk-free rate	4.54%	4.36%	3.79%
Dividend yield	0.76%	4.10%	6.31%

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

	SARs and Stock Options				Restricted Shares
			Weighted-		and Units
		Weighted-	Average			Weighted-
		Average	Remaining	Aggregate		Average
		Exercise	Contractual	Intrinsic		Grant-Date
	Number	Price	Term	Value	Number	Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)

Outstanding at January 1, 2006	4,548	$24.06			222	$20.16
Granted	344	26.53			197	28.96
Exercised or converted	(1,843)	21.17			(48)	20.63
Forfeited or expired	(301)	29.71			(3)	22.03

Outstanding at December 31, 2006	2,748	$25.57	5.0	$38,430	368	$24.79

Vested or expected to vest at December 31, 2006	2,716	$25.59	5.0	$37,946
Exercisable or convertible at December 31, 2006	1,761	27.13	3.2	21,881

At December 31, 2006, the total unrecognized compensation cost related to all nonvested awards was $12.5 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

Note 15:	Stockholder Rights Plan

Under our Stockholder Rights Plan, each share of our common stock generally has “attached” to it one preferred share purchase right. Each right, when exercisable, entitles the holder to purchase 1/1000th of a share of our Junior Participating Preferred Stock Series A at a purchase price of $150.00 (subject to adjustment). Each 1/1000th of a share of Series A Junior Participating Preferred Stock will be substantially equivalent to one share of our common stock and will be entitled to one vote, voting together with the shares of common stock.

The rights will become exercisable only if, without the prior approval of the Board of Directors, a person or group of persons acquires or announces the intention to acquire 20% or more of our common stock. If we are acquired through a merger or other business combination transaction, each right will entitle the holder to purchase $300.00 worth of the surviving company’s common stock for $150.00 (subject to adjustment). In addition, if a person or group of persons acquires 20% or more of our common stock, each right not owned by the 20% or greater shareholder would permit the holder to purchase $300.00 worth of our common stock for $150.00 (subject to adjustment). The rights are redeemable, at our option, at $.01 per right at any time prior to an announcement of a beneficial owner of 20% or more of our common stock then outstanding. The rights expire on December 9, 2016.

Note 16:	Operating Leases

Operating lease expense incurred primarily for office space, machinery and equipment was $13.8 million, $12.5 million and $8.6 million in 2006, 2005, and 2004, respectively.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2006 are as follows:

(In thousands)

2007	$6,309
2008	3,836
2009	2,535
2010	1,183
2011	340
Thereafter	67

$14,270

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 17:	Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 46%, 42% and 52% of revenues in 2006, 2005, and 2004, respectively.

At December 31, 2006, we had $25.5 million in trade accounts receivable outstanding from Anixter International Inc. (Anixter). This represented approximately 12% of our total trade accounts receivable outstanding at December 31, 2006. Historically, Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Unconditional Copper Purchase Obligations

At December 31, 2006, we were committed to purchase approximately 0.3 million pounds of copper at an aggregate cost of $0.7 million. At December 31, 2006, the fixed cost of this purchase was less than $0.1 million under the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. These commitments will mature in 2007.

Labor

Approximately 36% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 29% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2007.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

International Operations

The carrying amounts of net assets belonging to our international operations were as follows:

December 31,	2006	2005
	(In thousands)

Europe	$211,588	$155,586
Canada	111,657	104,561
Rest of World	(20,865)	(21,998)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2006 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2006 was $172.0 million. The fair value of our debt instruments at December 31, 2006 was approximately $318.6 million estimated on a discounted cash flow basis using currently obtainable rates for similar financing. Included in this amount was an estimated $249.0 million fair value of convertible subordinated debentures with a face value of $110.0 million. The fair value premium of $39.9 million related to these debentures as of the Merger date, which related to the conversion option embedded within the debentures, was recognized as an increase to both additional paid-in capital and goodwill.

Note 18:	Contingent Liabilities

General

Various claims are asserted against us in the ordinary course of business including those pertaining to income tax examinations and product liability, customer, employment, vendor and patent matters. Based on facts currently available, management believes that the disposition of the claims that are pending or asserted will not have a materially adverse effect on our financial position, operating results, or cash flow.

Letters of Credit, Guarantees and Bonds

At December 31, 2006, we were party to unused standby letters of credit and unused bank guarantees totaling $7.2 million and $5.4 million, respectively. We also maintain bonds totaling $3.9 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, retirement benefits in Germany, and the importation of product into the United States and Canada.

Note 19:	Minimum Requirements Contract Income

We had a contractual sales incentive agreement with a customer that required the customer to purchase quantities of product from us generating at a minimum $3.0 million in gross profit per annum or pay us compensation according to contractual terms through December 31, 2005. During each of the years 2005 and 2004, the customer did not make the minimum required purchases and we were entitled to receive compensation according to the terms of the agreement. As a result, we recognized $3.0 million in operating income in 2005 and 2004. The contract expired upon receipt of the 2005 payment.

Belden CDT Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 20:	Quarterly Operating Results (unaudited)

2006	1st	2nd (1)	3rd (2)	4th (3)	Year
	(In thousands, except per share amounts)

Number of days in quarter	85	91	91	98	365
Revenues	$321,905	$409,568	$385,581	$378,757	$1,495,811
Gross profit	73,415	92,177	89,373	78,348	333,313
Operating income	26,956	36,803	35,617	19,102	118,478
Income from continuing operations	14,940	21,524	24,386	10,713	71,563
Gain (loss) from discontinued operations	(1,330)	—	—	—	(1,330)
Gain (loss) on disposal of discontinued operations	(4,298)	—	—	—	(4,298)
Net income	9,312	21,524	24,386	10,713	65,935
Basic income (loss) per share:
Continuing operations	$0.35	$0.50	$0.56	$0.24	$1.65
Discontinued operations	(0.03)	—	—	—	(0.03)
Disposal of discontinued operations	(0.10)	—	—	—	(0.10)
Net income	0.22	0.50	0.56	0.24	1.52
Diluted income (loss) per share:
Continuing operations	$0.32	$0.44	$0.50	$0.22	$1.48
Discontinued operations	(0.03)	—	—	—	(0.03)
Disposal of discontinued operations	(0.09)	—	—	—	(0.08)
Net income	0.20	0.44	0.50	0.22	1.37

2005	1st	2nd	3rd (4)	4th	Year
	(In thousands, except per share amounts)

Number of days in quarter	86	91	91	97	365
Revenues	$286,268	$311,438	$316,480	$331,483	$1,245,669
Gross profit	62,785	72,276	74,002	68,310	277,373
Operating income	14,651	16,359	18,018	19,510	68,538
Income from continuing operations	7,382	8,858	9,118	8,210	33,568
Gain (loss) from discontinued operations	(739)	1,144	(3,053)	1,475	(1,173)
Gain on disposal of discontinued operations	6,400	8,763	—	—	15,163
Net income	13,043	18,765	6,065	9,685	47,558
Basic income (loss) per share:
Continuing operations	$0.16	$0.19	$0.20	$0.19	$0.74
Discontinued operations	(0.02)	0.02	(0.07)	0.03	(0.03)
Disposal of discontinued operations	0.14	0.19	—	—	0.33
Net income	0.28	0.40	0.13	0.22	1.04
Diluted income (loss) per share:
Continuing operations	$0.15	$0.18	$0.19	$0.18	$0.69
Discontinued operations	(0.01)	0.02	(0.06)	0.03	(0.02)
Disposal of discontinued operations	0.12	0.16	—	—	0.29
Net income	0.26	0.36	0.13	0.21	0.96

(1)	Includes asset impairment totaling $2.4 million.

(2)	Includes asset impairment totaling $2.5 million.

(3)	Includes asset impairment totaling $6.2 million.

(4)	Includes asset impairment totaling $8.0 million.

Note 21:	Subsequent Events (Unaudited)

Pending Acquisitions

In January 2007, we announced the pending acquisition of Germany-based Hirschmann Automation and Control GmbH (HAC) for approximately $260.0 million cash. HAC is a leading supplier of Industrial Ethernet solutions and industrial connectors and had annual revenues of approximately $250.0 million in 2006.

In February 2007, we announced the pending acquisition of Hong Kong-based LTK Wiring Co. Ltd. (LTK) for approximately $195.0 million cash. LTK is a leading supplier of electronic cable for the China market and had annual revenues of approximately $220.0 million in 2006.

We anticipate that these acquisitions will be funded with available cash, internally-generated funds, and cash obtained through external borrowings. The consummation of both of these acquisitions is subject to customary closing conditions.

Long-Term Debt and Other Borrowing Arrangements

On February 2, 2007, we received a commitment letter (Commitment) from Wachovia Bank, National Association and certain Wachovia affiliates (Wachovia) that set out the terms by which Wachovia would provide us (i) a senior secured term loan of up to $125 million and (ii) a senior secured revolving credit facility of up to $200 million (individually a Facility and together the Facilities). We may use the Facilities to refinance our existing senior secured credit facility or for ongoing working capital requirements and other corporate purposes (including acquisitions). The Commitment, unless accepted by us before March 2, 2007, will expire. If we accept the Commitment before this deadline, we will have until April 2, 2007 to complete the closing of either Facility (or both); otherwise, the Commitment will expire on such date. With the closing of the amendment to our Senior Credit Agreement described below, Wachovia’s commitment for a $200.0 million senior secured revolving credit facility expired.

On February 16, 2007, we entered into an amendment to our existing Senior Credit Agreement, which provides that the amount of the commitment be increased from $165.0 million to $225.0 million as well as amends certain restrictive covenants governing affiliate indebtedness and asset sales.

On February 16, 2007, we redeemed our medium-term notes in the aggregate principal amount of $62.0 million and, in connection therewith, we paid a make-whole premium of approximately $2.0 million. The redemption was made with cash on hand.

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

Management’s Report on Internal Control over Financial Reporting

The management of Belden is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management believes our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden CDT Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Belden CDT Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden CDT Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Belden CDT Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Belden CDT Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden CDT Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Belden CDT Inc. and our report dated February 28, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 28, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Matters to Be Voted On: Item 1 — Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Board Structure and Compensation” (opening paragraph and table), “Board Structure and Compensation — The Audit Committee,” “Beneficial Ownership Table of Directors, Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board Structure and Compensation — Nominating and Corporate Governance Committee” and the answer to “May I propose actions for consideration at next year’s annual meeting of shareholders or nominate individuals to serve as directors?”, as described in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Director Compensation” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Executive Compensation — Certain Relationships and Related Transactions” and “Board Structure and Compensation” (paragraph following the table) as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to “Board Structure and Compensation — Fees to Independent Registered Public Accountants for 2006 and 2005” and “Board Structure and Compensation — Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2006

Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2006

Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestures/	Charge		Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Recoveries	Movement	Balance
	(In thousands)

Accounts Receivable — Allowance for Doubtful Accounts:
2006	$3,839	$477	$—	$(1,835)	$(28)	$184	$2,637
2005	5,588	700	269	(2,056)	(612)	(51)	3,839
2004	2,646	690	3,704	(1,655)	—	204	5,588
Inventories — Obsolescence and Other Valuation Allowances:
2006	$14,912	$14,395	$—	$(14,259)	$—	$139	$15,187
2005	21,385	7,006	—	(12,838)	—	(641)	14,912
2004	2,173	2,807	19,360	(4,411)	—	1,456	21,385
Deferred Income Tax Asset — Valuation Allowance:
2006	$27,786	$3,764	$—	$(264)	$(33)	$—	$31,253
2005	22,565	5,510	—	—	(476)	187	27,786
2004	9,792	9,473	3,370	—	(70)	—	22,565

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3. Exhibits.  The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden CDT Inc.) filings
Number		Description of Exhibit	unless noted to be those of Belden Inc.

2.1		Purchase Agreement for Hirschmann Automation and Control GmbH	February 2, 2007 Form 8-K, Exhibit 2.1
2.2		Purchase Agreement for LTK Wiring	February 9, 2007 Form 8-K, Exhibit 2.1
3.1		Certificate of Incorporation	Filed herewith; March 31, 2005 Form 10-K, Exhibit 3.1
3.2		Bylaws	December 6, 2005 Form 8-K, Exhibit 3.01
4.1		Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1
4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023	October 29, 2003 Form 10-K, Exhibit 4.3
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q, Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	Filed herewith.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden CDT Inc.) filings
Number		Description of Exhibit	unless noted to be those of Belden Inc.

10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	Filed herewith.
10	.5*	Cable Design Technologies Corporation (CDT) Long-Term Performance Incentive Plan	November 1, 1993 Form S-1, Exhibit 10.18
10	.6*	CDT Supplemental Long-Term Performance Incentive Plan	January 17, 1996 Proxy Statement, Exhibit A
10	.7*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.8*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.9*	Form of June 11, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.18
10	.10*	Form of April 23, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.19
10	.11*	CDT 2001 Long-Term Performance Incentive Plan	April 13, 2006 Proxy Statement, Appendix II
10	.12*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.13*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.14*	Form of Restricted Stock Grant	December 16, 2002 Form 10-Q, Exhibit 10.22
10	.15*	Form of Restricted Stock Grant	November 15, 2004 Form 10-Q, Exhibit 10.20
10	.16*	Form of Restricted Stock Grant	May 19, 2005 Form 8-K, Exhibit 10.01
10	.17*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.18*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1
10	.19*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.2
10	.20*	Form of Restricted Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.3
10	.21*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4
10	.22*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.5
10	.23*	Belden CDT Inc. Long-Term Cash Performance Plan	March 31, 2005 Form 10-K, Exhibit 10.36
10	.24*	Belden CDT Inc. Annual Cash Incentive Plan	May 5, 2006 Form 10-Q, Exhibit 10.6
10	.25*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.26*	Belden CDT Inc. Retirement Savings Plan	November 9, 2005 Form 10-Q, Exhibit 10.1
10	.27*	First Amendment to Belden CDT Inc. Retirement Savings Plan	March 16, 2006 Form 10-K, Exhibit 10.48
10	.28*	Second Amendment to Belden CDT Inc. Retirement Savings Plan	March 16, 2006 Form 10-K, Exhibit 10.49
10	.29*	Third Amendment to Belden CDT Inc. Retirement Savings Plan	Filed herewith.
10	.30*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50
10	.31*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

The filings referenced for incorporation by
Exhibit			reference are Company (Belden CDT Inc.) filings
Number		Description of Exhibit	unless noted to be those of Belden Inc.

10	.32*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.33*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.34*	Executive Employment Agreement with John Stroup	September 27, 2005 Form 8-K, Exhibit 10.01
10	.35*	Executive Employment Agreement with Gray Benoist	November 3, 2006 Form 10-Q, Exhibit 10.3
10	.36*	Executive Employment Agreement with Peter F. Sheehan	November 3, 2006 Form 10-Q, Exhibit 10.1
10	.37*	Executive Employment Agreement with Robert Canny	November 3, 2006 Form 10-Q, Exhibit 10.2
10	.38*	Form of Change of Control Employment Agreement with each of Cathy O. Staples, Kevin L. Bloomfield, D. Larrie Rose and Stephen H. Johnson	Filed herewith.
10	.39*	Form of Indemnification Agreement with each of the Directors and Gray Benoist, Kevin Bloomfield, Robert Canny, Stephen Johnson, Larrie Rose, Peter Sheehan, Cathy Staples and John Stroup	Filed herewith.
10.40		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1
10.41		Credit Agreement Consent	November 3, 2006 Form 10-Q, Exhibit 10.4
10.42		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.43		Wachovia Commitment Letter	February 8, 2007 Form 8-K, Exhibit 10.1
14.1		Code of Ethics	Filed herewith.
21.1		List of Subsidiaries of Belden CDT Inc.	Filed herewith.
23.1		Consent of Ernst & Young LLP	Filed herewith.
24.1		Powers of Attorney from Members of the Board of Directors	Filed herewith.
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith.
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 1350 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 1350 Certification of the Chief Financial Officer	Filed herewith.

*	Management contract or compensatory plan

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

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP John S. Stroup	President, Chief Executive Officer and Director	March 1, 2007

/s/ GRAY G. BENOIST Gray G. Benoist	Vice President, Finance and Chief Financial Officer	March 1, 2007

/s/ JOHN S. NORMAN John S. Norman	Controller and Chief Accounting Officer	March 1, 2007

/s/ BRYAN C. CRESSEY* Bryan C. Cressey	Chairman of the Board and Director	March 1, 2007

/s/ LORNE D. BAIN* Lorne D. Bain	Director	March 1, 2007

/s/ LANCE BALK* Lance Balk	Director	March 1, 2007

/s/ DAVID ALDRICH* David Aldrich	Director	March 1, 2007

/s/ MICHAEL F.O. HARRIS* Michael F.O. Harris	Director	March 1, 2007

/s/ GLENN KALNASY* Glenn Kalnasy	Director	March 1, 2007

/s/ JOHN M. MONTER* John M. Monter	Director	March 1, 2007

/s/ BERNARD G. RETHORE* Bernard G. Rethore	Director	March 1, 2007

/s/ JOHN S. STROUP * By John S. Stroup, Attorney-in-fact

INDEX TO EXHIBITS

The filings referenced for incorporation by
Exhibit			reference are Company (Belden CDT Inc.) filings
Number		Description of Exhibit	unless noted to be those of Belden Inc.

2.1		Purchase Agreement for Hirschmann Automation and Control GmbH	February 2, 2007 Form 8-K, Exhibit 2.1
2.2		Purchase Agreement for LTK Wiring	February 9, 2007 Form 8-K, Exhibit 2.1
3.1		Certificate of Incorporation	Filed herewith; March 31, 2005 Form 10-K, Exhibit 3.1
3.2		Bylaws	December 6, 2005 Form 8-K, Exhibit 3.01
4.1		Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1
4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023	October 29, 2003 Form 10-K, Exhibit 4.3
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q, Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	Filed herewith.
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	Filed herewith.
10	.5*	Cable Design Technologies Corporation (CDT) Long-Term Performance Incentive Plan	November 1, 1993 Form S-1, Exhibit 10.18
10	.6*	CDT Supplemental Long-Term Performance Incentive Plan	January 17, 1996 Proxy Statement, Exhibit A
10	.7*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.8*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.9*	Form of June 11, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.18
10	.10*	Form of April 23, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.19
10	.11*	CDT 2001 Long-Term Performance Incentive Plan	April 13, 2006 Proxy Statement, Appendix II
10	.12*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.13*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.14*	Form of Restricted Stock Grant	December 16, 2002 Form 10-Q, Exhibit 10.22
10	.15*	Form of Restricted Stock Grant	November 15, 2004 Form 10-Q, Exhibit 10.20
10	.16*	Form of Restricted Stock Grant	May 19, 2005 Form 8-K, Exhibit 10.01
10	.17*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.18*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1
10	.19*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.2
10	.20*	Form of Restricted Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.3
10	.21*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4
10	.22*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.5
10	.23*	Belden CDT Inc. Long-Term Cash Performance Plan	March 31, 2005 Form 10-K, Exhibit 10.36

The filings referenced for incorporation by
Exhibit			reference are Company (Belden CDT Inc.) filings
Number		Description of Exhibit	unless noted to be those of Belden Inc.

10	.24*	Belden CDT Inc. Annual Cash Incentive Plan	May 5, 2006 Form 10-Q, Exhibit 10.6
10	.25*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.26*	Belden CDT Inc. Retirement Savings Plan	November 9, 2005 Form 10-Q, Exhibit 10.1
10	.27*	First Amendment to Belden CDT Inc. Retirement Savings Plan	March 16, 2006 Form 10-K, Exhibit 10.48
10	.28*	Second Amendment to Belden CDT Inc. Retirement Savings Plan	March 16, 2006 Form 10-K, Exhibit 10.49
10	.29*	Third Amendment to Belden CDT Inc. Retirement Savings Plan	Filed herewith.
10	.30*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50
10	.31*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.32*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.33*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.34*	Executive Employment Agreement with John Stroup	September 27, 2005 Form 8-K, Exhibit 10.01
10	.35*	Executive Employment Agreement with Gray Benoist	November 3, 2006 Form 10-Q, Exhibit 10.3
10	.36*	Executive Employment Agreement with Peter F. Sheehan	November 3, 2006 Form 10-Q, Exhibit 10.1
10	.37*	Executive Employment Agreement with Robert Canny	November 3, 2006 Form 10-Q, Exhibit 10.2
10	.38*	Form of Change of Control Employment Agreement with each of Cathy O. Staples, Kevin L. Bloomfield, D. Larrie Rose and Stephen H. Johnson	Filed herewith.
10	.39*	Form of Indemnification Agreement with each of the Directors and Gray Benoist, Kevin Bloomfield, Robert Canny, Stephen Johnson, Larrie Rose, Peter Sheehan, Cathy Staples and John Stroup	Filed herewith.
10.40		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1
10.41		Credit Agreement Consent	November 3, 2006 Form 10-Q, Exhibit 10.4
10.42		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.43		Wachovia Commitment Letter	February 8, 2007 Form 8-K, Exhibit 10.1
14.1		Code of Ethics	Filed herewith.
21.1		List of Subsidiaries of Belden CDT Inc.	Filed herewith.
23.1		Consent of Ernst & Young LLP	Filed herewith.

The filings referenced for incorporation by
Exhibit		reference are Company (Belden CDT Inc.) filings
Number	Description of Exhibit	unless noted to be those of Belden Inc.

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith.