Form 10-Q
period 2007-03-25
BELDEN CDT INC.
filed 2007-05-04
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2007
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Following is the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, $0.01 Par Value	45,046,162

Exhibit Index on Page 23

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BELDEN CDT INC.
CONSOLIDATED BALANCE SHEETS

	March 25,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$602,530	$254,151
Receivables	230,503	217,908
Inventories, net	191,722	202,248
Deferred income taxes	34,632	34,664
Other current assets	12,017	10,465

Total current assets	1,071,404	719,436
Property, plant and equipment, less accumulated depreciation	267,613	272,285
Goodwill	275,554	275,134
Intangible assets, less accumulated amortization	70,424	70,964
Other long-lived assets	28,555	18,149

	$1,713,550	$1,355,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$214,422	$200,008
Current maturities of long-term debt	—	62,000

Total current liabilities	214,422	262,008
Long-term debt	460,000	110,000
Postretirement benefits other than pensions	43,539	43,397
Deferred income taxes	66,188	71,399
Other long-term liabilities	26,074	25,263
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	623,651	591,416
Retained earnings	370,503	348,069
Accumulated other comprehensive income	20,083	15,013
Treasury stock	(111,413)	(111,100)

Total stockholders’ equity	903,327	843,901

	$1,713,550	$1,355,968

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN CDT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In thousands, except per share amounts)

Revenues	$336,703	$321,905
Cost of sales	(246,014)	(248,490)

Gross profit	90,689	73,415
Selling, general and administrative expenses	(52,049)	(46,459)
Asset impairment	(1,392)	—

Operating income	37,248	26,956
Interest expense	(2,526)	(3,792)
Interest income	2,743	995
Other expense	(2,016)	(217)

Income from continuing operations before taxes	35,449	23,942
Income tax expense	(13,435)	(9,002)

Income from continuing operations	22,014	14,940
Loss from discontinued operations, net of tax	—	(1,330)
Loss on disposal of discontinued operations, net of tax	—	(4,298)

Net income	$22,014	$9,312

Weighted average number of common shares and equivalents:
Basic	44,465	42,550
Diluted	51,689	49,307

Basic income (loss) per share:
Continuing operations	$0.50	$0.35
Discontinued operations	—	(0.03)
Disposal of discontinued operations	—	(0.10)
Net income	0.50	0.22

Diluted income (loss) per share:
Continuing operations	$0.44	$0.32
Discontinued operations	—	(0.03)
Disposal of discontinued operations	—	(0.09)
Net income	0.44	0.20

Dividends declared per share	$0.05	$0.05

Reconciliation between net income and comprehensive income:
Net income	$22,014	$9,312
Adjustments to translation component of equity	5,070	5,346

Comprehensive income	$27,084	$14,658

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN CDT INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 25, 2007	March 26, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$22,014	$9,312
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,541	12,368
Share-based compensation	1,760	1,210
Provision for excess and obsolete inventories	2,786	974
Asset impairment	1,392	—
Loss on disposal of tangible assets	74	6,140
Pension funding in excess of pension expense	(2,005)	(14,639)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes:
Receivables	(11,928)	(23,727)
Inventories	8,129	(17,223)
Accounts payable and accrued liabilities	13,964	9,874
Other assets and liabilities, net	(5,112)	4,685

Net cash provided by (used for) operating activities	39,615	(11,026)

Cash flows from investing activities:
Proceeds from disposal of tangible assets	6,911	27,856
Capital expenditures	(11,415)	(3,074)

Net cash provided by (used for) investing activities	(4,504)	24,782

Cash flows from financing activities:
Proceeds received under borrowing arrangements	475,000	—
Proceeds from exercise of stock options	24,584	6,918
Excess tax benefits related to share-based compensation	5,370	966
Payments under borrowing arrangements	(187,000)	—
Debt issuance costs	(9,524)	(1,063)
Cash dividends paid	(2,264)	(2,135)

Net cash provided by financing activities	306,166	4,686

Effect of foreign currency exchange rate changes on cash and cash equivalents	7,102	136

Increase in cash and cash equivalents	348,379	18,578
Cash and cash equivalents, beginning of period	254,151	134,638

Cash and cash equivalents, end of period	$602,530	$153,216

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN CDT INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
THREE MONTHS ENDED MARCH 25, 2007 AND MARCH 26, 2006
(Unaudited)

								Accumulated Other
								Comprehensive
							Unearned	Income (Loss)
							Deferred	Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Compensation	Component	OPEB
	Shares	Amount	Capital	Earnings	Shares	Amount	(UDC)	of Equity	Adjustments	Total
	(In thousands)

Balance at December 31, 2005	50,346	$503	$540,430	$290,870	(8,010)	$(111,078)	$(336)	$11,648	$(18,529)	$713,508

Net income				9,312						9,312
Foreign currency translation								5,346		5,346

Comprehensive income										14,658
Exercise of stock options			6,918		359					6,918
Share-based compensation			2,169		3					2,169
Forfeiture of stock by incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation					(15)	(384)				(384)
Adoption of SFAS No. 123(R)			(336)				336			—
Cash dividends ($.05 per share)				(2,135)						(2,135)

Balance at March 26, 2006	50,346	$503	$549,181	$298,047	(7,663)	$(111,462)	$—	$16,994	$(18,529)	$734,734

Balance at December 31, 2006	50,335	$503	$591,416	$348,069	(6,184)	$(111,100)	$—	$44,841	$(29,828)	$843,901
Net income				22,014						22,014
Foreign currency translation								5,070		5,070

Comprehensive income										27,084
Exercise of stock options			24,584		810					24,584
Share-based compensation			7,651							7,651
Forfeiture of stock by incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation					(6)	(313)				(313)
Adoption of FIN No. 48				2,684						2,684
Cash dividends ($.05 per share)				(2,264)						(2,264)

Balance at March 25, 2007	50,335	$503	$623,651	$370,503	(5,380)	$(111,413)	$—	$49,911	$(29,828)	$903,327

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
The accompanying Consolidated Financial Statements presented as of any date other than December 31, 2006:
•	Are prepared from the books and records without audit, and

•	Are prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States for complete statements, but

•	Include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements.
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end. The first quarters of 2007 and 2006 include 84 and 85 calendar days, respectively.
Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable. We accrue environmental remediation costs, on an undiscounted basis, based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. These lawsuits primarily involve claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a materially adverse effect on our financial position, results of operations or cash flow.
At March 25, 2007, we were party to unused bank guaranties, unused standby letters of credit, and surety bonds totaling $8.7 million, $7.2 million, and $3.9 million, respectively.

Current-Year Adoption of Accounting Pronouncements
On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation required us to develop a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additional information regarding the adoption of FIN No. 48 is included in Note 9 to these Consolidated Financial Statements.
Pending Adoption of Recent Accounting Pronouncements
In January 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value in an effort to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will become effective for us on January 1, 2008. We are currently in the process of evaluating the impact that use of the fair value measurement option on our financial instruments and other applicable items would have on our operating results, cash flows and financial condition.
Note 2: Operating Segments
We conduct our operations through four reported operating segments—the Belden Americas segment, the Specialty Products segment, the Europe segment, and the Asia Pacific segment. In January 2007, we reassigned our metal enclosures, racks and accessories business headquartered in Washington, Pennsylvania from the Specialty Products segment to the Belden Americas segment. We restated 2006 amounts to reflect this change in segment composition.
Finance and administration costs reflected in the column entitled F&A in the tables below represent corporate headquarters operating and treasury expenses. Amounts reflected in the column entitled Eliminations in the tables below represent the eliminations of affiliate revenues and affiliate cost of sales.

	Belden	Specialty		Asia
	Americas	Products	Europe	Pacific	F&A	Eliminations	Total
	(In thousands)

Three Months Ended March 25, 2007
Total assets	$388,806	$213,079	$1,132,565	$28,728	$916,812	$(966,440)	$1,713,550
External customer revenues	186,298	56,653	81,948	11,804	—	—	336,703
Affiliate revenues	11,278	12,423	2,708	—	—	(26,409)	—
Operating income (loss)	34,308	10,315	3,802	1,527	(7,940)	(4,764)	37,248

Three Months Ended March 26, 2006
Total assets	$429,637	$227,540	$434,094	$25,437	$521,397	$(339,985)	$1,298,120
External customer revenues	178,395	57,689	73,012	12,809	—	—	321,905
Affiliate revenues	15,034	5,248	2,136	—	—	(22,418)	—
Operating income (loss)	31,378	6,557	(1,140)	1,453	(6,265)	(5,027)	26,956

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In thousands)
Operating income	$37,248	$26,956
Interest expense	(2,526)	(3,792)
Interest income	2,743	995
Other expense	(2,016)	(217)

Income from continuing operations before taxes	$35,449	$23,942

Note 3: Discontinued Operations
In the first quarter of 2006, we sold certain assets and liabilities of our telecommunications cable operation in Manchester, United Kingdom (Manchester) for approximately $27.9 million cash and terminated, without penalty, our supply agreement with British Telecom plc. We recognized a $4.3 million after-tax loss ($6.1 million pretax) on the disposal of this discontinued operation. During the same quarter, Manchester generated revenues of $27.6 million and incurred a $1.3 million after-tax loss ($1.9 million pretax) on operations that we recognized as a loss from discontinued operations on the Consolidated Statements of Operations.
Note 4: Income per Share
The following table presents the basis of the income per share computation:

	March 25,	March 26,
Three Months Ended	2007	2006
	(in thousands)

Numerator for basic income per share:
Income from continuing operations	$22,014	$14,940
Loss from discontinued operations	—	(1,330)
Loss on disposal of discontinued operations	—	(4,298)

Net income	$22,014	$9,312
Numerator for diluted income per share:
Income from continuing operations	$22,014	$14,940
Tax-effected interest expense on convertible subordinated debentures	678	678

Adjusted income from continuing operations	22,692	15,618
Loss from discontinued operations	—	(1,330)
Loss on disposal of discontinued operations	—	(4,298)

Adjusted net income	$22,692	$9,990
Denominator:
Denominator for basic income per share—weighted average shares	44,465	42,550
Effect of dilutive common stock equivalents	7,224	6,757

Denominator for diluted income per share—adjusted weighted average shares	51,689	49,307

Note 5: Inventories
The major classes of inventories were as follows:

	March 25,	December 31,
	2007	2006
	(In thousands)
Raw materials	$53,834	$54,542
Work-in-process	41,113	38,357
Finished goods	109,170	120,520
Perishable tooling and supplies	4,030	4,016

Gross inventories	208,147	217,435
Obsolescence and other reserves	(16,425)	(15,187)

Net inventories	$191,722	$202,248

Note 6: Long-Lived Assets
During the first quarter of 2007, we sold certain Belden Americas segment real estate and equipment in South Carolina and Vermont for $6.7 million cash. We recognized an aggregate $0.1 million loss on the disposals of these assets in the Belden Americas segment operating results.
During the first quarter of 2007, we identified certain tangible long-lived assets related to our plants in the Czech Republic and the Netherlands that were abandoned because of product portfolio management and product sourcing actions. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.4 million in the Europe segment operating results. The adjusted aggregate carrying amount of these assets is $0.1 million.
We recognized depreciation expense of $7.8 million and $9.0 million in the three-month periods ended March 25, 2007 and March 26, 2006, respectively. We also recognized depreciation cost of $2.7 million related to our discontinued Manchester, United Kingdom operation in loss from discontinued operations during the three months ended March 26, 2006.
We recognized amortization expense related to our intangible assets of $0.7 million and $0.7 million during the three-month periods ended March 25, 2007 and March 26, 2006, respectively.
Note 7: Restructuring Activities
North America Restructuring
In 2006, we announced our decision to restructure certain North American operations in an effort to increase our manufacturing presence in lower-labor-cost regions near our major markets, starting with the planned construction of a new plant in Mexico, the closures of plants in Kentucky, South Carolina, and Illinois, and the cessation of manufacturing at our facility in Quebec. We expect to incur restructuring costs totaling approximately $11.6 million related to these activities and to complete these activities by December 31, 2007. In the first quarter of 2007, we recognized severance costs totaling $0.9 million ($0.8 million in cost of sales and $0.1 million in selling, general, and administrative (SG&A) expenses) within the Belden Americas segment. To date, we have recognized severance costs totaling $9.6 million related to these activities.

Europe Restructuring
In 2005 and 2006, we announced various decisions to restructure certain European operations in an effort to reduce manufacturing floor space and overhead, starting with the closures of a plant in Sweden and sales offices in the United Kingdom and Germany, as well as product portfolio actions in the Czech Republic and the Netherlands. In the first quarter of 2007, we recognized severance costs totaling $0.1 million in cost of sales within the Europe segment. To date, we have recognized severance costs totaling $16.0 million and do not anticipate recognizing additional restructuring costs related to these activities. We expect to complete these activities by December 31, 2007.
Reduction in Force
In 2006, we targeted certain positions throughout the organization for elimination in an effort to reduce production, selling, and administrative costs. We expect to incur severance costs totaling approximately $3.9 million related to these activities and to complete these activities by December 31, 2007. In the first quarter of 2007, we recognized severance costs totaling $0.2 million ($0.1 million in cost of sales and $0.1 million in SG&A expenses) within the Specialty Products segment. To date, we have recognized severance costs totaling $3.7 million related to these activities.
The following table sets forth restructuring activity that occurred during the three months ended March 25, 2007:

	North America		Europe		Reduction in Force
	Restructuring		Restructuring		Restructuring
	Accrual	Employee	Accrual	Employee	Accrual	Employee
	Activity	Count	Activity	Count	Activity	Count
	(In thousands, except number of employees)
Balance at December 31, 2006	$7,565	269	$4,482	53	$3,373	115
New charges:
One-time termination benefits	258	17	—	—	214	—
Ongoing termination benefits	612	—	77	6	—	—
Cash payments / employee terminations	(188)	(2)	(832)	(8)	(1,387)	(31)
Foreign currency translation	(82)	—	42	—	1	—
Other adjustments	—	—	—	—	(16)	—

Balance at March 25, 2007	$8,165	284	$3,769	51	$2,185	84

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.

Note 8: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
On March 16, 2007, we completed a private offering of $350.0 million aggregate principal amount of 7.00% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank senior to our convertible subordinated debentures, rank equal in right of payment with any of our future senior subordinated debt, and will be subordinated to all of our and the subsidiary guarantors’ senior debt, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15. We have entered into a registration rights agreement to use commercially reasonable efforts to complete an exchange offer under the Securities Act of 1933 within 240 days of closing or the annual interest rate will increase by increments of .25% up to an aggregate of 1.00%.
Senior Secured Credit Facility
On February 16, 2007, we amended our existing senior secured credit agreement, increasing the commitment under our senior secured credit facility from $165.0 million to $225.0 million and revising certain restrictive covenants governing affiliate indebtedness and asset sales. The facility is secured by our overall cash flow and certain of our assets in the United States. The amended agreement contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. At March 25, 2007, there were no outstanding borrowings under the facility, we had $217.8 million in available borrowing capacity, and we were in compliance with the covenants required by the amended agreement.
Convertible Subordinated Debentures
At March 25, 2007, we had outstanding $110.0 million aggregate principal amount of unsecured 4.00% convertible subordinated debentures due 2023. The debentures are convertible into approximately 6.2 million shares of common stock, at a conversion price of $17.859 per share, upon the occurrence of certain events. Holders may surrender their debentures for conversion into shares of common stock upon satisfaction of any of the conditions listed in Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At March 25, 2007, one of these conditions—the closing sale price of our common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender—had been satisfied. To date, no holders of the debentures have surrendered their debentures for conversion into shares of our common stock. The 6.2 million shares of common stock that would be issued if the debentures were converted are included in our calculation of diluted income per share for the three months ended March 25, 2007. Additional information regarding these debentures is included in Note 11 to these Consolidated Financial Statements.
Medium-Term Notes
On February 16, 2007, we redeemed our medium-term notes in the aggregate principal amount of $62.0 million. In connection therewith, we paid a make-whole premium of approximately $2.0 million which was recognized as other expense in the Consolidated Statement of Operations. The redemption was made with cash on hand.

Note 9: Income Taxes
Tax expense of $13.4 million for the three months ended March 25, 2007 resulted from income from continuing operations before taxes of $35.4 million. The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three months ended March 25, 2007 are analyzed below:

Three Months Ended March 25, 2007	Amount	Rate
	(in thousands, except rate data)
Provision at statutory rate	$12,407	35.00%
State income taxes	1,003	2.83%
Change in valuation allowance	393	1.11%
Foreign tax rate variances and other, net	(368)	(1.04)%

Total tax expense	$13,435	37.90%

As a result of our adoption of FIN No. 48 on January 1, 2007, we recognized a $2.7 million decrease to reserves for uncertain tax positions. We accounted for this decrease as an adjustment to our beginning balance of retained earnings on the Consolidated Balance Sheet. Including this cumulative-effect decrease, we have approximately $4.2 million of total unrecognized tax benefits at the beginning of 2007. All of the unrecognized tax benefits would affect our effective tax rate if recognized. It is reasonably possible that the unrecognized tax benefits related to various federal, state, and international tax issues could decrease by up to $1.4 million within the next 12 months because of the expiration of several statutes of limitation.
Our federal income tax returns for the tax years 2003 and beyond remain subject to examination by the Internal Revenue Service. Our state income tax returns for the tax years 2002 and beyond remain subject to examination by various state taxing authorities. Our foreign income tax returns for the tax years 2000 and beyond remain subject to examination by various foreign taxing authorities.
Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, we have approximately $0.5 million of accrued interest related to uncertain tax positions.
Note 10: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for the plans:

			Other Postretirement
	Pension Obligations		Obligations
	March 25,	March 26,	March 25,	March 26,
Three Months Ended	2007	2006	2007	2006
	(In thousands)

Service cost	$1,494	$1,729	$167	$174
Interest cost	2,429	2,197	586	603
Expected return on plan assets	(3,119)	(2,547)	—	—
Amortization of prior service cost	4	(10)	(27)	(27)
Net loss recognition	483	600	153	187

Net periodic benefit cost	$1,291	$1,969	$879	$937

Note 11: Subsequent Events
On March 26, 2007, we completed the acquisition of Germany-based Hirschmann Automation and Control GmbH (HAC) for approximately $260.0 million cash. HAC is a leading supplier of Industrial Ethernet solutions and industrial connectors and had annual revenues of approximately $250.0 million in 2006.
On March 27, 2007, we completed the acquisition of Hong Kong-based LTK Wiring Co. Ltd. (LTK) for approximately $195.0 million cash. LTK is a leading supplier of electronic cable for the China market and had annual revenues of approximately $220.0 million in 2006.
On March 28, 2007, we announced the pending acquisition of Germany-based Lumberg Automation Components GmbH (LAC) for approximately $115.0 million cash. LAC is a leading supplier of industrial connectors and had annual revenues of approximately $75.0 million in 2006. We completed this acquisition on April 30, 2007 with a combination of cash on hand and cash from external borrowings.
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.00% convertible subordinated debentures due 2023 for $110.0 million aggregate principal outstanding of existing 4.00% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay cash up to the principal amount and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The existing debentures were convertible only into shares of our common stock. The change to cash settlement of conversions will facilitate our use of the treasury stock method of accounting for the shares issuable upon conversion of the debentures. We incurred costs of approximately $1.0 million in the second quarter of 2007 in connection with the exchange.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We design, manufacture, and market signal transmission products for data networking and a wide range of specialty electronics markets including entertainment, industrial, security, and aerospace applications.
We consider revenue growth, operating margin, cash flows, and working capital management metrics to be our key operating performance indicators.
Trends and Events
The following trends and events arising during 2007 have had varying and significant effects on our financial condition, results of operations and cash flows during the current year.
Capitalization
On February 16, 2007, we entered into an amendment to our existing senior secured credit agreement, which increased the commitment under our senior secured credit facility from $165.0 million to $225.0 million and amended certain restrictive covenants governing affiliate indebtedness and asset sales.
On February 16, 2007, we also redeemed our medium-term notes in the aggregate principal amount of $62.0 million and, in connection therewith, we paid a make-whole premium of approximately $2.0 million. The redemption was made with cash on hand.

On March 16, 2007, we completed a private offering of $350.0 million aggregate principal amount of 7.00% senior subordinated notes due 2017.
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.00% convertible subordinated debentures due 2023 for $110.0 million aggregate principal outstanding of existing 4.00% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay cash up to the principal amount and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The existing debentures were convertible only into shares of our common stock.
Acquisitions
On March 26, 2007, we completed the acquisition of Germany-based Hirschmann Automation and Control GmbH (HAC). HAC is a leading supplier of Industrial Ethernet solutions and industrial connectors and had annual revenues of approximately $250.0 million in 2006.
On March 27, 2007, we completed the acquisition of Hong Kong-based LTK Wiring Co. Ltd. (LTK). LTK is a leading supplier of electronic cable for the China market and had annual revenues of approximately $220.0 million in 2006.
On March 28, 2007, we announced the pending acquisition of Germany-based Lumberg Automation Components GmbH (LAC). LAC is a leading supplier of industrial connectors and had annual revenues of approximately $75.0 million in 2006. We completed this acquisition on April 30, 2007.
Restructuring Activities
We implemented restructuring actions during 2005—2006 in both Europe and North America and initiated worldwide position eliminations in 2006. In Europe, we exited the United Kingdom communications cable market, ceased the manufacture of certain products in Hungary, the Czech Republic, and the Netherlands, and sold both our discontinued communications cable operation in Manchester, United Kingdom (Manchester) and a plant in Sweden in an effort to reduce manufacturing floor space and overhead and to streamline administrative processes. In North America, we announced the construction of a new plant in Mexico, sold one plant in South Carolina, announced the pending closures of plants in Kentucky and Illinois, and announced the cessation of manufacturing at a plant in Canada in an effort to increase our manufacturing presence in low-cost regions near our major markets. We have initiated worldwide position eliminations in an effort to streamline production support, sales, and administrative operations. As a result of these actions, we recognized asset impairment, severance costs, adjusted depreciation costs, and a loss on the disposal of certain assets in the first quarter of 2007 totaling $1.4 million, $1.2 million, $0.8 million, and $0.2 million, respectively. We may recognize additional severance and adjusted depreciation costs during 2007. We may also recognize additional asset impairment expenses or gains (losses) on the disposal of assets during the restructuring periods.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At March 25, 2007, the total unrecognized compensation cost related to all nonvested awards was $21.9 million. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Current-Year Adoption of Recent Accounting Pronouncements
Discussion regarding our adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is included in Note 1 and Note 9 to the Consolidated Financial Statements.
Pending Adoption of Recent Accounting Pronouncements
Discussion regarding our pending adoption of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the three months ended March 25, 2007:
•	We did not change any of our existing critical accounting policies;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed, except for the required adoption of FIN No. 48 effective January 1, 2007.
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) the exercise of stock options, (4) cash used for business acquisitions, capital expenditures, and dividends, and (5) the adequacy of our available credit facilities and other borrowing arrangements. We believe the sources listed above are sufficient to fund the current requirements of working capital, to fund our acquisition of LAC, to make scheduled contributions for our retirement plans, to fund quarterly dividend payments, and to support our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.

The following table is derived from our Consolidated Cash Flow Statements:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In thousands)
Net cash provided by (used for):
Operating activities	$39,615	$(11,026)
Investing activities	(4,504)	24,782
Financing activities	306,166	4,686
Effects of currency exchange rate changes on cash and cash equivalents	7,102	136

Increase in cash and cash equivalents	348,379	18,578
Cash and cash equivalents, beginning of period	254,151	134,638

Cash and cash equivalents, end of period	$602,530	$153,216

Net cash provided by operating activities, a key source of our liquidity, increased by $50.6 million in the first quarter of 2007 as compared to the first quarter of 2006 primarily because of a favorable change in operating assets and liabilities totaling $31.4 million, net income growth totaling $12.7 million, and a $12.6 million decrease in the amount by which pension funding exceeded pension expense. This operating cash flow comparison was negatively impacted by a decrease in non-cash charges totaling $6.1 million.
Cash flow related to changes in inventory on-hand increased from a $17.2 million use of cash in the first quarter of 2006 to an $8.1 million source of cash in the first quarter of 2007. We achieved this favorable result because certain of our businesses outperformed our strategic objective to improve inventory turns by a least one full turn each year beginning in 2006. Inventory turns (defined as annualized cost of sales for the quarter divided by inventories) increased from 3.80 at March 26, 2006 to 5.13 at March 25, 2007. Cash flow related to changes in outstanding receivables improved from a $23.7 million use of cash in the first three months of 2006 to an $11.9 million use of cash in the first quarter of 2007. Receivables increased by a larger amount during the first three months of 2006 than they did during the first quarter of 2007. This positive impact on cash flow related to outstanding receivables was partially offset by a longer customer payment cycle. Days sales outstanding in receivables (defined as receivables divided by average daily revenues recognized during the period) increased from 56.3 at March 26, 2006 to 57.5 at March 25, 2007. Cash flow related to changes in outstanding accounts payable and accrued liabilities improved from a $9.9 million source of cash in the first quarter of 2006 to a $14.0 million source of cash in the first quarter of 2007. Accounts payable increased by a larger amount during the first three months of 2007 than they did during the first three months of 2006 because of the higher costs of raw materials and a longer payment cycle. Days payables outstanding (defined as accounts payable and accrued liabilities divided by the average daily cost of sales and selling, general and administrative expenses recognized during the period) increased from 59.7 at March 26, 2006 to 60.4 at March 25, 2007 for these same reason.

Net cash used for investing activities totaled $4.5 million in the first quarter of 2007 as compared to net cash provided by investing activities of $24.8 million in the first quarter of 2006. This decline in the cash flow impact of investing activities resulted from a $20.9 million decrease in proceeds generated from the disposal of tangible assets in the first quarter of 2007 as compared to the first quarter of 2006 and an $8.3 million increase in capital expenditures in the first quarter of 2007 as compared to the first quarter of 2006. In the first quarter of 2007, we received proceeds totaling $6.9 million related primarily to the sales of our plants in South Carolina and Vermont. In the first quarter of 2006, we received proceeds totaling $27.9 million related primarily to the sale of Manchester. In the first quarter of 2007, we used $11.4 million to purchase capital equipment, primarily for our new plant in Mexico. In the first quarter of 2006, we used $3.1 million to purchase capital equipment.
On March 26, 2007 and March 27, 2007, respectively, we completed the acquisitions of HAC for approximately $260.0 million in cash and LTK for approximately $195.0 million in cash. These acquisitions were funded with available cash and cash obtained through external borrowings. On April 30, 2007, we completed the acquisition of LAC for approximately $115.0 million cash. This acquisition was also funded with available cash and cash obtained through external borrowings. Any other acquisitions consummated in 2007 will be funded with available cash, internally-generated funds, and cash obtained through external borrowings.
Planned capital expenditures for 2007 are approximately $60.0 million, which includes the construction of new plants in Mexico and China. We anticipate that these capital expenditures will be funded with available cash, internally-generated funds, and cash obtained through external borrowings. We have the ability to revise and reschedule the anticipated capital expenditure program should our financial position require it.
Net cash provided by financing activities in the first quarter of 2007 totaled $306.2 million as compared to $4.7 million in the first quarter of 2006. This improvement in the cash flow impact of financing activities primarily resulted from a $288.0 million increase in net funds provided under borrowing arrangements, a $17.7 million increase in proceeds received from the exercise of stock options, and a $4.4 million increase in excess tax benefits recognized on share-based payments. The positive impact that the net borrowings, the exercise of stock options, and the recognition of excess tax benefits on share-based payments had on the financing cash flows comparison was partially offset by debt issuance costs paid in the first quarter of 2007 that exceeded debt issuance costs paid in the first quarter of 2006 by $8.5 million. In the first quarter of 2007, we completed a private offering of $350.0 million aggregate principal amount of 7.00% senior subordinated notes due 2017, redeemed medium-term notes in the aggregate principal amount of $62.0 million, and both borrowed and repaid $125.0 million under our senior secured credit facility. There was no activity under borrowing arrangements in the first quarter of 2006. We received approximately $24.6 million and $6.9 million in proceeds during the first quarters of 2007 and 2006, respectively, from the exercise of stock options granted under our share-based compensation plans. An increase in our average stock price from $25.95 per share in the first quarter of 2006 to $46.25 per share in the first quarter of 2007 triggered an increase in the number of stock option exercises initiated. We recognized excess tax benefits on share-based payments totaling $5.4 million and $1.0 million in the first quarters of 2007 and 2006, respectively. In the first quarter of 2007, we paid debt issuance costs of $9.5 million related to the senior subordinated notes. In the first quarter of 2006, we paid debt issuance costs of $1.0 million related to the senior secured credit facility.
Our outstanding debt obligations as of March 25, 2007 consisted of $350.0 million aggregate principal of 7.00% senior subordinated notes due 2017 and $110.0 million aggregate principal of 4.00% convertible subordinated debentures due 2023. On February 16, 2007, we redeemed medium-term notes in the aggregate principal amount of $62.0 million and, in connection therewith, we paid a make-whole premium of approximately $2.0 million. The redemption was made with cash on hand.

On February 16, 2007, we entered into an amendment to our existing senior secured credit agreement, which increased the commitment under our senior secured credit facility from $165.0 million to $225.0 million and amended certain restrictive covenants governing affiliate indebtedness and asset sales. The agreement for our revolving credit facility contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum leverage ratio, maintenance of a fixed charge coverage ratio, and minimum net worth.
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.00% convertible subordinated debentures due 2023 for $110.0 million aggregate principal outstanding of existing 4.00% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay cash up to the principal amount and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The existing debentures were convertible only into shares of our common stock.
Additional discussion regarding our various borrowing arrangements is included in Notes 8 and 11 to the Consolidated Financial Statements.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%
	March 25, 2007	March 26, 2006	Change
	(in thousands, except percentages)
Revenues	$336,703	$321,905	4.6%
Gross profit	90,689	73,415	23.5%
Operating income	37,248	26,956	38.2%
Income from continuing operations before taxes	35,449	23,942	48.1%
Income from continuing operations	22,014	14,940	47.3%
We generated revenues in the first quarter of 2007 that exceeded revenues generated in the first quarter of 2006 because of increased selling prices, favorable product mix, and favorable foreign currency translation on international revenues partially offset by decreased unit sales. Price improvement resulted primarily from the impact of sales price increases we implemented during 2006 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks. The price of copper, our primary raw material, increased from $2.41 per pound at March 26, 2006 to $3.07 per pound at March 25, 2007. Sales price increases contributed approximately 13.0 percentage points of the revenue increase. Favorable currency translation contributed 1.6 percentage points of revenue increase in 2006. Lower unit sales partially offset the impact that prices, mix, and currency translation had on the revenue comparison by 10.0 percentage points. Lower unit sales of products with communications/networking (CN) applications were partially offset by increased unit sales of products with video/sound/security (VSS), transportation/defense (TD) and industrial applications. Unit sales of products with CN applications declined from the first quarter of 2006 as a result of our product portfolio management actions. Unit sales of products with VSS, TD and industrial applications improved during the first quarter of 2007 because of increased demand from customers in the broadcast and aerospace industries and industrial distributors.

Gross profit increased in the first quarter of 2007 from the comparable quarter in 2006 primarily for the following reasons.
•	We increased prices and deemphasized certain lower-margin products as part of our product portfolio management initiative.

•	We closed plants in South Carolina and Sweden and reduced production at plants in Kentucky, Illinois, and Canada in late 2006 as part of our regional manufacturing strategic initiative.

•	We reduced variable production costs incurred in the first quarter of 2007 as compared to the first quarter of 2006 because of decreased unit sales.

•	We sold scrap in the first quarter of 2007 that exceeded scrap sold in the first quarter of 2006 by $0.8 million because of increased copper costs.

•	We recognized adjusted depreciation costs in the first quarter of 2006 that exceeded those recognized in the first quarter of 2007 by $0.5 million. Adjusted depreciation costs recognized in the first quarter of 2006 related to European restructuring actions. Adjusted depreciation costs recognized in the first quarter of 2007 related to North American restructuring actions.
The positive impact that the factors listed above had on the gross profit comparison were partially offset by the following factors.
•	We paid higher prices for copper and certain other raw materials in the first quarter of 2007 than we did in the first quarter of 2006.

•	We recognized excess and obsolete inventory charges in the first quarter of 2007 that exceeded those recognized in the first quarter of 2006 by $1.8 million. The increase in excess and obsolete inventory charges resulted primarily from a second quarter 2006 change in the parameters we used to identify such inventories.

•	We recognized severance costs in the first quarter of 2007 that exceeded severance costs recognized in the first quarter of 2006 by $0.8 million. Severance costs recognized in the first quarter of 2007 related to both European and North American restructuring actions and worldwide position eliminations. Severance costs recognized in the first quarter of 2006 related only to European restructuring actions.
Selling, general and administrative (SG&A) expenses increased in the first quarter of 2007 from the comparable quarter in 2006 primarily for the following reasons.
•	We recognized salaries, wages, and associated fringe benefits costs in the first quarter of 2007 that exceeded those recognized in the first quarter of 2006 by $4.0 million. This increase represented additional expense recognized in the first quarter of 2007 related to annual incentive plan compensation and additional sales and marketing headcount in 2007 as compared to 2006.

•	We recognized share-based compensation costs in the first quarter of 2007 that exceeded those recognized in the first quarter of 2006 by $0.6 million primarily because of additional grants made in 2007.

•	We recognized rental and lease costs in the first quarter of 2007 that exceeded those recognized in the first quarter of 2006 by $0.7 million. This increase represented the lease costs associated with a new warehouse and office in Sweden and outsourced logistics in the Netherlands.
The negative impact that the factors listed above had on the SG&A expense comparison were partially offset by severance costs in the first quarter of 2006 that exceeded severance costs recognized in the first quarter of 2007 by $0.7 million. Severance costs recognized in the first quarter of 2006 related to European restructuring actions. Severance costs recognized in the first quarter of 2007 related to North American restructuring actions and worldwide position eliminations.

Operating income increased in the first quarter of 2007 from the comparable quarter in 2006 because of the favorable gross profit comparison partially offset by the unfavorable SG&A expenses comparison and asset impairment charges recognized in the first quarter of 2007 totaling $1.4 million related to product portfolio management actions in Europe. We did not recognize any asset impairment charges in the first quarter of 2006.
Income from continuing operations before taxes increased in the first quarter of 2007 from the comparable quarter in 2006 because of higher operating income partially offset by a make-whole premium charge of $2.0 million recognized in the first quarter of 2007 related to the early redemption within that quarter of $62.0 million aggregate principal of medium-term notes.
Income from continuing operations increased in the first quarter of 2007 from the comparable quarter in 2006 because of higher pretax income partially offset by higher income tax expense.
Belden Americas Segment

	Three Months Ended		%
	March 25, 2007	March 26, 2006	Change
	(in thousands, except percentages)

Total revenues	$197,576	$193,429	2.1%
Operating income	34,308	31,378	9.3%
as a percent of total revenues	17.4%	16.2%
Belden Americas total revenues, which includes affiliate revenues, increased in the first quarter of 2007 from the comparable quarter in 2006 primarily because of increased selling prices partially offset by decreased unit sales volume and unfavorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of price increases we implemented during 2006 in response to increased raw materials costs. Decreased unit sales volume resulted from our product portfolio management actions. Operating income increased in the first quarter of 2007 from the comparable quarter in 2006 primarily because of improved factory utilization and cost reductions that resulted from restructuring actions, including the closure of a plant in South Carolina and reduced production at plants in Kentucky, Illinois, and Canada. These positive factors affecting the operating income comparison were partially offset primarily by rising copper and certain other raw materials costs, severance costs recognized in the first quarter of 2007 that exceeded those recognized in the first quarter of 2006 by $1.2 million and additional expense of $0.9 million recognized in the first quarter of 2007 related to annual incentive plan compensation.
Specialty Products Segment

	Three Months Ended		%
	March 25, 2007	March 26, 2006	Change
	(in thousands, except percentages)

Total revenues	$69,076	$62,937	9.8%
Operating income	10,315	6,557	57.3%
as a percent of total revenues	14.9%	10.4%

Specialty Products total revenues, which include affiliate revenues, increased in the first quarter of 2007 from the comparable quarter in 2006 primarily because of increased selling prices and favorable product mix partially offset by decreased unit sales volume. Price improvement resulted primarily from the impact of price increases we implemented during 2006 in response to increased raw materials costs. Decreased unit sales volume resulted from our product portfolio management actions. Although unit sales volume decreased from the first quarter of 2006 to the first quarter of 2007, gross margins improved as a result of these product portfolio management actions. Operating income increased in the first quarter of 2007 from the comparable quarter in 2006 primarily because of improved revenues and the cost impact of fewer networking products sales representatives partially offset by rising raw material costs.
Europe Segment

	Three Months Ended		%
	March 25, 2007	March 26, 2006	Change
	(in thousands, except percentages)

Total revenues	$84,656	$75,148	12.7%
Operating income (loss)	3,802	(1,140)	433.5%
as a percent of total revenues	4.5%	-1.5%
Europe total revenues, which include affiliate revenues, increased in the first quarter of 2007 from the comparable quarter in 2006 primarily because of increased selling prices, favorable product mix, and favorable foreign currency translation partially offset by decreased unit sales volume. Price improvement resulted primarily from the impact of price increases we implemented during 2006 in response to increased raw materials costs. Decreased unit sales volume resulted from our product portfolio management actions. Although unit sales volume decreased from the first quarter of 2006 to the first quarter of 2007, gross margins improved as a result of both product portfolio management and cost reduction actions. Europe operating results improved from an operating loss in the first quarter of 2006 to operating income in the first quarter of 2007 primarily because of improved revenues, improved factory utilization and cost reductions that resulted from restructuring actions, including the 2006 closure of a plant in Sweden and decreased production in the Netherlands, and severance costs recognized in the first quarter of 2006 that exceeded those recognized in the first quarter of 2007 by $1.1 million. These positive factors affecting the operating results comparison were partially offset by rising raw materials costs, nonrecurring asset impairment costs totaling $1.4 million recognized in the current quarter related to abandoned assets in the Czech Republic and the Netherlands, rental and lease costs recognized in the first quarter of 2007, primarily for a new warehouse and office in Sweden and outsourced logistics in the Netherlands, which exceeded those recognized in the first quarter of 2006 by $0.6 million and recruiting costs recognized in the first quarter of 2007, primarily for searches for new sales associates, which exceeded those recognized in the first quarter of 2006 by $0.5 million. In 2006, we recognized severance costs totaling $1.2 million related primarily to the restructuring actions throughout the segment. In 2007, we recognized severance costs totaling $0.1 million related primarily to one restructuring action in the Czech Republic.

Asia Pacific Segment

	Three Months Ended		%
	March 25, 2007	March 26, 2006	Change
	(in thousands, except percentages)

Total revenues	$11,804	$12,809	-7.8%
Operating income	1,527	1,453	5.1%
as a percent of total revenues	12.9%	11.3%
Asia Pacific total revenues decreased in the first quarter of 2007 from the first quarter of 2006 primarily because of decreased unit sales volume partially offset by increased selling prices and favorable currency translation on international revenues. The significant overhaul and expansion of our commercial resources in the region, as well as new channel partner selection in China, is primarily responsible for the current-quarter reduction in unit sales volume. Price increases were implemented during 2006 in response to rising raw material costs. Operating income increased during the first quarter of 2007 from the first quarter of 2006 primarily because of favorable product mix resulting from product portfolio management actions. These positive factors were partially offset by salaries, wages, and associated benefits recognized in the first quarter of 2007 that exceeded those recognized in the first quarter of 2006 by $0.6 million primarily because of increased sales personnel in the segment.
Discontinued Operations
We recognized a $4.3 million after-tax loss ($6.1 million pretax) on the disposal of discontinued operations during the first quarter of 2006 related to the sale of Manchester. During the same quarter, Manchester generated revenues of $27.6 million and incurred a $1.3 million after-tax loss ($1.9 million pretax) on operations that we recognized as a loss from discontinued operations on the Consolidated Statements of Operations.
Outlook
The recently completed acquisitions of HAC, LTK, and LAC are expected to add significantly to our 2007 revenue. Full-year revenue for HAC, LTK, and LAC in 2006 was approximately $250.0 million, $220.0 million, and $75.0 million, respectively. Each of these businesses is expected to grow faster than our core business.
Progress made in 2006 and the first quarter of 2007 with many of our strategic initiatives, including product portfolio management and regional manufacturing, together with the expected faster growth rate of the acquisitions, positions us to profitably grow the business 5 to 7 percent over the medium term, excluding the effects of material prices and currency exchange rates. Including the additional revenue from the completed HAC, LTK, and LAC acquisitions, our outlook for 2007 consolidated revenues is slightly above $2.0 billion.
Our outlook for operating profit in 2007 is in the range of 11.0% to 12.0% of revenues, inclusively, for the whole portfolio. With the acquisitions, we have made some changes to our capital structure. We expect gross interest expense to total $22.5 million for the remaining three quarters of 2007 because of these changes. We expect our effective tax rate to be approximately 37.0% in 2007. We expect earnings per diluted share to be between $2.50 and $2.70 for the year, excluding any future charges for severance and asset impairment that may result from restructuring actions already announced.

Forward-Looking Statements
Statements in this report, including those noted in the “Outlook” section, other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and assumptions. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Some of the factors that may cause actual results to differ from our expectations include:
•	Demand and acceptance of our products by customers and end users;

•	Changes in the cost and availability of raw materials (specifically, copper, commodities derived from petrochemical feedstocks, and other materials);

•	The degree to which we will be able to respond to raw materials cost fluctuations through the pricing of our products;

•	Our ability to rationalize successfully production capacity as we reduce working capital;

•	Our ability to implement successfully our announced restructuring plans (for which we may incur additional costs);

•	Our ability to integrate successfully the acquired businesses ; and

•	Other factors noted in this report and our other Securities Exchange Act of 1934 filings.
For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise, or to continue the practice of providing earnings guidance such as that found under the “Outlook” section.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 provides more information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2006.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations in which the claimant alleges injury from exposure to heat-resistant asbestos fiber, generally contained in a small number of products manufactured by our predecessors. These proceedings include personal injury cases (about 152 of which we were aware at April 30, 2007) in which we are one of many defendants, 33 of which are scheduled for trial for 2007. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. Through April 30, 2007, we have been dismissed (or reached agreement to be dismissed) in approximately 187 similar cases without any going to trial, and with only 12 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6: Exhibits

Exhibits

Exhibit 10.1	Form 8-K filed February 8, 2007 — Wachovia Bank commitment letter for senior secured term loan of up to $125 million and a senior secured revolving credit facility of up to $200 million

Exhibit 10.2	Form 8-K filed February 22, 2007 — First Amendment to Credit Agreement and Waiver to January 2006 Credit Agreement

Exhibit 10.3	Form 8-K filed March 19, 2007 — Offering and Sale of $350 Million Senior Subordinated Notes Due 2017

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN CDT INC.
Date: May 4, 2007	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: May 4, 2007	By:	/s/ Gray G. Benoist
Gray G. Benoist
Vice President, Finance and Chief Financial Officer

Date: May 4, 2007	By:	/s/ John S. Norman
John S. Norman
Controller and Chief Accounting Officer