Form 10-Q
period 2007-06-24
BELDEN INC.
filed 2007-08-03
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2007
Commission File No. 001-12561

BELDEN INC.
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
The registrant is a large accelerated filer and is not a shell company.
Following is the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007

Common Stock, $0.01 Par Value	45,134,071

Exhibit Index on Page 25

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 4: Controls and Procedures
PART II OTHER INFORMATION
Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 4: Submission of Matters to a Vote of Security Holders
Item 6: Exhibits
Executive Employment Agreement with John Norman
Executive Employment Agreement with Richard Kirschner
Executive Employment Agreement with Denis Suggs
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	June 24,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,096	$254,151
Receivables	401,629	217,908
Inventories, net	269,740	202,248
Deferred income taxes	40,557	34,664
Other current assets	17,719	10,465

Total current assets	819,741	719,436
Property, plant and equipment, less accumulated depreciation	386,950	272,285
Goodwill	619,035	275,134
Intangible assets, less accumulated amortization	163,769	70,964
Other long-lived assets	53,695	18,149

	$2,043,190	$1,355,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$421,779	$200,008
Current maturities of long-term debt	110,000	62,000

Total current liabilities	531,779	262,008
Long-term debt	350,000	110,000
Postretirement benefits	115,162	62,995
Deferred income taxes	91,659	71,399
Other long-term liabilities	7,112	5,665

Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	630,675	591,416
Retained earnings	398,317	348,069
Accumulated other comprehensive income	27,922	15,013
Treasury stock	(109,939)	(111,100)

Total stockholders’ equity	947,478	843,901

	$2,043,190	$1,355,968

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
	(In thousands, except per share data)
Revenues	$549,943	$409,568	$886,646	$731,473
Cost of sales	(398,743)	(317,391)	(644,757)	(565,881)

Gross profit	151,200	92,177	241,889	165,592
Selling, general and administrative expenses	(97,601)	(53,013)	(149,650)	(99,472)
Asset impairment	(1,870)	(2,361)	(3,262)	(2,361)

Operating income	51,729	36,803	88,977	63,759
Interest expense	(8,682)	(3,701)	(11,208)	(7,493)
Interest income	1,740	1,644	4,483	2,639
Other income (expense)	571	(252)	(1,445)	(469)

Income from continuing operations before taxes	45,358	34,494	80,807	58,436
Income tax expense	(15,254)	(12,970)	(28,689)	(21,972)

Income from continuing operations	30,104	21,524	52,118	36,464
Loss from discontinued operations, net of tax (Note 4)	—	—	—	(1,330)
Loss on disposal of discontinued operations, net of tax (Note 4)	—	—	—	(4,298)

Net income	$30,104	$21,524	$52,118	$30,836

Weighted average number of common shares and equivalents:
Basic	45,078	43,036	44,784	42,801
Diluted	50,920	50,026	51,289	49,679

Basic income (loss) per share:
Continuing operations	$0.67	$0.50	$1.16	$0.85
Discontinued operations	—	—	—	(0.03)
Disposal of discontinued operations	—	—	—	(0.10)
Net income	0.67	0.50	1.16	0.72

Diluted income (loss) per share:
Continuing operations	$0.60	$0.44	$1.03	$0.76
Discontinued operations	—	—	—	(0.03)
Disposal of discontinued operations	—	—	—	(0.08)
Net income	0.60	0.44	1.03	0.65

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

Reconciliation between net income and comprehensive income:
Net income	$30,104	$21,524	$52,118	$30,836
Adjustments to translation component of equity	7,839	13,285	12,909	18,631

Comprehensive income	$37,943	$34,809	$65,027	$49,467

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	June 24, 2007	June 25, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$52,118	$30,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,312	21,300
Asset impairment	3,262	2,361
Pension funding in excess of pension expense	(2,200)	(17,146)
Share-based compensation	4,314	2,246
Provision for inventory obsolescence	4,872	8,877
Loss (gain) on disposal of tangible assets	(164)	6,319
Changes in operating assets and liabilities, net of the effects of acquisitions and currency exchange rate changes:
Receivables	(28,652)	(58,327)
Inventories	6,734	(27,820)
Accounts payable and accrued liabilities	64,421	30,731
Income taxes	5,017	9,419
Other assets and liabilities, net	(18,690)	7,449

Net cash provided by operating activities	116,344	16,245

Cash flows from investing activities:
Cash used to acquire businesses	(571,356)	—
Proceeds from disposal of tangible assets	7,608	30,153
Capital expenditures	(28,132)	(7,280)

Net cash provided by (used in) investing activities	(591,880)	22,873

Cash flows from financing activities:
Proceeds from exercise of stock options	28,994	20,793
Excess tax benefits related to share-based compensation	6,914	3,668
Cash dividends paid	(4,626)	(4,313)
Debt issuance costs	(10,212)	(1,063)
Borrowings under credit arrangements	530,000	—
Payments under borrowing arrangements	(242,000)	—

Net cash provided by financing activities	309,070	19,085

Effect of foreign currency exchange rate changes on cash and cash equivalents	2,411	2,943

Increase (decrease) in cash and cash equivalents	(164,055)	61,146
Cash and cash equivalents, beginning of period	254,151	134,638

Cash and cash equivalents, end of period	$90,096	$195,784

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
SIX MONTHS ENDED JUNE 24, 2007
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
							Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Shares		Component	OPEB
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Adjustments	Total
	(in thousands)
Balance at December 31, 2006	50,335	$503	$591,416	$348,069	(6,184)	$(111,100)	$44,841	$(29,828)	$843,901
Net income				52,118					52,118
Foreign currency translation							12,909		12,909

Comprehensive income									65,027
Exercise of stock options			27,520		983	1,474			28,994
Share-based compensation			11,739						11,739
Forfeiture of stock by incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation					(6)	(313)			(313)
Adoption of FIN No. 48				2,684					2,684
Cash dividends ($.10 per share)				(4,554)					(4,554)

Balance at June 24, 2007	50,335	$503	$630,675	$398,317	(5,207)	$(109,939)	$57,750	$(29,828)	$947,478

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements include Belden Inc. (formerly known as Belden CDT Inc.) and all of its subsidiaries (the Company, us, we, or our). We eliminate all significant affiliate accounts and transactions in consolidation.
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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Typically, our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end. The six months ended June 24, 2007 and June 25, 2006 include 175 and 176 calendar days, respectively.
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

Additional information regarding the adoption of FIN No. 48 is included in Note 10 to these Consolidated Financial Statements.
Pending Adoption of Recent Accounting Pronouncements
In January 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value in an effort to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 will become effective for us on January 1, 2008. We are currently in the process of evaluating the impact that use of the fair value measurement option on our financial instruments and other applicable items would have on our operating results, cash flows and financial condition.
Note 2: Acquisitions
During the three months ended June 24, 2007, we completed three acquisitions. We acquired Hirschmann Automation and Control GmbH (Hirschmann) on March 26, 2007 for $258.2 million. Hirschmann has its headquarters in Neckartenzlingen, Germany and is a leading supplier of industrial ethernet solutions and industrial connectivity. The acquisition of Hirschmann enables us to deliver networking solutions for demanding industrial environments and large-scale infrastructure projects worldwide. On March 27, 2007, we acquired LTK Wiring Co. Ltd. (LTK), a Hong Kong company, for $214.4 million. LTK is one of the largest manufacturers of electronic cable for the China market with three manufacturing plants in China. LTK gives us a strong presence in China among OEM customers, including consumer electronics manufacturers. On April 30, 2007, we completed the purchase of the assets of Lumberg Automation Components (Lumberg Automation) for $116.0 million. Lumberg Automation has its headquarters in Schalksmuhle, Germany and is a leading supplier of industrial connectors, high performance cord-sets and fieldbus communication components for factory automation machinery. Lumberg Automation complements the industrial connectivity portfolio of Hirschmann as well as our expertise in signal transmission. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. Hirschmann and Lumberg Automation are included in the Europe segment, and LTK is included in the Asia Pacific segment.
All three acquisitions were cash transactions and were valued in total at $588.6 million, including transaction costs, and subject to adjustment based on certain working capital adjustments. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$234,206
Land and depreciable assets	110,301
Goodwill	340,250
Intangible assets	98,598
Other assets	26,233

Assets acquired	809,588
Liabilities assumed	221,016

Net assets acquired	$588,572

The above purchase price allocation is preliminary and is subject to revision as more detailed analyses are completed and additional information about the fair value of individual assets and liabilities becomes available. We also plan to incur costs in connection with realigning portions of the acquired businesses. When management completes its realignment plans, we will be able to estimate the costs associated with those plans. Any change in the fair value of the acquired net assets and any realignment costs will change the amount of the purchase price allocable to goodwill.
The following table illustrates the pro forma effect on operating results as if the three acquisitions had been completed as of the beginning of each respective period. The pro forma effect on the three months ended June 24, 2007 was not material.

	Six Months	Three Months	Six Months
	Ended June 24,	Ended June 25,	Ended June 25,
	2007	2006	2006
	Unaudited (in thousands, except per share data)
Revenues	$1,031,566	$542,411	$976,131
Income from continuing operations	58,451	20,130	33,546
Net income	58,451	20,130	27,918
Diluted income per share:
Continuing operations	1.16	0.42	0.70
Net income	1.16	0.42	0.59
For purposes of the pro forma disclosures, each respective period includes $12.2 million ($8.1 million after tax) of nonrecurring expenses from the effects of purchase accounting, including inventory cost step-up of $8.3 million that was recognized in cost of sales, amortization of the sales backlog intangibles of $2.6 million, and in-process research and development charges of $1.3 million. The pro forma information above also reflects interest expense assuming borrowings at the beginning of each respective period of $350.0 million of 7.0% senior subordinated notes and $238.6 million at 6.6% interest under our senior secured credit agreement to finance the acquisitions.
The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we completed these acquisitions on the dates assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisitions.
Note 3: Operating Segments
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

	Belden	Specialty		Asia
	Americas	Products	Europe	Pacific	F&A	Eliminations	Total
				(In thousands)
Three Months Ended June 24, 2007

Total assets	$411,911	$212,865	$1,282,362	$353,124	$1,467,285	$(1,684,357)	$2,043,190
External customer revenues	221,738	64,580	176,339	87,286	—	—	549,943
Affiliate revenues	18,419	23,215	5,033	—	—	(46,667)	—
Operating income (loss)	42,353	16,090	5,953	6,793	(11,252)	(8,208)	51,729

Three Months Ended June 25, 2006

External customer revenues	$222,989	$70,423	$100,501	$15,655	$—	$—	$409,568
Affiliate revenues	18,841	8,806	1,873	—	—	(29,520)	—
Operating income (loss)	38,021	9,273	69	1,480	(6,776)	(5,264)	36,803

Six Months Ended June 24, 2007

Total assets	$411,911	$212,865	$1,282,362	$353,124	$1,467,285	$(1,684,357)	$2,043,190
External customer revenues	408,036	121,233	258,287	99,090	—	—	886,646
Affiliate revenues	29,697	35,638	7,741	—	—	(73,076)	—
Operating income (loss)	76,661	26,405	9,755	8,320	(19,192)	(12,972)	88,977

Six Months Ended June 25, 2006

External customer revenues	$401,384	$128,112	$173,513	$28,464	$—	$—	$731,473
Affiliate revenues	33,875	14,054	4,009	—	—	(51,938)	—
Operating income (loss)	69,399	15,830	(1,071)	2,933	(13,041)	(10,291)	63,759
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes:

	Three Months Ended		Six Months Ended
	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
		(In thousands)
Operating income	$51,729	$36,803	$88,977	$63,759
Interest expense	(8,682)	(3,701)	(11,208)	(7,493)
Interest income	1,740	1,644	4,483	2,639
Other income (expense)	571	(252)	(1,445)	(469)

Income from continuing operations before taxes	$45,358	$34,494	$80,807	$58,436

Note 4: Discontinued Operations
In the first quarter of 2006, we sold certain assets and liabilities of our telecommunications cable operation in Manchester, United Kingdom (Manchester) for cash of $27.9 million and terminated, without penalty, our supply agreement with British Telecom plc. We recognized a $4.3 million after-tax loss ($6.1 million pretax) on the disposal of this discontinued operation. During the same quarter, Manchester generated revenues of $27.6 million and incurred a $1.3 million after-tax loss ($1.9 million pretax) on operations that we recognized as a loss from discontinued operations on the Consolidated Statements of Operations.

Note 5: Income per Share
The following table presents the basis of the income per share computation:

	Three Months Ended		Six Months Ended
	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
		(In thousands)
Numerator for basic income per share:
Income from continuing operations	$30,104	$21,524	$52,118	$36,464
Loss from discontinued operations	—	—	—	(1,330)
Loss on disposal of discontinued operations	—	—	—	(4,298)

Net income	$30,104	$21,524	$52,118	$30,836

Numerator for diluted income per share:
Income from continuing operations	$30,104	$21,524	$52,118	$36,464
Tax-effected interest expense on convertible subordinated debentures	197	678	875	1,355

Adjusted income from continuing operations	30,301	22,202	52,993	37,819
Loss from discontinued operations	—	—	—	(1,330)
Loss on disposal of discontinued operations	—	—	—	(4,298)

Adjusted net income	$30,301	$22,202	$52,993	$32,191

Denominator:
Denominator for basic income per share—weighted average shares	45,078	43,036	44,784	42,801
Effect of dilutive common stock equivalents	5,842	6,990	6,505	6,878

Denominator for diluted income per share—adjusted weighted average shares	50,920	50,026	51,289	49,679

Note 6: Inventories
The major classes of inventories were as follows:

	June 24,	December 31,
	2007	2006
	(In thousands)
Raw materials	$85,878	$54,542
Work-in-process	69,997	38,357
Finished goods	138,496	120,520
Perishable tooling and supplies	4,045	4,016

Gross inventories	298,416	217,435
Obsolescence and other reserves	(28,676)	(15,187)

Net inventories	$269,740	$202,248

Note 7: Long-Lived Assets
During the three months ended June 24, 2007, we identified certain tangible long-lived assets related to our plant in Canada for which the carrying value was not fully recoverable. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.9 million in the Belden Americas segment operating results. The adjusted aggregate carrying amount of these assets is $13.6 million.
During the six months ended June 24, 2007, we sold certain Belden Americas segment real estate and equipment in South Carolina and Vermont for $6.7 million cash. We recognized an aggregate $0.1 million loss on the disposals of these assets in the Belden Americas segment operating results.
During the six months ended June 24, 2007, we identified certain tangible long-lived assets related to our plants in the Czech Republic and the Netherlands that were abandoned because of product portfolio management and product sourcing actions. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.4 million in the Europe segment operating results. The adjusted aggregate carrying amount of these assets is $0.1 million.
We recognized depreciation expense of $11.6 million, $19.4 million, $8.2 million and $17.1 million in the three- and six-month periods ended June 24, 2007 and June 25, 2006, respectively. We also recognized depreciation cost of $2.7 million related to our discontinued Manchester, United Kingdom operation in loss from discontinued operations during the six months ended June 25, 2006.
We recognized amortization expense related to our intangible assets of $5.1 million, $5.9 million, $0.7 million and $1.5 million during the three- and six-month periods ended June 24, 2007 and June 25, 2006, respectively.
Note 8: Restructuring Activities
North America Restructuring
In 2006, we announced our decision to restructure certain North American operations in an effort to increase our manufacturing presence in lower-labor-cost regions near our major markets, starting with the planned construction of a new plant in Mexico, the planned closures of plants in Kentucky, South Carolina, and Illinois, and the cessation of manufacturing at our facility in Quebec. In the second quarter of 2007, we recognized severance costs totaling $0.4 million ($0.2 million in cost of sales and $0.2 million in selling, general, and administrative expenses) within the Belden Americas segment. We expect to incur severance costs totaling approximately $11.6 million related to these activities and to complete these activities by December 31, 2007. To date, we have recognized severance costs totaling $10.0 million related to these activities.
Europe Restructuring
In 2005 and 2006, we announced various decisions to restructure certain European operations in an effort to reduce manufacturing floor space and overhead, starting with the closures of a plant in Sweden and sales offices in the United Kingdom and Germany, as well as product portfolio actions in the Czech Republic and the Netherlands. In the second quarter of 2007, we did not recognize any severance costs related to these activities. To date, we have recognized severance costs totaling $16.0 million and do not anticipate recognizing additional severance costs related to these activities through the expected completion date of December 31, 2007.

Reduction in Force
In 2006, we identified certain positions throughout the organization for elimination in an effort to reduce production, selling, and administrative costs. In the second quarter of 2007, we did not recognize any severance costs related to these activities. We expect to incur severance costs primarily within the Belden Americas segment totaling approximately $3.9 million related to these activities and to complete these activities by December 31, 2007. To date, we have recognized severance costs totaling $3.7 million related to these activities.
The following table sets forth restructuring activity that occurred during the three and six months ended June 24, 2007:

	North America	Europe	Reduction in Force
	Restructuring	Restructuring	Restructuring
		(In thousands)
Balance at December 31, 2006	$7,565	$4,482	$3,373
New charges	870	77	214
Cash payments	(188)	(832)	(1,387)
Foreign currency translation	(82)	42	1
Other adjustments	—	—	(16)

Balance at March 25, 2007	$8,165	$3,769	$2,185
New charges	384	—	—
Cash payments	(6,394)	(1,582)	(852)
Foreign currency translation	494	(8)	27
Other adjustments	—	—	(72)

Balance at June 24, 2007	$2,649	$2,179	$1,288

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.
Note 9: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
On March 16, 2007, we completed a private offering of $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank senior to our convertible subordinated debentures, rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15. We have entered into a registration rights agreement to use commercially reasonable efforts to complete an exchange offer under the Securities Act of 1933 within 240 days of closing or the annual interest rate will increase by increments of 0.25% up to an aggregate of 1.0%.
Senior Secured Credit Facility
On February 16, 2007, we amended our existing senior secured credit agreement, increasing the commitment under our senior secured credit facility from $165.0 million to $225.0 million and revising certain restrictive covenants governing affiliate indebtedness and asset sales. The facility is secured by our overall cash flow and certain of our assets in the United States. The amended agreement contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. At June 24, 2007, there were no outstanding borrowings under the facility, we had $217.8 million in available borrowing capacity, and we were in compliance with the covenants required by the amended agreement.
Convertible Subordinated Debentures
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.0% convertible subordinated debentures due 2023 for $110.0 million aggregate principal outstanding of the previous 4.0% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay cash up to the principal amount and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The previous debentures were convertible only into shares of our common stock. We may call some or all of the debentures on or after July 21, 2008. Holders may surrender their debentures for conversion into cash and shares of common stock upon satisfaction of any of the conditions listed in Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At June 24, 2007, one of these conditions—the closing sale price of our common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender—had been satisfied. Because the holders of these debentures may at their election currently tender them for conversion, we have classified the obligations as a current liability. As of June 24, 2007, the debentures are convertible into cash of $110.0 million and approximately 4.3 million shares of common stock based on a conversion price of $17.679. To date, no holders of the debentures have surrendered their debentures for conversion into cash and shares of our common stock.
Medium-Term Notes
On February 16, 2007, we redeemed our medium-term notes in the aggregate principal amount of $62.0 million. In connection therewith, we paid a make-whole premium of approximately $2.0 million which was recognized as other expense in the Consolidated Statement of Operations. The redemption was made with cash on hand.
Note 10: Income Taxes
Tax expense of $28.7 million for the six months ended June 24, 2007 resulted from income from continuing operations before taxes of $80.8 million. The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the six months ended June 24, 2007 are analyzed below:

Six Months Ended June 24, 2007	Amount	Rate
	(in thousands, except rate data)
Provision at statutory rate	$28,282	35.0%
State income taxes	2,328	2.9
Change in valuation allowance	94	0.1
Foreign tax rate variances and other, net	(2,015)	(2.5)

Total tax expense	$28,689	35.5%

As a result of our adoption of FIN No. 48 on January 1, 2007, we recognized a $2.7 million decrease to reserves for uncertain tax positions. We accounted for this decrease as an adjustment to our beginning balance of retained earnings on the Consolidated Balance Sheet. Including this cumulative-effect decrease, we have approximately $4.2 million of total unrecognized tax benefits at the beginning of 2007. All of the unrecognized tax benefits would affect our effective tax rate if recognized. It is reasonably possible that the unrecognized tax benefits related to various federal, state, and international tax issues could decrease by up to $1.4 million for the year ended December 31, 2007 because of the expiration of several statutes of limitation.
Our federal income tax returns for the tax years 2003 and later remain subject to examination by the Internal Revenue Service. Our state income tax returns for the tax years 2002 and later remain subject to examination by various state taxing authorities. Our foreign income tax returns for the tax years 2000 and later remain subject to examination by various foreign taxing authorities.
Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, we have approximately $0.5 million of accrued interest related to uncertain tax positions.
Note 11: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for the plans:

	Pension Obligations		Other Postretirement Obligations
	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
		(In thousands)
Three Months Ended

Service cost	$1,735	$1,640	$171	$181
Interest cost	3,007	2,116	597	620
Expected return on plan assets	(2,969)	(2,483)	—	—
Amortization of prior service cost	3	(10)	(27)	(27)
Curtailment gain	(523)	—	—	—
Net loss recognition	645	563	153	189

Net periodic benefit cost	$1,898	$1,826	$894	$963

Six Months Ended

Service cost	$3,229	$3,369	$338	$355
Interest cost	5,436	4,313	1,183	1,223
Expected return on plan assets	(6,088)	(5,030)	—	—
Amortization of prior service cost	7	(20)	(54)	(54)
Curtailment gain	(523)	—	—	—
Net loss recognition	1,128	1,163	306	376

Net periodic benefit cost	$3,189	$3,795	$1,773	$1,900

Note 12: Subsequent Events
In July 2007, we completed our exit from the copper telecommunications cable business with the sale of an operation based in Decin, Czech Republic.

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
Trends and Events
The following trends and events arising during 2007 have had varying effects on our financial condition, results of operations and cash flows during the current year.
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
On March 16, 2007, we completed a private offering of $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017.
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.0% convertible subordinated debentures due 2023 for $110.0 million aggregate principal outstanding of the previous 4.0% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay cash up to the principal amount and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The previous debentures were convertible only into shares of our common stock.
Acquisitions
On March 26, 2007, we completed the acquisition of Germany-based Hirschmann, a leading supplier of Industrial Ethernet solutions and industrial connectors. Hirschmann had annual revenues of approximately $250.0 million in 2006.
On March 27, 2007, we completed the acquisition of Hong Kong-based LTK, a leading supplier of electronic cable for the China market. LTK had annual revenues of approximately $220.0 million in 2006.
On April 30, 2007, we completed the acquisition of Germany-based Lumberg Automation, a leading supplier of industrial connectors. Lumberg Automation had annual revenues of approximately $75.0 million in 2006.

Restructuring Activities
We implemented restructuring actions during 2005–2006 in both Europe and North America and initiated worldwide position eliminations in 2006. In Europe, we exited the United Kingdom telecommunications cable market, ceased the manufacture of certain products in Hungary, the Czech Republic, and the Netherlands, and sold a plant in Sweden in an effort to reduce manufacturing floor space and overhead and to streamline administrative processes. In North America, we announced the construction of a new plant in Mexico, sold plants in South Carolina and Vermont, announced the closures of plants in Kentucky and Illinois, and announced the cessation of manufacturing at a plant in Canada in an effort to have a larger proportion of our manufacturing presence in low-cost regions near our major markets. We have initiated worldwide position eliminations in an effort to streamline production support, sales, and administrative operations. As a result of these actions, we recognized asset impairments, severance costs, adjusted depreciation costs, and a loss on the disposal of certain assets in the six-month period ended June 24, 2007 totaling $3.3 million, $1.5 million, $1.7 million, and $0.2 million, respectively. We may recognize additional severance and adjusted depreciation costs during 2007. We may also recognize additional asset impairment expenses or gains (losses) on the disposal of assets during the restructuring periods.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At June 24, 2007, the total unrecognized compensation cost related to all nonvested awards was $24.0 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that is or would be considered material to investors.
Current-Year Adoption of Recent Accounting Pronouncements
Discussion regarding our adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is included in Note 1 and Note 10 to the Consolidated Financial Statements.
Pending Adoption of Recent Accounting Pronouncements
Discussion regarding our pending adoption of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the six months ended June 24, 2007:
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
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) the exercise of stock options, (4) cash used for business acquisitions, capital expenditures, and dividends, and (5) the adequacy of our available credit facilities and other borrowing arrangements. We believe our sources of liquidity are sufficient to fund the current requirements of working capital, to make scheduled contributions for our retirement plans, to fund quarterly dividend payments, and to support our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.
The following table is derived from our Consolidated Cash Flow Statements:

	Six Months Ended
	June 24, 2007	June 25, 2006
	(In thousands)
Net cash provided by (used for):
Operating activities	$116,344	$16,245
Investing activities	(591,880)	22,873
Financing activities	309,070	19,085
Effects of currency exchange rate changes on cash and cash equivalents	2,411	2,943

Increase (decrease) in cash and cash equivalents	(164,055)	61,146
Cash and cash equivalents, beginning of period	254,151	134,638

Cash and cash equivalents, end of period	$90,096	$195,784

Net cash provided by operating activities, a key source of our liquidity, increased by $100.1 million in the six-month period ended June 24, 2007 as compared to the six-month period ended June 25, 2006 predominantly due to a favorable change in operating assets and liabilities totaling $67.4 million, net income growth totaling $21.3 million, and a $14.9 million decrease in the amount by which pension funding exceeded pension expense. These accretive changes to operating cash flows were partially offset by a $6.5 million decrease in non-cash charges for disposals of tangible assets.
The favorable change in operating assets and liabilities stems from improved performance in all areas of working capital. Cash flow related to changes in inventory on-hand was a $6.7 million source of cash in the first six months of 2007 and a $27.8 million use of cash in the first six months of 2006. Inventory turns (defined as annualized cost of sales for the quarter divided by inventories) increased to 5.9 at June 24, 2007 from 4.7 at June 25, 2006. Excluding the impact of the three recent acquisitions, inventory turns at June 24, 2007 were 5.7. Cash flow related to changes in outstanding receivables improved to a $28.7 million use of cash in the first six months of 2007 from a $58.3 million use of cash in the first six months of 2006. This positive impact on cash flow related to receivables was due to a larger increase in receivables in the first six months of 2006. The first six months of 2006 experienced a larger increase in receivables due to a strong collection month in December 2005 coupled with high sales levels in the second quarter of 2006.

Cash flow related to changes in outstanding accounts payable and accrued liabilities was a source of cash in the first six months of 2007 due primarily to increased payment terms and in the first six months of 2006 due primarily to rising costs of raw materials. Excluding the impact of the three recent acquisitions, days payables outstanding (defined as accounts payable and accrued liabilities divided by the average daily cost of sales and selling, general and administrative expenses recognized during the period) was 67.4 days at June 24, 2007 and 55.0 days at June 25, 2006.
Net cash used for investing activities totaled $591.9 million in the first six months of 2007 as compared to net cash provided by investing activities of $22.9 million in the first six months of 2006. This decline in the cash flow impact of investing activities resulted predominantly from $571.4 million of cash used to acquire Hirschmann, LTK and Lumberg Automation during the first six months of 2007. As of June 24, 2007, $17.2 million of the $588.6 million total purchase price had not yet been paid. The decline is also due to a $22.5 million decrease in proceeds generated from the disposal of tangible assets in the first six months of 2007 as compared to the first six months of 2006 and a $20.9 million increase in capital expenditures in the first six months of 2007 as compared to the first six months of 2006. In the first six months of 2007, we received proceeds totaling $7.6 million related primarily to the sales of our plants in South Carolina and Vermont. In the first six months of 2006, we received proceeds totaling $30.2 million related primarily to the sale of Manchester. In the first six months of 2007, we used $28.1 million to purchase capital assets, primarily for our new plant currently under construction in Mexico. In the first six months of 2006, we used $7.3 million to purchase capital equipment.
On March 26, 2007 and March 27, 2007, respectively, we completed the acquisitions of Hirschmann for $258.2 million in cash and LTK for $214.4 million in cash. These acquisitions were funded with available cash and cash obtained through external borrowings. On April 30, 2007, we completed the acquisition of Lumberg Automation for $116.0 million in cash. This acquisition was also funded with available cash and cash obtained through external borrowings.
Planned capital expenditures for 2007 are approximately $60.0 million, which includes the construction of new plants in Mexico and China. We anticipate that these capital expenditures will be funded with available cash, proceeds from disposals of tangible assets, internally-generated funds, and cash obtained through external borrowings. We have the ability to revise and reschedule the anticipated capital expenditure program should our financial position require it.
Net cash provided by financing activities in the first six months of 2007 totaled $309.1 million as compared to $19.1 million in the first six months of 2006. This improvement in the cash flow impact of financing activities resulted predominantly from a $288.0 million increase in net funds provided under borrowing arrangements, an $8.2 million increase in proceeds received from the exercise of stock options, and a $3.2 million increase in excess tax benefits recognized on share-based payments. The positive impact that the net borrowings, the exercise of stock options, and the recognition of excess tax benefits on share-based payments had on the financing cash flows comparison was partially offset by debt issuance costs paid in the first six months of 2007 that exceeded debt issuance costs paid in the first six months of 2006 by $9.1 million. In the first six months of 2007, we paid debt issuance costs of $10.2 million related primarily to the issuance of the senior subordinated notes. In the first six months of 2006, we paid debt issuance costs of $1.1 million related to the senior secured credit facility. In the first six months of 2007, we completed a private offering of $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017, redeemed medium-term notes in the aggregate principal amount of $62.0 million, and both borrowed and repaid $180.0 million under our senior secured credit facility. There was no activity under borrowing arrangements in the first six months of 2006. We received approximately $29.0 million and $20.8 million in proceeds during the first six months of 2007 and 2006, respectively, from the exercise of stock options granted under our share-based compensation plans. An increase in our average stock price from $28.24 per share in the first six months of 2006 to $51.66 per share in the first six months of 2007 triggered an increase in the number of stock options exercised. We recognized excess tax benefits on share-based payments totaling $6.9 million and $3.7 million in the first six months of 2007 and 2006, respectively.
Our outstanding debt obligations as of June 24, 2007 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $110.0 million aggregate principal of 4.0% convertible subordinated debentures due 2023. On February 16, 2007, we redeemed medium-term notes in the aggregate principal amount of $62.0 million and, in connection therewith, we paid a make-whole premium of approximately $2.0 million. The redemption was made with cash on hand.
Additional discussion regarding our various borrowing arrangements is included in Note 9 to the Consolidated Financial Statements and the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%	Six Months Ended		%
	June 24, 2007	June 25, 2006	Change	June 24, 2007	June 25, 2006	Change
		(in thousands, except percentages)
Revenues	$549,943	$409,568	34.3%	$886,646	$731,473	21.2%
Gross profit	151,200	92,177	64.0%	241,889	165,592	46.1%
Operating income	51,729	36,803	40.6%	88,977	63,759	39.6%
Income from continuing operations before taxes	45,358	34,494	31.5%	80,807	58,436	38.3%
Income from continuing operations	30,104	21,524	39.9%	52,118	36,464	42.9%
Revenues in the three- and six-month periods ended June 24, 2007 exceeded revenues in the three- and six-month periods ended June 25, 2006 primarily due to revenues from the three recent acquisitions. The three recent acquisitions had total revenues of $149.3 million in the three- and six-month periods ended June 24, 2007 and contributed approximately 36 and 20 percentage points to the revenue increase, respectively. For the three- and six-month period ended June 24, 2007, the impact of the recent acquisitions on revenues was coupled with increased selling prices, favorable product mix, and favorable foreign currency translation on international revenues partially offset by decreased unit sales. Price improvement resulted primarily from our strategic initiative in portfolio management to reposition many of products for margin improvement. Sales price increases contributed approximately 10 and 12 percentage points of the revenue increase in the three- and six-month periods ended June 24, 2007, respectively. Favorable currency translation contributed approximately 2 percentage points of the revenue increase in each of the three- and six-month periods ended June 24, 2007. Lower unit sales partially offset the impact that the recent acquisitions, prices, mix, and currency translation had on the revenue comparison by approximately 15 and 13 percentage points in the three- and six-month periods ended June 24, 2007, respectively. For the three- and six-month periods ended June 24, 2007, we experienced lower unit sales across all product lines. Unit sales declined as a result of our strategic initiative in product portfolio management which reduced sales of certain lower-margin products because of significant price increases. Orders exceeded shipments in the first half of 2007, but because of temporary inefficiencies caused by our regional manufacturing restructuring we were unable to increase unit sales to satisfy all of the demand in the current period.

Gross profit increased in the three- and six-month periods ended June 24, 2007 from the comparable periods in 2006 primarily for the following reasons:
•	We acquired Hirschmann, LTK and Lumberg Automation in 2007, which contributed in total $38.3 million of gross profit in the three- and six-month periods ended June 24, 2007.
•	We increased prices and deemphasized certain lower-margin products as part of our product portfolio management initiative.
•	We closed plants in South Carolina and Sweden and reduced production at plants in Kentucky and Illinois in late 2006 as part of our regional manufacturing strategic initiative.
•	We recognized lower excess and obsolete inventory charges in the three- and six-month periods ended June 24, 2007 compared to the same periods of 2006 by $5.8 million and $4.0 million, respectively. The decrease in excess and obsolete inventory charges was primarily due to a change in the parameters we used to identify such inventories in the second quarter of 2006.
•	We recognized lower severance costs in the three- and six-month periods ended June 24, 2007 compared to the same periods of 2006 by $1.2 million and $0.3 million, respectively. Severance costs recognized in the three- and six-month periods ended June 24, 2007 primarily related to North American restructuring actions. Severance costs recognized in the three- and six-month periods ended June 25, 2006 primarily related to European restructuring actions.
The positive impact that the factors listed above had on the gross profit comparison were partially offset by the following factors:
•	We incurred $8.3 million of additional cost of sales in the three- and six-month periods ended June 24, 2007 due to the effects of purchase accounting, primarily inventory cost step-up related to the three recent acquisitions that was recognized in cost of sales in the second quarter.
•	We paid higher prices for copper and certain other raw materials.
Selling, general and administrative (SG&A) expenses increased in the three- and six-month periods ended June 24, 2007 primarily for the following reasons:
•	We acquired Hirschmann, LTK and Lumberg Automation in 2007, which incurred in total $35.7 million of SG&A expenses in the three- and six-month periods ended June 24, 2007.
•	Excluding the impact of the recent acquisitions, share-based compensation, and severance costs, we recognized salaries, wages, and associated fringe benefits costs in the three- and six-month periods ended June 24, 2007 that exceeded those recognized in the comparable periods of 2006 by $1.5 million and $5.5 million, respectively. These increases primarily represented additional expense related to annual incentive plan compensation and additional sales and marketing resources primarily in the Asia Pacific segment.
•	Excluding the impact of the recent acquisitions, we recognized share-based compensation costs in the three- and six-month periods ended June 24, 2007 that exceeded those recognized in the comparable periods of 2006 by $1.4 million and $2.0 million, respectively, primarily due to incremental expense from the annual equity awards made in February 2007.
The negative impact that the factors listed above had on the SG&A expense comparison were partially offset by severance costs in the six-month period ended June 25, 2006 that exceeded severance costs recognized in the same period of 2007 by $0.7 million. Severance costs recognized in 2006 primarily related to European restructuring actions. Severance costs recognized in 2007 primarily related to North American restructuring actions.

Operating income increased in the three- and six-month periods ended June 24, 2007 from the comparable periods in 2006 primarily due to the favorable gross profit comparison partially offset by the unfavorable SG&A expense comparison discussed above.
Income from continuing operations before taxes increased in the three- and six-month periods ended June 24, 2007 from the comparable periods in 2006 due to higher operating income partially offset by higher interest expense resulting from the issuance in March 2007 of 7.0% senior subordinated notes with an aggregate principal amount of $350.0 million.
Income from continuing operations increased in the three- and six-month periods ended June 24, 2007 from the comparable periods in 2006 due to higher pretax income partially offset by higher income tax expense.
Belden Americas Segment

	Three Months Ended		%	Six Months Ended		%
	June 24, 2007	June 25, 2006	Change	June 24, 2007	June 25, 2006	Change
		(in thousands, except percentages)
Total revenues	$240,157	$241,830	-0.7%	$437,733	$435,259	0.6%
Operating income	42,353	38,021	11.4%	76,661	69,399	10.5%
as a percent of total revenues	17.6%	15.7%		17.5%	15.9%
Belden Americas total revenues, which include affiliate revenues, decreased in the three-month period ended June 24, 2007 from the comparable period in 2006 primarily due to decreased unit sales volume partially offset by increased selling prices and favorable foreign currency translation on international revenues. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved significant price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Operating income increased in the three- and six-month periods ended June 24, 2007 from the comparable periods in 2006 primarily due to improved factory utilization and cost reductions that resulted from restructuring actions, including the closure of a plant in South Carolina and reduced production at plants in Kentucky and Illinois. Operating income also benefited from a $0.5 million lower asset impairment charge in the three- and six-month periods ended June 24, 2007 compared to the same periods of 2006. These positive factors affecting the operating income comparison were partially offset by rising copper prices and certain other raw materials costs.
Specialty Products Segment

	Three Months Ended		%	Six Months Ended		%
	June 24, 2007	June 25, 2006	Change	June 24, 2007	June 25, 2006	Change
		(in thousands, except percentages)
Total revenues	$87,795	$79,229	10.8%	$156,871	$142,166	10.3%
Operating income	16,090	9,273	73.5%	26,405	15,830	66.8%
as a percent of total revenues	18.3%	11.7%		16.8%	11.1%
Specialty Products total revenues, which include affiliate revenues, increased in the three- and six-month periods ended June 24, 2007 from the comparable periods in 2006 primarily due to increased selling prices and favorable product mix partially offset by decreased unit sales volume. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved significant price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Although unit sales volume decreased, gross margins improved as a result of these product portfolio management actions. Operating income increased in the three- and six-month periods ended June 24, 2007 from the comparable periods in 2006 primarily due to improved revenues and lower excess and obsolete inventory charges partially offset by rising raw material costs.
Europe Segment

	Three Months Ended		%	Six Months Ended		%
	June 24, 2007	June 25, 2006	Change	June 24, 2007	June 25, 2006	Change
		(in thousands, except percentages)
Total revenues	$181,372	$102,374	77.2%	$266,028	$177,522	49.9%
Operating income (loss)	5,953	69	8527.5%	9,755	(1,071)	N/A
as a percent of total revenues	3.3%	0.1%		3.7%	-0.6%
Europe total revenues, which include affiliate revenues, increased in the three- and six-month periods ended June 24, 2007 from the comparable periods in 2006 primarily due to the acquisitions of Hirschmann and Lumberg Automation as well as increased selling prices, and favorable foreign currency translation partially offset by decreased unit sales volume. In the three- and six-month periods ended June 24, 2007, Hirschmann and Lumberg Automation had revenues in total of $78.3 million. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved significant price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Although unit sales volume decreased, gross margins improved as a result of both product portfolio management and cost reduction actions. Europe operating results improved in the three- and six-month periods ended June 24, 2007 primarily due to revenue increases, improved factory utilization and cost reductions that resulted from restructuring actions, including the 2006 closure of a plant in Sweden and decreased production in the Netherlands, and severance costs recognized in the three- and six-month periods ended June 25, 2006 that exceeded those recognized in the same periods of 2007 by $1.8 million and $2.8 million, respectively. These positive factors affecting the operating results comparison were partially offset by operating losses from Hirschmann and Lumberg Automation totaling $2.4 million for the three- and six-month periods ended June 24, 2007. Included in this operating loss is $10.2 million of nonrecurring expenses from the effects of purchase accounting, primarily inventory cost step-up of $6.6 million recognized in cost of sales, amortization of the sales backlog intangibles of $2.3 million, and in-process research and development charges of $1.3 million. Operating income improvements for the segment were also partially offset by rising raw materials costs, and nonrecurring asset impairment costs totaling $1.4 million recognized in the six-month period ended June 24, 2007 related to abandoned assets in the Czech Republic and the Netherlands.
Asia Pacific Segment

	Three Months Ended		%	Six Months Ended		%
	June 24, 2007	June 25, 2006	Change	June 24, 2007	June 25, 2006	Change
		(in thousands, except percentages)
Total revenues	$87,286	$15,655	457.6%	$99,090	$28,464	248.1%
Operating income	6,793	1,480	359.0%	8,320	2,933	183.7%
as a percent of total revenues	7.8%	9.5%		8.4%	10.3%
Asia Pacific total revenues increased in the three- and six-month periods ended June 24, 2007 from the comparable periods of 2006 primarily due to the acquisition of LTK as well as increased selling prices and favorable currency translation on international revenues partially offset by decreased unit sales volume. In the three- and six-month periods ended June 24, 2007, LTK had revenues of $70.9 million. Price improvement resulted primarily from our strategic initiatives in product portfolio management.

Operating income increased during the three- and six-month periods ended June 24, 2007 from the comparable periods of 2006 primarily due to operating income generated from LTK of $5.0 million. Included in this operating income is $2.0 million of nonrecurring expenses from the effects of purchase accounting, primarily inventory cost step-up of $1.7 million recognized in cost of sales and amortization of the sales backlog intangible of $0.3 million. Operating income also increased due to favorable product mix resulting from product portfolio management actions. These positive factors were partially offset by increases in salaries, wages, and associated benefits primarily a result of increased sales personnel in the segment.
Discontinued Operations
We recognized a $4.3 million after-tax loss ($6.1 million pretax) on the disposal of discontinued operations during the six months ended June 25, 2006 related to the sale of Manchester. During the period, Manchester generated revenues of $27.6 million and incurred a $1.3 million after-tax loss ($1.9 million pretax) on operations that we recognized as a loss from discontinued operations on the Consolidated Statements of Operations.
Outlook
The acquisitions of Hirschmann, LTK, and Lumberg Automation are expected to add significantly to our 2007 revenue. Full-year revenue for Hirschmann, LTK, and Lumberg Automation in 2006 was approximately $250.0 million, $220.0 million, and $75.0 million, respectively.
Progress made in 2006 and the first six months of 2007 with many of our strategic initiatives, including product portfolio management and regional manufacturing, together with the expected faster growth rate of the recent acquisitions, positions us to profitably grow the business 5 to 7 percent over the medium term, excluding the effects of raw material pricing and currency exchange rates. Including the additional revenue from the Hirschmann, LTK, and Lumberg Automation acquisitions, we expect 2007 consolidated revenues to exceed $2.0 billion.
We expect operating profit in 2007 to be at or slightly better than 12.0% of revenues. With the recent acquisitions, we have made some changes to our capital structure. We expect gross interest expense to total $17.5 million for the remaining two quarters of 2007 because of these changes. We expect our effective tax rate to be approximately 36.0% in 2007. We expect earnings per diluted share to be between $2.80 and $2.95 for the year, excluding any future charges for severance and asset impairment that may result from restructuring actions already announced.
Forward-Looking Statements
Statements in this report, including those noted in the “Outlook” section, other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and assumptions. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Some of the factors that may cause actual results to differ from our expectations include:
•	Demand and acceptance of our products by customers and end users;
•	Changes in the cost and availability of raw materials (specifically, copper, commodities derived from petrochemical feedstocks, and other materials);
•	The degree to which we will be able to respond to raw materials cost fluctuations through the pricing of our products;
•	Our ability to meet customer demand successfully as we also reduce working capital;
•	Our ability to implement successfully our announced restructuring plans (for which we may incur additional costs);
•	Our ability to integrate successfully the recently acquired businesses; and
•	Other factors noted in this report and our other Securities Exchange Act of 1934 filings.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations in which the claimant alleges injury from exposure to heat-resistant asbestos fiber, generally contained in a small number of products manufactured by our predecessors. These proceedings include personal injury cases (about 150 of which we were aware at July 30, 2007) in which we are one of many defendants, 26 of which are scheduled for trial for 2007. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. Through July 30, 2007, we have been dismissed (or reached agreement to be dismissed) in approximately 192 similar cases without any going to trial, and with only 12 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4: Submission of Matters to a Vote of Security Holders
On May 24, 2007, the Company held its regular Annual Meeting of Stockholders. The stockholders considered three proposals. Each proposal was approved.
Proposal 1: Election of 9 directors for a one-year term.

	Shares Voted For	Shares Withheld
David Aldrich	36,438,802	6,156,508
Lorne D. Bain	33,275,074	9,320,236
Lance C. Balk	33,389,111	9,206,199
Bryan C. Cressey	33,799,896	8,795,414
Michael F.O. Harris	33,273,366	9,321,944
Glenn Kalnasy	33,809,014	8,786,296
John M. Monter	34,067,605	8,527,705
Bernard G. Rethore	33,191,210	9,404,100
John S. Stroup	33,808,986	8,786,324
Proposal 2: To approve performance goals for performance-based awards made under the Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan to enable the Company to seek a deduction for such awards under Section 162(m) of the Internal Revenue Code (IRC).

Shares Voted For	Shares Withheld	Abstentions
41,429,021	968,466	197,821

Proposal 3: To approve performance goals for awards made under the Company’s annual cash incentive plan to enable the Company to seek a deduction for such awards under Section 162(m) of the IRC.

Shares Voted For	Shares Withheld	Abstentions
41,631,747	754,545	209,017
Item 6: Exhibits

Exhibits

Exhibit 10.1	Executive Employment Agreement with John Norman

Exhibit 10.2	Executive Employment Agreement with Richard Kirschner

Exhibit 10.3	Executive Employment Agreement with Denis Suggs

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.
Date: August 3, 2007	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: August 3, 2007	By:	/s/ Gray G. Benoist
Gray G. Benoist
Vice President, Finance and Chief Financial Officer

Date: August 3, 2007	By:	/s/ John S. Norman
John S. Norman
Controller and Chief Accounting Officer