Form 10-Q
period 2007-09-23
BELDEN INC.
filed 2007-11-02
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2007
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
The registrant is a large accelerated filer and is not a shell company.
Following is the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2007
Common Stock, $0.01 Par Value	45,238,728

Exhibit Index on Page 32

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II OTHER INFORMATION
Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 6: Exhibits
Separation of Employment Agreement
General Release of All Claims
Executive Employment Agreement
Indemnification Agreement
Certification
Certification
Certification
Certification

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	September 23,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$120,324	$254,151
Receivables	429,609	217,908
Inventories, net	259,542	202,248
Deferred income taxes	40,828	34,664
Other current assets	16,860	10,465

Total current assets	867,163	719,436
Property, plant and equipment, less accumulated depreciation	382,885	272,285
Goodwill	637,095	275,134
Intangible assets, less accumulated amortization	163,494	70,964
Other long-lived assets	53,115	18,149

	$2,103,752	$1,355,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$410,219	$200,008
Current maturities of long-term debt	110,000	62,000

Total current liabilities	520,219	262,008
Long-term debt	350,000	110,000
Postretirement benefits	127,891	62,995
Deferred income taxes	91,753	71,399
Other long-term liabilities	6,866	5,665

Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	634,034	591,416
Retained earnings	445,469	348,069
Accumulated other comprehensive income	47,384	15,013
Treasury stock	(120,367)	(111,100)

Total stockholders’ equity	1,007,023	843,901

	$2,103,752	$1,355,968

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 23, 2007	September 24, 2006	September 23, 2007	September 24, 2006
	(In thousands, except per share data)

Revenues	$561,611	$385,581	$1,448,257	$1,117,054
Cost of sales	(403,914)	(296,208)	(1,048,671)	(862,089)

Gross profit	157,697	89,373	399,586	254,965
Selling, general and administrative expenses	(93,756)	(51,234)	(243,406)	(150,706)
Gain on sale of assets	8,556	—	8,556	—
Asset impairment	—	(2,522)	(3,262)	(4,883)

Operating income	72,497	35,617	161,474	99,376
Interest expense	(7,561)	(3,056)	(18,769)	(10,549)
Interest income	803	1,971	5,286	4,610
Other income (expense)	581	(82)	(864)	(551)

Income from continuing operations before taxes	66,320	34,450	147,127	92,886
Income tax expense	(16,904)	(10,064)	(45,593)	(32,036)

Income from continuing operations	49,416	24,386	101,534	60,850
Loss from discontinued operations, net of tax (Note 4)	—	—	—	(1,330)
Loss on disposal of discontinued operations, net of tax (Note 4)	—	—	—	(4,298)

Net income	$49,416	$24,386	$101,534	$55,222

Weighted average number of common shares and equivalents:
Basic	45,084	43,513	44,887	43,044
Diluted	50,131	50,527	50,893	49,964

Basic income (loss) per share:
Continuing operations	$1.10	$0.56	$2.26	$1.41
Discontinued operations	—	—	—	(0.03)
Disposal of discontinued operations	—	—	—	(0.10)
Net income	1.10	0.56	2.26	1.28

Diluted income (loss) per share:
Continuing operations	$0.99	$0.50	$2.01	$1.26
Discontinued operations	—	—	—	(0.03)
Disposal of discontinued operations	—	—	—	(0.08)
Net income	0.99	0.50	2.01	1.15

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

Reconciliation between net income and comprehensive income:
Net income	$49,416	$24,386	$101,534	$55,222
Adjustments to translation component of equity	19,462	5,479	32,371	24,110

Comprehensive income	$68,878	$29,865	$133,905	$79,332

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 23, 2007	September 24, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$101,534	$55,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,701	29,547
Asset impairment	3,262	4,883
Deferred income tax expense (benefit)	(3,084)	22,267
Pension funding in excess of pension expense	(1,724)	(19,474)
Share-based compensation	7,516	4,039
Provision for inventory obsolescence	5,731	13,025
Loss (gain) on disposal of assets	(9,569)	6,170
Changes in operating assets and liabilities, net of the effects of acquisitions and currency exchange rate changes:
Receivables	(41,887)	(48,199)
Inventories	10,161	(14,767)
Accounts payable and accrued liabilities	49,222	15,792
Income taxes	20,133	(14,447)
Other assets and liabilities, net	(11,680)	4,373

Net cash provided by operating activities	168,316	58,431

Cash flows from investing activities:
Cash used to acquire businesses	(588,426)	—
Proceeds from disposal of tangible assets	24,056	30,688
Capital expenditures	(41,483)	(10,447)

Net cash provided by (used in) investing activities	(605,853)	20,241

Cash flows from financing activities:
Proceeds from exercise of stock options	29,132	34,265
Excess tax benefits related to share-based compensation	7,041	6,577
Cash dividends paid	(6,750)	(6,518)
Debt issuance costs	(10,212)	(1,063)
Payments under share repurchase program	(10,626)	—
Borrowings under credit arrangements	546,000	—
Payments under borrowing arrangements	(258,000)	(59,053)

Net cash provided by (used in) financing activities	296,585	(25,792)

Effect of foreign currency exchange rate changes on cash and cash equivalents	7,125	3,058

Increase (decrease) in cash and cash equivalents	(133,827)	55,938
Cash and cash equivalents, beginning of period	254,151	134,638

Cash and cash equivalents, end of period	$120,324	$190,576

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
NINE MONTHS ENDED SEPTEMBER 23, 2007
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
							Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Shares		Component	OPEB
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Adjustments	Total
	(in thousands)
Balance at December 31, 2006	50,335	$503	$591,416	$348,069	(6,184)	$(111,100)	$44,841	$(29,828)	$843,901
Net income				101,534					101,534
Foreign currency translation							32,371		32,371

Comprehensive income									133,905
Exercise of stock options			27,543		993	1,672			29,215
Share-based compensation			15,075						15,075
Forfeiture of stock by incentive plan participants in lieu of cash payment of individual tax liabilities related to share-based compensation					(6)	(313)			(313)
Share repurchase program					(221)	(10,626)			(10,626)
Adoption of FIN No. 48				2,684					2,684
Dividends ($.15 per share)				(6,818)					(6,818)

Balance at September 23, 2007	50,335	$503	$634,034	$445,469	(5,418)	$(120,367)	$77,212	$(29,828)	$1,007,023

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
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2006 Annual Report on Form 10-K.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Typically, our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end. The nine months ended September 23, 2007 and September 24, 2006 include 266 and 267 calendar days, respectively.
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
Pending Adoption of Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This Statement does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. We are required to adopt this Statement effective January 1, 2008. We have not completed our evaluation of the impact that adoption will have on our financial position, operating results and cash flows, but currently believe adoption will not require material modification of our fair value measurements and will be primarily limited to expanded disclosures in the notes to our consolidated financial statements.
In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value in an effort to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 would become effective for us on January 1, 2008 if we elected to use the fair value measurement option. We are currently in the process of evaluating the impact that use of the fair value measurement option on our financial instruments and other applicable items would have on our operating results, cash flows and financial condition.
Note 2: Acquisitions
During the nine months ended September 23, 2007, we completed three acquisitions. We acquired Hirschmann Automation and Control GmbH (Hirschmann) on March 26, 2007 for $258.2 million. Hirschmann has its headquarters in Germany and is a leading supplier of industrial ethernet solutions and industrial connectivity. The acquisition of Hirschmann enables us to deliver connectivity and networking solutions for demanding industrial environments and large-scale infrastructure projects worldwide. On March 27, 2007, we acquired LTK Wiring Co. Ltd. (LTK), a Hong Kong company, for $214.2 million. LTK is one of the largest manufacturers of electronic cable for the China market. LTK gives us a strong presence in China among OEM customers, including consumer electronics manufacturers. On April 30, 2007, we completed the purchase of the assets of Lumberg Automation Components (Lumberg Automation) for $116.0 million. Lumberg Automation has its headquarters in Germany and is a leading supplier of industrial connectors, high performance cord-sets and fieldbus communication components for factory automation machinery. Lumberg Automation complements the industrial connectivity portfolio of Hirschmann as well as our expertise in signal transmission. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. Hirschmann and Lumberg Automation are included in the Europe segment, and LTK is included in the Asia Pacific segment.

All three acquisitions were cash transactions and were valued in total at $588.4 million, including transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands).

Current assets	$234,296
Land and depreciable assets	110,301
Goodwill	344,305
Intangible assets	98,598
Other assets	26,233

Assets acquired	813,733
Liabilities assumed	225,307

Net assets acquired	$588,426

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

	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 23, 2007	September 24, 2006	September 24, 2006
	Unaudited (in thousands, except per share data)
Revenues	$1,593,742	$533,362	$1,511,111
Income from continuing operations	107,141	17,545	57,951
Net income	107,141	17,545	52,323
Diluted income per share:
Continuing operations	2.12	0.36	1.20
Net income	2.12	0.36	1.09
For purposes of the pro forma disclosures, each respective period includes $12.2 million ($8.1 million after tax) of nonrecurring expenses from the effects of purchase accounting, including inventory cost step-up of $8.3 million that was recognized in cost of sales, amortization of the sales backlog intangible assets of $2.6 million, and in-process research and development charges of $1.3 million. The pro forma information above also reflects interest expense assuming borrowings at the beginning of each respective period of $350.0 million of 7.0% senior subordinated notes and $238.4 million at 6.6% interest under our senior secured credit agreement to finance the acquisitions.
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

Note 3: Operating Segments
We conduct our operations through four reported operating segments—Belden Americas, Specialty Products, Europe, and Asia Pacific. In January 2007, we reassigned our metal enclosures, racks and accessories business headquartered in Washington, Pennsylvania from the Specialty Products segment to the Belden Americas segment. We restated 2006 amounts to reflect this change in segment composition.
Finance and administration costs reflected in the column entitled F&A in the following tables represent corporate headquarters operating and treasury expenses. Amounts reflected in the column entitled Eliminations represent the eliminations of affiliate revenues and affiliate cost of sales.

	Belden	Specialty		Asia
	Americas	Products	Europe	Pacific	F&A	Eliminations	Total
	(In thousands)

Three Months Ended September 23, 2007

Total assets	$417,027	$212,279	$1,127,266	$365,560	$1,470,653	$(1,489,033)	$2,103,752
External customer revenues	231,625	60,575	171,828	97,583	—	—	561,611
Affiliate revenues	18,069	26,459	7,271	—	—	(51,799)	—
Operating income (loss)	44,929	14,557	23,627	10,276	(10,680)	(10,212)	72,497

Three Months Ended September 24, 2006

External customer revenues	$209,166	$62,270	$95,569	$18,576	$—	$—	$385,581
Affiliate revenues	15,266	8,366	2,618	—	—	(26,250)	—
Operating income (loss)	35,768	11,256	170	1,386	(8,087)	(4,876)	35,617

Nine Months Ended September 23, 2007

Total assets	$417,027	$212,279	$1,127,266	$365,560	$1,470,653	$(1,489,033)	$2,103,752
External customer revenues	639,661	181,808	430,115	196,673	—	—	1,448,257
Affiliate revenues	47,766	62,097	15,012	—	—	(124,875)	—
Operating income (loss)	121,590	40,962	33,382	18,596	(29,872)	(23,184)	161,474

Nine Months Ended September 24, 2006

External customer revenues	$610,550	$190,382	$269,082	$47,040	$—	$—	$1,117,054
Affiliate revenues	49,141	22,420	6,627	—	—	(78,188)	—
Operating income (loss)	105,167	27,086	(901)	4,319	(21,128)	(15,167)	99,376
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended		Nine Months Ended
	September 23, 2007	September 24, 2006	September 23, 2007	September 24, 2006
	(In thousands)

Operating income	$72,497	$35,617	$161,474	$99,376
Interest expense	(7,561)	(3,056)	(18,769)	(10,549)
Interest income	803	1,971	5,286	4,610
Other income (expense)	581	(82)	(864)	(551)

Income from continuing operations before taxes	$66,320	$34,450	$147,127	$92,886

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
Note 5: Income per Share
The following table presents the basis of the income per share computation:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	23, 2007	24, 2006	23, 2007	24, 2006
	(In thousands)

Numerator for basic income per share:
Income from continuing operations	$49,416	$24,386	$101,534	$60,850
Loss from discontinued operations	—	—	—	(1,330)
Loss on disposal of discontinued operations	—	—	—	(4,298)

Net income	$49,416	$24,386	$101,534	$55,222

Numerator for diluted income per share:
Income from continuing operations	$49,416	$24,386	$101,534	$60,850
Tax-effected interest expense on convertible subordinated debentures	—	678	875	2,033

Adjusted income from continuing operations	49,416	25,064	102,409	62,883
Loss from discontinued operations	—	—	—	(1,330)
Loss on disposal of discontinued operations	—	—	—	(4,298)

Adjusted net income	$49,416	$25,064	$102,409	$57,255

Denominator:
Denominator for basic income per share—weighted average shares	45,084	43,513	44,887	43,044
Effect of dilutive common stock equivalents	5,047	7,014	6,006	6,920

Denominator for diluted income per share—adjusted weighted average shares	50,131	50,527	50,893	49,964

Note 6: Inventories
The major classes of inventories were as follows:

	September 23,	December 31,
	2007	2006
	(In thousands)
Raw materials	$77,291	$54,542
Work-in-process	62,969	38,357
Finished goods	143,996	120,520
Perishable tooling and supplies	4,247	4,016

Gross inventories	288,503	217,435
Obsolescence and other reserves	(28,961)	(15,187)

Net inventories	$259,542	$202,248

Note 7: Long-Lived Assets
During the three-month period ended September 23, 2007, we completed the sale of our telecommunications cable operation in the Czech Republic for $25.7 million and recorded a gain of $7.8 million within the Europe segment. Of the $25.7 million in proceeds, $12.8 million was received in the third quarter of 2007. The remaining $12.9 million is due in installments through March 2008.
During the three-month period ended September 23, 2007, we sold certain Belden Americas segment real estate and equipment in Illinois for $4.2 million cash and recognized a gain of $0.7 million.
During the nine months ended September 23, 2007, we sold certain Belden Americas segment real estate and equipment in South Carolina and Vermont for $6.7 million cash. We recognized an aggregate $0.1 million loss on the disposals of these assets in the Belden Americas segment operating results.
During the nine months ended September 23, 2007, we identified certain tangible long-lived assets related to our plant in Canada for which the carrying value was not fully recoverable. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.9 million in the Belden Americas segment operating results.
During the nine months ended September 23, 2007, we identified certain tangible long-lived assets related to our plants in the Czech Republic and the Netherlands that were abandoned because of product portfolio management and product sourcing actions. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.4 million in the Europe segment operating results.
We recognized depreciation expense of $10.7 million, $30.2 million, $7.5 million and $24.7 million in the three- and nine-month periods ended September 23, 2007 and September 24, 2006, respectively. We also recognized depreciation cost of $2.7 million related to our discontinued Manchester, United Kingdom operation in loss from discontinued operations during the nine months ended September 24, 2006.
We recognized amortization expense related to our intangible assets of $2.7 million, $8.5 million, $0.7 million and $2.2 million during the three- and nine-month periods ended September 23, 2007 and September 24, 2006, respectively.

Note 8: Restructuring Activities
North America Restructuring
In 2006, we announced our decision to restructure certain North American operations in an effort to lower our manufacturing cost, starting with the planned construction of a new plant in Mexico, the planned closures of plants in Kentucky, South Carolina, and Illinois, and the cessation of manufacturing at our facility in Quebec. In the third quarter of 2007, we recognized severance costs totaling $0.1 million in cost of sales within the Belden Americas segment. We expect to incur severance costs in the Belden Americas segment totaling approximately $11 million related to these activities and to complete these activities by December 31, 2007. To date, we have recognized $10.1 million of these severance costs.
Europe Restructuring
In 2005 and 2006, we announced various decisions to restructure certain European operations in an effort to reduce manufacturing floor space and overhead, starting with the closures of a plant in Sweden and sales offices in the United Kingdom and Germany, as well as product portfolio actions in the Czech Republic and the Netherlands. To date, we have recognized severance costs totaling $16.0 million related to these activities. We did not recognize any severance costs in the third quarter of 2007 and do not anticipate recognizing additional severance costs through the expected completion date of December 31, 2007.
Reduction in Force
In 2006, we identified certain positions throughout the organization for elimination in an effort to reduce production, selling, and administrative costs. In the third quarter of 2007, we did not recognize any significant severance costs related to these activities. To date, we have recognized severance costs totaling $3.7 million primarily in the Belden Americas segment and do not anticipate recognizing additional severance costs through the expected completion date of December 31, 2007.

The following table sets forth restructuring activity that occurred during the three and nine months ended September 23, 2007:

	North America	Europe	Reduction in Force
	Restructuring	Restructuring	Restructuring
	(In thousands)

Balance at December 31, 2006	$7,565	$4,482	$3,373
New charges	870	77	214
Cash payments	(188)	(832)	(1,387)
Foreign currency translation	(82)	42	1
Other adjustments	—	—	(16)

Balance at March 25, 2007	$8,165	$3,769	$2,185
New charges	384	—	—
Cash payments	(6,394)	(1,582)	(852)
Foreign currency translation	494	(8)	27
Other adjustments	—	—	(72)

Balance at June 24, 2007	$2,649	$2,179	$1,288
New charges	93	—	6
Cash payments	(1,702)	(1,086)	(233)
Foreign currency translation	56	58	18
Other adjustments	(172)	(3)	(329)

Balance at September 23, 2007	$924	$1,148	$750

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.
Note 9: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
On March 16, 2007, we completed a private offering of $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank senior to our convertible subordinated debentures, rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15. In the third quarter of 2007, we filed under the Securities Act of 1933 an exchange offer that was completed on October 12, 2007. All of the outstanding senior subordinated notes were exchanged for new notes with substantially identical terms.
Senior Secured Credit Facility
On February 16, 2007, we amended our existing senior secured credit agreement, increasing the commitment under our senior secured credit facility from $165.0 million to $225.0 million and revising certain restrictive covenants governing affiliate indebtedness and asset sales. The facility is secured by our overall cash flow and certain of our assets in the United States. The amended agreement contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. At September 23, 2007, there were no outstanding borrowings under the facility, we had $220.7 million in available borrowing capacity, and we were in compliance with the covenants required by the amended agreement.

Convertible Subordinated Debentures
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.0% convertible subordinated debentures due 2023 for $110.0 million aggregate principal outstanding of the previous 4.0% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay cash up to the principal amount and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The previous debentures were convertible only into shares of our common stock. We may call some or all of the debentures on or after July 21, 2008. Holders may surrender their debentures for conversion into cash and shares of common stock upon satisfaction of any of the conditions listed in Note 11 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. At September 23, 2007, one of these conditions—the closing sale price of our common stock must be at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period prior to surrender—had been satisfied. Because the holders of these debentures may at their election currently tender them for conversion, we have classified the obligations as a current liability. As of September 23, 2007, the debentures are convertible into cash of $110.0 million and approximately 4.0 million shares of common stock based on a conversion price of $17.679. To date, no holders of the debentures have surrendered their debentures for conversion into cash and shares of our common stock.
Medium-Term Notes
On February 16, 2007, we redeemed our medium-term notes in the aggregate principal amount of $62.0 million. In connection therewith, we paid a make-whole premium of approximately $2.0 million which was recognized as other expense in the Consolidated Statement of Operations. The redemption was made with cash on hand.
Note 10: Income Taxes
Tax expense of $45.6 million for the nine months ended September 23, 2007 resulted from income from continuing operations before taxes of $147.1 million. The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amount determined by applying the applicable statutory United States tax rate for the nine months ended September 23, 2007 is analyzed below:

Nine Months Ended September 23, 2007	Amount	Rate
	(in thousands, except rate data)

Provision at statutory rate	$51,494	35.0%
State income taxes	3,574	2.4
Change in valuation allowance	(2,663)	(1.8)
Change in liability for unrecognized tax benefits	1,012	0.7
Effect of German tax rate change on deferred taxes	(3,084)	(2.1)
Foreign tax rate variances and other, net	(4,740)	(3.2)

Total tax expense	$45,593	31.0%

As a result of our adoption of FIN No. 48 on January 1, 2007, we recognized a $2.7 million decrease to reserves for uncertain tax positions. We accounted for this decrease as an adjustment to our beginning balance of retained earnings on the Consolidated Balance Sheet. Including this cumulative-effect decrease, we had approximately $4.2 million of total unrecognized tax benefits at the beginning of 2007. All of the unrecognized tax benefits would affect our effective tax rate if recognized. It is reasonably possible that the unrecognized tax benefits related to various federal, state, and international tax issues could decrease by up to $1.4 million for the year ending December 31, 2007 because of the expiration of several statutes of limitation.
Our federal income tax returns for the tax years 2004 and later remain subject to examination by the Internal Revenue Service. Our state income tax returns for the tax years 2002 and later remain subject to examination by various state taxing authorities. Our foreign income tax returns for the tax years 2000 and later remain subject to examination by various foreign taxing authorities.
In the third quarter of 2007, we revised our estimated annual effective rate to reflect a change in the German statutory rate from approximately 37% to approximately 30% effective January 1, 2008, resulting from legislation that was enacted on August 14, 2007. Income tax expense decreased by $3.1 million due to the application of the newly enacted rates to existing deferred tax balances.
Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, we have approximately $0.5 million of accrued interest related to uncertain tax positions.
Note 11: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for the plans:

	Pension Obligations		Other Postretirement Obligations
	September 23, 2007	September 24, 2006	September 23, 2007	September 24, 2006
	(In thousands)
Three Months Ended
Service cost	$1,667	$1,419	$72	$182
Interest cost	2,949	1,913	477	622
Expected return on plan assets	(3,031)	(2,319)	—	—
Amortization of prior service cost	4	(10)	(27)	(27)
Curtailment gain	—	—	—	—
Net loss recognition	563	483	153	189

Net periodic benefit cost	$2,152	$1,486	$675	$966

Nine Months Ended
Service cost	$4,896	$4,788	$410	$537
Interest cost	8,385	6,226	1,660	1,845
Expected return on plan assets	(9,119)	(7,349)	—	—
Amortization of prior service cost	11	(30)	(81)	(81)
Curtailment gain	(523)	—	—	—
Net loss recognition	1,691	1,646	459	565

Net periodic benefit cost	$5,341	$5,281	$2,448	$2,866

Note 12: Share Repurchases
On August 16, 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. From that date through September 23, 2007, we repurchased 220,500 shares of our common stock at an aggregate cost of $10.6 million. From September 24, 2007 through October 25, 2007, we repurchased an additional 60,800 shares of our common stock at an aggregate cost of $2.9 million.

Note 13: Supplemental Guarantor Information
In 2007, Belden Inc. (the Issuer) issued $350.0 million of senior subordinated notes due 2017. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.
Supplemental Condensed Consolidating Balance Sheets

	September 23, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,575	$96,749	$—	$120,324
Receivables	83	102,841	326,685	—	429,609
Inventories, net	—	118,117	141,425	—	259,542
Deferred income taxes	—	(2,780)	43,608	—	40,828
Other current assets	1,564	4,134	11,162	—	16,860

Total current assets	1,647	245,887	619,629	—	867,163
Property, plant and equipment, less accumulated depreciation	—	125,309	257,576	—	382,885
Goodwill	—	247,544	389,551	—	637,095
Intangible assets, less accumulated amortization	—	54,602	108,892	—	163,494
Investment in subsidiaries	884,928	614,095	—	(1,499,023)	—
Other long-lived assets	9,261	5,254	38,600	—	53,115

	$895,836	$1,292,691	$1,414,248	$(1,499,023)	$2,103,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,851	$184,272	$218,096	$—	$410,219
Current maturities of long-term debt	110,000	—	—	—	110,000

Total current liabilities	117,851	184,272	218,096	—	520,219
Long-term debt	350,000	—	—	—	350,000
Postretirement benefits	—	21,853	106,038	—	127,891
Deferred income taxes	—	50,416	41,337	—	91,753
Other long-term liabilities	3,144	2,563	1,159	—	6,866
Intercompany accounts	(128,459)	(250,049)	378,508	—	—
Total stockholders’ equity	553,300	1,283,636	669,110	(1,499,023)	1,007,023

	$895,836	$1,292,691	$1,414,248	$(1,499,023)	$2,103,752

	December 31, 2006
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$136,613	$117,538	$—	$254,151
Receivables, less allowance for doubtful accounts of $2,637	187	86,049	131,672	—	217,908
Inventories, net	—	115,399	86,849	—	202,248
Deferred income taxes	—	(2,780)	37,444	—	34,664
Other current assets	190	6,183	4,092	—	10,465

Total current assets	377	341,464	377,595	—	719,436
Property, plant and equipment, less accumulated depreciation	—	139,170	133,115	—	272,285
Goodwill	—	241,463	33,671	—	275,134
Intangible assets, less accumulated amortization	—	56,278	14,686	—	70,964
Investment in subsidiaries	663,150	293,018	—	(956,168)	—
Other long-lived assets	733	7,397	10,019	—	18,149

	$664,260	$1,078,790	$569,086	$(956,168)	$1,355,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,135	$106,534	$88,339	$—	$200,008
Current maturities of long-term debt	—	62,000	—	—	62,000

Total current liabilities	5,135	168,534	88,339	—	262,008

Long-term debt	110,000	—	—	—	110,000
Postretirement benefits	—	21,670	41,325	—	62,995
Deferred income taxes	—	50,277	21,122	—	71,399
Other long-term liabilities	13	4,329	1,323	—	5,665
Intercompany accounts	103,164	(228,417)	125,253	—	—
Total stockholders’ equity	445,948	1,062,397	291,724	(956,168)	843,901

	$664,260	$1,078,790	$569,086	$(956,168)	$1,355,968

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 23, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)

Revenues	$—	$278,254	$348,511	$(65,154)	$561,611
Cost of sales	—	(207,565)	(261,503)	65,154	(403,914)

Gross profit	—	70,689	87,008	—	157,697
Selling, general and administrative expenses	(277)	(39,113)	(54,366)	—	(93,756)
Gain on sale of assets	—	716	7,840	—	8,556

Operating income (loss)	(277)	32,292	40,482	—	72,497
Interest expense	(8,052)	344	147	—	(7,561)
Interest income	—	214	589	—	803
Intercompany income (expense)	4,354	(1,952)	(2,402)	—	—
Income (loss) from equity investment in subsidiaries	52,000	34,191	—	(86,191)	—
Other income	—	—	581	—	581

Income (loss) from continuing operations before taxes	48,025	65,089	39,397	(86,191)	66,320
Income tax benefit (expense)	1,391	(13,089)	(5,206)	—	(16,904)

Net income (loss)	$49,416	$52,000	$34,191	$(86,191)	$49,416

	Three Months Ended September 24, 2006
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)

Revenues	$—	$251,529	$182,681	$(48,629)	$385,581
Cost of sales	—	(189,948)	(154,889)	48,629	(296,208)

Gross profit	—	61,581	27,792	—	89,373
Selling, general and administrative expenses	—	(34,225)	(17,009)	—	(51,234)
Asset impairment	—	—	(2,522)	—	(2,522)

Operating income	—	27,356	8,261	—	35,617
Interest expense	(1,229)	(1,831)	4	—	(3,056)
Interest income	—	1,273	698	—	1,971
Intercompany income (expense)	1,503	3,801	(5,304)	—	—
Income (loss) from equity investment in subsidiaries	24,208	2,377	—	(26,585)	—
Other expense	—	—	(82)	—	(82)

Income (loss) from continuing operations before taxes	24,482	32,976	3,577	(26,585)	34,450
Income tax expense	(96)	(8,768)	(1,200)	—	(10,064)

Net income (loss)	$24,386	$24,208	$2,377	$(26,585)	$24,386

	Nine Months Ended September 23, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)

Revenues	$—	$777,000	$849,311	$(178,054)	$1,448,257
Cost of sales	—	(571,741)	(654,984)	178,054	(1,048,671)

Gross profit	—	205,259	194,327	—	399,586
Selling, general and administrative expenses	(692)	(113,324)	(129,390)	—	(243,406)
Gain on sale of assets	—	716	7,840	—	8,556
Asset impairment	—	—	(3,262)	—	(3,262)

Operating income (loss)	(692)	92,651	69,515	—	161,474
Interest expense	(18,580)	(26)	(163)	—	(18,769)
Interest income	—	2,740	2,546	—	5,286
Intercompany income (expense)	10,434	(4,296)	(6,138)	—	—
Income (loss) from equity investment in subsidiaries	107,278	54,059	—	(161,337)	—
Other income (expense)	—	(2,016)	1,152	—	(864)

Income (loss) from continuing operations before taxes	98,440	143,112	66,912	(161,337)	147,127
Income tax benefit (expense)	3,094	(35,834)	(12,853)	—	(45,593)

Net income (loss)	$101,534	$107,278	$54,059	$(161,337)	$101,534

	Nine Months Ended September 24, 2006
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)

Revenues	$—	$754,017	$536,126	$(173,089)	$1,117,054
Cost of sales	—	(574,590)	(460,588)	173,089	(862,089)

Gross profit	—	179,427	75,538	—	254,965
Selling, general and administrative expenses	(475)	(99,466)	(50,765)	—	(150,706)
Asset impairment	—	(2,361)	(2,522)	—	(4,883)

Operating income (loss)	(475)	77,600	22,251	—	99,376
Interest expense	(4,024)	(6,443)	(82)	—	(10,549)
Interest income	—	2,995	1,615	—	4,610
Intercompany income (expense)	4,225	1,432	(5,657)	—	—
Income (loss) from equity investment in subsidiaries	55,400	4,068	—	(59,468)	—
Other expense	—	—	(551)	—	(551)

Income (loss) from continuing operations before taxes	55,126	79,652	17,576	(59,468)	92,886
Income tax benefit (expense)	96	(24,252)	(7,880)	—	(32,036)

Income (loss) from continuing operations	55,222	55,400	9,696	(59,468)	60,850
Loss from discontinued operations, net of tax	—	—	(1,330)	—	(1,330)
Loss on disposal of discontinued operations, net of tax	—	—	(4,298)	—	(4,298)

Net income (loss)	$55,222	$55,400	$4,068	$(59,468)	$55,222

Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 23, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Net cash provided by (used in) operating activities	$(244,085)	$233,384	$179,017	$—	$168,316
Cash flows from investing activities:
Cash used to acquire businesses	—	—	(588,426)	—	(588,426)
Proceeds from disposal of tangible assets	—	10,940	13,116	—	24,056
Capital expenditures	—	(28,481)	(13,002)	—	(41,483)

Net cash used for investing activities	—	(17,541)	(588,312)	—	(605,853)
Cash flows from financing activities:
Proceeds from exercises of stock options	29,132	—	—	—	29,132
Excess tax benefits related to share-based compensation	7,041	—	—	—	7,041
Cash dividends paid	(6,750)	—	—	—	(6,750)
Debt issuance costs	(10,212)	—	—	—	(10,212)
Payments under share repurchase program	(10,626)	—	—	—	(10,626)
Borrowings under credit arrangements	546,000	—	—	—	546,000
Payments under borrowing arrangements	(196,000)	(62,000)	—	—	(258,000)
Intercompany capital contributions	(114,500)	(266,881)	381,381	—	—

Net cash provided by (used for) financing activities	244,085	(328,881)	381,381	—	296,585
Effect of currency exchange rate changes on cash and cash equivalents	—	—	7,125	—	7,125

Decrease in cash and cash equivalents	—	(113,038)	(20,789)	—	(133,827)
Cash and cash equivalents, beginning of period	—	136,613	117,538	—	254,151

Cash and cash equivalents, end of period	$—	$23,575	$96,749	$—	$120,324

	Nine Months Ended September 24, 2006
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Net cash provided by (used in) operating activities	$(33,261)	$70,344	$21,348	$—	$58,431
Cash flows from investing activities:
Proceeds from disposal of tangible assets	—	77	30,611	—	30,688
Capital expenditures	—	(7,629)	(2,818)	—	(10,447)

Net cash provided by (used for) investing activities	—	(7,552)	27,793	—	20,241
Cash flows from financing activities:
Proceeds from exercises of stock options	34,265	—	—	—	34,265
Excess tax benefits related to share-based payments	6,577	—	—	—	6,577
Cash dividends paid	(6,518)	—	—	—	(6,518)
Debt issuance costs	(1,063)	—	—	—	(1,063)
Payments under borrowing arrangements	—	(59,000)	(53)	—	(59,053)

Net cash provided by (used for) financing activities	33,261	(59,000)	(53)	—	(25,792)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	3,058	—	3,058

Increase in cash and cash equivalents	—	3,792	52,146	—	55,938
Cash and cash equivalents, beginning of period	—	92,636	42,002	—	134,638

Cash and cash equivalents, end of period	$—	$96,428	$94,148	$—	$190,576

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We design, manufacture, and market signal transmission solutions for data networking and a wide range of specialty electronics markets including entertainment, industrial, security, consumer electronics and aerospace applications.
We consider revenue growth, operating margin, cash flows, return on equity, and working capital management metrics to be our key operating performance indicators.
Trends and Events
The following trends and events arising during 2007 have had varying effects on our financial condition, results of operations and cash flows.
Acquisitions
On March 26, 2007, we completed the acquisition of Germany-based Hirschmann, a leading supplier of Industrial Ethernet solutions and industrial connectors. Hirschmann had annual revenues of approximately $250 million in 2006.
On March 27, 2007, we completed the acquisition of Hong Kong-based LTK, a leading supplier of electronic cable for the China market. LTK had annual revenues of approximately $220 million in 2006.
On April 30, 2007, we completed the acquisition of Germany-based Lumberg Automation, a leading supplier of industrial connectors. Lumberg Automation had annual revenues of approximately $75 million in 2006.
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
On March 16, 2007, we completed a private offering of $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. In the third quarter of 2007, we filed under the Securities Act of 1933 an exchange offer that was completed on October 12, 2007. All of the outstanding senior subordinated notes were exchanged for new notes with substantially identical terms.
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

On August 16, 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. From that date through September 23, 2007, we repurchased 220,500 shares of our common stock at an aggregate cost of $10.6 million. From September 24, 2007 through October 25, 2007, we repurchased an additional 60,800 shares of our common stock at an aggregate cost of $2.9 million.
Restructuring Activities
We implemented restructuring actions during 2005—2007 in both Europe and North America and initiated worldwide position eliminations in 2006. In Europe, we exited the United Kingdom telecommunications cable market, ceased to manufacture certain products in Hungary, the Czech Republic, and the Netherlands, sold our telecommunications cable operation in the Czech Republic, and sold a plant in Sweden in an effort to reduce manufacturing floor space and overhead and to streamline administrative processes. In North America, we have constructed a new plant in Mexico, sold plants in South Carolina, Illinois and Vermont, announced the closure of a plant in Kentucky, and announced the cessation of manufacturing at a plant in Canada in an effort to reduce our manufacturing costs. We have initiated worldwide position eliminations in an effort to streamline production support, sales, and administrative operations. As a result of these actions, we recognized severance costs in the nine-month period ended September 23, 2007 totaling $1.6 million. We may recognize additional severance costs during the fourth quarter of 2007.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At September 23, 2007, the total unrecognized compensation cost related to all nonvested awards was $22.6 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that is or would be considered material to investors.
Current-Year Adoption of Recent Accounting Pronouncements
Discussion regarding our adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is included in Note 1 and Note 10 to the Consolidated Financial Statements.
Pending Adoption of Recent Accounting Pronouncements
Discussion regarding our pending adoption of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is included in Note 1 to the Consolidated Financial Statements.

Critical Accounting Policies
During the nine months ended September 23, 2007:
•	We did not change any of our existing critical accounting policies from those listed in our 2006 Annual Report on Form 10-K;
•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed, except for the required adoption of FIN No. 48 effective January 1, 2007.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended			Nine Months Ended
	September 23,	September 24,	%	September 23,	September 24,	%
	2007	2006	Change	2007	2006	Change
			(in thousands, except percentages)
Revenues	$561,611	$385,581	45.7%	$1,448,257	$1,117,054	29.6%
Gross profit	157,697	89,373	76.4%	399,586	254,965	56.7%
Operating income	72,497	35,617	103.5%	161,474	99,376	62.5%
Income from continuing operations before taxes	66,320	34,450	92.5%	147,127	92,886	58.4%
Income from continuing operations	49,416	24,386	102.6%	101,534	60,850	66.9%
Revenues increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 primarily for the following reasons:
•	The three recent acquisitions contributed revenues of $164.8 million and $314.0 million in the three- and nine-month periods ended September 23, 2007, respectively, and contributed approximately 43 and 28 percentage points to the revenue increases, respectively.

•	For the three- and nine-month periods ended September 23, 2007, revenues also increased due to increased selling prices and favorable product mix that resulted primarily from our strategic initiative in portfolio management to reposition many products for margin improvement. Sales price increases and favorable product mix contributed approximately 5 and 9 percentage points of the revenue increase in the three- and nine-month periods ended September 23, 2007, respectively.

•	Favorable currency translation contributed approximately 2 percentage points of the revenue increase in each of the three- and nine-month periods ended September 23, 2007.
The positive impact that the factors listed above had on the revenue comparison were partially offset by the following factors:
•	For the three- and nine-month periods ended September 23, 2007, unit sales declined as a result of our strategic initiative in product portfolio management which reduced sales of certain lower-margin products because of price increases.

•	Lower unit sales and lost sales from the disposal of our telecommunications cable operation in the Czech Republic partially offset the revenue increases by approximately 4 and 9 percentage points in the three- and nine-month periods ended September 23, 2007, respectively.

Gross profit increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 primarily for the following reasons:
•	We acquired Hirschmann, LTK and Lumberg Automation in 2007, which contributed in total $50.8 million and $89.1 million of gross profit in the three- and nine-month periods ended September 23, 2007, respectively.
•	We increased prices and deemphasized certain lower-margin products as part of our product portfolio management initiative.
•	We closed plants in South Carolina, Illinois, and Sweden and reduced production at a plant in Kentucky in late 2006 as part of our regional manufacturing strategic initiative.
•	We recognized lower excess and obsolete inventory charges in the three- and nine-month periods ended September 23, 2007 compared to the same periods of 2006 by $3.3 million and $7.3 million, respectively. The decrease in excess and obsolete inventory charges was primarily due to a change in 2006 in the parameters we used to identify such inventories.
•	We recognized lower severance costs in the three- and nine-month periods ended September 23, 2007 compared to the same periods of 2006 by $4.8 million and $5.1 million, respectively. Severance costs recognized in the three- and nine-month periods ended September 23, 2007 primarily related to North American restructuring actions. Severance costs recognized in the three- and nine-month periods ended September 24, 2006 primarily related to European restructuring actions.
The positive impact that the factors listed above had on the gross profit comparison were partially offset by the following factors:
•	We incurred $8.3 million of additional cost of sales in the nine-month period ended September 23, 2007 due to the effects of purchase accounting, primarily inventory cost step-up related to the three recent acquisitions that was recognized in the second quarter.
•	We incurred redundant costs and inefficiencies as we continue to shift production from high cost to low cost locations.
Selling, general and administrative (SG&A) expenses increased in the three- and nine-month periods ended September 23, 2007 primarily for the following reasons:
•	We acquired Hirschmann, LTK and Lumberg Automation in 2007, which incurred in total $33.2 million and $68.9 million of SG&A expenses in the three- and nine-month periods ended September 23, 2007, respectively.
•	Excluding the impact of the recent acquisitions, we recognized share-based compensation costs in the three- and nine-month periods ended September 23, 2007 that exceeded those recognized in the comparable periods of 2006 by $1.4 million and $3.1 million, respectively, primarily due to incremental expense from the annual equity awards made in February 2007.
•	Excluding the impact of the recent acquisitions and share-based compensation, we recognized salaries, wages, and associated fringe benefits costs in the three- and nine-month periods ended September 23, 2007 that exceeded those recognized in the comparable periods of 2006 by $2.5 million and $7.7 million, respectively. These increases mainly represented additional expense related to annual incentive plan compensation and additional sales and marketing resources primarily in the Asia Pacific segment.
During the three- and nine-month periods ended September 23, 2007, we completed the sale of our telecommunications cable operation in the Czech Republic for $25.7 million and recorded a gain of $7.8 million. Additionally, in the same period we sold a plant in Illinois as part of our previously announced restructuring plan and recorded a gain of $0.7 million.

Operating income increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 primarily due to the favorable gross profit comparison and gain on sale of assets partially offset by the unfavorable SG&A expense comparison discussed above.
Income from continuing operations before taxes increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 due to higher operating income partially offset by higher interest expense resulting from the March 2007 issuance of 7.0% senior subordinated notes with an aggregate principal amount of $350.0 million.
Income tax expense as a percentage of pretax income was favorably impacted in 2007 by a reduction in the German statutory tax rate from 37% to 30% and by the geographic mix of pretax income. Income from continuing operations increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 due to higher pretax income partially offset by higher income tax expense. Consequently, return on equity for the nine-month period ended September 23, 2007 was 10% compared to 7% for the same period in 2006.
Belden Americas Segment

	Three Months Ended			Nine Months Ended
	September 23,	September 24,	%	September 23,	September 24,	%
	2007	2006	Change	2007	2006	Change
			(in thousands, except percentages)
Total revenues	$249,694	$224,432	11.3%	$687,427	$659,691	4.2%
Operating income	44,929	35,768	25.6%	121,590	105,167	15.6%
as a percent of total revenues	18.0%	15.9%		17.7%	15.9%
Belden Americas total revenues, which include affiliate revenues, increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 primarily due to increased selling prices, favorable mix and favorable foreign currency translation on international revenues. In the three-month-period ended September 23, 2007, revenues also increased due to increased unit sales volume in the industrial and video/sound/security product lines. In the nine-month-period ended September 23, 2007, unit sales volume decreased due to our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Operating income increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 primarily due to the growth in revenues and favorable product mix. Operating income in the three- and nine-month periods ended September 23, 2007 also benefited from a $0.7 million gain on the sale of a plant in Illinois. These positive factors affecting the operating results comparison were partially offset by redundant costs and inefficiencies incurred as we continue to shift production from high cost to low cost locations.
Specialty Products Segment

	Three Months Ended			Nine Months Ended
	September 23,	September 24,	%	September 23,	September 24,	%
	2007	2006	Change	2007	2006	Change
			(in thousands, except percentages)
Total revenues	$87,034	$70,636	23.2%	$243,905	$212,802	14.6%
Operating income	14,557	11,256	29.3%	40,962	27,086	51.2%
as a percent of total revenues	16.7%	15.9%		16.8%	12.7%
Specialty Products total revenues, which include affiliate revenues, increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 primarily due to increased affiliate revenues as more of the capacity in the Specialty Products segment was used to meet customer demand in the Belden Americas segment. External customer revenues decreased due to lower unit sales volume partially offset by increased selling prices and favorable product mix. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Gross margins improved as a result of these product portfolio management actions. Operating income increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 primarily due to the improvement in revenues and gross margins as discussed above.
Europe Segment

	Three Months Ended			Nine Months Ended
	September 23,	September 24,	%	September 23,	September 24,	%
	2007	2006	Change	2007	2006	Change
			(in thousands, except percentages)
Total revenues	$179,099	$98,187	82.4%	$445,127	$275,709	61.4%
Operating income (loss)	23,627	170	N/A	33,382	(901)	N/A
as a percent of total revenues	13.2%	0.2%		7.5%	-0.3%
Europe total revenues, which include affiliate revenues, increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods in 2006 primarily due to the acquisitions of Hirschmann and Lumberg Automation as well as increased selling prices, favorable mix, and favorable foreign currency translation partially offset by lost revenues from the disposition of our telecommunications cable operation in the Czech Republic and decreased unit sales volume. In the three- and nine-month periods ended September 23, 2007, Hirschmann and Lumberg Automation had revenues in total of $88.4 million and $166.7 million. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Although unit sales volume decreased, gross margins improved as a result of both product portfolio management and cost reduction actions. Europe operating results improved in the three- and nine-month periods ended September 23, 2007 primarily due to revenue increases, improved factory utilization and cost reductions that resulted from restructuring actions, including the 2006 closure of a plant in Sweden and decreased production in the Netherlands, a $7.8 million gain recognized on the sale of our telecommunications cable operation in the Czech Republic, and severance costs recognized in the three- and nine-month periods ended September 23, 2007 that were less than those recognized in the same periods of 2006 by $4.5 million and $7.2 million, respectively. These positive factors affecting the operating results comparison were partially offset by $10.2 million of nonrecurring expenses from the effects of purchase accounting recognized in the nine-month period ended September 23, 2007 relating to the acquisitions of Hirschmann and Lumberg Automation. These expenses include inventory cost step-up of $6.6 million recognized in cost of sales, amortization of the sales backlog intangible assets of $2.3 million, and in-process research and development charges of $1.3 million.
Asia Pacific Segment

	Three Months Ended			Nine Months Ended
	September 23,	September 24,	%	September 23,	September 24,	%
	2007	2006	Change	2007	2006	Change
			(in thousands, except percentages)
Total revenues	$97,583	$18,576	425.3%	$196,673	$47,040	318.1%
Operating income	10,276	1,386	641.4%	18,596	4,319	330.6%
as a percent of total revenues	10.5%	7.5%		9.5%	9.2%

Asia Pacific total revenues increased in the three- and nine-month periods ended September 23, 2007 from the comparable periods of 2006 primarily due to the acquisition of LTK. In the three- and nine-month periods ended September 23, 2007, LTK had revenues of $76.3 million and $147.3 million, respectively. In the three- and nine-month periods ended September 23, 2007, revenues from Belden branded products increased due to increased selling prices, favorable mix, and favorable currency translation on international revenues. Price improvement resulted primarily from our strategic initiatives in product portfolio management. Operating income increased during the three- and nine-month periods ended September 23, 2007 from the comparable periods of 2006 primarily due to operating income generated from LTK of $7.6 million and $12.6 million, respectively. Operating income also increased due to favorable product mix resulting from product portfolio management actions. These positive factors were partially offset by increases in salaries, wages, and associated benefits primarily a result of increased sales personnel in the segment. Additionally, operating income in the nine-month period ended September 23, 2007 includes $2.0 million of nonrecurring expenses from the effects of purchase accounting, primarily inventory cost step-up of $1.7 million recognized in cost of sales and amortization of the sales backlog intangible asset of $0.3 million.
Discontinued Operations
We recognized a $4.3 million after-tax loss ($6.1 million pretax) on the disposal of discontinued operations in 2006 related to the sale of Manchester. During 2006, Manchester generated revenues of $27.6 million and incurred a $1.3 million after-tax loss ($1.9 million pretax) on operations that we recognized as a loss from discontinued operations on the Consolidated Statements of Operations.
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for business acquisitions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. We believe our sources of liquidity are sufficient to fund current working capital requirements, planned capital expenditures, scheduled contributions for our retirement plans, quarterly dividend payments, and our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.
The following table is derived from our Consolidated Cash Flow Statements:

	NineMonths Ended
	September 23, 2007	September 24, 2006
	(In thousands)

Net cash provided by (used for):
Operating activities	$168,316	$58,431
Investing activities	(605,853)	20,241
Financing activities	296,585	(25,792)
Effects of currency exchange rate changes on cash and cash equivalents	7,125	3,058

Increase (decrease) in cash and cash equivalents	(133,827)	55,938
Cash and cash equivalents, beginning of period	254,151	134,638

Cash and cash equivalents, end of period	$120,324	$190,576

Net cash provided by operating activities, a key source of our liquidity, increased by $109.9 million in the nine-month period ended September 23, 2007 as compared to the nine-month period ended September 24, 2006 predominantly due to a favorable change in operating assets and liabilities totaling $83.2 million and net income growth totaling $46.3 million.
The favorable change in operating assets and liabilities stems from improved performance in working capital management. Cash flow related to changes in inventory on-hand was a $10.2 million source of cash in the first nine months of 2007 and a $14.8 million use of cash in the first nine months of 2006. Inventory turns (defined as annualized cost of sales for the quarter divided by inventories) increased to 6.2 at September 23, 2007 from 4.7 at September 24, 2006. Excluding the impact of the three recent acquisitions, inventory turns at September 23, 2007 were 5.8. Cash flow related to changes in outstanding receivables improved to a $41.9 million use of cash in the first nine months of 2007 from a $48.2 million use of cash in the first nine months of 2006. This positive impact on cash flow comparisons to the prior year was due to a larger increase in receivables in the first nine months of 2006. The first nine months of 2006 experienced a larger increase in receivables due to strong collections in December 2005. Days sales outstanding in receivables (defined as receivables divided by average daily revenues recognized during the period) increased to 70 days at September 23, 2007 from 54 days at September 24, 2006 primarily due to longer collection cycles at the recently acquired companies. Cash flow related to changes in outstanding accounts payable and accrued liabilities was a $49.2 million source of cash in the first nine months of 2007 and a $15.8 million source of cash in the first nine months of 2006 due primarily to increased payment terms and in the first nine months of 2006 due to rising costs of raw materials. Days payables outstanding (defined as accounts payable and accrued liabilities divided by the average daily cost of sales and selling, general and administrative expenses recognized during the period) was 75 days at September 23, 2007 and 54 days at September 24, 2006. Excluding the impact of the three recent acquisitions, days payables outstanding at September 23, 2007 was 66 days.
Net cash used for investing activities totaled $605.9 million in the first nine months of 2007 as compared to net cash provided by investing activities of $20.2 million in the first nine months of 2006. This change in cash flows from investing activities resulted predominantly from $588.4 million of cash used to acquire Hirschmann, LTK and Lumberg Automation during the first nine months of 2007. The change is also due to a $31.0 million increase in capital expenditures in the first nine months of 2007 as compared to the first nine months of 2006 primarily due to construction of our new plant in Mexico. In addition, proceeds generated from the disposal of assets decreased by $6.6 million in the first nine months of 2007 as compared to the first nine months of 2006. In the first nine months of 2007, we received proceeds totaling $24.1 million related primarily to the sale of our telecommunications cable operation in the Czech Republic and the sales of plants in Illinois, South Carolina and Vermont. Over the next two quarters, we expect to collect a $12.9 million receivable related to the sale of our telecommunications cable operation in the Czech Republic and complete the sale of real estate in Europe that will generate additional cash proceeds. In the first nine months of 2006, we received proceeds totaling $30.7 million related primarily to the sale of Manchester.
On March 26, 2007, March 27, 2007, and April 30, 2007, respectively, we completed the acquisitions of Hirschmann for $258.2 million in cash, LTK for $214.2 million in cash, and Lumberg Automation for $116.0 million in cash. These acquisitions were funded with available cash and cash obtained through external borrowings.
Planned capital expenditures for 2007 are approximately $55-$60 million, which includes the construction of new plants in Mexico and China. We anticipate that these capital expenditures will be funded with available cash, proceeds from disposals of tangible assets, internally-generated funds, and cash obtained through external borrowings. We have the ability to revise and reschedule the anticipated capital expenditure program should our financial position require it.

Net cash provided by financing activities in the first nine months of 2007 totaled $296.6 million as compared to a cash outflow of $25.8 million in the first nine months of 2006. This improvement in the cash flow impact of financing activities resulted predominantly from a $347.1 million increase in net funds provided under borrowing arrangements. In the first nine months of 2007, we issued $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017, redeemed medium-term notes in the aggregate principal amount of $62.0 million, and both borrowed and repaid $196.0 million under our senior secured credit facility. In the first nine months of 2006, we repaid $59.1 million of debt. The positive impact that the net borrowings had on the financing cash flows comparison was partially offset by debt issuance costs paid in the first nine months of 2007 that exceeded debt issuance costs paid in the first nine months of 2006 by $9.1 million and $10.6 million of payments under the share repurchase program. In the first nine months of 2007, we paid debt issuance costs of $10.2 million related primarily to the issuance of the senior subordinated notes. In the first nine months of 2006, we paid debt issuance costs of $1.1 million related to the senior secured credit facility. In the first nine months of 2007, we repurchased 220,500 shares of our common stock for $10.6 million, an average price per share of $48.19. The current share repurchase program authorizes us to repurchase up to $100.0 million of our common stock. Our cash liquidity will be impacted by additional share repurchases in future periods.
Our outstanding debt obligations as of September 23, 2007 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $110.0 million aggregate principal of 4.0% convertible subordinated debentures due 2023. On February 16, 2007, we redeemed medium-term notes in the aggregate principal amount of $62.0 million and, in connection therewith, we paid a make-whole premium of approximately $2.0 million. The redemption was made with cash on hand.
Additional discussion regarding our various borrowing arrangements is included in Note 9 to the Consolidated Financial Statements and the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
Progress made in 2006 and the first nine months of 2007 with many of our strategic initiatives, including product portfolio management and regional manufacturing, together with the expected faster growth rate of the recent acquisitions, positions us to profitably grow revenues 6 to 8 percent over the business cycle, excluding the effects of raw material pricing and currency exchange rates. Including the additional revenue from the Hirschmann, LTK, and Lumberg Automation acquisitions, we expect 2007 consolidated revenues to exceed $2.02 billion.
With the recent acquisitions, we have made some changes to our capital structure. We expect gross interest expense to exceed $26.0 million for the year because of these changes. For 2007, we expect earnings per diluted share to be between $2.85 and $2.95 adjusted for certain purchase accounting effects related to acquisitions, severance charges, adjusted depreciation, asset impairment, gains (losses) on sales of assets, and one-time tax benefits (charges).
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
For a more complete discussion of risk factors, please see our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise, or to continue the practice of providing earnings guidance such as that found under the “Outlook” section.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 7A of our 2006 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2006.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations in which the claimant alleges injury from exposure to heat-resistant asbestos fiber, generally contained in a small number of products manufactured by our predecessors. These proceedings include personal injury cases (about 155 of which we were aware at October 30, 2007) in which we are one of many defendants, 10 of which are scheduled for trial for 2007. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Plaintiffs in these cases generally seek compensatory, special and punitive damages. Through October 30, 2007, we have been dismissed (or reached agreement to be dismissed) in approximately 191 similar cases without any going to trial, and with only 12 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2006 Annual Report on Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs (1)	Plans or Programs
June 25, 2007 through July 22, 2007	—	—	—	—
July 23, 2007 through August 19, 2007	—	—	—	$100,000,000
August 20, 2007 through September 23, 2007	220,500	$48.19	220,500	$89,374,000

Total	220,500	$48.19	220,500	$89,374,000

(1)	On August 16, 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. The program was announced via news release on August 17, 2007.

Item 6: Exhibits
Exhibits

Exhibit 10.1	Separation of Employment Agreement dated September 18, 2007 between the Company and Robert Canny

Exhibit 10.2	General Release of All Claims dated September 18, 2007 between the Company and Robert Canny

Exhibit 10.3	Executive Employment Agreement dated September 18, 2007 between the Company and Louis Pace

Exhibit 10.4	Indemnification Agreement dated September 18, 2007 between the Company and Louis Pace

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.
Date: November 2, 2007	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 2, 2007	By:	/s/ Gray G. Benoist
Gray G. Benoist
Vice President, Finance and Chief Financial Officer

Date: November 2, 2007	By:	/s/ John S. Norman
John S. Norman
Controller and Chief Accounting Officer