Form 10-K
period 2007-12-31
BELDEN INC.
filed 2008-02-29
CIK 913142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

                            (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

At June 22, 2007, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $2,563,575,523 based on the closing price ($57.13) of such stock on such date.

There were 44,127,414 shares of registrant’s Common Stock outstanding on February 24, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2007 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Form 10-K
Item No.	Name of Item	Page

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	16
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
Item 9B.	Other Information	81

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	81
Item 13.	Certain Relationships and Related Transactions, and Director Independence	81
Item 14.	Principal Accountant Fees and Services	81

Part IV
Item 15.	Exhibits and Financial Statement Schedules	81
Signatures		85
Index to Exhibits		87
Certificate of Incorporation
Bylaws, as amended
Form of Stock Appreciation Rights Award
Form of Performance Stock Units Award
Form of Restricted Stock Units Award
Annual Cash Incentive Plan, as amended
Separation of Employment Agreement-Retirement
Separation of Employment Agreement
Employment Agreement
Computation of Ratio of Earnings to Fixed Charges
Code of Ethics
List of Subsidiaries
Consent of Ernst & Young LLP
Powers of Attorney
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I

Item 1.	Business

General

Belden Inc. (Belden) designs, manufactures and markets signal transmission solutions, including cable, connectivity and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace. We focus on market segments that require highly differentiated, high-performance products. We add value through design, engineering, excellence in manufacturing, product quality, and customer service.

In July 2004, Belden 1993 Inc. (then known as Belden Inc.) and Cable Design Technologies Corporation (CDT) combined to form Belden CDT Inc. Although CDT was the corporate survivor in the transaction, Belden 1993 Inc. was deemed to be the survivor for accounting purposes, and the accounting information that we provide reflects Belden 1993 Inc.’s historical performance. In May 2007, Belden CDT Inc. changed its name to Belden Inc.

During 2007, Belden completed three acquisitions: Hirschmann Automation and Control GmbH, LTK Wiring Co. Ltd. and Lumberg Automation Components. For more information regarding these acquisitions, see Note 3 to the Consolidated Financial Statements.

Belden Inc. is a Delaware corporation incorporated in 1988. The Company reports in four segments: the Belden Americas segment, the Specialty Products segment, the Europe segment and the Asia Pacific segment. Financial information about the Company’s four operating segments appears in Note 4 to the Consolidated Financial Statements.

As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company” and “we” refer to Belden Inc. and its subsidiaries as a whole.

Products

Belden produces and sells electronic cables, connectors, and other products.

We have thousands of different cable products within various cable configurations, including:

•	Copper cables, including shielded and unshielded twisted pair cables, coaxial cables, stranded cables, and ribbon cables,

•	Fiber optic cables, which transmit light signals through glass or plastic fibers, and

•	Composite cable configurations, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation.

We produce and sell our connectors (including patch panels and interconnect hardware) primarily for industrial and data networking applications. Connectors are also sold as part of an end-to-end structured cabling solution.

Our other products include Industrial Ethernet switches, wireless networking access points and switches, cabinets, enclosures, racks, raceways and ties for organizing and managing cable, and tubing and sleeving products to protect and organize wire and cable. We also design and manufacture electronic control systems (load-moment indicators and related controls) for mobile cranes and other load-bearing equipment.

Markets and Products, Belden Americas Segment

The Belden Americas segment designs, manufactures and markets all of our various cable product types (as described above under “Products”) for use in the following principal markets: industrial; audio and video; security; networking; and communications. The segment also designs, manufactures and markets connectivity, cable management products and cabinetry for the enterprise market, tubing and sleeving products, and Power over Ethernet modules. This segment contributed approximately 43%, 55%, and 51% of our consolidated revenues in 2007, 2006, and 2005, respectively.

For this segment, we define the industrial market to include applications ranging from advanced industrial networking and robotics to traditional instrumentation and control systems. Our cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. We sell our industrial products primarily through wire specialist distributors, industrial distributors and re-distributors, and directly to original equipment manufacturers (OEMs).

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

Markets and Products, Specialty Products Segment

The Specialty Products segment designs, manufactures and markets a wide variety of our cable products for use principally in the networking, transportation and defense, sound and security, and industrial markets. This segment contributed approximately 12%, 17%, and 19% of our consolidated revenues in 2007, 2006, and 2005, respectively.

In the networking market (as described with respect to the Belden Americas segment above), the Specialty Products segment supplies high-performance copper and fiber optic data cable for users preferring an open architecture where integrators specify our copper and fiber cables for use with the connectivity components of other suppliers. These systems are installed through a network of highly trained system integrators and contractors and are supplied locally by authorized distributors.

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

Markets and Products, Europe Segment

In addition to Europe’s cable operations, the segment includes the global operations of the Hirschmann and Lumberg Automation businesses acquired on March 26, 2007 and April 30, 2007, respectively. This segment contributed approximately 30%, 24%, and 26% of our consolidated revenues in 2007, 2006, and 2005, respectively.

We design, manufacture and market Industrial Ethernet switches and related equipment, both rail-mounted and rack-mounted, for factory automation and large-scale infrastructure projects such as bridges, wind farms and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. We also design, manufacture and market fiber optic interfaces and media converters used to bridge fieldbus networks over long distances. In addition, we design, manufacture and market a broad range of industrial connectors for sensors and actuators, cord-sets, distribution boxes and fieldbus communications. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment. We also design, manufacture and market load moment indicators. Our switches, communications equipment, connectors and load-moment indicators are sold directly to industrial equipment OEMs and through a network of distributors.

In the segment’s cable operations, we design, manufacture and market our cable, enterprise connectivity, and other products primarily to customers in Europe, the Middle East, and Africa for use in the industrial, networking, communications, audio and video, and security markets (as such markets are described with respect to the Belden Americas segment above), through distributors and to OEMs. We also market copper-based CATV trunk distribution cables that meet local specifications to cable TV system operators and through distribution.

In 2006 we sold a copper telecom cable business in the United Kingdom, and in 2007 completed our global exit from the outside plant telecom cable business with the sale of our Czech cable operation.

Markets and Products, Asia Pacific Segment

The Asia Pacific segment includes the operations of LTK Wiring Co. Ltd. acquired on March 27, 2007, in addition to its Belden cable business. This segment contributed approximately 15%, 4%, and 4% of our consolidated revenues in 2007, 2006, and 2005, respectively.

The Asia Pacific segment designs, manufactures and markets cable products used in a wide range of consumer electronics and other manufactured consumer products. Under the LTK brand, we provide Appliance Wiring Materials (AWM) that are compliant with UL standards for the internal wiring of a wide range of electronic devices, coaxial and miniature coaxial cable for internal wiring in electronic game consoles, laptop computers, mobile telephones, personal digital assistant devices and global positioning systems, high-temperature resistant wire for heating mats and electronic ignitions, highly flexible and temperature resistant automotive wire, flexible cords, and miscellaneous audio and video cable. Some of our products manufactured in Asia have won recognition from customers and industry groups around the world for their inherent environmental responsibility. These products are sold principally within China to international and Chinese OEMs and contract manufacturers.

We also market the full range of Belden products to our customers operating in Asia, Australia and New Zealand. These customers include a mix of regional as well as global customers from North America or Europe, in the industrial, networking, communications, audio and video, and security markets. We pursue both direct and channel sales depending upon the nature and size of the market opportunities.

Customers

We sell to distributors and directly to OEMs and installers of equipment and systems. Sales to the distributor Anixter International Inc. represented approximately 17% of our consolidated revenues in 2007.

We have supply agreements with distributors and with OEM customers in the United States, Canada, Europe, and Asia. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts or for a significant period of time. The loss of one or more large customers or distributors could result in lower total revenues and profits. However, we believe that our relationships with our customers and distributors are satisfactory and that they choose Belden products, among other reasons, because the breadth of our product offering and the quality and performance characteristics of our products.

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

If the costs of materials used in our products fall and competitive conditions make it necessary for us to reduce our list prices, we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory.

International Operations

We have manufacturing facilities in Canada, Mexico, China and Europe. During 2007, approximately 55% of Belden’s sales were for customers outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

Changes in the relative value of currencies take place from time to time and their effects on our results of operations may be favorable or unfavorable. On rare occasions, we engage in foreign currency hedging transactions to mitigate these effects. In most cases, our revenue and costs are in the same currency, reducing our overall currency risk.

A risk associated with our European manufacturing operations is the higher relative expense and length of time required to reduce manufacturing employment if needed.

Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

Financial information for Belden by geographic area is shown in Note 4 to the Consolidated Financial Statements.

Competition

We face substantial competition in our major markets. The number and size of our competitors varies depending on the product line and operating segment.

For each of our operating segments, the market can be generally categorized as highly competitive with many players. Some multinational competitors have greater financial, engineering, manufacturing and marketing resources than we have. There are also many regional competitors that have more limited product offerings.

The principal competitive factors in all our product markets are product features, availability, price, customer support and distribution coverage. The relative importance of each of these factors varies depending on the customer. Some products are manufactured to meet published industry specifications and are less differentiated on the basis of product characteristics. We believe that Belden stands out in many of its markets on the basis of the breadth of our product offering, the quality and performance characteristics of our products, and our service and technical support.

Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require continued investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will continue to make such investments or that we will be successful in maintaining such advantages.

Research and Development

We engage in continuing research and development programs, including new and existing product development, testing and analysis, process and equipment development and testing, and compound materials development and testing. For information about the amount spent on research and development, see Note 2 to the Consolidated Financial Statements.

Hirschmann and Lumberg Automation engage in businesses that involve higher levels of research and development because of shorter product life cycles. Therefore, our aggregate research and development expense has risen in proportion to total sales since we acquired these operations in March and April 2007.

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used to varying degrees by our operating segments, with numerous others for which applications are pending. Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent to be material to the business as a whole. We consider the following trademarks to be of material value to our business: Belden®, Alphatm, Mohawk®, West Penn Wire/CDT®, Hirschmann®, Lumberg Automationtm, and LTKtm.

Raw Materials

The principal raw material used in many of our products, for all operating segments, is copper. Other materials that we purchase in large quantities include fluorinated ethylene-propylene (both Teflon® and other FEP), polyvinyl chloride (PVC), polyethylene, aluminum-clad steel and copper-clad steel conductors, other metals, optical fiber, printed circuit boards, and electronic components. With respect to all major raw materials used by us, we generally have either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper rose rapidly in price for much of this period and remains a volatile commodity. Materials such as PVC and other plastics derived from petrochemical feedstocks have also risen in price. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM customer contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months.

Backlog

Our business is characterized generally by short-term order and shipment schedules, and many orders are shipped from inventory. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2007, our backlog of orders believed to be firm was $166.6 million compared with $84.5 million at December 31, 2006. Of our total backlog at December 31, 2007, $67.4 million was attributable to the three businesses that we acquired in 2007. We believe that all such backlog will be filled in 2008.

Environmental Matters

We are subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area.

Our facility in Venlo, The Netherlands, was acquired in 1995 from Philips Electronics N.V. Groundwater contamination has been identified on the site as a result of material handling and past storage practices. The government authorities have advised that remediation is necessary and we installed a groundwater remediation system in 2007. We have recorded a liability for the estimated costs.

We do not currently anticipate any material adverse effect on our results of operations, financial condition, cash flow or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations, including cleanup costs. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by us.

Employees

As of December 31, 2007, we had approximately 8,300 employees worldwide. We also utilized about 1,200 workers under contract manufacturing arrangements. Approximately 2,600 employees are covered by collective bargaining agreements at various locations around the world. We believe that our relationship with our employees is good.

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

Advances in copper cable technologies and data transmission equipment have increased the relative performance of copper solutions. For example, in early 2005 we introduced the Belden System 10-GX for the data networking or enterprise market, providing reliable 10 gigabits-per-second performance over copper conductors. Belden’s System 10-GX accomplishes this using unshielded twisted pair cables and patented connector technology. The finalization in February 2008 of the industry’s 10-gig-over-copper, Category 6A cabling standard and the recent 10GBASE-T product announcements should accelerate the adoption of these higher-capacity copper network solutions.

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

In the industrial automation market, there is a growing trend toward adoption of Industrial Ethernet technology, bringing to the factory floor the advantages of digital communication and the ability to network devices made by different manufacturers and then link them to enterprise systems. Adoption of this technology is at a more advanced stage among European manufacturers than those in the United States and Asia, but we believe that the trend will globalize.

Our strategy includes continued acquisitions to support our signal transmission solutions strategy. There can be no assurance that future acquisitions will occur or that those that do occur will be successful.

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

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to the Corporate Secretary, Belden Inc., 7701 Forsyth Boulevard, Suite 800, St. Louis, MO 63105.

New York Stock Exchange Matters

Pursuant to the New York Stock Exchange (NYSE) listing standards, we submitted a Section 12(a) CEO Certification to the NYSE in 2007. Further, we are herewith filing with the Securities and Exchange Commission (as exhibits hereto), the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Executive Officers

The following sets forth certain current information with respect to the persons who are Belden executive officers as of February 29, 2008. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position

John S. Stroup	41	President, Chief Executive Officer and Director
Wolfgang Babel	50	Vice President, Operations, and President, Belden Europe, Middle East and Africa (EMEA)
Gray G. Benoist	55	Vice President, Finance and Chief Financial Officer
Kevin L. Bloomfield	56	Vice President, Secretary and General Counsel
Stephen H. Johnson	58	Treasurer
Richard Kirschner	57	Vice President, Manufacturing
Naresh Kumra	37	Vice President, Operations, and President, Asia Pacific
John S. Norman	47	Controller and Chief Accounting Officer
Louis Pace	36	Vice President, Operations, and President, Specialty Products
Cathy O. Staples	57	Vice President, Human Resources
Denis Suggs	42	Vice President, Operations, and President, Belden Americas

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

Wolfgang Babel was appointed Vice President, Operations, and President, Belden EMEA effective February 21, 2008. He joined the Company in September 2007 as Managing Director of Belden Automation, comprising Hirschmann and Lumberg Automation. Prior to joining Belden, Dr. Babel served as Managing Director of Endress + Hauser Gesellschaft fur Mess und Regeltechnik GmbH & Co., KG, in Gerlingen, Germany, designers and manufacturers of measurement equipment and process instrumentation. Previously he held progressively responsible positions with Diehl GmbH & Co. KG, an electronics and munitions company. He has a Doctor of Engineering degree in information technology from the Friedrich Alexander Universität and a Ph.D. in System Theory Mathematics from Columbia Pacific University.

Gray G. Benoist was appointed Vice President, Finance and Chief Financial Officer effective August 24, 2006. Mr. Benoist was previously Senior Vice President, Director of Finance of the Networks Segment of Motorola Inc., a $6.3 billion business unit responsible for the global design, manufacturing, and distribution of wireless and wired telecom system solutions. During more than 25 years with Motorola, Mr. Benoist served in senior financial and general management roles across Motorola’s portfolio of businesses, including the Personal Communications Sector, Integrated and Electronic Systems Sector, Multimedia Group, Wireless Data Group, and Cellular Infrastructure Group. He has a B.S. in Finance & Accounting from Southern Illinois University and an M.B.A. from the University of Chicago.

Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company since July 16, 2004. From August 1, 1993 until July 2004, Mr. Bloomfield was Vice President, Secretary and General Counsel of Belden 1993 Inc. He was Senior Counsel for Cooper Industries, Inc. from February 1987 to July 1993, and had been in Cooper’s Law Department from 1981 to 1993. He has a B.A. in Economics, and a J.D. from the University of Cincinnati as well as an M.B.A. from The Ohio State University.

Stephen H. Johnson has been Treasurer of the Company since July 2004, and was Treasurer of Belden 1993 Inc. from July 2000 to July 2004. From November 2005 until August 2006 he served in the additional capacity of Interim Chief Financial Officer of the Company. He was Vice President, Finance of Belden Electronics from September 1998 through June 2000 and Director, Tax and Assistant Treasurer of Belden 1993 Inc. from October 1993 through August 1998. He was associated with the public accounting firm of Ernst & Young LLP from 1980 through September 1993 and was a partner with that firm since 1989. Mr. Johnson has a B.A. in History from Austin College and a Ph.D. in Philosophy from the University of Texas at Austin. He is a Certified Public Accountant.

Richard Kirschner was named Vice President, Manufacturing, in June 2006. From December 1994 to May 2006 he was Vice President, Manufacturing, for Belden Electronics and, subsequently for Belden Americas Division. From 1991 to 1994 he was General Manager, Belden Canada. From 1985 to 1991 he held plant manager positions at Belden’s plants in Vermont and Indiana. From 1978 to 1985 he held various management positions in the Richmond, Indiana, plant. Mr. Kirschner has a bachelor’s degree from Purdue University and a master’s degree from Indiana University.

Naresh Kumra joined Belden in March 2006 as Vice President of Business Development, and was named Vice President, Operations and President, Asia Pacific in June 2006. From 1999 to 2006, he worked for McKinsey & Company, Inc., a global management consulting firm, and his last position was Associate Principal in the New York area, where he was responsible for co-leadership of private equity and growth/innovation practices. From 1991 to 1997, he worked for industrial and electronics businesses of Schlumberger Industries in New Delhi, India, and Poitiers, France, initially as a software engineer, and subsequently as manufacturing manager and product line manager. He graduated from the Indian Institute of Technology in Delhi with a B.S. in Computer Science and has an M.B.A. from the Darden School at the University of Virginia in Charlottesville, Virginia.

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

Louis Pace was appointed Vice President, Operations, and President, Specialty Products, in September 2007. From June 2006 through August 2007 he was the Company’s Vice President, Business Development. He joined the Company in May 2006 as Vice President, Marketing, in the Specialty Division. He was previously a consultant with AEA Investors, Inc. where he advised senior leadership on various aspects of prospective transactions as well as strategic and operational issues. Prior to that, Mr. Pace worked for Sovereign Specialty Chemicals in progressively responsible positions, most recently as the Vice President of Product Development and Commercialization. He has an A.B. in Economics from Harvard University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Cathy Odom Staples has been Vice President, Human Resources of the Company since July 16, 2004, and held the same position with Belden 1993 Inc. from May 1997 through July 2004. She was Vice President, Human Resources for Belden Electronics from May 1992 to May 1997. Ms. Staples has a B.S.B.A. in Human Resources from Drake University.

Denis Suggs joined Belden in June 2007 as Vice President, Operations, and President, Belden Americas. Prior to joining Belden, he held various senior executive positions at Danaher Corporation, most recently as the President, Portescap and serving as the Chairman of the Board — Portescap International, Portescap Switzerland, Danaher Motion India Private Ltd., and Airpax Company. Mr. Suggs holds a B.S. in Electrical Engineering from North Carolina State University and an M.B.A. from Duke.

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

We may be unable to successfully implement our strategic plan.

Our strategic plan is designed to improve revenues, reduce costs and improve working capital management. We are taking various measures to achieve these goals, including focusing on higher margin products through product portfolio management, adjusting our manufacturing operations by reducing or increasing plant output, acquiring businesses, moving production to low cost regions, expanding our business in emerging markets and recruiting and retaining talented associates. There is a risk that we may not be successful in executing these measures to achieve the expected results. For example, we may be unable to reduce costs to anticipated levels to achieve the benefits from moving to low cost regions, product quality may be adversely impacted as a result of these manufacturing initiatives, and we may not achieve anticipated improved revenue growth because of lower sales of legacy products, lower sales from acquired companies, or the inability to acquire businesses to augment revenues.

Any change in the level of economic activity in our major geographical markets may have an impact on the level of demand for our products and our resulting revenue and earnings.

The demand for many of our products is economically sensitive and will vary with general economic activity, trends in nonresidential construction, investment in manufacturing facilities and automation, demand for information technology equipment, and other economic factors.

Changes in the price and availability of raw materials we use could be detrimental to our profitability.

Copper is a significant component of the cost of most of our products. Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper rose rapidly in price for much of this period and remains a volatile commodity. Other materials we use, such as PVC and other plastics derived from petrochemical feedstocks, have also risen in price. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings will be reduced. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings will be reduced. If the price of copper were to decline, we might be forced to reduce prices, which could have a negative effect on revenue, and we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. We believe the supply of raw materials (copper, plastics, and other materials) is adequate and we do not expect any substantial interruption of supply or shortage of materials. If such a supply interruption or shortage were to occur, however, this could have a negative effect on revenue and earnings.

The global cable and connectivity industry is highly competitive.

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

Well established global manufacturers of switches and automation equipment could decide to market Industrial Ethernet switches and capture market share from us.

If one or more large companies with expertise in Ethernet switches or industrial automation were to pursue a leading position in the Industrial Ethernet market, we might not be able to maintain our market share. Some potential competitors have very well-known brands, ample resources for product development, and advantageous commercial relationships. If our position in this market eroded, a significant element of our strategy for improving revenue growth and profitability would be jeopardized.

We rely on several key distributors in marketing our products.

The majority of our sales are through distributors. These distributors carry the products of competitors along with our products. Our largest distributor customer, Anixter International Inc., accounted for 17% of our revenue in 2007. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily.

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

The plans for our business include both revenue improvement and cost saving initiatives. For example, we substantially completed a restructuring program concerning manufacturing operations in North America during 2007. The restructuring program is expected to reduce manufacturing costs. We have also announced plans to implement lean enterprise practices throughout our organization, which are expected to reduce inventory and manufacturing costs. If we do not achieve all the planned savings, we might not achieve expected levels of profitability.

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

More than half of our sales are outside the United States. Other than the United States dollar, the principal currencies to which we are exposed through our manufacturing operations and sales are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese renminbi and the British pound. In most cases, we have revenues and costs in the same currency, thereby reducing our overall currency risk. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

We have manufacturing facilities in China, Canada, Mexico and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

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

We have defined benefit pension plans in the United States, the United Kingdom, Canada and Germany. The cash funding requirements for these plans depends on the financial performance of the funds’ assets, actuarial life expectancies, discount rates and other factors. The fair value of the assets in the plans may be less than the projected benefits owed by us. In most years, we are required to contribute cash to fund the pension plans, and the amount of funding required may vary significantly.

Some of our employees are members of collective bargaining groups, and we might be subject to labor actions that would interrupt our business.

Some of our employees, primarily outside the United States, are members of collective bargaining units. We believe that our relations with employees are generally good. However, if there were a dispute with one of these bargaining units, the affected operations could be interrupted resulting in lost revenues, lost profit contribution, and customer dissatisfaction.

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

Much of our manufacturing capacity is in the United States and Western Europe, which are relatively high-cost regions. Over the past few years, as a result of the 2004 merger and in furtherance of our regional manufacturing strategy, we consolidated our capacity by closing several manufacturing plants and eliminating jobs in the United States, Canada and Europe. We incurred asset impairment charges, severance charges and other costs in relation to these plant closures. If we decide to close additional facilities, we could incur significant cash and non-cash charges in connection with these actions. Product portfolio management actions could also lead to non-cash asset impairment charges in the future.

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

Belden’s strategic plan includes further acquisitions.

Our ability successfully to acquire businesses may decline if the competition among potential buyers increases or the cost of acquiring suitable businesses becomes too expensive. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures, including, but not limited to, our borrowing capacity or the availability of alternative financing, may cause us to be unable to pursue or complete an acquisition. Our ability to implement our business strategy and grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. We cannot make assurances that we will be able to obtain financing when we need it or on terms acceptable to us.

We may have difficulty integrating the operations of acquired businesses. Should we fail to integrate their operations, our results of operations and profitability could be negatively impacted.

We believe we have been successful in integrating the operations of recently acquired businesses with Belden. Our strategy includes further acquisitions, which might not perform as we expect. Some of the integration challenges we might face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the acquired operations for compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues and retention of key personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time we have to manage the other businesses. Some of the businesses we are interested in acquiring involve more complex technology and shorter product life cycles than are typical for Belden, and we might not be able to properly evaluate and develop the technology. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of acquired businesses.

One aspect of Belden’s strategic plan is further expansion into connectivity.

The expansion of our connectivity product portfolio will most likely continue to take place through acquisitions. Connectivity products generally involve more research and development spending, relative to sales, than cable products. If we do not adequately invest in research and development or if our efforts to introduce new products are not successful, our revenue from the acquired businesses might not meet our expectations. The channel structure for these products might be different from our traditional channels. We cannot make assurances that we will successfully manage the commercial integration of any acquisition.

This list of risk factors is not exhaustive. Other considerations besides those mentioned above might cause our actual results to differ from expectations expressed in any forward-looking statement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Belden has an executive office that it leases in St. Louis, Missouri, and various manufacturing facilities, warehouses and sales and administration offices. The significant facilities as of December 31, 2007 are as follows:

Used by the Belden Americas operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-8	6 M, 2 W	7 owned
1 leased
Canada-1	M	1 owned
Mexico-2	M	1 owned
1 leased

Used by the Specialty Products operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-11	7 M, 4W	5 owned
6 leased
Mexico -1	M	1 leased

Used by the Europe operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United Kingdom-1	1 M	1 owned
The Netherlands-2	1 M, 1 W	2 leased
Germany-6	M	3 owned
3 leased
Italy-2	M	1 owned
1 leased
Czech Republic-1	M	1 leased
Denmark-1	M	1 owned
Hungary-1	M	1 owned
Sweden-1	W	1 leased
United States-2	M	1 owned
1 leased

Used by the Asia Pacific operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

China-7	M	6 owned
1 leased
India-1	W	1 leased
Australia-1	W	1 leased
Singapore-1	W	1 leased

The total size of all Belden Americas operating segment locations is approximately 2.3 million square feet; the total size of all Specialty Products operating segment locations is approximately 1.0 million square feet; the total size of all Europe operating segment locations is approximately 1.1 million square feet; and the total size of all Asia Pacific operating segment locations is approximately 0.9 million square feet. We believe our physical facilities are suitable for their present and intended purposes and adequate for our current level of operations.

Item 3.	Legal Proceedings

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, about 144 of which we were aware at February 6, 2008, in which we are one of many defendants, 38 of which are scheduled for trial during 2008. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through February 6, 2008, we have been dismissed, or reached agreement to be dismissed, in approximately 208 similar cases without any going to trial, and with only 16 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “BDC.”

As of February 11, 2008, there were approximately 674 record holders of common stock of Belden Inc.

We paid a dividend of $.05 per share in each quarter of 2006 and 2007. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2007 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$55.29	$59.61	$60.00	$59.48
Low	$37.16	$53.01	$41.40	$42.58

	2006 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$27.72	$33.55	$39.83	$41.70
Low	$23.92	$25.92	$28.45	$35.03

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs(1)	Plans or Programs

September 24, 2007 through October 21, 2007	60,800	$48.14	281,300	$86,447,000
October 22, 2007 through November 18, 2007	21,100	$49.30	302,400	$85,407,000
November 19, 2007 through December 31, 2007	374,400	$45.60	676,800	$68,336,000

Total	456,300	$46.11	676,800	$68,336,000

(1)	On August 16, 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. The program was announced via news release on August 17, 2007.

Comparison of Cumulative Five Year Total Return(1)

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	2003	2004	2005	2006	2007

Belden Inc.	40.46%	10.79%	6.28%	60.96%	14.30%
S&P 500 Index	28.68%	10.88%	4.91%	15.79%	5.49%
Dow Jones Electronic & Electrical Equipment	57.05%	0.25%	4.34%	13.75%	18.89%

	Base
	Period	Indexed Returns
	2002	2003	2004	2005	2006	2007

Belden Inc.	100	140.46	155.61	165.37	266.18	304.25
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
Dow Jones Electronic & Electrical Equipment	100	157.05	157.44	164.28	186.87	222.17

(1)	This chart and the accompanying data is “furnished,” not “filed,” with the SEC.

Item 6.	Selected Financial Data

Years Ended December 31,	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of operations data:
Revenues	$2,032,841	$1,495,811	$1,245,669	$864,725	$553,743
Operating income	220,736	118,478	68,538	36,434	22,430
Income from continuing operations	137,123	71,563	33,568	10,700	6,775
Basic income per share from continuing operations	3.06	1.65	0.74	0.30	0.27
Diluted income per share from continuing operations	2.73	1.48	0.69	0.31	0.27
Balance sheet data:
Total assets	2,068,849	1,355,968	1,306,735	1,385,402	694,596
Long-term debt	350,000	110,000	172,051	232,823	136,000
Long-term debt, including current maturities	460,000	172,000	231,051	248,525	201,951
Stockholders’ equity	1,072,663	843,901	713,508	810,000	281,540
Other data:
Basic weighted average common shares outstanding	44,877	43,319	45,655	35,404	25,158
Diluted weighted average common shares outstanding	50,615	50,276	52,122	38,724	25,387
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In 2007, we acquired Hirschmann, LTK and Lumberg Automation during our fiscal second quarter. The results of operations of these entities are included in our operating results from their respective acquisition dates. During 2007, we recognized nonrecurring purchase accounting effects for acquisitions of $15.8 million and severance expense of $4.2 million, asset impairment expense of $3.3 million, and adjusted depreciation expense of $0.2 million related to our restructuring actions. We also recognized an $8.6 million gain on sales of assets.

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

In July 2004, Belden Inc. merged with Cable Design Technologies Corporation (CDT). The results of operations of CDT are included in our operating results from July 2004. We recognized $21.7 million in restructuring and merger-related expenses during 2004. We also recognized asset impairment expense of $8.9 million related to the discontinuance of certain product lines in Europe and excess capacity in the United States resulting from the combined capacity after the merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture, and market signal transmission solutions for data networking and a wide range of specialty electronics markets including entertainment, industrial, security, consumer electronics and aerospace applications. We strive to create shareholder value by:

•	Managing our product portfolio to position products according to value, eliminate low-margin revenue, and increase revenue in higher margin and strategically important products;

•	Protecting and enhancing the perceived value of the Belden brand and our family of brands;

•	Continuously improving business processes throughout the enterprise via a comprehensive lean tool set and the institution of a continuous improvement mind-set across the company;

•	Recruiting and developing the best talent we can find and improving the effectiveness of our performance management processes;

•	Migrating our manufacturing capacity to low-cost locations within each major geographic region to be closer to our customers and to reduce the landed cost of our products;

•	Investing in both organic and inorganic growth in fast-growing regions;

•	Capturing additional market share by improving channel relationships, improving our capability to serve global accounts, and concentrating sales efforts on solution selling and vertical markets; and

•	Migrating from copper-based transmission technologies to signal transmission solutions via fiber, wireless and copper, and enriching our product portfolio by offering connectors, passive and active components and embedded transmission solutions.

To accomplish these goals, we use a set of tools and processes that are designed to continuously improve business performance in the critical areas of quality, delivery, cost, and innovation. We consider revenue growth, operating margin, cash flows, return on invested capital and working capital management metrics to be our key operating performance indicators. We also desire to acquire businesses that we believe can help us achieve the objectives described above. The extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition and cash flows.

We are a multinational corporation with global operations. Approximately 55% of our sales were derived outside the United States in 2007. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. Our market and geographic diversity has helped limit the impact of any one market or the economy of any single country on our consolidated operating results. Given the broad range of products manufactured and geographies served, we use indices concerning general economic trends to predict our outlook for the future. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

While differences exist among our businesses, we generally continued to see broad-based market expansion during 2007. We supplemented this market expansion with revenue growth derived from our three business acquisitions made during 2007. Consolidated revenues for 2007 increased 35.9% over 2006. Revenues from the acquired businesses contributed 33.1% of the total growth. Revenues derived from existing businesses for the year (references to “revenues derived from existing businesses” in this report include revenues derived from acquired businesses starting from the first anniversary of the acquisition, but exclude currency effect and revenues from divested operations) contributed 2.0% growth. The impact of currency translation on revenues contributed 2.6% growth. These increases were partially offset by lost revenues from divested operations that contributed a 1.8% reduction in revenue. Consolidated revenues for 2006 increased 20.1% over 2005. Revenues derived from existing businesses for the year contributed 18.9% growth. The impact of currency translation on revenues contributed the additional 1.2% growth.

We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in these markets and geographies, including trends toward increased utilization of the global labor force, expansion of market opportunities in emerging markets such as China and India, migration away from a fragmented, sub-scale, high-cost manufacturing footprint, and potential volatility in raw material costs.

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

Significant Events in 2007

During 2007, we completed three acquisitions. We acquired Hirschmann Automation and Control GmbH (Hirschmann) on March 26, 2007 for $257.9 million. Hirschmann has its headquarters in Germany and is a leading supplier of industrial ethernet solutions and industrial connectivity. The acquisition of Hirschmann enables us to deliver connectivity and networking solutions for demanding industrial environments and large-scale infrastructure projects worldwide. On March 27, 2007, we acquired LTK Wiring Co. Ltd. (LTK), a Hong Kong company, for $214.4 million. LTK is one of the largest manufacturers of electronic cable for the China market. LTK gives us a strong presence in China among OEM customers, including consumer electronics manufacturers. On April 30, 2007, we completed the purchase of the assets of Lumberg Automation Components (Lumberg Automation) for $117.5 million. Lumberg Automation has its headquarters in Germany and is a leading supplier of industrial connectors, high performance cord-sets and fieldbus communication components for factory automation machinery. Lumberg Automation complements the industrial connectivity portfolio of Hirschmann as well as our expertise in signal transmission. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. Hirschmann and Lumberg Automation are included in the Europe segment, and LTK is included in the Asia Pacific segment.

We have implemented restructuring actions during 2005 — 2007 in both Europe and North America and initiated position eliminations worldwide in 2006. In Europe, we exited the United Kingdom telecommunications cable market, ceased to manufacture certain products in Hungary, the Czech Republic, and the Netherlands, sold our telecommunications cable operation in the Czech Republic, and sold a plant in Sweden in an effort to reduce manufacturing floor space and overhead and to streamline administrative processes. In North America, we have constructed a new plant in Mexico, sold plants in Canada, South Carolina, Illinois and Vermont, and announced the closure of a plant in Kentucky in an effort to reduce our manufacturing costs. We have initiated position eliminations worldwide in an effort to streamline production support, sales, and administrative operations. At the end of 2007, we announced a voluntary separation program to salaried associates in the United States who are at least 50 years of age and have 10 years of service with the Company. As a result of our restructuring actions, we recognized severance, asset impairment, and adjusted depreciation costs in 2005, 2006 and 2007. In 2008, we expect to recognize $4-$8 million of additional severance costs related to the voluntary separation program. We may also recognize additional asset impairment expenses including potential impairments of goodwill and intangible assets depending on how our restructuring actions impact our operating results. Furthermore, any new restructuring actions would likely result in additional charges for severance, adjusted depreciation and asset impairments.

Results of Operations

Consolidated Continuing Operations

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Revenues	$2,032,841	$1,495,811	$1,245,669	35.9%	20.1%
Gross profit	561,370	333,313	277,373	68.4%	20.2%
Selling, general and administrative expenses	345,928	205,139	203,825	68.6%	0.6%
Operating income	220,736	118,478	68,538	86.3%	72.9%
Income from continuing operations before taxes	201,563	112,276	57,540	79.5%	95.1%
Income from continuing operations	137,123	71,563	33,568	91.6%	113.2%

Revenues increased in 2007 compared to 2006 primarily for the following reasons:

•	We acquired Hirschmann, LTK and Lumberg Automation in 2007, which contributed revenues of $495.1 million and represented 33.1 percentage points of the revenue increase.

•	Revenues also increased due to increased selling prices and favorable product mix that resulted primarily from our strategic initiative in portfolio management to reposition many products for margin improvement. Sales price increases and favorable product mix contributed 6.6 percentage points of the revenue increase.

•	Favorable currency translation contributed 2.6 percentage points of the revenue increase.

The positive impact that the factors listed above had on the revenue comparison were partially offset by the following factors:

•	A decline in unit sales volume due to our strategic initiative in product portfolio management that increased prices of certain lower-margin products represented a 4.6 percentage point decrease.

•	Lost sales from the disposal of our telecommunications cable operation in the Czech Republic represented a 1.8 percentage point decrease.

Gross profit increased in 2007 compared to 2006 primarily for the following reasons:

•	The three recent acquisitions contributed in total $145.0 million of gross profit in 2007.

•	We increased prices and deemphasized certain lower-margin products as part of our product portfolio management initiative.

•	We closed plants in South Carolina, Illinois, and Sweden and reduced production at a plant in Kentucky as part of our regional manufacturing strategic initiative.

•	We recognized $9.6 million of lower excess and obsolete inventory charges in 2007. The decrease in excess and obsolete inventory charges was primarily due to a change in 2006 in the parameters we used to identify such inventories. The parameters were changed to conform to our goal to better manage our working capital and reduce our reliance on finished goods inventory as well as to include a more consistent definition of what constitutes excess and obsolete inventory.

•	We recognized $13.7 million of lower severance costs in 2007. Severance costs recognized in 2007 primarily related to North American restructuring actions. Severance costs recognized in 2006 primarily related to European restructuring actions.

The positive impact that the factors listed above had on the gross profit comparison were partially offset by the following factors:

•	We incurred $13.3 million of additional cost of sales in 2007 due to the nonrecurring effects of purchase accounting, primarily inventory cost step-up related to the three recent acquisitions.

•	We incurred redundant costs and inefficiencies as we continue to shift production from high cost to low cost locations.

Selling, general and administrative (SG&A) expenses increased in 2007 compared to 2006 primarily for the following reasons:

•	The three recent acquisitions incurred in total $107.3 million of SG&A expenses in 2007, which includes $5.2 million of recurring amortization expense and $2.4 million of nonrecurring amortization expense of intangible assets.

•	Excluding the impact of the recent acquisitions, we recognized share-based compensation costs in 2007 that exceeded those recognized in 2006 by $4.2 million primarily due to incremental expense from the annual equity awards made in February 2007.

•	We incurred an increase in salaries, wages, and associated fringe benefits costs in 2007 primarily due to increased annual incentive plan compensation and additional headcount.

In 2007, we completed the sale of our telecommunications cable operation in the Czech Republic for $25.7 million and recorded a gain of $7.8 million. We also sold a plant in Illinois as part of our previously announced restructuring plan and recorded a gain of $0.7 million. In 2006, we sold property, plant and equipment in Sweden for a gain of $1.4 million.

In 2007, we identified certain tangible long-lived assets related to our plants in Czech Republic, the Netherlands and Canada for which the carrying values were not fully recoverable. We recognized an impairment loss related to these assets totaling $3.3 million. In 2006, we determined that certain asset groups in the Belden Americas and Europe operating segments were impaired and recognized impairment losses totaling $11.1 million.

Operating income increased in 2007 compared to 2006 primarily due to the favorable gross profit comparison, gain on sale of assets and lower asset impairment charges partially offset by the unfavorable SG&A expense comparison discussed above.

Income from continuing operations before taxes increased in 2007 compared to 2006 due to higher operating income partially offset by higher interest expense resulting from the March 2007 issuance of 7.0% senior subordinated notes with an aggregate principal amount of $350.0 million.

Our effective annual tax rate decreased from 36.3% in 2006 to 32.0% in 2007. This change is primarily attributable to the release of previously recorded deferred tax asset valuation allowances in the Netherlands and Germany in 2007 as a result of improved profitability in these regions and to a greater percentage of our income coming from low tax jurisdictions.

Income from continuing operations increased in 2007 compared to 2006 due to higher pretax income partially offset by higher income tax expense. Consequently, return on invested capital (defined as net income plus interest expense after tax divided by average total capital, which is the sum of stockholders’ equity, long-term debt and current debt) in 2007 was 11.5% compared to 7.5% in 2006.

Revenues generated in 2006 increased from revenues generated in 2005 because of increased selling prices, increased unit sales volume, favorable product mix, and favorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of sales price increases we implemented during 2005 — 2006 across most product lines in response to increases in the costs of copper and commodities derived from petrochemical feedstocks and improved pricing practices at certain of our operations. The price of copper, our primary raw material, increased from $1.49 per pound at December 31, 2004 to $2.16 per pound at December 31, 2005 and $2.85 per pound at December 31, 2006. Sales price increases contributed approximately 17.9 percentage points of the revenue increase. Favorable currency translation contributed 1.2 percentage points of revenue increase in 2006. Higher unit sales of products with industrial, video/sound/security (VSS), and transportation/defense (TD) applications were partially offset by a decrease in unit sales of products with communications/networking (CN) applications, but still contributed approximately 1.0 percentage point of revenue increase. Unit sales of products with industrial, VSS, and TD applications improved during 2006 because of increased demand from customers in the fossil fuels, power generation, and broadcast industries and facilities manufacturing these products improved their order fill rates and reduced their backlog. Unit sales of products with CN applications declined in 2006 as a result of our product portfolio management initiatives. Although unit sales of products with CN applications decreased from 2005 to 2006, gross margins improved as a result of our product portfolio management actions.

Gross profit increased in 2006 from the prior year primarily because of the revenue increase discussed above. Higher cost of sales in 2006 resulted from (1) increased variable production costs necessary to support improved unit sales, (2) the increase in copper and certain other raw materials costs, (3) excess and obsolete inventory charges resulting primarily from a change in the parameters we used to identify such inventories that exceeded those recognized in 2005 by $14.8 million, (4) severance costs that exceeded those recognized in 2005 by $9.3 million, and (5) adjusted depreciation costs that exceeded those recognized in 2005 by $0.9 million. In 2006, we recognized severance expense totaling $17.2 million related primarily to the restructuring actions in Europe and North America and worldwide position eliminations. We also recognized adjusted depreciation costs totaling $2.0 million in 2006 related to the restructuring actions in Europe and North America. These negative factors impacting the gross profit comparison were partially offset by the positive impact of manufacturing cost reduction actions (including the closures of two manufacturing facilities in the United States and Sweden during 2005 — 2006).

Selling, general and administrative expenses recognized in 2006 were relatively unchanged from those recognized in 2005. In 2006, we recognized (1) share-based compensation costs that exceeded those recognized in the prior year by $2.2 million primarily because of the 2006 adoption of SFAS No. 123(R), (2) severance costs that exceeded those recognized in 2005 by $3.7 million, and (3) travel costs that exceeded those recognized in the prior year by $1.7 million because of increased travel related to our various strategic initiatives. These increased costs were offset by (1) salary costs recognized in 2005 that exceeded those recognized in the current year by $6.4 million primarily because of 2006 employee terminations related to the restructuring actions in Europe and North America, (2) gains recognized on the disposals of tangible assets in 2006 that exceeded those recognized in the prior year by $2.3 million, and (3) other SG&A expenses recognized in 2005 that exceeded those recognized in 2006 by $0.6 million. In 2006, we recognized severance expense totaling $5.1 million related primarily to the restructuring actions in Europe and North America and worldwide position eliminations. In 2006, we also recognized gains on disposals of tangible assets primarily in our Netherlands, Czech Republic, and Sweden manufacturing facilities totaling $2.5 million related to the restructuring actions in Europe.

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

Income from continuing operations increased in 2006 from the prior year because of higher operating income partially offset by higher income tax expense. Consequently, return on invested capital in 2006 was 7.5% compared to 5.5% in 2005.

Belden Americas Segment

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Total revenues	$935,176	$883,354	$713,534	5.9%	23.8%
Operating income	166,360	123,675	98,046	34.5%	26.1%
as a percent of total revenues	17.8%	14.0%	13.7%

Belden Americas total revenues, which include affiliate revenues, increased in 2007 from 2006 primarily due to increased selling prices, favorable mix and favorable foreign currency translation on international revenues. These increases were partially offset by a decrease in unit sales volume that was due to our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Operating income increased in 2007 from 2006 primarily due to the growth in revenues and favorable product mix. Operating income in 2007 also benefited from a $0.7 million gain on the sale of a plant in Illinois. The increase in operating income was also due to $13.5 million of lower severance and asset impairment charges in 2007 related to our North American restructuring actions. These positive factors affecting the operating results comparison were partially offset by redundant costs and inefficiencies incurred as we continue to shift production from high cost to low cost locations.

Belden Americas total revenues increased in 2006 from 2005 primarily because of increased selling prices, favorable product mix, increased unit sales volume, and favorable foreign currency translation on international revenues. Price improvement resulted primarily from the impact of price increases we implemented during 2005 — 2006 across most product lines in response to increased raw materials costs and to improved pricing practices at certain of our operations. Higher unit sales resulted from increased demand from customers in the fossil fuels, power generation, and broadcast industries coupled with improved order fill rates and reduced backlog at plants manufacturing these products. Operating income increased in 2006 from the prior year primarily because of the favorable product mix, improved unit sales volume, improved factory utilization that resulted from a 2005 restructuring action, and the impact of 2005 cost reduction actions, including the closure of our manufacturing facility in Vermont in June 2005. These positive factors affecting the operating income comparison were partially offset primarily by increased variable production costs necessary to support improved unit sales, rising copper and certain other raw materials costs, severance costs recognized in 2006 that exceeded those recognized in 2005 by $9.9 million, and asset impairment costs recognized in 2006 that exceeded those recognized in 2005 by $8.6 million. In 2006, we recognized severance costs totaling $10.6 million related primarily to the restructuring actions in North America and position eliminations worldwide. Asset impairment costs recognized in 2006 on tangible assets in our manufacturing facilities in Illinois, South Carolina, and Quebec were also the result of the North American restructuring actions.

Specialty Products Segment

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Total revenues	$328,737	$277,775	$250,008	18.3%	11.1%
Operating income	53,265	33,116	24,844	60.8%	33.3%
as a percent of total revenues	16.2%	11.9%	9.9%

Specialty Products total revenues, which include affiliate revenues, increased in 2007 from 2006 primarily due to increased affiliate revenues as more of the capacity in the Specialty Products segment was used to meet customer demand in the Belden Americas segment. External customer revenues decreased due to lower unit sales volume partially offset by increased selling prices and favorable product mix. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Gross margins improved as a result of these product portfolio management actions. Operating income increased in 2007 from 2006 primarily due to the improvement in revenues and gross margins as discussed above.

Specialty Products total revenues increased in 2006 from 2005 primarily because of increased selling prices and favorable product mix partially offset by decreased unit sales volume. Price improvement resulted primarily from the impact of price increases we implemented during 2005 — 2006 across most product lines in response to increased raw materials costs and to improved pricing practices at certain of our operations manufacturing networking products. Decreased unit sales volume resulted from our product portfolio management actions. Although unit sales volume decreased from 2005 to 2006, gross margins improved as a result of our product portfolio management actions. Operating income increased in 2006 from the prior year primarily because of improved revenues partially offset by rising raw material costs, increased excess and obsolete inventory charges, and severance costs totaling $0.5 million recognized in 2006 because of worldwide position eliminations.

Europe Segment

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Total revenues	$640,950	$373,738	$333,251	71.5%	12.1%
Operating income (loss)	48,272	4,072	(8,542)	1085.5%	147.7%
as a percent of total revenues	7.5%	1.1%	−2.6%

Europe total revenues, which include affiliate revenues, increased in 2007 from 2006 primarily due to the acquisitions of Hirschmann and Lumberg Automation as well as increased selling prices, favorable mix, and favorable foreign currency translation partially offset by lost revenues from the disposal of our telecommunications cable operation in the Czech Republic and decreased unit sales volume. From their respective acquisition dates through December 31, 2007, Hirschmann and Lumberg Automation in total had revenues of $269.0 million. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Although unit sales volume decreased, gross margins improved as a result of both product portfolio management and cost reduction actions. Europe operating results improved in 2007 primarily due to revenue increases, improved factory utilization and cost reductions that resulted from restructuring actions, including the 2006 closure of a plant in Sweden and decreased production in the Netherlands, a $7.8 million gain recognized on the sale of our telecommunications cable operation in the Czech Republic, and severance costs recognized in 2007 that were less than those recognized in 2006 by $9.3 million. These positive factors affecting the operating results comparison were partially offset by $13.5 million of nonrecurring expenses from the effects of purchase accounting recognized in 2007 relating to the acquisitions of Hirschmann and Lumberg Automation. These expenses include inventory cost step-up of $11.3 million recognized in cost of sales and amortization of the sales backlog intangible assets of $2.1 million.

Europe total revenues increased in 2006 from 2005 primarily because of increased selling prices, favorable product mix, and favorable foreign currency translation partially offset by decreased unit sales volume. Price improvement resulted primarily from the impact of price increases we implemented during 2005 — 2006 across most product lines in response to increased raw materials costs. Decreased unit sales volume resulted from our product portfolio management actions. Although unit sales volume decreased from 2005 to 2006, gross margins improved as a result of both product portfolio management and cost reduction actions. Europe operating results improved from an operating loss in 2005 to operating income in 2006 primarily because of improved revenues, asset impairment charges recognized in 2005 that exceeded those recognized in 2006 by $3.1 million, and a 2006 gain recognized on the disposal of tangible assets primarily in our Netherlands, Czech Republic, and Sweden manufacturing facilities totaling $2.5 million. These positive factors affecting the operating results comparison were partially offset by rising raw materials costs and severance costs recognized in 2006 that exceeded those recognized in 2005 by $1.3 million. In 2006, we recognized severance costs totaling $9.3 million related primarily to the restructuring actions and worldwide position eliminations.

Asia Pacific Segment

				Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Total revenues	$302,482	$64,297	$50,208	370.4%	28.1%
Operating income	30,593	6,803	2,838	349.7%	139.7%
as a percent of total revenues	10.1%	10.6%	5.7%

Asia Pacific total revenues, which include affiliate revenues, increased in 2007 from 2006 primarily due to the acquisition of LTK. From the acquisition date of March 27, 2007 through December 31, 2007, LTK had revenues of $226.1 million. In 2007, revenues from Belden branded products increased due to increased selling prices, increased unit sales volume, favorable mix, and favorable currency translation on international revenues. Price improvement resulted primarily from our strategic initiatives in product portfolio management. Operating income increased in 2007 from 2006 primarily due to operating income generated from LTK of $21.4 million. Operating income also increased due to favorable product mix resulting from product portfolio management actions. These positive factors were partially offset by increases in salaries, wages, and associated benefits primarily a result of increased sales personnel in the segment. Additionally, operating income in 2007 includes $2.3 million of nonrecurring expenses from the effects of purchase accounting, primarily inventory cost step-up of $2.0 million recognized in cost of sales and amortization of the sales backlog intangible asset of $0.3 million.

Asia Pacific total revenues increased in 2006 from 2005 primarily because of increased unit sales volume and increased selling prices. Higher unit sales resulted from increased demand for products in all our served markets primarily because of improvement in sales representation in 2006 and several large casino and hotel construction projects. Price increases were implemented during 2005 — 2006 in response to rising raw material costs. Operating income increased during 2006 from the prior year primarily because of the favorable revenue comparison.

Discontinued Operations

During 2006 and 2005, we reported the operations listed in Note 5 to the Consolidated Financial Statements as discontinued operations.

	2006	2005
	(In thousands)

Results of Operations:
Revenues	$27,644	$108,561
Loss before taxes	$(1,900)	$(3,691)
Income tax benefit	570	2,518

Net loss	$(1,330)	$(1,173)

Disposal:
Gain (loss) before taxes	$(6,140)	$23,692
Income tax benefit (expense)	1,842	(8,529)

Net gain (loss)	$(4,298)	$15,163

We recognized a loss on the disposal of discontinued operations during 2006 related to the sale of our communications cable operation in Manchester, United Kingdom. We recognized a gain on the disposal of discontinued operations during 2005 related to the sale of our communications cable operation in Phoenix, Arizona.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for business acquisitions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2008 and believe our sources of liquidity are sufficient to fund current working capital requirements, planned capital expenditures, scheduled contributions for our retirement plans, quarterly dividend payments, and our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended
	December 31,
	2007	2006
	(In thousands)

Net cash provided by (used for):
Operating activities	$205,556	$141,156
Investing activities	(590,224)	(1,465)
Financing activities	277,108	(22,673)
Effects of currency exchange rate changes on cash and cash equivalents	13,373	2,495

Increase (decrease) in cash and cash equivalents	(94,187)	119,513
Cash and cash equivalents, beginning of year	254,151	134,638

Cash and cash equivalents, end of year	$159,964	$254,151

Net cash provided by operating activities, a key source of our liquidity, increased by $64.4 million in 2007 compared to 2006 predominantly due to net income growth and improvements in receivables, inventories, and accounts payable and accrued liabilities that contributed in total favorable cash flows of $54.7 million in 2007 compared to favorable cash flows of $19.2 million in 2006.

With respect to key working capital accounts, we continued to improve our management of accounts payable and accrued liabilities, receivables and inventories. Cash flow related to changes in outstanding accounts payable and accrued liabilities improved to a $28.1 million source of cash in 2007 compared to a $2.5 million use of cash in 2006 due primarily to longer payment terms. Days payables outstanding (defined as accounts payable and accrued liabilities divided by the average daily cost of sales and selling, general and administrative expenses recognized during the year) was 70 days at December 31, 2007 and 53 days at December 31, 2006. Excluding the impact of the three recent acquisitions, days payables outstanding at December 31, 2007 was 58 days. Cash flow related to changes in outstanding receivables improved to a $5.1 million source of cash in 2007 from a $12.7 million use of cash in 2006. Days sales outstanding in receivables (defined as receivables divided by average daily revenues recognized during the year) increased to 67 days at December 31, 2007 from 53 days at December 31, 2006 primarily due to longer collection cycles at the recently acquired companies. Excluding the impact of the acquisitions, days sales outstanding at December 31, 2007 was 52 days. Cash flow related to changes in inventory on-hand was a $21.4 million source of cash in 2007 and a $34.5 million source of cash in 2006. Inventory turns (defined as annual cost of sales divided by inventories) remained consistent at 5.7 as of December 31, 2007 and 2006. Excluding the impact of the three recent acquisitions, inventory turns at December 31, 2007 were 5.8.

Net cash used for investing activities totaled $590.2 million in 2007 compared to $1.5 million in 2006. This change in cash flows from investing activities resulted predominantly from $589.8 million of cash used to acquire Hirschmann, LTK and Lumberg Automation during 2007. The change is also due to a $41.8 million increase in capital expenditures in 2007 compared to 2006 primarily due to construction of our new plants in Mexico and China. These increases in cash payments were partially offset by a $26.1 million increase in proceeds generated from the disposal of assets. In 2007, we received proceeds totaling $60.2 million related primarily to the sale of our telecommunications cable operation in the Czech Republic and the sales of real estate in the Netherlands, Canada, Illinois, South Carolina and Vermont. In the first quarter of 2008, we expect to collect a $5.8 million receivable related to the 2007 sale of our telecommunications cable operation in the Czech Republic. In 2006, we received proceeds totaling $34.1 million related primarily to the disposal of tangible assets at our discontinued Manchester, United Kingdom business.

Planned capital expenditures for 2008 include the completion of construction of a new manufacturing facility in China. We anticipate that our capital expenditures will be funded with available cash.

Net cash provided by financing activities in 2007 totaled $277.1 million compared to a cash outflow of $22.7 million in 2006. This improvement in the cash flow impact of financing activities resulted predominantly from a $347.1 million increase in net funds provided under borrowing arrangements. In 2007, we issued $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017, redeemed medium-term notes in the aggregate principal amount of $62.0 million, and both borrowed and repaid $216.0 million under our senior secured credit facility. In 2006, we repaid $59.1 million of debt. The positive impact that the net borrowings had on the financing cash flows comparison was partially offset by debt issuance costs paid in 2007 that exceeded debt issuance costs paid in 2006 by $10.0 million and $31.7 million of payments under the 2007 share repurchase program. In 2007, we paid debt issuance costs of $11.1 million related primarily to the issuance of the senior subordinated notes. In 2006, we paid debt issuance costs of $1.1 million related to the senior secured credit facility. In 2007, we repurchased 676,800 shares of our common stock for $31.7 million, an average price per share of $46.79. From January 1, 2008 through February 22, 2008, we have repurchased an additional 639,714 shares of our common stock for $25.9 million, an average price of $40.49, resulting in $42.4 million remaining under our previously announced share repurchase program. Our cash liquidity will be impacted by additional share repurchases in future periods.

Our outstanding debt obligations as of December 31, 2007 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $110.0 million aggregate principal of 4.0% convertible subordinated debentures due 2023. We may call some or all of these debentures on or after July 21, 2008 for redemption. If we do call the debentures, the holders of the debentures have the right to tender the notes to us for conversion. We currently anticipate that we will call the debentures for redemption and that, as a result, the holders will tender them for conversion. Upon conversion, we are obligated to pay the $110.0 million principal amount of the debentures in cash and to pay any conversion consideration in excess of the principal amount in shares of our common stock.

On February 16, 2007, we redeemed medium-term notes in the aggregate principal amount of $62.0 million and, in connection therewith, we paid a make-whole premium of approximately $2.0 million. The redemption was made with cash on hand.

Additional discussion regarding our various borrowing arrangements is included in Note 11 to the Consolidated Financial Statements and the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contractual obligations outstanding at December 31, 2007 have the following scheduled maturities:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations(1)(2)(3)	$460,000	$110,000	$—	$—	$350,000
Interest payments on long-term debt obligations	234,950	26,700	49,000	49,000	110,250
Operating lease obligations(4)	46,125	14,169	17,506	7,676	6,774
Purchase obligations(5)	32,850	32,850	—	—	—
Other commitments(6)	3,145	—	2,242	903	—
Pension and other postemployment obligations	127,691	16,606	25,261	24,939	60,885

Total	$904,761	$200,325	$94,009	$82,518	$527,909

(1)	As described in Note 11 to the Consolidated Financial Statements.

(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.

(3)	Holders of our 4.00% convertible subordinated debentues due in 2023 may require us to purchase all or a part of the debentures in 2008, 2013, and 2018 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to the repurchase date. The convertible debentures contain a net share settlement feature requiring us upon conversion to pay cash for the principal amount and to pay any conversion consideration in excess of the principal amount in shares of our common stock.

(4)	As described in Note 16 to the Consolidated Financial Statements.

(5)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(6)	Includes unrecognized tax benefits under FIN 48, but excludes $1.7 million of such unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment (see Note 12 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Lines of credit	$343,941	$—	$—	$343,941	$—
Standby financial letters of credit	6,059	6,059	—	—	—
Bank guarantees	12,510	12,510	—	—	—
Surety bonds	2,623	2,623	—	—	—

Total	$365,133	$21,192	$—	$343,941	$—

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

Current-Year Adoption of Recent Accounting Pronouncements

Discussion regarding our adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, is included in Note 2 and Note 12 to the Consolidated Financial Statements.

Pending Adoption of Recent Accounting Pronouncements

Discussion regarding our pending adoption of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is included in Note 2 to the Consolidated Financial Statements.

Discussion regarding our pending adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, is included in Note 2 to the Consolidated Financial Statements.

Critical Accounting Estimates

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

Accounts Receivable

We sometimes grant trade, promotion, and other special price reductions such as meet competition pricing, price protection, contract pricing, and on-time payment discounts to certain of our customers. We also adjust receivables balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them against our gross accounts receivable and gross revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We charge revisions to these estimates back to accounts receivable and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations, possibly resulting in an incremental reduction of accounts receivable and revenues at the time the reduction or return is authorized.

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

Inventories

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of historical and anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. In 2006, we changed the parameters we apply to calculate our allowance for excess and obsolete inventories to conform to our goal to better manage our working capital and reduce our reliance on finished goods inventory as well as to include a more consistent definition of what constitutes excess and obsolete inventory. Revisions to these inventory adjustments would be required if any of the factors mentioned above differed from our estimates.

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

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when it is more likely than not that our tax return positions may not be fully sustained. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, there could be a material effect on our income tax provisions in the period in which each such determination is made. In addition, certain portions of our foreign subsidiaries’ undistributed income are considered to be indefinitely reinvested and, accordingly, we do not record a provision for United States federal and state income taxes on this foreign income. If this income was not considered to be indefinitely reinvested, it would be subject to United States federal and state income taxes and could materially effect our income tax provision.

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

Accrued Sales Rebates

We grant incentive rebates to selected distributors as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered.

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

Currency Exchange Rate Risk

For most of our products, the currency in which we sell the product is the same as the currency in which we incur the costs to manufacture the product, resulting in a natural hedge. However, when the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings. Our currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, we will sometimes use foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less. We had no foreign currency derivatives outstanding at December 31, 2007 and did not employ any foreign currency derivatives during the year then ended.

We generally view as long-term our investments in international subsidiaries with functional currencies other than the United States dollar. As a result, we do not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, we are exposed primarily to exchange rate movements between the United States dollar and the euro, Canadian dollar, Hong Kong dollar, and British pound. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $736.2 million and $302.3 million at December 31, 2007 and 2006, respectively. The acquisitions of Hirschmann, LTK and Lumberg Automation have increased our foreign currency translation risk.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Where natural techniques are not possible, we will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less. We did not have any commodity price derivatives outstanding at December 31, 2007 and did not employ any commodity price derivatives during the year then ended. The following table presents unconditional copper purchase obligations outstanding at December 31, 2007. The unconditional copper purchase obligations settle during 2008. In addition, we had $12.5 million of copper included in our raw materials inventory balance at December 31, 2007.

	Purchase	Fair
	Amount	Value
	(In thousands,
	except average price)

Unconditional copper purchase obligations:
Commitment volume in pounds	2,473
Weighted average price per pound	$3.071

Commitment amounts	$7,595	$7,495

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

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates; however we were not a party to any interest rate derivative instruments at December 31, 2007 or during the year then ended.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 2007.

	Principal Amount by Expected Maturity
	2008	Thereafter	Total	Fair Value
	(In thousands, except interest rates)

Fixed-rate senior subordinated notes	$—	$350,000	$350,000	$340,000
Average interest rate		7.00%
Fixed-rate convertible subordinated debentures	$110,000	$—	$110,000	$110,000
Average interest rate	4.00%

Total			$460,000	$450,000

Our convertible subordinated debentures traded at an average market price of 306.45% per $100 in face value on December 31, 2007. We believe the premium associated with these notes is attributable to factors such as changes in the price of our common stock rather than changes in interest rate.

The fair value of our fixed-rate financial instruments at December 31, 2007 represented 98% of the carrying value of our fixed-rate financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We anticipate, however, that counterparties will be able to fully satisfy their obligations under these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we do periodically evaluate the credit standing of the counterparty financial institutions. At December 31, 2007, no individual customer represented 10% or more of our trade accounts receivable outstanding.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 14 and 13, respectively, to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments, and on December 31, 2006, the Company changed its method of accounting for defined pension benefit and other postretirement benefit plans.

We also have audited, in accordance with the standards of the PCAOB, Belden Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 28, 2008

Belden Inc.

Consolidated Balance Sheets

December 31,	2007	2006
	(In thousands, except par value and number of shares)

ASSETS
Current assets:
Cash and cash equivalents	$159,964	$254,151
Receivables, less allowance for doubtful accounts of $3,893 and $2,637 at 2007 and 2006, respectively	373,108	217,908
Inventories, net	257,540	202,248
Deferred income taxes	28,578	34,664
Other current assets	17,392	10,465

Total current assets	836,582	719,436
Property, plant and equipment, less accumulated depreciation	369,803	272,285
Goodwill	648,882	275,134
Intangible assets, less accumulated amortization	154,786	70,964
Other long-lived assets	58,796	18,149

	$2,068,849	$1,355,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$350,047	$200,008
Current maturities of long-term debt	110,000	62,000

Total current liabilities	460,047	262,008
Long-term debt	350,000	110,000
Postretirement benefits	98,084	60,914
Deferred income taxes	78,140	71,399
Other long-term liabilities	9,915	7,746
Stockholders’ equity:
Preferred stock, par value $.01 per share — 2,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.01 per share — 200,000,000 shares authorized; 50,334,932 shares issued; 44,593,214 and 44,151,185 shares outstanding at 2007 and 2006, respectively	503	503
Additional paid-in capital	638,690	591,416
Retained earnings	478,776	348,069
Accumulated other comprehensive income	93,198	15,013
Treasury stock, at cost — 5,741,718 and 6,183,747 shares at 2007 and 2006, respectively	(138,504)	(111,100)

Total stockholders’ equity	1,072,663	843,901

	$2,068,849	$1,355,968

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

Years Ended December 31,	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$2,032,841	$1,495,811	$1,245,669
Cost of sales	(1,471,471)	(1,162,498)	(968,296)

Gross profit	561,370	333,313	277,373
Selling, general and administrative expenses	(345,928)	(205,139)	(203,825)
Gain on sale of assets	8,556	1,383	—
Asset impairment	(3,262)	(11,079)	(8,010)
Minimum requirements contract income	—	—	3,000

Operating income	220,736	118,478	68,538
Interest expense	(27,516)	(13,096)	(15,036)
Interest income	6,544	7,081	4,737
Other income (expense)	1,799	(187)	(699)

Income from continuing operations before taxes	201,563	112,276	57,540
Income tax expense	(64,440)	(40,713)	(23,972)

Income from continuing operations	137,123	71,563	33,568
Loss from discontinued operations, net of tax	—	(1,330)	(1,173)
Gain (loss) on disposal of discontinued operations, net of tax	—	(4,298)	15,163

Net income	$137,123	$65,935	$47,558

Weighted average number of common shares and equivalents:
Basic	44,877	43,319	45,655
Diluted	50,615	50,276	52,122

Basic income (loss) per share:
Continuing operations	$3.06	$1.65	$0.74
Discontinued operations	—	(0.03)	(0.03)
Disposal of discontinued operations	—	(0.10)	0.33

Net income	$3.06	$1.52	$1.04

Diluted income (loss) per share:
Continuing operations	$2.73	$1.48	$0.69
Discontinued operations	—	(0.03)	(0.02)
Disposal of discontinued operations	—	(0.08)	0.29

Net income	$2.73	$1.37	$0.96

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

Years Ended December 31,	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$137,123	$65,935	$47,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,746	38,616	40,470
Deferred income tax expense	24,945	18,896	14,127
Provision for inventory obsolescence	4,802	14,395	7,533
Asset impairment	3,262	11,079	12,849
Share-based compensation expense	10,562	5,765	3,539
Loss (gain) on disposal of tangible assets	(9,514)	3,690	(15,666)
Pension funding in excess of pension expense	(5,883)	(21,273)	(8,157)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	5,148	(12,730)	(6,213)
Inventories	21,428	34,462	(49,355)
Accounts payable and accrued liabilities	28,096	(2,507)	12,073
Income taxes	(39,153)	(12,623)	4,012
Other assets and liabilities, net	(27,006)	(2,549)	(13,621)

Net cash provided by operating activities	205,556	141,156	49,149
Cash flows from investing activities:
Proceeds from disposal of tangible assets	60,182	34,059	51,541
Capital expenditures	(63,501)	(21,663)	(23,789)
Cash used to invest in or acquire businesses	(589,816)	(11,715)	—
Cash provided by (used for) other investing activities	2,911	(2,146)	—

Net cash provided by (used for) investing activities	(590,224)	(1,465)	27,752
Cash flows from financing activities:
Borrowings under credit arrangements	566,000	—	—
Payments under borrowing arrangements	(278,000)	(59,051)	(17,474)
Cash dividends paid	(9,026)	(8,736)	(9,116)
Debt issuance costs paid	(11,070)	(1,063)	—
Payments under share repurchase program	(31,664)	—	(109,429)
Proceeds from exercises of stock options	32,335	38,808	6,897
Excess tax benefits related to share-based payments	8,533	7,369	—

Net cash provided by (used for) financing activities	277,108	(22,673)	(129,122)
Effect of currency exchange rate changes on cash and cash equivalents	13,373	2,495	(1,937)

Increase (decrease) in cash and cash equivalents	(94,187)	119,513	(54,158)
Cash and cash equivalents, beginning of year	254,151	134,638	188,796

Cash and cash equivalents, end of year	$159,964	$254,151	$134,638

Supplemental cash flow information
Income tax refunds received	$1,968	$1,548	$8,924
Income taxes paid	(55,898)	(29,212)	(11,071)
Interest paid, net of amount capitalized	(21,740)	(14,122)	(14,857)

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

								Accumulated Other
							Unearned	Comprehensive Income (Loss)
							Deferred	Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Compensation	Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	(UDC)	of Equity	Liability	Total
	($ in thousands)

Balance at December 31, 2004	50,211	$502	$531,984	$252,114	(3,009)	$—	$(2,462)	$45,766	$(17,904)	$810,000
Net income	—	—	—	47,558	—	—	—	—	—	47,558
Foreign currency translation	—	—	—	—	—	—	—	(34,118)	—	(34,118)
Minimum pension liability, net of $1.0 million tax benefit	—	—	—	—	—	—	—	—	(625)	(625)

Comprehensive income										12,815
Exercise of stock options	122	1	6,991	—	265	(95)	—	—	—	6,897
Share-based compensation, net of tax withholding forfeitures	13	—	1,069	—	(66)	(1,554)	78	—	—	(407)
Share repurchase program	—	—	—	—	(5,200)	(109,429)	—	—	—	(109,429)
UDC amortization	—	—	—	—	—	—	2,048	—	—	2,048
Cash dividends ($.20 per share)	—	—	—	(9,116)	—	—	—	—	—	(9,116)
Other	—	—	386	314	—	—	—	—	—	700

Balance at December 31, 2005	50,346	503	540,430	290,870	(8,010)	(111,078)	(336)	11,648	(18,529)	713,508
Net income	—	—	—	65,935	—	—	—	—	—	65,935
Foreign currency translation	—	—	—	—	—	—	—	33,193	—	33,193
Minimum pension liability, net of $1.7 million tax expense	—	—	—	—	—	—	—	—	4,152	4,152

Comprehensive income										103,280
Exercise of stock options	—	—	38,510	—	1,822	298	—	—	—	38,808
Share-based compensation, net of tax withholding forfeitures	(11)	—	12,812	—	4	(320)	—	—	—	12,492
Cash dividends ($.20 per share)	—	—	—	(8,736)	—	—	—	—	—	(8,736)
Adoption of SFAS No. 123(R)	—	—	(336)	—	—	—	336	—	—	—
Adoption of SFAS No. 158, net of $8.2 million deferred tax benefit	—	—	—	—	—	—	—	—	(15,451)	(15,451)

Balance at December 31, 2006	50,335	503	591,416	348,069	(6,184)	(111,100)	—	44,841	(29,828)	843,901
Net income	—	—	—	137,123	—	—	—	—	—	137,123
Foreign currency translation	—	—	—	—	—	—	—	63,879	—	63,879
Adjustments to pension and postretirement liability, net of $6.4 million tax benefit	—	—	—	—	—	—	—	—	14,306	14,306

Comprehensive income										215,308
Share repurchase program	—	—	—	—	(677)	(31,664)	—	—	—	(31,664)
Exercise of stock options	—	—	27,651	—	1,125	4,573	—	—	—	32,224
Share-based compensation, net of tax withholding forfeitures	—	—	19,623	—	(6)	(313)	—	—	—	19,310
Cash dividends ($.20 per share)	—	—	—	(9,100)	—	—	—	—	—	(9,100)
Adoption of FIN No. 48	—	—	—	2,684	—	—	—	—	—	2,684

Balance at December 31, 2007	50,335	$503	$638,690	$478,776	(5,742)	$(138,504)	$—	$108,720	$(15,522)	$1,072,663

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1:	Basis of Presentation

Business Description

Belden Inc. (formerly known as Belden CDT Inc.) (the Company, Belden, we, us, or our) designs, manufactures and markets signal transmission solutions, including cable, connectivity and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace.

Consolidation

The accompanying Consolidated Financial Statements include Belden Inc. and all of its subsidiaries. We eliminate all significant affiliate accounts and transactions in consolidation.

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

Reclassifications

We have made certain reclassifications to the 2006 and 2005 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2007 presentation.

Note 2:	Summary of Significant Accounting Policies

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents.

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

Notes to Consolidated Financial Statements — (Continued)

We sometimes grant trade, promotion, and other special price reductions such as meet competition pricing, price protection, contract pricing, and on-time payment discounts to certain of our customers. We also adjust receivables balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them against our gross accounts receivable and gross revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We charge revisions to these estimates back to accounts receivable and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations, possibly resulting in an incremental reduction of accounts receivable and revenues at the time the reduction or return is authorized. Unprocessed receivable credits at December 31, 2007 and 2006 totaled $9.4 million and $11.1 million, respectively.

We evaluate the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense of $1.6 million, $0.5 million and $0.7 million in 2007, 2006, and 2005, respectively.

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2007 and 2006 totaled $19.5 million and $15.2 million, respectively.

Property, Plant and Equipment

We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from 10 to 40 years for buildings, 5 to 12 years for machinery and equipment and five years for computer equipment and software. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. We charge maintenance and repairs — both planned major activities and less-costly, ongoing activities — to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives.

We review property, plant and equipment to determine whether an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability

Notes to Consolidated Financial Statements — (Continued)

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

We evaluate goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. We compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. We did not recognize any goodwill impairment charges in 2007 and 2006. In 2005, we recognized goodwill impairment charges totaling $6.9 million related to our discontinued operations in the United Kingdom.

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

Notes to Consolidated Financial Statements — (Continued)

Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2007 and 2006 totaled $29.3 million and $25.0 million, respectively.

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

Business Combination Accounting

We allocate the cost of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. We also identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. We have historically relied upon the use of third-party valuation specialists to assist in the estimation of fair values for tangible long-lived assets and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values at the business combination date. With respect to accrued liabilities acquired, we use all available information to make our best estimates of their fair values at the business combination date. When necessary, we rely upon the use of third-party actuaries to assist in the estimation of fair value for certain liabilities.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We charge revisions to these estimates back to revenue in the period in which the facts that give rise to each revision become known. Future

Notes to Consolidated Financial Statements — (Continued)

market conditions and product transitions might require us to take actions to increase customer rebates and price allowance offerings, possibly resulting in an incremental reduction of revenue at the time the rebate or allowance is offered. We recognized rebates, allowances, adjustments, and product returns totaling $109.0 million, $101.4 million and $85.2 million as deductions to gross revenues in 2007, 2006, and 2005, respectively.

Shipping and Handling Costs

We recognize fees earned on the shipment of product to customers as revenues and recognize costs incurred on the shipment of product to customers as a cost of sales. We recognized certain handling costs, primarily incurred at our distribution centers, totaling $13.0 million, $9.4 million and $7.1 million as selling, general and administrative (SG&A) expenses in 2007, 2006, and 2005, respectively.

Research and Development

Research and development expenditures are recognized as incurred. Expenditures for research and development were $27.2 million, $10.1 million and $9.6 million for 2007, 2006, and 2005, respectively. Of the $27.2 million incurred in 2007, $17.1 million was incurred by the three businesses that we acquired in 2007.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $16.9 million, $10.3 million and $10.6 million for 2007, 2006, and 2005, respectively. Of the $16.9 million incurred in 2007, $4.4 million was incurred by the three businesses that we acquired in 2007.

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

Notes to Consolidated Financial Statements — (Continued)

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for uncertain tax positions when, despite the belief that our tax return positions are fully supported, we believe that certain positions are likely to be challenged and that our position may not be fully sustained. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which such determination is made.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This Interpretation required us to develop a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additional information regarding the adoption of FIN No. 48 is included in Note 12 to these Consolidated Financial Statements.

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

In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value in an effort to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 would become effective for us on January 1, 2008 if we elected to use the fair value measurement option. We believe that the fair value measurement option would not have a material impact on our operating results, cash flows and financial condition.

Note 3:	Acquisitions

During 2007, we completed three acquisitions. We acquired Hirschmann Automation and Control GmbH (Hirschmann) on March 26, 2007 for $257.9 million. Hirschmann has its headquarters in Germany and is a leading supplier of industrial ethernet solutions and industrial connectivity. The acquisition of Hirschmann enables us to deliver connectivity and networking solutions for demanding industrial environments and large-scale infrastructure projects worldwide. On March 27, 2007, we acquired LTK Wiring Co. Ltd. (LTK), a Hong Kong company, for $214.4 million. LTK is one of the largest manufacturers of electronic cable for the China market. LTK gives us a strong presence in China among OEM customers, including consumer electronics manufacturers. On April 30, 2007, we completed the purchase of the assets of Lumberg Automation Components (Lumberg Automation) for $117.5 million. Lumberg Automation has its headquarters in Germany and is a leading supplier of industrial connectors, high performance cord-sets and fieldbus communication components for factory automation machinery. Lumberg Automation complements the industrial connectivity portfolio of Hirschmann as well as our expertise in signal transmission. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. Hirschmann and Lumberg Automation are included in the Europe segment, and LTK is included in the Asia Pacific segment.

Notes to Consolidated Financial Statements — (Continued)

All three acquisitions were cash transactions and were valued in total at $589.8 million, net of cash acquired and including transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands).

Receivables	$143,514
Inventories	80,047
Other current assets	7,070
Property, plant and equipment	110,180
Goodwill	349,240
Other intangible assets	88,629
Other long-lived assets	29,393

Total assets	$808,073

Accounts payable and accrued liabilities	$126,169
Postretirement benefits	57,274
Deferred income taxes	32,191
Other long-term liabilities	2,623

Total liabilities	218,257

Net assets	$589,816

The allocation above differs from our initial allocation primarily due to the completion of the identifiable intangible asset valuations in the fourth quarter. As a result of this change and others, the amount allocated to goodwill increased by $4.9 million.

The above purchase price allocation is preliminary and is subject to revision as more detailed analyses are completed and additional information about the fair value of individual assets and liabilities becomes available. We are obtaining additional information related to the fair value of certain assets, environmental liabilities, and lease and service provider agreements. In addition, we plan to incur costs in connection with realigning portions of Hirschmann and Lumberg Automation. Management expects to complete these plans by the end of the first quarter of 2008. We will likely incur severance, relocation costs and lease termination penalties associated with the realignment plans. Any change in the fair value of the acquired net assets, any realignment costs, and resolution of income tax uncertainties will change the amount of the purchase price allocable to goodwill.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. Intangible assets related to the acquisitions consisted of the following:

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)

Intangible assets subject to amortization:
Customer relations	$25,103	17.0
Developed technologies	24,739	4.7
Backlog	2,430	0.1

Total intangible assets subject to amortization	52,272

Intangible assets not subject to amortization:
Goodwill	349,240
Trademarks	36,357

Total intangible assets not subject to amortization	385,597

Total intangible assets	$437,869

Weighted average amortization period		10.4

Goodwill of $248.4 million and $100.8 million was assigned to the Europe segment and Asia Pacific segment, respectively. Approximately $67 million of the total goodwill related to the acquisitions is deductible for tax purposes.

Trademarks have been determined by us to have indefinite lives and are not being amortized, based on our expectation that the trademarked products will generate cash flows for us for an indefinite period. We expect to maintain use of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely.

The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the developed technologies intangible asset was based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period of consumption of the intangible asset. The useful life for the customer relations intangible asset was based on our forecasts of customer turnover. The useful life of the backlog intangible asset was based on our estimate of when the ordered items would ship.

The following table illustrates the pro forma effect on operating results as if the three acquisitions had been completed as of the beginning of each respective period.

	Years Ended December 31,
	2007	2006
	Unaudited
	(In thousands, except per share data)

Revenues	$2,178,326	$2,036,943
Income from continuing operations	142,747	75,392
Net income	142,747	69,764
Diluted income per share:
Continuing operations	2.84	1.55
Net income	2.84	1.44

Notes to Consolidated Financial Statements — (Continued)

For purposes of the pro forma disclosures, each respective period includes $15.8 million ($10.4 million after tax) of nonrecurring expenses from the effects of purchase accounting, including inventory cost step-up of $13.3 million that was recognized in cost of sales and amortization of the sales backlog intangible assets of $2.4 million. The pro forma information above also reflects interest expense assuming borrowings at the beginning of each respective period of $350.0 million of 7.0% senior subordinated notes and $239.8 million at 6.6% interest under our senior secured credit agreement to finance the acquisitions.

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

Note 4:	Operating Segments and Geographic Information

Management has organized the enterprise around geographic areas and, within North America, around the brands under which we sell our products in the market. We conduct our operations through four operating segments — the Belden Americas segment, the Specialty Products segment, the Europe segment, and the Asia Pacific segment. The Belden Americas segment, the Specialty Products segment, and the Europe segment all design, manufacture, and market metallic cable, fiber optic cable, connectivity products, and certain other non-cable products with industrial, communications/networking, video/sound/security, and transportation/defense applications. Prior to the acquisition of LTK, our Asia Pacific segment only marketed products manufactured by other segments. Through the acquisition of LTK in 2007, the Asia Pacific segment now has cable design and manufacturing capabilities. We sell the products manufactured by our segments principally through distributors or directly to systems integrators and original equipment manufacturers.

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

	Belden	Specialty		Asia
Year Ended December 31, 2007	Americas	Products	Europe	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$865,183	$245,185	$620,455	$302,018	$—	$—	$2,032,841
Affiliate revenues	69,993	83,552	20,495	464	—	(174,504)	—
Total revenues	935,176	328,737	640,950	302,482	—	(174,504)	2,032,841
Depreciation and amortization	(16,101)	(7,048)	(21,339)	(6,981)	(277)	—	(51,746)
Asset impairment	(1,870)	—	(1,392)	—	—	—	(3,262)
Operating income (loss)	166,360	53,265	48,272	30,593	(43,313)	(34,441)	220,736
Total assets	392,720	210,024	1,435,910	368,766	1,039,218	(1,377,789)	2,068,849
Acquisition of property, plant and equipment	30,658	2,152	13,254	16,166	1,271	—	63,501

Notes to Consolidated Financial Statements — (Continued)

	Belden	Specialty		Asia
Year Ended December 31, 2006	Americas	Products	Europe	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$819,119	$247,316	$365,079	$64,297	$—	$—	$1,495,811
Affiliate revenues	64,235	30,459	8,659	—	—	(103,353)	—
Total revenues	883,354	277,775	373,738	64,297	—	(103,353)	1,495,811
Depreciation and amortization(1)	(18,397)	(6,814)	(10,297)	(153)	(232)	—	(35,893)
Asset impairment	(8,557)	—	(2,522)	—	—	—	(11,079)
Operating income (loss)	123,675	33,116	4,072	6,803	(29,220)	(19,968)	118,478
Total assets	383,889	212,781	348,480	24,660	1,127,172	(741,014)	1,355,968
Acquisition of property, plant and equipment	13,837	2,907	4,166	385	368	—	21,663

	Belden	Specialty		Asia
Year Ended December 31, 2005	Americas	Products	Europe	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$639,634	$231,569	$324,258	$50,208	$—	$—	$1,245,669
Affiliate revenues	73,900	18,439	8,993	—	—	(101,332)	—
Total revenues	713,534	250,008	333,251	50,208	—	(101,332)	1,245,669
Depreciation and amortization(1)	(19,314)	(6,476)	(9,862)	(285)	(239)	—	(36,176)
Asset impairment	—	—	(5,610)	—	(2,400)	—	(8,010)
Operating income (loss)	98,046	24,844	(8,542)	2,838	(30,717)	(17,931)	68,538
Total assets	409,751	216,868	291,119	24,667	1,014,685	(650,355)	1,306,735
Acquisition of property, plant and equipment(1)	11,961	3,849	6,680	148	395	—	23,033

(1)	Excludes discontinued operations.

Total segment operating income differs from net income reported in the Consolidated Financial Statements as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating income	$220,736	$118,478	$68,538
Interest expense	(27,516)	(13,096)	(15,036)
Interest income	6,544	7,081	4,737
Other income (expense)	1,799	(187)	(699)
Income tax expense	(64,440)	(40,713)	(23,972)

Income from continuing operations	137,123	71,563	33,568
Loss from discontinued operations, net of tax	—	(1,330)	(1,173)
Gain (loss) on disposal of discontinued operations, net of tax	—	(4,298)	15,163

Net income	$137,123	$65,935	$47,558

Product and Service Group Information

It is currently impracticable for all of our operations to capture and report external customer revenues for each group of similar products and services.

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

The following table identifies revenues by country based on the location of the customer and long-lived assets by country based on physical location.

	United	Canada &	Europe, Africa	Asia
	States	Latin America	& Middle East	Pacific	Total
	(In thousands)

Year ended December 31, 2007
Revenues	$925,697	$222,207	$548,456	$336,481	$2,032,841
Percent of total revenues	45%	11%	27%	17%	100%
Long-lived assets	$464,643	$47,158	$537,712	$182,754	$1,232,267
Year ended December 31, 2006
Revenues	$855,390	$198,468	$365,186	$76,767	$1,495,811
Percent of total revenues	57%	13%	25%	5%	100%
Long-lived assets	$349,749	$45,889	$145,069	$532	$541,239
Year ended December 31, 2005
Revenues	$697,714	$163,217	$326,948	$57,790	$1,245,669
Percent of total revenues	56%	13%	26%	5%	100%
Long-lived assets	$353,212	$52,678	$137,255	$304	$543,449

Major Customer

Revenues generated from sales to Anixter International Inc., primarily in the Belden Americas segment, were $336.8 million (17% of revenues), $309.8 million (21% of revenues), and $216.5 million (17% of revenues) for 2007, 2006, and 2005, respectively.

Note 5:	Discontinued Operations

During 2006, we sold certain assets and liabilities of our discontinued operation in Manchester, United Kingdom for approximately $28.0 million cash and terminated, without penalty, our supply agreement with British Telecom plc. We recognized a $4.3 million after-tax loss on the disposal of this discontinued operation.

During 2005, we sold substantially all of the remaining net assets of our discontinued operations in Phoenix, Arizona; Skelmersdale, United Kingdom; Auburn, Massachusetts; and Barberton, Ohio, for approximately $40.0 million cash. We recognized a $15.2 million after-tax gain on the disposal of the discontinued operation assets in Phoenix. The net assets for the other three discontinued operations were acquired through the 2004 merger with Cable Design Technologies. The net proceeds received from the sales of the net assets of these three discontinued operations exceeded their aggregate carrying values by $0.1 million. Upon the finalization of purchase accounting, we increased the portion of consideration we previously allocated to the tangible assets of these discontinued operations and reduced the portion of consideration we previously allocated to goodwill by this excess amount.

We recognized severance costs within the loss from discontinued operations in the amount of $1.0 million and $0.1 million in 2005 because of personnel reductions at our discontinued operations in Manchester and Phoenix, respectively.

Notes to Consolidated Financial Statements — (Continued)

We did not have any discontinued operations in 2007. Operating results from discontinued operations in 2006 and 2005 include the following:

	2006	2005
	(In thousands)

Results of Operations:
Revenues	$27,644	$108,561
Loss before taxes	$(1,900)	$(3,691)
Income tax benefit	570	2,518

Net loss	$(1,330)	$(1,173)

Disposal:
Gain (loss) before taxes	$(6,140)	$23,692
Income tax benefit (expense)	1,842	(8,529)

Net gain (loss)	$(4,298)	$15,163

Note 6:	Income (Loss) Per Share

The following table presents the basis of the income per share computation:

For The Year Ended December 31,	2007	2006	2005
	(In thousands)

Numerator for basic income per share:
Income from continuing operations	$137,123	$71,563	$33,568
Loss from discontinued operations	—	(1,330)	(1,173)
Gain (loss) on disposal of discontinued operations	—	(4,298)	15,163

Net income	$137,123	$65,935	$47,558

Numerator for diluted income per share:
Income from continuing operations	$137,123	$71,563	$33,568
Tax-effected interest expense on convertible subordinated debentures	875	2,710	2,710

Adjusted income from continuing operations	137,998	74,273	36,278
Loss from discontinued operations	—	(1,330)	(1,173)
Gain (loss) on disposal of discontinued operations	—	(4,298)	15,163

Adjusted net income	$137,998	$68,645	$50,268

Denominator:
Denominator for basic income per share — weighted average shares	44,877	43,319	45,655
Effect of dilutive common stock equivalents	5,738	6,957	6,467

Denominator for diluted income per share — adjusted weighted average shares	50,615	50,276	52,122

For the years ended December 31, 2007, 2006, and 2005, we did not include 0.5 million, 0.5 million, and 2.4 million outstanding stock options, respectively, in our development of the denominators used in the diluted income per share computations because they were antidilutive. For the year ended December 31, 2007, we also did not include 0.1 million restricted stock awards with performance conditions in our development of the denominator used in the diluted income per share computation because the performance conditions had not yet been satisfied.

Notes to Consolidated Financial Statements — (Continued)

Note 7:	Inventories

The major classes of inventories were as follows:

December 31,	2007	2006
	(In thousands)

Raw materials	$78,847	$54,542
Work-in-process	57,562	38,357
Finished goods	136,305	120,520
Perishable tooling and supplies	4,355	4,016

Gross inventories	277,069	217,435
Obsolescence and other reserves	(19,529)	(15,187)

Net inventories	$257,540	$202,248

In 2006, we changed the parameters we apply to calculate our allowance for excess and obsolete inventories to conform to our goal to better manage our working capital and reduce our reliance on finished goods inventory as well as to include a more consistent definition of what constitutes excess and obsolete inventory. We recognized a pretax charge of approximately $11.1 million in cost of sales during 2006 to reflect a change in accounting estimate related to measurement of our allowances for excess and obsolete inventories. The effect of this change on income from continuing operations was approximately $7.3 million or $0.14 per diluted share.

Note 8:	Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

December 31,	2007	2006
	(In thousands)

Land and land improvements	$45,443	$24,981
Buildings and leasehold improvements	143,244	133,001
Machinery and equipment	451,733	362,068
Computer equipment and software	42,276	36,797
Construction in process	30,430	19,572

Gross property, plant and equipment	713,126	576,419
Accumulated depreciation	(343,323)	(304,134)

Net property, plant and equipment	$369,803	$272,285

Disposals

During 2007, we completed the sale of our telecommunications cable operation in the Czech Republic for $25.7 million and recorded a gain of $7.8 million within the Europe segment. Of the $25.7 million in proceeds, $19.9 million was received in 2007. The remaining $5.8 million is due in the first quarter of 2008. We also sold certain Belden Americas segment real estate and equipment in Illinois for $4.2 million cash and recognized a gain of $0.7 million.

During 2007, we sold certain Belden Americas segment real estate and equipment in South Carolina, Vermont and Canada for $20.4 million cash. We recognized an aggregate $0.1 million loss on the disposals of these assets in the Belden Americas segment operating results. We also sold certain Europe segment real estate in the Netherlands for $4.0 million and recognized a gain of $0.1 million.

In December 2007, we sold and leased back certain Europe segment real estate in the Netherlands. The sales price was $10.0 million, and we deferred a gain of $1.6 million, which will be recognized over the life of the lease.

Notes to Consolidated Financial Statements — (Continued)

The lease term is five years with an option to renew up to an additional five years. Of the $10.0 million in proceeds, $9.3 million was received in 2007. The remaining $0.7 million is due in the first quarter of 2008.

During 2006, we sold property, plant and equipment in Sweden for $2.4 million cash and recognized a gain of $1.4 million.

During 2005, we sold real estate in Canada and Germany for $6.1 million cash and recognized an aggregate $0.5 million gain. Also during 2005, we sold real estate in the United States acquired in the 2004 Cable Design Technologies merger for $1.4 million cash. The proceeds received from the sale exceeded the carrying value of this facility by less than $0.1 million. Upon the finalization of purchase accounting, we increased the portion of merger consideration we had previously allocated to net assets acquired and reduced the portion of merger consideration we had previously allocated to goodwill by this excess amount.

Impairment

In 2007, we determined that certain asset groups in the Belden Americas and Europe operating segments were impaired. The asset groups in the Belden Americas operating segment were impaired because of the cessation of manufacturing at a facility in Canada. The asset group in the Europe operating segment was impaired because of product portfolio management and product sourcing actions. We estimated the fair values of the asset groups based upon anticipated net proceeds from their sales and recognized impairment losses of $1.9 million and $1.4 million in the Belden Americas and Europe operating segments, respectively.

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

During 2005, we determined that an asset group in the Europe operating segment was impaired because of product portfolio management actions we initiated. We estimated the fair value of the asset group based upon anticipated net proceeds from its sale and recognized an impairment loss of $1.1 million.

Depreciation Expense

We recognized depreciation expense of $41.1 million, $33.1 million and $32.9 million in 2007, 2006, and 2005, respectively. We also recognized depreciation cost of $2.7 million and $4.3 million related to our various discontinued operations in loss from discontinued operations during 2006 and 2005, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 9:	Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Goodwill	$648,882	$—	$648,882	$275,134	$—	$275,134

Intangible assets subject to amortization:
Customer relations	$82,748	(9,341)	$73,407	$55,389	(5,640)	$49,749
Patents	32,764	(5,385)	27,379	6,247	(800)	5,447
Favorable contracts	1,094	(1,081)	13	1,094	(768)	326
Backlog	4,085	(4,085)	—	1,379	(1,379)	—

Total intangible assets subject to amortization	120,691	(19,892)	100,799	64,109	(8,587)	55,522
Trademarks	53,987	—	53,987	15,442	—	15,442

Intangible assets	$174,678	$(19,892)	$154,786	$79,551	$(8,587)	$70,964

Segment Allocation of Goodwill

Our goodwill is allocated among our operating segments as follows:

	December 31,
	2007	2006	Change
	(In thousands)

Belden Americas Segment	$60,252	$60,252	$—
Specialty Products Segment	36,950	36,950	—
Europe Segment	307,089	33,671	273,418
Asia Pacific Segment	100,907	—	100,907
Finance & Administration	143,684	144,261	(577)

	$648,882	$275,134	$373,748

Goodwill allocated to the Europe segment increased during 2007 primarily due to the acquisitions of Hirschmann and Lumberg Automation, which in total added $248.4 million to goodwill. In addition, goodwill allocated to the Europe segment increased $25.0 million during 2007 due to the impact of translation on goodwill denominated in currencies other than the United States dollar.

Goodwill allocated to the Asia Pacific segment increased during 2007 primarily due to the acquisition of LTK, which added $100.8 million to goodwill. In addition, goodwill allocated to the Asia Pacific segment increased $0.1 million during 2007 due to the impact of translation on goodwill denominated in currencies other than the United States dollar.

We believe that goodwill recognized in F&A benefits the entire Company because it represents acquirer-specific synergies unique to a previous acquisition. Goodwill recorded in F&A decreased during 2007 primarily due to an adjustment of a deferred tax asset valuation allowance that was originally recorded in purchase accounting.

Notes to Consolidated Financial Statements — (Continued)

Impairment

At December 31, 2007 and 2006, the carrying amounts of goodwill, trademarks, and intangible assets subject to amortization were considered recoverable.

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

Amortization Expense

We recognized amortization expense of $10.6 million, $2.9 million and $4.8 million in 2007, 2006, and 2005, respectively. Of the $10.6 million incurred in 2007, $7.6 million was incurred by the three businesses that we acquired in 2007. We expect to recognize annual amortization expense of $9.7 million in 2008, 2009 and 2010, $8.0 million in 2011, and $5.5 million in 2012.

Note 10:	Accounts Payable and Accrued Liabilities

The carrying values of accounts payable and accrued liabilities were as follows:

December 31,	2007	2006
	(In thousands)

Accounts payable	$192,274	$88,557
Wages, severance and related taxes	50,675	44,469
Accrued Rebates	29,254	24,958
Employee benefits	18,604	14,344
Interest	9,576	3,878
Other (individual items less than 5% of total current liabilities)	49,664	23,802

Accounts payable and accrued liabilities	$350,047	$200,008

North America Restructuring

In 2006, we announced our decision to restructure certain North American operations in an effort to lower our manufacturing cost, starting with the planned construction of a new manufacturing facility in Mexico, the planned closures of plants in Quebec, Illinois, Kentucky and South Carolina. We recognized severance costs of $2.5 million in cost of sales and $0.2 million in SG&A expense within the Belden Americas Segment in 2007. We recognized severance costs of $8.7 million in cost of sales within the Belden Americas segment in 2006. We do not expect to recognize additional severance costs related to these restructuring actions.

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

Notes to Consolidated Financial Statements — (Continued)

Reduction in Force

We have identified certain positions throughout the organization for elimination in an effort to reduce production, selling and administration costs. In 2007, we recognized severance costs totaling $0.8 million ($0.1 million in cost of sales and $0.7 million in SG&A expenses) related to North America position eliminations. Severance costs of $0.6 million and $0.2 million were recognized by the Belden Americas segment and the Specialty Products segment, respectively. In 2006, we recognized severance costs totaling $3.5 million ($1.2 million in cost of sales and $2.3 million in SG&A expenses) related to worldwide position eliminations. Severance costs of $1.9 million, $1.0 million, $0.5 million, and $0.1 million were recognized by the Belden Americas segment, the Europe segment, the Specialty Products segment, and the Asia Pacific segment, respectively. We do not expect to recognize additional severance costs related to these restructuring actions.

Voluntary Separation Program

In December 2007, we announced a voluntary separation program for salaried associates in the United States who are at least 50 years of age and have 10 years of service with the Company. We recognized $0.7 million of severance costs ($0.3 million in cost of sales and $0.4 million in SG&A expenses) in 2007. Severance costs of $0.4 million, $0.2 million and $0.1 million were recognized by the Belden Americas segment, the Specialty Products segment and F&A, respectively. We expect to recognize severance costs of approximately $4-$8 million related to this program in 2008.

The following table sets forth restructuring activity that occurred during 2005 — 2007:

				Voluntary
	North America	Europe	Reduction	Separation
	Restructuring	Restructuring	in Force	Program
	(In thousands, except number of employees)

Balance at December 31, 2004	$—	$—	$—	$—
New charges:
Ongoing benefits arrangement	—	7,698	—	—
Cash payments	—	—	—	—
Foreign currency translation	—	—	—	—
Other adjustments	—	—	—	—

Balance at December 31, 2005	—	7,698	—	—
New charges:
One-time termination arrangement	8,731	—	3,501	—
Ongoing benefits arrangement	—	7,307	—	—
Special termination benefits	—	908	—	—
Cash payments	(1,095)	(11,949)	(124)	—
Foreign currency translation	(71)	577	(4)	—
Other adjustments	—	(59)	—	—

Balance at December 31, 2006	7,565	4,482	3,373	—
New charges:
One-time termination arrangement	2,736	—	768	—
Special termination benefits	—	—	—	707
Cash payments	(9,276)	(3,932)	(2,719)	—
Foreign currency translation	490	133	66	—
Other adjustments	(223)	76	(521)	—

Balance at December 31, 2007	$1,292	$759	$967	$707

Notes to Consolidated Financial Statements — (Continued)

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Environmental Remediation Liabilities

Our accrued liability for environmental remediation and related costs was approximately $3.3 million and $6.2 million at December 31, 2007 and 2006, respectively. We expect to fund these environmental remediation liabilities over the next 4 years. It is reasonably possible that a change in the estimated remediation costs will occur before remediation is completed.

Executive Succession Costs

In 2005, two former senior executives entered into separation of employment agreements with us. We recognized SG&A expense of $7.0 million in 2005 related to these separations of employment and associated executive succession planning services.

Note 11:	Long-Term Debt and Other Borrowing Arrangements

The carrying values of long-term debt and other borrowing arrangements were as follows:

	December 31,
	2007	2006
	(In thousands)

Senior subordinated notes, face amount of $350,000 due 2017, contractual interest rate 7.00%, effective interest rate 7.00%	$350,000	$—
Convertible subordinated notes, face amount of $110,000 due 2023, contractual interest rate 4.00%, effective interest rate 4.00%	110,000	110,000
Medium-term notes, face amount of $45,000 due from 2007 through 2009, contractual interest rate 6.92%, effective interest rate 6.92%	—	45,000
Medium-term notes, face amount of $17,000 due 2009, contractual interest rate 7.95%, effective interest rate 8.06%	—	17,000

Total debt and other borrowing arrangements	460,000	172,000
Less current maturities	(110,000)	(62,000)

Long-term debt and other borrowing arrangements	$350,000	$110,000

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

Convertible Subordinated Debentures

On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.0% convertible subordinated debentures due 2023 for $110.0 million aggregate principal outstanding of the previous 4.0% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay the principal amount in cash and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The previous debentures were convertible only into

Notes to Consolidated Financial Statements — (Continued)

shares of our common stock. We may call some or all of the debentures on or after July 21, 2008. Holders may surrender their debentures for conversion into cash and shares of common stock upon satisfaction of any of the following conditions: (1) the closing sale price of our common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to us by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to us by Standard & Poor’s is downgraded to B or below; (3) we have called the debentures for redemption; or, (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of December 31, 2007, condition (1) had been satisfied. Because the holders of these debentures may at their election currently tender them for conversion, we have classified the obligations as a current liability. As of December 31, 2007, the debentures are convertible into cash of $110.0 million and approximately 3.8 million shares of common stock based on a conversion price of $17.679. To date, no holders of the debentures have surrendered their debentures for conversion into cash and shares of our common stock.

Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed.

Medium-Term Notes

On February 16, 2007, we redeemed our medium-term notes in the aggregate principal amount of $62.0 million. In connection therewith, we paid a make-whole premium of approximately $2.0 million which was recognized as other expense in the Consolidated Statements of Operations. The redemption was made with cash on hand.

Senior Secured Credit Facility

On February 16, 2007, we amended our existing senior secured credit agreement, increasing the commitment under our senior secured credit facility from $165.0 million to $225.0 million. On December 21, 2007, we further amended the agreement by increasing the commitment from $225.0 million to $350.0 million. We also revised certain restrictive covenants governing affiliate indebtedness and asset sales. The facility matures in 2011, has a variable interest rate based on LIBOR and is secured by our overall cash flow and certain of our assets in the United States. The amended agreement contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. At December 31, 2007, there were no outstanding borrowings under the facility, we had $343.9 million in available borrowing capacity, and we were in compliance with the covenants required by the amended agreement.

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2007 are as follows (in thousands):

2008	$110,000
2009	—
2010	—
2011	—
2012	—
Thereafter	350,000

$460,000

Notes to Consolidated Financial Statements — (Continued)

Note 12:	Income Taxes

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Income from continuing operations before taxes:
United States operations	$95,314	$100,058	$53,627
Foreign operations	106,249	12,218	3,913

	$201,563	$112,276	$57,540

Income tax expense:
Currently payable:
United States federal	$10,960	$13,513	$—
United States state and local	3,165	409	155
Foreign	25,370	7,895	9,690

	39,495	21,817	9,845
Deferred:
United States federal	21,685	15,946	13,759
United States state and local	1,227	2,869	1,739
Foreign	2,033	81	(1,371)

	24,945	18,896	14,127

Total income tax expense	$64,440	$40,713	$23,972

Years Ended December 31,	2007	2006	2005

Effective income tax rate reconciliation:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.1%	2.9%	3.3%
Increase (decrease) in deferred tax asset valuation allowance	(2.9)%	3.3%	8.7%
Increase (decrease) in tax contingencies	0.6%	(4.3)%	(6.5)%
Foreign income tax rate differences	(2.7)%	(0.2)%	1.9%
Other	(0.1)%	(0.4)%	(0.7)%

	32.0%	36.3%	41.7%

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for the Tax Sharing Agreement with Cooper Industries Ltd. This Tax Agreement requires us to pay Cooper most of the tax benefits resulting from basis adjustments arising from an initial public offering on October 6, 1993. The effect of the Tax Agreement is to put us in the same financial position we would have been in had there been no increase in the tax basis of our assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for 2007, 2006, and 2005 by $1.5 million, $1.2 million, and $1.2 million, respectively. Included in taxes paid for 2007, 2006, and 2005 were $38.9 million, $10.4 million, and $0.0 million, respectively, paid to Cooper in accordance with the Tax Agreement.

Notes to Consolidated Financial Statements — (Continued)

December 31,	2007	2006
	(In thousands)

Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment and intangibles	$(105,385)	$(105,362)

Deferred income tax assets:
Postretirement and pension accruals	14,462	20,996
Reserves and accruals	37,130	31,982
Net operating loss carryforwards	27,996	46,902
Valuation allowances	(23,765)	(31,253)

	55,823	68,627

Net deferred income tax liability	$(49,562)	$(36,735)

	2007			2006
December 31,	Current	Noncurrent	Total	Current	Noncurrent	Total
	(In thousands)

Deferred income tax assets	$28,578	$27,245	$55,823	$34,664	$33,963	$68,627
Deferred income tax liabilities	—	(105,385)	(105,385)	—	(105,362)	(105,362)

	$28,578	$(78,140)	$(49,562)	$34,664	$(71,399)	$(36,735)

As of December 31, 2007, we had $163.0 million of net operating loss carryforwards as adjusted by the Tax Agreement with Cooper. Unless otherwise utilized, net operating loss carryforwards will expire as follows: $11.1 million in 2008, $8.8 million in 2009, $1.0 million between 2010 and 2012, and $35.2 million between 2013 and 2027. Net operating loss carryforwards with an indefinite carryforward period total $106.9 million. The net operating loss carryforwards expiring in 2008 through 2010 will not have a significant impact on the effective tax rate because of deferred tax asset valuation allowances recorded for those loss carryforwards.

Undistributed income of our foreign subsidiaries totaled $106.2 million in 2007. Of this amount, $60.6 million is considered to be indefinitely reinvested and, accordingly, we have not recorded a provision for United States federal and state income taxes on this foreign income. Upon distribution of foreign subsidiary income, we may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of these earnings.

As a result of our adoption of FIN No. 48 on January 1, 2007, we recognized a $2.7 million decrease to reserves for uncertain tax positions. We accounted for this decrease as an adjustment to our beginning balance of retained earnings on the Consolidated Balance Sheet. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows (In thousands):

Balance at January 1, 2007	$4,659
Additions based on tax positions related to the current year	1,398
Additions for tax positions of prior years	419
Reductions for tax positions of prior years	(748)

Balance at December 31, 2007	$5,728

Included in the balance at December 31, 2007 were $4.9 million of tax positions that, if recognized, would impact the effective tax rate. As of December 31, 2007, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. Our practice is to recognize interest accrued related to uncertain tax positions in interest

Notes to Consolidated Financial Statements — (Continued)

expense and penalties in operating expenses. During 2007, 2006, and 2005 we recognized approximately $0.1 million, $0.3 million and ($0.3) million, respectively, in interest expense (income) and penalties. We have approximately $0.5 million and $1.1 million for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.

Our federal income tax returns for the tax years 2004 and later remain subject to examination by the Internal Revenue Service. Our state income tax returns for the tax years 2002 and later remain subject to examination by various state taxing authorities. Our foreign income tax returns for the tax years 2000 and later remain subject to examination by various foreign taxing authorities. Our Canadian tax returns for the years 2002 — 2005 are currently under examination.

Note 13:	Pension and Other Postretirement Benefits

On December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement required us to recognize 1) the funded status of each of our benefit plans — measured as the difference between plan assets at fair value and the benefit obligation — in our statement of financial position, 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, 3) measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position, and 4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Substantially all employees in Canada, the Netherlands, the United Kingdom, the United States and certain employees in Germany are covered by defined benefit or defined contribution pension plans. We terminated our separate defined benefit plan in the Netherlands at the end of 2005. Employees in the Netherlands now participate in an industry pension plan. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation and in certain plans during 2005 a partial matching of employees’ salary deferrals with our common stock. Defined contribution expense for 2007, 2006, and 2005 was $8.8 million, $8.9 million, and $6.0 million, respectively. The increase in contributions during 2006 resulted primarily from contributions to the industry pension plan for employees in the Netherlands.

We sponsor unfunded postretirement medical and life insurance benefit plans for certain of our employees in Canada and the United States. The medical benefit portion of the United States plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

Notes to Consolidated Financial Statements — (Continued)

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets as well as a statement of the funded status and balance sheet reporting for these plans.

	Pension Benefits		Other Benefits
Years Ended December 31,	2007	2006	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$(184,618)	$(177,166)	$(45,485)	$(47,583)
Service cost	(6,348)	(6,163)	(418)	(646)
Interest cost	(11,804)	(9,146)	(2,409)	(2,326)
Participant contributions	(111)	(319)	(30)	(31)
Plan amendments	—	(545)	879	—
Actuarial gain (loss)	17,988	(2,310)	743	2,607
Acquisitions	(54,334)	—	—	—
Liability curtailments	2,602	3,129	2,589	—
Special termination benefits	(1,104)	—	(170)	—
Foreign currency exchange rate changes	(9,846)	(5,194)	(4,723)	(230)
Benefits paid	17,620	13,096	3,014	2,724

Benefit obligation, end of year	$(229,955)	$(184,618)	$(46,010)	$(45,485)

	Pension Benefits		Other Benefits
Years Ended December 31,	2007	2006	2007	2006
	(In thousands)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$171,379	$134,716	$—	$—
Actual return on plan assets	8,828	16,639	—	—
Employer contributions	12,227	28,198	3,014	2,693
Plan participant contributions	111	319	—	31
Foreign currency exchange rate changes	4,135	4,603	—	—
Benefits paid	(17,620)	(13,096)	(3,014)	(2,724)

Fair value of plan assets, end of year	$179,060	$171,379	$—	$—

	Pension Benefits		Other Benefits
Years Ended December 31,	2007	2006	2007	2006
	(In thousands)

Funded Status:
Funded status	$(50,895)	$(13,239)	$(46,010)	$(45,485)
Unrecognized net actuarial loss	18,543	35,580	8,535	11,151
Unrecognized prior service cost	454	468	(1,257)	(408)

Accrued benefit cost	$(31,898)	$22,809	$(38,732)	$(34,742)

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits		Other Benefits
December 31,	2007	2006	2007	2006
	(In thousands)

Amounts recongized in the balance sheets:
Prepaid benefit cost	$10,802	$5,761	$—	$—
Accrued benefit liability (current)	(6,286)	(1,118)	(3,246)	(2,599)
Accrued benefit liability (noncurrent)	(55,411)	(18,026)	(42,673)	(42,888)
Noncurrent deferred taxes	7,787	13,093	2,875	4,015
Accumulated other comprehensive income	11,210	23,099	4,312	6,730

Net amount recognized	$(31,898)	$22,809	$(38,732)	$(34,742)

In 2007, the change in benefit obligation for pension plans stems primarily from the liabilities assumed in the acquisition of Hirschmann, the use of lower discount rates in 2007 than in 2006, and the impact of the curtailment with respect to the Canadian pension plans. In 2006, the change in benefit obligation attributable to actuarial gain or losses for pension benefits related primarily to a change in the mortality assumption for the United Kingdom plan and for other postretirement benefits related primarily to favorable claims experience for the Canadian plan.

The accumulated benefit obligation for all defined benefit pension plans was $225.6 million and $178.2 million at December 31, 2007 and 2006, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $70.5 million, $69.0 million, and $9.6 million, respectively, as of December 31, 2007 and $131.9 million, $126.3 million, and $112.8 million, respectively, as of December 31, 2006. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $159.5 million, $156.6 million, and $169.4 million, respectively, as of December 31, 2007.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2007	2006	2005	2007	2006	2005
	(In thousands)

Components of net periodic benefit cost:
Service cost	$6,348	$6,163	$9,476	$418	$646	$530
Interest cost	11,804	9,146	13,151	2,409	2,326	2,344
Expected return on plan assets	(12,266)	(10,814)	(14,838)	—	—	—
Amortization of prior service cost	14	(27)	(39)	(106)	(106)	(106)
Curtailment gain	(2,373)	—	—	(938)	—	—
Special termination benefits	1,104	—	5,869	—	—	—
Settlement of liabilities	—	(45)	863	—	—	—
Net loss recognition	2,254	2,502	3,432	610	687	619

Net periodic benefit cost	$6,885	$6,925	$17,914	$2,393	$3,553	$3,387

Notes to Consolidated Financial Statements — (Continued)

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
December 31,	2007	2006	2007	2006

Weighted average assumptions for benefit obligations at year end:
Discount rate	5.9%	5.4%	5.9%	5.3%
Salary increase	3.8%	4.0%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	5.4%	5.2%	5.3%	5.2%
Salary increase	4.0%	4.0%	N/A	N/A
Expected return on assets	7.3%	7.4%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	10.0%	9.0%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2015	2011
Measurement date	12/31/2007	12/31/2006	12/31/2007	12/31/2006

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2007 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)

Effect on total of service and interest cost components	$314	$(255)
Effect on postretirement benefit obligation	$4,250	$(3,611)

The following table reflects the pension plans’ actual and target asset allocations.

	Target	Actual	Actual
December 31,	2008	2007	2006

Asset Category:
Equity securities	56%	60%	75%
Debt securities	44%	40%	25%
Real estate	0%	0%	0%
Other	0%	0%	0%

Total	100%	100%	100%

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 25% in debt securities and 75% in equity securities and for our pension plans where the majority of the participants are in payment or terminated vested status is 75%-80% in debt securities and 20%-25% in equity securities. The plans only invest in debt and equity instruments for which there is a ready public market. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and debt securities of the type in which our plans invest.

The following table reflects the benefits as of December 31, 2007 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as

Notes to Consolidated Financial Statements — (Continued)

Medicure subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

			Medicare
	Pension	Other	Subsidy
	Plans	Plans	Receipts
	(In thousands)

2008	$26,843	$3,343	$296
2009	16,568	3,430	293
2010	16,480	3,496	289
2011	16,408	3,536	278
2012	17,186	3,518	265
2013-2017	87,199	16,729	1,060

Total	$180,684	$34,052	$2,481

We anticipate contributing $13.3 million and $3.3 million to our pension and other postretirement plans, respectively, during 2008.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefits cost at December 31, 2007, the changes in these amounts during the year ended December 31, 2007, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2008 are as follows.

	Pension	Other
	Benefits	Benefits
	(In thousands)

Components of accumulated other comprehensive income:
Net actuarial loss	$18,543	$8,444
Net prior service cost (credit)	454	(1,257)

	$18,997	$7,187

	Pension	Other
	Benefits	Benefits
	(In thousands)

Changes in accumulated other comprehensive income:
Net actuarial loss, beginning of year	$35,580	$11,151
Amortization cost	(2,254)	(610)
Liability gain	(17,988)	(834)
Asset loss	3,437	—
Recognition of curtailment gain	(358)	(1,482)
Recognition of settlement loss	129	—
Currency impact	(3)	219

Net actuarial loss, end of year	$18,543	$8,444

Prior service cost, beginning of year	$468	$(408)
Amortization cost	(14)	(773)
Currency impact	—	(76)

Prior service cost, end of year	$454	$(1,257)

Notes to Consolidated Financial Statements — (Continued)

	Pension	Other
	Benefits	Benefits
	(In thousands)

Expected 2008 amortization:
Amortization of prior service cost	$14	$(218)
Amortization of net losses	1,225	685

	$1,239	$467

Note 14:	Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Results for prior periods have not been restated.

Compensation cost charged against income and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Total share-based compensation cost(1)	$10,562	$5,765	$3,539
Income tax benefit	3,919	2,214	1,359

(1)	All compensation cost is charged to SG&A expenses.

The following table illustrates the effect on net income and net income per share if we had accounted for stock options using the fair value method in 2005. For the purpose of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended
	December 31, 2005
	As Reported	Pro Forma
	(In thousands, except per share amounts)

Share-based employee compensation cost, net of tax	$2,180	$2,649
Net income	47,558	47,089
Basic net income per share	1.04	1.03
Diluted net income per share	0.96	0.96

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

We recognize compensation cost for all awards based on their fair values. The fair values for SARs and stock options are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates

Notes to Consolidated Financial Statements — (Continued)

the assumptions noted in the following table. Expected volatility is based on historical volatility, and expected term is based on historical exercise patterns of option holders. The fair value of restricted stock shares and units is the market price of our common stock on the date of grant. Compensation costs for awards with service conditions are amortized to expense using the straight-line method. Compensation costs for awards with performance conditions are amortized to expense using the graded attribution method.

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except weighted average fair value and assumptions)

Weighted-average fair value of SARs and options granted	$21.75	$11.37	$6.20
Total intrinsic value of SARs converted and options exercised	23,112	20,516	2,045
Cash received for options exercised	32,335	38,808	6,897
Excess tax benefits realized from SARs converted and options exercised	8,533	7,369	—
Weighted-average fair value of restricted stock shares and units granted	44.67	28.96	19.93
Total fair value of restricted stock shares and units vested	434	997	3,342
Expected volatility	37.85%	36.92%	37.76%
Expected term (in years)	6.2	6.5	6.8
Risk-free rate	4.71%	4.54%	4.36%
Dividend yield	0.41%	0.76%	4.10%

	SARs and Stock Options
			Weighted-	Restricted Shares and Units
		Weighted-	Average			Weighted-
		Average	Remaining	Aggregate		Average
		Exercise	Contractual	Intrinsic		Grant-Date
	Number	Price	Term	Value	Number	Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)

Outstanding at January 1, 2007	2,748	$25.57			368	$24.79
Granted	447	49.66			172	44.67
Exercised or converted	(1,137)	28.91			(21)	20.69
Forfeited or expired	(27)	25.58			(4)	27.06

Outstanding at December 31, 2007	2,031	$29.04	7.1	$34,115	515	$33.61

Vested or expected to vest at December 31, 2007	1,941	$28.41	7.0	$33,591
Exercisable or convertible at December 31, 2007	968	23.56	4.6	20,504

At December 31, 2007, the total unrecognized compensation cost related to all nonvested awards was $20.1 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

Notes to Consolidated Financial Statements — (Continued)

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

Operating lease expense incurred primarily for office space, machinery and equipment was $19.6 million, $13.8 million, and $12.5 million in 2007, 2006, and 2005, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2007 are as follows (in thousands):

2008	$14,169
2009	9,862
2010	7,644
2011	5,079
2012	2,597
Thereafter	6,774

$46,125

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 17:	Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 34%, 46%, and 42% of revenues in 2007, 2006, and 2005, respectively.

Unconditional Copper Purchase Obligations

At December 31, 2007, we were committed to purchase approximately 2.5 million pounds of copper at an aggregate cost of $7.6 million. At December 31, 2007, the fixed cost of this purchase was $0.1 million over the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. These commitments will mature in 2008.

Labor

Approximately 31% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 30% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2008.

Notes to Consolidated Financial Statements — (Continued)

International Operations

The carrying amounts of net assets belonging to our international operations were as follows:

December 31,	2007	2006
	(In thousands)

Canada and Latin America	$153,304	$111,950
Europe, Africa and Middle East	356,103	211,588
Asia Pacific	226,760	(21,249)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2007 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2007 was $460.0 million. The fair value of our debt instruments at December 31, 2007 was approximately $450.0 million based on sales prices of the debt instruments from recent trading activity. Included in this amount was an estimated $110.0 million fair value of convertible subordinated debentures with a face value of $110.0 million and an estimated $340.4 million fair value of senior subordinated notes with a face value of $350.0 million. Our convertible subordinated debentures traded at an average market price of 306.45% per $100 in face value on December 31, 2007. We believe the premium associated with these notes is attributable to factors such as changes in the price of our common stock rather than changes in interest rate.

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

Letters of Credit, Guarantees and Bonds

At December 31, 2007, we were party to unused standby letters of credit and unused bank guarantees totaling $6.1 million and $12.5 million, respectively. We also maintain bonds totaling $2.6 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, retirement benefits in Germany, and the importation of product into the United States and Canada.

Note 19:	Minimum Requirements Contract Income

We had a contractual sales incentive agreement with a customer that required the customer to purchase quantities of product from us generating at a minimum $3.0 million in gross profit per annum or pay us compensation according to contractual terms through December 31, 2005. During 2005, the customer did not make the minimum required purchases, and we were entitled to receive compensation according to the terms of the agreement. As a result, we recognized $3.0 million in operating income in 2005. The contract expired upon receipt of the 2005 payment.

Note 20:	Share Repurchases

On August 16, 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. From that date through December 31, 2007, we repurchased 676,800 shares of our common stock at an aggregate cost of $31.7 million, an average price per share of $46.79.

Notes to Consolidated Financial Statements — (Continued)

Note 21:	Quarterly Operating Results (unaudited)

2007	1st(1)	2nd(2)	3rd	4th	Year
	(In thousands, except per share amounts)

Number of days in quarter	84	91	91	99	365
Revenues	$336,703	$549,943	$561,611	$584,584	$2,032,841
Gross profit	90,689	151,200	157,697	161,784	561,370
Operating income	37,248	51,729	72,497	59,262	220,736
Income from continuing operations	22,014	30,104	49,416	35,589	137,123
Net income	22,014	30,104	49,416	35,589	137,123
Basic net income per share	$0.50	$0.67	$1.10	$0.79	$3.06
Diluted income per share	$0.44	$0.60	$0.99	$0.71	$2.73

2006	1st	2nd(3)	3rd(4)	4th(5)	Year
	(In thousands, except per share amounts)

Number of days in quarter	85	91	91	98	365
Revenues	$321,905	$409,568	$385,581	$378,757	$1,495,811
Gross profit	73,415	92,177	89,373	78,348	333,313
Operating income	26,956	36,803	35,617	19,102	118,478
Income from continuing operations	14,940	21,524	24,386	10,713	71,563
Loss from discontinued operations	(1,330)	—	—	—	(1,330)
Loss on disposal of discontinued operations	(4,298)	—	—	—	(4,298)
Net income	9,312	21,524	24,386	10,713	65,935
Basic income (loss) per share:
Continuing operations	$0.35	$0.50	$0.56	$0.24	$1.65
Discontinued operations	(0.03)	—	—	—	(0.03)
Disposal of discontinued operations	(0.10)	—	—	—	(0.10)
Net income	0.22	0.50	0.56	0.24	1.52
Diluted income (loss) per share:
Continuing operations	$0.32	$0.44	$0.50	$0.22	$1.48
Discontinued operations	(0.03)	—	—	—	(0.03)
Disposal of discontinued operations	(0.09)	—	—	—	(0.08)
Net income	0.20	0.44	0.50	0.22	1.37

(1)	Includes asset impairment totaling $1.4 million

(2)	Includes asset impairment totaling $1.9 million

(3)	Includes asset impairment totaling $2.4 million

(4)	Includes asset impairment totaling $2.5 million

(5)	Includes asset impairment totaling $6.2 million

Included in the first quarter and second quarter of 2007 are asset impairment charges of $1.4 million and $1.9 million, respectively. Included in the second quarter, third quarter, and fourth quarter of 2006 are asset impairment charges of $2.4 million, $2.5 million, and $6.2 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 22:	Subsequent Events (Unaudited)

In January 2008, we completed the sale of our assembly operation in the Czech Republic for $8.2 million. We do not expect to realize a significant gain or loss on the sale.

From January 1, 2008 through February 22, 2008, we have repurchased an additional 639,714 shares of our common stock for $25.9 million, an average price of $40.49, resulting in $42.4 million remaining under our previously announced share repurchase program.

Notes to Consolidated Financial Statements — (Continued)

Note 23:	Supplemental Guarantor Information

In 2007, Belden Inc. (the Issuer) issued $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes rank senior to our convertible subordinated debentures, rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$13,947	$146,017	$—	$159,964
Receivables, less allowance for doubtful accounts of $3,893	—	100,091	273,017	—	373,108
Inventories, net	—	119,585	137,955	—	257,540
Deferred income taxes	—	(6,509)	35,087	—	28,578
Other current assets	1,986	4,910	10,496	—	17,392

Total current assets	1,986	232,024	602,572	—	836,582
Property, plant and equipment, less accumulated depreciation	—	133,882	235,921	—	369,803
Goodwill	—	248,604	400,278	—	648,882
Intangible assets, less accumulated amortization	—	54,019	100,767	—	154,786
Investment in subsidiaries	923,888	647,642	—	(1,571,530)	—
Other long-lived assets	7,709	5,547	45,540	—	58,796

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,418	$123,226	$212,403	$—	$350,047
Current maturities of long-term debt	110,000	—	—	—	110,000

Total current liabilities	124,418	123,226	212,403	—	460,047
Long-term debt	350,000	—	—	—	350,000
Postretirement benefits	—	15,486	82,598	—	98,084
Deferred income taxes	—	41,932	36,208	—	78,140
Other long-term liabilities	5,250	2,597	2,068	—	9,915
Intercompany accounts	(79,093)	(246,038)	325,131	—	—
Total stockholders’ equity	533,008	1,384,515	726,670	(1,571,530)	1,072,663

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$136,613	$117,538	$—	$254,151
Receivables, less allowance for doubtful accounts of $2,637	187	86,049	131,672	—	217,908
Inventories, net	—	115,399	86,849	—	202,248
Deferred income taxes	—	(2,780)	37,444	—	34,664
Other current assets	190	6,183	4,092	—	10,465

Total current assets	377	341,464	377,595	—	719,436
Property, plant and equipment, less accumulated depreciation	—	139,170	133,115	—	272,285
Goodwill	—	241,463	33,671	—	275,134
Intangible assets, less accumulated amortization	—	56,278	14,686	—	70,964
Investment in subsidiaries	663,150	293,018	—	(956,168)	—
Other long-lived assets	733	7,397	10,019	—	18,149

	$664,260	$1,078,790	$569,086	$(956,168)	$1,355,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,135	$106,534	$88,339	$—	$200,008
Current maturities of long-term debt	—	62,000	—	—	62,000

Total current liabilities	5,135	168,534	88,339	—	262,008
Long-term debt	110,000	—	—	—	110,000
Postretirement benefits	—	20,016	40,898	—	60,914
Deferred income taxes	—	50,277	21,122	—	71,399
Other long-term liabilities	13	5,983	1,750	—	7,746
Intercompany accounts	103,164	(228,417)	125,253	—	—
Total stockholders’ equity	445,948	1,062,397	291,724	(956,168)	843,901

	$664,260	$1,078,790	$569,086	$(956,168)	$1,355,968

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Operations

	Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$1,057,939	$1,226,602	$(251,700)	$2,032,841
Cost of sales	—	(787,152)	(936,019)	251,700	(1,471,471)

Gross profit	—	270,787	290,583	—	561,370
Selling, general and administrative expenses	(969)	(154,797)	(190,162)	—	(345,928)
Gain on sale of assets	—	716	7,840	—	8,556
Asset impairment	—	—	(3,262)	—	(3,262)

Operating income (loss)	(969)	116,706	104,999	—	220,736
Interest expense	(27,467)	(110)	61	—	(27,516)
Interest income	—	2,827	3,717	—	6,544
Other income (expense)	—	(2,016)	3,815	—	1,799
Intercompany income (expense)	15,171	(11,006)	(4,165)	—	—
Income (loss) from equity investment in subsidiaries	145,745	81,006	—	(226,751)	—

Income (loss) from continuing operations before taxes	132,480	187,407	108,427	(226,751)	201,563
Income tax expense	4,643	(41,662)	(27,421)	—	(64,440)

Net income (loss)	$137,123	$145,745	$81,006	$(226,751)	$137,123

	Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$994,843	$714,504	$(213,536)	$1,495,811
Cost of sales	—	(757,141)	(618,893)	213,536	(1,162,498)

Gross profit	—	237,702	95,611	—	333,313
Selling, general and administrative expenses	(552)	(135,211)	(69,376)	—	(205,139)
Gain on sale of assets	—	—	1,383	—	1,383
Asset impairment	—	(4,835)	(6,244)	—	(11,079)

Operating income (loss)	(552)	97,656	21,374	—	118,478
Interest expense	(5,466)	(7,562)	(68)	—	(13,096)
Interest income	—	4,486	2,595	—	7,081
Intercompany income (expense)	5,744	281	(6,025)	—	—
Income (loss) from equity investment in subsidiaries	66,113	4,085	—	(70,198)	—
Other expense	—	—	(187)	—	(187)

Income (loss) from continuing operations before taxes	65,839	98,946	17,689	(70,198)	112,276
Income tax expense	96	(32,833)	(7,976)	—	(40,713)

Income (loss) from continuing operations	65,935	66,113	9,713	(70,198)	71,563
Loss from discontinued operations, net of tax	—	—	(1,330)	—	(1,330)
Loss on disposal of discontinued operations, net of tax	—	—	(4,298)	—	(4,298)

Net income (loss)	$65,935	$66,113	$4,085	$(70,198)	$65,935

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$830,488	$605,553	$(190,372)	$1,245,669
Cost of sales	—	(636,987)	(521,681)	190,372	(968,296)

Gross profit	—	193,501	83,872	—	277,373
Selling, general and administrative expenses	(791)	(128,855)	(74,179)	—	(203,825)
Asset impairment	—	(2,400)	(5,610)	—	(8,010)
Minimum requirements contract income	—	3,000	—	—	3,000

Operating income (loss)	(791)	65,246	4,083	—	68,538
Interest expense	(4,949)	(9,805)	(282)	—	(15,036)
Interest income	—	3,748	989	—	4,737
Intercompany income (expense)	5,453	(4,800)	(653)	—	—
Income (loss) from equity investment in subsidiaries	47,744	(6,786)	—	(40,958)	—
Other income (expense)	—	—	(699)	—	(699)

Income (loss) from continuing operations before taxes	47,457	47,603	3,438	(40,958)	57,540
Income tax expense	101	(15,754)	(8,319)	—	(23,972)

Income (loss) from continuing operations	47,558	31,849	(4,881)	(40,958)	33,568
Gain (loss) from discontinued operations, net of tax	—	732	(1,905)	—	(1,173)
Gain on disposal of discontinued operations, net of tax	—	15,163	—	—	15,163

Net income (loss)	$47,558	$47,744	$(6,786)	$(40,958)	$47,558

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Cash Flow Statements

	Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net cash provided by (used in) operating activities	$(224,116)	$235,598	$194,074	$—	$205,556
Cash flows from investing activities:
Proceeds from disposal of tangible assets	—	11,023	49,159	—	60,182
Capital expenditures	—	(33,668)	(29,833)	—	(63,501)
Cash used to invest in or acquire businesses	—	—	(589,816)	—	(589,816)
Cash provided by other investing activities	—	—	2,911	—	2,911

Net cash provided by (used for) investing activities	—	(22,645)	(567,579)	—	(590,224)
Cash flows from financing activities:
Borrowings under credit arrangements	566,000	—	—	—	566,000
Payments under borrowing arrangements	(216,000)	(62,000)	—	—	(278,000)
Cash dividends paid	(9,026)	—	—	—	(9,026)
Debt issuance costs	(11,070)	—	—	—	(11,070)
Payments under share repurchase program	(31,664)	—	—	—	(31,664)
Proceeds from exercises of stock options	32,335	—	—	—	32,335
Excess tax benefits related to share-based payments	8,533	—	—	—	8,533
Intercompany capital contributions	(114,992)	(273,619)	388,611	—	—

Net cash provided by (used for) financing activities	224,116	(335,619)	388,611	—	277,108
Effect of currency exchange rate changes on cash and cash equivalents	—	—	13,373	—	13,373

Increase (decrease) in cash and cash equivalents	—	(122,666)	28,479	—	(94,187)
Cash and cash equivalents, beginning of year	—	136,613	117,538	—	254,151

Cash and cash equivalents, end of year	$—	$13,947	$146,017	$—	$159,964

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net cash provided by (used in) operating activities	$(36,378)	$126,108	$51,426	$—	$141,156
Cash flows from investing activities:
Proceeds from disposal of tangible assets	—	89	33,970	—	34,059
Capital expenditures	—	(16,074)	(5,589)	—	(21,663)
Cash used to invest in or acquire businesses	—	(5,000)	(6,715)	—	(11,715)
Cash used in other investing activities	—	(2,146)	—	—	(2,146)

Net cash provided by (used for) investing activities	—	(23,131)	21,666	—	(1,465)
Cash flows from financing activities:
Payments under borrowing arrangements	—	(59,000)	(51)	—	(59,051)
Cash dividends paid	(8,736)	—	—	—	(8,736)
Debt issuance costs	(1,063)	—	—	—	(1,063)
Proceeds from exercises of stock options	38,808	—	—	—	38,808
Excess tax benefits related to share-based payments	7,369	—	—	—	7,369

Net cash provided by (used for) financing activities	36,378	(59,000)	(51)	—	(22,673)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	2,495	—	2,495

Increase in cash and cash equivalents	—	43,977	75,536	—	119,513
Cash and cash equivalents, beginning of year	—	92,636	42,002	—	134,638

Cash and cash equivalents, end of year	$—	$136,613	$117,538	$—	$254,151

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net cash provided by (used in) operating activities	$111,648	$(36,540)	$(25,959)	$—	$49,149
Cash flows from investing activities:
Proceeds from disposal of tangible assets	—	36,256	15,285	—	51,541
Capital expenditures	—	(12,049)	(11,740)	—	(23,789)

Net cash provided by (used for) investing activities	—	24,207	3,545	—	27,752
Cash flows from financing activities:
Payments under borrowing arrangements	—	(15,000)	(2,474)	—	(17,474)
Cash dividends paid	(9,116)	—	—	—	(9,116)
Payments under share repurchase program	(109,429)	—	—	—	(109,429)
Proceeds from exercises of stock options	6,897	—	—	—	6,897

Net cash provided by (used for) financing activities	(111,648)	(15,000)	(2,474)	—	(129,122)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1,937)	—	(1,937)

Decrease in cash and cash equivalents	—	(27,333)	(26,825)	—	(54,158)
Cash and cash equivalents, beginning of year	—	119,969	68,827	—	188,796

Cash and cash equivalents, end of year	$—	$92,636	$42,002	$—	$134,638

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. That evaluation excluded the business operations of Hirschmann, LTK and Lumberg Automation acquired in 2007. The acquired business operations excluded from our evaluation constituted $878 million of our total assets at December 31, 2007 and $495 million and $38 million of our revenues and operating income, respectively, for the year ended December 31, 2007. The operations of the acquired businesses will be included in our 2008 evaluation. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden Inc.

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hirschmann, LTK and Lumberg Automation, which are included in the 2007 consolidated financial statements of Belden Inc. and constituted $878 million of total assets as of December 31, 2007, and $495 million and $38 million of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of Belden Inc. also did not include an evaluation of the internal control over financial reporting of Hirschmann, LTK, and Lumberg Automation.

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Belden Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Belden Inc., and our report dated February 28, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 28, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Matters to Be Voted On: Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Board Structure and Compensation” (opening paragraph and table), “Board Structure and Compensation — The Audit Committee,” “Beneficial Ownership Table of Directors, Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board Structure and Compensation — Nominating and Corporate Governance Committee” and the answer to “May I propose actions for consideration at next year’s annual meeting of stockholders or nominate individuals to serve as directors?”, as described in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to “Executive Compensation” and “Director Compensation” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information on December 31, 2007” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Board Structure and Compensation” (paragraph following the table) as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to “Board Structure and Compensation — Fees to Independent Registered Public Accountants for 2007 and 2006” and “Board Structure and Compensation — Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2007

Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2007

Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestures/	Charge		Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Recoveries	Movement	Balance
	(In thousands)

Accounts Receivable — Allowance for Doubtful Accounts:
2007	$2,637	$1,715	$1,468	$(2,077)	$(142)	$292	$3,893
2006	3,839	477	—	(1,835)	(28)	184	2,637
2005	5,589	700	269	(2,056)	(612)	(51)	3,839
Inventories — Obsolescence and Other Valuation Allowances:
2007	$15,187	$4,802	$9,973	$(11,907)	$—	$1,474	$19,529
2006	14,912	14,395	—	(14,259)	—	139	15,187
2005	21,385	7,006	—	(12,838)	—	(641)	14,912
Deferred Income Tax Asset — Valuation Allowance:
2007	$31,253	$—	$—	$(555)	$(6,933)	$—	$23,765
2006	27,786	3,764	—	(264)	(33)	—	31,253
2005	22,565	5,510	—	—	(476)	187	27,786

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3. Exhibits  The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

3.1		Certificate of Incorporation, as amended	Filed herewith.
3.2		Bylaws, as amended	Filed herewith.
4.1		Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1
4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023	April 24, 2007 Form 8-K, Exhibit 4.1
4.5		Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4
10	.5*	Cable Design Technologies Corporation (CDT) Long-Term Performance Incentive Plan	November 1, 1993 Form S-1, Exhibit 10.18
10	.6*	CDT Supplemental Long-Term Performance Incentive Plan	January 17, 1996 Proxy Statement, Exhibit A

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.7*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.8*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.9*	Form of June 11, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.18
10	.10*	Form of April 23, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.19
10	.11*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.12*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 11, 2007 Proxy Statement, Appendix I
10	.13*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.14*	Form of Restricted Stock Grant	December 16, 2002 Form 10-Q, Exhibit 10.22; November 15, 2004 Form 10-Q, Exhibit 10.20; May 19, 2005 Form 8-K, Exhibit 10.01
10	.15*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.16*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; filed herewith.
10	.17*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.2; filed herewith.
10	.18*	Form of Restricted Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.3; filed herewith.
10	.19*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4
10	.20*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.5
10	.21*	Belden CDT Inc. Long-Term Cash Performance Plan	March 31, 2005 Form 10-K, Exhibit 10.36
10	.22*	Belden Inc. Annual Cash Incentive Plan, as amended	Filed herewith.
10	.23*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.24*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50
10	.25*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.26*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.27*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.28*	Executive Employment Agreement with John Stroup	September 27, 2005 Form 8-K, Exhibit 10.01
10	.29*	Executive Employment Agreement with Gray Benoist	November 3, 2006 Form 10-Q, Exhibit 10.3
10	.30*	Executive Employment Agreement with Peter F. Sheehan	November 3, 2006 Form 10-Q, Exhibit 10.1
10	.31*	Executive Employment Agreement with Robert Canny	November 3, 2006 Form 10-Q, Exhibit 10.2

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.32*	Executive Employment Agreement with each of John Norman, Richard Kirschner, Denis Suggs and Louis Pace	August 3, 2007 Form 10-Q, Exhibits 10.1-10.3; November 2, 2007 Form 10-Q, Exhibit 10.3
10	.33*	Form of Executive Employment Agreement with each of Cathy O. Staples, Kevin L. Bloomfield, D. Larrie Rose and Stephen H. Johnson	July 26, 2007 8-K, Exhibit 10.01
10	.34*	Form of Indemnification Agreement with each of the Directors and Gray Benoist, Kevin Bloomfield, Robert Canny, Stephen Johnson, Richard Kirschner, John Norman, Louis Pace, Larrie Rose, Peter Sheehan, Cathy Staples, John Stroup and Denis Suggs	March 1, 2007 10-K, Exhibit 10.39
10	.35*	Separation of Employment Agreement with Robert Canny	November 2, 2007 Form 10-Q, Exhibit 10.1
10	.36*	Separation of Employment Agreement-Retirement with D. Larrie Rose	Filed herewith.
10	.37*	Separation of Employment Agreement with Peter Sheehan	Filed herewith.
10	.38*	Employment Agreement with Wolfgang Babel	Filed herewith.
10.39		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1
10.40		Credit Agreement Consent	November 3, 2006 Form 10-Q, Exhibit 10.4
10.41		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.42		Second Amendment to Credit Agreement	December 26, 2007 8-K, Exhibit 10.1
10.43		Wachovia Commitment Letter	February 8, 2007 Form 8-K, Exhibit 10.1
12.1		Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
14.1		Code of Ethics	Filed herewith.
21.1		List of Subsidiaries of Belden Inc.	Filed herewith.
23.1		Consent of Ernst & Young LLP	Filed herewith.
24.1		Powers of Attorney from Members of the Board of Directors	Filed herewith.
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith.
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 1350 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 1350 Certification of the Chief Financial Officer	Filed herewith.

*	Management contract or compensatory plan

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

Belden Inc., Attention: Secretary
7701 Forsyth Boulevard, Suite 800
St. Louis, Missouri 63105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN INC.

By:	/s/ JOHN S. STROUP
John S. Stroup
President, Chief Executive Officer and Director

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP John S. Stroup	President, Chief Executive Officer and Director	February 29, 2008

/s/ GRAY G. BENOIST Gray G. Benoist	Vice President, Finance and Chief Financial Officer	February 29, 2008

/s/ JOHN S. NORMAN John S. Norman	Controller and Chief Accounting Officer	February 29, 2008

/s/ BRYAN C. CRESSEY* Bryan C. Cressey	Chairman of the Board and Director	February 29, 2008

/s/ DAVID ALDRICH* David Aldrich	Director	February 29, 2008

/s/ LORNE D. BAIN* Lorne D. Bain	Director	February 29, 2008

/s/ LANCE BALK* Lance Balk	Director	February 29, 2008

/s/ JUDY L. BROWN* Judy L. Brown	Director	February 29, 2008

/s/ MICHAEL F.O. HARRIS* Michael F.O. Harris	Director	February 29, 2008

/s/ GLENN KALNASY* Glenn Kalnasy	Director	February 29, 2008

/s/ JOHN M. MONTER* John M. Monter	Director	February 29, 2008

/s/ BERNARD G. RETHORE* Bernard G. Rethore	Director	February 29, 2008

/s/ JOHN S. STROUP * By John S. Stroup, Attorney-in-fact

INDEX TO EXHIBITS

3. Exhibits  The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

3.1		Certificate of Incorporation, as amended	Filed herewith.
3.2		Bylaws, as amended	Filed herewith.
4.1		Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1
4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 4.00% Convertible Subordinated Debentures Due July 15, 2023	April 24, 2007 Form 8-K, Exhibit 4.1
4.5		Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4
10	.5*	Cable Design Technologies Corporation (CDT) Long-Term Performance Incentive Plan	November 1, 1993 Form S-1, Exhibit 10.18
10	.6*	CDT Supplemental Long-Term Performance Incentive Plan	January 17, 1996 Proxy Statement, Exhibit A
10	.7*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.8*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.9*	Form of June 11, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.18
10	.10*	Form of April 23, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.19
10	.11*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.12*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 11, 2007 Proxy Statement, Appendix I
10	.13*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.14*	Form of Restricted Stock Grant	December 16, 2002 Form 10-Q, Exhibit 10.22; November 15, 2004 Form 10-Q, Exhibit 10.20; May 19, 2005 Form 8-K, Exhibit 10.01
10	.15*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.16*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; filed herewith.
10	.17*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.2; filed herewith.
10	.18*	Form of Restricted Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.3; filed herewith.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.19*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4
10	.20*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.5
10	.21*	Belden CDT Inc. Long-Term Cash Performance Plan	March 31, 2005 Form 10-K, Exhibit 10.36
10	.22*	Belden Inc. Annual Cash Incentive Plan, as amended	Filed herewith.
10	.23*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.24*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50
10	.25*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.26*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.27*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.28*	Executive Employment Agreement with John Stroup	September 27, 2005 Form 8-K, Exhibit 10.01
10	.29*	Executive Employment Agreement with Gray Benoist	November 3, 2006 Form 10-Q, Exhibit 10.3
10	.30*	Executive Employment Agreement with Peter F. Sheehan	November 3, 2006 Form 10-Q, Exhibit 10.1
10	.31*	Executive Employment Agreement with Robert Canny	November 3, 2006 Form 10-Q, Exhibit 10.2
10	.32*	Executive Employment Agreement with each of John Norman, Richard Kirschner, Denis Suggs and Louis Pace	August 3, 2007 Form 10-Q, Exhibits 10.1-10.3; November 2, 2007 Form 10-Q, Exhibit 10.3
10	.33*	Form of Executive Employment Agreement with each of Cathy O. Staples, Kevin L. Bloomfield, D. Larrie Rose and Stephen H. Johnson	July 26, 2007 8-K, Exhibit 10.01
10	.34*	Form of Indemnification Agreement with each of the Directors and Gray Benoist, Kevin Bloomfield, Robert Canny, Stephen Johnson, Richard Kirschner, John Norman, Louis Pace, Larrie Rose, Peter Sheehan, Cathy Staples, John Stroup and Denis Suggs	March 1, 2007 10-K, Exhibit 10.39
10	.35*	Separation of Employment Agreement with Robert Canny	November 2, 2007 Form 10-Q, Exhibit 10.1
10	.36*	Separation of Employment Agreement-Retirement with D. Larrie Rose	Filed herewith.
10	.37*	Separation of Employment Agreement with Peter Sheehan	Filed herewith.
10	.38*	Employment Agreement with Wolfgang Babel	Filed herewith.
10.39		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1
10.40		Credit Agreement Consent	November 3, 2006 Form 10-Q, Exhibit 10.4

The filings referenced for incorporation by
Exhibit		reference are Company (Belden Inc.) filings unless
Number	Description of Exhibit	noted to be those of Belden 1993 Inc.

10.41	First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.42	Second Amendment to Credit Agreement	December 26, 2007 8-K, Exhibit 10.1
10.43	Wachovia Commitment Letter	February 8, 2007 Form 8-K, Exhibit 10.1
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
14.1	Code of Ethics	Filed herewith.
21.1	List of Subsidiaries of Belden Inc.	Filed herewith.
23.1	Consent of Ernst & Young LLP	Filed herewith.
24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith.