Form 10-Q
period 2008-03-30
BELDEN INC.
filed 2008-05-08
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
The registrant is not a shell company.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Following is the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008

Common Stock, $0.01 Par Value	43,749,726

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	March 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$196,842	$159,964
Receivables, net	370,882	373,108
Inventories, net	262,687	257,540
Deferred income taxes	28,931	28,578
Other current assets	17,313	17,392

Total current assets	876,655	836,582
Property, plant and equipment, less accumulated depreciation	328,516	369,803
Goodwill	704,399	648,882
Intangible assets, less accumulated amortization	157,484	154,786
Other long-lived assets	65,414	58,796

	$2,132,468	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$375,693	$350,047
Current maturities of long-term debt	110,000	110,000

Total current liabilities	485,693	460,047
Long-term debt	350,000	350,000
Postretirement benefits	103,387	98,084
Deferred income taxes	64,075	78,140
Other long-term liabilities	13,558	9,915

Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	642,524	638,690
Retained earnings	489,790	478,776
Accumulated other comprehensive income	153,975	93,198
Treasury stock	(171,037)	(138,504)

Total stockholders’ equity	1,115,755	1,072,663

	$2,132,468	$2,068,849

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30, 2008	March 25, 2007
	(In thousands, except per share amounts)
Revenues	$511,826	$336,703
Cost of sales	(366,009)	(246,014)

Gross profit	145,817	90,689
Selling, general and administrative expenses	(97,715)	(51,903)
Research and development	(9,071)	(146)
Loss on sale of assets	(884)	—
Asset impairment	(11,549)	(1,392)

Operating income	26,598	37,248
Interest expense	(7,819)	(2,526)
Interest income	957	2,743
Other income (expense)	1,168	(2,016)

Income before taxes	20,904	35,449
Income tax expense	(7,684)	(13,435)

Net income	$13,220	$22,014

Weighted average number of common shares and equivalents:
Basic	44,139	44,465
Diluted	48,377	51,689

Basic income per share	$0.30	$0.50

Diluted income per share	$0.27	$0.44

Dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 30, 2008	March 25, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$13,220	$22,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,758	8,541
Share-based compensation	3,287	1,760
Provision for excess and obsolete inventories	1,660	2,786
Asset impairment	11,549	1,392
Loss on disposal of tangible assets	884	—
Pension funding in excess of pension expense	(2,650)	(2,005)
Excess tax benefits related to share-based compensation	(895)	(5,370)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and business acquisitions and disposals:
Receivables	1,091	(11,928)
Inventories	(3,927)	8,129
Accounts payable and accrued liabilities	(8,709)	11,416
Income taxes	8,145	7,918
Other assets and liabilities, net	(6,721)	(5,038)

Net cash provided by operating activities	30,692	39,615

Cash flows from investing activities:
Proceeds from disposal of tangible assets	39,140	6,911
Capital expenditures	(6,905)	(11,415)
Cash used for other investing activities	(61)	—

Net cash provided by (used for) investing activities	32,174	(4,504)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,300	24,584
Excess tax benefits related to share-based compensation	895	5,370
Payments under share repurchase program	(36,298)	—
Cash dividends paid	(2,251)	(2,264)
Proceeds received under borrowing arrangements	—	475,000
Payments under borrowing arrangements	—	(187,000)
Debt issuance costs	—	(9,524)

Net cash provided by (used for) financing activities	(33,354)	306,166

Effect of foreign currency exchange rate changes on cash and cash equivalents	7,366	7,102

Increase in cash and cash equivalents	36,878	348,379
Cash and cash equivalents, beginning of period	159,964	254,151

Cash and cash equivalents, end of period	$196,842	$602,530

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
THREE MONTHS ENDED MARCH 30, 2008 AND MARCH 25, 2007
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
							Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(in thousands)
Balance at December 31, 2006	50,335	$503	$591,416	$348,069	(6,184)	$(111,100)	$44,841	$(29,828)	$843,901
Net income				22,014					22,014
Foreign currency translation							5,070		5,070

Comprehensive income									27,084
Exercise of stock options			24,584		810				24,584
Share-based compensation, net of tax withholding forfeitures			7,651		(6)	(313)			7,338
Adoption of FIN No. 48				2,684					2,684
Dividends ($.05 per share)				(2,264)					(2,264)

Balance at March 25, 2007	50,335	$503	$623,651	$370,503	(5,380)	$(111,413)	$49,911	$(29,828)	$903,327

Balance at December 31, 2007	50,335	$503	$638,690	$478,776	(5,742)	$(138,504)	$108,720	$(15,522)	$1,072,663
Net income				13,220					13,220
Foreign currency translation							60,777		60,777

Comprehensive income									73,997
Exercise of stock options, net of tax withholding forfeitures			1,256		148	3,036			4,292
Release of restricted stock, net of tax withholding forfeitures			(1,611)		50	729			(882)
Share-based compensation			4,189						4,189
Share repurchase program					(900)	(36,298)			(36,298)
Dividends ($0.05 per share)				(2,206)					(2,206)

Balance at March 30, 2008	50,335	$503	$642,524	$489,790	(6,444)	$(171,037)	$169,497	$(15,522)	$1,115,755

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
The accompanying Consolidated Financial Statements presented as of any date other than December 31, 2007:
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
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2007 Annual Report on Form 10-K.
Business Description
We design, manufacture, and market signal transmission solutions, including cable, connectivity and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Typically, our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end. The three months ended March 30, 2008 and March 25, 2007 include 90 and 84 calendar days, respectively.
Reclassifications
We have made certain reclassifications to the 2007 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2008 presentation.
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
At March 30, 2008, we were party to unused bank guaranties, unused standby letters of credit, and surety bonds totaling $7.4 million, $6.1 million, and $2.6 million, respectively.
Current-Year Adoption of Accounting Pronouncements
On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This Statement does not require any new fair value measurements following generally accepted accounting principles. However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. Adoption of SFAS No. 157 did not have a material impact on our operating results, cash flows and financial condition.
On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value in an effort to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Adoption of SFAS No. 159 did not have a material impact on our operating results, cash flows and financial condition as we elected not to use the fair value measurement option on our financial instruments and other applicable items.
Pending Adoption of Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) becomes effective for us for any business combination with an acquisition date on or after January 1, 2009. We are currently evaluating the potential impact of SFAS No. 141(R) on our operating results, cash flows and financial condition.
Note 2: Acquisitions
During 2007, we completed three acquisitions. We acquired Hirschmann Automation and Control GmbH (Hirschmann) on March 26, 2007 for $258.0 million. Hirschmann has its headquarters in Germany and is a leading supplier of industrial ethernet solutions and industrial connectivity. The acquisition of Hirschmann enables us to deliver connectivity and networking solutions for demanding industrial environments and large-scale infrastructure projects worldwide. On March 27, 2007, we acquired LTK Wiring Co. Ltd. (LTK), a Hong Kong company, for $214.4 million. LTK is one of the largest manufacturers of electronic cable for the China market. LTK gives us a strong presence in China among OEM customers, including consumer electronics manufacturers. On April 30, 2007, we purchased the assets of Lumberg Automation Components (Lumberg Automation) for $117.5 million. Lumberg

Automation has its headquarters in Germany and is a leading supplier of industrial connectors, high performance cord-sets and fieldbus communication components for factory automation machinery. Lumberg Automation complements the industrial connectivity portfolio of Hirschmann as well as our expertise in signal transmission. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. Hirschmann and Lumberg Automation are included in the Europe, Middle East and Africa (EMEA) segment, and LTK is included in the Asia Pacific segment.
All three acquisitions were cash transactions and were valued in total at $589.9 million, including transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands).

Current assets	$235,092
Property, plant and equipment	96,243
Goodwill	375,814
Intangible assets	88,629
Other assets	29,014

Assets acquired	824,792
Liabilities assumed	234,915

Net assets acquired	$589,877

The allocation above differs from our allocation as of December 31, 2007 primarily due to the following adjustments, which all impacted goodwill:
•	a $13.9 million decrease in the estimated fair value of property, plant and equipment;

•	a $23.9 million accrual for restructuring costs related to finalizing certain plans to realign portions of the acquired businesses;

•	a $4.3 million accrual for unfavorable lease agreements and service provider contracts; and

•	a $4.5 million increase to current deferred tax assets, and a $10.6 million decrease to long-term deferred tax liabilities related to the adjustments described above.
The above purchase price allocation related to Lumberg Automation is preliminary and is subject to revision as more detailed analyses are completed and additional information becomes available related to restructuring costs and the fair value of certain assets. Management expects to complete its restructuring plans and fair value analyses during the second quarter of 2008. Any change in the fair value of the acquired net assets, any restructuring costs, and resolution of income tax uncertainties will change the amount of the purchase price allocable to goodwill.
Note 3: Operating Segments
We conduct our operations through four reported operating segments—Belden Americas, Specialty Products, EMEA, and Asia Pacific.
Finance and administration costs reflected in the column entitled F&A in the following tables represent corporate headquarters operating and treasury expenses. Amounts reflected in the column entitled Eliminations represent the eliminations of affiliate revenues and affiliate cost of sales.

	Belden	Specialty		Asia
	Americas	Products	EMEA	Pacific	F&A	Eliminations	Total
	(In thousands)
Three Months Ended March 30, 2008
Total assets	$356,539	$197,586	$1,531,860	$366,685	$1,065,033	$(1,385,235)	$2,132,468
External customer revenues	186,278	53,432	184,563	87,553	—	—	511,826
Affiliate revenues	19,828	18,345	6,056	—	—	(44,229)	—
Operating income (loss)	31,281	(7,082)	16,909	8,897	(13,896)	(9,511)	26,598

Three Months Ended March 25, 2007
Total assets	$388,806	$213,079	$1,132,565	$28,728	$916,812	$(966,440)	$1,713,550
External customer revenues	186,298	56,653	81,948	11,804	—	—	336,703
Affiliate revenues	11,278	12,423	2,708	—	—	(26,409)	—
Operating income (loss)	34,308	10,315	3,802	1,527	(7,940)	(4,764)	37,248
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes.

	Three Months Ended
	March 30, 2008	March 25, 2007
	(In thousands)
Operating income	$26,598	$37,248
Interest expense	(7,819)	(2,526)
Interest income	957	2,743
Other income (expense)	1,168	(2,016)

Income before taxes	$20,904	$35,449

Note 4: Income per Share
The following table presents the basis of the income per share computation:

	March 30,	March 25,
Three Months Ended	2008	2007
	(in thousands, except per share amounts)
Numerator for basic income per share:
Net income	$13,220	$22,014

Numerator for diluted income per share:
Net income	13,220	22,014
Tax-effected interest expense on convertible subordinated debentures	—	678

Adjusted net income	$13,220	$22,692

Denominator:
Denominator for basic income per share—weighted average shares	44,139	44,465
Effect of dilutive common stock equivalents	4,238	7,224

Denominator for diluted income per share—adjusted weighted average shares	48,377	51,689

Note 5: Inventories
The major classes of inventories were as follows:

	March 30,	December 31,
	2008	2007
	(In thousands)
Raw materials	$82,511	$78,847
Work-in-process	58,188	57,562
Finished goods	139,123	136,305
Perishable tooling and supplies	4,489	4,355

Gross inventories	284,311	277,069
Obsolescence and other reserves	(21,624)	(19,529)

Net inventories	$262,687	$257,540

Note 6: Long-Lived Assets
Disposals
In March 2008, we sold and leased back under a normal sale-leaseback certain Belden Americas segment real estate in Mexico. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years. Of the $25.0 million sales price, $24.0 million was received in the first quarter of 2008. The remaining $1.0 million was received in the second quarter of 2008.
In January 2008, we sold our assembly operation in the Czech Republic for $8.2 million. We did not recognize a significant gain or loss on the transaction.
During the first quarter of 2007, we sold certain Belden Americas segment real estate and equipment in South Carolina and Vermont for $6.7 million cash. We did not recognize a significant gain or loss on these transactions.
Impairments
During the first quarter of 2008, we recognized an impairment loss of $7.3 million in the operating results of our Specialty Products segment due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized impairment losses of $3.8 million and $0.4 million in the operating results of our Specialty Products and Belden Americas segments, respectively, related to our decision to consolidate capacity and dispose of excess machinery and equipment.
During the first quarter of 2007, we determined that certain asset groups related to our plants in the Czech Republic and the Netherlands were impaired due to product portfolio management and product sourcing actions. We estimated the fair market value of these long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.4 million in the operating results of our EMEA segment.

Depreciation and Amortization Expense
We recognized depreciation expense of $11.2 million and $7.8 million in the three-month periods ended March 30, 2008 and March 25, 2007, respectively.
We recognized amortization expense related to our intangible assets of $2.6 million and $0.7 million in the three-month periods ended March 30, 2008 and March 25, 2007, respectively.
Note 7: Restructuring Activities
EMEA Restructuring
In the first quarter of 2008, we finalized certain plans to realign our EMEA operations in order to consolidate manufacturing capacity. We recognized $28.7 million of restructuring costs related to these realignment plans, including $23.9 million that was accounted for through purchase accounting and $4.8 million that was charged to the statement of operations. We expect to incur additional restructuring charges in 2008 of approximately $2 million related to these realignment plans. In prior years, we announced various decisions to restructure certain EMEA operations in an effort to reduce manufacturing floor space and overhead, starting with the closures of a manufacturing facility in Sweden and sales offices in the United Kingdom and Germany, as well as product portfolio actions in the Czech Republic and the Netherlands. We do not expect to recognize additional costs related to these prior year restructuring activities.
Voluntary Separation Program
In 2007, we announced a voluntary separation program primarily for associates in the United States who are at least 50 years of age and have 10 years of service with the Company. We recognized $6.5 million of severance costs ($3.5 million in SG&A expenses and $3.0 million in cost of sales) in the first quarter of 2008. Severance costs of $3.5 million, $2.4 million, and $0.6 million were recognized by the Belden Americas segment, the Specialty Products segment and F&A, respectively. To date, we have recognized severance costs totaling $7.2 million related to these activities. We do not expect to recognize additional costs related to this program.
Reduction in Force
Beginning in 2006, we identified certain positions throughout the organization for elimination in an effort to reduce production, selling, and administration costs. In the first quarter of 2008, we recognized severance costs totaling $0.6 million ($0.4 million in cost of sales and $0.2 million in SG&A expenses) related to North America position eliminations in the Specialty Products segment. To date, we have recognized severance costs totaling $4.8 million related to these activities. We do not expect to recognize additional costs related to these restructuring activities.

The following table sets forth restructuring activity that occurred during the three months ended March 30, 2008:

			Voluntary
	EMEA	Reduction	Separation
(In thousands)	Restructuring	in Force	Program
Balance at December 31, 2007	$759	$967	$707
New charges	4,826	612	6,479
Purchase accounting	23,850	—	—
Cash payments	(45)	(188)	(209)
Foreign currency translation	4,040	4	—
Other adjustments	—	(18)	—

Balance at March 30, 2008	$33,430	$1,377	$6,977

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.
Note 8: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
In 2007, we completed an offering of $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank senior to our convertible subordinated debentures, rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15.
Convertible Subordinated Debentures
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.0% convertible subordinated debentures due 2023 for $110.0 million aggregate principal outstanding of the previous 4.0% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay the principal amount in cash and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The previous debentures were convertible only into shares of our common stock. We may call some or all of the debentures on or after July 21, 2008. Holders may surrender their debentures for conversion into cash and shares of common stock upon satisfaction of any of the following conditions: (1) the closing sale price of our common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to us by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to us by Standard & Poor’s is downgraded to B or below; (3) we have called the debentures for redemption; or, (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of March 30, 2008, condition (1) had been satisfied. Because the holders of these debentures may at their election currently tender them for conversion, we have classified the obligations as a current liability. As of March 30, 2008, the debentures are convertible into cash of $110.0 million and approximately 3.1 million shares of common stock based on a conversion price of $17.679. To date, no holders of the debentures have surrendered their debentures for conversion into cash and shares of our common stock.

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
Senior Secured Credit Facility
We have a senior secured credit facility with a $350.0 million commitment. The facility matures in 2011, has a variable interest rate based on LIBOR and is secured by our overall cash flow and certain of our assets in the United States. The facility contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. At March 30, 2008, there were no outstanding borrowings under the facility, we had $346.8 million in available borrowing capacity, and we were in compliance with the covenants required by the facility.
Note 9: Income Taxes
Tax expense of $7.7 million for the three months ended March 30, 2008 resulted from income before taxes of $20.9 million. The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amount determined by applying the applicable statutory United States tax rate for the three months ended March 30, 2008 is analyzed below:

Three Months Ended March 30, 2008	Amount	Rate
	(in thousands, except rate data)
United States federal statutory rate	$7,317	35.0%
State and local income taxes	50	0.2
Decrease in deferred tax asset valuation allowance	(641)	(3.0)
Increase in uncertain tax positions	58	0.3
Effect of foreign tax rate changes on deferred taxes	1,974	9.4
Foreign income tax rate differences and other, net	(1,074)	(5.1)

Total tax expense	$7,684	36.8%

In the first quarter of 2008, we recorded a net increase to income tax expense to reflect the impact of changes to statutory tax rates in several foreign jurisdictions. Income tax expense increased by $2.0 million due to the application of the new statutory rates to deferred tax balances in Germany, Italy, Denmark and China.

Note 10: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for the plans:

	Pension Obligations		Other Postretirement Obligations
	March 30,	March 25,	March 30,	March 25,
Three Months Ended	2008	2007	2008	2007
	(In thousands)
Service cost	$1,400	$1,494	$35	$167
Interest cost	3,229	2,429	653	586
Expected return on plan assets	(3,170)	(3,119)	—	—
Amortization of prior service cost	4	4	(54)	(27)
Net loss recognition	323	483	171	153

Net periodic benefit cost	$1,786	$1,291	$805	$879

Note 11: Share Repurchases
In 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. In the first quarter of 2008, we repurchased 899,714 shares of our common stock at an aggregate cost of $36.3 million, an average price per share of $40.34. Through March 30, 2008, we have repurchased 1,576,514 shares of our common stock at an aggregate cost of $68.0 million resulting in $32.0 million remaining under this share repurchase program.
Note 12: Supplemental Guarantor Information
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

Supplemental Condensed Consolidating Balance Sheets

	March 30, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$36,185	$160,657	$—	$196,842
Receivables, net	7	92,574	278,301	—	370,882
Inventories, net	—	124,406	138,281	—	262,687
Deferred income taxes	—	(6,509)	35,440	—	28,931
Other current assets	1,148	4,602	11,563	—	17,313

Total current assets	1,155	251,258	624,242	—	876,655
Property, plant and equipment, less accumulated depreciation	—	119,734	208,782	—	328,516
Goodwill	—	248,936	455,463	—	704,399
Intangible assets, less accumulated amortization	—	53,523	103,961	—	157,484
Investment in subsidiaries	1,070,164	659,858	—	(1,730,022)	—
Other long-lived assets	7,352	5,840	52,222	—	65,414

	$1,078,671	$1,339,149	$1,444,670	$(1,730,022)	$2,132,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,450	$131,199	$239,044	$—	$375,693
Current maturities of long-term debt	110,000	—	—	—	110,000

Total current liabilities	115,450	131,199	239,044	—	485,693
Long-term debt	350,000	—	—	—	350,000
Postretirement benefits	—	17,616	85,771	—	103,387
Deferred income taxes	—	41,932	22,143	—	64,075
Other long-term liabilities	5,212	3,403	4,943	—	13,558
Intercompany accounts	95,804	(387,447)	291,643	—	—
Total stockholders’ equity	512,205	1,532,446	801,126	(1,730,022)	1,115,755

	$1,078,671	$1,339,149	$1,444,670	$(1,730,022)	$2,132,468

	December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,947	$146,017	$—	$159,964
Receivables, net	—	100,091	273,017	—	373,108
Inventories, net	—	119,585	137,955	—	257,540
Deferred income taxes	—	(6,509)	35,087	—	28,578
Other current assets	1,986	4,910	10,496	—	17,392

Total current assets	1,986	232,024	602,572	—	836,582
Property, plant and equipment, less accumulated depreciation	—	133,882	235,921	—	369,803
Goodwill	—	248,604	400,278	—	648,882
Intangible assets, less accumulated amortization	—	54,019	100,767	—	154,786
Investment in subsidiaries	923,888	647,642	—	(1,571,530)	—
Other long-lived assets	7,709	5,547	45,540	—	58,796

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,418	$123,226	$212,403	$—	$350,047
Current maturities of long-term debt	110,000	—	—	—	110,000

Total current liabilities	124,418	123,226	212,403	—	460,047
Long-term debt	350,000	—	—	—	350,000
Postretirement benefits	—	15,486	82,598	—	98,084
Deferred income taxes	—	41,932	36,208	—	78,140
Other long-term liabilities	5,250	2,597	2,068	—	9,915
Intercompany accounts	(79,093)	(246,038)	325,131	—	—
Total stockholders’ equity	533,008	1,384,515	726,670	(1,571,530)	1,072,663

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 30, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Revenues	$—	$237,400	$325,201	$(50,775)	$511,826
Cost of sales	—	(173,430)	(243,354)	50,775	(366,009)

Gross profit	—	63,970	81,847	—	145,817
Selling, general and administrative expenses	(11)	(40,531)	(57,173)	—	(97,715)
Research and development	—	(1,767)	(7,304)	—	(9,071)
Loss on sale of assets	—	—	(884)	—	(884)
Asset impairment	—	(11,549)	—	—	(11,549)

Operating income (loss)	(11)	10,123	16,486	—	26,598
Interest expense	(8,121)	6	296	—	(7,819)
Interest income	—	163	794	—	957
Other income	—	—	1,168	—	1,168
Intercompany income (expense)	3,802	(4,609)	807	—	—
Income (loss) from equity investment in subsidiaries	16,034	12,221	—	(28,255)	—

Income (loss) before taxes	11,704	17,904	19,551	(28,255)	20,904
Income tax benefit (expense)	1,516	(1,870)	(7,330)	—	(7,684)

Net income (loss)	$13,220	$16,034	$12,221	$(28,255)	$13,220

	Three Months Ended March 25, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Revenues	$—	$227,931	$154,321	$(45,549)	$336,703
Cost of sales	—	(168,159)	(123,404)	45,549	(246,014)

Gross profit	—	59,772	30,917	—	90,689
Selling, general and administrative expenses	(29)	(33,518)	(18,356)	—	(51,903)
Research and development	—	(146)	—	—	(146)
Asset impairment	—	—	(1,392)	—	(1,392)

Operating income (loss)	(29)	26,108	11,169	—	37,248
Interest expense	(1,935)	(593)	2	—	(2,526)
Interest income	—	2,087	656	—	2,743
Other expense	—	(2,016)	—	—	(2,016)
Intercompany income (expense)	1,481	(939)	(542)	—	—
Income (loss) from equity investment in subsidiaries	21,391	7,328	—	(28,719)	—

Income (loss) before taxes	20,908	31,975	11,285	(28,719)	35,449
Income tax benefit (expense)	1,106	(10,584)	(3,957)	—	(13,435)

Net income (loss)	$22,014	$21,391	$7,328	$(28,719)	$22,014

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 30, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Net cash provided by (used in) operating activities	$163,596	$(106,944)	$(25,960)	$—	$30,692
Cash flows from investing activities:
Proceeds from disposal of tangible assets	—	20	39,120	—	39,140
Capital expenditures	—	(1,080)	(5,825)	—	(6,905)
Cash used for other investing activities	—	—	(61)	—	(61)

Net cash provided by (used for) investing activities	—	(1,060)	33,234	—	32,174
Cash flows from financing activities:
Proceeds from exercises of stock options	4,300	—	—	—	4,300
Excess tax benefits related to share-based payments	895	—	—	—	895
Payments under share repurchase program	(36,298)	—	—	—	(36,298)
Cash dividends paid	(2,251)	—	—	—	(2,251)
Intercompany capital contributions	(130,242)	130,242	—	—	—

Net cash provided by (used for) financing activities	(163,596)	130,242	—	—	(33,354)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	7,366	—	7,366

Increase in cash and cash equivalents	—	22,238	14,640	—	36,878
Cash and cash equivalents, beginning of period	—	13,947	146,017	—	159,964

Cash and cash equivalents, end of period	$—	$36,185	$160,657	$—	$196,842

	Three Months Ended March 25, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(368,166)	$220,253	$187,528	$—	$39,615
Cash flows from investing activities:
Proceeds from disposal of tangible assets	—	6,724	187	—	6,911
Capital expenditures	—	(9,562)	(1,853)	—	(11,415)

Net cash used for investing activities	—	(2,838)	(1,666)	—	(4,504)
Cash flows from financing activities:
Proceeds received under borrowing arrangements	475,000	—	—	—	475,000
Payments under borrowing arrangements	(125,000)	(62,000)	—	—	(187,000)
Cash dividends paid	(2,264)	—	—	—	(2,264)
Debt issuance costs	(9,524)	—	—	—	(9,524)
Proceeds from exercise of stock options	24,584	—	—	—	24,584
Excess tax benefits related to share-based compensation	5,370	—	—	—	5,370
Intercompany capital contributions	—	(231,127)	231,127	—	—

Net cash provided by (used for) financing activities	368,166	(293,127)	231,127	—	306,166
Effect of currency exchange rate changes on cash and cash equivalents	—	—	7,102	—	7,102

Increase (decrease) in cash and cash equivalents	—	(75,712)	424,091	—	348,379
Cash and cash equivalents, beginning of period	—	136,613	117,538	—	254,151

Cash and cash equivalents, end of period	$—	$60,901	$541,629	$—	$602,530

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We design, manufacture, and market signal transmission solutions, including cable, connectivity and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace.
We consider revenue growth, operating margin, cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators.
Trends and Events
The following trends and events arising during 2008 have had varying effects on our financial condition, results of operations and cash flows.
Capitalization
In 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. In the first quarter of 2008, we repurchased 899,714 shares of our common stock at an aggregate cost of $36.3 million, an average price per share of $40.34. Through March 30, 2008, we have repurchased 1,576,514 shares of our common stock at an aggregate cost of $68.0 million resulting in $32.0 million remaining under this share repurchase program.
Restructuring Activities
In the first quarter of 2008, we finalized certain plans to realign our EMEA operations in order to consolidate manufacturing capacity. We recognized $28.7 million of restructuring costs related to these realignment plans, including $23.9 million that was accounted for through purchase accounting and $4.8 million that was charged to the statement of operations. We expect to incur additional restructuring charges in 2008 of approximately $2 million related to these realignment plans.
At the end of 2007, we initiated a voluntary separation program primarily for associates in the United States who are at least 50 years of age and have 10 years of service with the Company. As a result of the voluntary separation program, we recognized severance costs in the three-month period ended March 30, 2008 of $6.5 million. We do not expect to recognize additional costs related to this program.
Beginning in 2006, we identified certain positions throughout the organization for elimination in an effort to reduce production, selling, and administration costs. In the first quarter of 2008, we recognized severance costs totaling $0.6 million related to North America position eliminations in the Specialty Products segment.
We also expect to recognize a pension plan settlement loss of approximately $2 million during 2008 related to previous restructuring activities in Canada.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At March 30, 2008, the total unrecognized compensation cost related to all nonvested awards was $27.6 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Adoption of Recent Accounting Pronouncements
Discussion regarding our adoption of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the three months ended March 30, 2008:
•	We did not change any of our existing critical accounting policies from those listed in our 2007 Annual Report on Form 10-K;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%
	March 30, 2008	March 25, 2007	Change
	(in thousands, except percentages)
Revenues	$511,826	$336,703	52.0%
Gross profit	145,817	90,689	60.8%
Selling, general and administrative expenses	97,715	51,903	88.3%
Research and development	9,071	146	6113.0%
Operating income	26,598	37,248	-28.6%
Income before taxes	20,904	35,449	-41.0%
Net income	13,220	22,014	-39.9%
Revenues increased in the three-month period ended March 30, 2008 from the comparable period in 2007 primarily for the following reasons:
•	The three acquisitions in the second quarter of 2007 contributed revenues of $167.0 million in the three-month period ended March 30, 2008 and contributed approximately 50 percentage points to the revenue increase. Lost sales from the disposal of our assembly and telecommunications cable operations in the Czech Republic represented a 3 percentage point decrease.

•	Favorable currency translation contributed approximately 4 percentage points to the revenue increase in the three-month period ended March 30, 2008.

•	For the three-month period ended March 30, 2008, organic revenue growth accounted for approximately 1 percentage point of the revenue increase. The revenue growth resulted from increased selling prices and favorable product mix, partially offset by a decrease in unit sales, which primarily resulted from lower demand in the United States.
Gross profit increased in the three-month period ended March 30, 2008 from the comparable period in 2007 primarily due to the increases in revenue as discussed above including an increase in gross profit of $57.7 million from the three acquisitions in the second quarter of 2007.
Selling, general and administrative (SG&A) expenses increased in the three-month period ended March 30, 2008 primarily for the following reasons:
•	The three acquisitions in the second quarter of 2007 incurred $32.7 million of SG&A expenses in the three-month period ended March 30, 2008.

•	We recognized more severance costs in the three-month period ended March 30, 2008 compared to the same period of 2007 by $5.9 million. Severance costs recognized in the three-month period ended March 30, 2008 primarily related to the Voluntary Separation Program. Severance costs recognized in the three-month period ended March 25, 2007 primarily related to Reduction in Force restructuring actions.

•	Excluding the impact of the three acquisitions, we recognized share-based compensation costs in the three-month period ended March 30, 2008 that exceeded those recognized in the comparable period of 2007 by $1.2 million primarily due to incremental expense from the annual equity awards made in February 2008.
Beginning in the first quarter of 2008, we are separately disclosing research and development costs, which increased in the three-month period ended March 30, 2008 primarily due to the three acquisitions in the second quarter of 2007.
During the three-month period ended March 30, 2008, we sold and leased back certain Belden Americas segment real estate in Mexico. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction.
During the three-month period ended March 30, 2008, we recognized an impairment loss of $7.3 million in the operating results of our Specialty Products segment due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized impairment losses of $3.8 million and $0.4 million in the operating results of our Specialty Products and Belden Americas segments, respectively, related to our decision to consolidate capacity and dispose of excess machinery and equipment.
During the three-month period ended March 25, 2007, we determined that certain asset groups related to our plants in the Czech Republic and the Netherlands were impaired due to product portfolio management and product sourcing actions. We estimated the fair market value of these long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.4 million in the operating results of our EMEA segment.
Operating income decreased in the three-month period ended March 30, 2008 from the comparable period in 2007 primarily due to increases in asset impairment charges, severance and other restructuring costs, and losses on sales of assets.

Income before taxes decreased in the three-month period ended March 30, 2008 from the comparable period in 2007 due to lower operating income and higher interest expense, which is a result of the March 2007 issuance of 7.0% senior subordinated notes with an aggregate principal amount of $350.0 million.
The effective tax rate was lower in 2008 due to the geographic mix of pretax income, partially offset by a discrete tax charge resulting from the enactment of tax rate changes affecting the operations of the companies we acquired in 2007. Net income decreased in the three-month period ended March 30, 2008 from the comparable period in 2007 due to lower pretax income partially offset by lower income tax expense.
Belden Americas Segment

	Three Months Ended		%
	March 30, 2008	March 25, 2007	Change
	(in thousands, except percentages)
Total revenues	$206,106	$197,576	4.3%
Operating income	31,281	34,308	-8.8%
as a percent of total revenues	15.2%	17.4%
Belden Americas total revenues, which include affiliate revenues, increased in the three-month period ended March 30, 2008 from the comparable period in 2007 primarily due to increased affiliate sales. Revenues from external customers were flat year over year as higher selling prices, favorable mix and favorable foreign currency translation on international revenues was offset by lower volume. Lower demand in the United States contributed to the lower volume as approximately 75% of the segment’s revenues are generated from customers in the United States. Operating income decreased in the three-month period ended March 30, 2008 from the comparable period in 2007 primarily due to a $2.6 million increase in severance costs driven by the Voluntary Separation Program. Operating income also decreased in the three-month period ended March 30, 2008 due to a $0.9 million loss on the sale of real estate, and a $0.4 million asset impairment charge.
Specialty Products Segment

	Three Months Ended		%
	March 30, 2008	March 25, 2007	Change
	(in thousands, except percentages)
Total revenues	$71,777	$69,076	3.9%
Operating income (loss)	(7,082)	10,315	-168.7%
as a percent of total revenues	-9.9%	14.9%
Specialty Products total revenues, which include affiliate revenues, increased in the three-month period ended March 30, 2008 from the comparable period in 2007 primarily due to increased affiliate revenues as more of the capacity in the Specialty Products segment was used to meet customer demand in our other segments. External customer revenues decreased approximately 6% due to lower unit sales volume, primarily from networking applications. Operating income decreased in the three-month period ended March 30, 2008 from the comparable period in 2007 primarily due to asset impairment charges totaling $11.1 million. The asset impairment charges are due to the decision to close our manufacturing facility in Manchester, Connecticut and our decision to consolidate capacity and dispose of excess machinery and equipment. Operating income also decreased due to recognizing $3.0 million of severance costs primarily related to the Voluntary Separation Program.

EMEA Segment

	Three Months Ended		%
	March 30, 2008	March 25, 2007	Change
	(in thousands, except percentages)
Total revenues	$190,619	$84,656	125.2%
Operating income	16,909	3,802	344.7%
as a percent of total revenues	8.9%	4.5%
EMEA total revenues, which include affiliate revenues, increased in the three-month period ended March 30, 2008 from the comparable period in 2007 primarily due to the acquisitions of Hirschmann and Lumberg Automation and favorable foreign currency translation partially offset by lost revenues from the disposal of our assembly and telecommunications cable operations in the Czech Republic. In the three-month period ended March 30, 2008, Hirschmann and Lumberg Automation had revenues in total of $101.1 million. Favorable foreign currency translation contributed $9.8 million to the revenue increase as the euro continues to strengthen against the U.S. dollar. Revenues from external customers also increased approximately 3% due to higher unit sales volume and selling prices from Belden branded products.
EMEA operating results improved in the three-month period ended March 30, 2008 primarily due to the acquisitions of Hirschmann and Lumberg Automation, which contributed $13.0 million to the operating income increase, excluding $4.8 million of severance and other restructuring costs related to the integration of the acquired companies. In the three-month period ended March 30, 2008, operating income from Belden branded products was 10.7% of total revenues, up from 6.1% in the prior year period, excluding the $1.4 million impairment charge in the three-month period ended March 25, 2007 related to product portfolio management and product sourcing actions at our plants in the Czech Republic and the Netherlands.
Asia Pacific Segment

	Three Months Ended		%
	March 30, 2008	March 25, 2007	Change
	(in thousands, except percentages)
Total revenues	$87,553	$11,804	641.7%
Operating income	8,897	1,527	482.6%
as a percent of total revenues	10.2%	12.9%
Asia Pacific total revenues increased in the three-month period ended March 30, 2008 from the comparable period of 2007 primarily due to the acquisition of LTK and 78% organic growth from Belden branded products. In the three-month period ended March 30, 2008, LTK had revenues of $66.0 million. In the three-month period ended March 30, 2008, revenues from Belden branded products increased primarily from higher unit sales volume, which were caused by strong demand in the industrial and video, sound and security applications. Operating income increased during the three-month period ended March 30, 2008 from the comparable period of 2007 primarily due to operating income generated from LTK of $6.4 million. Operating income also increased due to the increase in revenues from Belden branded products.

Liquidity and Capital Resources
Significant factors affecting our cash include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for business acquisitions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. We believe our sources of liquidity are sufficient to fund current working capital requirements, planned capital expenditures, scheduled contributions for our retirement plans, quarterly dividend payments, and our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix or economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.
The following table is derived from our Consolidated Cash Flow Statements:

	Three Months Ended
	March 30, 2008	March 25, 2007
	(In thousands)
Net cash provided by (used for):
Operating activities	$30,692	$39,615
Investing activities	32,174	(4,504)
Financing activities	(33,354)	306,166
Effects of currency exchange rate changes on cash and cash equivalents	7,366	7,102

Increase in cash and cash equivalents	36,878	348,379
Cash and cash equivalents, beginning of period	159,964	254,151

Cash and cash equivalents, end of period	$196,842	$602,530

Net cash provided by operating activities, a key source of our liquidity, decreased by $8.9 million in the three-month period ended March 30, 2008 from the comparable period in 2007 predominantly due to a decrease in net income and unfavorable changes in working capital balances.
Cash flow related to changes in inventory on-hand was a $3.9 million use of cash in the first three months of 2008 and an $8.1 million source of cash in the first three months of 2007. Inventory turns (defined as annualized cost of sales for the quarter divided by inventories) increased to 5.6 at March 30, 2008 from 5.1 at March 25, 2007 primarily due to higher inventory turns at the companies we acquired in the second quarter of 2007. Even though inventory turns increased year over year, cash flow related to changes in inventory was a use of cash in 2008 compared to a source of cash in 2007 because we depleted our inventory during the first quarter of 2007 to lower than normal levels.
Cash flow related to changes in outstanding accounts payable and accrued liabilities was an $8.7 million use of cash in the first three months of 2008 and a $11.4 million source of cash in the first three months of 2007. Days payables outstanding (defined as accounts payable and accrued liabilities divided by the average daily cost of sales and selling, general and administrative expenses recognized during the period) was 73 days at March 30, 2008 and 60 days at March 25, 2007. Even though days payables outstanding increased year over year, cash flow related to changes in accounts payable and accrued liabilities was a use of cash in 2008 compared to a source of cash in 2007 because the increase in accounts payable and accrued liabilities during the first three months of 2008 includes a significant amount of restructuring accruals related to the finalization of certain realignment plans for the acquired companies that are accounted for as investing activities in the cash flow statement. Excluding the impact of these restructuring accruals, accounts payable and accrued liabilities decreased during the first quarter of 2008, resulting in a use of cash.

Cash flow related to changes in outstanding receivables improved to a $1.1 million source of cash in the first three months of 2008 from an $11.9 million use of cash in the first three months of 2007. Days sales outstanding in receivables (defined as receivables divided by average daily revenues recognized during the period) increased to 65 days at March 30, 2008 from 58 days at March 25, 2007 primarily due to longer collection cycles at the companies we acquired in the second quarter of 2007. Even though days sales outstanding increased year over year, cash flow related to changes in receivables improved because we entered 2008 with a higher receivable balance, which decreased during the first three months of 2008.
Net cash provided by investing activities totaled $32.2 million in the first three months of 2008 as compared to net cash used for investing activities of $4.5 million in the first three months of 2007. Net cash provided by investing activities in the first three months of 2008 included $23.4 million of net proceeds received from the sale of certain real estate in Mexico, $15.0 million received from the sale and collection of a receivable related to our assembly and telecommunications cable operations in the Czech Republic, and $0.7 million received from the collection of a receivable related to our sale of certain real estate in the Netherlands. In the first three months of 2007, we received proceeds totaling $6.9 million related primarily to the sales of our plants in South Carolina and Vermont. The change in cash provided by investing activities is also due to a $4.5 million decrease in capital expenditures in the first three months of 2008 as compared to the first three months of 2007 primarily due to completion of the construction of a plant in Mexico during 2007. Planned capital expenditures for 2008 include the completion of construction of a new manufacturing facility in China. We anticipate that our capital expenditures will be funded with available cash.
Net cash used for financing activities in the first three months of 2008 totaled $33.4 million as compared to cash provided by financing activities of $306.2 million in the first three months of 2007. In the first three months of 2008, we repurchased a total of $36.3 million of our common stock, paid cash dividends of $2.3 million, and received $4.3 million of proceeds from exercises of stock options. In the first three months of 2007, we issued $350.0 million aggregate principal amount of 7.0% senior subordinated notes, received $24.6 million of proceeds from exercises of stock options, repaid $62.0 million of private placement debt, incurred $9.5 million of debt issuance costs, and paid cash dividends of $2.3 million.
Our outstanding debt obligations as of March 30, 2008 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $110.0 million aggregate principal of 4.0% convertible subordinated debentures due 2023. We may call some or all of these debentures on or after July 21, 2008 for redemption. We currently anticipate that we will call the debentures for redemption and that, as a result, the holders will tender them for conversion. Upon conversion, we are obligated to pay the $110.0 million principal amount of the debentures in cash and to pay any conversion consideration in excess of the principal amount in shares of our common stock.
Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Consolidated Financial Statements.
Forward-Looking Statements
Statements in this report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and assumptions. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Some of the factors that may cause actual results to differ from our expectations include:

•	Demand and acceptance of our products by customers and end users;
•	Worldwide economic conditions, which could impact demand for our products;
•	Changes in the cost and availability of raw materials (specifically, copper, commodities derived from petrochemical feedstocks, and other materials);
•	The degree to which we will be able to respond to raw materials cost fluctuations through the pricing of our products;
•	Our ability to meet customer demand successfully as we also reduce working capital;
•	Our ability to implement successfully our announced restructuring plans (for which we may incur additional costs);
•	Our ability to integrate successfully acquired businesses; and
•	Other factors noted in this report and our other Securities Exchange Act of 1934 filings.
For a more complete discussion of risk factors, please see our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 7A of our 2007 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2007.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, about 134 of which we were aware at April 28, 2008, in which we are one of many defendants, 40 of which are scheduled for trial during 2008. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through April 28, 2008, we have been dismissed, or reached agreement to be dismissed, in approximately 225 similar cases without any going to trial, and with only 20 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2007 Annual Report on Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs (1)	Plans or Programs
January 1, 2008 through January 27, 2008	447,700	$39.90	447,700	$50,472,000
January 28, 2008 through February 24, 2008	192,014	$41.85	192,014	$42,436,000
February 25, 2008 through March 30, 2008	260,000	$39.99	260,000	$32,038,000

Total	899,714	$40.34	899,714	$32,038,000

(1)	On August 16, 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. The program was announced via news release on August 17, 2007.

Item 6: Exhibits
Exhibits

Exhibit 10.1	Executive Employment Agreement with Steven Biegacki.

Exhibit 10.2	Form of Indemnification Agreement with David Aldrich (Director), Mary McLeod (Director) and Steven Biegacki (Officer) — March 1, 2007 10-K, Exhibit 10.39.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.
Date: May 8, 2008	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: May 8, 2008	By:	/s/ Gray G. Benoist
Gray G. Benoist
Vice President, Finance and Chief Financial Officer

Date: May 8, 2008	By:	/s/ John S. Norman
John S. Norman
Controller and Chief Accounting Officer