Form 10-Q
period 2008-06-29
BELDEN INC.
filed 2008-08-07
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Following is the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, $0.01 Par Value	43,112,024

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	June 29,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$189,666	$159,964
Receivables, net	393,385	373,108
Inventories, net	260,472	257,540
Deferred income taxes	21,540	28,578
Other current assets	25,388	17,392

Total current assets	890,451	836,582
Property, plant and equipment, less accumulated depreciation	326,835	369,803
Goodwill	712,395	648,882
Intangible assets, less accumulated amortization	154,875	154,786
Other long-lived assets	66,357	58,796

	$2,150,913	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$380,484	$350,047
Current maturities of long-term debt	110,000	110,000

Total current liabilities	490,484	460,047
Long-term debt	350,000	350,000
Postretirement benefits	103,229	98,084
Deferred income taxes	64,486	78,140
Other long-term liabilities	14,797	9,915

Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	646,269	638,690
Retained earnings	529,757	478,776
Accumulated other comprehensive income	153,442	93,198
Treasury stock	(202,054)	(138,504)

Total stockholders’ equity	1,127,917	1,072,663

	$2,150,913	$2,068,849

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
		(In thousands, except per share data)
Revenues	$556,303	$549,943	$1,068,129	$886,646
Cost of sales	(389,830)	(398,743)	(755,839)	(644,757)

Gross profit	166,473	151,200	312,290	241,889
Selling, general and administrative expenses	(89,522)	(92,475)	(187,237)	(144,378)
Research and development	(11,093)	(5,126)	(20,164)	(5,272)
Loss on sale of assets	—	—	(884)	—
Asset impairment	—	(1,870)	(11,549)	(3,262)

Operating income	65,858	51,729	92,456	88,977
Interest expense	(10,528)	(8,682)	(18,347)	(11,208)
Interest income	1,875	1,740	2,832	4,483
Other income (expense)	1,986	571	3,154	(1,445)

Income before taxes	59,191	45,358	80,095	80,807
Income tax expense	(17,041)	(15,254)	(24,725)	(28,689)

Net income	$42,150	$30,104	$55,370	$52,118

Weighted average number of common shares and equivalents:
Basic	43,506	45,078	43,821	44,784
Diluted	47,478	50,920	47,926	51,289

Basic income per share	$0.97	$0.67	$1.26	$1.16

Diluted income per share	$0.89	$0.60	$1.16	$1.03

Dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	June 29, 2008	June 24, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$55,370	$52,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,503	25,312
Asset impairment	11,549	3,262
Pension funding in excess of pension expense	(3,339)	(2,200)
Share-based compensation	7,292	4,314
Provision for inventory obsolescence	4,132	4,872
Loss (gain) on disposal of tangible assets	884	(164)
Excess tax benefits related to share-based compensation	(1,141)	(6,914)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(21,827)	(28,652)
Inventories	(3,746)	6,734
Accounts payable and accrued liabilities	513	64,421
Accrued taxes	3,313	11,931
Other assets	(8,053)	(3,571)
Other liabilities	2,125	(15,119)

Net cash provided by operating activities	74,575	116,344

Cash flows from investing activities:
Cash used to invest in and acquire businesses	(7,891)	(571,356)
Proceeds from disposal of tangible assets	40,249	7,608
Capital expenditures	(18,185)	(28,132)

Net cash provided by (used for) investing activities	14,173	(591,880)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,171	28,994
Excess tax benefits related to share-based compensation	1,141	6,914
Payments under share repurchase program	(68,336)	—
Cash dividends paid	(4,458)	(4,626)
Debt issuance costs	—	(10,212)
Borrowings under credit arrangements	—	530,000
Payments under borrowing arrangements	—	(242,000)

Net cash provided by (used for) financing activities	(66,482)	309,070

Effect of foreign currency exchange rate changes on cash and cash equivalents	7,436	2,411

Increase (decrease) in cash and cash equivalents	29,702	(164,055)
Cash and cash equivalents, beginning of period	159,964	254,151

Cash and cash equivalents, end of period	$189,666	$90,096

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
SIX MONTHS ENDED JUNE 29, 2008
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
							Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
					(in thousands)
Balance at December 31, 2007	50,335	$503	$638,690	$478,776	(5,742)	$(138,504)	$108,720	$(15,522)	$1,072,663
Net income				55,370					55,370
Foreign currency translation							60,244		60,244

Comprehensive income									115,614
Exercise of stock options, net of tax withholding forfeitures			1,264		190	3,893			5,157
Release of restricted stock, net of tax withholding forfeitures			(2,134)		66	893			(1,241)
Share-based compensation			8,433						8,433
Share repurchase program					(1,754)	(68,336)			(68,336)
Dividends ($0.10 per share)			16	(4,389)					(4,373)

Balance at June 29, 2008	50,335	$503	$646,269	$529,757	(7,240)	$(202,054)	$168,964	$(15,522)	$1,127,917

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Typically, our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end. The six months ended June 29, 2008 and June 24, 2007 include 181 and 175 calendar days, respectively.
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
At June 29, 2008, we were party to unused bank guaranties, unused standby letters of credit, and surety bonds totaling $7.4 million, $6.1 million, and $2.6 million, respectively.
Current-Year Adoption of Accounting Pronouncements
On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This Statement does not require any new fair value measurements following generally accepted accounting principles. However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. Adoption of SFAS No. 157 did not have a material impact on our operating results, cash flows or financial condition.
On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value in an effort to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Adoption of SFAS No. 159 did not have a material impact on our operating results, cash flows or financial condition as we elected not to use the fair value measurement option on our financial instruments and other applicable items.
Pending Adoption of Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) becomes effective for us for any business combination with an acquisition date on or after January 1, 2009. We are currently evaluating the potential impact of SFAS No. 141(R) on our operating results, cash flows and financial condition.
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for us on January 1, 2009. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The FSP changes the accounting for our $110.0 million aggregate principal convertible subordinated debentures in that it requires that we bifurcate the proceeds from the debt issuance between debt and equity components as of the April 2007 exchange date. The equity component would reflect the value of the conversion feature of the debentures. We are currently evaluating the potential impact of FSP APB 14-1 on our operating results, cash flows and financial condition. On July 14, 2008, we called all of our convertible subordinated debentures for redemption as of July 31, 2008. See Notes 8 and 13.

Note 2: Acquisitions
During 2007, we completed three acquisitions. We acquired Hirschmann Automation and Control GmbH (Hirschmann) on March 26, 2007 for $258.0 million. Hirschmann has its headquarters in Germany and is a leading supplier of industrial ethernet solutions and industrial connectivity. The acquisition of Hirschmann enables us to deliver connectivity and networking solutions for demanding industrial environments and large-scale infrastructure projects worldwide. On March 27, 2007, we acquired LTK Wiring Co. Ltd. (LTK), a Hong Kong company, for $214.4 million. LTK is one of the largest manufacturers of electronic cable for the China market. LTK gives us a strong presence in China among OEM customers, including consumer electronics manufacturers. On April 30, 2007, we purchased the assets of Lumberg Automation Components (Lumberg Automation) for $117.6 million. Lumberg Automation has its headquarters in Germany and is a leading supplier of industrial connectors, high performance cord-sets and fieldbus communication components for factory automation machinery. Lumberg Automation complements the industrial connectivity portfolio of Hirschmann as well as our expertise in signal transmission. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. Hirschmann and Lumberg Automation are included in the Europe, Middle East and Africa (EMEA) segment, and LTK is included in the Asia Pacific segment.
All three acquisitions were cash transactions and were valued in total at $590.0 million, including transaction costs. The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands).

Current assets	$235,092
Property, plant and equipment	94,239
Goodwill	378,355
Intangible assets	88,629
Other assets	29,014

Assets acquired	825,329
Liabilities assumed	235,352

Net assets acquired	$589,977

The allocation above differs from our preliminary allocation as of December 31, 2007 primarily due to the following adjustments, which all affected goodwill:
•	a $15.9 million decrease in the estimated fair value of property, plant and equipment;

•	a $23.9 million accrual for restructuring costs related to finalizing certain plans to realign portions of the acquired businesses;

•	a $4.3 million accrual for unfavorable lease agreements and service provider contracts; and

•	a $4.5 million increase to current deferred tax assets, and a $10.2 million decrease to long-term deferred tax liabilities related to the adjustments described above.
Note 3: Operating Segments
We conduct our operations through four reported operating segments—Belden Americas, Specialty Products, EMEA, and Asia Pacific.

Finance and administration costs reflected in the column entitled F&A in the following tables primarily represent corporate headquarters operating expenses. Amounts reflected in the column entitled Eliminations represent the eliminations of affiliate revenues and affiliate cost of sales.

	Belden	Specialty		Asia
	Americas	Products	EMEA	Pacific	F&A	Eliminations	Total
	(In thousands)
Three Months Ended June 29, 2008

Total assets	$367,520	$197,815	$966,949	$386,632	$231,997	$—	$2,150,913
External customer revenues	200,063	59,652	199,265	97,323	—	—	556,303
Affiliate revenues	19,404	18,238	5,639	111	—	(43,392)	—
Operating income (loss)	40,283	10,171	26,318	11,314	(12,327)	(9,901)	65,858

Three Months Ended June 24, 2007

Total assets	$411,911	$212,865	$849,043	$353,124	$216,247	$—	$2,043,190
External customer revenues	221,738	64,580	176,339	87,286	—	—	549,943
Affiliate revenues	18,419	23,215	5,033	—	—	(46,667)	—
Operating income (loss)	42,353	16,090	5,953	6,793	(11,252)	(8,208)	51,729

Six Months Ended June 29, 2008

Total assets	$367,520	$197,815	$966,949	$386,632	$231,997	$—	$2,150,913
External customer revenues	386,341	113,084	383,828	184,876	—	—	1,068,129
Affiliate revenues	39,232	36,583	11,695	111	—	(87,621)	—
Operating income (loss)	71,564	3,089	43,227	20,211	(26,223)	(19,412)	92,456

Six Months Ended June 24, 2007

Total assets	$411,911	$212,865	$849,043	$353,124	$216,247	$—	$2,043,190
External customer revenues	408,036	121,233	258,287	99,090	—	—	886,646
Affiliate revenues	29,697	35,638	7,741	—	—	(73,076)	—
Operating income (loss)	76,661	26,405	9,755	8,320	(19,192)	(12,972)	88,977
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes.

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
		(In thousands)
Operating income	$65,858	$51,729	$92,456	$88,977
Interest expense	(10,528)	(8,682)	(18,347)	(11,208)
Interest income	1,875	1,740	2,832	4,483
Other income (expense)	1,986	571	3,154	(1,445)

Income before taxes	$59,191	$45,358	$80,095	$80,807

Note 4: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
		(In thousands)
Numerator for basic income per share:
Net income	$42,150	$30,104	$55,370	$52,118
Numerator for diluted income per share:
Net income	$42,150	$30,104	$55,370	$52,118
Tax-effected interest expense on convertible subordinated debentures	—	197	—	875

Adjusted net income	$42,150	$30,301	$55,370	$52,993

Denominator:
Weighted average shares—basic	43,506	45,078	43,821	44,784
Effect of dilutive common stock equivalents	3,972	5,842	4,105	6,505

Weighted average shares—diluted	47,478	50,920	47,926	51,289

The diluted weighted average shares for each period includes the impact of shares issuable with respect to the conversion of our $110.0 million aggregate principal convertible subordinated debentures. See Notes 8 and 13.
Note 5: Inventories
The major classes of inventories were as follows:

	June 29,	December 31,
	2008	2007
	(In thousands)
Raw materials	$80,508	$78,847
Work-in-process	57,345	57,562
Finished goods	140,108	136,305
Perishable tooling and supplies	4,285	4,355

Gross inventories	282,246	277,069
Obsolescence and other reserves	(21,774)	(19,529)

Net inventories	$260,472	$257,540

Note 6: Long-Lived Assets
Disposals
During the six months ended June 29, 2008, we sold and leased back under a normal sale-leaseback certain Belden Americas segment real estate in Mexico. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years.

We sold our assembly operation in the Czech Republic for $8.2 million during the six months ended June 29, 2008. We recognized no gain or loss on the transaction.
During the six months ended June 24, 2007, we sold certain Belden Americas segment real estate and equipment in South Carolina and Vermont for $6.7 million cash. We recognized an aggregate $0.1 million loss on the disposals of these assets in the Belden Americas segment operating results.
Impairments
During the six months ended June 29, 2008, we recognized an impairment loss of $7.3 million in the operating results of our Specialty Products segment due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized impairment losses of $3.8 million and $0.4 million in the operating results of our Specialty Products and Belden Americas segments, respectively, related to our decision to consolidate capacity and dispose of excess machinery and equipment.
During the three and six months ended June 24, 2007, we identified certain tangible long-lived assets related to our plant in Canada for which the carrying value was not fully recoverable. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized a total impairment loss of $1.9 million in the Belden Americas segment operating results.
During the six months ended June 24, 2007, we determined that certain asset groups related to our plants in the Czech Republic and the Netherlands were impaired due to product portfolio management and product sourcing actions. We estimated the fair market value of these long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.4 million in the operating results of our EMEA segment.
Depreciation and Amortization Expense
We recognized depreciation expense of $11.1 million and $22.3 million in the three- and six-month periods ended June 29, 2008, respectively. We recognized depreciation expense of $11.6 million and $19.4 million in the three- and six-month periods ended June 24, 2007, respectively.
We recognized amortization expense related to our intangible assets of $2.6 million and $5.2 million in the three- and six-month periods ended June 29, 2008, respectively. We recognized amortization expense related to our intangible assets of $5.1 million and $5.9 million in the three- and six-month periods ended June 24, 2007, respectively.
Note 7: Restructuring Activities
EMEA Restructuring
In 2008, we finalized certain plans to realign our EMEA operations in order to consolidate manufacturing capacity. We recognized $28.9 million of severance and other restructuring costs related to these realignment plans, including $23.9 million that was accounted for through purchase accounting and $5.0 million that was charged to the statement of operations ($4.8 million in SG&A expenses and $0.2 million in cost of sales). We expect to incur additional restructuring charges of $0.5 million related to these realignment plans.
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
Voluntary Separation Program
In 2007, we announced a voluntary separation program primarily for associates in the United States who were at least 50 years of age and had 10 years of service with the Company. We recognized $6.5 million of severance costs ($3.5 million in SG&A expenses and $3.0 million in cost of sales) in 2008. Severance costs of $3.5 million, $2.4 million, and $0.6 million were recognized by the Belden Americas segment, the Specialty Products segment and F&A, respectively. To date, we have recognized severance costs totaling $7.2 million related to these activities. We do not expect to recognize additional costs related to this program.
Reduction in Force
Beginning in 2006, we identified certain positions throughout the organization for elimination in an effort to reduce production, selling, and administration costs. In 2008, we recognized severance costs totaling $0.6 million ($0.4 million in cost of sales and $0.2 million in SG&A expenses) related to North America position eliminations in the Specialty Products segment. To date, we have recognized severance costs totaling $4.8 million related to these activities. We do not expect to recognize additional costs related to these restructuring activities.
The following table sets forth restructuring activity that occurred during the three and six months ended June 29, 2008:

			Voluntary
	EMEA	Reduction	Separation
(In thousands)	Restructuring	in Force	Program
Balance at December 31, 2007	$759	$967	$707
New charges	4,826	612	6,479
Purchase accounting	23,850	—	—
Cash payments	(45)	(188)	(209)
Foreign currency translation	4,040	4	—
Other adjustments	—	(18)	—

Balance at March 30, 2008	33,430	1,377	6,977

New charges	160	—	—
Cash payments	(745)	(651)	(1,976)
Foreign currency translation	99	—	—
Other adjustments	(183)	(108)	—

Balance at June 29, 2008	$32,761	$618	$5,001

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
Convertible Subordinated Debentures
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.0% convertible subordinated debentures due 2023 for $110.0 million aggregate principal of the previous 4.0% convertible subordinated debentures due 2023. The new convertible debentures contain a net share settlement feature requiring us upon conversion to pay the principal amount in cash and to pay any conversion consideration in excess of the principal amount in shares of our common stock. The previous debentures were convertible only into shares of our common stock. Holders may surrender their debentures for conversion into cash and shares of common stock upon satisfaction of any of the following conditions: (1) the closing sale price of our common stock is at least 110% of the conversion price for a minimum of 20 days in the 30 trading-day period ending on the trading day prior to surrender; (2) the senior implied rating assigned to us by Moody’s Investors Service, Inc. is downgraded to B2 or below and the corporate credit rating assigned to us by Standard & Poor’s is downgraded to B or below; (3) we have called the debentures for redemption; or, (4) upon the occurrence of certain corporate transactions as specified in the indenture. As of June 29, 2008, condition (1) had been satisfied. Because the holders of these debentures may at their election tender them for conversion as of June 29, 2008, we have classified the obligations as a current liability.
The number of shares to be delivered upon conversion is limited to the face value of the notes divided by the conversion price (or 6.2 million shares) less the number of shares that amount to a total fair market value of $110.0 million, which will be settled in cash. As of June 29, 2008, the debentures are convertible into cash of $110.0 million and approximately 3.0 million shares of common stock based on a conversion price of $17.679 and the closing price of our common stock of $34.09. The conversion price is subject to adjustment for dividends and other equity distributions. As of June 29, 2008, no holders of the debentures had surrendered their debentures for conversion into cash and shares of our common stock. Interest of 4.0% is payable semiannually in arrears, on January 15 and July 15. The debentures mature on July 15, 2023, if not previously redeemed or converted.
We have called all of the debentures for redemption as of July 31, 2008. As a result of the call for redemption, holders of the debentures have the option to convert each $1,000 principal amount of their debentures and receive value in a combination of cash and shares equal to 56.8246 shares of Belden’s common stock (a conversion price of approximately $17.598). All holders of the debentures elected to convert their debentures. We expect to complete the conversion during the third quarter of 2008.
Medium-Term Notes
On February 16, 2007, we redeemed our medium-term notes in the aggregate principal amount of $62.0 million. In connection therewith, we paid a make-whole premium of approximately $2.0 million which was recognized as other expense in the Consolidated Statements of Operations.

Senior Secured Credit Facility
We have a senior secured credit facility with a $350.0 million commitment. The facility matures in 2011, has a variable interest rate based on LIBOR and is secured by our overall cash flow and certain of our assets in the United States. The facility contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. At June 29, 2008, there were no outstanding borrowings under the facility, we had $346.8 million in available borrowing capacity, and we were in compliance with the covenants required by the facility. In July 2008, we borrowed under the facility to fund our acquisition of Trapeze Networks, Inc. (Trapeze), see Note 13.
Note 9: Income Taxes
Tax expense of $24.7 million for the six months ended June 29, 2008, resulted from income before taxes of $80.1 million. The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amount determined by applying the applicable statutory United States tax rate for the six months ended June 29, 2008, is analyzed below:

Six Months Ended June 29, 2008	Amount	Rate
	(in thousands, except rate data)
United States federal statutory rate	$28,033	35.0%
State and local income taxes	1,123	1.4
Decrease in deferred tax asset valuation allowance	(772)	(0.9)
Increase in uncertain tax positions	65	0.1
Effect of foreign tax rate changes on deferred taxes	1,621	2.0
Foreign income tax rate differences and other, net	(5,345)	(6.7)

Total tax expense	$24,725	30.9%

During the six months ended June 29, 2008, we recorded a net increase to income tax expense to reflect the impact of changes to statutory tax rates in several foreign jurisdictions. Income tax expense increased by $1.6 million due to the application of the new statutory rates to deferred tax balances in Germany, Italy, Denmark, China and Hong Kong.
In the second quarter of 2008, we paid tax reassessments of $3.2 million stemming from an audit by the Canada Revenue Agency of Nordx/CDT, Inc., the former Canadian subsidiary of Cable Design Technologies. In connection with this audit, we also recorded a $1.9 million addition to our reserve related to uncertain tax positions. Because the periods under audit pre-date Belden’s merger with Cable Design Technologies in 2004, settlement of these matters is accounted for as an adjustment to the goodwill related to the 2004 merger. We also incurred interest of $2.1 million in connection with the Canadian audit. Of the total $2.1 million incurred, $1.9 million was recognized as interest expense in the second quarter of 2008 and $0.2 million was recorded as an adjustment to goodwill.

Note 10: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for the plans:

	Pension Obligations		Other Postretirement Obligations
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In thousands)
Three Months Ended
Service cost	$1,455	$1,735	$34	$171
Interest cost	3,203	3,007	637	597
Expected return on plan assets	(3,076)	(2,969)	—	—
Amortization of prior service cost	4	3	(54)	(27)
Curtailment gain	—	(523)	—	—
Settlement loss	1,760	—	—	—
Net loss recognition	359	645	171	153

Net periodic benefit cost	$3,705	$1,898	$788	$894

Six Months Ended

Service cost	$2,855	$3,229	$69	$338
Interest cost	6,432	5,436	1,290	1,183
Expected return on plan assets	(6,246)	(6,088)	—	—
Amortization of prior service cost	8	7	(108)	(54)
Curtailment gain	—	(523)	—	—
Settlement loss	1,760	—	—	—
Net loss recognition	682	1,128	342	306

Net periodic benefit cost	$5,491	$3,189	$1,593	$1,773

Note 11: Share Repurchases
In 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. During the six months ended June 29, 2008, we completed the share repurchase program and repurchased 1,753,794 shares of our common stock at an aggregate cost of $68.3 million, an average price per share of $38.96. From the inception of the share repurchase program in August 2007 through its completion, we repurchased a total of 2,430,594 shares of our common stock at an aggregate cost of $100.0 million, an average price per share of $41.14.
Note 12: Comprehensive Income
The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In thousands)
Net income	$42,150	$30,104	$55,370	$52,118
Foreign currency translation gain (loss)	(533)	7,839	60,244	12,909

Total comprehensive income	$41,617	$37,943	$115,614	$65,027

Note 13: Subsequent Events
On July 16, 2008, we acquired Trapeze for approximately $133 million cash. We financed the total purchase price with borrowings under our revolving credit facility. California-based Trapeze is a leading provider of wireless local area networking equipment and management software and had annual revenues of approximately $56 million in 2007.
On July 14, 2008, we called all of our convertible subordinated debentures for redemption as of July 31, 2008. We expect to pay the $110.0 million aggregate principal and any accrued interest with a combination of cash on-hand and borrowings under our revolving credit facility. See Note 8.
Note 14: Supplemental Guarantor Information
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

Supplemental Condensed Consolidating Balance Sheets

	June 29, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10	$29,322	$160,334	$—	$189,666
Receivables, net	230	99,841	293,314	—	393,385
Inventories, net	—	126,265	134,207	—	260,472
Deferred income taxes	—	(6,509)	28,049	—	21,540
Other current assets	1,771	6,190	17,427	—	25,388

Total current assets	2,011	255,109	633,331	—	890,451
Property, plant and equipment, less accumulated depreciation	—	117,199	209,636	—	326,835
Goodwill	—	253,559	458,836	—	712,395
Intangible assets, less accumulated amortization	—	53,045	101,830	—	154,875
Investment in subsidiaries	1,115,101	685,313	—	(1,800,414)	—
Other long-lived assets	6,921	6,077	53,359	—	66,357

	$1,124,033	$1,370,302	$1,456,992	$(1,800,414)	$2,150,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,539	$128,921	$236,024	$—	$380,484
Current maturities of long-term debt	110,000	—	—	—	110,000

Total current liabilities	125,539	128,921	236,024	—	490,484
Long-term debt	350,000	—	—	—	350,000
Postretirement benefits	—	17,722	85,507	—	103,229
Deferred income taxes	—	41,932	22,554	—	64,486
Other long-term liabilities	7,104	197	7,496	—	14,797
Intercompany accounts	117,632	(400,267)	282,635	—	—
Total stockholders’ equity	523,758	1,581,797	822,776	(1,800,414)	1,127,917

	$1,124,033	$1,370,302	$1,456,992	$(1,800,414)	$2,150,913

	December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,947	$146,017	$—	$159,964
Receivables, net	—	100,091	273,017	—	373,108
Inventories, net	—	119,585	137,955	—	257,540
Deferred income taxes	—	(6,509)	35,087	—	28,578
Other current assets	1,986	4,910	10,496	—	17,392

Total current assets	1,986	232,024	602,572	—	836,582
Property, plant and equipment, less accumulated depreciation	—	133,882	235,921	—	369,803
Goodwill	—	248,604	400,278	—	648,882
Intangible assets, less accumulated amortization	—	54,019	100,767	—	154,786
Investment in subsidiaries	923,888	647,642	—	(1,571,530)	—
Other long-lived assets	7,709	5,547	45,540	—	58,796

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$14,418	$123,226	$212,403	$—	$350,047
Current maturities of long-term debt	110,000	—	—	—	110,000

Total current liabilities	124,418	123,226	212,403	—	460,047
Long-term debt	350,000	—	—	—	350,000
Postretirement benefits	—	15,486	82,598	—	98,084
Deferred income taxes	—	41,932	36,208	—	78,140
Other long-term liabilities	5,250	2,597	2,068	—	9,915
Intercompany accounts	(79,093)	(246,038)	325,131	—	—
Total stockholders’ equity	533,008	1,384,515	726,670	(1,571,530)	1,072,663

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 29, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$258,826	$353,623	$(56,146)	$556,303
Cost of sales	—	(185,290)	(260,686)	56,146	(389,830)

Gross profit	—	73,536	92,937	—	166,473
Selling, general and administrative expenses	(22)	(39,075)	(50,425)	—	(89,522)
Research and development	—	(1,596)	(9,497)	—	(11,093)

Operating income (loss)	(22)	32,865	33,015	—	65,858
Interest expense	(8,324)	33	(2,237)	—	(10,528)
Interest income	—	24	1,851	—	1,875
Other income	—	—	1,986	—	1,986
Intercompany income (expense)	3,050	(4,676)	1,626	—	—
Income (loss) from equity investment in subsidiaries	44,937	25,455	—	(70,392)	—

Income (loss) before taxes	39,641	53,701	36,241	(70,392)	59,191
Income tax benefit (expense)	2,509	(8,764)	(10,786)	—	(17,041)

Net income (loss)	$42,150	$44,937	$25,455	$(70,392)	$42,150

	Three Months Ended June 24, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$270,815	$346,479	$(67,351)	$549,943
Cost of sales	—	(196,017)	(270,077)	67,351	(398,743)

Gross profit	—	74,798	76,402	—	151,200
Selling, general and administrative expenses	(386)	(40,401)	(51,688)	—	(92,475)
Research and development	—	(146)	(4,980)	—	(5,126)
Asset impairment	—	—	(1,870)	—	(1,870)

Operating income (loss)	(386)	34,251	17,864	—	51,729
Interest expense	(8,593)	223	(312)	—	(8,682)
Interest income	—	439	1,301	—	1,740
Other income	—	—	571	—	571
Intercompany income (expense)	4,599	(1,405)	(3,194)	—	—
Income (loss) from equity investment in subsidiaries	33,887	12,540	—	(46,427)	—

Income (loss) before taxes	29,507	46,048	16,230	(46,427)	45,358
Income tax benefit (expense)	597	(12,161)	(3,690)	—	(15,254)

Net income (loss)	$30,104	$33,887	$12,540	$(46,427)	$30,104

	Six Months Ended June 29, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$496,226	$678,824	$(106,921)	$1,068,129
Cost of sales	—	(358,720)	(504,040)	106,921	(755,839)

Gross profit	—	137,506	174,784	—	312,290
Selling, general and administrative expenses	(33)	(79,606)	(107,598)	—	(187,237)
Research and development	—	(3,363)	(16,801)	—	(20,164)
Loss on sale of assets	—	—	(884)	—	(884)
Asset impairment	—	(11,549)	—	—	(11,549)

Operating income (loss)	(33)	42,988	49,501	—	92,456
Interest expense	(16,445)	39	(1,941)	—	(18,347)
Interest income	—	187	2,645	—	2,832
Other income	—	—	3,154	—	3,154
Intercompany income (expense)	6,852	(9,285)	2,433	—	—
Income (loss) from equity investment in subsidiaries	60,971	37,676	—	(98,647)	—

Income (loss) before taxes	51,345	71,605	55,792	(98,647)	80,095
Income tax benefit (expense)	4,025	(10,634)	(18,116)	—	(24,725)

Net income (loss)	$55,370	$60,971	$37,676	$(98,647)	$55,370

	Six Months Ended June 24, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$498,746	$500,800	$(112,900)	$886,646
Cost of sales	—	(364,176)	(393,481)	112,900	(644,757)

Gross profit	—	134,570	107,319	—	241,889
Selling, general and administrative expenses	(415)	(73,919)	(70,044)	—	(144,378)
Research and development		(292)	(4,980)		(5,272)
Asset impairment	—	—	(3,262)	—	(3,262)

Operating income (loss)	(415)	60,359	29,033	—	88,977
Interest expense	(10,528)	(370)	(310)	—	(11,208)
Interest income	—	2,526	1,957	—	4,483
Other income (expense)	—	(2,016)	571	—	(1,445)
Intercompany income (expense)	6,080	(2,344)	(3,736)	—	—
Income (loss) from equity investment in subsidiaries	55,278	19,868	—	(75,146)	—

Income (loss) before taxes	50,415	78,023	27,515	(75,146)	80,807
Income tax benefit (expense)	1,703	(22,745)	(7,647)	—	(28,689)

Net income (loss)	$52,118	$55,278	$19,868	$(75,146)	$52,118

Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 29, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$196,734	$(107,789)	$(14,370)	$—	$74,575
Cash flows from investing activities:
Cash used to invest in and acquire businesses	—	(2,500)	(5,391)	—	(7,891)
Proceeds from disposal of tangible assets	—	30	40,219	—	40,249
Capital expenditures	—	(4,608)	(13,577)	—	(18,185)

Net cash provided by (used for) investing activities	—	(7,078)	21,251	—	14,173
Cash flows from financing activities:
Proceeds from exercises of stock options	5,171	—	—	—	5,171
Excess tax benefits related to share-based compensation	1,141	—	—	—	1,141
Payments under share repurchase program	(68,336)	—	—	—	(68,336)
Cash dividends paid	(4,458)	—	—	—	(4,458)
Intercompany capital contributions	(130,242)	130,242	—	—	—

Net cash provided by (used for) financing activities	(196,724)	130,242	—	—	(66,482)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	7,436	—	7,436

Increase in cash and cash equivalents	10	15,375	14,317	—	29,702
Cash and cash equivalents, beginning of period	—	13,947	146,017	—	159,964

Cash and cash equivalents, end of period	$10	$29,322	$160,334	$—	$189,666

	Six Months Ended June 24, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(259,200)	$215,998	$159,546	$—	$116,344
Cash flows from investing activities:
Proceeds from disposal of tangible assets	—	6,964	644	—	7,608
Capital expenditures	—	(21,099)	(7,033)	—	(28,132)
Cash used to invest in or acquire businesses	—	—	(571,356)	—	(571,356)

Net cash used for investing activities	—	(14,135)	(577,745)	—	(591,880)
Cash flows from financing activities:
Payments under borrowing arrangements	(180,000)	(62,000)	—	—	(242,000)
Borrowings under credit arrangements	530,000	—	—	—	530,000
Cash dividends paid	(4,626)	—	—	—	(4,626)
Debt issuance costs	(10,212)	—	—	—	(10,212)
Proceeds from exercises of stock options	28,994	—	—	—	28,994
Excess tax benefits related to share-based compensation	6,914	—	—	—	6,914
Intercompany capital contributions	(111,870)	(259,647)	371,517	—	—

Net cash provided by (used for) financing activities	259,200	(321,647)	371,517	—	309,070
Effect of currency exchange rate changes on cash and cash equivalents	—	—	2,411	—	2,411

Decrease in cash and cash equivalents	—	(119,784)	(44,271)	—	(164,055)
Cash and cash equivalents, beginning of period	—	136,613	117,538	—	254,151

Cash and cash equivalents, end of period	$—	$16,829	$73,267	$—	$90,096

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
Capitalization
In 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. During the six months ended June 29, 2008, we completed the share repurchase program and repurchased 1,753,794 shares of our common stock at an aggregate cost of $68.3 million, an average price per share of $38.96. From the inception of the share repurchase program in August 2007 through its completion, we repurchased a total of 2,430,594 shares of our common stock at an aggregate cost of $100.0 million, an average price per share of $41.14.
On July 14, 2008, we called for redemption on July 31, 2008, all of our $110.0 million aggregate principal convertible subordinated debentures. As a result of the call for redemption, holders of the debentures have the option to convert each $1,000 principal amount of their debentures and receive value in a combination of cash and shares equal to 56.8246 shares of Belden’s common stock (a conversion price of approximately $17.598). All holders of the debentures elected to convert their debentures. We expect to pay the amount of principal and accrued interest with a combination of cash on-hand and borrowings under our revolving credit facility. We expect to complete the conversion during the third quarter of 2008.
Acquisition
On July 16, 2008, we acquired Trapeze Networks, Inc. (Trapeze) for approximately $133 million cash. We financed the total purchase price with borrowings under our revolving credit facility. California-based Trapeze is a leading provider of wireless local area networking equipment and management software and had annual revenues of approximately $56 million in 2007. In the third quarter of 2008, we expect to recognize certain non-recurring expenses from the effects of purchase accounting.
Restructuring Activities
In 2008, we finalized certain plans to realign our EMEA operations in order to consolidate manufacturing capacity. We recognized $28.9 million of restructuring costs related to these realignment plans, including $23.9 million that was accounted for through purchase accounting and $5.0 million that was charged to the statement of operations. We expect to incur additional restructuring charges of $0.5 million related to these realignment plans.

At the end of 2007, we initiated a voluntary separation program primarily for associates in the United States who were at least 50 years of age and had 10 years of service with the Company. As a result of the voluntary separation program, we recognized severance costs in 2008 of $6.5 million. We do not expect to recognize additional costs related to this program.
Beginning in 2006, we identified certain positions throughout the organization for elimination in an effort to reduce production, selling, and administration costs. In 2008, we recognized severance costs totaling $0.6 million related to North America position eliminations in the Specialty Products segment. We do not expect to recognize additional costs related to this program.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At June 29, 2008, the total unrecognized compensation cost related to all nonvested awards was $28.0 million. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Adoption of Recent Accounting Pronouncements
Discussion regarding our adoption of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the six months ended June 29, 2008:
•	We did not change any of our existing critical accounting policies from those listed in our 2007 Annual Report on Form 10-K;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%	Six Months Ended		%
	June 29, 2008	June 24, 2007	Change	June 29, 2008	June 24, 2007	Change
	(in thousands, except percentages)
Revenues	$556,303	$549,943	1.2%	$1,068,129	$886,646	20.5%
Gross profit	166,473	151,200	10.1%	312,290	241,889	29.1%
Selling, general and administrative expenses	89,522	92,475	-3.2%	187,237	144,378	29.7%
Research and development	11,093	5,126	116.4%	20,164	5,272	282.5%
Operating income	65,858	51,729	27.3%	92,456	88,977	3.9%
Income before taxes	59,191	45,358	30.5%	80,095	80,807	-0.9%
Net income	42,150	30,104	40.0%	55,370	52,118	6.2%
Revenues increased in the three- and six-month periods ended June 29, 2008 from the comparable periods in 2007 primarily for the following reasons:
•	For the three- and six-month periods ended June 29, 2008, acquired revenues contributed approximately 2 and 20 percentage points, respectively, to the revenue increases. Lost sales from the disposal of our assembly and telecommunications cable operations in the Czech Republic represented a 3 percentage point decrease for each of the three- and six-month periods ended June 29, 2008.

•	Favorable currency translation contributed approximately 5 percentage points to the revenue increases in each of the three- and six-month periods ended June 29, 2008.
Gross profit increased in the three- and six-month periods ended June 29, 2008 from the comparable periods in 2007 for the following reasons:
•	The increases in revenues as discussed above, including $2.7 million and $60.4 million of gross profit associated with the acquired revenues in the respective three- and six-month periods ended June 29, 2008.

•	Improved product mix that resulted from deemphasizing certain lower-margin products as part of our product portfolio management initiatives.

•	Cost reductions from our efforts in lean enterprise and manufacturing footprint initiatives.

•	The three- and six-month periods ended June 24, 2007 include $8.3 million of additional cost of sales due to the effects of purchase accounting, primarily inventory cost step-up related to the 2007 acquisitions.
Selling, general and administrative (SG&A) expenses in the three-month period ended June 29, 2008 were relatively consistent with the prior year period, excluding $3.9 million of non-recurring amortization related to the 2007 acquisitions that was recognized in the second quarter of 2007.
SG&A expenses increased in the six-month period ended June 29, 2008 primarily for the following reasons:
•	We incurred expenses from the prior year acquisitions for the entire six-month period in 2008, which contributed $33.5 million to the SG&A increase.

•	We recognized $8.4 million more severance and other restructuring costs in the six-month period ended June 29, 2008 compared to the same period of 2007. Costs recognized in the six-month period ended June 29, 2008 primarily related to the voluntary separation program and EMEA restructuring.

Beginning in 2008, we are separately disclosing research and development costs, which increased in the three- and six-month periods ended June 29, 2008. These increases are primarily due to the prior year acquisitions, all of which have increased their research and development spending year over year as we continue to invest in new product development.
During the six-month period ended June 29, 2008, we recognized an impairment loss of $7.3 million in the operating results of our Specialty Products segment due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized impairment losses of $3.8 million and $0.4 million in the operating results of our Specialty Products and Belden Americas segments, respectively, related to our decision to consolidate capacity and dispose of excess machinery and equipment.
The effective tax rate was lower in the three- and six-month periods ended June 29, 2008 from the comparable periods in 2007 due to the geographic mix of pretax income, partially offset by a discrete tax charge resulting from the enactment of tax rate changes affecting certain foreign subsidiaries. Our effective tax rate in future periods will be dependent upon the geographic mix of taxable income and changes in our deferred tax asset valuation allowances related to net operating loss carryforwards.
Belden Americas Segment

	Three Months Ended		%	Six Months Ended		%
	June 29, 2008	June 24, 2007	Change	June 29, 2008	June 24, 2007	Change
	(in thousands, except percentages)
Total revenues	$219,467	$240,157	-8.6%	$425,573	$437,733	-2.8%
Operating income	40,283	42,353	-4.9%	71,564	76,661	-6.6%
as a percent of total revenues	18.4%	17.6%		16.8%	17.5%
Belden Americas total revenues, which include affiliate revenues, decreased in the three- and six-month periods ended June 29, 2008 from the comparable periods in 2007 primarily due to lower volume across most product lines. Lower demand in the United States contributed to the lower volume as approximately 75% of the segment’s revenues are generated from customers in the United States. The lower volume was partially offset by higher selling prices and favorable currency translation, which in total increased revenues by $12.8 million and $20.4 million in the three- and six-month periods ended June 29, 2008, respectively. Operating income decreased in the three- and six-month periods ended June 29, 2008 from the comparable periods in 2007 primarily due to the decreases in revenues. Operating margin decreased in the six-month period ended June 29, 2008 from the comparable period in 2007 due to a $2.5 million increase in severance costs driven by the voluntary separation program.

Specialty Products Segment

	Three Months Ended		%	Six Months Ended		%
	June 29, 2008	June 24, 2007	Change	June 29, 2008	June 24, 2007	Change
	(in thousands, except percentages)
Total revenues	$77,890	$87,795	-11.3%	$149,667	$156,871	-4.6%
Operating income	10,171	16,090	-36.8%	3,089	26,405	-88.3%
as a percent of total revenues	13.1%	18.3%		2.1%	16.8%
Specialty Products total revenues, which include affiliate revenues, decreased in the three- and six-month periods ended June 29, 2008 from the comparable periods in 2007 due to lower volume, primarily from lower bandwidth category cable. Similar to Belden Americas, lower demand in the United States affected the revenues of Specialty Products as approximately 95% of the segment’s revenues are generated from customers in the United States. Operating income decreased in the three- and six-month periods ended June 29, 2008 from the comparable periods in 2007 due to the decreases in revenues and certain non-recurring charges. In the second quarter of 2008, Specialty Products incurred restructuring charges totaling $1.6 million related to the closing of our manufacturing facility in Manchester, Connecticut. In the six-month period ended June 29, 2008, the segment recognized asset impairment charges totaling $11.2 million and severance costs of $3.9 million primarily related to the voluntary separation program. The asset impairment charges are due to the decision to close our Connecticut facility and our decision to consolidate capacity and dispose of excess machinery and equipment.
EMEA Segment

	Three Months Ended		%	Six Months Ended		%
	June 29, 2008	June 24, 2007	Change	June 29, 2008	June 24, 2007	Change
	(in thousands, except percentages)
Total revenues	$204,904	$181,372	13.0%	$395,523	$266,028	48.7%
Operating income (loss)	26,318	5,953	342.1%	43,227	9,755	343.1%
as a percent of total revenues	12.8%	3.3%		10.9%	3.7%
EMEA total revenues, which include affiliate revenues, increased in the three-month period ended June 29, 2008 from the comparable period in 2007 due to several factors. Favorable foreign currency translation contributed $20.6 million to the revenue increase as the euro continued to strengthen against the U.S. dollar. Acquired revenues, which represent one month of revenues from Lumberg Automation, contributed $8.8 million to the revenue increase. Higher volume, primarily in the industrial market, contributed $9.7 million to the revenue increase, and higher selling prices and increased affiliate sales contributed $1.9 million in total. These revenue increases were partially offset by $17.5 million of lost revenues from the disposal of our assembly and telecommunications cable operations in the Czech Republic.
EMEA total revenues increased in the six-month period ended June 29, 2008 from the comparable period in 2007 due to several factors. Acquired revenues contributed $109.9 million to the revenue increase and favorable foreign currency translation contributed $30.4 million. Acquired revenues represent Hirschmann’s revenues from the first quarter of 2008 and Lumberg Automation’s revenues from January through April 2008. Higher volume, primarily in the industrial market, contributed $10.8 million to the revenue increase, and higher selling prices and increased affiliate sales contributed $6.0 million in total. These revenue increases were partially offset by $27.6 million of lost revenues from the disposal of our assembly and telecommunications cable operations in the Czech Republic.

Operating income increased in the three- and six-month periods ended June 29, 2008 primarily due to the acquisitions of Hirschmann and Lumberg Automation, which accounted for $22.1 million and $35.1 million, respectively, of the operating income increases. These increases were partially due to $10.2 million of non-recurring expenses from the effects of purchase accounting recognized in each of the three- and six-month periods ended June 24, 2007.
Asia Pacific Segment

	Three Months Ended		%	Six Months Ended		%
	June 29, 2008	June 24, 2007	Change	June 29, 2008	June 24, 2007	Change
	(in thousands, except percentages)
Total revenues	$97,434	$87,286	11.6%	$184,987	$99,090	86.7%
Operating income	11,314	6,793	66.6%	20,211	8,320	142.9%
as a percent of total revenues	11.6%	7.8%		10.9%	8.4%
Asia Pacific total revenues increased in the three-month period ended June 29, 2008 from the comparable period of 2007 due to higher selling prices and favorable foreign currency translation, which contributed $6.8 million and $4.4 million to the revenue increase, respectively. These increases were partially offset by lower volume, which resulted from our strategic initiative in product portfolio management at LTK that involved price increases on many lower-margin products to reposition them or to reduce less profitable revenues. Asia Pacific total revenues increased in the six-month period ended June 29, 2008 from the comparable period of 2007 primarily due to $66.0 million of acquired revenues, $7.7 million from higher volume, $7.1 million from higher selling prices, and $5.0 million from favorable foreign currency translation. Acquired revenues represent LTK’s revenues from the first quarter of 2008. Higher volume was primarily due to strong demand for Belden branded products in the industrial and video, sound and security markets.
Operating income increased in the three- and six-month periods ended June 29, 2008 primarily due to the acquisition of LTK, which accounted for $3.0 million and $9.4 million, respectively, of the operating income increases. These increases were partially due to $2.0 million of non-recurring expenses from the effects of purchase accounting recognized in each of the three- and six-month periods ended June 24, 2007. Operating income also increased due to the increases in revenues from Belden branded products.
Finance and Administration

	Three Months Ended		%	Six Months Ended		%
	June 29, 2008	June 24, 2007	Change	June 29, 2008	June 24, 2007	Change
	(in thousands, except percentages)
Total expenses	$(12,327)	$(11,252)	9.6%	$(26,223)	$(19,192)	36.6%
Finance & Administration total expenses increased in the three-month period ended June 29, 2008 from the comparable period in 2007 due principally to a $0.6 million increase in share-based compensation expense, which is a result of the incremental expense associated with the annual grant of equity awards made each February. The remaining increase is primarily due to corporate expenses associated with new corporate programs including talent management and global sales and marketing as well as our strategic initiatives such as lean enterprise.
Finance & Administration total expenses increased in the six-month period ended June 29, 2008 from the comparable period in 2007 due to a $2.9 million increase in salaries, wages and benefits. This $2.9 million increase includes a $0.6 million severance charge in 2008 related to the voluntary separation program and an increase in share-based compensation expense of $1.1 million, which is due to the incremental expense associated with the annual grant of equity awards made each February. The remaining increase in salaries, wages and benefits resulted from additional headcount needed to support new corporate programs and strategic initiatives. Total expenses also increased due to a $3.5 million increase in various consulting, advisory, and other professional fees including costs related to information technology initiatives.
Liquidity and Capital Resources
Significant factors affecting our cash include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for business acquisitions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. We believe our sources of liquidity are sufficient to fund current working capital requirements, planned capital expenditures, scheduled contributions for our retirement plans, quarterly dividend payments, and our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix and economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.
The following table is derived from our Consolidated Cash Flow Statements:

	Six Months Ended
	June 29, 2008	June 24, 2007
	(In thousands)
Net cash provided by (used for):
Operating activities	$74,575	$116,344
Investing activities	14,173	(591,880)
Financing activities	(66,482)	309,070
Effects of foreign currency exchange rate changes on cash and cash equivalents	7,436	2,411

Increase (decrease) in cash and cash equivalents	29,702	(164,055)
Cash and cash equivalents, beginning of period	159,964	254,151

Cash and cash equivalents, end of period	$189,666	$90,096

Net cash provided by operating activities, a key source of our liquidity, decreased by $41.8 million in the six-month period ended June 29, 2008 from the comparable period in 2007 predominantly due to an unfavorable change in accounts payable and accrued liabilities.
Cash flow related to changes in outstanding accounts payable and accrued liabilities declined to a $0.5 million source of cash in the first six months of 2008 from a $64.4 million source of cash in the first six months of 2007. The source of cash in 2007 was primarily the result of extending payment terms with our suppliers. Days payables outstanding (defined as accounts payable and accrued liabilities divided by the average daily cost of sales and selling, general and administrative expenses recognized during the period) was 78 days at June 24, 2007 compared to 55 days at December 31, 2006. Payment terms have remained relatively consistent in 2008 as days payables outstanding was 72 days at June 29, 2008 compared to 67 days at December 31, 2007.
The decline in cash flow related to changes in outstanding accounts payable and accrued liabilities was partially offset by an increase in earnings and improvements in other working capital areas including accounts receivable. Cash flow related to changes in outstanding receivables improved to a $21.8 million use of cash in the first six months of 2008 from a $28.7 million use of cash in the first six months of 2007.

The use of cash in 2007 was the result of longer collection cycles with our customers. Days sales outstanding in receivables (defined as receivables divided by average daily revenues recognized during the period) was 66 days at June 24, 2007 compared to 56 days at December 31, 2006. This increase in days sales outstanding was partially due to relatively longer collection cycles from the three businesses that we acquired in the second quarter of 2007. Collection cycles have remained more constant in 2008 as days sales outstanding was 64 days at June 29, 2008 compared to 63 days at December 31, 2007.
Net cash provided by investing activities totaled $14.2 million in the first six months of 2008 compared to net cash used for investing activities of $591.9 million in the first six months of 2007. The change in cash from investing activities resulted predominantly from $571.4 million of cash used in the first six months of 2007 to acquire Hirschmann, LTK, and Lumberg Automation. In addition, proceeds from disposal of tangible assets increased in 2008 as we received $24.4 million of net proceeds from the sale of certain real estate in Mexico, $15.0 million from the sale and collection of a receivable related to our assembly and telecommunications cable operations in the Czech Republic, and $0.7 million from the collection of a receivable related to the sale of certain real estate in the Netherlands. The change in cash provided by investing activities is also due to a $9.9 million decrease in capital expenditures in the first six months of 2008 compared to the first six months of 2007 primarily due to completing construction of a plant in Mexico during 2007. Planned capital expenditures for 2008 include the completion of construction of a new manufacturing facility in China. We anticipate that our capital expenditures will be funded with available cash. Investing activities in 2008 will also include approximately $133 million of cash used to acquire Trapeze Networks, Inc. We financed the total purchase price of this acquisition, which closed in the third quarter of 2008, with borrowings under our revolving credit facility.
Net cash used for financing activities in the first six months of 2008 totaled $66.5 million compared to cash provided by financing activities of $309.1 million in the first six months of 2007. The change in cash from financing activities was predominantly from $68.3 million of cash used to repurchase our common stock in 2008 compared to $350.0 million of cash received in 2007 from the issuance of 7.0% senior subordinated notes. We completed the previously announced $100.0 million share repurchase program in the second quarter of 2008.
Our outstanding debt obligations as of June 29, 2008 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $110.0 million aggregate principal of 4.0% convertible subordinated debentures due 2023. On July 14, 2008, we called for redemption on July 31, 2008, all of our convertible subordinated debentures. Additional discussion regarding these debentures and our other borrowing arrangements is included in Note 8 to the Consolidated Financial Statements.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, about 136 of which we were aware at July 28, 2008, in which we are one of many defendants, 29 of which are scheduled for trial during 2008. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through July 28, 2008, we have been dismissed, or reached agreement to be dismissed, in approximately 235 similar cases without any going to trial, and with only 22 of these involving any payment to the claimant. We have insurance that we believe should cover a significant portion of any defense or settlement costs borne by us in these types of cases. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2007 Annual Report on Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs (1)	Plans or Programs

March 31, 2008 through April 27, 2008	—	$—	—	$32,038,000

April 28, 2008 through May 25, 2008	600,000	$36.36	600,000	$10,221,000

May 26, 2008 through June 29, 2008	254,080	$40.21	254,080	$—

Total	854,080	$37.51	854,080	$—

(1)	On August 16, 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. The program was announced via news release on August 17, 2007.

Item 4: Submission of Matters to a Vote of Security Holders
On May 22, 2008, the Company held its regular Annual Meeting of Stockholders. The stockholders considered one proposal, which was approved.
Proposal 1: Election of 11 directors for a one-year term.

	Shares Voted For	Shares Withheld
David Aldrich	36,364,198	5,225,360
Lorne D. Bain	35,644,964	5,944,594
Lance C. Balk	36,540,886	5,048,672
Judy Brown	35,943,474	5,646,084
Bryan C. Cressey	36,352,993	5,236,565
Michael F.O. Harris	35,643,862	5,945,696
Glenn Kalnasy	36,148,209	5,441,349
Mary S. McLeod	36,450,284	5,139,274
John M. Monter	36,370,992	5,218,566
Bernard G. Rethore	34,177,270	7,412,288
John S. Stroup	36,349,372	5,240,186
Item 6: Exhibits
Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.
Date: August 7, 2008	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: August 7, 2008	By:	/s/ Gray G. Benoist
Gray G. Benoist
Vice President, Finance and Chief Financial Officer

Date: August 7, 2008	By:	/s/ John S. Norman
John S. Norman
Controller and Chief Accounting Officer