Form 10-Q
period 2008-09-28
BELDEN INC.
filed 2008-11-07
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
Commission File No. 001-12561

BELDEN INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3601505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7733 Forsyth Boulevard, Suite 800
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Following is the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, $0.01 Par Value	46,489,324

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	September 28,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$215,439	$159,964
Receivables, net	383,527	373,108
Inventories, net	264,851	257,540
Deferred income taxes	21,578	28,578
Other current assets	25,459	17,392

Total current assets	910,854	836,582
Property, plant and equipment, less accumulated depreciation	334,114	369,803
Goodwill	780,558	648,882
Intangible assets, less accumulated amortization	179,194	154,786
Other long-lived assets	60,139	58,796

	$2,264,859	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,830	$190,018
Accrued liabilities	166,698	160,029
Current maturities of long-term debt	—	110,000

Total current liabilities	387,528	460,047
Long-term debt	590,000	350,000
Postretirement benefits	100,869	98,084
Deferred income taxes	51,444	78,140
Other long-term liabilities	14,877	9,915

Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	581,202	638,690
Retained earnings	559,059	478,776
Accumulated other comprehensive income	112,133	93,198
Treasury stock	(132,756)	(138,504)

Total stockholders’ equity	1,120,141	1,072,663

	$2,264,859	$2,068,849

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 23, 2007	September 28, 2008	September 23, 2007
	(In thousands, except per share data)
Revenues	$520,494	$561,611	$1,588,623	$1,448,257
Cost of sales	(366,842)	(403,914)	(1,122,681)	(1,048,671)

Gross profit	153,652	157,697	465,942	399,586
Selling, general and administrative expenses	(85,149)	(85,567)	(267,225)	(224,095)
Research and development	(15,887)	(5,504)	(36,051)	(10,776)
Amortization of intangibles	(4,125)	(2,685)	(9,286)	(8,535)
Gain (loss) on sale of assets	—	8,556	(884)	8,556
Asset impairment	(753)	—	(12,302)	(3,262)

Operating income	47,738	72,497	140,194	161,474
Interest expense	(8,671)	(7,561)	(27,018)	(18,769)
Interest income	1,226	803	4,058	5,286
Other income (expense)	813	581	3,967	(864)

Income before taxes	41,106	66,320	121,201	147,127
Income tax expense	(9,453)	(16,904)	(34,178)	(45,593)

Net income	$31,653	$49,416	$87,023	$101,534

Weighted average number of common shares and equivalents:
Basic	44,571	45,084	44,072	44,887
Diluted	47,082	50,131	47,643	50,893

Basic income per share	$0.71	$1.10	$1.97	$2.26

Diluted income per share	$0.67	$0.99	$1.83	$2.01

Dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 28, 2008	September 23, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$87,023	$101,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,394	38,701
Asset impairment	12,302	3,262
Pension funding in excess of pension expense	(1,114)	(1,724)
Share-based compensation	10,614	7,516
Provision for inventory obsolescence	6,495	5,731
Loss (gain) on disposal of tangible assets	884	(8,556)
Excess tax benefits related to share-based compensation	(1,297)	(7,041)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(9,297)	(41,887)
Inventories	(7,440)	10,161
Deferred cost of sales	(3,300)	—
Accounts payable	21,148	15,493
Accrued liabilities	(33,154)	33,729
Deferred revenue	8,721	—
Accrued taxes	(5,441)	24,090
Other assets	(1,987)	(3,309)
Other liabilities	1,316	(9,384)

Net cash provided by operating activities	127,867	168,316

Cash flows from investing activities:
Cash used to invest in and acquire businesses	(144,625)	(588,426)
Proceeds from disposal of tangible assets	40,488	24,056
Capital expenditures	(32,421)	(41,483)

Net cash used for investing activities	(136,558)	(605,853)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,957	29,132
Excess tax benefits related to share-based compensation	1,297	7,041
Payments under share repurchase program	(68,336)	(10,626)
Cash dividends paid	(6,616)	(6,750)
Debt issuance costs	—	(10,212)
Borrowings under credit arrangements	240,000	546,000
Payments under borrowing arrangements	(110,000)	(258,000)

Net cash provided by financing activities	62,302	296,585

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,864	7,125

Increase (decrease) in cash and cash equivalents	55,475	(133,827)
Cash and cash equivalents, beginning of period	159,964	254,151

Cash and cash equivalents, end of period	$215,439	$120,324

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
NINE MONTHS ENDED SEPTEMBER 28, 2008
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
							Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(in thousands)
Balance at December 31, 2007	50,335	$503	$638,690	$478,776	(5,742)	$(138,504)	$108,720	$(15,522)	$1,072,663
Net income				87,023					87,023
Foreign currency translation							18,935		18,935

Comprehensive income									105,958
Exercise of stock options, net of tax withholding forfeitures			1,250		228	4,683			5,933
Release of restricted stock, net of tax withholding forfeitures			(2,158)		67	894			(1,264)
Share-based compensation			11,904						11,904
Conversion of convertible subordinated debentures			(68,507)		3,344	68,507			—
Share repurchase program					(1,754)	(68,336)			(68,336)
Dividends ($0.15 per share)			23	(6,740)					(6,717)

Balance at September 28, 2008	50,335	$503	$581,202	$559,059	(3,857)	$(132,756)	$127,655	$(15,522)	$1,120,141

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Typically, our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end. The nine months ended September 28, 2008 and September 23, 2007 include 272 and 266 calendar days, respectively.
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
At September 28, 2008, we were party to bank guaranties, standby letters of credit, and surety bonds totaling $8.0 million, $5.9 million, and $2.6 million, respectively.
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
Our Wireless segment accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations (SOP 97-2). Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance and other support services. When a sale involves multiple elements, we allocate the entire fee from the arrangement to each respective element based on its Vendor Specific Objective Evidence (VSOE) of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement and the only undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Through September 28, 2008, our Wireless segment did not establish VSOE of fair value of post-contract customer support. As a result, the entire fee and related cost of sales from revenue transactions involving multiple-element arrangements were deferred and recognized ratably over the contractual post-contract customer support period, ranging from one to three years. As of September 28, 2008, total deferred revenue and deferred cost of sales were $10.7 million and $3.5 million, respectively. Of the total deferred revenue, $9.8 million is included in accrued liabilities, and $0.9 million is included in other long-term liabilities. Of the total deferred cost of sales, $3.1 million is included in other current assets and $0.4 million is included in other long-lived assets.
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
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for us on January 1, 2009. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The FSP changes the accounting for our $110.0 million aggregate principal convertible subordinated debentures in that it requires that we bifurcate the proceeds from the debt issuance between debt and equity components. The equity component would reflect the value of the conversion feature of the debentures. We are currently evaluating the potential impact of FSP APB 14-1 on our operating results, cash flows and financial condition. On August 29, 2008, we completed the redemption of our convertible subordinated debentures. See Note 8.
Note 2: Acquisitions
On July 16, 2008, we acquired Trapeze Networks, Inc. (Trapeze) for cash of $136.0 million, including transaction costs. We financed the total purchase price with borrowings under our revolving credit facility. California-based Trapeze is a provider of wireless local area networking equipment. The acquisition of Trapeze improves our ability to provide a full complement of signal transmission solutions including wireless systems. The results of operations of Trapeze have been included in our results of operations from July 16, 2008. Trapeze is reported as a separate operating segment disclosed as the Wireless segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands).

Current assets	$16,304
Property, plant and equipment	2,171
Goodwill	81,796
Intangible assets	39,375
Other assets	216

Assets acquired	139,862
Liabilities assumed	3,834

Net assets acquired	$136,028

The above purchase price allocation is subject to revision as more detailed analyses are completed and additional information about the fair value of individual assets and liabilities becomes available. Any change in the fair value of the acquired net assets and resolution of income tax uncertainties will change the amount of the purchase price allocable to goodwill.
The following table reflects the pro forma operating results of the Company as if the Trapeze acquisition had been completed as of the beginning of each respective period. The pro forma effect on the three-month period ended September 28, 2008 was not material.

	Nine Months Ended	Nine Months Ended	Three Months Ended
	September 28, 2008	September 23, 2007	September 23, 2007
	(In thousands, except per share data)
Revenues	$1,612,400	$1,486,538	$574,662
Net income	68,271	76,970	40,260
Net income per diluted share	1.43	1.53	0.80
For purposes of the pro forma disclosures, each respective period includes $2.1 million ($1.4 million after tax) of nonrecurring expenses from the effects of purchase accounting, including in-process research and development charges of $1.5 million, amortization of the sales backlog intangible of $0.4 million, and inventory cost step-up of $0.2 million. The pro forma information above also reflects interest expense assuming borrowings at the beginning of each respective period of $136.0 million at 3.8% interest under our senior secured credit agreement to finance the acquisition.
The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we completed the acquisition on the dates assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.
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

All three 2007 acquisitions were cash transactions and were valued in total at $590.0 million, including transaction costs. The following table summarizes the fair values of the assets acquired and liabilities assumed in 2007 (in thousands).

Current assets	$235,092
Property, plant and equipment	94,239
Goodwill	378,355
Intangible assets	88,629
Other assets	29,014

Assets acquired	825,329
Liabilities assumed	235,352

Net assets acquired	$589,977

The allocation above differs from our preliminary allocation as of December 31, 2007 primarily due to the following adjustments that we recorded in the first and second quarters of 2008:
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
Note 3: Operating Segments
We conduct our operations through five reported operating segments—Belden Americas, Specialty Products, Wireless, EMEA, and Asia Pacific.
Finance and administration costs reflected in the column entitled F&A in the following tables primarily represent corporate headquarters operating expenses. Amounts reflected in the column entitled Eliminations represent the eliminations of affiliate revenues and affiliate cost of sales.

	Belden	Specialty			Asia
	Americas	Products	Wireless	EMEA	Pacific	F&A	Eliminations	Total
	(In thousands)
Three Months Ended September 28, 2008

Total assets	$382,470	$190,994	$143,992	$920,518	$392,190	$234,695	$—	$2,264,859
External customer revenues	202,565	56,536	7,792	164,352	89,249	—	—	520,494
Affiliate revenues	17,558	15,855	38	4,587	—	—	(38,038)	—
Operating income (loss)	46,318	7,107	(8,784)	12,976	8,843	(10,824)	(7,898)	47,738

Three Months Ended September 23, 2007

Total assets	$417,027	$212,279	$—	$872,277	$365,560	$236,609	$—	$2,103,752
External customer revenues	231,625	60,575	—	171,828	97,583	—	—	561,611
Affiliate revenues	18,069	26,459	—	7,271	—	—	(51,799)	—
Operating income (loss)	44,929	14,557	—	23,627	10,276	(10,680)	(10,212)	72,497

Nine Months Ended September 28, 2008

Total assets	$382,470	$190,994	$143,992	$920,518	$392,190	$234,695	$—	$2,264,859
External customer revenues	588,906	169,620	7,792	548,180	274,125	—	—	1,588,623
Affiliate revenues	56,790	52,438	38	16,282	111	—	(125,659)	—
Operating income (loss)	117,882	10,196	(8,784)	56,203	29,054	(37,047)	(27,310)	140,194

Nine Months Ended September 23, 2007

Total assets	$417,027	$212,279	$—	$872,277	$365,560	$236,609	$—	$2,103,752
External customer revenues	639,661	181,808	—	430,115	196,673	—	—	1,448,257
Affiliate revenues	47,766	62,097	—	15,012	—	—	(124,875)	—
Operating income (loss)	121,590	40,962	—	33,382	18,596	(29,872)	(23,184)	161,474
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 23, 2007	September 28, 2008	September 23, 2007
	(In thousands)
Operating income	$47,738	$72,497	$140,194	$161,474
Interest expense	(8,671)	(7,561)	(27,018)	(18,769)
Interest income	1,226	803	4,058	5,286
Other income (expense)	813	581	3,967	(864)

Income before taxes	$41,106	$66,320	$121,201	$147,127

Note 4: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	September 28,	September 23,	September 28,	September 23,
	2008	2007	2008	2007
	(In thousands)
Numerator for basic income per share:
Net income	$31,653	$49,416	$87,023	$101,534

Numerator for diluted income per share:
Net income	31,653	49,416	87,023	101,534
Tax-effected interest expense on convertible subordinated debentures	—	—	—	875

Adjusted net income	$31,653	$49,416	$87,023	$102,409

Denominator:
Weighted average shares—basic	44,571	45,084	44,072	44,887
Effect of dilutive common stock equivalents	2,511	5,047	3,571	6,006

Weighted average shares—diluted	47,082	50,131	47,643	50,893

The diluted weighted average shares for each period includes the impact of shares issuable with respect to the conversion of our $110.0 million aggregate principal convertible subordinated debentures. See Note 8.
Note 5: Inventories
The major classes of inventories were as follows:

	September 28,	December 31,
	2008	2007
	(In thousands)
Raw materials	$78,940	$78,847
Work-in-process	61,862	57,562
Finished goods	143,304	136,305
Perishable tooling and supplies	4,120	4,355

Gross inventories	288,226	277,069
Obsolescence and other reserves	(23,375)	(19,529)

Net inventories	$264,851	$257,540

Note 6: Long-Lived Assets
Disposals
During the nine months ended September 28, 2008, we sold and leased back under a normal sale-leaseback certain Belden Americas segment real estate in Mexico. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years.

We sold our assembly operation in the Czech Republic for $8.2 million during the nine months ended September 28, 2008. We recognized no gain or loss on the transaction.
During the three months ended September 23, 2007, we completed the sale of our telecommunications cable operation in the Czech Republic for $25.7 million and recorded a gain of $7.8 million in our EMEA segment. We also sold certain Belden Americas segment real estate and equipment in Illinois for $4.2 million cash and recognized a gain of $0.7 million.
During the nine months ended September 23, 2007, we sold certain Belden Americas segment real estate and equipment in South Carolina and Vermont for $6.7 million cash and recognized an aggregate loss of $0.1 million.
Impairments
During the three months ended September 28, 2008, we identified certain tangible long-lived assets related to a warehouse in Tennessee for which the carrying value was not fully recoverable. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $0.8 million in the Specialty Products segment operating results.
During the nine months ended September 28, 2008, we recognized an impairment loss of $7.3 million in the operating results of our Specialty Products segment due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized impairment losses of $3.8 million and $0.4 million in the operating results of our Specialty Products and Belden Americas segments, respectively, related to our decision to consolidate capacity and dispose of excess machinery and equipment.
During the nine months ended September 23, 2007, we identified certain tangible long-lived assets related to a plant in Canada for which the carrying value was not fully recoverable. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized a total impairment loss of $1.9 million in the Belden Americas segment operating results. We also determined that certain asset groups related to our plants in the Czech Republic and the Netherlands were impaired due to product portfolio management and product sourcing actions. We estimated the fair market value of these long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $1.4 million in the operating results of our EMEA segment.
Depreciation and Amortization Expense
We recognized depreciation expense of $9.3 million and $31.6 million in the three- and nine-month periods ended September 28, 2008, respectively. We recognized depreciation expense of $10.7 million and $30.2 million in the three- and nine-month periods ended September 23, 2007, respectively.
We recognized amortization expense related to our intangible assets of $5.6 million and $10.8 million in the three- and nine-month periods ended September 28, 2008, respectively, including $1.5 million of amortization expense in each period classified as research and development expenses. We recognized amortization expense related to our intangible assets of $2.7 million and $8.5 million in the three- and nine-month periods ended September 23, 2007, respectively.

Note 7: Restructuring Activities
EMEA Restructuring
In April of 2008, we finalized certain plans to realign part of our EMEA operations in order to consolidate manufacturing capacity. We recognized $28.9 million of severance and other restructuring costs related to these realignment plans, including $23.9 million that was accounted for through purchase accounting and $5.0 million that was charged to the statement of operations ($4.8 million in SG&A expenses and $0.2 million in cost of sales). We do not expect to recognize additional costs related to this prior year restructuring activity.
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
Voluntary Separation Program
In 2007, we announced a voluntary separation program primarily for associates in the United States who were at least 50 years of age and had 10 years of service with the Company and recognized $0.7 million of severance costs. We recognized $6.5 million of additional severance costs ($3.5 million in SG&A expenses and $3.0 million in cost of sales) in the first quarter of 2008. Severance costs of $3.5 million, $2.4 million, and $0.6 million were recognized by the Belden Americas segment, the Specialty Products segment and F&A, respectively, in 2008. To date, we have recognized severance costs totaling $7.2 million related to these activities. We do not expect to recognize additional costs related to this program.
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

The following table sets forth restructuring activity that occurred during the three and nine months ended September 28, 2008:

			Voluntary
	EMEA	Reduction	Separation
(In thousands)	Restructuring	in Force	Program
Accrued Liabilities Balance at December 31, 2007	$759	$967	$707
New charges	4,826	612	6,479
Purchase accounting	23,850	—	—
Cash payments	(45)	(188)	(209)
Foreign currency translation	4,040	4	—
Other adjustments	—	(18)	—

Accrued Liabilities Balance at March 30, 2008	33,430	1,377	6,977

New charges	160	—	—
Cash payments	(745)	(651)	(1,976)
Foreign currency translation	99	—	—
Other adjustments	(183)	(108)	—

Accrued Liabilities Balance at June 29, 2008	32,761	618	5,001

Cash payments	(1,551)	(538)	(1,820)
Foreign currency translation	(1,575)	(2)	—
Other adjustments	(80)	(32)	—

Accrued Liabilities Balance at September 28, 2008	$29,555	$46	$3,181

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.
Note 8: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
In 2007, we completed an offering of $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes ranked senior to our convertible subordinated debentures, rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15.
Convertible Subordinated Debentures
On April 20, 2007, we completed the exchange of $110.0 million aggregate principal of new 4.0% convertible subordinated debentures due 2023 for $110.0 million aggregate principal of the previous 4.0% convertible subordinated debentures due 2023. The new convertible debentures contained a net share settlement feature requiring us upon conversion to pay the principal amount in cash and to pay any conversion consideration in excess of the principal amount in shares of our common stock.

On July 14, 2008, we called all of our convertible subordinated debentures for redemption as of July 31, 2008. As a result of the call for redemption, holders of the debentures had the option to convert each $1,000 principal amount of their debentures and receive value in a combination of cash and shares equal to 56.8246 shares of Belden’s common stock (a conversion price of $17.598). All holders of the debentures elected to convert their debentures. We completed the conversion on August 29, 2008 and paid $110.0 million in cash and issued 3,343,509 shares of common stock. We financed the cash portion of the conversion through borrowings under our senior secured credit facility.
Medium-Term Notes
On February 16, 2007, we redeemed our medium-term notes in the aggregate principal amount of $62.0 million. In connection therewith, we paid a make-whole premium of approximately $2.0 million which was recognized as other expense in the Consolidated Statements of Operations.
Senior Secured Credit Facility
We have a senior secured credit facility with a $350.0 million commitment. The facility matures in 2011, has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States. At September 28, 2008, there was $240.0 million of outstanding borrowings under the facility at a 3.8% interest rate, and we had $103.3 million in available borrowing capacity, net of letters of credit. The facility contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. As of September 28, 2008, we were in compliance with these covenants.
Note 9: Income Taxes
Tax expense of $34.2 million for the nine months ended September 28, 2008, resulted from income before taxes of $121.2 million. The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amount determined by applying the applicable statutory United States tax rate for the nine months ended September 28, 2008, is analyzed below:

Nine Months Ended September 28, 2008	Amount	Rate
	(in thousands, except rate data)
United States federal statutory rate	$42,420	35.0%
State and local income taxes	3,256	2.7
Decrease in deferred tax asset valuation allowance	(3,835)	(3.2)
Decrease in uncertain tax positions	(443)	(0.3)
Effect of foreign tax rate changes on deferred taxes	1,620	1.3
Foreign income tax rate differences and other, net	(8,840)	(7.3)

Total tax expense	$34,178	28.2%

During the nine months ended September 28, 2008, we recognized a tax benefit of $3.8 million associated with a decrease in the deferred tax asset valuation allowance with respect to net operating losses in the Netherlands. We also reached a settlement with the Dutch income tax authorities in connection with an audit of our Dutch affiliates for tax years 2001 through 2004. As a result of this settlement, we recorded a decrease to our reserve related to uncertain tax positions of $0.5 million.

We recorded a net increase to income tax expense in 2008 to reflect the impact of changes to statutory tax rates in several foreign jurisdictions. Income tax expense increased by $1.6 million due to the application of the new statutory rates to deferred tax balances in Germany, Italy, Denmark, China and Hong Kong.
In the second quarter of 2008, we paid tax reassessments of $3.2 million stemming from an audit by the Canada Revenue Agency of Nordx/CDT, Inc., the former Canadian subsidiary of Cable Design Technologies. In connection with this audit, we also recorded a $1.9 million addition to our reserve related to uncertain tax positions. Because the periods under audit pre-date Belden’s merger with Cable Design Technologies in 2004, settlement of these matters is accounted for as an adjustment to the goodwill related to the 2004 merger. We also incurred interest of $2.1 million in connection with the Canadian audit. Of the total $2.1 million incurred, $1.9 million was recognized as interest expense and $0.2 million was recorded as an adjustment to goodwill.
Note 10: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for the plans:

	Pension Obligations		Other Postretirement Obligations
	September 28, 2008	September 23, 2007	September 28, 2008	September 23, 2007
	(In thousands)
Three Months Ended

Service cost	$1,401	$1,667	$34	$72
Interest cost	3,153	2,949	630	477
Expected return on plan assets	(3,057)	(3,031)	—	—
Amortization of prior service cost	4	4	(53)	(27)
Net loss recognition	343	563	171	153

Net periodic benefit cost	$1,844	$2,152	$782	$675

Nine Months Ended

Service cost	$4,256	$4,896	$103	$410
Interest cost	9,585	8,385	1,920	1,660
Expected return on plan assets	(9,303)	(9,119)	—	—
Amortization of prior service cost	12	11	(161)	(81)
Curtailment gain	—	(523)	—	—
Settlement loss	1,760	—	—	—
Net loss recognition	1,025	1,691	513	459

Net periodic benefit cost	$7,335	$5,341	$2,375	$2,448

Note 11: Share Repurchases
In 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. During the nine months ended September 28, 2008, we completed the share repurchase program and repurchased 1,753,794 shares of our common stock at an aggregate cost of $68.3 million, an average price per share of $38.96. From the inception of the share repurchase program in August 2007 through its completion, we repurchased a total of 2,430,594 shares of our common stock at an aggregate cost of $100.0 million, an average price per share of $41.14.

Note 12: Comprehensive Income
The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 28,	September 23,	September 28,	September 23,
	2008	2007	2008	2007
	(In thousands)
Net income	$31,653	$49,416	$87,023	$101,534
Foreign currency translation gain (loss)	(41,309)	19,462	18,935	32,371

Total comprehensive income (loss)	$(9,656)	$68,878	$105,958	$133,905

Note 13: Supplemental Guarantor Information
In 2007, Belden Inc. (the Issuer) issued $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes ranked senior to our convertible subordinated debentures, rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	September 28, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$164	$32,835	$182,440	$—	$215,439
Receivables, net	—	115,436	268,091	—	383,527
Inventories, net	—	139,711	125,140	—	264,851
Deferred income taxes	—	(7,184)	28,762	—	21,578
Other current assets	1,763	6,907	16,789	—	25,459

Total current assets	1,927	287,705	621,222	—	910,854

Property, plant and equipment, less accumulated depreciation	—	122,634	211,480	—	334,114
Goodwill	—	335,355	445,203	—	780,558
Intangible assets, less accumulated amortization	—	88,851	90,343	—	179,194
Investment in subsidiaries	1,281,851	708,176	—	(1,990,027)	—
Other long-lived assets	6,476	6,278	47,385	—	60,139

	$1,290,254	$1,548,999	$1,415,633	$(1,990,027)	$2,264,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15	$81,256	$139,559	$—	$220,830
Accrued liabilities	7,617	69,883	89,198	—	166,698

Total current liabilities	7,632	151,139	228,757	—	387,528

Long-term debt	590,000	—	—	—	590,000
Postretirement benefits	—	19,111	81,758	—	100,869
Deferred income taxes	—	31,034	20,410	—	51,444
Other long-term liabilities	7,119	1,129	6,629	—	14,877
Intercompany accounts	130,250	(402,476)	272,226	—	—
Total stockholders’ equity	555,253	1,749,062	805,853	(1,990,027)	1,120,141

	$1,290,254	$1,548,999	$1,415,633	$(1,990,027)	$2,264,859

	December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,947	$146,017	$—	$159,964
Receivables, net	—	100,091	273,017	—	373,108
Inventories, net	—	119,585	137,955	—	257,540
Deferred income taxes	—	(6,509)	35,087	—	28,578
Other current assets	1,986	4,910	10,496	—	17,392

Total current assets	1,986	232,024	602,572	—	836,582

Property, plant and equipment, less accumulated depreciation	—	133,882	235,921	—	369,803
Goodwill	—	248,604	400,278	—	648,882
Intangible assets, less accumulated amortization	—	54,019	100,767	—	154,786
Investment in subsidiaries	923,888	647,642	—	(1,571,530)	—
Other long-lived assets	7,709	5,547	45,540	—	58,796

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,037	$59,073	$128,908	$—	$190,018
Accrued liabilities	12,381	64,153	83,495	—	160,029
Current maturities of long-term debt	110,000	—	—	—	110,000

Total current liabilities	124,418	123,226	212,403	—	460,047

Long-term debt	350,000	—	—	—	350,000
Postretirement benefits	—	15,486	82,598	—	98,084
Deferred income taxes	—	41,932	36,208	—	78,140
Other long-term liabilities	5,250	2,597	2,068	—	9,915
Intercompany accounts	(79,093)	(246,038)	325,131	—	—
Total stockholders’ equity	533,008	1,384,515	726,670	(1,571,530)	1,072,663

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 28, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$261,358	$315,661	$(56,525)	$520,494
Cost of sales	—	(187,941)	(235,426)	56,525	(366,842)

Gross profit	—	73,417	80,235	—	153,652
Selling, general and administrative expenses	(142)	(38,510)	(46,497)	—	(85,149)
Research and development	—	(6,532)	(9,355)	—	(15,887)
Amortization of intangibles	—	(2,072)	(2,053)		(4,125)
Asset impairment	—	(753)	—		(753)

Operating income (loss)	(142)	25,550	22,330	—	47,738
Interest expense	(8,719)	52	(4)	—	(8,671)
Interest income	—	141	1,085	—	1,226
Other income	—	—	813	—	813
Intercompany income (expense)	3,043	(8,093)	5,050	—	—
Income (loss) from equity investment in subsidiaries	35,434	22,863	—	(58,297)	—

Income (loss) before taxes	29,616	40,513	29,274	(58,297)	41,106
Income tax benefit (expense)	2,037	(5,079)	(6,411)	—	(9,453)

Net income (loss)	$31,653	$35,434	$22,863	$(58,297)	$31,653

	Three Months Ended September 23, 2007
			Non-
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$278,254	$348,511	$(65,154)	$561,611
Cost of sales	—	(207,565)	(261,503)	65,154	(403,914)

Gross profit	—	70,689	87,008	—	157,697
Selling, general and administrative expenses	(277)	(38,405)	(46,885)	—	(85,567)
Research and development	—	(145)	(5,359)		(5,504)
Amortization of intangibles		(563)	(2,122)		(2,685)
Gain on sale of assets	—	716	7,840	—	8,556

Operating income (loss)	(277)	32,292	40,482	—	72,497
Interest expense	(8,052)	344	147	—	(7,561)
Interest income	—	214	589	—	803
Intercompany income (expense)	4,354	(1,952)	(2,402)	—	—
Income (loss) from equity investment in subsidiaries	52,000	34,191	—	(86,191)	—
Other income	—	—	581	—	581

Income (loss) from continuing operations before taxes	48,025	65,089	39,397	(86,191)	66,320
Income tax benefit (expense)	1,391	(13,089)	(5,206)	—	(16,904)

Net income (loss)	$49,416	$52,000	$34,191	$(86,191)	$49,416

	Nine Months Ended September 28, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$757,584	$994,485	$(163,446)	$1,588,623
Cost of sales	—	(546,661)	(739,466)	163,446	(1,122,681)

Gross profit	—	210,923	255,019	—	465,942
Selling, general and administrative expenses	(175)	(117,139)	(149,911)	—	(267,225)
Research and development	—	(9,895)	(26,156)	—	(36,051)
Amortization of intangibles	—	(3,049)	(6,237)	—	(9,286)
Loss on sale of assets	—	—	(884)	—	(884)
Asset impairment	—	(12,302)	—	—	(12,302)

Operating income (loss)	(175)	68,538	71,831	—	140,194
Interest expense	(25,164)	91	(1,945)	—	(27,018)
Interest income	—	328	3,730	—	4,058
Other income	—	—	3,967	—	3,967
Intercompany income (expense)	9,895	(17,378)	7,483	—	—
Income (loss) from equity investment in subsidiaries	96,405	60,539	—	(156,944)	—

Income (loss) before taxes	80,961	112,118	85,066	(156,944)	121,201
Income tax benefit (expense)	6,062	(15,713)	(24,527)	—	(34,178)

Net income (loss)	$87,023	$96,405	$60,539	$(156,944)	$87,023

	Nine Months Ended September 23, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$777,000	$849,311	$(178,054)	$1,448,257
Cost of sales	—	(571,741)	(654,984)	178,054	(1,048,671)

Gross profit	—	205,259	194,327	—	399,586
Selling, general and administrative expenses	(692)	(111,211)	(112,192)	—	(224,095)
Research and development		(437)	(10,339)		(10,776)
Amortization of intangibles	—	(1,676)	(6,859)		(8,535)
Gain on sale of assets	—	716	7,840	—	8,556
Asset impairment	—	—	(3,262)	—	(3,262)

Operating income (loss)	(692)	92,651	69,515	—	161,474
Interest expense	(18,580)	(26)	(163)	—	(18,769)
Interest income	—	2,740	2,546	—	5,286
Intercompany income (expense)	10,434	(4,296)	(6,138)	—	—
Income (loss) from equity investment in subsidiaries	107,278	54,059	—	(161,337)	—
Other income (expense)	—	(2,016)	1,152	—	(864)

Income (loss) from continuing operations before taxes	98,440	143,112	66,912	(161,337)	147,127
Income tax benefit (expense)	3,094	(35,834)	(12,853)	—	(45,593)

Net income (loss)	$101,534	$107,278	$54,059	$(161,337)	$101,534

Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 28, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$204,132	$(100,682)	$24,417	$—	$127,867

Cash flows from investing activities:
Cash used to invest in and acquire businesses	(136,028)	—	(8,597)	—	(144,625)
Proceeds from disposal of tangible assets	—	269	40,219	—	40,488
Capital expenditures	—	(10,941)	(21,480)	—	(32,421)

Net cash provided by (used for) investing activities	(136,028)	(10,672)	10,142	—	(136,558)

Cash flows from financing activities:
Proceeds from exercises of stock options	5,957	—	—	—	5,957
Excess tax benefits related to share-based compensation	1,297	—	—	—	1,297
Payments under share repurchase program	(68,336)	—	—	—	(68,336)
Cash dividends paid	(6,616)	—	—	—	(6,616)
Borrowings under credit arrangements	240,000	—	—	—	240,000
Payments under borrowing arrangements	(110,000)	—	—	—	(110,000)
Intercompany capital contributions	(130,242)	130,242	—	—	—

Net cash provided by (used for) financing activities	(67,940)	130,242	—	—	62,302

Effect of currency exchange rate changes on cash and cash equivalents	—	—	1,864	—	1,864

Increase in cash and cash equivalents	164	18,888	36,423	—	55,475
Cash and cash equivalents, beginning of period	—	13,947	146,017	—	159,964

Cash and cash equivalents, end of period	$164	$32,835	$182,440	$—	$215,439

	Nine Months Ended September 23, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(244,085)	$233,384	$179,017	$—	$168,316

Cash flows from investing activities:
Cash used to invest in and acquire businesses	—	—	(588,426)	—	(588,426)
Proceeds from disposal of tangible assets	—	10,940	13,116	—	24,056
Capital expenditures	—	(28,481)	(13,002)	—	(41,483)

Net cash used for investing activities	—	(17,541)	(588,312)	—	(605,853)

Cash flows from financing activities:
Proceeds from exercises of stock options	29,132	—	—	—	29,132
Excess tax benefits related to share-based compensation	7,041	—	—	—	7,041
Payments under share repurchase program	(10,626)	—	—	—	(10,626)
Cash dividends paid	(6,750)	—	—	—	(6,750)
Debt issuance costs	(10,212)	—	—	—	(10,212)
Borrowings under credit arrangements	546,000	—	—	—	546,000
Payments under borrowing arrangements	(196,000)	(62,000)	—	—	(258,000)
Intercompany capital contributions	(114,500)	(266,881)	381,381	—	—

Net cash provided by (used for) financing activities	244,085	(328,881)	381,381	—	296,585

Effect of currency exchange rate changes on cash and cash equivalents	—	—	7,125	—	7,125

Decrease in cash and cash equivalents	—	(113,038)	(20,789)	—	(133,827)
Cash and cash equivalents, beginning of period	—	136,613	117,538	—	254,151

Cash and cash equivalents, end of period	$—	$23,575	$96,749	$—	$120,324

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
Capitalization
In 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. During the nine months ended September 28, 2008, we completed the share repurchase program and repurchased 1,753,794 shares of our common stock at an aggregate cost of $68.3 million, an average price per share of $38.96. From the inception of the share repurchase program in August 2007 through its completion, we repurchased a total of 2,430,594 shares of our common stock at an aggregate cost of $100.0 million, an average price per share of $41.14.
On July 14, 2008, we called all of our convertible subordinated debentures for redemption as of July 31, 2008. As a result of the call for redemption, holders of the debentures had the option to convert each $1,000 principal amount of their debentures and receive value in a combination of cash and shares equal to 56.8246 shares of Belden’s common stock (a conversion price of $17.598). All holders of the debentures elected to convert their debentures. We completed the conversion on August 29, 2008 and paid $110.0 million in cash and issued 3,343,509 shares of common stock. We financed the cash portion of the conversion through borrowings under our senior secured credit facility.
Acquisition
On July 16, 2008, we acquired Trapeze for cash of $136.0 million, including transaction costs. We financed the total purchase price with borrowings under our revolving credit facility. California-based Trapeze is a provider of wireless local area networking equipment. The acquisition of Trapeze improves our ability to provide a full complement of signal transmission solutions including wireless systems. The results of operations of Trapeze have been included in our results of operations from July 16, 2008. Trapeze is reported as a separate operating segment disclosed as the Wireless segment.
Restructuring Activities
In 2008, we finalized certain plans to realign part of our EMEA operations in order to consolidate manufacturing capacity. We recognized $28.9 million of restructuring costs related to these realignment plans, including $23.9 million that was accounted for through purchase accounting and $5.0 million that was charged to the statement of operations. We do not expect to recognize additional costs related to this prior year restructuring activity.

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
We continuously review our business strategies and evaluate potential restructuring actions. This could result in additional restructuring costs in future periods. We also evaluate goodwill and other intangible assets not subject to amortization for impairment at least once a year. This evaluation, which is typically performed in the fourth quarter, may result in future impairment charges.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At September 28, 2008, the total unrecognized compensation cost related to all nonvested awards was $21.3 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Adoption of Recent Accounting Pronouncements
Discussion regarding our adoption of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the nine months ended September 28, 2008:
•	We did not change any of our existing critical accounting policies from those listed in our 2007 Annual Report on Form 10-K except for expanding our revenue recognition policy for the acquisition of Trapeze, which is included in Note 1 to the Consolidated Financial Statements herein;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%	Nine Months Ended		%
	September 28, 2008	September 23, 2007	Change	September 28, 2008	September 23, 2007	Change
	(in thousands, except percentages)
Revenues	$520,494	$561,611	-7.3%	$1,588,623	$1,448,257	9.7%
Gross profit	153,652	157,697	-2.6%	465,942	399,586	16.6%
Selling, general and administrative expenses	85,149	85,567	-0.5%	267,225	224,095	19.2%
Research and development	15,887	5,504	188.6%	36,051	10,776	234.5%
Operating income	47,738	72,497	-34.2%	140,194	161,474	-13.2%
Income before taxes	41,106	66,320	-38.0%	121,201	147,127	-17.6%
Net income	31,653	49,416	-35.9%	87,023	101,534	-14.3%
Revenues decreased in the three-month period ended September 28, 2008 from the comparable period in 2007 primarily for the following reasons:
•	Lower volume contributed approximately 11 percentage points to the revenue decrease. All segments experienced lower volume due to the weakening global economy.

•	Favorable currency translation partially offset the decrease in volume and contributed approximately 3 percentage points to the change in revenue.
Revenues increased in the nine-month period ended September 28, 2008 from the comparable period in 2007 primarily for the following reasons:
•	Acquired revenues from LTK, Hirschmann, Lumberg, and Trapeze contributed approximately 13 percentage points to the revenue increase.

•	Favorable currency translation contributed approximately 4 percentage points to the revenue increase.

•	Lower volume partially offset the increases above and represented approximately 7 percentage points of the change in revenue. All segments experienced lower volume with the greatest impact coming from the Belden Americas and Specialty Products segments due to weak demand experienced throughout the year in North America.
Gross profit decreased in the three-month period ended September 28, 2008 from the comparable period in 2007 due to the decrease in revenue as discussed above. Conversely, gross profit increased in the nine-month period due to the increase in revenues. Gross profit margin increased in both periods due to improved product mix that resulted from deemphasizing certain lower-margin products as part of our product portfolio management initiatives and cost reductions from our efforts in lean enterprise and manufacturing footprint initiatives.
Selling, general and administrative (SG&A) expenses remained relatively consistent in the three-month period ended September 28, 2008 from the comparable period in 2007. However, SG&A expenses in the current year quarter include $5.2 million of expenses due to the acquisition of Trapeze and $3.8 million of currency translation expense due to the strength of the euro year over year. Excluding the impact of these items, SG&A expenses for the current year quarter decreased by approximately 11%.

SG&A expenses increased in the nine-month period ended September 28, 2008 primarily for the following reasons:
•	We incurred expenses for an additional quarter in 2008 from the prior year acquisitions and current year acquisition, which contributed in total $36.8 million to the SG&A increase.

•	We recognized $8.1 million more severance and other restructuring costs in the nine-month period ended September 28, 2008 compared to the same period of 2007. Costs recognized in 2008 primarily related to the voluntary separation program and EMEA restructuring.
Research and development costs increased in the three- and nine-month periods ended September 28, 2008. These increases are primarily due to the prior year acquisitions, all of which have increased their research and development spending year over year as we continue to invest in new product development.
In the third quarter of 2008, we recognized an impairment loss of $0.8 million related to our North American manufacturing restructuring. In the first quarter of 2008, we recognized an impairment loss of $7.3 million due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized an impairment loss of $4.2 million in the first quarter of 2008 related to our decision to consolidate capacity and dispose of excess machinery and equipment.
The effective tax rate was lower in the three- and nine-month periods ended September 28, 2008 from the comparable periods in 2007 due to the geographic mix of pretax income and a decrease in deferred tax asset valuation allowances, partially offset by a discrete tax charge resulting from the enactment of tax rate changes affecting certain foreign subsidiaries. Our effective tax rate in future periods will be dependent upon the geographic mix of taxable income and changes in our deferred tax asset valuation allowances related to our ability to use our net operating loss carryforwards.
Belden Americas Segment

	Three Months Ended		%	Nine Months Ended		%
	September 28, 2008	September 23, 2007	Change	September 28, 2008	September 23, 2007	Change
	(in thousands, except percentages)
Total revenues	$220,123	$249,694	-11.8%	$645,696	$687,427	-6.1%
Operating income	46,318	44,929	3.1%	117,882	121,590	-3.0%
as a percent of total revenues	21.0%	18.0%		18.3%	17.7%
Belden Americas total revenues, which include affiliate revenues, decreased in the three- and nine-month periods ended September 28, 2008 from the comparable periods in 2007 primarily due to lower volume across most product lines. Lower demand in the United States contributed to the lower volume as approximately 75% of the segment’s external customer revenues are generated from customers located in the United States. The lower volume was partially offset by higher selling prices and favorable currency translation from Canadian sales, which in total increased revenues by $3.1 million and $23.5 million in the three- and nine-month periods ended September 28, 2008, respectively. Despite the decreases in revenues, operating margins increased in the three- and nine-month periods ended September 28, 2008 from the comparable periods in 2007 due to manufacturing cost savings resulting from the successful execution of our regional manufacturing strategy.

Specialty Products Segment

	Three Months Ended		%	Nine Months Ended		%
	September 28, 2008	September 23, 2007	Change	September 28, 2008	September 23, 2007	Change
	(in thousands, except percentages)
Total revenues	$72,391	$87,034	-16.8%	$222,058	$243,905	-9.0%
Operating income	7,107	14,557	-51.2%	10,196	40,962	-75.1%
as a percent of total revenues	9.8%	16.7%		4.6%	16.8%
Specialty Products total revenues, which include affiliate revenues, decreased in the three- and nine-month periods ended September 28, 2008 from the comparable periods in 2007 due to lower affiliate sales and lower external customer volume. In the prior year, more of the capacity in the Specialty Products segment was used to meet customer demand primarily in the Belden Americas segment. Due to the lower demand in North America in 2008, affiliate sales to the Belden Americas segment decreased as well as external customer volume. Operating income decreased in the three- and nine-month periods ended September 28, 2008 from the comparable periods in 2007 due to the decreases in revenues and certain non-recurring charges. In the third quarter of 2008, the Specialty Products segment incurred an asset impairment charge and other restructuring charges totaling $0.9 million related to our North American manufacturing restructuring. In the nine-month period ended September 28, 2008, the segment recognized asset impairment charges totaling $11.9 million and other restructuring charges of $4.7 million. The asset impairment charges are due to the decisions to close our Connecticut facility, consolidate capacity, and dispose of excess machinery and equipment. Operating margins decreased in the three- and nine-month periods ended September 28, 2008 from the comparable periods in 2007 primarily due to the non-recurring charges discussed above and the impact of fixed operating costs coupled with the decreases in revenues.
Wireless Segment

	Three Months Ended		%	Nine Months Ended		%
	September 28, 2008	September 23, 2007	Change	September 28, 2008	September 23, 2007	Change
	(in thousands, except percentages)
Total revenues	$7,830	$—	n/a	$7,830	$—	n/a
Operating loss	(8,784)	—	n/a	(8,784)	—	n/a
as a percent of total revenues	-112.2%	n/a		-112.2%	n/a
Wireless total revenues, which include affiliate revenues, were $7.8 million for the three- and nine-month periods ended September 28, 2008. The Wireless segment consists of Trapeze, which we acquired on July 16, 2008. Sales from our Wireless segment often involve multiple elements in which the entire fee is deferred and recognized ratably over the period related to the last delivered element. As of September 28, 2008, total deferred revenue and deferred cost of sales were $10.7 million and $3.5 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to three years. The change in the deferred revenue and deferred cost of sales balances is as follows (in thousands):

	Deferred	Deferred Cost
	Revenue	of Sales	Net
Balance, July 16, 2008	$2,000	$244	$1,756
Balance, September 28, 2008	10,721	3,544	7,177

Increase	$8,721	$3,300	$5,421

Operating loss for the three- and nine-month periods ended September 28, 2008 was $8.8 million. Included in this operating loss is $2.1 million of nonrecurring expenses from the effects of purchase accounting, consisting of in-process research and development charges of $1.5 million, amortization of the sales backlog intangible of $0.4 million, and inventory cost step-up of $0.2 million. The operating loss also includes $1.2 million of recurring amortization expenses from the effects of puchase accounting.
EMEA Segment

	Three Months Ended		%	Nine Months Ended		%
	September 28, 2008	September 23, 2007	Change	September 28, 2008	September 23, 2007	Change
		(in thousands, except percentages)
Total revenues	$168,939	$179,099	-5.7%	$564,462	$445,127	26.8%
Operating income	12,976	23,627	-45.1%	56,203	33,382	68.4%
as a percent of total revenues	7.7%	13.2%		10.0%	7.5%
EMEA total revenues, which include affiliate revenues, decreased in the three-month period ended September 28, 2008 from the comparable period in 2007 due to several factors. Lower volume, primarily in the industrial market, contributed $13.6 million to the revenue decrease, and lower selling prices contributed $0.9 million. The decrease also included lower affiliate sales of $2.7 million and $6.5 million of lost revenues from the disposal of our assembly and telecommunications cable operations in the Czech Republic. These revenue decreases were partially offset by $13.5 million of favorable foreign currency translation as the euro strengthened against the U.S. dollar year over year.
EMEA total revenues increased in the nine-month period ended September 28, 2008 from the comparable period in 2007 due to several factors. Acquired revenues from the 2007 acquisitions contributed $109.9 million to the revenue increase and favorable foreign currency translation contributed $43.9 million. Acquired revenues represent Hirschmann’s revenues from the first quarter of 2008 and Lumberg Automation’s revenues from January through April 2008. These revenue increases were partially offset by $34.1 million of lost revenues from the disposal of our assembly and telecommunications cable operations in the Czech Republic. Changes in volume and selling prices had a minimal impact on the revenue change.
Operating income decreased in the three-month period ended September 28, 2008 primarily due to the $7.8 million gain recognized in the prior year on the disposal of our telecommunications cable operations in the Czech Republic. The remaining decrease was primarily a result of lower revenues as discussed above.
Operating income increased in the nine-month period ended September 28, 2008 primarily due to the acquisitions of Hirschmann and Lumberg Automation, which accounted for $37.5 million of the operating income increase including integration costs. Operating income for the other EMEA businesses decreased $14.7 million due primarily to $3.9 million of lost income from the disposal of our assembly and telecommunications cable operations in the Czech Republic and the related $7.8 million gain recognized in 2007.

Asia Pacific Segment

	Three Months Ended		%	Nine Months Ended		%
	September 28, 2008	September 23, 2007	Change	September 28, 2008	September 23, 2007	Change
	(in thousands, except percentages)
Total revenues	$89,249	$97,583	-8.5%	$274,236	$196,673	39.4%
Operating income	8,843	10,276	-13.9%	29,054	18,596	56.2%
as a percent of total revenues	9.9%	10.5%		10.6%	9.5%
Asia Pacific total revenues decreased in the three-month period ended September 28, 2008 from the comparable period of 2007 primarily due to lower volume, which resulted from the weakening global economic environment and our strategic initiative in product portfolio management at LTK. Asia Pacific total revenues increased in the nine-month period ended September 28, 2008 from the comparable period of 2007 primarily due to $66.0 million of acquired revenues and $8.3 million from favorable foreign currency translation. Changes in volume and selling prices had a minimal impact on the revenue change as increases in revenues from Belden branded products were offset by decreases in revenues from LTK products. Acquired revenues represent LTK’s revenues from the first quarter of 2008.
Operating income decreased in the three-month period ended September 28, 2008 primarily due to the decrease in revenues as discussed above. Operating income margin decreased as the improvement in gross profit margin that resulted from our product portfolio actions were more than offset by the decrease in revenues. Operating income increased in the nine-month period ended September 28, 2008 primarily due to the acquisition of LTK, which accounted for $5.5 million of the operating income increase including integration costs. The remaining increase in operating income was primarily due to increases in revenues from Belden branded products.
Finance and Administration

	Three Months Ended		%	Nine Months Ended		%
	September 28, 2008	September 23, 2007	Change	September 28, 2008	September 23, 2007	Change
	(in thousands, except percentages)
Total expenses	$(10,824)	$(10,680)	1.3%	$(37,047)	$(29,872)	24.0%
Finance and Administration total expenses remained relatively consistent in the three-month period ended September 28, 2008 from the comparable period in 2007. Finance and Administration total expenses increased in the nine-month period ended September 28, 2008 from the comparable period in 2007 due to a $2.3 million increase in salaries, wages and benefits. This $2.3 million increase includes an increase in share-based compensation expense of $1.1 million, which is due to the incremental expense associated with the annual grant of equity awards made each February. The remaining increase in salaries, wages and benefits resulted from additional headcount needed to support our lean and go-to-market initiatives. Total expenses also increased due to a $3.3 million increase in various consulting, advisory, and other professional fees including costs related to information technology initiatives.
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
The following table is derived from our Consolidated Cash Flow Statements:

	Nine Months Ended
	September 28, 2008	September 23, 2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$127,867	$168,316
Investing activities	(136,558)	(605,853)
Financing activities	62,302	296,585
Effects of foreign currency exchange rate changes on cash and cash equivalents	1,864	7,125

Increase (decrease) in cash and cash equivalents	55,475	(133,827)
Cash and cash equivalents, beginning of period	159,964	254,151

Cash and cash equivalents, end of period	$215,439	$120,324

Net cash provided by operating activities, a key source of our liquidity, decreased by $40.4 million in the nine-month period ended September 28, 2008 from the comparable period in 2007 primarily due to a decrease in income and an unfavorable change in operating assets and liabilities. The unfavorable change in operating assets and liabilities is primarily driven by a decrease in accrued liabilities in the first nine months of 2008 that resulted from payments made for employment-related liabilities and accrued rebates. The unfavorable change in accrued liabilities was partially offset by an improvement in the change in accounts receivable as days sales outstanding in receivables (defined as receivables divided by average daily revenues recognized during the period) declined to 67 days at September 28, 2008 compared to 70 days at September 23, 2007.
Net cash used in investing activities totaled $136.6 million in the first nine months of 2008 compared to $605.9 million in the first nine months of 2007. Investing activities in the first nine months of 2008 primarily related to payments for the acquisition of Trapeze and capital expenditures that include the construction of a new manufacturing facility in China partially offset by proceeds from the sales of assets including sales of certain real estate in Mexico and our telecommunications cable operations in the Czech Republic. Investing activities in the first nine months of 2007 primarily related to payments for the acquisitions of Hirschmann, LTK, and Lumberg Automation and capital expenditures that included the construction of a new manufacturing facility in Mexico partially offset by proceeds from the sales of assets including sales of plants in Illinois, South Carolina and Vermont. Planned capital expenditures for 2008 include the completion of construction of a new manufacturing facility in China. We anticipate that our capital expenditures will be funded with available cash.
Net cash provided by financing activities in the first nine months of 2008 totaled $62.3 million compared to $296.6 million in the first nine months of 2007. Financing activities in the first nine months of 2008 primarily related to $240.0 million of borrowings under our senior secured credit facility to fund the acquisition of Trapeze and pay the $110.0 million of principal on our convertible subordinated debentures that were redeemed. We also repurchased $68.3 million of our common stock. Financing activities in the first nine months of 2007 primarily related to $350.0 million of cash received from the issuance of 7.0% senior subordinated notes partially offset by the redemption of our medium-term notes for $62.0 million.

Our outstanding debt obligations as of September 28, 2008 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $240.0 million of outstanding borrowings under our senior secured credit facility, which matures in 2011 and has a variable interest rate based on LIBOR or the prime rate. As of September 28, 2008, we had $103.3 million in available borrowing capacity under our senior secured credit facility.
The recent deterioration of the securities markets has decreased the value of the assets included in the Company’s defined benefit pension plans, the effect of which, in accordance with generally accepted accounting principles, has not yet been reflected in the accompanying consolidated financial statements as of and for the nine months ended September 28, 2008. Should the fair value of the pension plans’ assets remain at current levels, future total pension costs could increase and additional cash contributions may be required.
Forward-Looking Statements
Statements in this report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and assumptions. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Some of the factors that may cause actual results to differ from our expectations include:
•	Demand and acceptance of our products by customers and end users;

•	Worldwide economic conditions, which could impact demand for our products;

•	Changes in the cost and availability of raw materials (specifically, copper, commodities derived from petrochemical feedstocks, and other materials);

•	The degree to which we will be able to respond to raw materials cost fluctuations through the pricing of our products;

•	Our ability to meet customer demand successfully as we also reduce working capital;

•	Our ability to implement successfully our announced restructuring plans (for which we may incur additional costs);

•	Our ability to integrate successfully acquired businesses;

•	The availability of credit for our customers and distributors;

•	The current global economic slowdown may adversely impact our results;

•	Turbulence in financial markets may increase our borrowing costs; and

•	Other factors noted in this report and our other Securities Exchange Act of 1934 filings.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, about 125 of which we were aware at October 29, 2008, in which we are one of many defendants, 3 of which are scheduled for trial during 2008. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through October 29, 2008, we have been dismissed, or reached agreement to be dismissed, in approximately 255 similar cases without any going to trial, and with only 26 of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2007 Annual Report on Form 10-K.
Item 6: Exhibits
Exhibits

Exhibit 10.1	Managing Director Employment Contract Amendment No. 1 with Dr. Wolfgang Babel.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.
Date: November 7, 2008	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 7, 2008	By:	/s/ Gray G. Benoist
Gray G. Benoist
Vice President, Finance and Chief Financial Officer

Date: November 7, 2008	By:	/s/ John S. Norman
John S. Norman
Controller and Chief Accounting Officer