Form 10-K
period 2008-12-31
BELDEN INC.
filed 2009-02-27
CIK 913142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-12561
BELDEN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3601505
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7733 Forsyth Boulevard
Suite 800 St. Louis, Missouri 63105
(Address of Principal Executive Offices and Zip Code)

(314) 854-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value Preferred Stock Purchase Rights	The New York Stock Exchange The New York Stock Exchange

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

At June 27, 2008, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $1,459,262,301 based on the closing price ($34.09) of such stock on such date.

There were 46,568,676 shares of registrant’s Common Stock outstanding on February 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2008 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Form 10-K
Item No.	Name of Item	Page

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

Part II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	17
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A.	Controls and Procedures	82
Item 9B.	Other Information	84

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	84
Item 11.	Executive Compensation	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence	84
Item 14.	Principal Accountant Fees and Services	84

Part IV
Item 15.	Exhibits and Financial Statement Schedules	84
Signatures		89
Index to Exhibits		91
EX-10.16
EX-10.17
EX-10.18
EX-10.22
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.45
EX-12.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Belden Inc. is a Delaware corporation incorporated in 1988. The Company reports in five segments: the Belden Americas segment, the Specialty Products segment, the Wireless segment, the Europe, Middle East and Africa (EMEA) segment and the Asia Pacific segment. Financial information about the Company’s five operating segments appears in Note 4 to the Consolidated Financial Statements.

In July 2008, Belden acquired Trapeze Networks, Inc. During 2007, Belden completed three acquisitions: Hirschmann Automation and Control GmbH, LTK Wiring Co. Ltd. and Lumberg Automation Components. For more information regarding these acquisitions, see Note 3 to the Consolidated Financial Statements.

As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company” and “we” refer to Belden Inc. and its subsidiaries as a whole.

Products

Belden produces and sells cables, connectors, active connectivity products, and wireless products.

We have thousands of different cable products, including:

•	Copper cables, including shielded and unshielded twisted pair cables, coaxial cables, stranded cables, and ribbon cables

•	Fiber optic cables, which transmit light signals through glass or plastic fibers

•	Composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation

We produce and sell connectors primarily for industrial and data networking applications. Connectors are also sold as part of end-to-end structured cabling solutions.

Active connectivity products include Industrial Ethernet switches and related equipment, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, and load-moment indicators for mobile cranes and other load-bearing equipment.

Our wireless products include a suite of wireless local area network products for use in a variety of markets including the healthcare, education, and enterprise markets.

Markets and Products, Belden Americas Segment

The Belden Americas segment designs, manufactures and markets all of our various cable product types (as described above under “Products”) for use in the following principal markets: industrial; audio and video; security; networking; and communications. The segment also designs, manufactures and markets connectivity, cable management products and cabinetry for the enterprise market, and tubing and sleeving products. This segment contributed approximately 38%, 43%, and 55% of our consolidated revenues in 2008, 2007, and 2006, respectively.

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

In the networking market, we supply structured cabling solutions for the electronic and optical transmission of data, voice, and video over local and wide area networks. End-use applications are hospitals, financial institutions, government, service providers, transportation, data centers, manufacturing, industrial, education, and enterprise customers. Products for this market include high-performance copper cables (including 10-gigabit Ethernet technologies over copper), fiber optic cables, connectors, wiring racks, panels, interconnecting hardware, intelligent patching devices, and cable management solutions for complete end-to-end network structured wiring systems. Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.

In the communications market, we manufacture flexible, copper-clad coaxial cable for high-speed transmission of voice, data and video (broadband), used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. These cables are sold primarily through distributors.

Markets and Products, Specialty Products Segment

The Specialty Products segment designs, manufactures and markets a wide variety of our cable products for use principally in the networking, transportation and defense, sound and security, and industrial markets. This segment contributed approximately 11%, 12%, and 17% of our consolidated revenues in 2008, 2007, and 2006, respectively.

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

In the transportation and defense market, we provide specialized cables for use in commercial and military aircraft, including cables for fly-by-wire systems, fuel systems, and in-flight entertainment systems. Some of these products withstand extreme temperatures (up to 2000° F), are highly flexible, or are highly resistant to abrasion. We work with OEMs to have our products specified on aircraft systems and sell either directly to the OEMs or to specialized distributors or subassemblers. For the automotive market, we supply specialized cables for oxygen sensors in catalytic converters. Other high-temperature cable products are applied in industrial sensors and communication technology. These automotive and other cables are sold primarily through distributors.

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

Markets and Products, Wireless Segment

The Wireless segment designs, manufactures and markets a suite of wireless local area network (WLAN) products for use in a variety of markets, principally in the healthcare and education markets, as well as the retail, manufacturing, logistics, financial, government, hospitality, and enterprise markets. The Wireless segment consists of Trapeze Networks, Inc. (Trapeze), which we acquired on July 16, 2008. This segment represented less than 1% of our consolidated revenues in 2008.

Under the Trapeze Networks brand, we offer a broad variety of indoor and outdoor WLAN products and provide services associated with these products and their use. Trapeze has developed an innovative new WLAN architecture called Smart Mobile®. Smart Mobile® introduced “intelligent switching,” which combines the advantages of both centralized and distributed approaches to networking. As a result, Smart Mobile® allows organizations to adopt high-performance 802.11n networks, deliver high-quality voice for hundreds of users, and scale their WLANs across the enterprise indoors and outdoors, without compromising security or manageability and without having to upgrade their existing switching or WLAN controller infrastructures. Trapeze’s products include Trapeze Networks Mobility System Software®, a full line of Mobility Exchange® controllers, Mobility Point® access points, our advanced access control product, SmartPass®, the RingMaster® wireless management suite, antennas and accessories and location-based software and appliances.

The Wireless segment sells and licenses its products primarily through distributors and value added resellers worldwide. In addition, the Wireless segment also sells and licenses its products through OEM partners who market the products and technology under their own brand name. The Wireless segment has thousands of direct and OEM (indirect) customers globally, including many large enterprises, numerous government agencies, schools, universities and hospitals.

Markets and Products, EMEA Segment

In addition to EMEA’s cable operations, the segment includes the global operations of the Hirschmann and Lumberg Automation businesses acquired on March 26, 2007 and April 30, 2007, respectively. This segment contributed approximately 34%, 30%, and 24% of our consolidated revenues in 2008, 2007, and 2006, respectively.

We design, manufacture and market Industrial Ethernet switches and related equipment, both rail-mounted and rack-mounted, for factory automation, power generation and distribution, process automation, and large-scale infrastructure projects such as bridges, wind farms and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. We also design, manufacture and market fiber optic interfaces and media converters used to bridge fieldbus networks over long distances. In addition, we design, manufacture and market a broad range of industrial connectors for sensors and actuators, cord-sets, distribution boxes and fieldbus communications. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment. We also design, manufacture and market load-moment indicators. Our switches, communications equipment, connectors and load-moment indicators are sold directly to industrial equipment OEMs and through a network of distributors and system integrators.

In the segment’s cable operations, we design, manufacture and market our cable, enterprise connectivity, and other products primarily to customers in Europe, the Middle East, and Africa for use in the industrial, networking, communications, audio and video, and security markets (as such markets are described with respect to the Belden Americas segment above), through distributors and to OEMs. We also market copper-based CATV trunk distribution cables that meet local specifications of cable TV system operators.

In 2006 we sold a copper telecom cable business in the United Kingdom, and in 2007 we completed our global exit from the outside plant telecom cable business with the sale of our Czech cable operation. In 2008 we sold our Czech cable assembly operation.

Markets and Products, Asia Pacific Segment

The Asia Pacific segment includes the operations of LTK Wiring Co. Ltd. acquired on March 27, 2007, in addition to its Belden cable business. This segment contributed approximately 17%, 15%, and 4% of our consolidated revenues in 2008, 2007, and 2006, respectively.

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

Customers

As discussed above, we sell to distributors and directly to OEMs and installers of equipment and systems. Sales to the distributor Anixter International Inc. represented approximately 16% of our consolidated revenues in 2008.

We have supply agreements with distributors and with OEM customers in the Americas, Europe, and Asia. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts or for a significant period of time. The loss of one or more large customers or distributors could result in lower total revenues and profits. However, we believe that our relationships with our customers and distributors are satisfactory and that they choose Belden products, among other reasons, due to the breadth of our product offering and the quality and performance characteristics of our products.

There are potential risks in our relationships with distributors. For example, adjustments to inventory levels maintained by distributors (which adjustments may be accelerated through consolidation among distributors) may adversely affect sales. In addition, if the costs of materials used in our products fall and competitive conditions make it necessary for us to reduce our list prices, we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

International Operations

We have manufacturing facilities in Canada, Mexico, China and Europe. During 2008, approximately 58% of Belden’s sales were for customers outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

Changes in the relative value of currencies take place from time to time and their effects on our results of operations may be favorable or unfavorable. In most cases, our revenues and costs are in the same currency, reducing our overall currency risk.

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

Research and Development

We engage in continuing research and development programs, including new and existing product development, testing and analysis, process and equipment development and testing, and compound materials development and testing. Hirschmann, Lumberg Automation, and Trapeze engage in businesses that involve higher levels of research and development because of shorter product life cycles. Therefore, our aggregate research and development expense has risen in proportion to total sales since we acquired these operations in 2007 and 2008. See the Consolidated Statements of Operations for amounts incurred for research and development.

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used to varying degrees by our operating segments, with numerous others for which applications are pending. Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent to be material to the business as a whole. We consider the following trademarks to be of material value to our business: Belden®, Alphatm, Mohawk®, West Penn Wire/CDT®, Hirschmann®, Lumberg Automationtm, LTKtm, and Trapeze®.

Raw Materials

The principal raw material used in many of our products is copper. Other materials that we purchase in large quantities include fluorinated ethylene-propylene (both Teflon® and other FEP), polyvinyl chloride (PVC), polyethylene, aluminum-clad steel and copper-clad steel conductors, other metals, optical fiber, printed circuit boards, and electronic components. With respect to all major raw materials used by us, we generally have either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper prices rose to a 5-year high in July 2008 before falling by 66% by the end of the year. Prices for materials such as PVC and other plastics derived from petrochemical feedstocks have also fluctuated along with the price of oil. Since Belden utilizes the first in, first out inventory costing methodology, the impact of copper and other raw material cost changes on our cost of goods sold is delayed by approximately two months based on our inventory turns.

When the cost of raw materials increases, we are generally able to recover these costs through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM customer contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months.

Backlog

Our business is characterized generally by short-term order and shipment schedules. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2008, our backlog of orders believed to be firm was $130.1 million compared with $166.6 million at December 31, 2007. The backlog at December 31, 2008 is scheduled to be shipped in 2009.

Environmental Matters

We are subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. We believe that our existing environmental control procedures and accrued liabilities are adequate, and we have no current plans for substantial capital expenditures in this area.

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

Employees

As of December 31, 2008, we had approximately 7,500 employees worldwide. We also utilized about 700 workers under contract manufacturing arrangements. Approximately 1,600 employees are covered by collective bargaining agreements at various locations around the world. We believe that our relationship with our employees is good.

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

Advances in copper cable technologies and data transmission equipment have increased the relative performance of copper solutions. For example, in early 2005 we introduced the Belden System 10-GX for the data networking or enterprise market, providing reliable 10 gigabits-per-second performance over copper conductors. Belden’s System 10-GX accomplishes this using unshielded twisted pair cables and patented connector technology. The finalization in February 2008 of the industry’s 10-gig-over-copper, Category 6A cabling standard and the recent 10GBASE-T product announcements have accelerated the adoption of these higher-capacity copper network solutions.

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

The installation of wireless devices has required the development of new types of wired infrastructure systems. In the future, we expect that wireless communications technology will be an increasingly viable alternative technology to both copper and fiber optic-based systems for certain applications. We believe that problems such as insufficient signal security, susceptibility to interference and jamming, and relatively slow transmission speeds of current systems will gradually be overcome, making the use of wireless technology more acceptable in many markets, including not only office LANs but also industrial and broadcast installations. This is evidenced by the increasing adoption rate of the larger bandwidth 802.11n networks for the purpose of voice, data and video transmission.

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

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to the Corporate Secretary, Belden Inc., 7733 Forsyth Boulevard, Suite 800, St. Louis, MO 63105.

New York Stock Exchange Matters

Pursuant to the New York Stock Exchange (NYSE) listing standards, we submitted a Section 12(a) CEO Certification to the NYSE in 2008. Further, we are herewith filing with the Securities and Exchange Commission (as exhibits hereto), the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Executive Officers

The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 27, 2009. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position

John S. Stroup	42	President, Chief Executive Officer and Director
Wolfgang Babel	51	Executive Vice President, Europe, Middle East and Africa (EMEA) Operations and Global Connector Products
Gray G. Benoist	56	Senior Vice President, Finance and Chief Financial Officer
Steven Biegacki	50	Senior Vice President, Global Sales and Marketing
Kevin L. Bloomfield	57	Senior Vice President, Secretary and General Counsel
Stephen H. Johnson	59	Vice President and Treasurer
Naresh Kumra	38	Executive Vice President, Asia Pacific Operations
John S. Norman	48	Vice President, Controller and Chief Accounting Officer
Cathy O. Staples	58	Senior Vice President, Human Resources
Denis Suggs	43	Executive Vice President, Americas Operations and Global Cable Products

John S. Stroup was appointed President, Chief Executive Officer and member of the Board in October 2005. From 2000 to the date of his appointment with the Company, he was employed by Danaher Corporation, a manufacturer of professional instrumentation, industrial technologies, and tools and components. At Danaher, he initially served as Vice President, Business Development. He was promoted to President of a division of Danaher’s Motion Group and later to Group Executive of the Motion Group. Earlier, he was Vice President of Marketing and General Manager with Scientific Technologies Inc. He has a B.S. in Mechanical Engineering from Northwestern University and an M.B.A. from the University of California at Berkeley Haas School of Business.

Wolfgang Babel was appointed Vice President, Operations, and President, Belden EMEA (title changed as reflected in the above table in February 2009) in February 2008. He joined the Company in September 2007 as Managing Director of Belden Automation, comprising Hirschmann and Lumberg Automation. Prior to joining Belden, he served as Managing Director of Endress + Hauser Gesellschaft fur Mess und Regeltechnik GmbH & Co., KG, in Gerlingen, Germany, designers and manufacturers of measurement equipment and process instrumentation. Previously he held progressively responsible positions with Diehl GmbH & Co. KG, an electronics and munitions company. He has a Doctor of Engineering degree in information technology from the Friedrich Alexander Universität and a Ph.D. in System Theory Mathematics from Columbia Pacific University.

Gray G. Benoist was appointed Vice President, Finance and Chief Financial Officer (title changed as reflected in the above table in February 2009) in August 2006. Mr. Benoist was previously Senior Vice President, Director of Finance of the Networks Segment of Motorola Inc., a $6.3 billion business unit responsible for the global design, manufacturing, and distribution of wireless and wired telecom system solutions. During more than 25 years with Motorola, Mr. Benoist served in senior financial and general management roles across Motorola’s portfolio of businesses, including the Personal Communications Sector, Integrated and Electronic Systems Sector, Multimedia

Group, Wireless Data Group, and Cellular Infrastructure Group. He has a B.S. in Finance & Accounting from Southern Illinois University and an M.B.A. from the University of Chicago.

Steven Biegacki was appointed Vice President, Global Sales and Marketing (title changed as reflected in the above table in February 2009) in March 2008. Mr. Biegacki was previously Vice President, Marketing for Rockwell Automation. At Rockwell, he initially served as DeviceNet Program Manager, was promoted to Business Manager, Automation Networks in 1997, Vice President, Integrated Architecture Commercial Marketing in 1999, Vice President, Components and Power Control Commercial Marketing in 2005. Previously, he was an Automation Systems Architecture Marketing Manager for Allen-Bradley Company. He has a B.S. in Electrical Engineering Technology from ETI Technical College in Cleveland, Ohio.

Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company (title changed as reflected in the above table in February 2009) since July 2004. From August 1993 until July 2004, Mr. Bloomfield was Vice President, Secretary and General Counsel of Belden 1993 Inc. He was Senior Counsel for Cooper Industries, Inc. from February 1987 to July 1993, and had been in Cooper’s Law Department from 1981 to 1993. He has a B.A. in Economics, a J.D. from the University of Cincinnati and an M.B.A. from The Ohio State University.

Stephen H. Johnson has been Treasurer of the Company (title changed as reflected in the above table in February 2009) since July 2004, and was Treasurer of Belden 1993 Inc. from July 2000 to July 2004. From November 2005 until August 2006 he served in the additional capacity of Interim Chief Financial Officer of the Company. He was Vice President, Finance of Belden Electronics from September 1998 through June 2000 and Director, Tax and Assistant Treasurer of Belden 1993 Inc. from October 1993 through August 1998. He was associated with the public accounting firm of Ernst & Young LLP from 1980 through September 1993 and was a partner with that firm since 1989. Mr. Johnson has a B.A. in History from Austin College and a Ph.D. in Philosophy from the University of Texas at Austin. He is a Certified Public Accountant.

Naresh Kumra joined Belden in March 2006 as Vice President of Business Development, and was named Vice President, Operations and President, Asia Pacific (title changed as reflected in the above table in February 2009) in June 2006. From 1999 to 2006, he worked for McKinsey & Company, Inc., a global management consulting firm. From 1991 to 1997, he worked for industrial and electronics businesses of Schlumberger Industries in New Delhi, India, and Poitiers, France. He graduated from the Indian Institute of Technology in Delhi with a B.S. in Computer Science and has an M.B.A. from the Darden School at the University of Virginia in Charlottesville, Virginia.

John S. Norman joined Belden in May 2005 as Controller and was named Chief Accounting Officer (title changed as reflected in the above table in February 2009) in November 2005. He was vice president and controller of Graphic Packaging International Corporation, a paperboard packaging manufacturing company, from 1999 to 2003 and has 17 years experience in public accounting with PricewaterhouseCoopers LLP. Mr. Norman has a B.S. in Accounting from the University of Missouri and is a Certified Public Accountant.

Cathy Odom Staples has been Vice President, Human Resources of the Company (title changed as reflected in the above table in February 2009) since July 2004, and held the same position with Belden 1993 Inc. from May 1997 through July 2004. She was Vice President, Human Resources for Belden Electronics from May 1992 to May 1997. Ms. Staples has a B.S.B.A. in Human Resources from Drake University.

Denis Suggs joined Belden in June 2007 as Vice President, Operations, and President, Belden Americas (title changed as reflected in the above table in February 2009). Prior to joining Belden, he held various senior executive positions at Danaher Corporation, most recently as the President, Portescap and serving as the Chairman of the Board — Portescap International, Portescap Switzerland, Danaher Motion India Private Ltd., and Airpax Company. Mr. Suggs holds a B.S. in Electrical Engineering from North Carolina State University and an M.B.A. from Duke.

Item 1A.	Risk Factors

We make forward-looking statements in this Annual Report on Form 10-K, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Following is a discussion of some of the more significant risks that could materially impact our financial condition, results of operations and cash flows.

The current global recession and the downturn in our served markets could continue to adversely affect our operating results and stock price in a material manner.

The current global downturn has caused declines in product demand, excess customer inventories, and for some products, price erosion. These factors could continue to cause substantial reductions in our revenue and results of operations as evidenced by the 20% sequential decrease in our revenue during the fourth quarter of 2008. In addition, during these downturns, some competitors may become more aggressive in their pricing practices, which could adversely impact our gross margins. These conditions also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Our customers also may face issues gaining timely access to sufficient credit, impairing their ability to pay us, which could have an adverse effect on results of operation if such events cause delays in collection or write-offs of receivables due to customer insolvencies.

Volatility of credit markets could adversely affect our business.

Changes in U.S. and global financial and equity markets, including market disruptions, limited liquidity, and interest rate volatility, may increase our cost of financing as well as the risks of refinancing maturing debt. These conditions could make it more expensive for us to conduct our ongoing operations and may cause us to be unable to pursue or complete acquisitions.

We rely on several key distributors in marketing our products.

The majority of our sales are through distributors. These distributors carry the products of competitors along with our products. Our largest distributor customer, Anixter International Inc., accounted for 16% of our revenue in 2008. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily. In the past, we have seen a few distributors acquired and consolidated. If there were further consolidation of the electronics and cable distributors, this could have an effect on our relationships with these distributors. It could also result in consolidation of distributor inventory, which would temporarily depress our revenue. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. The current global economic downturn raises the potential of our customers incurring financial difficulties (including bankruptcy), which would adversely impact our results of operation as a result of lower customer sales and write-offs of uncollectible accounts receivable.

We may be unable to successfully implement our strategic plan.

Our strategic plan is designed to improve revenues and profitability, reduce costs and improve working capital management. We are taking various measures to achieve these goals, including focusing on higher margin products through product portfolio management, increasing sales to our largest customers and channel partners, increasing our share of the market through organic growth initiatives, adjusting our manufacturing operations by reducing or increasing plant output, acquiring businesses, moving production to low cost regions, expanding our business in emerging markets and recruiting and retaining talented associates. There is a risk that we may not be successful in executing these measures to achieve the expected results. For example, we may be unable to reduce costs to anticipated levels to achieve the benefits from moving to low cost regions, product quality may be adversely impacted as a result of these manufacturing initiatives, and we may not improve revenues because of lower sales of legacy products, lower sales from acquired companies, the inability to capture increased market share, or the inability to acquire businesses to augment revenues.

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

We may encounter difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities that could adversely affect our ability to meet customer demands for our products.

As part of our Lean(1) culture to pursue continuous improvement, we periodically realign manufacturing capacity among our global facilities to reduce costs by improving manufacturing efficiency and to improve our long-term competitive position. The implementation of these initiatives may include significant shifts of production capacity among facilities.

There are significant risks inherent in implementing these initiatives, including that:

•	we have adequate production capacity to meet customer demand while capacity is being shifted among facilities;

•	we can effectively deal with employee issues arising from a plant shut down or reduction in workforce (especially at our European facilities that are typically unionized or require that we consult or obtain approval of representatives of the workforce before taking such action);

•	we maintain product quality as a result of shifting capacity;

•	we can successfully remove, transport and re-install equipment; and

•	we have trained personnel at the new site.

If these initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer and employee relations problems, which could have a material adverse effect on our results of operations.

(1) Lean refers to a business management system that strives to create value for customers and deliver that value to the right place, at the right time, and in the right quantities while reducing or eliminating waste from all processes.

Changes in the price and availability of raw materials we use could be detrimental to our profitability.

Copper is a significant component of the cost of most of our products. Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper rose rapidly in price for much of this period and remains a volatile commodity. Prices of other materials we use, such as PVC and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings will be reduced. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings will be reduced. If the price of copper were to decline, we might be forced to reduce prices, which could have a negative effect on revenue, and we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. We believe the supply of raw materials (copper, plastics, and other materials) is adequate and we do not expect any substantial interruption of supply or shortage of materials. If such a supply interruption or shortage were to occur, however, this could have a negative effect on revenue and earnings.

The global cable, connectivity and wireless industries are highly competitive.

We compete with other manufacturers of cable, wire, connectivity, wireless and related products based in North America, Europe and Asia. These companies compete on price, reputation and quality, product technology and characteristics, and terms. Actions that may be taken by competitors, including pricing, business alliances, new product introductions, and other actions, could have a negative effect on our revenue and profitability.

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

We may experience significant variability in our quarterly and annual effective tax rate.

We have a complex international tax profile and significant net operating losses and other carryforwards. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties and the extent we are able to realize net operating loss and other carryforwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future.

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions determines our effective tax rate. Relatively, more income in higher tax rate jurisdictions or relatively, more losses in lower tax rate jurisdictions would increase our effective tax rate and thus lower our net income. If we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. A significant increase in our effective income tax rate could have a material adverse impact on our results of operations.

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

More than half of our sales are outside the United States. Other than the United States dollar, the principal currencies to which we are exposed through our manufacturing operations and sales are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, and the British pound. In most cases, we have revenues and costs in the same currency, thereby reducing our overall currency risk. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

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

Our strategic plan includes further acquisitions.

Our ability to successfully acquire businesses may decline if the competition among potential buyers increases or the cost of acquiring suitable businesses becomes too expensive. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Our ability to implement our business strategy and grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. We cannot make assurances that we will be able to obtain financing when we need it or on terms acceptable to us.

We may have difficulty integrating the operations of acquired businesses. Should we fail to integrate their operations, our results of operations and profitability could be negatively impacted.

Aside from the challenges of realigning existing operations, we may have difficulty integrating acquired businesses and future acquisitions might not meet our performance expectations. Some of the integration challenges we might face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the acquired operations for compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues and retention of key personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time we have to manage the other businesses. Some of the businesses we acquired or are interested in acquiring involve more complex technology and shorter product life cycles than are typical for Belden, and we might not be able to properly evaluate and develop the technology. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of acquired businesses.

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

If our goodwill or other intangible assets become further impaired, we may be required to recognize charges that would reduce our income.

Under accounting principles generally accepted in the United States, goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. We incurred significant charges in 2008 for the impairment of goodwill and other intangible assets, and we may be required to do so again in future periods, due to the continuing global recession or otherwise. Such a charge would reduce our income without any change to our underlying cash flow.

Our future success depends on our ability to develop and introduce new products.

Our markets are characterized by the introduction of increasingly capable products, including fiber optic and wireless signal transmission solutions that compete with the copper cable solutions that comprise the majority of our revenue. The relative costs and merits of copper cable solutions, fiber optic cable solutions, and wireless solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets. Competing technologies could cause the obsolescence of many of our products. See the discussion above in Part I, Item 1, under Importance of New Products and Product Improvements; Impact of Technological Change; Impact of Acquisitions.

We have defined benefit pension plans that are not fully funded.

We have defined benefit pension plans in the United States, the United Kingdom, Canada and Germany. The cash funding requirements for these plans depends on the financial performance of the funds’ assets, actuarial life expectancies, discount rates and other factors. The fair value of the assets in the plans may be less than the projected benefits owed by us. In most years, we are required to contribute cash to fund the pension plans, and the amount of funding required may vary significantly. Our target asset allocation for the investment of assets for our ongoing pension plans is 42% in debt securities and 58% in equity securities. We expect to contribute more than $20 million to our ongoing pension plans in 2009. Future contributions we may make to fund our ongoing plans may be significant if we continue with our current debt/equity target allocation for these plans in light of the depressed equities market caused by the current economic slowdown. This could have a material adverse effect on our financial condition and results of operation.

We might have difficulty protecting our intellectual property from use by competitors, or competitors might accuse us of violating their intellectual property rights.

Disagreements about patents and intellectual property rights occur in our served markets, especially for wireless. There, third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Due to the rapid pace of technological change in wireless industry, much of wireless business relies on proprietary technologies of third parties, and to the extent our products may need these technologies, we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions impacting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

This list of risk factors is not exhaustive. Other considerations besides those mentioned above might cause our actual results to differ from expectations expressed in any forward-looking statement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Belden has an executive office that it leases in St. Louis, Missouri, and various manufacturing facilities, warehouses and sales and administration offices. The significant facilities as of December 31, 2008 are as follows:

Used by the Belden Americas operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-7	5 M, 2 W	6 owned
1 leased
Canada-1	M	1 owned
Mexico-2	M	2 leased

Used by the Specialty Products operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

4 owned
United States-7	4 M, 3W	3 leased
Mexico -1	M	1 leased

Used by the Wireless operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-1	M	1 leased

Used by the EMEA operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United Kingdom-2	1 M, 1 W	2 owned
The Netherlands-2	1 M, 1 W	2 leased
5 owned
Germany-10	6 M, 4 W	5 leased
1 owned
Italy-2	M	1 leased
Denmark-2	1 M, 1 W	2 owned
Hungary-2	1 M, 1 W	2 owned
Sweden-1	W	1 leased
United States-2	M	1 owned
1 leased

Used by the Asia Pacific operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

China-7	M	3 owned
4 leased
India-1	W	1 leased
Australia-1	W	1 leased
Singapore-1	W	1 leased

The total size of all Belden Americas operating segment locations is approximately 2.1 million square feet; the total size of all Specialty Products operating segment locations is approximately 0.8 million square feet; the total size of all Wireless operating segment locations is approximately 0.1 million square feet; the total size of all EMEA operating segment locations is approximately 1.1 million square feet; and the total size of all Asia Pacific operating segment locations is approximately 2.0 million square feet. We believe our physical facilities are suitable for their present and intended purposes and adequate for our current level of operations.

Item 3.	Legal Proceedings

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, about 130 of which we were aware at February 9, 2009, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through February 9, 2009, we have been dismissed, or reached agreement to be dismissed, in approximately 262 similar cases without any going to trial, and with only 29 of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “BDC.”

As of February 10, 2009, there were approximately 580 record holders of common stock of Belden Inc.

We paid a dividend of $.05 per share in each quarter of 2007 and 2008. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2008 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$46.00	$42.97	$42.41	$32.05
Low	$33.04	$30.28	$27.96	$11.00

	2007 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$55.29	$59.61	$60.00	$59.48
Low	$37.16	$53.01	$41.40	$42.58

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2008, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Dow Jones Electronic & Electrical Equipment Index. The comparison assumes $100 was invested on December 31, 2003, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return(1)

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	2004	2005	2006	2007	2008

Belden Inc.	10.8%	6.3%	61.0%	14.3%	−52.8%
S&P 500 Index	10.9%	4.9%	15.8%	5.5%	−37.0%
Dow Jones Electronic & Electrical Equipment	0.2%	4.3%	13.8%	18.9%	−46.6%

	Indexed Returns
	December 31,
	2003	2004	2005	2006	2007	2008

Belden Inc.	$100.00	$110.79	$117.74	$189.51	$216.61	$102.34
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones Electronic & Electrical Equipment	100.00	100.25	104.60	118.99	141.46	75.55

(1)	This chart and the accompanying data is “furnished,” not “filed,” with the SEC.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of operations data:
Revenues	$2,005,890	$2,032,841	$1,495,811	$1,245,669	$864,725
Operating income (loss)	(342,188)	220,736	118,478	68,538	36,434
Income (loss) from continuing operations	(361,027)	137,123	71,563	33,568	10,700
Basic income (loss) per share from continuing operations	(8.08)	3.06	1.65	0.74	0.30
Diluted income (loss) per share from continuing operations	(8.08)	2.73	1.48	0.69	0.31
Balance sheet data:
Total assets	1,648,563	2,068,849	1,355,968	1,306,735	1,385,402
Long-term debt	590,000	350,000	110,000	172,051	232,823
Long-term debt, including current maturities	590,000	460,000	172,000	231,051	248,525
Stockholders’ equity	570,868	1,072,663	843,901	713,508	810,000
Other data:
Basic weighted average common shares outstanding	44,692	44,877	43,319	45,655	35,404
Diluted weighted average common shares outstanding	44,692	50,615	50,276	52,122	38,724
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In July 2008, we acquired Trapeze. The results of operations of Trapeze are included in our operating results from July 2008. During 2008, we recognized goodwill and other asset impairment charges of $476.5 million, severance expense of $39.9 million, loss on sale of assets of $3.7 million, expenses from the effects of purchase accounting of $1.5 million, and other restructuring charges of $4.9 million.

In 2007, we acquired Hirschmann, LTK and Lumberg Automation during our fiscal second quarter. The results of operations of these entities are included in our operating results from their respective acquisition dates. During 2007, we recognized expenses from the effects of purchase accounting of $15.8 million and severance expense of $4.2 million, asset impairment expense of $3.3 million, and adjusted depreciation expense of $0.2 million related to our restructuring actions. We also recognized an $8.6 million gain on sales of assets.

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

Overview

We design, manufacture, and market signal transmission solutions, including cable, connectivity and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace. We strive to create shareholder value by:

•	Capturing additional market share by improving channel relationships, improving our capability to serve global accounts, and concentrating sales efforts on solution selling and vertical markets;

•	Migrating from copper-based transmission technologies to signal transmission solutions via fiber, wireless and copper, and enriching our product portfolio by offering connectors, passive and active components and embedded transmission solutions;

•	Investing in both organic and inorganic growth in fast-growing regions;

•	Continuously improving business processes throughout the enterprise via a comprehensive Lean tool set and the institution of a continuous improvement mind-set across the company;

•	Migrating our manufacturing capacity to low-cost locations within each major geographic region to be closer to our customers and to reduce the landed cost of our products;

•	Managing our product portfolio to position products according to value, eliminate low-margin revenue, and increase revenue in higher margin and strategically important products;

•	Recruiting and developing the best talent we can find and improving the effectiveness of our performance management processes; and

•	Protecting and enhancing the value of the Belden brand and our family of brands.

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

Approximately 58% of our sales were derived outside the United States in 2008. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. Our market and geographic diversity limits the impact of any one market or the economy of any single country on our consolidated operating results. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, we use indices concerning general economic trends to predict our outlook for the future given the broad range of products manufactured and end markets served.

While differences exist among our businesses, we generally experienced broad-based market declines during 2008. We partially offset these market declines with revenue growth derived from our acquisitions in 2007 and 2008. As a result, consolidated revenues for 2008 decreased 1.3% from 2007.

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

Although we use the United States dollar as our reporting currency, a substantial portion of our assets, liabilities, operating results, and cash flows reside in or are derived from countries other than the United States. These assets, liabilities, operating results, and cash flows are translated from local currencies into the United States dollar using exchange rates effective during the respective period. We have generally accepted the exposure to currency exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the United States dollar will continue to affect the reported amount of assets, liabilities, operating results, and cash flows in our consolidated financial statements.

Significant Events in 2008

Due to a significant deterioration of the broader equity markets in the fourth quarter of 2008 and the resulting difference between our market value and book value, the carrying amounts of certain reporting units exceeded their respective fair values resulting in a goodwill impairment charge of $433.7 million. In addition, the carrying amounts of certain trademarks exceeded their respective fair values resulting in a trademark impairment charge of $22.4 million. These are non-cash charges that do not impact our cash flows, liquidity or borrowing capacity under our existing credit facilities.

On July 16, 2008, we acquired Trapeze for cash of $136.0 million, including transaction costs and net of cash acquired. We financed the total purchase price with borrowings under our revolving credit facility. California-based Trapeze is a provider of wireless local area networking equipment. The acquisition of Trapeze improves our ability to provide a full complement of signal transmission solutions including wireless systems. The results of operations of Trapeze have been included in our results of operations from July 16, 2008. Trapeze is reported as a separate operating segment disclosed as the Wireless segment.

In 2008, we realigned part of our EMEA operations in order to consolidate manufacturing capacity. We also announced our decision to further streamline our manufacturing, sales and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. As a result of these actions and others, we accrued $62.2 million for severance, of which $38.3 million was charged to the statement of operations and $23.9 million was accounted for through purchase accounting. We also recognized tangible asset impairment losses totaling $20.4 million in 2008 due to the consolidation of manufacturing capacity. In 2009, we may recognize up to $30 million of additional costs related to previously announced restructuring actions. Furthermore, any new restructuring actions would likely result in additional charges.

Results of Operations

Consolidated Continuing Operations

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(In thousands, except percentages)

Revenues	$2,005,890	$2,032,841	$1,495,811	−1.3%	35.9%
Gross profit	563,682	561,370	333,313	0.4%	68.4%
Selling, general and administrative expenses	362,122	317,481	202,297	14.1%	56.9%
Research and development	50,089	17,843	—	180.7%	N/A
Operating income (loss)	(342,188)	220,736	118,478	−255.0%	86.3%
Income (loss) from continuing operations before taxes	(367,222)	201,563	112,276	−282.2%	79.5%
Income (loss) from continuing operations	(361,027)	137,123	71,563	−363.3%	91.6%

2008 Compared to 2007

Revenues decreased in 2008 compared to 2007 for the following reasons:

•	A decline in unit sales volume due to broad-based market declines contributed 11.8 percentage points to the revenue decrease.

•	Lost sales from the disposal of our assembly and telecommunications cable operation in the Czech Republic contributed 2.0 percentage points to the revenue decrease.

The negative impact that the factors listed above had on the revenue comparison were partially offset by the following factors:

•	Acquired revenues from LTK, Hirschmann, Lumberg, and Trapeze represented a 9.3 percentage point increase. Acquired revenues from LTK and Hirschmann represent revenues generated from these entities in the first quarter of 2008. Acquired revenues from Lumberg represent revenues generated from this entity from January through April 2008. Acquired revenues from Trapeze represent revenues generated from this entity from its acquisition date of July 16, 2008 through December 31, 2008.

•	Favorable currency translation represented a 2.3 percentage point increase.

•	Sales price increases represented a 0.9 percentage point increase.

Gross profit increased in 2008 compared to 2007 primarily for the following reasons:

•	Acquired gross profit from LTK, Hirschmann, Lumberg, and Trapeze was in total $65.1 million in 2008.

•	Our Lean and regional manufacturing initiatives contributed more than $26 million of productivity and cost improvements.

The positive impact that the factors listed above had on the gross profit comparison were partially offset by the following factors:

•	The 11.8 percentage point decline in revenues due to lower unit sales volume as discussed above also contributed to a decrease in gross profit.

•	We recognized $8.2 million more excess and obsolete inventory charges in 2008 as the lower demand experienced in 2008 resulted in excess inventory levels.

•	We incurred $4.9 million more of charges in 2008 related to the effects of purchase accounting, severance, and other restructuring actions.

Selling, general and administrative (SG&A) expenses increased in 2008 compared to 2007 primarily for the following reasons:

•	We incurred expenses for an additional quarter in 2008 from the prior year acquisitions and for two quarters from the current year acquisition, which contributed in total $46.0 million to the SG&A increase.

•	We incurred $21.6 million more of severance and other restructuring charges in 2008 primarily related to our global restructuring actions announced during the fourth quarter of 2008.

The increases in SG&A expenses listed above were partially offset by an $11.0 million decrease in total incentive plan compensation as certain financial targets were not achieved, favorable foreign currency translation of $2.8 million, and cost savings from our Lean enterprise strategy.

Research and development costs increased in 2008 compared to 2007 primarily due to the current year and prior year acquisitions.

In 2008, we sold a non-strategic portion of the Hirschmann business and recorded a loss of $2.8 million. We also sold and leased back certain Belden Americas segment real estate in Mexico for $25.0 million and recognized a loss of $0.9 million. In 2007, we completed the sale of our telecommunications cable operation in the Czech Republic for $25.7 million and recorded a gain of $7.8 million. We also sold a plant in Illinois and recorded a gain of $0.7 million.

Due to equity market conditions in 2008 and the difference between our market value and book value, the carrying amounts of certain reporting units exceeded their respective fair values resulting in a goodwill impairment charge of $433.7 million. In addition, the carrying amounts of certain trademarks exceeded their respective fair values resulting in a trademark impairment charge of $22.4 million. We did not recognize any goodwill or trademark impairment charges in 2007.

In 2008, we recognized tangible asset impairment losses totaling $20.4 million primarily related to decisions to close our manufacturing facility in Manchester, Connecticut, consolidate capacity, and dispose of excess machinery and equipment. In 2007, we identified certain tangible long-lived assets related to our plants in Czech Republic, the Netherlands and Canada for which the carrying values were not fully recoverable. We recognized an impairment loss related to these assets totaling $3.3 million.

Operating income decreased in 2008 compared to 2007 primarily due to the goodwill and other asset impairment charges and a change in the mix of our businesses.

Income from continuing operations before taxes decreased in 2008 compared to 2007 due to a decrease in operating income coupled with higher interest expense resulting from additional borrowings under our revolving credit facility to fund the acquisition of Trapeze.

Our effective annual tax rate was a 1.7% benefit in 2008 compared to an expense of 32.0% in 2007. This change is primarily attributable to the decrease in income from continuing operations before taxes and the nondeductible nature of the majority of the goodwill impairment charge.

2007 Compared to 2006

Revenues increased in 2007 compared to 2006 primarily for the following reasons:

•	We acquired Hirschmann, LTK and Lumberg Automation in 2007, which contributed revenues of $495.1 million and represented 33.1 percentage points of the revenue increase.

•	Revenues also increased due to increased selling prices that resulted primarily from our strategic initiative in portfolio management to reposition many products for margin improvement. Sales price increases contributed 6.6 percentage points of the revenue increase.

•	Favorable currency translation contributed 2.6 percentage points of the revenue increase.

The positive impact that the factors listed above had on the revenue comparison were partially offset by the following factors:

•	A decline in unit sales volume due to our strategic initiative in product portfolio management that increased prices of certain lower-margin products represented a 4.6 percentage point decrease.

•	Lost sales from the disposal of our telecommunications cable operation in the Czech Republic represented a 1.8 percentage point decrease.

Gross profit increased in 2007 compared to 2006 primarily for the following reasons:

•	The three 2007 acquisitions contributed in total $145.0 million of gross profit in 2007.

•	We increased prices and deemphasized certain lower-margin products as part of our product portfolio management initiative.

•	We closed plants in South Carolina, Illinois, and Sweden and reduced production at a plant in Kentucky as part of our regional manufacturing strategic initiative.

•	We recognized $9.6 million of lower excess and obsolete inventory charges in 2007. The decrease in excess and obsolete inventory charges was primarily due to a change in 2006 in the parameters we used to identify such inventories. The parameters were changed to conform to our goal to better manage our working capital and reduce our reliance on finished goods inventory as well as to include a more consistent definition of what constitutes excess and obsolete inventory.

•	We recognized $13.7 million of lower severance costs in 2007. Severance costs recognized in 2007 primarily related to North American restructuring actions. Severance costs recognized in 2006 primarily related to European restructuring actions.

The positive impact that the factors listed above had on the gross profit comparison were partially offset by the following factors:

•	We incurred $13.3 million of additional cost of sales in 2007 due to the effects of purchase accounting, primarily inventory cost step-up related to the three 2007 acquisitions.

•	We incurred redundant costs and inefficiencies as we continue to shift production from high cost to low cost locations.

Selling, general and administrative (SG&A) expenses increased in 2007 compared to 2006 primarily for the following reasons:

•	The three 2007 acquisitions incurred in total $82.5 million of SG&A expenses in 2007.

•	Excluding the impact of the 2007 acquisitions, we recognized share-based compensation costs in 2007 that exceeded those recognized in 2006 by $4.2 million primarily due to incremental expense from the annual equity awards made in February 2007.

•	We incurred an increase in salaries, wages, and associated fringe benefits costs in 2007 primarily due to increased annual incentive plan compensation and additional headcount.

Research and development costs increased in 2007 compared to 2006 primarily due to the three 2007 acquisitions.

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

Belden Americas Segment

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(In thousands, except percentages)

Total revenues	$828,037	$935,176	$883,354	−11.5%	5.9%
Operating income	141,248	166,360	123,675	−15.1%	34.5%
as a percent of total revenues	17.1%	17.8%	14.0%

Belden Americas total revenues, which include affiliate revenues, decreased in 2008 from 2007 primarily due to lower volume across most product lines, which in total contributed 13 percentage points to the revenue decrease. Lower demand in the United States contributed to the lower volume as approximately 75% of the segment’s external customer revenues are generated from customers located in the United States. The lower volume was partially offset by higher selling prices and favorable currency translation from Canadian sales, which in total represented a 2 percentage point increase. Operating income decreased in 2008 from 2007 primarily due to the decline in revenues. Operating income also decreased due to a $7.6 million increase in charges in 2008 related to severance, asset impairment charges and other restructuring costs. Excluding these charges, operating margin increased to 18.4% in 2008 from 18.1% in 2007 due to manufacturing cost savings resulting from the successful execution of our regional manufacturing and Lean enterprise strategies.

Belden Americas total revenues increased in 2007 from 2006 primarily due to increased selling prices and favorable foreign currency translation on international revenues. These increases were partially offset by a decrease in unit sales volume that was due to our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Operating income increased in 2007 from 2006 primarily due to the growth in revenues and favorable product mix. Operating income in 2007 also benefited from a $0.7 million gain on the sale of a plant in Illinois. The increase in operating income was also due to $13.5 million of lower severance and asset impairment charges in 2007 related to our North American restructuring actions. These positive factors affecting the operating results comparison were partially offset by redundant costs and inefficiencies incurred as we continue to shift production from high cost to low cost locations.

Specialty Products Segment

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(In thousands, except percentages)

Total revenues	$273,141	$328,737	$277,775	−16.9%	18.3%
Operating income (loss)	(27,810)	53,265	33,116	−152.2%	60.8%
as a percent of total revenues	−10.2%	16.2%	11.9%

Specialty Products total revenues, which include affiliate revenues, decreased in 2008 from 2007 primarily due to lower affiliate sales and lower unit sales volume from external customers. In the prior year, more of the capacity in the Specialty Products segment was used to meet customer demand primarily in the Belden Americas segment. Due to the lower demand in North America in 2008, affiliate sales to the Belden Americas segment decreased as well as external customer volume. Operating income decreased in 2008 from 2007 due to the decreases in revenues and certain other charges. In 2008, the Specialty Products segment recognized goodwill and other asset impairment charges totaling $49.7 million and other restructuring charges of $6.2 million. The goodwill and other asset impairment charges include $35.8 million related to goodwill and trademarks and $13.9 million related to tangible assets. The tangible asset impairments are due to the decisions to close our Connecticut facility, consolidate capacity, and dispose of excess machinery and equipment. The other restructuring charges primarily relate to severance expenses associated with various restructuring actions. Excluding these charges, operating margin in 2008 was 10.3%. Operating margins decreased in 2008 from 2007 primarily due to the lower unit sales volume discussed above.

Specialty Products total revenues increased in 2007 from 2006 primarily due to increased affiliate revenues as more of the capacity in the Specialty Products segment was used to meet customer demand in the Belden Americas segment. External customer revenues decreased due to lower unit sales volume partially offset by increased selling prices. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Gross margins improved as a result of these product portfolio management actions. Operating income and margins increased in 2007 from 2006 primarily due to the improvement in revenues and gross margins as discussed above.

Wireless Segment

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In thousands, except percentages)

Total revenues	$14,020	$—	$—	n/a	n/a
Operating loss	(54,317)	—	—	n/a	n/a
as a percent of total revenues	−387.4%	n/a	n/a

Wireless total revenues, which include affiliate revenues, were $14.0 million in 2008. The Wireless segment consists of Trapeze, which we acquired on July 16, 2008. Sales transactions from our Wireless segment often involve multiple elements in which the sales proceeds are deferred and recognized ratably over the period related to the last delivered element. As of December 31, 2008, total deferred revenue and deferred cost of sales were $20.2 million and $7.3 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to three years. The change in the deferred revenue and deferred cost of sales balances is as follows (in thousands):

	Deferred	Deferred Cost
	Revenue	of Sales	Net

Balance, July 16, 2008	$1,900	$—	$1,900
Balance, December 31, 2008	20,166	7,270	12,896

Increase	$18,266	$7,270	$10,996

Operating loss in 2008 was $54.3 million. Included in this operating loss is $32.8 million of goodwill and trademark impairment and $2.7 million of expenses from the effects of purchase accounting. The operating loss also includes $2.8 million of recurring amortization expenses from the effects of purchase accounting.

In January 2009, one of Trapeze’s OEM customers, Nortel Networks (Nortel), filed for bankruptcy protection. The majority of our sales to Nortel are made indirectly through a third party contract manufacturer. As such, our receivable balance directly owed from Nortel is typically not material at any given time. However, in total Nortel and the related third party contract manufacturer is a significant OEM customer for Trapeze. If Nortel is unable to successfully emerge out of bankruptcy, future revenues from our Wireless segment would be affected, at least temporarily. We have reserved for the estimated uncollectible portion of the outstanding receivable balance owed from Nortel as of December 31, 2008.

EMEA Segment

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(In thousands, except percentages)

Total revenues	$697,958	$640,950	$373,738	8.9%	71.5%
Operating income (loss)	(213,967)	48,272	4,072	−543.3%	1085.5%
as a percent of total revenues	−30.7%	7.5%	1.1%

EMEA total revenues, which include affiliate revenues, increased in 2008 from 2007 due to several factors. Acquired revenues from the 2007 acquisitions contributed $109.9 million to the revenue increase and favorable foreign currency translation contributed $34.0 million. Acquired revenues represent Hirschmann’s revenues from the first quarter of 2008 and Lumberg Automation’s revenues from January through April 2008. These revenue increases were partially offset by $43.8 million of lower external customer unit sales volume and $40.1 million of lost revenues from the disposal of our assembly and telecommunications cable operations in the Czech Republic. The remaining change in revenues is due to decreases in affiliate revenues and selling prices. Operating income decreased in 2008 from 2007 primarily due to impairment charges and certain other charges. In 2008, the EMEA segment recognized goodwill and other asset impairment charges totaling $253.4 million and other restructuring charges of $28.6 million. The goodwill and other asset impairment charges include $252.2 million related to goodwill and trademarks and $1.2 million related to tangible assets. The tangible asset impairment is due to the decision to close our Hoyerswerda, Germany facility. The other restructuring charges primarily relate to severance expenses associated with our global restructuring actions that we announced during the fourth quarter of 2008. Operating income in 2007 included charges of $7.0 million primarily related to the effects of purchase accounting. Excluding these charges, operating margin increased to 9.7% in 2008 from 8.6% in 2007 due primarily to the impact of a full year of operating income from the relatively higher margin businesses of Hirschmann and Lumberg.

EMEA total revenues increased in 2007 from 2006 primarily due to the acquisitions of Hirschmann and Lumberg Automation as well as increased selling prices, and favorable foreign currency translation partially offset by lost revenues from the disposal of our telecommunications cable operation in the Czech Republic and decreased unit sales volume. From their respective acquisition dates through December 31, 2007, Hirschmann and Lumberg Automation in total had revenues of $269.0 million. Decreased unit sales volume and increased prices resulted from our strategic initiative in product portfolio management which involved price increases on many lower-margin products to reposition them or to reduce less profitable or unprofitable revenues. Although unit sales volume decreased, gross margins improved as a result of both product portfolio management and cost reduction actions. EMEA operating results improved in 2007 primarily due to revenue increases, improved factory utilization and cost reductions that resulted from restructuring actions, including the 2006 closure of a plant in Sweden and decreased production in the Netherlands, a $7.8 million gain recognized on the sale of our telecommunications cable operation in the Czech Republic, and severance costs recognized in 2007 that were less than those recognized in 2006 by $9.3 million. These positive factors affecting the operating results comparison were partially offset by $13.5 million of expenses from the effects of purchase accounting recognized in 2007 relating to the acquisitions of Hirschmann and Lumberg Automation. These expenses included inventory cost step-up of $11.3 million recognized in cost of sales and amortization of the sales backlog intangible assets of $2.1 million.

Asia Pacific Segment

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(In thousands, except percentages)

Total revenues	$343,657	$302,482	$64,297	13.6%	370.4%
Operating income	(79,562)	30,593	6,803	−360.1%	349.7%
as a percent of total revenues	−23.2%	10.1%	10.6%

Asia Pacific total revenues, which include affiliate revenues, increased in 2008 from 2007 primarily due to $66.0 million of acquired revenues, $9.8 million of favorable foreign currency translation, and $3.4 million of higher selling prices. These increases were partially offset by lower unit sales volume, which resulted from the weakening global economic environment and our strategic initiative in product portfolio management at LTK. Acquired revenues represent LTK’s revenues from the first quarter of 2008. Operating income decreased in 2008 from 2007 primarily due to impairment charges and certain other charges. In 2008, the Asia Pacific segment recognized goodwill and other asset impairment charges totaling $112.0 million and other restructuring charges of $2.1 million. The goodwill and other asset impairment charges include $102.8 million related to goodwill and $9.2 million related to trademarks. The other restructuring charges primarily relate to severance expenses associated with our global restructuring actions that we announced during the fourth quarter of 2008. Operating income in 2007 included charges of $2.3 million primarily related to the effects of purchase accounting. Excluding these charges, operating income margin decreased as the improvement in gross profit margin that resulted from our product portfolio actions was more than offset by the decrease in unit sales volume.

Asia Pacific total revenues, which include affiliate revenues, increased in 2007 from 2006 primarily due to the acquisition of LTK. From the acquisition date of March 27, 2007 through December 31, 2007, LTK had revenues of $226.1 million. In 2007, revenues from Belden branded products increased due to increased selling prices, increased unit sales volume, and favorable currency translation on international revenues. Price improvement resulted primarily from our strategic initiatives in product portfolio management. Operating income increased in 2007 from 2006 primarily due to operating income generated from LTK of $21.4 million. Operating income also increased due to favorable product mix resulting from product portfolio management actions. These positive factors were partially offset by increases in salaries, wages, and associated benefits primarily a result of increased sales personnel in the segment. Additionally, operating income in 2007 includes $2.3 million of expenses from the effects of purchase accounting, primarily inventory cost step-up of $2.0 million recognized in cost of sales and amortization of the sales backlog intangible asset of $0.3 million.

Finance and Administration

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(In thousands, except percentages)

Total expenses	$(74,889)	$(43,313)	$(29,220)	72.9%	48.2%

Finance and Administration total expenses increased in 2008 from 2007 primarily due to goodwill and other asset impairment charges of $27.5 million. A portion of goodwill related to a previous acquisition was considered corporate goodwill because it benefited the entire Company. For purposes of testing goodwill for impairment, this corporate goodwill is allocated to certain reporting units. Based on the 2008 goodwill impairment analysis, $22.5 million of the corporate goodwill was impaired. We also recognized a $5.0 million impairment of a cost method investment due to the decline in its estimated fair value. The remaining increase is primarily due to corporate expenses associated with new corporate programs such as global sales and marketing.

Finance and Administration total expenses increased in 2007 from 2006 primarily due to a $9.5 million increase in salaries, wages and benefits that resulted from additional headcount needed to support new corporate programs and the overall growth of the Company. Included in the $9.5 million increase in salaries, wages and benefits was an increase in share-based compensation expense of $2.9 million, which was related to the incremental expense associated with the annual grant of equity awards made in February 2007. Total expenses also increased due to a $3.7 million increase in consulting, advisory, and other professional fees.

Discontinued Operations

During 2006, we sold certain assets and liabilities of our discontinued operation in Manchester, United Kingdom for approximately $28.0 million cash. We recognized a $4.3 million after-tax loss on the disposal of this discontinued operation.

We did not have any discontinued operations in 2008 and 2007. Operating results from discontinued operations in 2006 include the following (in thousands):

Results of Operations:
Revenues	$27,644
Loss before taxes	$(1,900)
Income tax benefit	570

Net loss	$(1,330)

Disposal:
Loss before taxes	$(6,140)
Income tax benefit	1,842

Net loss	$(4,298)

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for business acquisitions, restructuring actions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2009 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions for our retirement plans, quarterly dividend payments, severance payments from our restructuring actions, and our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix and economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended
	December 31,
	2008	2007
	(In thousands)

Net cash provided by (used for):
Operating activities	$173,874	$205,556
Investing activities	(160,047)	(590,224)
Financing activities	60,120	277,108
Effects of currency exchange rate changes on cash and cash equivalents	(6,498)	13,373

Increase (decrease) in cash and cash equivalents	67,449	(94,187)
Cash and cash equivalents, beginning of year	159,964	254,151

Cash and cash equivalents, end of year	$227,413	$159,964

Net cash provided by operating activities, a key source of our liquidity, decreased by $31.7 million in 2008 compared to 2007 primarily due to a decrease in income partially offset by a favorable net change in operating assets and liabilities. This favorable change was primarily due to improvements in receivables and inventories. Cash flow related to changes in outstanding receivables improved as days sales outstanding in receivables (defined as receivables divided by average daily revenues recognized during the year) decreased to 53 days at December 31, 2008 from 67 days at December 31, 2007. Cash flow related to changes in inventory on-hand improved as inventory turns (defined as annual cost of sales divided by inventories) increased to 6.7 at December 31, 2008 from 5.7 at December 31, 2007.

Net cash used in investing activities totaled $160.0 million in 2008 compared to $590.2 million in 2007. Investing activities in 2008 primarily related to payments for the acquisition of Trapeze and capital expenditures that include the construction of a new manufacturing facility in China. These payments were partially offset by proceeds from the sales of assets including sales of certain real estate in Mexico and our telecommunications cable operations in the Czech Republic. Investing activities in 2007 primarily related to payments for the acquisitions of Hirschmann, LTK, and Lumberg Automation and capital expenditures that included the construction of a new manufacturing facility in Mexico. These payments were partially offset by proceeds from the sales of assets including sales of plants in Illinois, South Carolina, Vermont and Canada.

Net cash provided by financing activities in 2008 totaled $60.1 million in 2008 compared to $277.1 million in 2007. Financing activities in 2008 primarily related to $240.0 million of borrowings under our senior secured credit facility to fund the acquisition of Trapeze. These proceeds were partially offset by a $110.0 million principal payment on our convertible subordinated debentures that were redeemed and $68.3 million of payments to repurchase our common stock. In 2007, we issued $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017, redeemed medium-term notes in the aggregate principal amount of $62.0 million, and both borrowed and repaid $216.0 million under our senior secured credit facility. We also paid debt issuance costs of $11.1 million related to the issuance of the senior subordinated notes.

Our outstanding debt obligations as of December 31, 2008, consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $240.0 million of outstanding borrowings under our senior secured credit facility, which matures in 2011 and has a variable interest rate based on LIBOR or the prime rate. As of December 31, 2008, we had $103.2 million in available borrowing capacity under our senior secured credit facility. The facility contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. As of December 31, 2008, we were in compliance with these covenants. If we are unable to maintain compliance with these covenants in future periods, our liquidity would be affected.

Additional discussion regarding our various borrowing arrangements is included in Note 12 to the Consolidated Financial Statements and the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contractual obligations outstanding at December 31, 2008 have the following scheduled maturities:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations(1)(2)	$590,000	$—	$240,000	$—	$350,000
Interest payments on long-term debt obligations(3)	225,250	32,660	57,840	49,000	85,750
Operating lease obligations(4)	88,425	17,936	26,282	14,583	29,624
Purchase obligations(5)	16,055	16,055	—	—	—
Other commitments(6)	10,557	3,668	6,023	866	—
Pension and other postemployment obligations	145,870	23,905	36,270	25,270	60,425

Total	$1,076,157	$94,224	$366,415	$89,719	$525,799

(1)	As described in Note 12 to the Consolidated Financial Statements.

(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.

(3)	Assumes interest payments on our senior secured credit facility at 3.4% until the facility matures in 2011.

(4)	As described in Note 17 to the Consolidated Financial Statements.

(5)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(6)	Represents unrecognized tax benefits under FIN 48 (see Note 13 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Lines of credit	$103,181	$—	$103,181	$—	$—
Standby financial letters of credit	6,228	6,044	184	—	—
Bank guarantees	7,191	7,191	—	—	—
Surety bonds	2,623	2,623	—	—	—

Total	$119,223	$15,858	$103,365	$—	$—

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

Current-Year Adoption of Recent Accounting Pronouncements

Discussion regarding our adoption of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is included in Note 2 to the Consolidated Financial Statements.

Pending Adoption of Recent Accounting Pronouncements

Discussion regarding our pending adoption of SFAS No. 141(R), Business Combinations, and Financial Accounting Standards Board Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), is included in Note 2 to the Consolidated Financial Statements.

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

Our Wireless segment accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations. Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance and other support services. When a sale involves multiple elements, we allocate the proceeds from the arrangement to each respective element based on its Vendor Specific Objective Evidence (VSOE) of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement and the only undelivered element is support, the proceeds from the arrangement are deferred and recognized ratably over the period that the support is delivered.

Accounts Receivable

We adjust our receivable balances when we grant trade, promotion, and other special price reductions such as price protection, contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivables balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them against our gross accounts receivable and gross revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We charge revisions to these estimates to accounts receivable and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations, possibly resulting in an incremental reduction of accounts receivable and revenues at the time the reduction or return is authorized.

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

Inventories

We evaluate the realizability of our inventory on a product-by-product basis in light of sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of historical and anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value.

Deferred Tax Assets

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We are required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether or not to record a deferred tax asset valuation allowance for part or all of a deferred tax asset.

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

When we evaluate goodwill for impairment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

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

Share-Based Compensation

We compensate certain employees with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on historical price data for our common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience. Our key assumptions are described in further detail in Note 15 to the Consolidated Financial Statements.

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

Currency Exchange Rate Risk

For most of our products, the currency in which we sell the product is the same as the currency in which we incur the costs to manufacture the product, resulting in a natural hedge. Our currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, we will sometimes use foreign currency derivatives, typically foreign currency forward contracts, generally with durations of 12 months or less. We had no foreign currency derivatives outstanding at December 31, 2008 and did not employ any foreign currency derivatives during the year then ended.

We generally view as long-term our investments in international subsidiaries with functional currencies other than the United States dollar. As a result, we do not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, we are exposed primarily to exchange rate movements between the United States dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, and British pound. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $365.5 million and $736.2 million at December 31, 2008 and 2007, respectively. We estimate a one percent change of the United States dollar relative to foreign currencies would have changed 2008 pre-tax income (loss) of our foreign operations by approximately $3 million. This sensitivity analysis has inherent limitations as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the United States dollar over time.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Where natural techniques are not possible, we will sometimes use commodity price derivatives, typically exchange-traded forward contracts, generally with durations of twelve months or less.

We did not have any commodity price derivatives outstanding at December 31, 2008 and did not employ any commodity price derivatives during the year then ended.

The following table presents unconditional copper purchase obligations outstanding at December 31, 2008. The unconditional copper purchase obligations settle during 2009.

	Purchase	Fair
	Amount	Value
	(In thousands, except
	average price)

Unconditional copper purchase obligations:
Commitment volume in pounds	1,753
Weighted average price per pound	$1.86

Commitment amounts	$3,265	$2,445

We are also exposed to price risk related to our purchase of selected commodities derived from petrochemical feedstocks used in the manufacture of our products. We generally purchase these commodities based upon market prices established with the vendors as part of the purchase process. Pricing of these commodities are volatile as they tend to fluctuate with the price of oil. Historically, we have not used commodity financial instruments to hedge prices for commodities derived from petrochemical feedstocks.

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments at December 31, 2008 or during the year then ended.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 2008.

	Principal Amount by Expected Maturity			Fair
	2009	Thereafter	Total	Value
	(In thousands, except interest rates)

Fixed-rate senior subordinated notes	$—	$350,000	$350,000	$245,000
Average interest rate		7.00%
Variable-rate senior secured credit facility	$—	$240,000	$240,000	$240,000
Interest rate at December 31, 2008		3.38%

Total			$590,000	$485,000

Because the senior secured credit facility has a variable interest rate, its carrying value approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. At December 31, 2008, we had $32.5 million in accounts receivable outstanding from Anixter International Inc. (Anixter). This represented approximately 11% of our total accounts receivable outstanding at December 31, 2008. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, on December 31, 2006, the Company changed its method of accounting for defined pension benefit and other postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 27, 2009

Belden Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except par value and number of shares)

ASSETS
Current assets:
Cash and cash equivalents	$227,413	$159,964
Receivables, less allowance for doubtful accounts of $4,898 and $3,893 at 2008 and 2007, respectively	292,236	373,108
Inventories, net	216,022	257,540
Deferred income taxes	22,606	28,578
Other current assets	34,826	17,392

Total current assets	793,103	836,582
Property, plant and equipment, less accumulated depreciation	324,569	369,803
Goodwill	321,478	648,882
Intangible assets, less accumulated amortization	156,025	154,786
Other long-lived assets	53,388	58,796

	$1,648,563	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,744	$190,018
Accrued liabilities	180,801	160,029
Current maturities of long-term debt	—	110,000

Total current liabilities	341,545	460,047
Long-term debt	590,000	350,000
Postretirement benefits	120,256	98,084
Deferred income taxes	4,270	78,140
Other long-term liabilities	21,624	9,915
Stockholders’ equity:
Preferred stock, par value $.01 per share — 2,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.01 per share — 200,000,000 shares authorized; 50,334,932 shares issued; 46,491,245 and 44,593,214 shares outstanding at 2008 and 2007, respectively	503	503
Additional paid-in capital	583,977	638,690
Retained earnings	108,676	478,776
Accumulated other comprehensive income	10,227	93,198
Treasury stock, at cost— 3,843,687 and 5,741,718 shares at 2008 and 2007, respectively	(132,515)	(138,504)

Total stockholders’ equity	570,868	1,072,663

	$1,648,563	$2,068,849

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues	$2,005,890	$2,032,841	$1,495,811
Cost of sales	(1,442,208)	(1,471,471)	(1,162,498)

Gross profit	563,682	561,370	333,313
Selling, general and administrative expenses	(362,122)	(317,481)	(202,297)
Research and development	(50,089)	(17,843)	—
Amortization of intangibles	(13,440)	(10,604)	(2,842)
Gain (loss) on sale of assets	(3,727)	8,556	1,383
Goodwill and other asset impairment	(476,492)	(3,262)	(11,079)

Operating income (loss)	(342,188)	220,736	118,478
Interest expense	(36,660)	(27,516)	(13,096)
Interest income	5,300	6,544	7,081
Other income (expense)	6,326	1,799	(187)

Income (loss) from continuing operations before taxes	(367,222)	201,563	112,276
Income tax benefit (expense)	6,195	(64,440)	(40,713)

Income (loss) from continuing operations	(361,027)	137,123	71,563
Loss from discontinued operations, net of tax	—	—	(1,330)
Loss on disposal of discontinued operations, net of tax	—	—	(4,298)

Net income (loss)	$(361,027)	$137,123	$65,935

Weighted average number of common shares and equivalents:
Basic	44,692	44,877	43,319
Diluted	44,692	50,615	50,276

Basic income (loss) per share:
Continuing operations	$(8.08)	$3.06	$1.65
Discontinued operations	—	—	(0.03)
Disposal of discontinued operations	—	—	(0.10)

Net income (loss)	$(8.08)	$3.06	$1.52

Diluted income (loss) per share:
Continuing operations	$(8.08)	$2.73	$1.48
Discontinued operations	—	—	(0.03)
Disposal of discontinued operations	—	—	(0.08)

Net income (loss)	$(8.08)	$2.73	$1.37

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(361,027)	$137,123	$65,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,836	51,746	38,616
Deferred income tax expense (benefit)	(37,354)	24,945	18,896
Provision for inventory obsolescence	12,994	4,802	14,395
Goodwill and other asset impairment	476,492	3,262	11,079
Share-based compensation expense	13,568	10,562	5,765
Loss (gain) on disposal of tangible assets	3,727	(8,556)	3,690
Pension funding in excess of pension expense	(6,917)	(5,883)	(21,273)
Excess tax benefits related to share-based compensation	(1,279)	(8,533)	(7,369)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	73,526	5,148	(12,730)
Inventories	28,188	21,428	34,462
Deferred cost of sales	(7,270)	—	—
Accounts payable	(35,666)	18,935	22,591
Accrued liabilities	(14,042)	9,161	(25,098)
Deferred revenue	18,266	—	—
Accrued taxes	(31,562)	(30,620)	(5,254)
Other assets	(1,525)	(12,826)	7,341
Other liabilities	(13,081)	(15,138)	(9,890)

Net cash provided by operating activities	173,874	205,556	141,156
Cash flows from investing activities:
Cash used to invest in or acquire businesses	(147,384)	(589,816)	(11,715)
Capital expenditures	(53,561)	(63,501)	(21,663)
Proceeds from disposal of tangible assets	40,898	60,182	34,059
Cash provided by (used for) other investing activities	—	2,911	(2,146)

Net cash used for investing activities	(160,047)	(590,224)	(1,465)
Cash flows from financing activities:
Borrowings under credit arrangements	240,000	566,000	—
Payments under borrowing arrangements	(110,000)	(278,000)	(59,051)
Payments under share repurchase program	(68,336)	(31,664)	—
Cash dividends paid	(8,926)	(9,026)	(8,736)
Debt issuance costs paid	—	(11,070)	(1,063)
Proceeds from exercises of stock options	6,103	32,335	38,808
Excess tax benefits related to share-based payments	1,279	8,533	7,369

Net cash provided by (used for) financing activities	60,120	277,108	(22,673)
Effect of currency exchange rate changes on cash and cash equivalents	(6,498)	13,373	2,495

Increase (decrease) in cash and cash equivalents	67,449	(94,187)	119,513
Cash and cash equivalents, beginning of year	159,964	254,151	134,638

Cash and cash equivalents, end of year	$227,413	$159,964	$254,151

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

								Accumulated Other
								Comprehensive Income (Loss)
							Unearned	Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Deferred	Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	of Equity	Liability	Total
	(In thousands)

Balance at December 31, 2005	50,346	$503	$540,430	$290,870	(8,010)	$(111,078)	$(336)	$11,648	$(18,529)	$713,508
Net income	—	—	—	65,935	—	—	—	—	—	65,935
Foreign currency translation	—	—	—	—	—	—	—	33,193	—	33,193
Minimum pension liability, net of $1.7 million tax expense	—	—	—	—	—	—	—	—	4,152	4,152

Comprehensive income										103,280
Exercise of stock options	—	—	38,510	—	1,822	298	—	—	—	38,808
Share-based compensation, net of tax withholding forfeitures	(11)	—	12,812	—	4	(320)	—	—	—	12,492
Dividends ($.20 per share)	—	—	—	(8,736)	—	—	—	—	—	(8,736)
Adoption of SFAS No. 123(R)	—	—	(336)	—	—	—	336	—	—	—
Adoption of SFAS No. 158, net of $8.2 million deferred tax benefit	—	—	—	—	—	—	—	—	(15,451)	(15,451)

Balance at December 31, 2006	50,335	503	591,416	348,069	(6,184)	(111,100)	—	44,841	(29,828)	843,901
Net income	—	—	—	137,123	—	—	—	—	—	137,123
Foreign currency translation	—	—	—	—	—	—	—	63,879	—	63,879
Adjustments to pension and
postretirement liability, net of $6.4 million tax benefit	—	—	—	—	—	—	—	—	14,306	14,306

Comprehensive income										215,308
Share repurchase program	—	—	—	—	(677)	(31,664)	—	—	—	(31,664)
Exercise of stock options, net of tax withholding forfeitures	—	—	27,651	—	1,125	4,573	—	—	—	32,224
Share-based compensation, net of tax withholding forfeitures	—	—	19,623	—	(6)	(313)	—	—	—	19,310
Dividends ($.20 per share)	—	—	—	(9,100)	—	—	—	—	—	(9,100)
Adoption of FIN No. 48	—	—	—	2,684	—	—	—	—	—	2,684

Balance at December 31, 2007	50,335	503	638,690	478,776	(5,742)	(138,504)	—	108,720	(15,522)	1,072,663
Net loss	—	—	—	(361,027)	—	—	—	—	—	(361,027)
Foreign currency translation	—	—	—	—	—	—	—	(63,045)	—	(63,045)
Adjustments to pension and postretirement liability, net of $14.3 million tax benefit	—	—	—	—	—	—	—	—	(19,926)	(19,926)

Comprehensive loss										(443,998)
Share repurchase program	—	—	—	—	(1,754)	(68,336)	—	—	—	(68,336)
Exercise of stock options, net of tax withholding forfeitures	—	—	1,141	—	239	4,900	—	—	—	6,041
Release of restricted stock, net of tax withholding forfeitures	—	—	(2,225)	—	69	918				(1,307)
Share-based compensation	—	—	14,847	—	—	—	—	—	—	14,847
Conversion of convertible subordinated debentures	—	—	(68,507)	—	3,344	68,507	—	—	—	—
Dividends ($.20 per share)	—	—	31	(9,073)	—	—	—	—	—	(9,042)

Balance at December 31, 2008	50,335	$503	$583,977	$108,676	(3,844)	$(132,515)	$—	$45,675	$(35,448)	$570,868

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1:	Basis of Presentation

Business Description

Belden Inc. (the Company, Belden, we, us, or our) designs, manufactures, and markets signal transmission solutions, including cable, connectivity and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace.

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results and the disclosure of contingencies. Actual results could differ from those estimates. We make significant estimates in regard to receivables collectibility, inventory valuation, realization of deferred tax assets, valuation of goodwill and other long-lived assets, valuation of contingent liabilities, calculation of share-based compensation, calculation of pension and other postretirement benefits expense, and valuation of acquired businesses.

Reclassifications

We have made certain reclassifications to the 2007 and 2006 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2008 presentation.

Note 2:	Summary of Significant Accounting Policies

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our short-term investment activities is to preserve our capital for the purpose of funding operations. We do not enter into short-term investments for trading or speculative purposes. The fair value of these short-term investments is based on quoted market prices in active markets.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

We adjust our receivable balances when we grant trade, promotion, and other special price reductions such as price protection, contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them against our gross accounts receivable and gross revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We charge revisions to these estimates to accounts receivable and revenues in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations, possibly resulting in an incremental reduction of accounts receivable and revenues at the time the reduction or return is authorized. Unprocessed receivable credits at December 31, 2008 and 2007 totaled $11.3 million and $9.4 million, respectively.

We evaluate the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense of $3.2 million, $1.6 million and $0.5 million in 2008, 2007, and 2006, respectively.

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2008 and 2007 totaled $25.2 million and $19.5 million, respectively.

Property, Plant and Equipment

We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from 10 to 40 years for buildings, 5 to 12 years for machinery and equipment and 5 years for computer equipment and software. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. We charge maintenance and repairs — both planned major activities and less-costly, ongoing

Notes to Consolidated Financial Statements — (Continued)

activities — to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives.

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

Intangible Assets

Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, favorable customer contracts, customer relationships and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill and trademarks. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the estimated useful lives of the related assets ranging from less than one year for backlog to in excess of twenty-five years for certain of our customer relationships.

We evaluate goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. We compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In 2008, we recognized goodwill impairment charges totaling $433.7 million. We did not recognize any goodwill impairment charges in 2007 and 2006. See Note 9 for further discussion.

We also evaluate intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. In 2008, we recognized trademark impairment charges totaling $22.4 million. We did not recognize any trademark impairment charges in 2007 and 2006. See Note 9 for further discussion.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2008, 2007, and 2006.

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

Accrued Sales Rebates

We grant incentive rebates to selected customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2008 and 2007 totaled $20.5 million and $29.3 million, respectively.

Contingent Liabilities

We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. We review the valuation of these liabilities on a quarterly basis, and we adjust the balances to account for changes in circumstances for ongoing and emerging issues.

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

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We charge revisions to these estimates back to revenue in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase customer rebates and price allowance offerings, possibly resulting in an incremental reduction of revenue at the time the rebate or allowance is offered. We recognized rebates, allowances, adjustments, and product returns totaling $146.7 million, $109.0 million, and $101.4 million as deductions to gross revenues in 2008, 2007, and 2006, respectively.

Our Wireless segment accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations. Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance and other support services. When a sale involves multiple elements, we allocate the proceeds from the arrangement to each respective element based on its VSOE of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement and the only undelivered element is support, the proceeds from the arrangement are deferred and recognized ratably over the period that the support is delivered. Through December 31, 2008, our Wireless segment did not establish VSOE of fair value of post-contract customer support. As a result, the proceeds and related cost of sales from revenue transactions involving multiple-element arrangements were deferred and recognized ratably over the post-contract customer support period, ranging from one to three years. As of December 31, 2008, total deferred revenue and deferred cost of sales were $20.2 million and $7.3 million, respectively. Of the total deferred revenue, $17.5 million is included in accrued liabilities, and $2.7 million is included in other long-term liabilities. Of the total deferred cost of sales, $6.4 million is included in other current assets and $0.9 million is included in other long-lived assets.

Shipping and Handling Costs

We recognize fees earned on the shipment of product to customers as revenues and recognize costs incurred on the shipment of product to customers as a cost of sales. We recognized certain handling costs, primarily incurred at our distribution centers, totaling $13.0 million and $9.4 million as selling, general and administrative (SG&A) expenses in 2007 and 2006, respectively. All handling costs were recognized as cost of sales in 2008.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $19.0 million, $16.9 million, and $10.3 million for 2008, 2007, and 2006, respectively.

Share-Based Compensation

We compensate certain employees with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. We estimate the fair values of certain awards on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably

Notes to Consolidated Financial Statements — (Continued)

expected to differ from past experience. We develop the expected volatility assumption based on historical price data for our common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience.

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

Current-Year Adoption of Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for financial assets and liabilities. This Statement establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This Statement does not require any new fair value measurements following generally accepted accounting principles. However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. Adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our operating results, cash flows or financial condition. In accordance with Financial Accounting Standards Board (FASB) Staff Position FAS 157-2, we will adopt SFAS No. 157 on January 1, 2009 for non-financial assets and liabilities. This adoption is not expected to significantly impact our estimates of value related to long-lived and intangible assets such as our annual estimate of fair value of our reporting units for goodwill impairment testing purposes.

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

Notes to Consolidated Financial Statements — (Continued)

Pending Adoption of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) becomes effective for us on January 1, 2009, and will change our accounting treatment for any business combination on or after that date.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for us on January 1, 2009. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The FSP changes the accounting for our previously held $110.0 million aggregate principal convertible subordinated debentures in that it requires that we bifurcate the proceeds from the debt issuance between debt and equity components. The equity component would reflect the value of the conversion feature of the debentures. We are currently evaluating the potential impact of FSP APB 14-1 on our operating results, cash flows and financial condition for periods prior to August 29, 2008, the redemption date of our convertible subordinated debentures. See Note 12.

Note 3:	Acquisitions

On July 16, 2008, we acquired Trapeze Networks, Inc. (Trapeze) for cash of $136.0 million, including transaction costs and net of cash acquired. We financed the total purchase price with borrowings under our revolving credit facility. California-based Trapeze is a provider of wireless local area networking equipment. The acquisition of Trapeze improves our ability to provide a full complement of signal transmission solutions including wireless systems. The results of operations of Trapeze have been included in our results of operations from July 16, 2008. Trapeze is reported as a separate operating segment disclosed as the Wireless segment. The following table summarizes the fair values of the assets acquired and liabilities assumed as of July 16, 2008 (in thousands).

Receivables	$9,367
Inventories	6,058
Other current assets	2,328
Deferred taxes	9,868
Property, plant and equipment	1,700
Goodwill	81,409
Other intangible assets	39,240
Other long-lived assets	216

Total assets	$150,186

Accounts payable	$7,630
Accrued liabilities	6,483
Other long-term liabilities	41

Total liabilities	14,154

Net assets	$136,032

Notes to Consolidated Financial Statements — (Continued)

The allocation above differs from our initial allocation primarily due to the completion of the identifiable intangible asset valuations in the fourth quarter of 2008. As a result of this change and others, the amount allocated to goodwill decreased by $0.4 million.

The above purchase price allocation is preliminary. We plan to incur costs in connection with realigning portions of Trapeze. Management began formulating these restructuring plans as of the acquisition date and expects to complete these plans by the end of the second quarter of 2009. Any costs incurred associated with the restructuring plans will change the amount of the purchase price allocable to goodwill.

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. None of the goodwill related to the Trapeze acquisition is deductible for tax purposes. Intangible assets related to the acquisition consisted of the following:

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)

Intangible assets subject to amortization:
Developed technologies	$20,100	4.0
Customer relations	11,400	10.0
Backlog	740	0.1

Total intangible assets subject to amortization	32,240

Intangible assets not subject to amortization:
Goodwill	81,409
Trademark	7,000

Total intangible assets not subject to amortization	88,409

Total intangible assets	$120,649

Weighted average amortization period		6.0

During 2007, we completed three acquisitions. We acquired Hirschmann Automation and Control GmbH (Hirschmann) on March 26, 2007, for $258.0 million. Hirschmann has its headquarters in Germany and is a leading supplier of Industrial Ethernet solutions and industrial connectivity. The acquisition of Hirschmann enables us to deliver connectivity and networking solutions for demanding industrial environments and large-scale infrastructure projects worldwide. On March 27, 2007, we acquired LTK Wiring Co. Ltd. (LTK), a Hong Kong company, for $214.4 million. LTK is one of the largest manufacturers of electronic cable for the China market. LTK gives us a strong presence in China among OEM customers, including consumer electronics manufacturers. On April 30, 2007, we purchased the assets of Lumberg Automation Components (Lumberg Automation) for $117.6 million. Lumberg Automation has its headquarters in Germany and is a leading supplier of industrial connectors, high performance cord-sets and fieldbus communication components for factory automation machinery. Lumberg Automation complements the industrial connectivity portfolio of Hirschmann as well as our expertise in signal transmission. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. Hirschmann and Lumberg Automation are included in the Europe, Middle East and Africa (EMEA) segment, and LTK is included in the Asia Pacific segment.

Notes to Consolidated Financial Statements — (Continued)

All three 2007 acquisitions were cash transactions and were valued in total at $590.0 million, net of cash acquired and including transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates in 2007 (in thousands).

Receivables	$143,514
Inventories	80,047
Other current assets	11,531
Property, plant and equipment	94,239
Goodwill	378,355
Other intangible assets	88,629
Other long-lived assets	29,014

Total assets	$825,329

Accounts payable	$92,824
Accrued liabilities	56,340
Postretirement benefits	57,274
Deferred income taxes	21,988
Other long-term liabilities	6,926

Total liabilities	235,352

Net assets	$589,977

The allocation above differs from our preliminary allocation as of December 31, 2007 primarily due to the following adjustments that we recorded in 2008:

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

Notes to Consolidated Financial Statements — (Continued)

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. Intangible assets related to the 2007 acquisitions consisted of the following:

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)

Intangible assets subject to amortization:
Customer relations	$25,103	17.0
Developed technologies	24,739	4.7
Backlog	2,430	0.1

Total intangible assets subject to amortization	52,272

Intangible assets not subject to amortization:
Goodwill	378,355
Trademarks	36,357

Total intangible assets not subject to amortization	414,712

Total intangible assets	$466,984

Weighted average amortization period		10.4

Goodwill of $277.0 million and $101.4 million was assigned to the EMEA segment and Asia Pacific segment, respectively. Approximately $67 million of the total goodwill related to the 2007 acquisitions is deductible for tax purposes.

Trademarks for the 2007 and 2008 acquisitions have been determined by us to have indefinite lives and are not being amortized, based on our expectation that the trademarked products will generate cash flows for us for an indefinite period. We expect to maintain use of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely. Portions of the goodwill and trademarks associated with the 2007 and 2008 acquisitions were impaired during 2008. See Note 9.

The amortizable intangible assets reflected in the tables above were determined by us to have finite lives. The useful lives for the developed technologies intangible assets were based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period of consumption of the intangible assets. The useful lives for the customer relations intangible assets were based on our forecasts of customer turnover. The useful lives of the backlog intangible assets were based on our estimate of when the ordered items would ship.

The following table reflects the 2008 unaudited pro forma operating results of the Company as if the Trapeze acquisition had been completed as of January 1, 2008. The following table reflects the 2007 unaudited pro forma operating results of the Company as if the Trapeze, Hirschmann, LTK, and Lumberg acquisitions had been completed as of January 1, 2007.

	Years Ended December 31,
	2008	2007
	Unaudited
	(In thousands, except per
	share data)

Revenues	$2,029,667	$2,233,971
Net income (loss)	(379,890)	107,396
Net income (loss) per diluted share	(8.50)	2.14

For purposes of the pro forma disclosures, 2008 includes expenses of $2.7 million ($1.7 million after tax) from the effects of purchase accounting. For 2007, the pro forma disclosures include $18.5 million ($12.1 million after tax) of expenses from the effects of purchase accounting, including inventory cost step-up of $13.8 million that was

Notes to Consolidated Financial Statements — (Continued)

recognized in cost of sales, amortization of sales backlog intangible assets of $3.2 million, and other charges of $1.5 million. The pro forma information above also reflects interest expense assuming borrowings at the beginning of each respective period of $350.0 million of 7.0% senior subordinated notes and $376.0 million at 5.6% interest under our senior secured credit agreement to finance the acquisitions.

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

Management has organized the enterprise around geographic areas and, within North America, around the brands under which we sell our products in the market. We conduct our operations through five operating segments — the Belden Americas segment, the Specialty Products segment, the Wireless segment, the EMEA segment, and the Asia Pacific segment. The Belden Americas segment, the Specialty Products segment, and the EMEA segment all design, manufacture, and market metallic cable, fiber optic cable, connectivity products, and certain other non-cable products with industrial, communications/networking, video/sound/security, and transportation/defense applications. Prior to the acquisition of LTK, our Asia Pacific segment only marketed products manufactured by other segments. Through the acquisition of LTK in 2007, the Asia Pacific segment now has cable design and manufacturing capabilities. The Wireless segment develops and provides technologies, systems, and services to deploy, scale and effectively manage wireless LAN applications. We sell the products manufactured by our segments principally through distributors or directly to systems integrators and original equipment manufacturers.

We evaluate segment performance and allocate resources based on operating income and working capital. Operating income of the segments includes all the ongoing costs of operations, but excludes interest and income taxes. Allocations to or from these segments are not significant. Transactions between the segments are conducted on an arms-length basis. With the exception of unallocated goodwill, certain unallocated tax assets, and tangible assets located at our corporate headquarters, substantially all of our assets are utilized by the segments.

Operating Segment Information

Amounts reflected in the column entitled Finance and administration (F&A) in the tables below primarily represent corporate operating expenses and assets. Amounts reflected in the column entitled Eliminations represent the eliminations of affiliate revenues and affiliate cost of sales.

	Belden	Specialty			Asia
Year Ended December 31, 2008	Americas	Products	Wireless	EMEA	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$758,434	$211,571	$13,722	$678,617	$343,546	$—	$—	$2,005,890
Affiliate revenues	69,603	61,570	298	19,341	111	—	(150,923)	—
Total revenues	828,037	273,141	14,020	697,958	343,657	—	(150,923)	2,005,890
Depreciation and amortization	(13,716)	(7,971)	(5,512)	(19,905)	(9,030)	(702)	—	(56,836)
Asset impairment	(1,157)	(49,666)	(32,808)	(253,361)	(112,047)	(27,453)	—	(476,492)
Operating income (loss)	141,248	(27,810)	(54,317)	(213,967)	(79,562)	(74,889)	(32,891)	(342,188)
Total assets	311,171	131,332	143,423	543,829	270,870	247,938	—	1,648,563
Acquisition of property, plant and equipment	9,324	1,919	66	10,693	20,702	10,857	—	53,561

Notes to Consolidated Financial Statements — (Continued)

	Belden	Specialty		Asia
Year Ended December 31, 2007	Americas	Products	EMEA	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues	$865,183	$245,185	$620,455	$302,018	$—	$—	$2,032,841
Affiliate revenues	69,993	83,552	20,495	464	—	(174,504)	—
Total revenues	935,176	328,737	640,950	302,482	—	(174,504)	2,032,841
Depreciation and amortization	(16,101)	(7,048)	(21,339)	(6,981)	(277)	—	(51,746)
Asset impairment	(1,870)	—	(1,392)	—	—	—	(3,262)
Operating income (loss)	166,360	53,265	48,272	30,593	(43,313)	(34,441)	220,736
Total assets	392,720	210,024	881,291	368,766	216,048	—	2,068,849
Acquisition of property, plant and equipment	30,658	2,152	13,254	16,166	1,271	—	63,501

	Belden	Specialty		Asia
Year Ended December 31, 2006	Americas	Products	EMEA	Pacific	F&A	Eliminations	Consolidated
	(In thousands)

External customer revenues(1)	$819,119	$247,316	$365,079	$64,297	$—	$—	$1,495,811
Affiliate revenues(1)	64,235	30,459	8,659	—	—	(103,353)	—
Total revenues(1)	883,354	277,775	373,738	64,297	—	(103,353)	1,495,811
Depreciation and amortization(1)	(18,397)	(6,814)	(10,297)	(153)	(232)	—	(35,893)
Asset impairment(1)	(8,557)	—	(2,522)	—	—	—	(11,079)
Operating income (loss)(1)	123,675	33,116	4,072	6,803	(29,220)	(19,968)	118,478
Total assets	383,889	212,781	348,480	24,660	386,158	—	1,355,968
Acquisition of property, plant and equipment	13,837	2,907	4,166	385	368	—	21,663

(1)	Excludes discontinued operations.

Total segment operating income (loss) differs from net income (loss) reported in the Consolidated Financial Statements as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating income (loss)	$(342,188)	$220,736	$118,478
Interest expense	(36,660)	(27,516)	(13,096)
Interest income	5,300	6,544	7,081
Other income (expense)	6,326	1,799	(187)
Income tax benefit (expense)	6,195	(64,440)	(40,713)

Income (loss) from continuing operations	(361,027)	137,123	71,563
Loss from discontinued operations, net of tax	—	—	(1,330)
Loss on disposal of discontinued operations, net of tax	—	—	(4,298)

Net income (loss)	$(361,027)	$137,123	$65,935

Product Group Information

Sales by major product group for the year ended December 31, 2008 consisted of $1.5 billion of cable products, $247.2 million of connectors, $236.1 million of active connectivity products, and $13.7 million of wireless products.

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

The following table identifies revenues by country based on the location of the customer and long-lived assets by country based on physical location.

	United	Canada &	Europe, Africa	Asia
	States	Latin America	& Middle East	Pacific	Total
	(In thousands)

Year ended December 31, 2008
Revenues	$842,766	$192,524	$570,115	$400,485	$2,005,890
Percent of total revenues	42%	10%	28%	20%	100%
Long-lived assets	$463,507	$16,223	$283,476	$92,254	$855,460
Year ended December 31, 2007
Revenues	$925,697	$222,207	$548,456	$336,481	$2,032,841
Percent of total revenues	45%	11%	27%	17%	100%
Long-lived assets	$464,643	$47,158	$537,712	$182,754	$1,232,267
Year ended December 31, 2006
Revenues	$855,390	$198,468	$365,186	$76,767	$1,495,811
Percent of total revenues	57%	13%	25%	5%	100%
Long-lived assets	$349,749	$45,889	$145,069	$532	$541,239

Major Customer

Revenues generated from sales to Anixter International Inc., primarily in the Belden Americas segment, were $329.3 million (16% of revenue), $336.8 million (17% of revenues), and $309.8 million (21% of revenues) for 2008, 2007, and 2006, respectively.

Note 5:	Discontinued Operations

During 2006, we sold certain assets and liabilities of our discontinued operation in Manchester, United Kingdom for approximately $28.0 million cash and recognized a $4.3 million after-tax loss.

We did not have any discontinued operations in 2008 and 2007. Operating results from discontinued operations in 2006 include the following (in thousands):

Results of Operations:
Revenues	$27,644
Loss before taxes	$(1,900)
Income tax benefit	570

Net loss	$(1,330)

Disposal:
Loss before taxes	$(6,140)
Income tax benefit	1,842

Net loss	$(4,298)

Notes to Consolidated Financial Statements — (Continued)

Note 6:	Income (Loss) Per Share

The following table presents the basis of the income (loss) per share computation:

	For The Year Ended December 31,
	2008	2007	2006
	(In thousands)

Numerator for basic income (loss) per share:
Income (loss) from continuing operations	$(361,027)	$137,123	$71,563
Loss from discontinued operations	—	—	(1,330)
Loss on disposal of discontinued operations	—	—	(4,298)

Net income (loss)	$(361,027)	$137,123	$65,935

Numerator for diluted income (loss) per share:
Income (loss) from continuing operations	$(361,027)	$137,123	$71,563
Tax-effected interest expense on convertible subordinated debentures	—	875	2,710

Adjusted income (loss) from continuing operations	(361,027)	137,998	74,273
Loss from discontinued operations	—	—	(1,330)
Loss on disposal of discontinued operations	—	—	(4,298)

Adjusted net income (loss)	$(361,027)	$137,998	$68,645

Denominator:
Denominator for basic income (loss) per share — weighted average shares	44,692	44,877	43,319
Effect of dilutive common stock equivalents	—	5,738	6,957

Denominator for diluted income (loss) per share — adjusted weighted average shares	44,692	50,615	50,276

For the years ended December 31, 2008, 2007, and 2006, we did not include 2.8 million, 0.5 million, and 0.5 million outstanding equity awards, respectively, in our development of the denominators used in the diluted income per share computations because they were anti-dilutive.

Note 7:	Inventories

The major classes of inventories were as follows:

	December 31,
	2008	2007
	(In thousands)

Raw materials	$62,701	$78,847
Work-in-process	45,900	57,562
Finished goods	128,672	136,305
Perishable tooling and supplies	3,946	4,355

Gross inventories	241,219	277,069
Obsolescence and other reserves	(25,197)	(19,529)

Net inventories	$216,022	$257,540

In 2006, we changed the parameters we apply to calculate our allowance for excess and obsolete inventories to conform to our goal to better manage our working capital and reduce our reliance on finished goods inventory as

Notes to Consolidated Financial Statements — (Continued)

well as to include a more consistent definition of what constitutes excess and obsolete inventory. We recognized a pretax charge of approximately $11.1 million in cost of sales during 2006 to reflect a change in accounting estimate related to measurement of our allowances for excess and obsolete inventories. The effect of this change on 2006 income from continuing operations was approximately $7.3 million or $0.14 per diluted share.

Note 8:	Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

	December 31,
	2008	2007
	(In thousands)

Land and land improvements	$34,462	$45,443
Buildings and leasehold improvements	139,268	143,244
Machinery and equipment	386,002	451,733
Computer equipment and software	47,464	42,276
Construction in process	35,376	30,430

Gross property, plant and equipment	642,572	713,126
Accumulated depreciation	(318,003)	(343,323)

Net property, plant and equipment	$324,569	$369,803

Disposals

During 2008, we sold our cable assembly operation in the Czech Republic for $8.2 million and recognized no gain or loss on the transaction. We also sold a non-strategic portion of the Hirschmann business and recorded a loss of $2.8 million in the EMEA segment operating results.

We sold and leased back under a normal sale-leaseback certain Belden Americas segment real estate in Mexico during 2008. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years.

During 2007, we completed the sale of our telecommunications cable operation in the Czech Republic for $25.7 million and recorded a gain of $7.8 million in the EMEA segment operating results. Of the $25.7 million in proceeds, $19.9 million was received in 2007 and $5.8 million was received in 2008. We also sold certain EMEA segment real estate in the Netherlands for $4.0 million and recognized a gain of $0.1 million.

We sold and leased back certain EMEA segment real estate in the Netherlands during 2007. The sales price was $10.0 million, and we deferred a gain of $1.6 million. The lease term is five years with an option to renew up to an additional five years. Of the $10.0 million in proceeds, $9.3 million was received in 2007 and $0.7 million was received in 2008.

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

Impairment

During 2008, we recognized an impairment loss of $7.3 million in the operating results of our Specialty Products segment due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized impairment losses of $6.5 million, $1.2 million, and $0.4 million in the operating results of our Specialty

Notes to Consolidated Financial Statements — (Continued)

Products, EMEA, and Belden Americas segments, respectively, related to our decision to consolidate capacity and dispose of excess machinery and equipment. We estimated the fair values of the asset groups based upon anticipated net proceeds from their disposals.

During 2007, we determined that certain asset groups in the Belden Americas and EMEA segments were impaired. The asset groups in the Belden Americas segment were impaired because of the cessation of manufacturing at a facility in Canada. The asset group in the EMEA segment was impaired because of product portfolio management and product sourcing actions. We estimated the fair values of the asset groups based upon anticipated net proceeds from their sales and recognized impairment losses of $1.9 million and $1.4 million in the Belden Americas and EMEA segments, respectively.

During 2006, we determined that certain asset groups in the Belden Americas and EMEA segments were impaired. The asset groups in the Belden Americas segment were impaired because of our decision to close three manufacturing facilities in the United States and one in Canada. The asset group in the EMEA segment was impaired because of product portfolio management actions we initiated. We estimated the fair values of the asset groups based upon anticipated net proceeds from their sales and recognized impairment losses of $8.6 million and $2.5 million in the Belden Americas and EMEA segments, respectively.

Depreciation Expense

We recognized depreciation expense of $41.9 million, $41.1 million, and $33.1 million in 2008, 2007, and 2006, respectively. We also recognized depreciation expense of $2.7 million related to our discontinued operations in loss from discontinued operations during 2006.

Note 9:	Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Goodwill	$321,478	$—	$321,478	$648,882	$—	$648,882

Intangible assets subject to amortization:
Customer relations	$92,736	(13,074)	$79,662	$82,748	(9,341)	$73,407
Developed technology	52,100	(13,313)	38,787	32,764	(5,385)	27,379
Favorable contracts	1,094	(1,094)	—	1,094	(1,081)	13
Backlog	4,613	(4,613)	—	4,085	(4,085)	—

Total intangible assets subject to amortization	150,543	(32,094)	118,449	120,691	(19,892)	100,799
Trademarks	37,576	—	37,576	53,987	—	53,987

Intangible assets	$188,119	$(32,094)	$156,025	$174,678	$(19,892)	$154,786

Notes to Consolidated Financial Statements — (Continued)

Segment Allocation of Goodwill and Trademarks

The changes in the carrying amount of goodwill are as follows:

	December 31,			Translation	December 31,
	2007	Acquisitions	Impairment	Impact	2008
	(In thousands)

Belden Americas Segment	$60,252	$—	$—	$—	$60,252
Specialty Products Segment	36,950	—	(35,509)	—	1,441
Wireless Segment	—	84,188	(29,541)	—	54,647
EMEA Segment	307,089	30,822	(243,460)	(19,128)	75,323
Asia Pacific Segment	100,907	644	(102,774)	1,223	—
Finance & Administration	143,684	8,584	(22,453)	—	129,815

	$648,882	$124,238	$(433,737)	$(17,905)	$321,478

We believe that goodwill recognized in Finance & Administration benefits the entire Company because it represents acquirer-specific synergies unique to a previous acquisition.

The changes in the carrying amount of trademarks are as follows:

	December 31,			Translation	December 31,
	2007	Acquisitions	Impairment	Impact	2008
	(In thousands)

Belden Americas Segment	$1,359	$—	$(789)	$—	$570
Specialty Products Segment	8,755	—	(331)	—	8,424
Wireless Segment	—	7,000	(3,267)	—	3,733
EMEA Segment	29,462	—	(8,695)	(1,157)	19,610
Asia Pacific Segment	14,411	—	(9,274)	102	5,239

	$53,987	$7,000	$(22,356)	$(1,055)	$37,576

Impairment

The annual measurement date for our goodwill impairment test is fiscal November month-end (November 23, 2008). Due to equity market conditions at that time and the difference between our market value and book value, the carrying amounts of certain reporting units exceeded their respective fair values resulting in a goodwill impairment charge of $433.7 million. We determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. In addition, the carrying amounts of certain trademarks exceeded their respective fair values resulting in a trademark impairment charge of $22.4 million. We determined the estimated fair values of our trademarks by calculating the present values of the estimated cash flows attributable to the respective trademarks. We did not recognize any goodwill or trademark impairment charges in 2007 and 2006.

Amortization Expense

We recognized amortization expense of $14.9 million, $10.6 million, and $2.8 million in 2008, 2007, and 2006, respectively. Of the $14.9 million recognized in 2008, $1.5 million is included in research and development costs in the statement of operations. We expect to recognize annual amortization expense of $15.8 million in 2009 and 2010, $14.2 million in 2011, $9.4 million in 2012, and $5.3 million in 2013.

Note 10:	Other Long-Lived Assets

During 2008, we recognized a $5.0 million impairment of a cost method investment due to the decline in its estimated fair value. The decline in fair value was deemed to be other than temporary based on the investee’s

Notes to Consolidated Financial Statements — (Continued)

inability to sustain an earnings capacity which would justify the carrying amount of the investment. The carrying value of the cost method investment was zero and $5.0 million as of December 31, 2008 and 2007, respectively.

Note 11:	Accrued Liabilities

The carrying value of accrued liabilities was as follows:

	December 31,
	2008	2007
	(In thousands)

Wages, severance and related taxes	$72,985	$50,675
Employee benefits	25,429	18,604
Accrued rebates	20,496	29,254
Deferred revenue	17,507	—
Other (individual items less than 5% of total current liabilities)	44,384	61,496

Accrued liabilities	$180,801	$160,029

North America Restructuring

In 2006, we announced our decision to restructure certain North American operations in an effort to lower our manufacturing cost, starting with the construction of a new manufacturing facility in Mexico, and the closures of plants in Quebec, Illinois, Kentucky and South Carolina. We recognized severance costs totaling $2.5 million in cost of sales and $0.2 million in SG&A expense in the Belden Americas segment in 2007. We recognized severance costs totaling $8.7 million in cost of sales in the Belden Americas segment in 2006. As of December 31, 2008, these restructuring actions have been completed.

EMEA Restructuring

In 2008, we finalized certain plans to realign part of our EMEA operations in order to consolidate manufacturing capacity. We recognized $28.9 million of severance and other restructuring costs related to these realignment plans, including $23.9 million that was accounted for through purchase accounting and $5.0 million that was charged to the statement of operations ($4.8 million in SG&A expenses and $0.2 million in cost of sales). In prior years, we announced various decisions to restructure certain EMEA operations in an effort to reduce manufacturing floor space and overhead, starting with the closures of a manufacturing facility in Sweden and sales offices in the United Kingdom and Germany, as well as product portfolio actions in the Czech Republic and the Netherlands. We recognized severance costs totaling $8.2 million ($6.7 million in cost of sales and $1.5 million in SG&A expenses) in 2006 related to these restructuring actions. Through 2008, we have recognized severance and other restructuring costs totaling $44.7 million (including amounts accounted for through purchase accounting) related to these restructuring actions. We do not expect to recognize additional costs related to these restructuring actions.

Reduction in Force

Beginning in 2006, we identified certain positions throughout the organization for elimination in an effort to reduce production, selling, and administration costs. In 2008, we recognized severance costs totaling $0.6 million ($0.4 million in cost of sales and $0.2 million in SG&A expenses) related to North America position eliminations in the Specialty Products segment. In 2007, we recognized severance costs totaling $0.8 million ($0.1 million in cost of sales and $0.7 million in SG&A expenses) related to North America position eliminations. Severance costs of $0.6 million and $0.2 million were recognized by the Belden Americas segment and the Specialty Products segment, respectively. In 2006, we recognized severance costs totaling $3.5 million ($1.2 million in cost of sales and $2.3 million in SG&A expenses) related to worldwide position eliminations. Severance costs of $1.9 million, $1.0 million, $0.5 million, and $0.1 million were recognized by the Belden Americas segment, the EMEA segment,

Notes to Consolidated Financial Statements — (Continued)

the Specialty Products segment, and the Asia Pacific segment, respectively. As of December 31, 2008, these restructuring actions have been completed.

Voluntary Separation Program

In 2007, we announced a voluntary separation program primarily for associates in the United States who were at least 50 years of age and had 10 years of service with the Company and recognized $0.7 million of severance costs. Severance costs of $0.4 million, $0.2 million and $0.1 million were recognized by the Belden Americas segment, the Specialty Products segment and F&A, respectively. In 2008, we recognized $6.5 million of additional severance costs ($3.5 million in SG&A expenses and $3.0 million in cost of sales). Severance costs of $3.5 million, $2.4 million, and $0.6 million were recognized by the Belden Americas segment, the Specialty Products segment and F&A, respectively. We do not expect to recognize additional costs related to this program.

Global Restructuring

In the fourth quarter of 2008, we announced our decision to further streamline our manufacturing, sales and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. We recognized severance costs totaling $26.3 million ($14.1 million in cost of sales and $12.2 million in SG&A expenses) in 2008 related to these restructuring actions. Severance costs of $18.9 million, $3.2 million, $2.1 million, $1.5 million, and $0.6 million were recognized by the EMEA segment, the Belden Americas segment, the Asia Pacific segment, the Specialty Products segment, and F&A, respectively. We may recognize up to $30 million of additional costs in 2009 related to these restructuring actions.

The table below sets forth restructuring activity that occurred during the last three years. The balances at each year-end are included in accrued liabilities.

Notes to Consolidated Financial Statements — (Continued)

				Voluntary
	North America	EMEA	Reduction	Separation	Global
	Restructuring	Restructuring	in Force	Program	Restructuring
	(In thousands)

Balance at December 31, 2005	$—	$7,698	$—	$—	$—
New charges:
One-time termination arrangement	8,731	—	3,501	—	—
Ongoing benefits arrangement	—	7,307	—	—	—
Special termination benefits	—	908	—	—	—
Cash payments	(1,095)	(11,949)	(124)	—	—
Foreign currency translation	(71)	577	(4)	—	—
Other adjustments	—	(59)	—	—	—

Balance at December 31, 2006	7,565	4,482	3,373	—	—
New charges:
One-time termination arrangement	2,736	—	768	—	—
Special termination benefits	—	—	—	707	—
Cash payments	(9,276)	(3,932)	(2,719)	—	—
Foreign currency translation	490	133	66	—	—
Other adjustments	(223)	76	(521)	—	—

Balance at December 31, 2007	1,292	759	967	707	—
New charges:
One-time termination arrangement	—	—	612	—	—
Ongoing benefits arrangement	—	4,986	—	—	26,290
Special termination benefits	—	—	—	6,479	—
Purchase accounting severance	—	23,850	—	—	—
Cash payments	(1,175)	(6,935)	(1,417)	(5,476)	(2,304)
Foreign currency translation	(14)	1,960	(1)	—	1,124
Other adjustments	(103)	(263)	(161)	(269)	(153)

Balance at December 31, 2008	$—	$24,357	$—	$1,441	$24,957

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other charges in future periods.

Note 12:	Long-Term Debt and Other Borrowing Arrangements

The carrying values of long-term debt and other borrowing arrangements were as follows:

	December 31,
	2008	2007
	(In thousands)

Senior subordinated notes, face amount of $350,000 due 2017, contractual interest rate 7.0%, effective interest rate 7.0%	$350,000	$350,000
Convertible subordinated notes, face amount of $110,000, contractual interest rate 4.0%, effective interest rate 4.0%	—	110,000
Senior secured credit facility, matures in 2011, interest based on LIBOR or the prime rate	240,000	—

Total debt and other borrowing arrangements	590,000	460,000
Less current maturities	—	(110,000)

Long-term debt and other borrowing arrangements	$590,000	$350,000

Notes to Consolidated Financial Statements — (Continued)

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

Convertible Subordinated Debentures

In 2007, we completed the exchange of $110.0 million aggregate principal of new 4.0% convertible subordinated debentures due 2023 for $110.0 million aggregate principal of the previous 4.0% convertible subordinated debentures due 2023. The new convertible debentures contained a net share settlement feature requiring us upon conversion to pay the principal amount in cash and to pay any conversion consideration in excess of the principal amount in shares of our common stock.

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

Medium-Term Notes

In 2007, we redeemed our medium-term notes in the aggregate principal amount of $62.0 million. In connection therewith, we paid a make-whole premium of $2.0 million which was recognized as other expense in the Consolidated Statements of Operations. The redemption was made with cash on hand.

Senior Secured Credit Facility

We have a senior secured credit facility with a $350.0 million commitment. The facility matures in January 2011, has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States. At December 31, 2008, there was $240.0 million of outstanding borrowings under the facility at a 3.4% interest rate, and we had $103.2 million in available borrowing capacity, net of letters of credit. The facility contains certain financial covenants, including maintenance of maximum leverage and minimum fixed charge coverage ratios, with which we are required to comply. As of December 31, 2008, we were in compliance with these covenants.

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2008 are as follows (in thousands):

2009	$—
2010	—
2011	240,000
2012	—
2013	—
Thereafter	350,000

$590,000

Notes to Consolidated Financial Statements — (Continued)

Note 13:	Income Taxes

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Income (loss) from continuing operations before taxes:
United States operations	$(95,055)	$95,314	$100,058
Foreign operations	(272,167)	106,249	12,218

	$(367,222)	$201,563	$112,276

Income tax expense (benefit):
Currently payable:
United States federal	$9,826	$10,960	$13,513
United States state and local	1,706	3,165	409
Foreign	19,627	25,370	7,895

	31,159	39,495	21,817
Deferred:
United States federal	(16,507)	21,685	15,946
United States state and local	1,425	1,227	2,869
Foreign	(22,272)	2,033	81

	(37,354)	24,945	18,896

Total income tax expense (benefit)	$(6,195)	$64,440	$40,713

	Years Ended December 31,
	2008	2007	2006

Effective income tax rate reconciliation:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	0.4%	2.1%	2.9%
Impact of change in deferred tax asset valuation allowance	1.0%	(2.9)%	3.3%
Impact of change in tax contingencies	(0.3)%	0.6%	(4.3)%
Impact of foreign income tax rate differences	(6.9)%	(2.7)%	(0.2)%
Impact of goodwill impairment charge	(28.0)%	0.0%	0.0%
Other	0.5%	(0.1)%	(0.4)%

	1.7%	32.0%	36.3%

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted by a tax sharing agreement with Cooper Industries Ltd., our former parent. This tax agreement requires us to pay Cooper most of the tax benefits resulting from basis adjustments arising from an initial public offering on October 6, 1993. The effect of the Cooper tax agreement is to put us in the same financial position we would have been in had there been no increase in the tax basis of our assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for 2008, 2007, and 2006 by $1.5 million, $1.5 million, and $1.2 million, respectively. Included in taxes paid for 2008, 2007, and 2006 were $1.3 million, $38.9 million, and $10.4 million, respectively, paid to Cooper in accordance with the tax agreement.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2008	2007
	(In thousands)

Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment and intangibles	$(85,667)	$(105,385)

Deferred income tax assets:
Postretirement and pension accruals	30,883	14,462
Reserves and accruals	32,524	37,130
Net operating loss carryforwards	73,024	27,996
Valuation allowances	(32,428)	(23,765)

	104,003	55,823

Net deferred income tax asset (liability)	$18,336	$(49,562)

	December 31,
	2008			2007
	Current	Noncurrent	Total	Current	Noncurrent	Total
	(In thousands)

Deferred income tax assets	$22,606	$81,397	$104,003	$28,578	$27,245	$55,823
Deferred income tax liabilities	—	(85,667)	(85,667)	—	(105,385)	(105,385)

	$22,606	$(4,270)	$18,336	$28,578	$(78,140)	$(49,562)

In 2008, the change in deferred income tax liabilities is primarily due to the impairment of goodwill and other intangibles. The change in deferred income tax assets stems primarily from the change in the benefit obligation for pension plans and from the net operating losses assumed in the acquisition of Trapeze, partially offset by valuation allowances on a portion of those net operating losses.

As of December 31, 2008, we had $314.2 million of net operating loss carryforwards and $3.8 million of tax credit carryforwards, as adjusted by the Cooper tax agreement. Unless otherwise utilized, net operating loss carryforwards will expire as follows: $7.7 million in 2009, $36.6 million between 2011 and 2013, and $193.8 million between 2014 and 2027. Net operating losses with an indefinite carryforward period total $76.1 million. Unless otherwise utilized, tax credit carryforwards of $1.8 million will expire in 2018. Tax credit carryforwards with an indefinite carryforward period total $2.0 million. The net operating loss carryforwards expiring in 2009 through 2011 will not have a significant impact on the effective tax rate because of deferred tax asset valuation allowances recorded for those loss carryforwards.

Our foreign subsidiaries incurred a loss before taxes of $272.2 million in 2008. Upon distribution of foreign subsidiary income, we may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of these earnings.

In 2008, we recognized a $6.0 million increase to reserves for uncertain tax positions. Of this $6.0 million, $3.8 million increased goodwill rather than increasing tax expense, as the liabilities and interest relate to pre-

Notes to Consolidated Financial Statements — (Continued)

acquisition periods of acquired companies. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$5,728
Additions based on tax positions related to the current year	768
Additions for tax positions of prior years	4,555
Reductions for tax positions of prior years	(494)

Balance at December 31, 2008	$10,557

The balance of $10.6 million at December 31, 2008 is comprised of tax positions that, if recognized, would impact the effective tax rate.

As of December 31, 2008, we believe it is reasonably possible that the total amount of unrecognized tax benefits related to two audits may significantly change within the next twelve months. First, we believe that several uncertain positions stemming from an audit by the Canada Revenue Agency of a Canadian subsidiary of ours, and that are currently under appeal, are likely to be settled in 2009. Second, we believe that an ongoing audit of a German subsidiary of ours by the German tax authorities is likely to be concluded in 2009. An estimate of the range of reasonably possible changes cannot be made at this time.

Our practice is to recognize interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses. During 2008, 2007, and 2006 we recognized approximately $1.2 million, $0.1 million and $0.3 million, respectively, in interest expense and penalties. We have approximately $1.8 million, $0.5 million and $1.1 million for the payment of interest and penalties accrued at December 31, 2008, 2007 and 2006, respectively.

Our federal income tax returns for the tax years 2005 and later remain subject to examination by the Internal Revenue Service. Our state income tax returns for the tax years 2003 and later remain subject to examination by various state taxing authorities. Our foreign income tax returns for the tax years 2002 and later remain subject to examination by various foreign taxing authorities.

Note 14:	Pension and Other Postretirement Benefits

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

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2008, 2007, and 2006 was $9.1 million, $8.8 million, and $8.9 million, respectively.

We sponsor unfunded postretirement medical and life insurance benefit plans for certain of our employees in Canada and the United States. The medical benefit portion of the United States plan is only for employees who

Notes to Consolidated Financial Statements — (Continued)

retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets as well as a statement of the funded status and balance sheet reporting for these plans.

	Pension Benefits		Other Benefits
Years Ended December 31,	2008	2007	2008	2007
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$(229,955)	$(184,618)	$(46,010)	$(45,485)
Service cost	(5,577)	(6,348)	(134)	(418)
Interest cost	(12,444)	(11,804)	(2,494)	(2,409)
Participant contributions	(96)	(111)	(24)	(30)
Plan amendments	(42)	—	—	879
Actuarial gain	7,254	17,988	3,927	743
Acquisitions	—	(54,334)	—	—
Liability curtailments	—	2,602	—	2,589
Liability settlements	(1,621)	—	—	—
Special termination benefits	—	(1,104)	—	(170)
Foreign currency exchange rate changes	14,377	(9,846)	5,305	(4,723)
Benefits paid	31,034	17,620	2,831	3,014

Benefit obligation, end of year	$(197,070)	$(229,955)	$(36,599)	$(46,010)

	Pension Benefits		Other Benefits
Years Ended December 31,	2008	2007	2008	2007
	(In thousands)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$179,060	$171,379	$—	$—
Actual return on plan assets	(34,871)	8,828	—	—
Employer contributions	15,903	12,227	2,807	2,984
Plan participant contributions	96	111	24	30
Foreign currency exchange rate changes	(15,103)	4,135	—	—
Benefits paid	(31,034)	(17,620)	(2,831)	(3,014)

Fair value of plan assets, end of year	$114,051	$179,060	$—	$—

	Pension Benefits		Other Benefits
Years Ended December 31,	2008	2007	2008	2007
	(In thousands)

Funded Status:
Funded status	$(83,022)	$(50,895)	$(36,599)	$(46,010)
Unrecognized net actuarial loss	56,410	18,543	4,436	8,535
Unrecognized prior service cost	477	454	(876)	(1,257)

Accrued benefit cost	$(26,135)	$(31,898)	$(33,039)	$(38,732)

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007
	(In thousands)

Amounts recongized in the balance sheets:
Prepaid benefit cost	$7,796	$10,802	$—	$—
Accrued benefit liability (current)	(4,355)	(6,286)	(2,803)	(3,246)
Accrued benefit liability (noncurrent)	(86,460)	(55,411)	(33,796)	(42,673)
Noncurrent deferred taxes	22,992	7,787	2,004	2,875
Accumulated other comprehensive income	33,892	11,210	1,556	4,312

Net amount recognized	$(26,135)	$(31,898)	$(33,039)	$(38,732)

In 2007, the change in benefit obligation for pension plans stems primarily from the liabilities assumed in the acquisition of Hirschmann, the use of lower discount rates in 2007 than in 2006, and the impact of the curtailment with respect to the Canadian pension plans. In 2008, the change in benefit obligation for pension plans stems primarily from the use of higher discount rates in 2008 than in 2007 and the currency effect of pension plans outside the United States at December 31, 2008, than at December 31, 2007.

The accumulated benefit obligation for all defined benefit pension plans was $193.4 million and $225.6 million at December 31, 2008 and 2007, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $169.3 million, $165.7 million, and $78.5 million, respectively, as of December 31, 2008 and $70.5 million, $69.0 million, and $9.6 million, respectively, as of December 31, 2007. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $27.8 million, $27.7 million, and $35.6 million, respectively, as of December 31, 2008, were $159.5 million, $156.6 million, and $169.4 million, respectively, as of December 31, 2007.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2008	2007	2006	2008	2007	2006
	(In thousands)

Components of net periodic benefit cost:
Service cost	$5,577	$6,348	$6,163	$134	$418	$646
Interest cost	12,444	11,804	9,146	2,494	2,409	2,326
Expected return on plan assets	(12,150)	(12,266)	(10,814)	—	—	—
Amortization of prior service cost	14	14	(27)	(210)	(106)	(106)
Curtailment loss (gain)	1,674	(2,373)	—	—	(938)	—
Special termination benefits	—	1,104	—	—	—	—
Settlement of liabilities	—	—	(45)	—	—	—
Net loss recognition	1,378	2,254	2,502	685	610	687

Net periodic benefit cost	$8,937	$6,885	$6,925	$3,103	$2,393	$3,553

Notes to Consolidated Financial Statements — (Continued)

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007

Weighted average assumptions for benefit obligations at year end:
Discount rate	6.3%	5.9%	6.8%	5.9%
Salary increase	4.0%	3.8%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	5.9%	5.4%	5.9%	5.3%
Salary increase	3.8%	4.0%	N/A	N/A
Expected return on assets	7.3%	7.3%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	9.3%	10.0%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2017	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2008 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)

Effect on total of service and interest cost components	$237	$(202)
Effect on postretirement benefit obligation	$3,140	$(2,715)

The following table reflects the pension plans’ actual and target asset allocations.

	Target	Actual	Actual
December 31,	2009	2008	2007

Asset Category:
Equity securities	58%	55%	60%
Debt securities	42%	45%	40%
Real estate	0%	0%	0%
Other	0%	0%	0%

Total	100%	100%	100%

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

The following table reflects the benefits as of December 31, 2008 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as Medicare subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with

Notes to Consolidated Financial Statements — (Continued)

respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

			Medicare
	Pension	Other	Subsidy
	Plans	Plans	Receipts
	(In thousands)

2009	$15,148	$3,188	$293
2010	16,019	3,229	290
2011	15,916	3,259	281
2012	16,508	3,280	271
2013	15,823	3,244	258
2014-2018	86,028	15,206	1,045

Total	$165,442	$31,406	$2,438

We anticipate contributing $20.6 million and $2.9 million to our pension and other postretirement plans, respectively, during 2009.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefits cost at December 31, 2008, the changes in these amounts during the year ended December 31, 2008, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2009 are as follows.

	Pension	Other
	Benefits	Benefits
	(In thousands)

Components of accumulated other comprehensive income:
Net actuarial loss	$56,410	$4,436
Net prior service cost (credit)	477	(876)

	$56,887	$3,560

	Pension	Other
	Benefits	Benefits
	(In thousands)

Changes in accumulated other comprehensive income:
Net actuarial loss, beginning of year	$18,544	$8,535
Amortization cost	(1,378)	(685)
Liability gain	(7,247)	(3,927)
Asset loss	47,023	—
Recognition of settlement gain	(1,674)	—
Other	1,621	—
Currency impact	(479)	513

Net actuarial loss, end of year	$56,410	$4,436

Prior service cost, beginning of year	$454	$(1,257)
Amortization cost	(14)	210
Plan amendment	37	—
Currency impact	—	171

Prior service cost, end of year	$477	$(876)

Notes to Consolidated Financial Statements — (Continued)

	Pension	Other
	Benefits	Benefits
	(In thousands)

Expected 2009 amortization:
Amortization of prior service cost	$20	$(196)
Amortization of net losses	2,349	513

	$2,369	$317

Note 15:	Share-Based Compensation

Compensation cost charged against income, primarily SG&A expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Total share-based compensation cost	$13,568	$10,562	$5,765
Income tax benefit	4,803	3,919	2,214

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. We grant SARs and stock options with an exercise price equal to the market price of our common stock on the grant date. Generally, SARs may be converted into shares of our common stock in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. Stock options generally become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting if there is a change in control of the Company. Both restricted stock shares and units with service conditions generally vest 3 or 5 years from the grant date. Restricted stock units with performance conditions begin to vest upon satisfaction of certain financial performance conditions on the first anniversary of their grant date and then vest ratably on the second and third anniversaries of their grant date. If the financial performance conditions are not satisfied, the restricted stock units are forfeited.

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

Notes to Consolidated Financial Statements — (Continued)

amortized to expense using the straight-line method. Compensation costs for awards with performance conditions are amortized to expense using the graded attribution method.

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except weighted average fair value and assumptions)

Weighted-average fair value of SARs and options granted	$15.56	$21.75	$11.37
Total intrinsic value of SARs converted and options exercised	3,377	23,112	20,516
Cash received for options exercised	6,103	32,335	38,808
Excess tax benefits realized from equity award activity	1,279	8,533	7,369
Weighted-average fair value of restricted stock shares and units granted	33.10	44.67	28.96
Total fair value of restricted stock shares and units vested	3,541	434	997
Expected volatility	37.21%	37.85%	36.92%
Expected term (in years)	6.1	6.2	6.5
Risk-free rate	3.11%	4.71%	4.54%
Dividend yield	0.51%	0.41%	0.76%

	SARs and Stock Options				Restricted Shares
			Weighted-		and Units
		Weighted-	Average			Weighted-
		Average	Remaining	Aggregate		Average
		Exercise	Contractual	Intrinsic		Grant-Date
	Number	Price	Term	Value	Number	Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)

Outstanding at January 1, 2008	2,031	$29.04			515	$33.61
Granted	579	38.93			320	33.10
Exercised or converted	(255)	25.90			(98)	36.12
Forfeited or expired	(124)	37.92			(159)	40.91

Outstanding at December 31, 2008	2,231	$31.48	7.0	$947	578	$30.90

Vested or expected to vest at December 31, 2008	2,109	$30.87	6.9	$951
Exercisable or convertible at December 31, 2008	1,319	24.82	5.8	951

At December 31, 2008, the total unrecognized compensation cost related to all nonvested awards was $18.5 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

Note 16:	Stockholder Rights Plan

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

Notes to Consolidated Financial Statements — (Continued)

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

Note 17:	Operating Leases

Operating lease expense incurred primarily for office space, machinery and equipment was $27.1 million, $19.6 million, and $13.8 million in 2008, 2007, and 2006, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2008 are as follows (in thousands):

2009	$17,936
2010	14,466
2011	11,816
2012	8,295
2013	6,288
Thereafter	29,624

$88,425

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 18:	Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 32%, 34% and 46% of revenues in 2008, 2007, and 2006, respectively.

Unconditional Copper Purchase Obligations

At December 31, 2008, we were committed to purchase approximately 1.8 million pounds of copper at an aggregate cost of $3.3 million. At December 31, 2008, the fixed cost of this purchase was $0.8 million over the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. These commitments will mature in 2009.

Labor

Approximately 21% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 16% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2009.

Notes to Consolidated Financial Statements — (Continued)

International Operations

The carrying amounts of net assets belonging to our international operations were as follows:

	December 31,
	2008	2007
	(In thousands)

Canada and Latin America	$89,270	$153,304
Europe, Africa and Middle East	133,557	356,103
Asia Pacific	142,689	226,760

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2008 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2008 was $590.0 million. The fair value of our debt instruments at December 31, 2008 was approximately $485.0 million based on sales prices of the debt instruments from recent trading activity. Included in this amount is an estimated $245.0 million fair value of senior subordinated notes with a face value of $350.0 million and an estimated $240.0 million fair value of borrowings under our senior secured credit facility.

Note 19:	Contingent Liabilities

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

Letters of Credit, Guarantees and Bonds

At December 31, 2008, we were party to unused standby letters of credit and unused bank guarantees totaling $6.2 million and $7.2 million, respectively. We also maintain bonds totaling $2.6 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, and the importation of product into the United States and Canada.

Note 20:	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Income tax refunds received	$1,997	$1,968	$1,548
Income taxes paid	(54,025)	(55,898)	(29,212)
Interest paid, net of amount capitalized	(32,281)	(21,740)	(14,122)

Note 21:	Share Repurchases

In 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. In 2008, we completed the share repurchase program and repurchased 1,753,794 shares of our common stock at an aggregate cost of $68.3 million, an average price per share of $38.96. From the inception of the share repurchase program in August 2007 through its completion, we

Notes to Consolidated Financial Statements — (Continued)

repurchased a total of 2,430,594 shares of our common stock at an aggregate cost of $100.0 million, an average price per share of $41.14.

Note 22:	Quarterly Operating Results (unaudited)

2008	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)

Number of days in quarter	90	91	91	94	366
Revenues	$511,826	$556,303	$520,494	$417,267	$2,005,890
Gross profit	145,817	166,473	153,652	97,740	563,682
Operating income (loss)	26,598	65,858	47,738	(482,382)	(342,188)
Net income (loss)	13,220	42,150	31,653	(448,050)	(361,027)
Basic income (loss) per share	$0.30	$0.97	$0.71	$(9.64)	$(8.08)
Diluted income (loss) per share	$0.27	$0.89	$0.67	$(9.64)	$(8.08)

2007	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)

Number of days in quarter	84	91	91	99	365
Revenues	$336,703	$549,943	$561,611	$584,584	$2,032,841
Gross profit	90,689	151,200	157,697	161,784	561,370
Operating income	37,248	51,729	72,497	59,262	220,736
Net income	22,014	30,104	49,416	35,589	137,123
Basic income per share	$0.50	$0.67	$1.10	$0.79	$3.06
Diluted income per share	$0.44	$0.60	$0.99	$0.71	$2.73

Included in the first quarter, third quarter, and fourth quarter of 2008 are goodwill and other asset impairment charges of $11.5 million, $0.8 million, and $464.2 million, respectively. Included in the first quarter and second quarter of 2007 are asset impairment charges of $1.4 million and $1.9 million, respectively.

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

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$130	$57,522	$169,761	$—	$227,413
Receivables, net	—	83,923	208,313	—	292,236
Inventories, net	—	110,018	106,004	—	216,022
Deferred income taxes	—	(12,344)	34,950	—	22,606
Other current assets	1,782	7,133	25,911	—	34,826

Total current assets	1,912	246,252	544,939	—	793,103
Property, plant and equipment, less accumulated depreciation	—	123,530	201,039	—	324,569
Goodwill	—	243,233	78,245	—	321,478
Intangible assets, less accumulated amortization	—	83,586	72,439	—	156,025
Investment in subsidiaries	838,088	362,329	—	(1,200,417)	—
Other long-lived assets	7,753	2,323	43,312	—	53,388

	$847,753	$1,061,253	$939,974	$(1,200,417)	$1,648,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$49,738	$111,006	$—	$160,744
Accrued liabilities	12,723	56,290	111,788	—	180,801

Total current liabilities	12,723	106,028	222,794	—	341,545
Long-term debt	590,000	—	—	—	590,000
Postretirement benefits	—	49,561	70,695	—	120,256
Deferred income taxes	—	(14,366)	18,636	—	4,270
Other long-term liabilities	9,991	5,807	5,826	—	21,624
Intercompany accounts	130,852	(386,116)	255,264	—	—
Total stockholders’ equity	104,187	1,300,339	366,759	(1,200,417)	570,868

	$847,753	$1,061,253	$939,974	$(1,200,417)	$1,648,563

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$13,947	$146,017	$—	$159,964
Receivables, net	—	100,091	273,017	—	373,108
Inventories, net	—	119,585	137,955	—	257,540
Deferred income taxes	—	(6,509)	35,087	—	28,578
Other current assets	1,986	4,910	10,496	—	17,392

Total current assets	1,986	232,024	602,572	—	836,582
Property, plant and equipment, less accumulated depreciation	—	133,882	235,921	—	369,803
Goodwill	—	248,604	400,278	—	648,882
Intangible assets, less accumulated amortization	—	54,019	100,767	—	154,786
Investment in subsidiaries	923,888	647,642	—	(1,571,530)	—
Other long-lived assets	7,709	5,547	45,540	—	58,796

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,037	$59,073	$128,908	$—	$190,018
Accrued liabilities	12,381	64,153	83,495	—	160,029
lCurrent maturities of long-term debt	110,000	—	—	—	110,000

Total current liabilities	124,418	123,226	212,403	—	460,047
Long-term debt	350,000	—	—	—	350,000
Postretirement benefits	—	15,486	82,598	—	98,084
Deferred income taxes	—	41,932	36,208	—	78,140
Other long-term liabilities	5,250	2,597	2,068	—	9,915
Intercompany accounts	(79,093)	(246,038)	325,131	—	—
Total stockholders’ equity	533,008	1,384,515	726,670	(1,571,530)	1,072,663

	$933,583	$1,321,718	$1,385,078	$(1,571,530)	$2,068,849

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Operations

	Year Ended December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$973,255	$1,239,693	$(207,058)	$2,005,890
Cost of sales	—	(711,501)	(937,765)	207,058	(1,442,208)

Gross profit	—	261,754	301,928	—	563,682
Selling, general and administrative expenses	(267)	(159,847)	(202,008)	—	(362,122)
Research and development	—	(15,432)	(34,657)	—	(50,089)
Amortization of intangibles	—	(5,513)	(7,927)	—	(13,440)
Loss on sale of assets	—	—	(3,727)	—	(3,727)
Goodwill and other asset impairment	—	(117,308)	(359,184)	—	(476,492)

Operating income (loss)	(267)	(36,346)	(305,575)	—	(342,188)
Interest expense	(34,825)	29	(1,864)	—	(36,660)
Interest income	—	445	4,855	—	5,300
Other income	—	—	6,326	—	6,326
Intercompany income (expense)	13,037	(20,054)	7,017	—	—
Income (loss) from equity investment in subsidiaries	(347,358)	(284,960)	—	632,318	—

Income (loss) from continuing operations before taxes	(369,413)	(340,886)	(289,241)	632,318	(367,222)
Income tax benefit (expense)	8,386	(6,472)	4,281	—	6,195

Net income (loss)	$(361,027)	$(347,358)	$(284,960)	$632,318	$(361,027)

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$1,057,939	$1,226,602	$(251,700)	$2,032,841
Cost of sales	—	(787,152)	(936,019)	251,700	(1,471,471)

Gross profit	—	270,787	290,583	—	561,370
Selling, general and administrative expenses	(969)	(151,935)	(164,577)	—	(317,481)
Research and development	—	(603)	(17,240)	—	(17,843)
Amortization of intangibles	—	(2,259)	(8,345)	—	(10,604)
Gain on sale of assets	—	716	7,840	—	8,556
Goodwill and other asset impairment	—	—	(3,262)	—	(3,262)

Operating income (loss)	(969)	116,706	104,999	—	220,736
Interest expense	(27,467)	(110)	61	—	(27,516)
Interest income	—	2,827	3,717	—	6,544
Other income (expense)	—	(2,016)	3,815	—	1,799
Intercompany income (expense)	15,171	(11,006)	(4,165)	—	—
Income (loss) from equity investment in subsidiaries	145,745	81,006	—	(226,751)	—

Income (loss) from continuing operations before taxes	132,480	187,407	108,427	(226,751)	201,563
Income tax benefit (expense)	4,643	(41,662)	(27,421)	—	(64,440)

Net income (loss)	$137,123	$145,745	$81,006	$(226,751)	$137,123

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$994,843	$714,504	$(213,536)	$1,495,811
Cost of sales	—	(757,141)	(618,893)	213,536	(1,162,498)

Gross profit	—	237,702	95,611	—	333,313
Selling, general and administrative expenses	(552)	(132,960)	(68,785)	—	(202,297)
Amortization of intangibles	—	(2,251)	(591)	—	(2,842)
Gain on sale of assets	—	—	1,383	—	1,383
Goodwill and other asset impairment	—	(4,835)	(6,244)	—	(11,079)

Operating income (loss)	(552)	97,656	21,374	—	118,478
Interest expense	(5,466)	(7,562)	(68)	—	(13,096)
Interest income	—	4,486	2,595	—	7,081
Intercompany income (expense)	5,744	281	(6,025)	—	—
Income (loss) from equity investment in subsidiaries	66,113	4,085	—	(70,198)	—
Other expense	—	—	(187)	—	(187)

Income (loss) from continuing operations before taxes	65,839	98,946	17,689	(70,198)	112,276
Income tax benefit (expense)	96	(32,833)	(7,976)	—	(40,713)

Income (loss) from continuing operations	65,935	66,113	9,713	(70,198)	71,563
Loss from discontinued operations, net of tax	—	—	(1,330)	—	(1,330)
Loss on disposal of discontinued operations, net of tax	—	—	(4,298)	—	(4,298)

Net income (loss)	$65,935	$66,113	$4,085	$(70,198)	$65,935

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Cash Flow Statements

	Year Ended December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net cash provided by (used for) operating activities	$206,284	$(64,730)	$32,320	$—	$173,874
Cash flows from investing activities:
Cash used to invest in or acquire businesses	(136,032)	(3,009)	(8,343)	—	(147,384)
Capital expenditures	—	(19,607)	(33,954)	—	(53,561)
Proceeds from disposal of tangible assets	—	679	40,219	—	40,898

Net cash provided by (used for) investing activities	(136,032)	(21,937)	(2,078)	—	(160,047)
Cash flows from financing activities:
Borrowings under credit arrangements	240,000	—	—	—	240,000
Payments under borrowing arrangements	(110,000)	—	—	—	(110,000)
Payments under share repurchase program	(68,336)	—	—	—	(68,336)
Cash dividends paid	(8,926)	—	—	—	(8,926)
Proceeds from exercises of stock options	6,103	—	—	—	6,103
Excess tax benefits related to share-based payments	1,279	—	—	—	1,279
Intercompany capital contributions	(130,242)	130,242	—	—	—

Net cash provided by (used for) financing activities	(70,122)	130,242	—	—	60,120
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(6,498)	—	(6,498)

Increase in cash and cash equivalents	130	43,575	23,744	—	67,449
Cash and cash equivalents, beginning of year	—	13,947	146,017	—	159,964

Cash and cash equivalents, end of year	$130	$57,522	$169,761	$—	$227,413

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net cash provided by (used for) operating activities	$(224,116)	$235,598	$194,074	$—	$205,556
Cash flows from investing activities:
Cash used to invest in or acquire businesses	—	—	(589,816)	—	(589,816)
Capital expenditures	—	(33,668)	(29,833)	—	(63,501)
Proceeds from disposal of tangible assets	—	11,023	49,159	—	60,182
Cash provided by other investing activities	—	—	2,911	—	2,911

Net cash used for investing activities	—	(22,645)	(567,579)	—	(590,224)
Cash flows from financing activities:
Borrowings under credit arrangements	566,000	—	—	—	566,000
Payments under borrowing arrangements	(216,000)	(62,000)	—	—	(278,000)
Payments under share repurchase program	(31,664)	—	—	—	(31,664)
Cash dividends paid	(9,026)	—	—	—	(9,026)
Debt issuance costs	(11,070)	—	—	—	(11,070)
Proceeds from exercises of stock options	32,335	—	—	—	32,335
Excess tax benefits related to share-based payments	8,533	—	—	—	8,533
Intercompany capital contributions	(114,992)	(273,619)	388,611	—	—

Net cash provided by (used for) financing activities	224,116	(335,619)	388,611	—	277,108
Effect of currency exchange rate changes on cash and cash equivalents	—	—	13,373	—	13,373

Increase (decrease) in cash and cash equivalents	—	(122,666)	28,479	—	(94,187)
Cash and cash equivalents, beginning of year	—	136,613	117,538	—	254,151

Cash and cash equivalents, end of year	$—	$13,947	$146,017	$—	$159,964

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net cash provided by (used for) operating activities	$(36,378)	$126,108	$51,426	$—	$141,156
Cash flows from investing activities:
Cash used to invest in or acquire businesses	—	(5,000)	(6,715)	—	(11,715)
Capital expenditures	—	(16,074)	(5,589)	—	(21,663)
Proceeds from disposal of tangible assets	—	89	33,970	—	34,059
Cash used for other investing activities	—	(2,146)	—	—	(2,146)

Net cash provided by (used for) investing activities	—	(23,131)	21,666	—	(1,465)
Cash flows from financing activities:
Payments under borrowing arrangements	—	(59,000)	(51)	—	(59,051)
Cash dividends paid	(8,736)	—	—	—	(8,736)
Debt issuance costs	(1,063)	—	—	—	(1,063)
Proceeds from exercises of stock options	38,808	—	—	—	38,808
Excess tax benefits related to share-based payments	7,369	—	—	—	7,369

Net cash provided by (used for) financing activities	36,378	(59,000)	(51)	—	(22,673)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	2,495	—	2,495

Increase in cash and cash equivalents	—	43,977	75,536	—	119,513
Cash and cash equivalents, beginning of year	—	92,636	42,002	—	134,638

Cash and cash equivalents, end of year	$—	$136,613	$117,538	$—	$254,151

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. That evaluation excluded the business operations of Trapeze acquired in 2008. The acquired business operation excluded from our evaluation constituted $143 million of our total assets at December 31, 2008 and $14 million and $54 million of our revenues and operating loss, respectively, for the year ended December 31, 2008. The operations of Trapeze will be included in our 2009 evaluation. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden Inc.

We have audited Belden Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trapeze, which are included in the 2008 consolidated financial statements of Belden Inc. and constituted $143 million of total assets as of December 31, 2008 and $14 million and $54 million of revenues and operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Belden Inc. also did not include an evaluation of the internal control over financial reporting of Trapeze.

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, of Belden Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 27, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Proposals to Be Voted On — Item I-Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Board Structure and Compensation” (opening paragraph and table), “Board Structure and Compensation — Audit Committee,” ‘Stock Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board Structure and Compensation — Nominating and Corporate Governance Committee” and the answer to “May I propose actions for consideration at next year’s annual meeting of stockholders or nominate individuals to serve as directors?”, as described in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to “Executive Compensation” and “Director Compensation” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information on December 31, 2008” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Board Structure and Compensation” (paragraph following the table) as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to “Board Structure and Compensation — Fees to Independent Registered Public Accountants for 2008 and 2007” and “Board Structure and Compensation — Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2008

Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2008

Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestures/	Charge		Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Recoveries	Movement	Balance
	(In thousands)

Accounts Receivable — Allowance for Doubtful Accounts:
2008	$3,893	$3,498	$549	$(2,644)	$(304)	$(94)	$4,898
2007	2,637	1,715	1,468	(2,077)	(142)	292	3,893
2006	3,839	477	—	(1,835)	(28)	184	2,637
Inventories — Obsolescence and Other Valuation Allowances:
2008	$19,529	$12,994	$2,274	$(9,035)	$—	$(565)	$25,197
2007	15,187	4,802	9,973	(11,907)	—	1,474	19,529
2006	14,912	14,395	—	(14,259)	—	139	15,187
Deferred Income Tax Asset — Valuation Allowance:
2008	$23,765	$691	$16,411	$(527)	$(8,282)	$370	$32,428
2007	31,253	—	—	(555)	(6,933)	—	23,765
2006	27,786	3,764	—	(264)	(33)	—	31,253

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3. Exhibits The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

3.1		Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1.
3.2		Bylaws, as amended and restated	November 24, 2008 Form 8-K, Exhibit 3.1.
4.1		Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1
4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4
10	.5*	Cable Design Technologies Corporation (CDT) Long-Term Performance Incentive Plan	November 1, 1993 Form S-1, Exhibit 10.18
10	.6*	CDT Supplemental Long-Term Performance Incentive Plan	January 17, 1996 Proxy Statement, Exhibit A

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.7*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.8*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.9*	Form of June 11, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.18
10	.10*	Form of April 23, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.19
10	.11*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.12*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 11, 2007 Proxy Statement, Appendix I
10	.13*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.14*	Form of Restricted Stock Grant	December 16, 2002 Form 10-Q, Exhibit 10.22; November 15, 2004 Form 10-Q, Exhibit 10.20; May 19, 2005 Form 8-K, Exhibit 10.01
10	.15*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.16*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; filed herewith.
10	.17*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.2; February 29, 2008 Form 10-K, Exhibit 10.17; filed herewith.
10	.18*	Form of Restricted Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.3; February 29, 2008 Form 10-K, Exhibit 10.18; filed herewith.
10	.19*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4
10	.20*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.5
10	.21*	Belden CDT Inc. Long-Term Cash Performance Plan	March 31, 2005 Form 10-K, Exhibit 10.36
10	.22*	Belden Inc. Annual Cash Incentive Plan, as amended	Filed herewith.
10	.23*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.24*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50
10	.25*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.26*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.27*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.28*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1.
10	.29*	Amended and Restated Executive Employment Agreement with Gray Benoist	December 22, 2008 Form 8-K, Exhibit 10.1.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.30*	Executive Employment Agreement with Richard Kirschner	August 3, 2007 Form 10-Q, Exhibit 10.2
10	.31*	Form of Executive Employment Agreement with D. Larrie Rose	July 26, 2007 8-K, Exhibit 10.01
10	.32*	Employment Agreement with Wolfgang Babel, with First Amendment	February 29, 2008 Form 10-K, Exhibit 10.38, November 7, 2008 Form 10-Q, Exhibit 10.1.
10	.33*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1.
10	.34*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2.
10	.35*	Amended and Restated Executive Employment Agreement with Stephen H. Johnson	Filed herewith.
10	.36*	Amended and Restated Executive Employment Agreement with John Norman	Filed herewith.
10	.37*	Amended and Restated Executive Employment Agreement with Louis Pace	Filed herewith.
10	.38*	Amended and Restated Executive Employment Agreement with Cathy O. Staples	Filed herewith.
10	.39*	Amended and Restated Executive Employment Agreement with Denis Suggs	Filed herewith.
10	.40*	Severance Agreement with Naresh Kumra	Filed herewith.
10	.41*	Form of Indemnification Agreement with each of the Directors and Wolfgang Babel, Gray Benoist, Steven Biegacki, Kevin Bloomfield, Robert Canny, Stephen Johnson, Richard Kirschner, Naresh Kumra, John Norman, Louis Pace, Larrie Rose, Peter Sheehan, Cathy Staples, John Stroup and Denis Suggs	March 1, 2007 10-K, Exhibit 10.39
10	.42*	Separation of Employment Agreement with Robert Canny	November 2, 2007 Form 10-Q, Exhibit 10.1
10	.43*	Separation of Employment Agreement-Retirement with D. Larrie Rose	February 29, 2008 Form 10-K, Exhibit 10.36.
10	.44*	Separation of Employment Agreement with Peter Sheehan	February 29, 2008 Form 10-K, Exhibit 10.37.
10	.45*	Separation of Employment Agreement with Louis Pace	Filed herewith.
10.46		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1
10.47		Credit Agreement Consent	November 3, 2006 Form 10-Q, Exhibit 10.4
10.48		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.49		Second Amendment to Credit Agreement	December 26, 2007 8-K, Exhibit 10.1
10.50		Wachovia Commitment Letter	February 8, 2007 Form 8-K, Exhibit 10.1
12.1		Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
14.1		Code of Ethics	August 25, 2008 Form 8-K, Exhibit 14.1.
21.1		List of Subsidiaries of Belden Inc.	Filed herewith.
23.1		Consent of Ernst & Young LLP	Filed herewith.
24.1		Powers of Attorney from Members of the Board of Directors	Filed herewith.

The filings referenced for incorporation by
Exhibit		reference are Company (Belden Inc.) filings unless
Number	Description of Exhibit	noted to be those of Belden 1993 Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith.

*	Management contract or compensatory plan

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

Belden Inc., Attention: Secretary
7733 Forsyth Boulevard, Suite 800
St. Louis, Missouri 63105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN INC.

By	/s/ JOHN S. STROUP
John S. Stroup
President, Chief Executive Officer and Director

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP John S. Stroup	President, Chief Executive Officer and Director	February 27, 2009

/s/ GRAY G. BENOIST Gray G. Benoist	Senior Vice President, Finance and Chief Financial Officer	February 27, 2009

/s/ JOHN S. NORMAN John S. Norman	Vice President, Controller and Chief Accounting Officer	February 27, 2009

/s/ BRYAN C. CRESSEY* Bryan C. Cressey	Chairman of the Board and Director	February 27, 2009

/s/ DAVID ALDRICH* David Aldrich	Director	February 27, 2009

/s/ LORNE D. BAIN* Lorne D. Bain	Director	February 27, 2009

/s/ LANCE BALK* Lance Balk	Director	February 27, 2009

/s/ JUDY L. BROWN* Judy L. Brown	Director	February 27, 2009

/s/ MICHAEL F.O. HARRIS* Michael F.O. Harris	Director	February 27, 2009

/s/ GLENN KALNASY* Glenn Kalnasy	Director	February 27, 2009

/s/ MARY S. MCLEOD* Mary S. McLeod	Director	February 27, 2009

/s/ JOHN M. MONTER* John M. Monter	Director	February 27, 2009

/s/ BERNARD G. RETHORE* Bernard G. Rethore	Director	February 27, 2009

/s/ JOHN S. STROUP * By John S. Stroup, Attorney-in-fact

INDEX TO EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

3.1		Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1.
3.2		Bylaws, as amended and restated	November 24, 2008 Form 8-K, Exhibit 3.1.
4.1		Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1
4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4
10	.5*	Cable Design Technologies Corporation (CDT) Long-Term Performance Incentive Plan	November 1, 1993 Form S-1, Exhibit 10.18
10	.6*	CDT Supplemental Long-Term Performance Incentive Plan	January 17, 1996 Proxy Statement, Exhibit A
10	.7*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.8*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.9*	Form of June 11, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.18
10	.10*	Form of April 23, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.19
10	.11*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.12*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 11, 2007 Proxy Statement, Appendix I
10	.13*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.14*	Form of Restricted Stock Grant	December 16, 2002 Form 10-Q, Exhibit 10.22; November 15, 2004 Form 10-Q, Exhibit 10.20; May 19, 2005 Form 8-K, Exhibit 10.01
10	.15*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.16*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; filed herewith.
10	.17*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.2; February 29, 2008 Form 10-K, Exhibit 10.17; filed herewith.
10	.18*	Form of Restricted Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.3; February 29, 2008 Form 10-K, Exhibit 10.18; filed herewith.
10	.19*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.20*	Form of Performance Stock Units Award	May 5, 2006 Form 10-Q, Exhibit 10.5
10	.21*	Belden CDT Inc. Long-Term Cash Performance Plan	March 31, 2005 Form 10-K, Exhibit 10.36
10	.22*	Belden Inc. Annual Cash Incentive Plan, as amended	Filed herewith.
10	.23*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.24*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50
10	.25*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.26*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.27*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.28*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1.
10	.29*	Amended and Restated Executive Employment Agreement with Gray Benoist	December 22, 2008 Form 8-K, Exhibit 10.1.
10	.30*	Executive Employment Agreement with Richard Kirschner	August 3, 2007 Form 10-Q, Exhibit 10.2
10	.31*	Form of Executive Employment Agreement with D. Larrie Rose	July 26, 2007 8-K, Exhibit 10.01
10	.32*	Employment Agreement with Wolfgang Babel, with First Amendment	February 29, 2008 Form 10-K, Exhibit 10.38, November 7, 2008 Form 10-Q, Exhibit 10.1.
10	.33*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1.
10	.34*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2.
10	.35*	Amended and Restated Executive Employment Agreement with Stephen H. Johnson	Filed herewith.
10	.36*	Amended and Restated Executive Employment Agreement with John Norman	Filed herewith.
10	.37*	Amended and Restated Executive Employment Agreement with Louis Pace	Filed herewith.
10	.38*	Amended and Restated Executive Employment Agreement with Cathy O. Staples	Filed herewith.
10	.39*	Amended and Restated Executive Employment Agreement with Denis Suggs	Filed herewith.
10	.40*	Severance Agreement with Naresh Kumra	Filed herewith.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.41*	Form of Indemnification Agreement with each of the Directors and Wolfgang Babel, Gray Benoist, Steven Biegacki, Kevin Bloomfield, Robert Canny, Stephen Johnson, Richard Kirschner, Naresh Kumra, John Norman, Louis Pace, Larrie Rose, Peter Sheehan, Cathy Staples, John Stroup and Denis Suggs	March 1, 2007 10-K, Exhibit 10.39
10	.42*	Separation of Employment Agreement with Robert Canny	November 2, 2007 Form 10-Q, Exhibit 10.1
10	.43*	Separation of Employment Agreement-Retirement with D. Larrie Rose	February 29, 2008 Form 10-K, Exhibit 10.36.
10	.44*	Separation of Employment Agreement with Peter Sheehan	February 29, 2008 Form 10-K, Exhibit 10.37.
10	.45*	Separation of Employment Agreement with Louis Pace	Filed herewith.
10.46		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1
10.47		Credit Agreement Consent	November 3, 2006 Form 10-Q, Exhibit 10.4
10.48		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.49		Second Amendment to Credit Agreement	December 26, 2007 8-K, Exhibit 10.1
10.50		Wachovia Commitment Letter	February 8, 2007 Form 8-K, Exhibit 10.1
12.1		Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
14.1		Code of Ethics	August 25, 2008 Form 8-K, Exhibit 14.1.
21.1		List of Subsidiaries of Belden Inc.	Filed herewith.
23.1		Consent of Ernst & Young LLP	Filed herewith.
24.1		Powers of Attorney from Members of the Board of Directors	Filed herewith.
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith.
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 1350 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 1350 Certification of the Chief Financial Officer	Filed herewith.