Form 10-Q
period 2009-03-29
BELDEN INC.
filed 2009-05-06
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
Commission File No. 001-12561

BELDEN INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3601505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7733 Forsyth Boulevard, Suite 800
St. Louis, Missouri 63105
(Address of principal executive offices)
(314) 854-8000
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
As of May 4, 2009, the Registrant had 46,572,527 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	March 29,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$224,443	$227,413
Receivables, net	248,393	292,236
Inventories, net	181,228	216,022
Deferred income taxes	19,450	22,606
Other current assets	42,710	34,826

Total current assets	716,224	793,103
Property, plant and equipment, less accumulated depreciation	301,998	324,569
Goodwill	316,719	321,478
Intangible assets, less accumulated amortization	143,621	156,025
Other long-lived assets	51,723	53,388

	$1,530,285	$1,648,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$128,484	$160,744
Accrued liabilities	152,659	180,801

Total current liabilities	281,143	341,545
Long-term debt	590,000	590,000
Postretirement benefits	121,006	120,256
Deferred income taxes	1,248	4,270
Other long-term liabilities	18,531	21,624

Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	584,026	585,704
Retained earnings	72,145	106,949
Accumulated other comprehensive income (loss)	(7,903)	10,227
Treasury stock	(130,414)	(132,515)

Total stockholders’ equity	518,357	570,868

	$1,530,285	$1,648,563

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands, except per share amounts)
Revenues	$328,512	$511,826
Cost of sales	(244,319)	(366,009)

Gross profit	84,193	145,817
Selling, general and administrative expenses	(76,697)	(95,163)
Research and development	(16,555)	(9,071)
Amortization of intangibles	(3,865)	(2,552)
Asset impairment	(24,723)	(11,549)
Loss on sale of assets	—	(884)

Operating income (loss)	(37,647)	26,598
Interest expense	(7,323)	(8,343)
Interest income	364	957
Other income (expense)	(251)	1,168

Income (loss) before taxes	(44,857)	20,380
Income tax benefit (expense)	12,403	(7,495)

Net income (loss)	$(32,454)	$12,885

Weighted average number of common shares and equivalents:
Basic	46,526	44,139
Diluted	46,526	48,377
Basic income (loss) per share	$(0.70)	$0.29
Diluted income (loss) per share	$(0.70)	$0.27
Dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(32,454)	$12,885
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,288	13,758
Share-based compensation	2,020	3,287
Provision for inventory obsolescence	2,548	1,660
Asset impairment	24,723	11,549
Loss on disposal of tangible assets	—	884
Amortization of discount on convertible subordinated notes	—	524
Pension funding in excess of pension expense	(2,318)	(2,650)
Tax deficiency (benefit) related to share-based compensation	1,104	(895)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	40,847	1,091
Inventories	29,497	(3,927)
Deferred cost of sales	228	—
Accounts payable	(31,204)	(8,881)
Accrued liabilities	(18,372)	172
Deferred revenue	(49)	—
Accrued taxes	(11,209)	7,956
Other assets	(2,347)	(1,695)
Other liabilities	(3,679)	(5,026)

Net cash provided by operating activities	12,623	30,692

Cash flows from investing activities:
Capital expenditures	(9,554)	(6,905)
Proceeds from disposal of tangible assets	—	39,140
Cash used for other investing activities	(18)	(61)

Net cash provided by (used for) investing activities	(9,572)	32,174

Cash flows from financing activities:
Cash dividends paid	(2,373)	(2,251)
Debt issuance costs	(1,541)	—
Tax benefit (deficiency) related to share-based compensation	(1,104)	895
Payments under share repurchase program	—	(36,298)
Proceeds from exercise of stock options	—	4,300

Net cash used for financing activities	(5,018)	(33,354)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,003)	7,366

Increase (decrease) in cash and cash equivalents	(2,970)	36,878
Cash and cash equivalents, beginning of period	227,413	159,964

Cash and cash equivalents, end of period	$224,443	$196,842

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
THREE MONTHS ENDED MARCH 29, 2009
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional				Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(In thousands)
Balance at December 31, 2008	50,335	$503	$585,704	$106,949	(3,844)	$(132,515)	$45,675	$(35,448)	$570,868
Net loss				(32,454)					(32,454)
Foreign currency translation							(18,130)		(18,130)

Comprehensive loss									(50,584)
Release of restricted stock, net of tax withholding forfeitures			(2,601)		81	2,101			(500)
Share-based compensation			916						916
Dividends ($0.05 per share)			7	(2,350)					(2,343)

Balance at March 29, 2009	50,335	$503	$584,026	$72,145	(3,763)	$(130,414)	$27,545	$(35,448)	$518,357

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
The accompanying Consolidated Financial Statements presented as of any date other than December 31, 2008:
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
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2008 Annual Report on Form 10-K.
Business Description
We design, manufacture, and market signal transmission solutions, including cable, connectivity and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Typically, our fiscal first, second and third quarter each end on the last Sunday falling on or before their respective calendar quarter-end. The three months ended March 29, 2009 and March 30, 2008 include 88 and 90 calendar days, respectively.
Reclassifications
We have made certain reclassifications to the 2008 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2009 presentation.
Fair Value Measurement
On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, related to financial assets and financial liabilities. In accordance with Financial Accounting Standards Board (FASB) Staff Position 157-2, Effective Date of FASB Statement No. 157, we adopted the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009.
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
As of and during the three months ended March 29, 2009, we utilized Level 1 inputs to determine the fair value of short-term investments included in cash equivalents, and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Note 5).
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our short-term investment activities is to preserve our capital for the purpose of funding operations. We do not enter into short-term investments for trading or speculative purposes. The fair value of these short-term investments as of March 29, 2009 was $69.4 million and is based on quoted market prices in active markets.
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
At March 29, 2009, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $9.1 million, $6.8 million, and $2.6 million, respectively.
Revenue Recognition
We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We charge revisions to these estimates to accounts receivable and revenue in the period in which the facts that give rise to each revision become known.

Our Wireless segment accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance and other support services. When a sale involves multiple elements, we allocate the proceeds from the arrangement to each respective element based on its Vendor Specific Objective Evidence (VSOE) of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, the proceeds from the arrangement are deferred and recognized ratably over the period that the service or element is delivered. Through March 29, 2009, our Wireless segment did not establish VSOE of fair value of post-contract customer support. As a result, the proceeds and related cost of sales from revenue transactions involving multiple-element arrangements are deferred and recognized ratably over the post-contract customer support period, ranging from one to three years. As of March 29, 2009, total deferred revenue and deferred cost of sales were $20.1 million and $7.0 million, respectively. Of the total deferred revenue, $16.9 million is included in accrued liabilities, and $3.2 million is included in other long-term liabilities. Of the total deferred cost of sales, $5.9 million is included in other current assets and $1.1 million is included in other long-lived assets.
Current-Year Adoption of Accounting Pronouncements
On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) will change our accounting treatment for any future business combinations.

On January 1, 2009, we adopted FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP changes the accounting for our $110.0 million aggregate principal convertible subordinated debentures that were converted into cash and shares of common stock in 2008 (see Note 7). The FSP requires that we allocate the proceeds from the debt issuance between debt and equity components in a manner that reflects our nonconvertible debt borrowing rate. The equity component reflects the value of the conversion feature of the debentures. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. As such, we have adjusted our prior year financial statements. The cumulative impact of the adjustments as of January 1, 2009 was a $1.7 million decrease to retained earnings with a corresponding increase to additional paid in capital. The following table summarizes the impact of the adjustments on the three months ended March 30, 2008.

	As Previously
	Reported	As Adjusted
	(In thousands, except per share amounts)
Interest expense	$(7,819)	$(8,343)

Income before taxes	20,904	20,380
Income tax expense	(7,684)	(7,495)

Net income	$13,220	$12,885

Basic income per share	$0.30	$0.29

Diluted income per share	$0.27	$0.27
Note 2: Operating Segments
During the first quarter of 2009, we made organizational changes to consolidate our North American operations, primarily consisting of consolidating our former Specialty Products and Belden Americas segments. These changes resulted in a change in our reported operating segments. We have organized the enterprise around geographic areas except for our wireless business. We now conduct our operations through four reported operating segments—Americas; Wireless; Europe, Middle East and Africa (EMEA); and Asia Pacific. We have reclassified prior year segment disclosures to conform to the new segment presentation.

				Asia	Total
	Americas	Wireless	EMEA	Pacific	Segments
	(In thousands)
Three Months Ended March 29, 2009
Total assets	$430,038	$109,285	$485,658	$238,799	$1,263,780
External customer revenues	182,210	12,003	88,061	46,238	328,512
Affiliate revenues	7,991	—	12,473	—	20,464
Operating income (loss)	24,658	(8,322)	(43,245)	3,334	(23,575)

Three Months Ended March 30, 2008
External customer revenues	256,594	—	161,530	93,702	511,826
Affiliate revenues	20,360	—	20,898	—	41,258
Operating income	21,661	—	16,831	11,287	49,779

The following table is a reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes.

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Segment operating income (loss)	$(23,575)	$49,779
Corporate expenses	(8,357)	(13,896)
Eliminations	(5,715)	(9,285)

Total operating income (loss)	(37,647)	26,598
Interest expense	(7,323)	(8,343)
Interest income	364	957
Other income (expense)	(251)	1,168

Income (loss) before taxes	$(44,857)	$20,380

Note 3: Income (Loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(32,454)	$12,885

Denominator:
Weighted average shares outstanding, basic	46,526	44,139
Effect of dilutive common stock equivalents	—	4,238

Adjusted weighted average shares outstanding, diluted	46,526	48,377

Net income (loss) per share:
Basic	$(0.70)	$0.29
Diluted	$(0.70)	$0.27
For the three months ended March 29, 2009 and March 30, 2008, we did not include 2.9 million and 0.7 million outstanding equity awards, respectively, in our development of the denominators used in the diluted income (loss) per share computations because they were anti-dilutive.

Note 4: Inventories
The major classes of inventories were as follows:

	March 29,	December 31,
	2009	2008
	(In thousands)
Raw materials	$58,338	$62,701
Work-in-process	41,435	45,900
Finished goods	102,689	128,672
Perishable tooling and supplies	3,838	3,946

Gross inventories	206,300	241,219
Obsolescence and other reserves	(25,072)	(25,197)

Net inventories	$181,228	$216,022

Note 5: Long-Lived Assets
Impairments
During the first quarter of 2009, we determined that certain long-lived assets of a German cable business that we expect to sell in the second quarter of 2009 were impaired (see Note 11). We estimated the fair market value of these assets based upon the terms of the sales agreement and recognized an impairment loss of $20.4 million in the operating results of the EMEA segment. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relations intangible assets, respectively. We also recognized impairment losses on property, plant and equipment of $2.9 million, $1.0 million, and $0.4 million in the Americas, Asia Pacific, and EMEA segments, respectively, primarily related to our decision to consolidate capacity and dispose of excess machinery and equipment. The fair values of these assets were based upon quoted prices for identical assets.
During the first quarter of 2008, we recognized an impairment loss of $7.3 million in the operating results of our Americas segment due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized an impairment loss of $4.2 million in the operating results of this segment related to our decision to consolidate capacity and dispose of excess machinery and equipment.
Disposals
During the first quarter of 2008, we sold and leased back under a normal sale-leaseback certain Americas segment real estate in Mexico. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years. We also sold our assembly operation in the Czech Republic for $8.2 million. We did not recognize a significant gain or loss on the transaction.
Depreciation and Amortization Expense
We recognized depreciation expense of $9.4 million and $11.2 million in the three-month periods ended March 29, 2009 and March 30, 2008, respectively.
We recognized amortization expense related to our intangible assets of $3.9 million and $2.6 million in the three-month periods ended March 29, 2009 and March 30, 2008, respectively.

Note 6: Restructuring Activities
Global Restructuring
In 2008, we announced our decision to further streamline our manufacturing, sales and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. In the first quarter of 2009, we continued to implement our plan to streamline these functions and recognized severance costs primarily in the EMEA segment totaling $25.9 million ($15.4 million in cost of sales; $8.7 million in selling, general and administrative expenses; and $1.8 million in research and development) related to these restructuring actions. Through March 29, 2009, we have recognized severance costs totaling $52.2 million related to these restructuring actions. We may recognize up to $15.0 million of additional costs related to these restructuring actions primarily in the Americas segment.
EMEA Manufacturing Restructuring
In prior years, we announced various decisions to realign our EMEA operations in order to consolidate manufacturing capacity. We did not recognize any new charges in 2009 related to these previous restructuring actions. Through March 29, 2009, we have recognized severance and other restructuring costs totaling $42.6 million (including amounts accounted for through purchase accounting) related to these actions. We do not expect to recognize additional costs related to these restructuring actions.
Voluntary Separation Program
In 2007, we announced a voluntary separation program primarily for associates in the United States who were at least 50 years of age and had 10 years of service with the Company. We did not recognize any costs related to this program in the first quarter of 2009 nor do we expect to recognize any future costs. In prior years, we recognized severance costs totaling $7.2 million related to this program.
The table below sets forth restructuring activity that occurred during the three months ended March 29, 2009. The balances are included in accrued liabilities.

		EMEA	Voluntary
	Global	Manufacturing	Separation
	Restructuring	Restructuring	Program
Balance at December 31, 2008	$24,957	$24,357	$1,441
New charges	25,920	—	—
Purchase accounting adjustment	—	(2,109)	—
Cash payments	(13,157)	(9,234)	(442)
Foreign currency translation	995	(814)	—
Other adjustments	(215)	(53)	—

Balance at March 29, 2009	$38,500	$12,147	$999

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.

Note 7: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
We have outstanding $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15.
Senior Secured Credit Facility
We have a senior secured credit facility with a $350.0 million commitment. The facility matures in January 2011, has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States. At March 29, 2009, there were outstanding borrowings of $240.0 million under the facility at a 3.0% interest rate, and we had $100.9 million in available borrowing capacity, net of letters of credit. During the three months ended March 29, 2009, we amended the facility and changed the definition of EBITDA used in the computation of the 3.5 gross debt-to-EBITDA leverage ratio covenant. The amendment also increased the cost of borrowings under the facility by 100 basis points, and we incurred $1.5 million of fees that are included in other expense in the Consolidated Statements of Operations. As of March 29, 2009, we were in compliance with all of the covenants of the facility.
Convertible Subordinated Debentures
In 2008, we had outstanding $110.0 million aggregate principal of 4.0% convertible subordinated debentures due 2023. The convertible debentures contained a net share settlement feature requiring us upon conversion to pay the principal amount in cash and to pay any conversion consideration in excess of the principal amount in shares of our common stock. In July 2008, we called all of our convertible subordinated debentures for redemption. As a result of the call for redemption, holders of the debentures had the option to convert each $1,000 principal amount of their debentures and receive value in a combination of cash and shares equal to 56.8246 shares of Belden’s common stock (a conversion price of $17.598). All holders of the debentures elected to convert their debentures. Upon conversion, we paid $110.0 million in cash and issued 3,343,509 shares of common stock. We financed the cash portion of the conversion through borrowings under our senior secured credit facility.

Note 8: Income Taxes
The tax benefit of $12.4 million for the three months ended March 29, 2009 resulted from a loss before taxes of $44.9 million. The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amount determined by applying the applicable statutory United States tax rate for the three months ended March 29, 2009 is analyzed below:

	Amount	Rate
	(in thousands, except rate data)
United States federal statutory rate	$(15,700)	35.0%
State and local income taxes	(350)	0.8
Change in uncertain tax positions	78	(0.2)
Foreign income tax rate variances and other	3,569	(7.9)

Total tax benefit	$(12,403)	27.7%

Note 9: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for the plans:

	Pension Obligations		Other Postretirement Obligations
	March 29,	March 30,	March 29,	March 30,
Three Months Ended	2009	2008	2009	2008
	(In thousands)
Service cost	$1,826	$1,400	$30	$35
Interest cost	3,740	3,229	562	653
Expected return on plan assets	(4,064)	(3,170)	—	—
Amortization of prior service cost	28	4	(48)	(54)
Net loss recognition	542	323	170	171

Net periodic benefit cost	$2,072	$1,786	$714	$805

Note 10: Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Net income (loss)	$(32,454)	$12,885
Foreign currency translation gain (loss)	(18,130)	60,777

Total comprehensive income (loss)	$(50,584)	$73,662

Note 11: Subsequent Event
On May 5, 2009, we entered into an agreement to sell a German cable business. We expect to complete the sale in the second quarter of 2009 and incur a loss of approximately $10.0 million.

Note 12: Supplemental Guarantor Information
Belden Inc. (the Issuer) has outstanding $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.
Supplemental Condensed Consolidating Balance Sheets

	March 29, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,632	$9,901	$171,910	$—	$224,443
Receivables, net	—	78,993	169,400	—	248,393
Inventories, net	—	88,714	92,514	—	181,228
Deferred income taxes	—	(12,344)	31,794	—	19,450
Other current assets	2,600	7,498	32,612	—	42,710

Total current assets	45,232	172,762	498,230	—	716,224
Property, plant and equipment, less accumulated depreciation	—	122,423	179,575	—	301,998
Goodwill	—	243,259	73,460	—	316,719
Intangible assets, less accumulated amortization	—	81,562	62,059	—	143,621
Investment in subsidiaries	809,493	330,996	—	(1,140,489)	—
Other long-lived assets	7,332	2,549	41,842	—	51,723

	$862,057	$953,551	$855,166	$(1,140,489)	$1,530,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$45,323	$83,161	$—	$128,484
Accrued liabilities	5,715	46,426	100,518	—	152,659

Total current liabilities	5,715	91,749	183,679	—	281,143

Long-term debt	590,000	—	—	—	590,000
Postretirement benefits	—	51,295	69,711	—	121,006
Deferred income taxes	—	(14,366)	15,614	—	1,248
Other long-term liabilities	10,006	3,329	5,196	—	18,531
Intercompany accounts	191,234	(452,497)	261,263	—	—
Total stockholders’ equity	65,102	1,274,041	319,703	(1,140,489)	518,357

	$862,057	$953,551	$855,166	$(1,140,489)	$1,530,285

	December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$130	$57,522	$169,761	$—	$227,413
Receivables, net	—	83,923	208,313	—	292,236
Inventories, net	—	110,018	106,004	—	216,022
Deferred income taxes	—	(12,344)	34,950	—	22,606
Other current assets	1,782	7,133	25,911	—	34,826

Total current assets	1,912	246,252	544,939	—	793,103
Property, plant and equipment, less accumulated depreciation	—	123,530	201,039	—	324,569
Goodwill	—	243,233	78,245	—	321,478
Intangible assets, less accumulated amortization	—	83,586	72,439	—	156,025
Investment in subsidiaries	838,088	362,329	—	(1,200,417)	—
Other long-lived assets	7,753	2,323	43,312	—	53,388

	$847,753	$1,061,253	$939,974	$(1,200,417)	$1,648,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$49,738	$111,006	$—	$160,744
Accrued liabilities	12,723	56,290	111,788	—	180,801

Total current liabilities	12,723	106,028	222,794	—	341,545

Long-term debt	590,000	—	—	—	590,000
Postretirement benefits	—	49,561	70,695	—	120,256
Deferred income taxes	—	(14,366)	18,636	—	4,270
Other long-term liabilities	9,991	5,807	5,826	—	21,624
Intercompany accounts	130,852	(386,116)	255,264	—	—
Total stockholders’ equity	104,187	1,300,339	366,759	(1,200,417)	570,868

	$847,753	$1,061,253	$939,974	$(1,200,417)	$1,648,563

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 29, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$171,958	$187,767	$(31,213)	$328,512
Cost of sales	—	(117,595)	(157,937)	31,213	(244,319)

Gross profit	—	54,363	29,830	—	84,193
Selling, general and administrative expenses	(24)	(34,654)	(42,019)	—	(76,697)
Research and development	—	(7,403)	(9,152)	—	(16,555)
Amortization of intangibles	—	(2,024)	(1,841)	—	(3,865)
Asset impairment	—	(3,303)	(21,420)	—	(24,723)

Operating income (loss)	(24)	6,979	(44,602)	—	(37,647)
Interest expense	(7,319)	76	(80)	—	(7,323)
Interest income	5	80	279	—	364
Other income (expense)	(1,541)	—	1,290	—	(251)
Intercompany income (expense)	2,942	(3,253)	311	—	—
Income (loss) from equity investment in subsidiaries	(28,595)	(31,333)	—	59,928	—

Income (loss) before taxes	(34,532)	(27,451)	(42,802)	59,928	(44,857)
Income tax benefit (expense)	2,078	(1,144)	11,469	—	12,403

Net income (loss)	$(32,454)	$(28,595)	$(31,333)	$59,928	$(32,454)

	Three Months Ended March 30, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$237,400	$325,201	$(50,775)	$511,826
Cost of sales	—	(173,430)	(243,354)	50,775	(366,009)

Gross profit	—	63,970	81,847	—	145,817
Selling, general and administrative expenses	(11)	(40,031)	(55,121)	—	(95,163)
Research and development	—	(1,767)	(7,304)	—	(9,071)
Amortization of intangibles	—	(500)	(2,052)	—	(2,552)
Asset impairment	—	(11,549)	—	—	(11,549)
Loss on sale of assets	—	—	(884)	—	(884)

Operating income (loss)	(11)	10,123	16,486	—	26,598
Interest expense	(8,645)	6	296	—	(8,343)
Interest income	—	163	794	—	957
Other income	—	—	1,168	—	1,168
Intercompany income (expense)	3,802	(4,609)	807	—	—
Income (loss) from equity investment in subsidiaries	16,034	12,221	—	(28,255)	—

Income (loss) before taxes	11,180	17,904	19,551	(28,255)	20,380
Income tax benefit (expense)	1,705	(1,870)	(7,330)	—	(7,495)

Net income (loss)	$12,885	$16,034	$12,221	$(28,255)	$12,885

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 29, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used for) operating activities	$47,520	$(41,775)	$6,878	$—	$12,623

Cash flows from investing activities:
Capital expenditures	—	(5,822)	(3,732)	—	(9,554)
Cash provided by (used for) other investing activities	—	(24)	6	—	(18)

Net cash used for investing activities	—	(5,846)	(3,726)	—	(9,572)

Cash flows from financing activities:
Cash dividends paid	(2,373)	—	—	—	(2,373)
Debt issuance costs	(1,541)	—	—	—	(1,541)
Tax deficiency related to share-based compensation	(1,104)	—	—	—	(1,104)

Net cash used for financing activities	(5,018)	—	—	—	(5,018)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1,003)	—	(1,003)

Increase (decrease) in cash and cash equivalents	42,502	(47,621)	2,149	—	(2,970)
Cash and cash equivalents, beginning of period	130	57,522	169,761	—	227,413

Cash and cash equivalents, end of period	$42,632	$9,901	$171,910	$—	$224,443

	Three Months Ended March 30, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used for) operating activities	$163,596	$(106,944)	$(25,960)	$—	$30,692

Cash flows from investing activities:
Capital expenditures	—	(1,080)	(5,825)	—	(6,905)
Proceeds from disposal of tangible assets	—	20	39,120	—	39,140
Cash used for other investing activities	—	—	(61)	—	(61)

Net cash provided by (used for) investing activities	—	(1,060)	33,234	—	32,174

Cash flows from financing activities:
Cash dividends paid	(2,251)	—	—	—	(2,251)
Tax benefit related to share-based payments	895	—	—	—	895
Payments under share repurchase program	(36,298)	—	—	—	(36,298)
Proceeds from exercises of stock options	4,300	—	—	—	4,300
Intercompany capital contributions	(130,242)	130,242	—	—	—

Net cash provided by (used for) financing activities	(163,596)	130,242	—	—	(33,354)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	7,366	—	7,366

Increase in cash and cash equivalents	—	22,238	14,640	—	36,878
Cash and cash equivalents, beginning of period	—	13,947	146,017	—	159,964

Cash and cash equivalents, end of period	$—	$36,185	$160,657	$—	$196,842

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
Trends and Events
The following trends and events arising during 2009 have had varying effects on our financial condition, results of operations and cash flows.
Global Restructuring Activities
In 2008, we announced our decision to further streamline our manufacturing, sales and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. In the first quarter of 2009, we continued to implement our plan to streamline these functions and recognized severance costs and asset impairment losses of $25.9 million and $24.7 million, respectively, related to these restructuring actions. We continuously review our business strategies and evaluate potential restructuring actions. This could result in additional restructuring costs in future periods.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At March 29, 2009, the total unrecognized compensation cost related to all nonvested awards was $18.6 million. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Product Demand
Many of our customers are distributors that stock inventory for resale. Due to the weakening demand experienced throughout the global economy, many of our customers have lowered their inventory balances. Our revenues are negatively impacted by these inventory reductions. Our customers may continue this trend if overall demand remains weak.
Subsequent Event
On May 5, 2009, we entered into an agreement to sell a German cable business. We expect to complete the sale in the second quarter of 2009 and incur a loss of approximately $10.0 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Adoption of Recent Accounting Pronouncements
Discussion regarding our adoption of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the three months ended March 29, 2009:
•	We did not change any of our existing critical accounting policies from those listed in our 2008 Annual Report on Form 10-K;
•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%
	March 29, 2009	March 30, 2008	Change
	(in thousands, except percentages)
Revenues	$328,512	$511,826	-35.8%
Gross profit	84,193	145,817	-42.3%
Selling, general and administrative expenses	76,697	95,163	-19.4%
Research and development	16,555	9,071	82.5%
Operating income (loss)	(37,647)	26,598	-241.5%
Income (loss) before taxes	(44,857)	20,380	-320.1%
Net income (loss)	(32,454)	12,885	-351.9%
Revenues decreased in the three-month period ended March 29, 2009 from the comparable period in 2008 primarily for the following reasons:
•	A decrease in unit sales volume due to broad-based market declines resulted in a $143.8 million revenue decrease.
•	A decrease in copper prices resulted in sales price decreases totaling $28.9 million.
•	Unfavorable currency translation of $19.0 million due to the U.S. dollar strengthening against many foreign currencies including the euro and Canadian dollar.
•	Lost sales from the disposal of a non-strategic business in Europe resulted in a $3.6 million revenue decrease.
The negative impact that the factors listed above had on the revenue comparison was partially offset by $12.0 million of revenues from Trapeze Networks, Inc. (Trapeze), which we acquired on July 16, 2008.
Gross profit decreased in the three-month period ended March 29, 2009 from the comparable period in 2008 due to the decrease in revenue as discussed above and an increase in severance and other costs. In the first quarter of 2009, cost of sales included $17.9 million of severance and other costs compared to only $4.0 million in the comparable period of 2008. This increase was due to global restructuring actions to further streamline our manufacturing function worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. Excluding the impact of the severance and other costs, gross profit margin increased to 31.1% in 2009 from 29.3% in 2008 due to cost reductions from our efforts in Lean enterprise and manufacturing footprint initiatives.
Selling, general and administrative expenses decreased in the three-month period ended March 29, 2009 from the comparable period in 2008. This decrease is primarily due to lower payroll costs associated with a decrease in sales and administration employees.
The increase in research and development costs in the three-month period ended March 29, 2009 is primarily due to the acquisition of Trapeze. In the first quarter of 2009, Trapeze incurred $5.8 million of research and development costs. The increase is also due to $1.8 million of severance costs incurred in the first quarter of 2009 related to our global restructuring actions.
During the first quarter of 2009, we recognized asset impairment losses totaling $24.7 million primarily related to a German cable business that we expect to sell in the second quarter of 2009. In the first quarter of 2008, we recognized an impairment loss of $7.3 million due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized an impairment loss of $4.2 million in the first quarter of 2008 related to our decision to consolidate capacity and dispose of excess machinery and equipment.
Operating income decreased in the first quarter of 2009 compared to 2008 due to the decreases in revenues and gross profit and the increases in asset impairment, severance and other restructuring charges as discussed above.
Our effective tax rate was a 27.7% benefit in the first quarter of 2009 compared to an expense of 36.8% in 2008. This change is primarily attributable to the decrease in and geographic mix of income before taxes.
Americas Segment

	Three Months Ended		%
	March 29, 2009	March 30, 2008	Change
	(in thousands, except percentages)
Total revenues	$190,201	$276,954	-31.3%
Operating income	24,658	21,661	13.8%
as a percent of total revenues	13.0%	7.8%
Americas total revenues, which include affiliate revenues, decreased in the three-month period ended March 29, 2009 from the comparable period in 2008 due to a $52.5 million decrease from lower unit sales volume. Lower demand in the United States contributed to lower volume across all vertical markets as more than 80% of the segment’s external customer revenues are generated from customers located in the United States. The decrease in revenues was also due to lower selling prices, fewer affiliate sales, and unfavorable currency translation of $16.4 million, $12.4 million, and $5.5 million, respectively. Lower selling prices resulted primarily from a decrease in copper prices. The unfavorable currency translation resulted primarily from the U.S. dollar strengthening against the Canadian dollar.
Despite the decrease in revenues, operating income increased in the three-month period ended March 29, 2009 from the comparable period in 2008 primarily due to lower asset impairment and severance and other restructuring charges in 2009. In the first quarter of 2009, the segment recognized $2.9 million of asset impairment losses and $2.2 million of severance and other restructuring charges primarily related to our global restructuring actions. In the first quarter of 2008, the segment recognized $11.5 million of asset impairment losses and $7.5 million of severance and other restructuring charges primarily related to the closing of our manufacturing facility in Manchester, Connecticut and a voluntary separation program offered to certain U.S. employees. Excluding the impact of these charges, operating income decreased in 2009 compared to 2008, but operating margins increased from 14.7% to 15.6% due to manufacturing cost savings resulting from the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean enterprise strategies.
Wireless Segment

	Three Months Ended		%
	March 29, 2009	March 30, 2008	Change
	(in thousands, except percentages)
Total revenues	$12,003	$—	n/a
Operating loss	(8,322)	—	n/a
as a percent of total revenues	-69.3%	n/a
The Wireless segment consists of Trapeze, which we acquired on July 16, 2008. Sales transactions from our Wireless segment often involve multiple elements in which the sales proceeds are deferred and recognized ratably over the period related to the last delivered element. As of March 29, 2009, total deferred revenue and deferred cost of sales were $20.1 million and $7.0 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to three years. The change in the deferred revenue and deferred cost of sales balances is as follows (in thousands):

	Deferred	Deferred Cost of	Deferred Gross
	Revenue	Sales	Profit
Balance, December 31, 2008	$20,166	$7,270	$12,896
Balance, March 29, 2009	20,117	7,042	13,075

Increase (decrease)	$(49)	$(228)	$179

In January 2009, one of Trapeze’s OEM customers, Nortel Networks (Nortel), filed for bankruptcy protection. The majority of our sales to Nortel are made indirectly through a third party contract manufacturer. As such, our receivable balance directly owed from Nortel is typically not material at any given time. However, Nortel and the related third party contract manufacturer represent a significant OEM customer for Trapeze. If Nortel is unable to successfully emerge out of bankruptcy, future revenues from our Wireless segment would be affected, at least temporarily. We have reserved for the estimated uncollectible portion of the outstanding receivable balance owed from Nortel as of March 29, 2009.
EMEA Segment

	Three Months Ended		%
	March 29, 2009	March 30, 2008	Change
	(in thousands, except percentages)
Total revenues	$100,534	$182,428	-44.9%
Operating income (loss)	(43,245)	16,831	-356.9%
as a percent of total revenues	-43.0%	9.2%

EMEA total revenues, which include affiliate revenues, decreased in the three-month period ended March 29, 2009 from the comparable period in 2008 due to a $54.5 million decrease from lower unit sales volume and $3.6 million of lost sales from the disposal of a non-strategic business. The broad-based market declines experienced at the end of 2008 continued in Europe resulting in lower volume across all vertical markets. The decrease in revenues was also due to unfavorable currency translation, fewer affiliate sales, and lower selling prices of $13.6 million, $8.4 million, and $1.8 million, respectively. The unfavorable currency translation resulted primarily from the U.S. dollar strengthening against the euro, and lower selling prices resulted primarily from a decrease in copper prices.
Operating income decreased in the three-month period ended March 29, 2009 due to the decrease in revenues as discussed above and an increase in asset impairment and severance charges. In the first quarter of 2009, the segment recognized $20.8 million of asset impairment losses primarily related to a German cable business that we expect to sell in the second quarter of 2009 and $25.0 million of severance and other restructuring charges related to our global restructuring actions. In the first quarter of 2008, the segment recognized $4.8 million of severance and other restructuring charges related to various restructuring actions. Excluding the impact of these charges, operating margins decreased from 11.9% to 2.5% as the decrease in revenues more than offset the cost savings from our various restructuring actions.
Asia Pacific Segment

	Three Months Ended		%
	March 29, 2009	March 30, 2008	Change
	(in thousands, except percentages)
Total revenues	$46,238	$93,702	-50.7%
Operating income	3,334	11,287	-70.5%
as a percent of total revenues	7.2%	12.0%
Asia Pacific total revenues decreased in the three-month period ended March 29, 2009 from the comparable period of 2008 primarily due to a $36.8 million decrease from lower unit sales volume. The broad-based market declines experienced at the end of 2008 continued in Asia resulting in lower volume across all vertical markets. The decrease in revenues was also due to a $10.7 million decrease from lower selling prices, which resulted primarily from a decrease in copper prices.
Operating income decreased in the three-month period ended March 29, 2009 due to the decrease in revenues as discussed above and an increase in asset impairment and severance charges. In the first quarter of 2009, the segment recognized $1.0 million of asset impairment losses and $0.9 million of severance and other restructuring charges related to our global restructuring actions. The segment did not incur any impairment losses or severance charges in the first quarter of 2008. Excluding the impact of these charges, operating margins only decreased from 12.0% to 11.3% despite a decrease in revenues of over 50% as our product portfolio management and cost reduction actions partially offset the decrease in unit sales volume.
Corporate Expenses
Corporate expenses include administrative and other costs that are not allocated to the segments. These expenses totaled $8.4 million and $13.9 million in the three-month periods ended March 29, 2009 and March 30, 2008, respectively. The decrease in 2009 was primarily due to lower payroll costs and consulting fees.

Liquidity and Capital Resources
Significant factors that have affected or may affect our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for business acquisitions, restructuring actions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash throughout 2009 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions for our retirement plans, quarterly dividend payments, severance payments from our restructuring actions, and our short-term operating strategies. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix and economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.
The following table is derived from our Consolidated Cash Flow Statements:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Net cash provided by (used for):
Operating activities	$12,623	$30,692
Investing activities	(9,572)	32,174
Financing activities	(5,018)	(33,354)
Effects of currency exchange rate changes on cash and cash equivalents	(1,003)	7,366

Increase (decrease) in cash and cash equivalents	(2,970)	36,878
Cash and cash equivalents, beginning of period	227,413	159,964

Cash and cash equivalents, end of period	$224,443	$196,842

Net cash provided by operating activities, a key source of our liquidity, decreased by $18.1 million in the three-month period ended March 29, 2009 from the comparable period in 2008 primarily due to a decrease in income partially offset by a favorable net change in operating assets and liabilities. This favorable change was primarily due to improvements in receivables and inventories as we reduced production and inventory levels consistent with the decrease in customer demand. These improvements were partially offset by unfavorable changes in accounts payable and accrued liabilities, which included $22.8 million of total severance payments during the three months ended March 29, 2009 related to our restructuring actions. Total severance payments during the three months ended March 30, 2008 were only $0.4 million.
Net cash used in investing activities totaled $9.6 million in the first three months of 2009 compared to cash provided by investing activities of $32.2 million in the first three months of 2008. Investing activities in the first three months of 2009 primarily related to capital expenditures for capacity expansion at certain locations. Net cash provided by investing activities in the first three months of 2008 included $23.4 million of net proceeds received from the sale of certain real estate in Mexico, $15.0 million received from the sale and collection of a receivable related to our assembly and telecommunications cable operations in the Czech Republic, and $0.7 million received from the collection of a receivable related to our sale of certain real estate in the Netherlands. These proceeds were partially offset by capital expenditures of $6.9 million that included payments for construction of a new manufacturing facility in China. We anticipate that future capital expenditures will be funded with available cash.

Net cash used for financing activities in the first three months of 2009 totaled $5.0 million compared to $33.4 million in the first three months of 2008. This change is primarily due to a decrease in payments under our share repurchase program, which we completed in 2008, and a decrease in proceeds from the exercise of stock options.
Our outstanding debt obligations as of March 29, 2009 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $240.0 million of outstanding borrowings under our senior secured credit facility, which matures in 2011 and has a variable interest rate based on LIBOR or the prime rate. During the three months ended March 29, 2009, we amended the facility and changed the definition of EBITDA used in the computation of the 3.5 gross debt-to-EBITDA leverage ratio covenant. Although the amendment increased the cost of borrowings under the facility by 100 basis points, it provides us with additional flexibility in managing liquidity through the weaker global demand in our served markets. As of March 29, 2009, we had $100.9 million in available borrowing capacity under our senior secured credit facility, and we were in compliance with all of its covenants.
Additional discussion regarding our various borrowing arrangements is included in Note 7 to the Consolidated Financial Statements.
Forward-Looking Statements
Statements in this report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and assumptions. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Some of the factors that may cause actual results to differ from our expectations include:
•	The current global economic slowdown may adversely impact our results;

•	Turbulence in financial markets may increase our borrowing costs;

•	The availability of credit for our customers and distributors;

•	Our ability to integrate successfully acquired businesses;

•	Demand and acceptance of our products by customers and end users;

•	Worldwide economic conditions, which could impact demand for our products;

•	Changes in the cost and availability of raw materials (specifically, copper, commodities derived from petrochemical feedstocks, and other materials);

•	The degree to which we will be able to respond to raw materials cost fluctuations through the pricing of our products;

•	Our ability to meet customer demand successfully as we also reduce working capital;

•	Our ability to implement successfully our announced restructuring plans (for which we may incur additional costs); and

•	Other factors noted in this report and our other Securities Exchange Act of 1934 filings.
For a more complete discussion of risk factors, please see our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 7A of our 2008 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2008.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, about 114 of which we were aware at April 20, 2009, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through April 20, 2009, we have been dismissed, or reached agreement to be dismissed, in approximately 285 similar cases without any going to trial, and with only 31 of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2008 Annual Report on Form 10-K.
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

BELDEN INC.

Date: May 6, 2009	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer and Director

Date: May 6, 2009	By:	/s/ Gray G. Benoist

Gray G. Benoist
Senior Vice President, Finance and Chief Financial Officer

Date: May 6, 2009	By:	/s/ John S. Norman

John S. Norman
Vice President, Controller and Chief Accounting Officer