Form 10-Q
period 2009-06-28
BELDEN INC.
filed 2009-08-05
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
As of August 3, 2009, the Registrant had 46,607,306 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$274,640	$227,413
Receivables, net	245,672	292,236
Inventories, net	155,635	216,022
Deferred income taxes	20,647	22,606
Other current assets	51,258	34,826

Total current assets	747,852	793,103

Property, plant and equipment, less accumulated depreciation	298,548	324,569
Goodwill	314,194	321,478
Intangible assets, less accumulated amortization	142,183	156,025
Deferred income taxes	2,625	—
Other long-lived assets	52,640	53,388

	$1,558,042	$1,648,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,367	$160,744
Accrued liabilities	147,974	180,801

Total current liabilities	290,341	341,545

Long-term debt	590,000	590,000
Postretirement benefits	120,370	120,256
Deferred income taxes	—	4,270
Other long-term liabilities	19,842	21,624

Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	585,650	585,704
Retained earnings	64,904	106,949
Accumulated other comprehensive income	16,107	10,227
Treasury stock	(129,675)	(132,515)

Total stockholders’ equity	537,489	570,868

	$1,558,042	$1,648,563

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands, except per share data)
Revenues	$343,821	$556,303	$672,333	$1,068,129
Cost of sales	(235,303)	(389,830)	(479,622)	(755,839)

Gross profit	108,518	166,473	192,711	312,290

Selling, general and administrative expenses	(67,579)	(86,913)	(144,276)	(182,076)
Research and development	(14,122)	(11,093)	(30,677)	(20,164)
Amortization of intangibles	(3,911)	(2,609)	(7,776)	(5,161)
Asset impairment	(1,453)	—	(26,176)	(11,549)
Loss on sale of assets	(17,184)	—	(17,184)	(884)

Operating income (loss)	4,269	65,858	(33,378)	92,456

Interest expense	(8,895)	(11,066)	(16,218)	(19,409)
Interest income	238	1,875	602	2,832
Other income	695	1,986	444	3,154

Income (loss) before taxes	(3,693)	58,653	(48,550)	79,033

Income tax benefit (expense)	(1,193)	(16,848)	11,210	(24,343)

Net income (loss)	$(4,886)	$41,805	$(37,340)	$54,690

Weighted average number of common shares and equivalents:
Basic	46,587	43,506	46,557	43,821
Diluted	46,587	47,478	46,557	47,926

Basic income (loss) per share	$(0.10)	$0.96	$(0.80)	$1.25

Diluted income (loss) per share	$(0.10)	$0.88	$(0.80)	$1.14

Dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(37,340)	$54,690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,842	27,503
Asset impairment	26,176	11,549
Loss on sale of assets	17,184	884
Share-based compensation	4,719	7,292
Provision for inventory obsolescence	4,273	4,132
Tax deficiency (benefit) related to share-based compensation	1,469	(1,141)
Pension funding in excess of pension expense	(6,452)	(3,339)
Amortization of discount on convertible subordinated notes	—	1,069
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	42,655	(21,827)
Inventories	42,161	(3,746)
Accounts payable	(15,669)	32,910
Accrued liabilities	(25,931)	(32,397)
Deferred revenue	782	—
Accrued taxes	(16,558)	2,931
Other assets	1,484	(8,060)
Other liabilities	3,539	2,125

Net cash provided by operating activities	69,334	74,575

Cash flows from investing activities:
Capital expenditures	(18,342)	(18,185)
Cash used to invest in and acquire businesses	—	(7,891)
Proceeds from disposal of tangible assets	367	40,249

Net cash provided by (used for) investing activities	(17,975)	14,173

Cash flows from financing activities:
Cash dividends paid	(4,707)	(4,458)
Debt issuance costs	(1,541)	—
Tax benefit (deficiency) related to share-based compensation	(1,469)	1,141
Proceeds from exercise of stock options	23	5,171
Payments under share repurchase program	—	(68,336)

Net cash used for financing activities	(7,694)	(66,482)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,562	7,436

Increase in cash and cash equivalents	47,227	29,702
Cash and cash equivalents, beginning of period	227,413	159,964

Cash and cash equivalents, end of period	$274,640	$189,666

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
SIX MONTHS ENDED JUNE 28, 2009
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional				Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(In thousands)
Balance at December 31, 2008	50,335	$503	$585,704	$106,949	(3,844)	$(132,515)	$45,675	$(35,448)	$570,868
Net loss				(37,340)					(37,340)
Foreign currency translation							5,880		5,880

Comprehensive loss									(31,460)

Release of restricted stock, net of tax withholding forfeitures			(3,316)		115	2,814			(502)
Exercise of stock options			(3)		1	26			23
Share-based compensation			3,250						3,250
Dividends ($0.10 per share)			15	(4,705)					(4,690)

Balance at June 28, 2009	50,335	$503	$585,650	$64,904	(3,728)	$(129,675)	$51,555	$(35,448)	$537,489

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first, second and third quarter each end typically on the last Sunday falling on or before their respective calendar quarter-end. The six months ended June 28, 2009 and June 29, 2008 include 179 and 181 calendar days, respectively.
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
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;
•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
As of and during the six months ended June 28, 2009, we utilized Level 1 inputs to determine the fair value of short-term investments included in cash equivalents, and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Note 5).
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our short-term investment activities is to preserve our capital for the purpose of funding operations. We do not enter into short-term investments for trading or speculative purposes. The fair value of these short-term investments as of June 28, 2009 was $91.5 million and is based on quoted market prices in active markets.
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
At June 28, 2009, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $9.3 million, $7.1 million, and $2.6 million, respectively.
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

Our Wireless segment accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance and other support services. When a sale involves multiple elements, we allocate the proceeds from the arrangement to each respective element based on its Vendor Specific Objective Evidence (VSOE) of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, the proceeds from the arrangement are deferred and recognized ratably over the period that the service or element is delivered. Through June 28, 2009, our Wireless segment did not establish VSOE of fair value of post-contract customer support. As a result, the proceeds and related cost of sales from revenue transactions involving multiple-element arrangements are deferred and recognized ratably over the post-contract customer support period, ranging from one to three years. As of June 28, 2009, total deferred revenue and deferred cost of sales were $20.9 million and $7.2 million, respectively. Of the total deferred revenue, $17.7 million is included in accrued liabilities, and $3.2 million is included in other long-term liabilities. Of the total deferred cost of sales, $6.1 million is included in other current assets and $1.1 million is included in other long-lived assets.
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure (see Note 11).
Current-Year Adoption of Accounting Pronouncements
On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) will affect our accounting treatment for any future business combinations.

On January 1, 2009, we adopted FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP changes the accounting for our $110.0 million aggregate principal convertible subordinated debentures that were converted into cash and shares of common stock in 2008 (see Note 7). The FSP requires that we allocate the proceeds from the debt issuance between debt and equity components in a manner that reflects our nonconvertible debt borrowing rate. The equity component reflects the value of the conversion feature of the debentures. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. As such, we have adjusted our prior year financial statements. The cumulative impact of the adjustments as of January 1, 2009 was a $1.7 million decrease to retained earnings with a corresponding increase to additional paid in capital. The following table summarizes the impact of the adjustments on the three and six months ended June 29, 2008.

	Three Months Ended June 29, 2008		Six Months Ended June 29, 2008
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted
	(In thousands, except per share amounts)
Interest expense	$(10,528)	$(11,066)	$(18,347)	$(19,409)

Income before taxes	59,191	58,653	80,095	79,033
Income tax expense	(17,041)	(16,848)	(24,725)	(24,343)

Net income	$42,150	$41,805	$55,370	$54,690

Basic income per share	$0.97	$0.96	$1.26	$1.25

Diluted income per share	$0.89	$0.88	$1.16	$1.14
Note 2: Operating Segments
In 2009, we made organizational changes to consolidate our North American operations, primarily consisting of consolidating our former Specialty Products and Belden Americas segments. This reorganization resulted in a change in our reported operating segments. We have organized the enterprise around geographic areas except for our wireless business. We now conduct our operations through four reported operating segments—Americas; Wireless; Europe, Middle East and Africa (EMEA); and Asia Pacific. We have reclassified prior year segment disclosures to conform to the new segment presentation.

				Asia	Total
	Americas	Wireless	EMEA	Pacific	Segments
	(In thousands)
Three Months Ended June 28, 2009
Total assets	$526,580	$123,408	$495,276	$229,645	$1,374,909
External customer revenues	186,734	13,234	86,237	57,616	343,821
Affiliate revenues	10,888	—	13,109	—	23,997
Operating income (loss)	33,521	(7,978)	(13,380)	8,262	20,425

Three Months Ended June 29, 2008

Total assets	$583,639	$—	$944,793	$390,484	$1,918,916
External customer revenues	278,578	—	171,688	106,037	556,303
Affiliate revenues	17,017	—	23,767	111	40,895
Operating income	48,819	—	24,398	15,775	88,992

Six Months Ended June 28, 2009

Total assets	$526,580	$123,408	$495,276	$229,645	$1,374,909
External customer revenues	368,944	25,237	174,298	103,854	672,333
Affiliate revenues	18,879	—	25,582	—	44,461
Operating income (loss)	58,179	(16,300)	(56,625)	11,596	(3,150)

Six Months Ended June 29, 2008

Total assets	$583,639	$—	$944,793	$390,484	$1,918,916
External customer revenues	535,172	—	333,218	199,739	1,068,129
Affiliate revenues	37,377	—	44,665	111	82,153
Operating income	70,480	—	41,229	27,062	138,771
The following table is a reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Segment operating income (loss)	$20,425	$88,992	$(3,150)	$138,771
Corporate expenses	(9,310)	(12,327)	(17,667)	(26,223)
Eliminations	(6,846)	(10,807)	(12,561)	(20,092)

Total operating income (loss)	4,269	65,858	(33,378)	92,456
Interest expense	(8,895)	(11,066)	(16,218)	(19,409)
Interest income	238	1,875	602	2,832
Other income	695	1,986	444	3,154

Income (loss) before taxes	$(3,693)	$58,653	$(48,550)	$79,033

Note 3: Income (Loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(4,886)	$41,805	$(37,340)	$54,690

Denominator:
Weighted average shares outstanding, basic	46,587	43,506	46,557	43,821
Effect of dilutive common stock equivalents	—	3,972	—	4,105

Weighted average shares outstanding, diluted	46,587	47,478	46,557	47,926

Net income (loss) per share:
Basic	$(0.10)	$0.96	$(0.80)	$1.25
Diluted	$(0.10)	$0.88	$(0.80)	$1.14
For the three and six months ended June 28, 2009, diluted weighted average shares outstanding do not include outstanding equity awards of 3.5 million and 3.2 million, respectively, because to do so would have been anti-dilutive.
Note 4: Inventories
The major classes of inventories were as follows:

	June 28,	December 31,
	2009	2008
	(In thousands)
Raw materials	$59,676	$62,701
Work-in-process	33,261	45,900
Finished goods	82,248	128,672
Perishable tooling and supplies	3,884	3,946

Gross inventories	179,069	241,219
Obsolescence and other reserves	(23,434)	(25,197)

Net inventories	$155,635	$216,022

Note 5: Long-Lived Assets
Disposals
On June 1, 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In addition to retaining a 5% interest in the business, we retained the associated land and building, which we are leasing to the buyer. The lease term is 15 years with a lessee option to renew up to an additional 10 years.
During the six months ended June 29, 2008, we sold and leased back under a normal sale-leaseback certain Americas segment real estate in Mexico. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years. We also sold our assembly operation in the Czech Republic for $8.2 million. We did not recognize a significant gain or loss on the transaction.
Impairments
During the six months ended June 28, 2009, we determined that certain long-lived assets of the German cable business that we sold on June 1, 2009 were impaired. We estimated the fair market value of these assets based upon the terms of the sales agreement and recognized an impairment loss of $20.4 million in the operating results of the EMEA segment. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relations intangible assets, respectively. We also recognized impairment losses on property, plant and equipment of $3.6 million, $1.2 million, and $1.0 million in the Americas, EMEA, and Asia Pacific segments, respectively, primarily related to our Lean enterprise strategies and corresponding decisions to consolidate capacity and dispose of excess machinery and equipment. The fair values of these assets were based upon quoted prices for identical assets.
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
Depreciation and Amortization Expense
We recognized depreciation expense of $9.7 million and $19.0 million in the three- and six-month periods ended June 28, 2009, respectively. We recognized depreciation expense of $11.1 million and $22.3 million in the three- and six-month periods ended June 29, 2008, respectively.
We recognized amortization expense related to our intangible assets of $3.9 million and $7.8 million in the three- and six-month periods ended June 28, 2009, respectively. We recognized amortization expense related to our intangible assets of $2.6 million and $5.2 million in the three- and six-month periods ended June 29, 2008, respectively.
Note 6: Restructuring Activities
Global Restructuring
In 2008, we announced our decision to further streamline our manufacturing, sales and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. During the first six months of 2009, we continued to implement our plan to streamline these functions and recognized severance costs primarily in the EMEA segment totaling $26.0 million ($15.8 million in cost of sales; $8.5 million in selling, general and administrative expenses; and $1.7 million in research and development) related to these restructuring actions. From inception of these restructuring actions through June 28, 2009, we have recognized severance costs totaling $52.3 million. We expect to recognize approximately $3.0 million of additional severance costs in the Americas segment associated with our plan that we announced in July 2009 to close one of our two manufacturing plants in Leominster, Massachusetts.

EMEA Manufacturing Restructuring
In prior years, we announced various decisions to realign our EMEA operations in order to consolidate manufacturing capacity. We did not recognize any new charges in 2009 related to these previous restructuring actions. From inception of these restructuring actions through June 28, 2009, we have recognized severance costs totaling $42.6 million (including amounts accounted for through purchase accounting). We do not expect to recognize additional costs related to these restructuring actions.
Voluntary Separation Program
In 2007, we announced a voluntary separation program primarily for associates in the United States who were at least 50 years of age and had 10 years of service with the Company. We did not recognize any costs in 2009 nor do we expect to recognize any future costs related to this program. In prior years, we recognized severance costs totaling $7.2 million related to this program.
The table below sets forth restructuring activity that occurred during the three and six months ended June 28, 2009. The balances are included in accrued liabilities.

		EMEA	Voluntary
	Global	Manufacturing	Separation
	Restructuring	Restructuring	Program
Balance at December 31, 2008	$24,957	$24,357	$1,441
New charges	25,920	—	—
Purchase accounting adjustment	—	(2,109)	—
Cash payments	(13,157)	(9,234)	(442)
Foreign currency translation	995	(814)	—
Other adjustments	(215)	(53)	—

Balance at March 29, 2009	38,500	12,147	999

New charges	55	—	—
Cash payments	(10,092)	(2,170)	(550)
Foreign currency translation	758	254	—
Other adjustments	(290)	—	(77)

Balance at June 28, 2009	$28,931	$10,231	$372

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
In our fiscal third quarter of 2009, we issued $200.0 million in senior subordinated notes due 2019 (see Note 11).

Senior Secured Credit Facility
As of June 28, 2009, we had a senior secured credit facility with a $350.0 million commitment. The facility was scheduled to mature in January 2011, had a variable interest rate based on LIBOR or the prime rate and was secured by our overall cash flow and certain of our assets in the United States. At June 28, 2009, there were outstanding borrowings of $240.0 million under the facility at a 3.2% interest rate, and we had $100.7 million in available borrowing capacity, net of letters of credit. During the six months ended June 28, 2009, we amended the facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. The amendment also increased the cost of borrowings under the facility by 100 basis points, and we incurred $1.5 million of fees that are included in other expense in the Consolidated Statements of Operations. As of June 28, 2009, we were in compliance with all of the amended covenants of the facility.
In our fiscal third quarter of 2009, we amended and extended our senior secured credit facility (see Note 11).
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
Fair Value of Long-Term Debt
The fair value of our debt instruments at June 28, 2009 was approximately $549.8 million based on sales prices of the debt instruments from recent trading activity. Included in this amount is an estimated $309.8 million fair value of senior subordinated notes with a face value of $350.0 million and an estimated $240.0 million fair value of borrowings under our senior secured credit facility.

Note 8: Income Taxes
The tax benefit of $11.2 million for the six months ended June 28, 2009 resulted from a loss before taxes of $48.6 million. The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amount determined by applying the applicable statutory United States tax rate for the six months ended June 28, 2009 is analyzed below:

	Amount	Rate
	(in thousands, except rate data)
United States federal statutory rate	$(16,993)	35.0%
State and local income taxes	2,177	(4.5)
Change in uncertain tax positions	(153)	0.3
Foreign tax rate variances and other	3,759	(7.7)

Total tax benefit	$(11,210)	23.1%

Note 9: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for the plans:

	Pension Obligations		Other Postretirement Obligations
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Three Months Ended
Service cost	$751	$1,455	$17	$34
Interest cost	2,608	3,203	733	637
Expected return on plan assets	(2,143)	(3,076)	—	—
Amortization of prior service cost	18	4	(74)	(54)
Settlement loss	—	1,760	—	—
Net loss recognition	744	359	44	171

Net periodic benefit cost	$1,978	$3,705	$720	$788

Six Months Ended
Service cost	$2,577	$2,855	$47	$69
Interest cost	6,348	6,432	1,295	1,290
Expected return on plan assets	(6,207)	(6,246)	—	—
Amortization of prior service cost	46	8	(122)	(108)
Settlement loss	—	1,760	—	—
Net loss recognition	1,286	682	214	342

Net periodic benefit cost	$4,050	$5,491	$1,434	$1,593

Note 10: Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Net income (loss)	$(4,886)	$41,805	$(37,340)	$54,690
Foreign currency translation gain (loss)	24,010	(533)	5,880	60,244

Total comprehensive income (loss)	$19,124	$41,272	$(31,460)	$114,934

Note 11: Subsequent Events
In our fiscal third quarter of 2009, we completed the issuance of $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our current senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on June 15 and December 15. We used the $193.7 million in net proceeds of this debt offering to repay amounts drawn under our senior secured credit facility.
We also amended and extended our senior secured credit facility in our fiscal third quarter of 2009. The amendment alters the level of the total leverage ratio covenant, increases the cost of borrowing under the facility, and inserts an asset coverage ratio covenant when the total leverage ratio is in excess of certain levels. The amendment extends the term of the facility from January 2011 to January 2013, and reduces the size of the facility from $350.0 million to $250.0 million through January 2011 and in January 2011 from $250.0 million to $230.0 million until its expiration in January 2013.
Note 12: Supplemental Guarantor Information
As of June 28, 2009, Belden Inc. (the Issuer) has outstanding $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes rank equal in right of payment with any of our future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	June 28, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$59,539	$11,306	$203,795	$—	$274,640
Receivables, net	—	82,315	163,357	—	245,672
Inventories, net	—	86,149	69,486	—	155,635
Deferred income taxes	—	(12,344)	32,991	—	20,647
Other current assets	3,150	12,533	35,575	—	51,258

Total current assets	62,689	179,959	505,204	—	747,852

Property, plant and equipment, less accumulated depreciation	—	121,965	176,583	—	298,548
Goodwill	—	241,870	72,324	—	314,194
Intangible assets, less accumulated amortization	—	79,536	62,647	—	142,183
Deferred income taxes	—	18,677	(16,052)	—	2,625
Investment in subsidiaries	808,299	326,407	—	(1,134,706)	—
Other long-lived assets	7,412	2,420	42,808	—	52,640

	$878,400	$970,834	$843,514	$(1,134,706)	$1,558,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$567	$61,637	$80,163	$—	$142,367
Accrued liabilities	12,202	51,455	84,317	—	147,974

Total current liabilities	12,769	113,092	164,480	—	290,341

Long-term debt	590,000	—	—	—	590,000
Postretirement benefits	—	48,274	72,096	—	120,370
Other long-term liabilities	10,021	4,556	5,265	—	19,842
Intercompany accounts	203,960	(474,126)	270,166	—	—
Total stockholders’ equity	61,650	1,279,038	331,507	(1,134,706)	537,489

	$878,400	$970,834	$843,514	$(1,134,706)	$1,558,042

	December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$130	$57,522	$169,761	$—	$227,413
Receivables, net	—	83,923	208,313	—	292,236
Inventories, net	—	110,018	106,004	—	216,022
Deferred income taxes	—	(12,344)	34,950	—	22,606
Other current assets	1,782	7,133	25,911	—	34,826

Total current assets	1,912	246,252	544,939	—	793,103

Property, plant and equipment, less accumulated depreciation	—	123,530	201,039	—	324,569
Goodwill	—	243,233	78,245	—	321,478
Intangible assets, less accumulated amortization	—	83,586	72,439	—	156,025
Investment in subsidiaries	838,088	362,329	—	(1,200,417)	—
Other long-lived assets	7,753	2,323	43,312	—	53,388

	$847,753	$1,061,253	$939,974	$(1,200,417)	$1,648,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$49,738	$111,006	$—	$160,744
Accrued liabilities	12,723	56,290	111,788	—	180,801

Total current liabilities	12,723	106,028	222,794	—	341,545

Long-term debt	590,000	—	—	—	590,000
Postretirement benefits	—	49,561	70,695	—	120,256
Deferred income taxes	—	(14,366)	18,636	—	4,270
Other long-term liabilities	9,991	5,807	5,826	—	21,624
Intercompany accounts	130,852	(386,116)	255,264	—	—
Total stockholders’ equity	104,187	1,300,339	366,759	(1,200,417)	570,868

	$847,753	$1,061,253	$939,974	$(1,200,417)	$1,648,563

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 28, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$181,854	$202,556	$(40,589)	$343,821
Cost of sales	—	(122,483)	(153,409)	40,589	(235,303)

Gross profit	—	59,371	49,147	—	108,518
Selling, general and administrative expenses	(140)	(37,031)	(30,408)	—	(67,579)
Research and development	—	(7,238)	(6,884)	—	(14,122)
Amortization of intangibles	—	(2,026)	(1,885)	—	(3,911)
Asset impairment	—	(737)	(716)	—	(1,453)
Loss on sale of assets	—	—	(17,184)	—	(17,184)

Operating income (loss)	(140)	12,339	(7,930)	—	4,269
Interest expense	(8,871)	(5)	(19)	—	(8,895)
Interest income	51	5	182	—	238
Other income	—	—	695	—	695
Intercompany income (expense)	3,042	(8,925)	5,883	—	—
Income (loss) from equity investment in subsidiaries	(1,194)	(4,789)	—	5,983	—

Income (loss) before taxes	(7,112)	(1,375)	(1,189)	5,983	(3,693)
Income tax benefit (expense)	2,226	181	(3,600)	—	(1,193)

Net income (loss)	$(4,886)	$(1,194)	$(4,789)	$5,983	$(4,886)

	Three Months Ended June 29, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$258,826	$353,623	$(56,146)	$556,303
Cost of sales	—	(185,290)	(260,686)	56,146	(389,830)

Gross profit	—	73,536	92,937	—	166,473
Selling, general and administrative expenses	(22)	(38,597)	(48,294)	—	(86,913)
Research and development	—	(1,596)	(9,497)	—	(11,093)
Amortization of intangibles	—	(478)	(2,131)	—	(2,609)

Operating income (loss)	(22)	32,865	33,015	—	65,858
Interest expense	(8,862)	33	(2,237)	—	(11,066)
Interest income	—	24	1,851	—	1,875
Other income	—	—	1,986	—	1,986
Intercompany income (expense)	3,050	(4,676)	1,626	—	—
Income (loss) from equity investment in subsidiaries	44,937	25,455	—	(70,392)	—

Income (loss) before taxes	39,103	53,701	36,241	(70,392)	58,653
Income tax benefit (expense)	2,702	(8,764)	(10,786)	—	(16,848)

Net income (loss)	$41,805	$44,937	$25,455	$(70,392)	$41,805

	Six Months Ended June 28, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$353,812	$390,323	$(71,802)	$672,333
Cost of sales	—	(240,078)	(311,346)	71,802	(479,622)

Gross profit	—	113,734	78,977	—	192,711
Selling, general and administrative expenses	(164)	(71,685)	(72,427)	—	(144,276)
Research and development	—	(14,641)	(16,036)	—	(30,677)
Amortization of intangibles	—	(4,050)	(3,726)	—	(7,776)
Asset impairment	—	(4,040)	(22,136)	—	(26,176)
Loss on sale of assets	—	—	(17,184)	—	(17,184)

Operating income (loss)	(164)	19,318	(52,532)	—	(33,378)
Interest expense	(16,190)	71	(99)	—	(16,218)
Interest income	56	85	461	—	602
Other income (expense)	(1,541)	—	1,985	—	444
Intercompany income (expense)	5,984	(12,178)	6,194	—	—
Income (loss) from equity investment in subsidiaries	(29,789)	(36,122)	—	65,911	—

Income (loss) before taxes	(41,644)	(28,826)	(43,991)	65,911	(48,550)
Income tax benefit (expense)	4,304	(963)	7,869	—	11,210

Net income (loss)	$(37,340)	$(29,789)	$(36,122)	$65,911	$(37,340)

	Six Months Ended June 29, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$496,226	$678,824	$(106,921)	$1,068,129
Cost of sales	—	(358,720)	(504,040)	106,921	(755,839)

Gross profit	—	137,506	174,784	—	312,290
Selling, general and administrative expenses	(33)	(78,628)	(103,415)	—	(182,076)
Research and development	—	(3,363)	(16,801)	—	(20,164)
Amortization of intangibles	—	(978)	(4,183)	—	(5,161)
Asset impairment	—	(11,549)	—	—	(11,549)
Loss on sale of assets	—	—	(884)	—	(884)

Operating income (loss)	(33)	42,988	49,501	—	92,456
Interest expense	(17,507)	39	(1,941)	—	(19,409)
Interest income	—	187	2,645	—	2,832
Other income	—	—	3,154	—	3,154
Intercompany income (expense)	6,852	(9,285)	2,433	—	—
Income (loss) from equity investment in subsidiaries	60,971	37,676	—	(98,647)	—

Income (loss) before taxes	50,283	71,605	55,792	(98,647)	79,033
Income tax benefit (expense)	4,407	(10,634)	(18,116)	—	(24,343)

Net income (loss)	$54,690	$60,971	$37,676	$(98,647)	$54,690

Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 28, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used for) operating activities	$67,103	$(35,736)	$37,967	$—	$69,334

Cash flows from investing activities:
Capital expenditures	—	(10,462)	(7,880)	—	(18,342)
Proceeds from disposal of tangible assets	—	(18)	385	—	367

Net cash used for investing activities	—	(10,480)	(7,495)	—	(17,975)

Cash flows from financing activities:
Cash dividends paid	(4,707)	—	—	—	(4,707)
Debt issuance costs	(1,541)	—	—	—	(1,541)
Tax deficiency related to share-based compensation	(1,469)	—	—	—	(1,469)
Proceeds from exercises of stock options	23	—	—	—	23

Net cash used for financing activities	(7,694)	—	—	—	(7,694)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	3,562	—	3,562

Increase (decrease) in cash and cash equivalents	59,409	(46,216)	34,034	—	47,227
Cash and cash equivalents, beginning of period	130	57,522	169,761	—	227,413

Cash and cash equivalents, end of period	$59,539	$11,306	$203,795	$—	$274,640

	Six Months Ended June 29, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used for) operating activities	$196,734	$(107,789)	$(14,370)	$—	$74,575

Cash flows from investing activities:
Capital expenditures	—	(4,608)	(13,577)	—	(18,185)
Cash used to invest in and acquire businesses	—	(2,500)	(5,391)	—	(7,891)
Proceeds from disposal of tangible assets	—	30	40,219	—	40,249

Net cash provided by (used for) investing activities	—	(7,078)	21,251	—	14,173

Cash flows from financing activities:
Cash dividends paid	(4,458)	—	—	—	(4,458)
Excess tax benefits related to share-based compensation	1,141	—	—	—	1,141
Proceeds from exercises of stock options	5,171	—	—	—	5,171
Payments under share repurchase program	(68,336)	—	—	—	(68,336)
Intercompany capital contributions	(130,242)	130,242	—	—	—

Net cash provided by (used for) financing activities	(196,724)	130,242	—	—	(66,482)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	7,436	—	7,436

Increase in cash and cash equivalents	10	15,375	14,317	—	29,702
Cash and cash equivalents, beginning of period	—	13,947	146,017	—	159,964

Cash and cash equivalents, end of period	$10	$29,322	$160,334	$—	$189,666

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
Global Restructuring Activities
In 2008, we announced our decision to further streamline our manufacturing, sales and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. In the first six months of 2009, we continued to implement our plan to streamline these functions and recognized severance costs and asset impairment losses of $26.0 million and $26.2 million, respectively, related to these restructuring actions. We continuously review our business strategies and evaluate potential restructuring actions. This could result in additional restructuring costs in future periods.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock shares, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At June 28, 2009, the total unrecognized compensation cost related to all nonvested awards was $22.1 million. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Product Demand
Many of our customers are distributors that stock inventory for resale. Due to the weakening demand experienced throughout the global economy, many of our customers have lowered their inventory balances. Our revenues are negatively impacted by these inventory reductions. Our customers may continue this trend if overall demand remains weak.
Subsequent Events
In our fiscal third quarter of 2009, we completed the issuance of $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our current senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on June 15 and December 15. We used the $193.7 million in net proceeds of this debt offering to repay amounts drawn under our senior secured credit facility.

We also amended and extended our senior secured credit facility in our fiscal third quarter of 2009. The amendment alters the level of the total leverage ratio covenant, increases the cost of borrowing under the facility, and inserts an asset coverage ratio covenant when the total leverage ratio is in excess of certain levels. The amendment extends the term of the facility from January 2011 to January 2013, and reduces the size of the facility from $350.0 million to $250.0 million through January 2011 and in January 2011 from $250.0 million to $230.0 million until its expiration in January 2013.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Adoption of Recent Accounting Pronouncements
Discussion regarding our adoption of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the six months ended June 28, 2009:
•	We did not change any of our existing critical accounting policies from those listed in our 2008 Annual Report on Form 10-K;
•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Revenues	$343,821	$556,303	-38.2%	$672,333	$1,068,129	-37.1%
Gross profit	108,518	166,473	-34.8%	192,711	312,290	-38.3%
Selling, general and administrative expenses	67,579	86,913	-22.2%	144,276	182,076	-20.8%
Research and development	14,122	11,093	27.3%	30,677	20,164	52.1%
Operating income (loss)	4,269	65,858	-93.5%	(33,378)	92,456	-136.1%
Income (loss) before taxes	(3,693)	58,653	-106.3%	(48,550)	79,033	-161.4%
Net income (loss)	(4,886)	41,805	-111.7%	(37,340)	54,690	-168.3%
Revenues decreased in the three- and six-month periods ended June 28, 2009 for the following reasons:
•	A decrease in unit sales volume due to broad-based market declines resulted in a revenue decrease of $161.0 million and $304.8 million, respectively.

•	A decrease in copper prices resulted in sales price decreases totaling $32.5 million and $61.4 million, respectively.
•	Unfavorable currency translation of $19.4 million and $38.4 million, respectively, due to the U.S. dollar strengthening against many foreign currencies including the euro and Canadian dollar.
•	Lost sales from the disposal of two businesses in Europe resulted in a revenue decrease of $12.8 million and $16.4 million, respectively.
The negative impact that the factors listed above had on the revenue comparison was partially offset by $13.2 million and $25.2 million, respectively, of revenues from Trapeze Networks, Inc. (Trapeze), which we acquired on July 16, 2008.
Gross profit decreased in the three- and six-month periods ended June 28, 2009 from the comparable periods in 2008 due to the decreases in revenue as discussed above and increases in severance and other restructuring costs. In the three- and six-month periods ended June 28, 2009, cost of sales included $4.8 million and $22.7 million, respectively, of severance and other restructuring costs compared to $2.3 million and $6.2 million, respectively, in the comparable periods of 2008. These increases were due to global restructuring actions to further streamline our manufacturing functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. Excluding the impact of the severance and other restructuring costs, gross profit margin in the three- and six-month periods ended June 28, 2009 increased 280 basis points and 230 basis points, respectively, due to cost reductions from our Lean enterprise strategies and global restructuring actions.
Selling, general and administrative expenses decreased more than 20% in each of the three- and six-month periods ended June 28, 2009 from the comparable periods in 2008. These decreases are primarily due to lower payroll costs associated with a decrease in sales and administration employees and lower discretionary spending for items such as consulting fees, travel costs, and advertising.
The increase in research and development costs in the three- and six-month periods ended June 28, 2009 is primarily due to the acquisition of Trapeze in July 2008. Trapeze incurred $5.4 million and $11.2 million of research and development costs in the three- and six-month periods ended June 28, 2009, respectively.
During the first six months of 2009, we recognized asset impairment losses totaling $26.2 million primarily related to a German cable business that we sold in the second quarter of 2009. In the first six months of 2008, we recognized an impairment loss of $7.3 million due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized an impairment loss of $4.2 million in 2008 related to our decision to consolidate capacity and dispose of excess machinery and equipment.
During the second quarter of 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. We did not have any significant gains or losses on the sale of assets in 2008.
We recognized income tax expense of $1.2 million in the second quarter of 2009 despite incurring a loss before taxes because the income tax benefit associated with the loss on sale of a German cable business was based on a lower statutory tax rate than the average rate applied to the rest of our income before taxes. Our effective tax rate for the six-month period ended June 28, 2009 was a 23.1% benefit compared to an expense of 30.8% in 2008. This change is primarily attributable to the decrease in income before taxes as well as the impact of the income tax benefit associated with the loss on sale of a German cable business.

Americas Segment

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total revenues	$197,622	$295,595	-33.1%	$387,823	$572,549	-32.3%
Operating income	33,521	48,819	-31.3%	58,179	70,480	-17.5%
as a percent of total revenues	17.0%	16.5%		15.0%	12.3%
Americas total revenues, which include affiliate revenues, decreased in the three- and six-month periods ended June 28, 2009 from the comparable periods in 2008 due to lower unit sales volume of $67.9 million and $120.4 million, respectively. Lower demand in the United States contributed to lower volume across all vertical markets as more than 75% of the segment’s external customer revenues are generated from customers located in the United States. Similarly, lower demand in Europe and Asia resulted in a decrease in affiliate revenues in the three- and six-month periods ended June 28, 2009 of $6.1 million and $18.5 million, respectively. A decrease in copper prices resulted in lower selling prices that contributed $19.1 million and $35.5 million, respectively, to the decrease in revenues. The remaining decrease in revenues was due to unfavorable currency translation, which was primarily a result of the U.S. dollar strengthening against the Canadian dollar.
Operating income decreased in the three- and six-month periods ended June 28, 2009 due to the decrease in revenues as discussed above. However, operating margins improved in 2009 due to manufacturing cost savings resulting from the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean enterprise strategies. Operating margins were also affected by asset impairment and restructuring charges. In the second quarter of 2009, the segment recognized $0.7 million of asset impairment losses and $4.0 million of severance and other restructuring charges primarily related to our global restructuring actions. In the second quarter of 2008, the segment recognized severance and other restructuring charges of $3.6 million. Excluding the impact of these charges, operating margins for the second quarter increased from 17.7% in 2008 to 19.3% in 2009.
Wireless Segment

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total revenues	$13,234	$—	n/a	$25,237	$—	n/a
Operating loss	(7,978)	—	n/a	(16,300)	—	n/a
as a percent of total revenues	-60.3%	n/a		-64.6%	n/a
The Wireless segment consists of Trapeze, which we acquired on July 16, 2008. Sales transactions from our Wireless segment often involve multiple elements in which the sales proceeds are deferred and recognized ratably over the period related to the last delivered element. As of June 28, 2009, total deferred revenue and deferred cost of sales were $20.9 million and $7.2 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to three years.

The changes in the deferred revenue and deferred cost of sales balances are as follows (in thousands):

	Deferred	Deferred Cost	Deferred
	Revenue	of Sales	Gross Profit
Balance, December 31, 2008	$20,166	$7,270	$12,896
Balance, June 28, 2009	20,948	7,235	13,713

Increase (decrease)	$782	$(35)	$817

In January 2009, one of Trapeze’s significant OEM customers, Nortel Networks (Nortel), filed for bankruptcy protection. As part of its bankruptcy restructuring activities, Nortel is in the process of selling its various business units. Our relationship with Nortel may be affected by the outcome of this process. The financial difficulty of Nortel has resulted in lower than expected revenues for Trapeze and has contributed to the segment’s operating loss.
EMEA Segment

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total revenues	$99,346	$195,455	-49.2%	$199,880	$377,883	-47.1%
Operating income (loss)	(13,380)	24,398	-154.8%	(56,625)	41,229	-237.3%
as a percent of total revenues	-13.5%	12.5%		-28.3%	10.9%
EMEA total revenues, which include affiliate revenues, decreased in the three- and six-month periods ended June 28, 2009 from the comparable periods in 2008 due to lower unit sales volume of $56.6 million and $111.1 million, respectively. The broad-based market declines have continued in Europe resulting in lower volume across all vertical markets. Similarly, lower demand in the United States and Asia resulted in a decrease in affiliate revenues in the three- and six-month periods ended June 28, 2009 of $10.7 million and $19.1 million, respectively. The decrease in revenues was also due to $13.6 million and $27.2 million, respectively, of unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro. A decrease in copper prices resulted in lower selling prices that contributed $2.4 million and $4.2 million, respectively, to the decrease in revenues. The remaining decrease in revenues was due to lost sales from the disposal of two businesses.
Operating income decreased in the three- and six-month periods ended June 28, 2009 due to the decrease in revenues as discussed above, a loss on sale of assets, and an increase in asset impairment and severance charges. In the second quarter of 2009, the segment recognized a $17.2 million loss on the sale of a German cable business. It also recognized $0.7 million of asset impairment losses and $2.6 million of severance and other restructuring charges primarily related to our global restructuring actions. In the second quarter of 2008, the segment recognized severance and other restructuring charges of $0.6 million. Excluding the impact of these charges, operating margins for the second quarter decreased from 12.8% in 2008 to 7.1% in 2009 as the decrease in revenues more than offset the cost savings from our various restructuring actions.

Asia Pacific Segment

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total revenues	$57,616	$106,148	-45.7%	$103,854	$199,850	-48.0%
Operating income	8,262	15,775	-47.6%	11,596	27,062	-57.2%
as a percent of total revenues	14.3%	14.9%		11.2%	13.5%
Asia Pacific total revenues decreased in the three- and six-month periods ended June 28, 2009 from the comparable periods in 2008 due to lower unit sales volume of $36.5 million and $73.3 million, respectively. The broad-based market declines have continued in Asia resulting in lower volume across most vertical markets. A decrease in copper prices resulted in lower selling prices that contributed $11.0 million and $21.7 million, respectively, to the decrease in revenues. The remaining decrease in revenues was due to unfavorable currency translation.
Operating income decreased in the three- and six-month periods ended June 28, 2009 due to the decrease in revenues as discussed above. Despite the significant decrease in revenues, operating margins remained above 10.0% in 2009 due to gross profit margin improvement from our product portfolio management actions and cost savings from our restructuring actions.
Corporate Expenses

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2009	2008	Change	2009	2008	Change
		(in thousands, except percentages)
Total corporate expenses	$(9,310)	$(12,327)	-24.5%	$(17,667)	$(26,223)	-32.6%
Corporate expenses include administrative and other costs that are not allocated to the segments. These expenses decreased in the three- and six-month periods ended June 28, 2009 from the comparable periods in 2008 due to lower payroll costs, consulting fees, and other discretionary items such as travel costs.
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

The following table is derived from our Consolidated Cash Flow Statements:

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In thousands)
Net cash provided by (used for):
Operating activities	$69,334	$74,575
Investing activities	(17,975)	14,173
Financing activities	(7,694)	(66,482)
Effects of currency exchange rate changes on
cash and cash equivalents	3,562	7,436

Increase in cash and cash equivalents	47,227	29,702
Cash and cash equivalents, beginning of period	227,413	159,964

Cash and cash equivalents, end of period	$274,640	$189,666

Net cash provided by operating activities, a key source of our liquidity, decreased by $5.2 million in the six-month period ended June 28, 2009 from the comparable period in 2008 primarily due to a decrease in income partially offset by a favorable net change in operating assets and liabilities. This favorable change was primarily due to improvements in receivables and inventories as we reduced production and inventory levels consistent with the decrease in customer demand. These improvements were partially offset by unfavorable changes in accounts payable and accrued liabilities, which included $35.6 million of total severance payments during the six months ended June 28, 2009 related to our restructuring actions. Total severance payments during the six months ended June 29, 2008 were $3.8 million.
Net cash used for investing activities totaled $18.0 million in the first six months of 2009 compared to cash provided by investing activities of $14.2 million in the first six months of 2008. Investing activities in the first six months of 2009 primarily related to capital expenditures for enterprise resource planning software and capacity enhancements at certain locations. Net cash provided by investing activities in the first six months of 2008 included $24.4 million of net proceeds received from the sale of certain real estate in Mexico, $15.0 million received from the sale and collection of a receivable related to the sale of our assembly and telecommunications cable operations in the Czech Republic, and $0.7 million received from the collection of a receivable related to our sale of certain real estate in the Netherlands. These proceeds were partially offset by capital expenditures of $18.2 million that included payments for construction of a new manufacturing facility in China. We anticipate that future capital expenditures will be funded with available cash.
Net cash used for financing activities in the first six months of 2009 totaled $7.7 million compared to $66.5 million in the first six months of 2008. This change is primarily due to a decrease in payments under our share repurchase program, which we completed in 2008, and a decrease in proceeds from the exercise of stock options.
Our outstanding debt obligations as of June 28, 2009 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $240.0 million of outstanding borrowings under our senior secured credit facility, which matures in 2011 and has a variable interest rate based on LIBOR or the prime rate. During the six months ended June 28, 2009, we amended the facility and changed the definition of EBITDA used in the computation of the 3.5 gross debt-to-EBITDA leverage ratio covenant. Although the amendment increased the cost of borrowings under the facility by 100 basis points, it provides us with additional flexibility in managing liquidity through the weaker global demand in our served markets. As of June 28, 2009, we had $100.7 million in available borrowing capacity under our senior secured credit facility, and we were in compliance with all of its covenants.

In our fiscal third quarter of 2009, we issued $200.0 million in senior subordinated notes due 2019 and amended and extended our senior secured credit facility. Additional discussion regarding these subsequent events is included in Note 11 to the Consolidated Financial Statements and the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements in this report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and assumptions. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Some of the factors that may cause actual results to differ from our expectations include:
•	The current global economic slowdown may adversely impact our results;
•	Turbulence in financial markets may increase our borrowing costs;
•	The availability of credit for our customers and distributors;
•	Our ability to successfully integrate acquired businesses;
•	Demand and acceptance of our products by customers and end users;
•	Worldwide economic conditions, which could impact demand for our products;
•	Changes in the cost and availability of raw materials (specifically, copper, commodities derived from petrochemical feedstocks, and other materials);
•	The degree to which we will be able to respond to raw materials cost fluctuations through the pricing of our products;
•	Our ability to meet customer demand successfully as we also reduce working capital;
•	Our ability to implement successfully our announced restructuring plans (for which we may incur additional costs); and
•	Other factors noted in this report and our other Securities Exchange Act of 1934 filings.
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
PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, about 96 of which we were aware at July 22, 2009, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through July 22, 2009, we have been dismissed, or reached agreement to be dismissed, in approximately 313 similar cases without any going to trial, and with only 38 of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows.

Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2008 Annual Report on Form 10-K.

Item 4: Submission of Matters to a Vote of Security Holders
On May 20, 2009, the Company held its regular Annual Meeting of Stockholders. The stockholders considered two proposals. Both proposals were approved.
Proposal 1: Election of 10 directors for a one-year term.

	Shares Voted For	Shares Withheld
David Aldrich	38,831,495	5,584,695
Lorne D. Bain	39,940,910	4,475,280
Lance C. Balk	40,937,797	3,478,393
Judy L. Brown	40,136,206	4,279,984
Bryan C. Cressey	40,704,421	3,711,769
Glenn Kalnasy	38,493,804	5,922,386
Mary S. McLeod	38,844,861	5,571,329
John M. Monter	38,858,398	5,557,792
Bernard G. Rethore	37,459,237	6,956,953
John S. Stroup	41,046,315	3,369,875
Proposal 2: To authorize an additional 2,200,000 shares for the Cable Design Technologies Corporation 2001 Long-Term Performance Incentive Plan and approve other Plan amendments.

Shares Voted For	Shares Voted Against	Abstentions	Broker Non-Votes
30,351,776	10,464,662	54,399	3,545,353

Item 6: Exhibits
Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.
Date: August 4, 2009	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: August 4, 2009	By:	/s/ Gray G. Benoist
Gray G. Benoist
Senior Vice President, Finance and Chief Financial Officer

Date: August 4, 2009	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller and Chief Accounting Officer