Form 10-Q
period 2009-09-27
BELDEN INC.
filed 2009-11-03
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
As of November 2, 2009, the Registrant had 46,658,231 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	September 27,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$311,792	$227,413
Receivables, net	253,318	292,236
Inventories, net	150,476	216,022
Deferred income taxes	25,595	22,606
Other current assets	40,419	34,826

Total current assets	781,600	793,103
Property, plant and equipment, less accumulated depreciation	301,911	324,569
Goodwill	308,620	321,478
Intangible assets, less accumulated amortization	140,764	156,025
Deferred income taxes	3,145	—
Other long-lived assets	66,139	53,388

	$1,602,179	$1,648,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,625	$160,744
Accrued liabilities	153,676	180,801

Total current liabilities	316,301	341,545
Long-term debt	590,103	590,000
Postretirement benefits	124,903	120,256
Deferred income taxes	—	4,270
Other long-term liabilities	20,732	21,624

Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	589,274	585,704
Retained earnings	55,069	106,949
Accumulated other comprehensive income	34,969	10,227
Treasury stock	(129,675)	(132,515)

Total stockholders’ equity	550,140	570,868

	$1,602,179	$1,648,563

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands, except per share data)
Revenues	$355,159	$520,494	$1,027,492	$1,588,623
Cost of sales	(247,086)	(366,842)	(726,708)	(1,122,681)

Gross profit	108,073	153,652	300,784	465,942
Selling, general and administrative expenses	(71,489)	(85,149)	(215,765)	(267,225)
Research and development	(14,161)	(15,887)	(44,838)	(36,051)
Amortization of intangibles	(3,983)	(4,125)	(11,759)	(9,286)
Asset impairment	—	(753)	(26,176)	(12,302)
Loss on sale of assets	—	—	(17,184)	(884)

Operating income (loss)	18,440	47,738	(14,938)	140,194
Interest expense	(12,575)	(8,857)	(28,793)	(28,266)
Interest income	199	1,226	801	4,058
Other income	2,418	813	2,862	3,967

Income (loss) before taxes	8,482	40,920	(40,068)	119,953
Income tax expense	(15,958)	(9,386)	(4,748)	(33,729)

Net income (loss)	$(7,476)	$31,534	$(44,816)	$86,224

Weighted average number of common shares and equivalents:
Basic	46,607	44,571	46,574	44,072
Diluted	46,607	47,082	46,574	47,643

Basic income (loss) per share	$(0.16)	$0.71	$(0.96)	$1.96

Diluted income (loss) per share	$(0.16)	$0.67	$(0.96)	$1.81

Dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(44,816)	$86,224
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,630	42,394
Asset impairment	26,176	12,302
Loss on sale of assets	17,184	884
Share-based compensation	8,373	10,614
Provision for inventory obsolescence	4,912	6,495
Tax deficiency (benefit) related to share-based compensation	1,507	(1,297)
Amortization of discount on long-term debt	103	1,256
Pension funding in excess of pension expense	(7,000)	(1,114)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	40,784	(9,297)
Inventories	49,631	(7,440)
Deferred cost of sales	(514)	(3,300)
Accounts payable	2,517	21,148
Accrued liabilities	(23,543)	(33,154)
Deferred revenue	843	8,721
Accrued taxes	1,996	(5,890)
Other assets	1,987	(1,995)
Other liabilities	(834)	1,316

Net cash provided by operating activities	119,936	127,867

Cash flows from investing activities:
Capital expenditures	(26,178)	(32,421)
Cash used to invest in and acquire businesses	—	(144,625)
Proceeds from disposal of tangible assets	367	40,488

Net cash used for investing activities	(25,811)	(136,558)

Cash flows from financing activities:
Borrowings under credit arrangements	193,732	240,000
Payments under borrowing arrangements	(193,732)	(110,000)
Debt issuance costs	(11,810)	—
Cash dividends paid	(7,037)	(6,616)
Tax benefit (deficiency) related to share-based compensation	(1,507)	1,297
Proceeds from exercise of stock options	23	5,957
Payments under share repurchase program	—	(68,336)

Net cash provided by (used for) financing activities	(20,331)	62,302

Effect of foreign currency exchange rate changes on cash and cash equivalents	10,585	1,864

Increase in cash and cash equivalents	84,379	55,475
Cash and cash equivalents, beginning of period	227,413	159,964

Cash and cash equivalents, end of period	$311,792	$215,439

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
NINE MONTHS ENDED SEPTEMBER 27, 2009
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional				Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(In thousands)
Balance at December 31, 2008	50,335	$503	$585,704	$106,949	(3,844)	$(132,515)	$45,675	$(35,448)	$570,868
Net loss				(44,816)					(44,816)
Foreign currency translation							24,742		24,742

Comprehensive loss									(20,074)
Release of restricted stock, net of tax withholding forfeitures			(3,316)		115	2,814			(502)
Exercise of stock options			(3)		1	26			23
Share-based compensation			6,866						6,866
Dividends ($0.15 per share)			23	(7,064)					(7,041)

Balance at September 27, 2009	50,335	$503	$589,274	$55,069	(3,728)	$(129,675)	$70,417	$(35,448)	$550,140

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
The accompanying Consolidated Financial Statements presented as of any date other than December 31, 2008:
•	Are prepared from the books and records without audit, and

•	Are prepared in accordance with the instructions for Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States for complete statements, but

•	Include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements.
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2008 Annual Report on Form 10-K.
Business Description
We design, manufacture, and market signal transmission solutions, including cable, connectivity, and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first, second and third quarter each end typically on the last Sunday falling on or before their respective calendar quarter-end. The nine months ended September 27, 2009 and September 28, 2008 include 270 and 272 calendar days, respectively.
Accounting Standards Codification
In the third quarter of 2009, we adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of accounting principles generally accepted in the United States (GAAP). These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

Fair Value Measurement
On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting. These changes specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
As of and during the nine months ended September 27, 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Note 6).
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of September 27, 2009 was $121.6 million and is based on quoted market prices in active markets.
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
At September 27, 2009, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $9.9 million, $9.5 million, and $1.6 million, respectively.

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
Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance, and other support services. When a sale involves multiple elements, we allocate the proceeds from the arrangement to each respective element based on its Vendor Specific Objective Evidence (VSOE) of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value cannot be established, the proceeds from the arrangement are deferred and recognized ratably over the period related to the last delivered element. Through September 27, 2009, our Wireless segment did not establish VSOE of fair value of post-contract customer support. As a result, the proceeds and related cost of sales from multiple-element revenue transactions involving post-contract customer support are deferred and recognized ratably over the post-contract customer support period, ranging from one to three years. As of September 27, 2009, total deferred revenue and deferred cost of sales were $21.0 million and $7.8 million, respectively. Of the total deferred revenue, $17.7 million is included in accrued liabilities, and $3.3 million is included in other long-term liabilities. Of the total deferred cost of sales, $6.7 million is included in other current assets and $1.1 million is included in other long-lived assets.
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
Current-Year Adoption of Accounting Pronouncements
On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. This guidance states that the purchase method must be used for all business combinations and that an acquirer must be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. An acquirer in a business combination must recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This guidance will be applied to any future business combinations.

On January 1, 2009, we adopted changes issued by the FASB to accounting for convertible debt instruments that may be settled in cash upon conversion. These changes affected the accounting for our $110.0 million aggregate principal convertible subordinated debentures that were converted into cash and shares of common stock in 2008 (see Note 8). This guidance requires that we allocate the proceeds from the debt issuance between debt and equity components in a manner that reflects our nonconvertible debt borrowing rate. The equity component reflects the value of the conversion feature of the debentures. This guidance requires retrospective application to all periods presented and does not grandfather existing debt instruments. As such, we have adjusted our prior year financial statements. The cumulative impact of the adjustments as of January 1, 2009 was a $1.7 million decrease to retained earnings with a corresponding increase to additional paid in capital. The following table summarizes the impact of the adjustments on the three and nine months ended September 28, 2008.

	Three Months Ended September 28, 2008		Nine Months Ended September 28, 2008
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted
	(In thousands, except per share amounts)
Interest expense	$(8,671)	$(8,857)	$(27,018)	$(28,266)

Income before taxes	41,106	40,920	121,201	119,953
Income tax expense	(9,453)	(9,386)	(34,178)	(33,729)

Net income	$31,653	$31,534	$87,023	$86,224

Basic income per share	$0.71	$0.71	$1.97	$1.96

Diluted income per share	$0.67	$0.67	$1.83	$1.81
Pending Adoption of Recent Accounting Pronouncements
In October 2009, the FASB issued an update to existing guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued an update to existing guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We expect to early adopt the new guidance on January 1, 2010. While we expect this new guidance will affect revenue recognition for our Wireless segment, we have not yet determined its impact on our financial statements.
Note 2: Acquisitions
On July 16, 2008, we acquired Trapeze Networks, Inc. (Trapeze) for cash of $136.1 million, including transaction costs and net of cash acquired. We financed the total purchase price with borrowings under our revolving credit facility. California-based Trapeze is a provider of wireless local area networking equipment. The acquisition of Trapeze improves our ability to provide a full complement of signal transmission solutions including wireless systems. Furthermore, it positions us to continue serving customers that are adopting wireless technology in applications previously solved with copper or fiber cable solutions. The results of operations of Trapeze have been included in our results of operations from July 16, 2008. Trapeze is reported as a separate operating segment disclosed as the Wireless segment. The following table summarizes the fair values of the assets acquired and liabilities assumed as of July 16, 2008 (in thousands).

Receivables	$9,367
Inventories	6,058
Other current assets	2,328
Deferred taxes	23,970
Property, plant and equipment	1,700
Goodwill	67,333
Other intangible assets	39,240
Other long-lived assets	216

Total assets	$150,212

Accounts payable	$7,630
Accrued liabilities	6,483
Other long-term liabilities	41

Total liabilities	14,154

Net assets	$136,058

The allocation above differs from our preliminary allocation previously disclosed primarily due to the completion of a comprehensive study of the availability of the acquired net operating loss carryforwards. As a result of this change, the amount allocated to deferred taxes increased by $14.1 million with a corresponding decrease to goodwill.
Note 3: Operating Segments
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

				Asia	Total
	Americas	Wireless	EMEA	Pacific	Segments
	(In thousands)
Three Months Ended September 27, 2009
Total assets	$533,672	$124,094	$505,314	$249,431	$1,412,511
External customer revenues	192,135	14,910	81,012	67,102	355,159
Affiliate revenues	12,994	—	13,099	—	26,093
Operating income (loss)	31,153	(6,644)	5,596	6,700	36,805

Three Months Ended September 28, 2008
Total assets	$589,152	$143,992	$901,187	$395,842	$2,030,173
External customer revenues	277,235	7,792	139,489	95,978	520,494
Affiliate revenues	13,692	38	20,818	—	34,548
Operating income (loss)	51,148	(8,784)	11,674	11,755	65,793

Nine Months Ended September 27, 2009
Total assets	$533,672	$124,094	$505,314	$249,431	$1,412,511
External customer revenues	561,079	40,147	255,310	170,956	1,027,492
Affiliate revenues	31,873	—	38,681	—	70,554
Operating income (loss)	89,332	(22,944)	(51,029)	18,296	33,655

Nine Months Ended September 28, 2008
Total assets	$589,152	$143,992	$901,187	$395,842	$2,030,173
External customer revenues	812,407	7,792	472,707	295,717	1,588,623
Affiliate revenues	51,069	38	65,483	111	116,701
Operating income (loss)	121,628	(8,784)	52,903	38,817	204,564
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income (loss) before taxes.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Segment operating income	$36,805	$65,793	$33,655	$204,564
Corporate expenses	(10,141)	(10,824)	(27,808)	(37,047)
Eliminations	(8,224)	(7,231)	(20,785)	(27,323)

Total operating income (loss)	18,440	47,738	(14,938)	140,194
Interest expense	(12,575)	(8,857)	(28,793)	(28,266)
Interest income	199	1,226	801	4,058
Other income	2,418	813	2,862	3,967

Income (loss) before taxes	$8,482	$40,920	$(40,068)	$119,953

Note 4: Income (Loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(7,476)	$31,534	$(44,816)	$86,224

Denominator:
Weighted average shares outstanding, basic	46,607	44,571	46,574	44,072
Effect of dilutive common stock equivalents	—	2,511	—	3,571

Weighted average shares outstanding, diluted	46,607	47,082	46,574	47,643

Net income (loss) per share:
Basic	$(0.16)	$0.71	$(0.96)	$1.96
Diluted	$(0.16)	$0.67	$(0.96)	$1.81
For the three and nine months ended September 27, 2009, diluted weighted average shares outstanding do not include outstanding equity awards of 3.7 million and 3.4 million, respectively, because to do so would have been anti-dilutive.
Note 5: Inventories
The major classes of inventories were as follows:

	September 27,	December 31,
	2009	2008
	(In thousands)
Raw materials	$51,577	$62,701
Work-in-process	34,935	45,900
Finished goods	81,914	128,672
Perishable tooling and supplies	3,926	3,946

Gross inventories	172,352	241,219
Obsolescence and other reserves	(21,876)	(25,197)

Net inventories	$150,476	$216,022

Note 6: Long-Lived Assets
Disposals
During the nine months ended September 27, 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In addition to retaining a 5% interest in the business, we retained the associated land and building, which we are leasing to the buyer. The lease term is 15 years with a lessee option to renew up to an additional 10 years.

During the nine months ended September 28, 2008, we sold and leased back under a normal sale-leaseback certain Americas segment real estate in Mexico. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years. We also sold our assembly operation in the Czech Republic for $8.2 million. We did not recognize a significant gain or loss on the transaction.
Impairments
Prior to the sale of a German cable business, we determined that certain long-lived assets of that business were impaired. We estimated the fair market value of these assets based upon the terms of the sales agreement and recognized an impairment loss of $20.4 million in the operating results of the EMEA segment during the nine months ended September 27, 2009. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relationships intangible assets, respectively. We also recognized impairment losses on property, plant and equipment of $3.6 million, $1.2 million, and $1.0 million in the Americas, EMEA, and Asia Pacific segments, respectively, primarily related to our regional manufacturing strategies and corresponding decisions to consolidate capacity and dispose of excess machinery and equipment. The fair values of these assets were based upon quoted prices for identical assets.
During the three months ended September 28, 2008, we identified certain tangible long-lived assets related to a warehouse in Tennessee for which the carrying value was not fully recoverable. We estimated the fair market value of these tangible long-lived assets based upon anticipated net proceeds from their eventual sale and recognized an impairment loss of $0.8 million in the Americas segment operating results.
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
Depreciation and Amortization Expense
We recognized depreciation expense of $9.8 million and $28.8 million in the three- and nine-month periods ended September 27, 2009, respectively. We recognized depreciation expense of $9.3 million and $31.6 million in the three- and nine-month periods ended September 28, 2008, respectively.
We recognized amortization expense related to our intangible assets of $4.0 million and $11.8 million in the three- and nine-month periods ended September 27, 2009, respectively. We recognized amortization expense related to our intangible assets of $5.6 million and $10.8 million in the three- and nine-month periods ended September 28, 2008, respectively, including $1.5 million of amortization expense in each period classified as research and development expenses.
Note 7: Restructuring Activities
Global Restructuring
In 2008, we announced our decision to further streamline our manufacturing, sales, and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. During the first nine months of 2009, we continued to implement our plan to streamline these functions and recognized severance costs primarily in the EMEA segment totaling $26.3 million ($15.9 million in cost of sales; $8.7 million in selling, general and administrative expenses; $1.7 million in research and development) related to these restructuring actions. From inception of these restructuring actions through September 27, 2009, we have recognized severance costs totaling $52.6 million. We expect to recognize approximately $3.0 million of additional severance costs in the Americas segment associated with our plan that we announced in July 2009 to close one of our two manufacturing plants in Leominster, Massachusetts.
EMEA Manufacturing Restructuring
In prior years, we announced various decisions to realign our EMEA operations in order to consolidate manufacturing capacity. We did not recognize any new charges in 2009 related to these previous restructuring actions. From inception of these restructuring actions through September 27, 2009, we have recognized severance costs totaling $42.6 million (including amounts accounted for through purchase accounting). We do not expect to recognize additional costs related to these restructuring actions.
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
The table below sets forth restructuring activity that occurred during 2009. The balances are included in accrued liabilities.

		EMEA	Voluntary
	Global	Manufacturing	Separation
	Restructuring	Restructuring	Program
Balance at December 31, 2008	$24,957	$24,357	$1,441
New charges	25,920	—	—
Purchase accounting adjustment	—	(2,109)	—
Cash payments	(13,157)	(9,234)	(442)
Foreign currency translation	995	(814)	—
Other adjustments	(215)	(53)	—

Balance at March 29, 2009	38,500	12,147	999
New charges	55	—	—
Cash payments	(10,092)	(2,170)	(550)
Foreign currency translation	758	254	—
Other adjustments	(290)	—	(77)

Balance at June 28, 2009	28,931	10,231	372
New charges	330	—	—
Cash payments	(8,856)	(1,088)	(309)
Foreign currency translation	1,201	534	—
Other adjustments	(104)	—	(44)

Balance at September 27, 2009	$21,502	$9,677	$19

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.

Note 8: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
In the third quarter of 2009, we issued $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on June 15 and December 15. We used the $193.7 million in net proceeds of this debt offering to repay amounts drawn under our senior secured credit facility. As of September 27, 2009, the carrying value of the notes was $193.8 million.
We also have outstanding $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and with any future senior subordinated debt; they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15.
Senior Secured Credit Facility
In the first quarter of 2009, we amended our senior secured credit facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. The amendment also increased the cost of borrowings under the facility by 100 basis points and we incurred $1.5 million of fees that are included in other expense in the Consolidated Statements of Operations. In the third quarter of 2009, we further amended the facility to extend the term from January 2011 to January 2013 and to reduce the size from $350.0 million to $250.0 million through January 2011. In January 2011, the size of the facility reduces from $250.0 million to $230.0 million. The amendment also alters the level of the total leverage ratio covenant, increases the cost of borrowing under the facility, and inserts an asset coverage ratio covenant when the total leverage ratio is in excess of certain levels. As of September 27, 2009, we were in compliance with all of the amended covenants of the facility.
As of September 27, 2009, there were outstanding borrowings of $46.3 million under the facility at a 3.8% interest rate, and we had $85.0 million in available borrowing capacity. The facility has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States.
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

Fair Value of Long-Term Debt
The fair value of our debt instruments at September 27, 2009 was approximately $587.2 million based on sales prices of the debt instruments from recent trading activity. Included in this amount is an estimated $540.9 million fair value of senior subordinated notes with a face value of $550.0 million and an estimated $46.3 million fair value of borrowings under our senior secured credit facility.
Note 9: Income Taxes
Although we recorded a loss before taxes of $40.1 million for the nine months ended September 27, 2009, we recorded tax expense of $4.7 million due to several specific items occurring primarily in foreign jurisdictions. The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amount determined by applying the applicable statutory United States tax rate for the nine months ended September 27, 2009 is analyzed below:

	Amount	Rate
	(in thousands, except rate data)
United States federal statutory rate (benefit)	$(14,024)	35.0%
State and local income taxes	3,319	(8.3)
United States permanent book to tax differences	4,446	(11.1)
Change in uncertain tax positions	400	(1.0)
Loss on sale of German cable business	3,437	(8.5)
Change in deferred tax asset valuation allowance	929	(2.3)
Foreign tax rate variances	2,154	(5.4)
Withholding taxes and other	4,087	(10.2)

Total tax expense	$4,748	(11.8)%

The difference between the effective tax rate and the statutory United States tax rate is primarily due to recording withholding taxes of $3.2 million based on our decision to pay a dividend from our Canadian subsidiary. In addition, the income tax benefit associated with the loss on sale of a German cable business was based on a lower statutory tax rate than the statutory United States tax rate. Overall, the year-to-date effective tax rate is negative due to expected annual income and losses in various jurisdictions with varying tax rates.

Note 10: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Three Months Ended
Service cost	$1,119	$1,401	$19	$34
Interest cost	2,760	3,153	416	630
Expected return on plan assets	(2,363)	(3,057)	—	—
Amortization of prior service cost (credit)	(27)	4	(28)	(53)
Net loss (gain) recognition	447	343	(25)	171

Net periodic benefit cost	$1,936	$1,844	$382	$782

Nine Months Ended
Service cost	$3,696	$4,256	$66	$103
Interest cost	9,108	9,585	1,711	1,920
Expected return on plan assets	(8,570)	(9,303)	—	—
Amortization of prior service cost (credit)	19	12	(150)	(161)
Settlement loss	—	1,760	—	—
Net loss recognition	1,733	1,025	189	513

Net periodic benefit cost	$5,986	$7,335	$1,816	$2,375

Note 11: Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$(7,476)	$31,534	$(44,816)	$86,224
Foreign currency translation gain (loss)	18,862	(41,309)	24,742	18,935

Total comprehensive income (loss)	$11,386	$(9,775)	$(20,074)	$105,159

Note 12: Supplemental Guarantor Information
As of September 27, 2009, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	September 27, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$70,426	$17,463	$223,903	$—	$311,792
Receivables, net	—	77,906	175,412	—	253,318
Inventories, net	—	83,356	67,120	—	150,476
Deferred income taxes	—	(12,344)	37,939	—	25,595
Other current assets	4,434	4,470	31,515	—	40,419

Total current assets	74,860	170,851	535,889	—	781,600
Property, plant and equipment, less accumulated depreciation	—	121,785	180,126	—	301,911
Goodwill	—	232,079	76,541	—	308,620
Intangible assets, less accumulated amortization	—	77,510	63,254	—	140,764
Deferred income taxes	—	28,468	(25,323)	—	3,145
Investment in subsidiaries	806,785	322,527	—	(1,129,312)	—
Other long-lived assets	14,947	2,476	48,716	—	66,139

	$896,592	$955,696	$879,203	$(1,129,312)	$1,602,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$63,883	$98,742	$—	$162,625
Accrued liabilities	10,711	55,514	87,451	—	153,676

Total current liabilities	10,711	119,397	186,193	—	316,301
Long-term debt	590,103	—	—	—	590,103
Postretirement benefits	—	48,194	76,709	—	124,903
Other long-term liabilities	10,044	4,587	6,101	—	20,732
Intercompany accounts	233,771	(513,186)	279,415	—	—
Total stockholders’ equity	51,963	1,296,704	330,785	(1,129,312)	550,140

	$896,592	$955,696	$879,203	$(1,129,312)	$1,602,179

	December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$130	$57,522	$169,761	$—	$227,413
Receivables, net	—	83,923	208,313	—	292,236
Inventories, net	—	110,018	106,004	—	216,022
Deferred income taxes	—	(12,344)	34,950	—	22,606
Other current assets	1,782	7,133	25,911	—	34,826

Total current assets	1,912	246,252	544,939	—	793,103
Property, plant and equipment, less accumulated depreciation	—	123,530	201,039	—	324,569
Goodwill	—	243,233	78,245	—	321,478
Intangible assets, less accumulated amortization	—	83,586	72,439	—	156,025
Investment in subsidiaries	838,088	362,329	—	(1,200,417)	—
Other long-lived assets	7,753	2,323	43,312	—	53,388

	$847,753	$1,061,253	$939,974	$(1,200,417)	$1,648,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$49,738	$111,006	$—	$160,744
Accrued liabilities	12,723	56,290	111,788	—	180,801

Total current liabilities	12,723	106,028	222,794	—	341,545
Long-term debt	590,000	—	—	—	590,000
Postretirement benefits	—	49,561	70,695	—	120,256
Deferred income taxes	—	(14,366)	18,636	—	4,270
Other long-term liabilities	9,991	5,807	5,826	—	21,624
Intercompany accounts	130,852	(386,116)	255,264	—	—
Total stockholders’ equity	104,187	1,300,339	366,759	(1,200,417)	570,868

	$847,753	$1,061,253	$939,974	$(1,200,417)	$1,648,563

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 27, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$186,779	$212,051	$(43,671)	$355,159
Cost of sales	—	(128,348)	(162,409)	43,671	(247,086)

Gross profit	—	58,431	49,642	—	108,073
Selling, general and administrative expenses	(123)	(38,469)	(32,897)	—	(71,489)
Research and development	—	(7,320)	(6,841)	—	(14,161)
Amortization of intangibles	—	(2,026)	(1,957)	—	(3,983)

Operating income (loss)	(123)	10,616	7,947	—	18,440
Interest expense	(12,440)	154	(289)	—	(12,575)
Interest income	48	21	130	—	199
Other income	—	—	2,418	—	2,418
Intercompany income (expense)	3,042	1,647	(4,689)	—	—
Income (loss) from equity investment in subsidiaries	(1,514)	(3,801)	—	5,315	—

Income (loss) before taxes	(10,987)	8,637	5,517	5,315	8,482
Income tax benefit (expense)	3,511	(10,151)	(9,318)	—	(15,958)

Net income (loss)	$(7,476)	$(1,514)	$(3,801)	$5,315	$(7,476)

	Three Months Ended September 28, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$261,358	$315,661	$(56,525)	$520,494
Cost of sales	—	(187,941)	(235,426)	56,525	(366,842)

Gross profit	—	73,417	80,235	—	153,652
Selling, general and administrative expenses	(142)	(38,510)	(46,497)	—	(85,149)
Research and development	—	(6,532)	(9,355)	—	(15,887)
Amortization of intangibles	—	(2,072)	(2,053)		(4,125)
Asset impairment	—	(753)	—		(753)

Operating income (loss)	(142)	25,550	22,330	—	47,738
Interest expense	(8,905)	52	(4)	—	(8,857)
Interest income	—	141	1,085	—	1,226
Other income	—	—	813	—	813
Intercompany income (expense)	3,043	(8,093)	5,050	—	—
Income (loss) from equity investment in subsidiaries	35,434	22,863	—	(58,297)	—

Income (loss) before taxes	29,430	40,513	29,274	(58,297)	40,920
Income tax benefit (expense)	2,104	(5,079)	(6,411)	—	(9,386)

Net income (loss)	$31,534	$35,434	$22,863	$(58,297)	$31,534

	Nine Months Ended September 27, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$540,591	$602,374	$(115,473)	$1,027,492
Cost of sales	—	(368,426)	(473,755)	115,473	(726,708)

Gross profit	—	172,165	128,619	—	300,784
Selling, general and administrative expenses	(287)	(110,154)	(105,324)	—	(215,765)
Research and development	—	(21,961)	(22,877)	—	(44,838)
Amortization of intangibles	—	(6,076)	(5,683)	—	(11,759)
Asset impairment	—	(4,040)	(22,136)	—	(26,176)
Loss on sale of assets	—	—	(17,184)	—	(17,184)

Operating income (loss)	(287)	29,934	(44,585)	—	(14,938)
Interest expense	(28,630)	225	(388)	—	(28,793)
Interest income	104	106	591	—	801
Other income (expense)	(1,541)	—	4,403	—	2,862
Intercompany income (expense)	9,026	(10,531)	1,505	—	—
Income (loss) from equity investment in subsidiaries	(31,303)	(39,923)	—	71,226	—

Income (loss) before taxes	(52,631)	(20,189)	(38,474)	71,226	(40,068)
Income tax benefit (expense)	7,815	(11,114)	(1,449)	—	(4,748)

Net income (loss)	$(44,816)	$(31,303)	$(39,923)	$71,226	$(44,816)

	Nine Months Ended September 28, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$757,584	$994,485	$(163,446)	$1,588,623
Cost of sales	—	(546,661)	(739,466)	163,446	(1,122,681)

Gross profit	—	210,923	255,019	—	465,942
Selling, general and administrative expenses	(175)	(117,139)	(149,911)	—	(267,225)
Research and development	—	(9,895)	(26,156)	—	(36,051)
Amortization of intangibles	—	(3,049)	(6,237)	—	(9,286)
Asset impairment	—	(12,302)	—	—	(12,302)
Loss on sale of assets	—	—	(884)	—	(884)

Operating income (loss)	(175)	68,538	71,831	—	140,194
Interest expense	(26,412)	91	(1,945)	—	(28,266)
Interest income	—	328	3,730	—	4,058
Other income	—	—	3,967	—	3,967
Intercompany income (expense)	9,895	(17,378)	7,483	—	—
Income (loss) from equity investment in subsidiaries	96,405	60,539	—	(156,944)	—

Income (loss) before taxes	79,713	112,118	85,066	(156,944)	119,953
Income tax benefit (expense)	6,511	(15,713)	(24,527)	—	(33,729)

Net income (loss)	$86,224	$96,405	$60,539	$(156,944)	$86,224

Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 27, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used for) operating activities	$90,627	$(24,900)	$54,209	$—	$119,936

Cash flows from investing activities:
Capital expenditures	—	(15,141)	(11,037)	—	(26,178)
Proceeds from disposal of tangible assets	—	(18)	385	—	367

Net cash used for investing activities	—	(15,159)	(10,652)	—	(25,811)
Cash flows from financing activities:
Borrowings under credit arrangements	193,732				193,732
Payments under borrowing arrangements	(193,732)				(193,732)
Debt issuance costs	(11,810)	—	—	—	(11,810)
Cash dividends paid	(7,037)	—	—	—	(7,037)
Tax deficiency related to share-based compensation	(1,507)	—	—	—	(1,507)
Proceeds from exercises of stock options	23	—	—	—	23

Net cash used for financing activities	(20,331)	—	—	—	(20,331)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	10,585	—	10,585

Increase (decrease) in cash and cash equivalents	70,296	(40,059)	54,142	—	84,379
Cash and cash equivalents, beginning of period	130	57,522	169,761	—	227,413

Cash and cash equivalents, end of period	$70,426	$17,463	$223,903	$—	$311,792

	Nine Months Ended September 28, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$204,132	$(100,682)	$24,417	$—	$127,867

Cash flows from investing activities:
Capital expenditures	—	(10,941)	(21,480)	—	(32,421)
Cash used to invest in and acquire businesses	(136,028)	—	(8,597)	—	(144,625)
Proceeds from disposal of tangible assets	—	269	40,219	—	40,488

Net cash provided by (used for) investing activities	(136,028)	(10,672)	10,142	—	(136,558)
Cash flows from financing activities:
Borrowings under credit arrangements	240,000	—	—	—	240,000
Payments under borrowing arrangements	(110,000)	—	—	—	(110,000)
Cash dividends paid	(6,616)	—	—	—	(6,616)
Tax benefit related to share-based compensation	1,297	—	—	—	1,297
Proceeds from exercises of stock options	5,957	—	—	—	5,957
Payments under share repurchase program	(68,336)	—	—	—	(68,336)
Intercompany capital contributions	(130,242)	130,242	—	—	—

Net cash provided by (used for) financing activities	(67,940)	130,242	—	—	62,302
Effect of currency exchange rate changes on cash and cash equivalents	—	—	1,864	—	1,864

Increase in cash and cash equivalents	164	18,888	36,423	—	55,475
Cash and cash equivalents, beginning of period	—	13,947	146,017	—	159,964

Cash and cash equivalents, end of period	$164	$32,835	$182,440	$—	$215,439

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We design, manufacture, and market signal transmission solutions, including cable, connectivity, and active components for mission-critical applications in markets ranging from industrial automation to data centers, broadcast studios, and aerospace.
We consider revenue growth, operating margin, cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators.
Trends and Events
The following trends and events arising during 2009 have had varying effects on our financial condition, results of operations and cash flows.
Global Restructuring Activities
In 2008, we announced our decision to further streamline our manufacturing, sales, and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. In the first nine months of 2009, we continued to implement our plan to streamline these functions and recognized severance costs and asset impairment losses of $26.3 million and $26.2 million, respectively, related to these restructuring actions. We continuously review our business strategies and evaluate potential restructuring actions. This could result in additional restructuring costs in future periods.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At September 27, 2009, the total unrecognized compensation cost related to all nonvested awards was $17.1 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Product Demand
Many of our customers are distributors that stock inventory for resale. Due to the weakening demand experienced throughout the global economy, many of our customers have lowered their inventory balances. Our revenues are negatively impacted by these inventory reductions. Our customers may continue this trend.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Recent Accounting Pronouncements
Discussion regarding recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

Critical Accounting Policies
During the nine months ended September 27, 2009:
•	We did not change any of our existing critical accounting policies from those listed in our 2008 Annual Report on Form 10-K;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Revenues	$355,159	$520,494	-31.8%	$1,027,492	$1,588,623	-35.3%
Gross profit	108,073	153,652	-29.7%	300,784	465,942	-35.4%
Selling, general and administrative expenses	71,489	85,149	-16.0%	215,765	267,225	-19.3%
Research and development	14,161	15,887	-10.9%	44,838	36,051	24.4%
Operating income (loss)	18,440	47,738	-61.4%	(14,938)	140,194	-110.7%
Income (loss) before taxes	8,482	40,920	-79.3%	(40,068)	119,953	-133.4%
Net income (loss)	(7,476)	31,534	-123.7%	(44,816)	86,224	-152.0%
Revenues decreased in the three- and nine-month periods ended September 27, 2009 for the following reasons:
•	A decrease in unit sales volume due to broad-based market declines resulted in a revenue decrease of $111.9 million and $416.7 million, respectively.

•	A decrease in copper prices resulted in sales price decreases totaling $31.2 million and $92.6 million, respectively.

•	Unfavorable currency translation of $7.7 million and $46.1 million, respectively, due to the U.S. dollar strengthening against many foreign currencies including the euro and Canadian dollar.

•	Lost sales from the disposal of two businesses in Europe resulted in a revenue decrease of $23.3 million and $39.7 million, respectively.
The negative impact that the factors listed above had on the revenue comparison was partially offset by $0.1 million and $25.3 million, respectively, of acquired revenues from our July 16, 2008 acquisition of Trapeze Networks, Inc. (Trapeze). Acquired revenues include the period from January 1, 2009 through July 16, 2009. The remaining change in total revenues in each of the three- and nine-month periods ended September 27, 2009 was due to changes in the deferred revenue balance at Trapeze.
Gross profit decreased in the three- and nine-month periods ended September 27, 2009 from the comparable periods in 2008 due to the decreases in revenue as discussed above and increases in severance and other restructuring costs. In the three- and nine-month periods ended September 27, 2009, cost of sales included $5.3 million and $28.1 million, respectively, of severance and other restructuring costs.

These costs primarily relate to global restructuring actions to further streamline our manufacturing functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. Other restructuring costs include equipment transfer costs, contract termination costs, employee relocation costs, and other restructuring related charges. The comparable three-month period of 2008 included a benefit to cost of sales of $3.0 million primarily due to cost of sales deferrals at Trapeze. Cost of sales in the nine-month period of 2008 included severance and cost of sales deferrals that netted to an expense of $3.3 million. Excluding the impact of these items, gross profit margin in the three- and nine-month periods ended September 27, 2009 increased 180 basis points and 220 basis points, respectively, due to cost reductions from our Lean enterprise strategies and global restructuring actions.
Selling, general and administrative (SG&A) expenses decreased more than 15% in each of the three- and nine-month periods ended September 27, 2009 from the comparable periods in 2008. These decreases are primarily due to lower payroll costs associated with a decrease in sales and administration employees and lower discretionary spending for items such as travel, consulting, and advertising. The three- and nine-month periods of 2009 included $3.4 million and $4.2 million more severance and other restructuring costs compared to the comparable periods of 2008, respectively. Excluding these costs, SG&A expenses decreased more than 20% in each of the three- and nine-month periods ended September 27, 2009.
The decrease in research and development costs in the three-month period ended September 27, 2009 is primarily due to a decrease in nonrecurring expenses from the effects of purchase accounting. In connection with the acquisition of Trapeze in July 2008, we incurred in-process research and development charges of $1.5 million in the three-month period ended September 28, 2008. The increase in research and development costs in the nine-month period ended September 27, 2009 is primarily due to recognizing nine months of expense from Trapeze compared to only three months in 2008. Trapeze incurred $11.2 million of research and development costs in the first six months of 2009. This increase was partially offset by decreases in the other operating segments, which incurred lower payroll costs due to our global restructuring actions.
During the first nine months of 2009, we recognized asset impairment losses totaling $26.2 million primarily related to a German cable business that we sold. In the third quarter of 2008, we recognized an impairment loss of $0.8 million related to our North American manufacturing restructuring. During the first nine months of 2008, we recognized an impairment loss of $7.3 million due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized an impairment loss of $4.2 million in 2008 related to our decision to consolidate capacity and dispose of excess machinery and equipment.
During the first nine months of 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In 2008, we sold and leased back certain Americas segment real estate in Mexico. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction.
We recognized income tax expense of $4.7 million in the nine-month period ended September 27, 2009 despite incurring a loss before taxes. The effective tax rate for the nine-month period ended September 27, 2009 was negative due to expected annual income and losses in various jurisdictions with varying tax rates. However, the mix of jurisdictional income and losses in the fourth quarter of 2009 are expected to result in the recognition of a tax benefit during that quarter.

Americas Segment

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total revenues	$205,129	$290,927	-29.5%	$592,952	$863,476	-31.3%
Operating income	31,153	51,148	-39.1%	89,332	121,628	-26.6%
as a percent of total revenues	15.2%	17.6%		15.1%	14.1%
Americas total revenues, which include affiliate revenues, decreased in the three- and nine-month periods ended September 27, 2009 from the comparable periods in 2008 due to lower unit sales volume of $68.7 million and $189.1 million, respectively. Lower demand in the United States contributed to lower volume across all vertical markets as approximately 75% of the segment’s external customer revenues are generated from customers located in the United States. Similarly, lower demand in Europe and Asia and increasing localization of manufacturing in our Asia Pacific segment resulted in a decrease in affiliate revenues in the three- and nine-month periods ended September 27, 2009 of $0.7 million and $19.2 million, respectively. A decrease in copper prices resulted in lower selling prices that contributed $14.5 million and $50.0 million, respectively, to the decrease in revenues. The remaining decrease in revenues was due to unfavorable currency translation, which was primarily a result of the U.S. dollar strengthening against the Canadian dollar.
Operating income decreased in the three- and nine-month periods ended September 27, 2009 due to the decrease in revenues as discussed above. Operating income was also affected by $4.1 million of severance and other restructuring charges that the segment recognized in the third quarter of 2009 primarily related to our global restructuring actions. In the third quarter of 2008, the segment recognized asset impairment and severance charges of $0.9 million. Excluding the impact of these charges, operating margin for the third quarter decreased from 17.9% in 2008 to 17.2% in 2009 as the decrease in revenues more than offset the cost savings from our various restructuring actions and strategic initiatives. However, in the nine-month period ended September 27, 2009 operating margin improved due to manufacturing cost savings resulting from the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean enterprise strategies.
Wireless Segment

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total revenues	$14,910	$7,830	90.4%	$40,147	$7,830	412.7%
Operating loss	(6,644)	(8,784)	24.4%	(22,944)	(8,784)	-161.2%
as a percent of total revenues	-44.6%	-112.2%		-57.1%	-112.2%
The Wireless segment consists of Trapeze, which we acquired on July 16, 2008. Sales transactions from our Wireless segment often involve multiple elements in which the sales proceeds are deferred and recognized ratably over the period related to the last delivered element. As of September 27, 2009, total deferred revenue and deferred cost of sales were $21.0 million and $7.8 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to three years.

The changes in the deferred revenue and deferred cost of sales balances are as follows (in thousands):

	Deferred	Deferred Cost of	Deferred Gross
	Revenue	Sales	Profit
Balance, September 27, 2009	$21,009	$7,784	$13,225
Balance, June 28, 2009	20,948	7,235	13,713

Increase (decrease)	$61	$549	$(488)

Balance, September 28, 2008	$10,721	$3,544	$7,177
Balance, July 16, 2008	2,000	244	1,756

Increase	$8,721	$3,300	$5,421

Balance, September 27, 2009	$21,009	$7,784	$13,225
Balance, December 31, 2008	20,166	7,270	12,896

Increase	$843	$514	$329

Wireless total revenues increased in the three-month period ended September 27, 2009 from the comparable period in 2008 due to changes in deferred revenue. In the third quarter of 2008, the $8.7 million increase in deferred revenue negatively impacted revenue for the quarter. In the third quarter of 2009, the change in deferred revenue and its negative impact was only $0.1 million. The increase in revenue that resulted from the changes in deferred revenue was partially offset by lower selling prices. Total revenues increased in the nine-month period ended September 27, 2009 from the comparable period in 2008 due to the changes in deferred revenue discussed above and $25.3 million of acquired revenues, which include revenues from Trapeze for the period from January 1, 2009 through July 16, 2009.
Operating loss improved in the three-month period ended September 27, 2009 due to the increase in revenues as discussed above. Operating loss also improved because the prior year period included $2.1 million of nonrecurring expenses from the effects of purchase accounting, including in-process research and development charges of $1.5 million, amortization of the sales backlog intangible of $0.4 million, and inventory cost step-up of $0.2 million, which was included in cost of sales. Operating loss in the nine-month period ended September 27, 2009 was greater than the loss in 2008 because the prior year period only includes Trapeze’s results of operations from the acquisition date of July 16, 2008 through September 28, 2008.
EMEA Segment

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total revenues	$94,111	$160,307	-41.3%	$293,991	$538,190	-45.4%
Operating income (loss)	5,596	11,674	-52.1%	(51,029)	52,903	-196.5%
as a percent of total revenues	5.9%	7.3%		-17.4%	9.8%
EMEA total revenues, which include affiliate revenues, decreased in the three- and nine-month periods ended September 27, 2009 from the comparable periods in 2008 due to lower unit sales volume of $26.7 million and $137.8 million, respectively. The broad-based market declines have continued in Europe resulting in lower volume across all vertical markets. Similarly, lower demand in the United States and

Asia resulted in a decrease in affiliate revenues in the three- and nine-month periods ended September 27, 2009 of $7.7 million and $26.8 million, respectively. Lost sales from the disposal of two businesses contributed $23.3 million and $39.8 million, respectively, to the revenue decrease. The decrease in revenues was also due to $5.4 million and $32.6 million, respectively, of unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro. The remaining decrease in revenues was due to a decrease in copper prices that resulted in lower selling prices.
Operating income decreased in the three- and nine-month periods ended September 27, 2009 due to the decrease in revenues as discussed above, a loss on sale of assets, and an increase in asset impairment and severance charges. In the third quarter of 2009, the segment recognized $4.8 million of contract termination costs and other restructuring charges. Excluding the impact of these charges, operating margin for the third quarter of 2009 increased to 11.0% due to the cost savings from our various restructuring actions. In the nine-month period ended September 27, 2009, the segment recognized a $17.2 million loss on the sale of a German cable business. It also recognized $21.5 million of asset impairment losses, $23.8 million of severance, and $8.5 million of other restructuring charges primarily related to our global restructuring actions. In the nine-month period ended September 28, 2008, the segment recognized severance and other restructuring charges of $5.4 million. Excluding the impact of these charges, operating margin for the nine-month period decreased from 10.8% in 2008 to 6.8% in 2009 as the decrease in revenues more than offset the cost savings from our various restructuring actions.
Asia Pacific Segment

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total revenues	$67,102	$95,978	-30.1%	$170,956	$295,828	-42.2%
Operating income	6,700	11,755	-43.0%	18,296	38,817	-52.9%
as a percent of total revenues	10.0%	12.2%		10.7%	13.1%
Asia Pacific total revenues decreased in the three- and nine-month periods ended September 27, 2009 from the comparable periods in 2008 due to lower unit sales volume of $16.6 million and $89.9 million, respectively. The broad-based market declines have continued in Asia resulting in lower volume across most vertical markets. A decrease in copper prices resulted in lower selling prices that contributed $11.8 million and $33.5 million, respectively, to the decrease in revenues. The remaining decrease in revenues was due to unfavorable currency translation.
Operating income decreased in the three- and nine-month periods ended September 27, 2009 due to the decrease in revenues as discussed above. Despite the significant decrease in revenues, operating margins remained at or above 10.0% in 2009 due to gross profit margin improvement from our product portfolio management actions and cost savings from our restructuring actions.

Corporate Expenses

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Total corporate expenses	$10,141	$10,824	-6.3%	$27,808	$37,047	-24.9%
Corporate expenses include administrative and other costs that are not allocated to the operating segments. These expenses decreased in the three- and nine-month periods ended September 27, 2009 from the comparable periods in 2008 due to lower payroll costs, consulting fees, and other discretionary items such as travel costs.
Liquidity and Capital Resources
Significant factors that have affected or may affect our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for business acquisitions, restructuring actions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash throughout 2009 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions for our retirement plans, quarterly dividend payments, severance payments from our restructuring actions, and our short-term operating strategies. Economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing could affect our ability to continue to fund our future needs from business operations.
The following table is derived from our Consolidated Cash Flow Statements:

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Net cash provided by (used for):
Operating activities	$119,936	$127,867
Investing activities	(25,811)	(136,558)
Financing activities	(20,331)	62,302
Effects of currency exchange rate changes on cash and cash equivalents	10,585	1,864

Increase in cash and cash equivalents	84,379	55,475
Cash and cash equivalents, beginning of period	227,413	159,964

Cash and cash equivalents, end of period	$311,792	$215,439

Net cash provided by operating activities, a key source of our liquidity, decreased by $7.9 million in the nine-month period ended September 27, 2009 from the comparable period in 2008 primarily due to a decrease in income partially offset by a favorable net change in operating assets and liabilities. This favorable change was primarily due to improvements in receivables and inventories as we reduced production and inventory levels at a greater rate than the decrease in customer demand. In the nine-month period ended September 27, 2009, the change in accrued liabilities included $45.9 million of total severance payments related to our restructuring actions. Total severance payments during the nine months ended September 28, 2008 were $7.7 million.

Net cash used for investing activities totaled $25.8 million in the first nine months of 2009 compared to $136.6 million in the first nine months of 2008. Investing activities in the first nine months of 2009 primarily related to capital expenditures for enterprise resource planning software and capacity enhancements at certain locations. Investing activities in the first nine months of 2008 primarily related to payments for the acquisition of Trapeze and capital expenditures that include the construction of a new manufacturing facility in China partially offset by proceeds from the sales of assets including sales of certain real estate in Mexico and our telecommunications cable operations in the Czech Republic. We anticipate that future capital expenditures will be funded with available cash.
Net cash used for financing activities totaled $20.3 million in the first nine months of 2009 compared to net cash provided by financing activities of $62.3 million in the first nine months of 2008. Financing activities in the first nine months of 2009 included $193.7 million of proceeds from the issuance of senior subordinated notes and offsetting payments on our senior secured credit facility. We also incurred $11.8 million of debt issuance costs and paid $7.0 million of dividends. Financing activities in the first nine months of 2008 primarily related to $240.0 million of borrowings under our senior secured credit facility to fund the acquisition of Trapeze and pay the $110.0 million of principal on our convertible subordinated debentures that were redeemed. We also repurchased $68.3 million of our common stock.
In the first quarter of 2009, we amended our senior secured credit facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. In the third quarter of 2009, we further amended the facility to extend the term from January 2011 to January 2013 and to reduce the size from $350.0 million to $250.0 million through January 2011. In January 2011, the size of the facility reduces from $250.0 million to $230.0 million. Although the amendments increased the cost of borrowings under the facility, they provide us with additional flexibility in managing liquidity through the weaker global demand in our served markets. As of September 27, 2009, we had $85.0 million in available borrowing capacity under our senior secured credit facility and we were in compliance with all of the amended covenants.

Forward-Looking Statements
Statements in this report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and assumptions. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. The current global economic slowdown has adversely affected our results of operations and may continue to do so. Turbulence in financial markets may increase our borrowing costs. Additional factors that may cause actual results to differ from our expectations include: our reliance on key distributors in marketing products; our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); changes in the level of economic activity in our major geographic markets; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the competitiveness of the global cable, connectivity and wireless industries; variability in our quarterly and annual effective tax rates; changes in accounting rules and interpretation of these rules which may affect our reported earnings; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; demand for our products; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, and other materials; energy costs; our ability to successfully integrate acquired businesses; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; and other factors.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 97 of which are pending as of October 15, 2009, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania, generally seeking compensatory, special and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through October 15, 2009, we have been dismissed, or reached agreement to be dismissed, in more than 300 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation or that such litigation may not become material in the future.
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

BELDEN INC.
Date: November 3, 2009	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 3, 2009	By:	/s/ Gray G. Benoist
Gray G. Benoist
Senior Vice President, Finance and Chief Financial Officer

Date: November 3, 2009	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller and Chief Accounting Officer