Form 10-K
period 2009-12-31
BELDEN INC.
filed 2010-02-26
CIK 913142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

At June 26, 2009, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $720,890,491 based on the closing price ($17.45) of such stock on such date.

There were 46,682,691 shares of registrant’s Common Stock outstanding on February 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2009 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1.	Business

General

Belden Inc. (Belden) designs, manufactures, and markets cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics. We focus on market segments that require highly differentiated, high-performance products. We add value through design, engineering, excellence in manufacturing, product quality, and customer service.

Belden is a Delaware corporation incorporated in 1988. The Company reports in four segments: the Americas segment, the Europe, Middle East, and Africa (EMEA) segment, the Asia Pacific segment, and the Wireless segment. Financial information about the Company’s four operating segments appears in Note 4 to the Consolidated Financial Statements.

In July 2008, Belden acquired Trapeze Networks, Inc. During 2007, Belden completed three acquisitions: Hirschmann Automation and Control GmbH, LTK Wiring Co. Ltd., and Lumberg Automation Components. For more information regarding these acquisitions, see Note 3 to the Consolidated Financial Statements.

As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company” and “we” refer to Belden Inc. and its subsidiaries as a whole.

Products

Belden produces and sells cable, connectivity, and networking products.

We have thousands of different cable products, including:

•	Copper cables, including shielded and unshielded twisted pair cables, coaxial cables, and stranded cables

•	Fiber optic cables, which transmit light signals through glass or plastic fibers

•	Composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation

Connectivity products include both fiber and copper connectors for the enterprise, broadcast, and industrial markets. Connectors are also sold as part of end-to-end structured cabling solutions.

Networking products include Industrial Ethernet switches and related equipment, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, and load-moment indicators for mobile cranes and other load-bearing equipment. Networking products also include a suite of wireless local area network and location products for use in a variety of markets including the healthcare, education, and enterprise markets.

Markets and Products, Americas Segment

The Americas segment designs, manufactures, and markets various product types, including cables, Ethernet switches, and industrial connectivity for use in the following principal markets: industrial; audio and video; security; networking; and communications. The segment also designs, manufactures, and markets connectivity, cable management products, and cabinetry for the enterprise market. This segment contributed approximately 54%, 52%, and 57% of our consolidated revenues in 2009, 2008, and 2007, respectively.

For this segment, we define the industrial market to include applications ranging from advanced industrial networking and robotics to traditional instrumentation and control systems. Our cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers, and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures, and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. We sell our industrial products primarily through value-added resellers, industrial distributors, and original equipment manufacturers (OEMs).

We manufacture a variety of multiconductor and coaxial products, which distribute audio and video signals for use in broadcast television (including digital television and high definition television), broadcast radio, pre- and post-production facilities, recording studios, and public facilities such as casinos, arenas, and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems, and consumer audio products. Our primary market channels for these broadcast, music, and entertainment products are broadcast specialty distributors and audio systems installers. The Americas segment also sells directly to music OEMs and the major networks including ABC, CBS, Fox, and NBC.

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

In the communications market, we manufacture flexible, copper-clad coaxial cable for high-speed transmission of voice, data, and video (broadband), used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. These cables are sold primarily through distributors.

Markets and Products, EMEA Segment

In addition to EMEA’s cable operations, the segment includes the global operations of the Hirschmann and Lumberg Automation businesses acquired on March 26, 2007 and April 30, 2007, respectively. This segment contributed approximately 24%, 29%, and 27% of our consolidated revenues in 2009, 2008, and 2007, respectively.

We design, manufacture, and market Industrial Ethernet switches and related equipment, both rail-mounted and rack-mounted, for factory automation, power generation and distribution, process automation, and large-scale infrastructure projects such as bridges, wind farms, and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. We also design, manufacture, and market fiber optic interfaces and media converters used to bridge fieldbus networks over long distances. In addition, we design, manufacture, and market a broad range of industrial connectors for sensors and actuators, cord-sets, distribution boxes, and fieldbus communications. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment. We also design, manufacture, and market load-moment indicators. Our switches, communications equipment, connectors, and load-moment indicators are sold directly to industrial equipment OEMs and through a network of distributors and system integrators.

In the segment’s cable operations, we design, manufacture, and market our cable, enterprise connectivity, and other products primarily to customers in Europe, the Middle East, and Africa for use in the industrial, networking, communications, audio and video, and security markets (as such markets are described with respect to the Americas segment above), through distributors and to OEMs. We also market copper-based CATV trunk distribution cables that meet local specifications of cable TV system operators.

In 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. In 2008, we sold our Czech cable assembly operation, and in 2007 we completed our global exit from the outside plant telecom cable business with the sale of our Czech cable operation.

Markets and Products, Asia Pacific Segment

The Asia Pacific segment includes the operations of LTK Wiring Co. Ltd. acquired on March 27, 2007, in addition to the Belden cable business. This segment contributed approximately 18%, 19%, and 16% of our consolidated revenues in 2009, 2008, and 2007, respectively.

The Asia Pacific segment designs, manufactures, and markets cable products used in a wide range of consumer electronics and other manufactured consumer products. Under the LTK brand, we provide Appliance Wiring Materials (AWM) that comply with UL standards for the internal wiring of a wide range of electronic devices; coaxial and miniature coaxial cable for internal wiring in electronic game consoles, laptop computers, mobile telephones, personal digital assistant devices, and global positioning systems; high-temperature resistant wire for heating mats and electronic ignitions; highly flexible and temperature resistant automotive wire; flexible cords; and miscellaneous audio and video cable. Some of our products manufactured in Asia have won recognition from customers and industry groups around the world for their inherent environmental responsibility. These products are sold principally within China to international and Chinese OEMs and contract manufacturers.

We also market the full range of Belden products to our customers operating in Asia, Australia, and New Zealand. These customers include a mix of regional as well as global customers from North America or Europe, in the industrial, networking, communications, audio and video, and security markets. We pursue both direct and channel sales depending upon the nature and size of the market opportunities.

Markets and Products, Wireless Segment

The Wireless segment designs and markets a suite of wireless local area network (WLAN) and location products for use in a variety of markets, principally in the healthcare and education markets, as well as the retail, manufacturing, logistics, financial, government, hospitality, and enterprise markets. The Wireless segment consists of Trapeze Networks, Inc. (Trapeze), which we acquired on July 16, 2008. This segment contributed approximately 4% and 1% of our consolidated revenues in 2009 and 2008, respectively.

Under the Trapeze Networks brand, we offer a broad variety of indoor and outdoor WLAN products and provide services associated with these products and their use. Trapeze has developed an innovative new WLAN architecture called Smart Mobile®. Smart Mobile® introduced “intelligent switching,” which combines the advantages of both centralized and distributed approaches to networking. As a result, Smart Mobile® allows organizations to adopt high-performance 802.11n networks, deliver high-quality voice for hundreds of users, and scale their WLANs across the enterprise indoors and outdoors, without compromising security or manageability and without having to upgrade their existing switching or WLAN controller infrastructures. Trapeze’s products include Trapeze Networks Mobility System Software®, a full line of Mobility Exchange® controllers, Mobility Point® access points, our advanced access control product, SmartPass®, the RingMaster® wireless management suite, antennas and accessories, and location-based software and appliances.

The Wireless segment sells and licenses its products primarily through distributors and value added resellers worldwide. In addition, the Wireless segment also sells and licenses its products through OEM partners who market the products and technology under their own brand name. The Wireless segment has thousands of direct, as well as several OEM (indirect) customers globally, including many large enterprises, numerous government agencies, schools, universities, hospitals, and metropolitan Wi-Fi carriers.

Customers

As discussed above, we sell to distributors and directly to OEMs and installers of equipment and systems. Sales to the distributor Anixter International Inc. represented approximately 17% of our consolidated revenues in 2009.

We have supply agreements with distributors and with OEM customers in the Americas, Europe, and Asia. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts, or for a significant period of time. The loss of one or more large customers or distributors could result in lower total revenues and profits. However, we believe that our relationships with our customers and distributors are satisfactory and that they choose Belden products, among other reasons, due to the breadth of our product offering and the quality and performance characteristics of our products.

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

International Operations

We have manufacturing facilities in Canada, Mexico, China, and Europe. During 2009, approximately 57% of Belden’s sales were from customers outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

The effect of changes in the relative value of currencies impacts our results of operations. However, our revenues and costs are typically in the same currency, reducing our overall currency risk.

A risk associated with our European manufacturing operations is the higher relative expense and length of time required to reduce manufacturing employment if needed. In addition, some of our foreign operations are subject to economic and political risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

Financial information for Belden by geographic area is shown in Note 4 to the Consolidated Financial Statements.

Competition

We face substantial competition in our major markets. The number and size of our competitors vary depending on the product line and operating segment. Some multinational competitors have greater financial, engineering, manufacturing, and marketing resources than we have. There are also many regional competitors that have more limited product offerings.

For each of our operating segments, the market can be generally categorized as highly competitive with many players. The market can be influenced by economic downturns as some competitors that are highly leveraged both financially and operationally could become more aggressive in their pricing of products.

The principal competitive factors in all our product markets are product features, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the customer. Some products are manufactured to meet published industry specifications and are less differentiated on the basis of product characteristics. We believe that Belden stands out in many of its markets on the basis of the breadth of our product offering, the quality and performance characteristics of our products, and our service and technical support.

Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require continued investment in engineering, research and development, marketing, and customer service and support. There can be no assurance that we will continue to make such investments or that we will be successful in maintaining such advantages.

Research and Development

We engage in continuing research and development programs, including new and existing product development, testing and analysis, process and equipment development and testing, and compound materials development and testing. Hirschmann, Lumberg Automation, and Trapeze engage in businesses that involve higher levels of research and development because of advanced technology requirements and shorter product life cycles. Therefore, our aggregate research and development expense has risen since we acquired these operations in 2007 and 2008. See the Consolidated Statements of Operations for amounts incurred for research and development.

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used to varying degrees by our operating segments, with numerous others for which applications are pending. Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent to be material to the business as a whole. We consider the following trademarks to be of material value to our business: Belden®, Alphatm, Mohawk®, West Penn Wire/CDT®, Hirschmann®, Lumberg Automationtm, LTKtm, Trapeze®, Newburytm, and Telecasttm.

Raw Materials

The principal raw material used in many of our products is copper. Other materials we purchase in large quantities include fluorinated ethylene-propylene (both Teflon® and other FEP), polyvinyl chloride (PVC), polyethylene, aluminum-clad steel and copper-clad steel conductors, other metals, optical fiber, printed circuit boards, and electronic components. With respect to all major raw materials used by us, we generally have either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper prices rose to a 5-year high in July 2008 before falling by 66% by the end of December 2008. During 2009, copper prices again rose as the price at the end of 2009 was approximately 140% greater than the price at the end of 2008. Prices for materials such as PVC and other plastics derived from petrochemical feedstocks have also fluctuated. Since Belden utilizes the first in, first out inventory costing methodology, the impact of copper and other raw material cost changes on our cost of goods sold is delayed by approximately two months based on our inventory turns.

We seek to be neutral in our pricing for fluctuations in commodity prices, however, we can experience short-term favorable or unfavorable variances. When the cost of raw materials increases, we are generally able to recover these costs through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists, which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM customer contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months.

Backlog

Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2009, our backlog of orders believed to be firm was $120.5 million compared with $130.1 million at December 31, 2008. The backlog at December 31, 2009 is scheduled to be shipped in 2010.

Environmental Matters

We are subject to numerous federal, state, provincial, local and foreign laws and regulations relating to the storage, handling, emission, and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act, and the Resource Conservation and Recovery Act. We believe that our existing environmental control procedures and accrued liabilities are adequate, and we have no current plans for substantial capital expenditures in this area.

We do not currently anticipate any material adverse effect on our results of operations, financial condition, cash flow, or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations, including clean-up costs. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and clean-up.

Employees

As of December 31, 2009, we had approximately 6,200 employees worldwide. We also utilized about 1,000 workers under contract manufacturing arrangements. Approximately 800 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.

Importance of New Products and Product Improvements;
Impact of Technological Change; Impact of Acquisitions

Many of the markets we serve are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. Our markets are also subject to increasing requirements for mobility and information security. The relative costs and merits of copper cable solutions, fiber optic cable solutions, and wireless solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. An important element of our business strategy is to increase our capabilities in the different modes of signal transmission technology, specifically copper cable, optical fiber, and wireless.

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

Advances in copper cable technologies and data transmission equipment have increased the relative performance of copper solutions. For example, in early 2005 we introduced the Belden 10GX System for the data networking or enterprise market, providing reliable 10 gigabits-per-second performance over copper based cables and connectivity. Belden’s 10GX System accomplishes this using unshielded twisted pair cables and patented connector technology. The finalization in February 2008 of the industry’s 10-gig-over-copper, Category 6A cabling standard and the recent 10GBASE-T product announcements have begun to accelerate the adoption of these higher-capacity copper network solutions.

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

The installation of wireless devices has required the development of new types of wired infrastructure systems. In the future, we expect that wireless communications technology will be an increasingly viable alternative technology to both copper and fiber optic-based systems for certain applications. We believe that problems such as insufficient signal security, susceptibility to interference and jamming, installation difficulties, and relatively slow transmission speeds of current systems will gradually be overcome, making the use of wireless technology more acceptable in many markets, including not only office LANs but also industrial and broadcast installations. This is evidenced by the increasing adoption rate of the larger bandwidth 802.11n networks for the purpose of voice, data, and video transmission.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports, proxy statements, and other information contain additional information about us. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements, and other information about issuers who file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Belden maintains an Internet website at www.belden.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to the Corporate Secretary, Belden Inc., 7733 Forsyth Boulevard, Suite 800, St. Louis, MO 63105.

New York Stock Exchange Matters

Pursuant to the New York Stock Exchange (NYSE) listing standards, we submitted a Section 12(a) CEO Certification to the NYSE in 2009. Further, we are herewith filing with the Securities and Exchange Commission (as exhibits hereto), the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Executive Officers

The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 26, 2010. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position

John S. Stroup	43	President, Chief Executive Officer and Director
Gray G. Benoist	57	Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer
Steven Biegacki	51	Senior Vice President, Global Sales and Marketing
Kevin L. Bloomfield	58	Senior Vice President, Secretary and General Counsel
Henk Derksen	41	Treasurer, Vice President, Financial Planning and Analysis
Naresh Kumra	39	Executive Vice President, Asia Pacific Operations
John S. Norman	49	Vice President, Finance — EMEA
Cathy O. Staples	59	Senior Vice President, Human Resources
Denis Suggs	44	Executive Vice President, Americas Operations and Global Cable Products

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

Gray G. Benoist was appointed Vice President, Finance and Chief Financial Officer (title changed as reflected in the above table in February 2009) in August 2006. He was named Chief Accounting Officer in November 2009. Mr. Benoist was previously Senior Vice President, Director of Finance of the Networks Segment of Motorola Inc., a $6.3 billion business unit responsible for the global design, manufacturing, and distribution of wireless and wired telecom system solutions. During more than 25 years with Motorola, Mr. Benoist served in senior financial and general management roles across Motorola’s portfolio of businesses, including the Personal Communications Sector, Integrated and Electronic Systems Sector, Multimedia Group, Wireless Data Group, and Cellular Infrastructure Group. He has a B.S. in Finance & Accounting from Southern Illinois University and an M.B.A. from the University of Chicago.

Steven Biegacki was appointed Vice President, Global Sales and Marketing (title changed as reflected in the above table in February 2009) in March 2008. Mr. Biegacki was previously Vice President, Marketing for Rockwell Automation. At Rockwell, he initially served as DeviceNet Program Manager, was promoted to Business Manager, Automation Networks in 1997, Vice President, Integrated Architecture Commercial Marketing in 1999, and Vice President, Components and Power Control Commercial Marketing in 2005. Previously, he was an Automation Systems Architecture Marketing Manager for Allen-Bradley Company. He has a B.S. in Electrical Engineering Technology from ETI Technical College in Cleveland, Ohio.

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

Henk Derksen has been Treasurer, Vice President, Financial Planning and Analysis of the Company since January 2010. In August of 2003, he became Vice President, Finance for the Company’s EMEA division, after joining the Company at the end of 2000. He was Vice President and Controller of Plukon Poultry, a food processing company from 1998 to 2000, and has 5 years experience in public accounting with PriceWaterhouse and Baker Tilly. Mr. Derksen has a M.A. in Accounting from the University of Arnhem in the Netherlands and holds a doctoral degree in Business Economics in addition to an Executive Master of Finance & Control from Tias Business School in the Netherlands.

Naresh Kumra joined Belden in March 2006 as Vice President of Business Development, and was named Vice President, Operations and President, Asia Pacific (title changed as reflected in the above table in February 2009) in June 2006. From 1999 to 2006, he worked for McKinsey & Company, Inc., a global management consulting firm. From 1991 to 1997, he worked for industrial and electronics businesses of Schlumberger Industries in New Delhi, India, and Poitiers, France. He graduated from the Indian Institute of Technology in Delhi with a B.S. in Computer Science and has an M.B.A. from the Darden School at the University of Virginia.

John S. Norman joined Belden in May 2005 as Controller, was named Chief Accounting Officer in November 2005, and was named Vice President of Belden in February 2009. In January 2010, he became Vice President, Finance for the Company’s EMEA division. He was vice president and controller of Graphic Packaging International Corporation, a paperboard packaging manufacturing company, from 1999 to 2003, and has 17 years experience in public accounting with PricewaterhouseCoopers LLP. Mr. Norman has a B.S. in Accounting from the University of Missouri and is a Certified Public Accountant.

Cathy Odom Staples has been Vice President, Human Resources of the Company (title changed as reflected in the above table in February 2009) since July 2004, and held the same position with Belden 1993 Inc. from May 1997 through July 2004. She was Vice President, Human Resources for Belden Electronics from May 1992 to May 1997. Ms. Staples has a B.S.B.A. in Human Resources from Drake University.

Denis Suggs joined Belden in June 2007 as Vice President, Operations, and President, Belden Americas (title changed as reflected in the above table in February 2009). Prior to joining Belden, he held various senior executive positions at Danaher Corporation, most recently as the President, Portescap and serving as the Chairman of the

Board — Portescap International, Portescap Switzerland, Danaher Motion India Private Ltd., and Airpax Company. Mr. Suggs holds a B.S. in Electrical Engineering from North Carolina State University and an M.B.A. from Duke University.

Item 1A.	Risk Factors

We make forward-looking statements in this Annual Report on Form 10-K, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Following is a discussion of some of the more significant risks that could materially impact our business.

The challenging global economic environment and the downturn in the markets we serve could continue to adversely affect our operating results and stock price in a material manner.

The challenging global economic environment could continue to cause substantial reductions in our revenue and results of operations as a result of weaker demand by the end users of our products and, for some products, price erosion. Such price erosion may occur through competitors becoming more aggressive in their pricing practices, which could adversely impact our gross margins. These global economic conditions also make it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. Our customers also may face issues gaining timely access to sufficient credit, impairing their ability to pay us, which could have an adverse effect on results of operation if such events cause delays in collection or write-offs of receivables due to customer insolvencies. Further, the demand for many of our products is economically sensitive and will vary with general economic activity, trends in nonresidential construction, investment in manufacturing facilities and automation, demand for information technology equipment, and other economic factors.

We may be unable to successfully implement our strategic plan.

Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. To achieve these goals, our strategic priorities are to improve our market delivery system so as to capture market share through end-user engagement, channel management, and vertical strategy; improve our recruitment and development of talented associates; develop strong global connector, fiber, and wireless platforms; acquire businesses that fit our strategic plan; and become a leading Lean(1) company. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our market delivery system initiative may not succeed or we may lose market share due to challenges in choosing the right products to market, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners; we may not be able to acquire businesses that fit our strategic plan on acceptable business terms; or we may not achieve our other strategic priorities.

(1) Lean refers to a business management system that strives to create value for customers and deliver that value to the right place, at the right time, and in the right quantities while reducing or eliminating waste from all processes.

We rely on several key distributors in marketing our products.

The majority of our sales are through distributors. These distributors carry the products of competitors along with our products. Our largest distributor customer, Anixter International Inc., accounted for 17% of our revenue in 2009. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily.

In the past, we have seen some distributors acquired and consolidated. If there were further consolidation of the electronics and cable distributors, this could have an effect on our relationships with these distributors. It could also result in consolidation of distributor inventory, which would temporarily depress our revenue. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. The current global economic downturn raises the potential of our customers incurring financial difficulties (including bankruptcy), which would adversely impact our results of operation as a result of lower customer sales and write-offs of uncollectible accounts receivable.

The global cable, connectivity, and networking industries are highly competitive.

We compete with other manufacturers of cable, connectivity, and networking products, and also face potential competition, in North America, Europe and Asia. These companies compete on price, reputation and quality, product technology and characteristics, and terms. Actions that may be taken by competitors, including pricing, business alliances, new product introductions, and other actions, could have a negative effect on our revenue and profitability.

We may encounter difficulties with restructuring issues, including difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities that could adversely affect our ability to meet customer demands for our products.

As part of our Lean culture to pursue continuous improvement, we periodically realign manufacturing capacity among our global facilities to reduce costs by improving manufacturing efficiency and to improve our long-term competitive position. We have also taken these measures in response to the challenging global economic environment. The implementation of these initiatives may include significant shifts of production capacity among facilities.

There are significant risks inherent in implementing these initiatives, including that:

•	We have adequate production capacity to meet customer demand while capacity is being shifted among facilities;

•	We can effectively deal with employee issues arising from a plant shut down or reduction in workforce (especially at our European facilities that are typically unionized or require that we consult or obtain approval of representatives of the workforce before taking such action);

•	We maintain product quality as a result of shifting capacity;

•	We can successfully remove, transport and re-install equipment;

•	We have trained personnel at the new site; and

•	We can effectively change the management reporting structure, including providing accurate information to decision-makers under the new structure.

If these initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer and employee relations problems, which could have a material adverse effect on our results of operations.

Changes in the price and availability of raw materials we use could be detrimental to our profitability.

Copper is a significant component of the cost of most of our products. Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper rose rapidly in price for much of this period and remains a volatile commodity. Prices of other materials we use, such as PVC and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings will be reduced. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings will be reduced. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenue. We believe the supply of raw materials (copper, plastics, and other materials) is adequate and we do not expect any substantial interruption of supply or shortage of materials. If such a supply interruption or shortage were to occur, however, this could have a negative effect on revenue and earnings.

We may experience significant variability in our quarterly and annual effective tax rate.

We have a complex tax profile due to the global nature of our operations, which encompass multiple taxing jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future.

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions impacts our effective tax rate. Relatively, more income in higher tax rate jurisdictions or relatively, more losses in lower tax rate jurisdictions would increase our effective tax rate and thus lower our net income. If we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.

Because we do business in many countries, our results of operations are affected by changes in currency exchange rates and are subject to political and economic uncertainties.

More than half of our sales are outside the United States. Other than the United States dollar, the principal currencies to which we are exposed through our manufacturing operations and sales are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, and the British pound. In most cases, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although the realignment of our manufacturing capacity among our global facilities may alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

We have manufacturing facilities in China, Canada, Mexico, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

If we are unable to retain senior management and key employees, our business operations could be adversely affected.

Our success has been largely dependent on the skills, experience, and efforts of our senior management and key employees. The loss of any of our senior management or other key employees (including due to acquisitions or restructuring activities) could have an adverse effect on us. There can be no assurance that we would be able to find qualified replacements for these individuals or that the integration of potential replacements would not be disruptive to our business.

More broadly, a key determinant of our success is our ability to attract and retain talented associates. While this is one of our strategic priorities, there can be no assurance that we will succeed in this regard.

Volatility of credit markets could adversely affect our business.

Uncertainty in U.S. and global financial and equity markets could make it more expensive for us to conduct our operations and may cause us to be unable to pursue or complete acquisitions.

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

Aside from the challenges of realigning existing operations, we may have difficulty integrating acquired businesses and future acquisitions might not meet our performance expectations. Some of the integration challenges we might face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the acquired operations for compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues, and retention of key personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time we have to manage the other businesses. Some of the businesses we acquired or are interested in acquiring involve more complex technology and shorter product life cycles than are typical for Belden, and we might not be able to properly evaluate and develop the technology. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of acquired businesses.

Our future success depends on our ability to develop and introduce new products.

Our markets are characterized by the introduction of products with increasing technological capabilities, including fiber optic and wireless signal transmission solutions that compete with the copper cable solutions that comprise the majority of our revenue. The relative costs and merits of copper cable solutions, fiber optic cable solutions, and wireless solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets. Competing technologies could cause the obsolescence of many of our products. See the discussion above in Part I, Item 1, under Importance of New Products and Product Improvements; Impact of Technological Change; Impact of Acquisitions

We face risk associated with missed opportunities.

Our business decisions are influenced by market intelligence we receive at micro- and macro- levels, which information may be incomplete or inaccurate, resulting in missed opportunities.

We may suffer a loss in our product quality, adversely affecting our business.

Due to several factors including the migration of our production to low cost regions, third party outsourcing of our production, and a potential reduced emphasis on quality arising from personnel changes, there is a risk that our products may suffer a decline in quality or that our on-time delivery rate may fall. These developments could damage our brand reputation and result in lower sales.

We rely on several key Original Equipment Manufacturers (OEMs) in marketing our Trapeze wireless products.

We sell and license a significant portion of our wireless Trapeze products under private label to OEM partners, who market the products and technology under their own brand names. In the past, we have seen one OEM partner acquired and consolidated, resulting in lower Trapeze sales. If there were further consolidations of our Trapeze OEM partners, this could have an adverse effect on sales if the consolidated OEM purchases wireless products from Trapeze competitors. Trapeze also has experienced financial failure (including bankruptcy) of its OEM partners from time to time, resulting in reduced sales and in our inability to collect accounts receivable in full. The current global economic downturn raises the potential of such Trapeze customers incurring financial difficulties (including bankruptcy), which would adversely impact Trapeze’s results of operation as a result of lower customer sales and write-offs of uncollectible accounts receivable.

If our goodwill or other intangible assets become further impaired, we may be required to recognize charges that would reduce our income.

Under accounting principles generally accepted in the United States, goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. We have incurred significant charges for the impairment of goodwill and other intangible assets in the past, and we may be required to do so again in future periods. Such a charge would reduce our income without any change to our underlying cash flow.

This list of risk factors is not exhaustive. Other considerations besides those mentioned above might cause our actual results to differ from expectations expressed in any forward-looking statement.

We have defined benefit pension plans that are not fully funded.

We have defined benefit pension plans in the United States, the United Kingdom, Canada, and Germany. The cash funding requirements for these plans depends on the financial performance of the funds’ assets, actuarial life expectancies, discount rates, and other factors. The fair value of the assets in the plans may be less than the projected benefits owed by us. In most years, we are required to contribute cash to fund the pension plans, and the amount of funding required may vary significantly. We expect to contribute approximately $12 million to our pension plans in 2010. Future contributions we may make to fund our pension plans may be significant and could have a material adverse effect on our financial condition.

We might have difficulty protecting our intellectual property from use by competitors, or competitors might accuse us of violating their intellectual property rights.

Disagreements about patents and intellectual property rights occur in our served markets, especially for wireless. There, third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Due to the rapid pace of technological change in the wireless industry, much of the wireless business relies on proprietary technologies of third parties, and to the extent our products may need these technologies, we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions impacting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

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

We are subject to current environmental and other laws and regulations, including the risks associated with possible climate change legislation.

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

Greenhouse gas emissions have increasingly become the subject of a large amount of attention. Bills related to climate change have been introduced in the U.S. Congress. In addition, future regulation of greenhouse gas could occur pursuant to future U.S. treaty obligations or statutory or regulatory changes under existing environmental laws. While not all are likely to become law, additional climate change regulation may adversely impact our costs by increasing energy costs and raw material prices and requiring equipment modification or replacement.

Aside from regulating greenhouse gases, the U.S. Congress is considering legislation creating a “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or “allowances.” We as an energy user may incur increased energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain, to cover the emissions from fuel production and the eventual use of fuel by the Company or its energy suppliers. Other countries are also considering or have implemented “cap-and-trade” systems. Future environmental regulatory developments related to climate change are possible, which could materially increase operating costs in our industry and thereby increase our manufacturing and delivery costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Belden has a corporate office that it leases in St. Louis, Missouri and various manufacturing facilities, warehouses, and sales and administration offices. The significant facilities as of December 31, 2009 are as follows:

Used by the Americas operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-15	10 M, 5 W	10 owned
5 leased
Canada-1	M	1 owned
Mexico-3	M	3 leased

Used by the EMEA operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United Kingdom-2	1 M, 1 W	1 owned
1 leased
The Netherlands-2	1 M, 1 W	2 leased
Germany-6	5 M, 1 W	4 owned
2 leased
Italy-2	M	1 owned
1 leased
Denmark-2	1 M, 1 W	2 owned
Hungary-1	1 M	1 owned
Czech Republic-1	1 M	1 owned
Sweden-1	W	1 leased
United States-1	M	1 owned

Used by the Asia Pacific operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

China-7	6 M, 1 W	2 owned
5 leased
India-1	W	1 leased
Australia-1	W	1 leased
Singapore-1	W	1 leased

The total size of all Americas operating segment locations is approximately 2.9 million square feet; the total size of all EMEA operating segment locations is approximately 1.6 million square feet; the total size of all Asia Pacific operating segment locations is approximately 1.8 million square feet; and the total size of all Wireless operating segment locations is approximately 0.1 million square feet. We believe our physical facilities are suitable for their present and intended purposes and adequate for our current level of operations.

Item 3.	Legal Proceedings

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 91 of which are pending as of February 4, 2010, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through February 4, 2010, we have been dismissed, or reached agreement to be dismissed, in more than 300 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “BDC.”

As of February 25, 2010, there were 588 record holders of common stock of Belden Inc.

We paid a dividend of $0.05 per share in each quarter of 2009 and 2008. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2009 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$21.99	$21.08	$24.42	$26.88
Low	$8.18	$11.61	$15.13	$21.72

	2008 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$46.00	$42.97	$42.41	$32.05
Low	$33.04	$30.28	$27.96	$11.00

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2009, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Dow Jones Electronic & Electrical Equipment Index. The comparison assumes $100 was invested on December 31, 2004, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	2005	2006	2007	2008	2009

Belden Inc.	6.3%	61.0%	14.3%	−52.8%	6.2%
S&P 500 Index	4.9%	15.8%	5.5%	−37.0%	26.5%
Dow Jones Electronic & Electrical Equipment	4.3%	13.8%	18.9%	−46.6%	47.7%

	Indexed Returns
	Years Ending December 31,
	2004	2005	2006	2007	2008	2009

Belden Inc.	$100.00	$106.28	$171.06	$195.52	$92.37	$98.09
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones Electronic & Electrical Equipment	100.00	104.34	118.69	141.11	75.37	111.30

(1)	This chart and the accompanying data are “furnished,” not “filed,” with the SEC.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share amounts)

Statement of operations data:
Revenues	$1,415,262	$2,005,890	$2,032,841	$1,495,811	$1,245,669
Operating income (loss)	1,641	(342,188)	220,736	118,478	68,538
Income (loss) from continuing operations	(23,505)	(361,826)	136,195	71,563	33,568
Basic income (loss) per share from continuing operations	(0.50)	(8.10)	3.03	1.65	0.74
Diluted income (loss) per share from continuing operations	(0.50)	(8.10)	2.71	1.48	0.69
Balance sheet data:
Total assets	1,620,578	1,658,393	2,068,392	1,355,968	1,306,735
Long-term debt	543,942	590,000	350,000	110,000	172,051
Long-term debt, including current maturities	590,210	590,000	458,744	172,000	231,051
Stockholders’ equity	551,048	570,868	1,072,206	843,901	713,508
Other data:
Basic weighted average common shares outstanding	46,594	44,692	44,877	43,319	45,655
Diluted weighted average common shares outstanding	46,594	44,692	50,615	50,276	52,122
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy, we have streamlined our manufacturing, sales, and administrative functions worldwide. In 2009, we recognized severance and employee relocation expenses of $30.7 million, asset impairment charges of $27.8 million, loss on sale of assets of $17.2 million, adjusted depreciation expense of $2.6 million, and other charges related to our global restructuring actions of $24.0 million.

In July 2008, we acquired Trapeze. The results of operations of Trapeze are included in our operating results from July 2008. During 2008, we recognized goodwill and other asset impairment charges of $476.5 million, severance expense of $39.9 million, loss on sale of assets of $3.7 million, expenses from the effects of purchase accounting of $1.5 million, and other charges related to our various restructuring actions of $4.9 million.

In 2007, we acquired Hirschmann, LTK, and Lumberg Automation during our fiscal second quarter. The results of operations of these entities are included in our operating results from their respective acquisition dates. During 2007, we recognized expenses from the effects of purchase accounting of $15.8 million and severance expense of $4.2 million, asset impairment expense of $3.3 million, and adjusted depreciation expense of $0.2 million related to our various restructuring actions. We also recognized an $8.6 million gain on sales of assets.

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

Overview

We design, manufacture, and market cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics. We strive to create shareholder value by:

•	Capturing additional market share by improving channel and end-user relationships, and concentrating sales efforts on vertical markets;

•	Investing in both organic and inorganic growth in fast-growing regions;

•	Continuously improving business processes throughout the enterprise via a comprehensive Lean tool set and the institution of a continuous improvement mind-set across the company;

•	Migrating our manufacturing capacity to low-cost locations within each major geographic region to be closer to our customers and to reduce the landed cost of our products;

•	Managing our product portfolio to position products according to value, eliminate low-margin revenue, and increase revenue in higher margin and strategically important products;

•	Recruiting and developing the best talent we can find and improving the effectiveness of our performance management processes; and

•	Protecting and enhancing the value of the Belden brand and our family of brands.

To accomplish these goals, we use a set of tools and processes that are designed to continuously improve business performance in the critical areas of quality, delivery, cost, and innovation. We consider revenue growth, operating margin, cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators. We also seek to acquire businesses that we believe can help us achieve the objectives described above. The extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition, and cash flows.

Approximately 57% of our sales were derived outside the United States in 2009. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. Our market and geographic diversity limits the impact of any one market or the economy of any single country on our consolidated operating results. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, we use indices concerning general economic trends to predict our outlook for the future given the broad range of products manufactured and end markets served.

Although consolidated revenues grew each quarter sequentially throughout 2009, we continued to experience broad-based market declines compared to prior years. As a result, consolidated revenues for 2009 decreased 29.4% from 2008.

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

Significant Trends and Events in 2009

Many of our customers are distributors that stock inventory for resale. Due to the weakening demand experienced throughout the global economy, many of our customers have lowered their inventory balances during 2009. Our revenues are negatively impacted by these inventory reductions. Our customers may continue this trend.

In 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In addition to retaining a 5% interest in the business, we retained the associated land and building, which we are leasing to the buyer. Prior to the sale, we determined that certain long-lived assets of that German cable business were impaired. We estimated the fair market value of these assets based upon the terms of the sales agreement and recognized an impairment loss of $20.4 million in the operating results of the EMEA segment.

In addition to the sale of a German cable business, we incurred other restructuring charges related to our plan to streamline our manufacturing, sales, and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. In 2009, we recognized severance costs and asset impairment losses of $28.4 million and $7.4 million, respectively, related to these restructuring actions. In 2010, we may recognize approximately $10.0 million of additional costs related to previously announced restructuring actions. Furthermore, any new restructuring actions would likely result in additional charges.

On June 29, 2009, we issued $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. We used the $193.7 million in net proceeds of this debt offering to repay amounts drawn under our senior secured credit facility.

Results of Operations

Consolidated Continuing Operations

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(In thousands, except percentages)

Revenues	$1,415,262	$2,005,890	$2,032,841	−29.4%	−1.3%
Gross profit	413,198	563,682	561,370	−26.7%	0.4%
Selling, general and administrative expenses	289,672	362,122	317,481	−20.0%	14.1%
Research and development	60,870	50,089	17,843	21.5%	180.7%
Operating income (loss)	1,641	(342,188)	220,736	100.5%	−255.0%
Income (loss) from continuing operations before taxes	(34,414)	(368,470)	200,113	90.7%	−284.1%
Income (loss) from continuing operations	(23,505)	(361,826)	136,195	93.5%	−365.7%

2009 Compared to 2008

Revenues decreased in 2009 compared to 2008 for the following reasons:

•	A decrease in unit sales volume due to broad-based market declines resulted in a revenue decrease of $460.8 million.

•	A decrease in copper prices resulted in sales price decreases totaling $84.2 million.

•	Unfavorable currency translation of $31.3 million due to the U.S. dollar strengthening against many foreign currencies including the euro and Canadian dollar.

•	Lost sales from the disposal of two businesses in Europe resulted in a revenue decrease of $56.7 million.

The negative impact that the factors listed above had on the revenue comparison was partially offset by $26.0 million of revenues from acquisitions, primarily our July 16, 2008 acquisition of Trapeze Networks, Inc.

(Trapeze). The remaining change in total revenues was due to an increase in the amount of revenue recognized by Trapeze during the year that had been previously deferred.

Gross profit decreased in 2009 compared to 2008 due to the decrease in revenue as discussed above and increases in severance and other restructuring costs. In 2009, cost of sales included $37.8 million of severance and other restructuring costs. These costs primarily relate to global restructuring actions to further streamline our manufacturing functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. Other restructuring costs include equipment transfer costs, contract termination costs, employee relocation costs, and other restructuring related charges. Cost of sales in 2008 included $14.0 million of severance and other restructuring costs. Excluding the impact of these items, gross profit margin in 2009 increased 260 basis points due to cost reductions from our Lean Enterprise strategies and global restructuring actions.

Selling, general and administrative (SG&A) expenses decreased 20% in 2009 compared to 2008. This decrease is primarily due to lower payroll costs associated with a reduction in the number of sales and administration employees and lower discretionary spending for items such as travel, consulting, and advertising. SG&A expenses in 2009 included $5.4 million less severance and other restructuring costs compared to 2008 but included $13.1 million additional expense due to the acquisition of Trapeze in July 2008. Excluding these costs, SG&A expenses decreased 24% in 2009.

The increase in research and development costs in 2009 is primarily due to recognizing a full year of expense from Trapeze compared to only six months in 2008.

During 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In 2008, we sold a non-strategic portion of the Hirschmann business and recorded a loss on the sale of $2.8 million. We also sold and leased back certain Americas segment real estate in Mexico for $25.0 million and recognized a loss of $0.9 million.

During 2009, we recognized asset impairment losses totaling $27.8 million primarily related to a German cable business that we sold. Due to equity market conditions in 2008 and the difference between our market value and book value, the carrying amounts of certain reporting units exceeded their respective fair values resulting in a goodwill impairment charge of $433.7 million. In addition, the carrying amounts of certain trademarks exceeded their respective fair values resulting in a trademark impairment charge of $22.4 million. In 2008, we also recognized tangible asset impairment losses totaling $20.4 million primarily related to decisions to close our manufacturing facility in Manchester, Connecticut, consolidate capacity, and dispose of excess machinery and equipment.

Loss from continuing operations before taxes decreased in 2009 compared to 2008 due to an improvement in operating income partially offset by higher interest expense resulting from higher interest rates on our senior subordinated notes issued during 2009.

Our annual effective tax rate was 31.7% in 2009 compared to 1.8% in 2008. The effective rate in 2008 was low because the majority of the $433.7 million goodwill impairment charge was nondeductible.

2008 Compared to 2007

Revenues decreased in 2008 compared to 2007 for the following reasons:

•	A decline in unit sales volume due to broad-based market declines resulted in a revenue decrease of $240.5 million.

•	Lost sales from the disposal of our assembly and telecommunications cable operation in the Czech Republic resulted in a revenue decrease of $40.1 million.

The negative impact that the factors listed above had on the revenue comparison were partially offset by the following factors:

•	Acquired revenues from LTK, Hirschmann, Lumberg, and Trapeze totaled $189.6 million. Acquired revenues from LTK and Hirschmann represent revenues generated from these entities in the first quarter of 2008. Acquired revenues from Lumberg represent revenues generated from this entity from January through April 2008. Acquired revenues from Trapeze represent revenues generated from this entity from its acquisition date of July 16, 2008 through December 31, 2008.

•	Favorable currency translation resulted in a revenue increase of $45.6 million.

•	Sales price increases totaled $18.5 million.

Gross profit increased in 2008 compared to 2007 primarily for the following reasons:

•	Acquired gross profit from LTK, Hirschmann, Lumberg, and Trapeze was in total $65.1 million in 2008.

•	Our Lean and regional manufacturing initiatives contributed more than $26 million of productivity and cost improvements.

The positive impact that the factors listed above had on the gross profit comparison were partially offset by the following factors:

•	The decline in revenues due to lower unit sales volume as discussed above also contributed to a decrease in gross profit.

•	We recognized $8.2 million more excess and obsolete inventory charges in 2008 as the lower demand experienced in 2008 resulted in excess inventory levels.

•	We incurred $4.9 million more of charges in 2008 related to the effects of purchase accounting, severance, and other restructuring actions.

Selling, general and administrative (SG&A) expenses increased in 2008 compared to 2007 primarily for the following reasons:

•	We incurred expenses for an additional quarter in 2008 from the prior year acquisitions and for two quarters from the current year acquisition, which contributed in total $46.0 million to the SG&A increase.

•	We incurred $21.6 million more of severance and other restructuring charges in 2008 primarily related to our global restructuring actions announced during the fourth quarter of 2008.

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

In 2008, we sold a non-strategic portion of the Hirschmann business and recorded a loss of $2.8 million. We also sold and leased back certain Americas segment real estate in Mexico for $25.0 million and recognized a loss of $0.9 million. In 2007, we completed the sale of our telecommunications cable operation in the Czech Republic for $25.7 million and recorded a gain of $7.8 million. We also sold a plant in Illinois and recorded a gain of $0.7 million.

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

In 2008, we recognized tangible asset impairment losses totaling $20.4 million primarily related to decisions to close our manufacturing facility in Manchester, Connecticut, consolidate capacity, and dispose of excess machinery and equipment. In 2007, we identified certain tangible long-lived assets related to our plants in Czech Republic, the Netherlands, and Canada for which the carrying values were not fully recoverable. We recognized an impairment loss related to these assets totaling $3.3 million.

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

Our effective annual tax rate was a 1.8% benefit in 2008 compared to an expense of 31.9% in 2007. This change is primarily attributable to the decrease in income from continuing operations before taxes and the nondeductible nature of the majority of the goodwill impairment charge.

Americas Segment

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(In thousands, except percentages)

Total revenues	$810,058	$1,102,815	$1,228,378	−26.5%	−10.2%
Operating income	117,324	106,893	210,597	9.8%	−49.2%
as a percent of total revenues	14.5%	9.7%	17.1%

Americas total revenues, which include affiliate revenues, decreased in 2009 from 2008 due to lower unit sales volume of $219.8 million. Lower demand in the United States contributed to lower volume across all vertical markets as approximately 76% of the segment’s external customer revenues are generated from customers located in the United States. Similarly, lower demand in Europe and Asia and increasing localization of manufacturing in our Asia Pacific segment resulted in a decrease in affiliate revenues in 2009 of $18.1 million. A decrease in copper prices resulted in lower selling prices that contributed $47.0 million to the decrease in revenues. The remaining decrease in revenues was due to unfavorable currency translation, which was primarily a result of the U.S. dollar strengthening against the Canadian dollar.

Operating income increased in 2009 from 2008 primarily due to a decrease in impairment charges and other restructuring costs. In 2009, the segment recognized $21.5 million of severance and other restructuring charges primarily related to our global restructuring actions. In 2008, the segment recognized goodwill and other asset impairment charges totaling $50.8 million and other restructuring charges of $15.8 million. Excluding these charges, operating income decreased $34.7 million but operating margin improved from 15.7% in 2008 to 17.1% in 2009 due to manufacturing cost savings resulting from the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean Enterprise strategies.

Americas total revenues decreased in 2008 from 2007 primarily due to lower volume across most product lines, which in total contributed 13 percentage points to the revenue decrease. Lower demand in the United States contributed to the lower volume as approximately 80% of the segment’s external customer revenues are generated from customers located in the United States. The lower volume was partially offset by acquired revenues from certain portions of Hirschmann and Lumberg, higher selling prices, and favorable currency translation, which in total represented a 3 percentage point increase.

Operating income decreased in 2008 from 2007 due to the decreases in revenues and certain other charges. In 2008, the Americas segment recognized goodwill and other asset impairment charges totaling $50.8 million and other restructuring charges of $15.8 million. The goodwill and other asset impairment charges include $36.6 million related to goodwill and trademarks and $14.2 million related to tangible assets. The tangible asset impairments are due to the decisions to close our Connecticut facility, consolidate capacity, and dispose of excess machinery and equipment. The other restructuring charges primarily relate to severance expenses associated with various restructuring actions. Excluding these charges, operating margin in 2008 was 15.7%. Operating margins decreased in 2008 from 2007 primarily due to the lower unit sales volume discussed above.

EMEA Segment

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(In thousands, except percentages)

Total revenues	$400,452	$663,311	$619,262	−39.6%	7.1%
Operating income (loss)	(43,232)	(218,379)	42,360	80.2%	−615.5%
as a percent of total revenues	−10.8%	−32.9%	6.8%

EMEA total revenues, which include affiliate revenues, decreased in 2009 from 2008 due to lower unit sales volume of $142.5 million. The broad-based market declines have continued in Europe resulting in lower volume across all vertical markets. Similarly, lower demand in the United States and Asia resulted in a decrease in affiliate revenues in 2009 of $30.4 million. Lost sales from the disposal of two businesses contributed $56.8 million to the revenue decrease. The decrease in revenues was also due to $23.7 million of unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro. The remaining decrease in revenues was due to a decrease in copper prices that resulted in lower selling prices.

Operating loss improved in 2009 from 2008 primarily due to a decrease in impairment charges and other restructuring costs. In 2009, the segment recognized $77.3 million of asset impairment, loss on sale of assets, severance, and other restructuring charges primarily related to the sale of a German cable business and our global restructuring actions. In 2008, the segment recognized goodwill and other asset impairment charges totaling $253.4 million and other restructuring charges of $28.6 million. Excluding these charges, operating income decreased $29.5 million and operating margin decreased from 9.6% in 2008 to 8.5% in 2009 as the decrease in revenues more than offset the cost savings from our various restructuring actions.

EMEA total revenues increased in 2008 from 2007 due to several factors. Acquired revenues from the 2007 acquisitions contributed $86.5 million to the revenue increase, favorable foreign currency translation contributed $34.0 million, and an increase in affiliate revenues contributed $23.1 million. Acquired revenues include the portions of Hirschmann and Lumberg included in this segment and represent Hirschmann’s external revenues from the first quarter of 2008 and Lumberg Automation’s external revenues from January through April 2008. These revenue increases were partially offset by $57.6 million of lower external customer unit sales volume and $40.1 million of lost revenues from the disposal of our assembly and telecommunications cable operations in the Czech Republic. The remaining change in revenues is due to decreases in selling prices.

Operating income decreased in 2008 from 2007 primarily due to impairment charges and certain other charges. In 2008, the EMEA segment recognized goodwill and other asset impairment charges totaling $253.4 million and other restructuring charges of $28.6 million. The goodwill and other asset impairment charges include $252.2 million related to goodwill and trademarks and $1.2 million related to tangible assets. The tangible asset impairment is due to the decision to close our Hoyerswerda, Germany facility. The other restructuring charges primarily relate to severance expenses associated with our global restructuring actions that we announced during the fourth quarter of 2008. Operating income in 2007 included charges of $7.0 million primarily related to the effects of purchase accounting. Excluding these charges, operating margin increased to 9.6% in 2008 from 8.0% in 2007 due primarily to the impact of a full year of operating income from the relatively higher margin businesses of Hirschmann and Lumberg.

Asia Pacific Segment

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(In thousands, except percentages)

Total revenues	$250,250	$373,360	$321,192	−33.0%	16.2%
Operating income (loss)	28,794	(66,093)	37,991	143.6%	−274.0%
as a percent of total revenues	11.5%	−17.7%	11.8%

Asia Pacific total revenues, which include affiliate revenues, decreased in 2009 from 2008 due to lower unit sales volume of $98.0 million. The broad-based market declines continued in Asia during 2009 resulting in lower volume across most vertical markets. A decrease in copper prices resulted in lower selling prices that contributed $25.5 million to the decrease in revenues. These decreases were partially offset by favorable currency translation.

Operating income increased in 2009 primarily due to a decrease in impairment charges and other restructuring costs. In 2009, the segment recognized $1.1 million of asset impairment and other restructuring charges. In 2008, the segment recognized goodwill and other asset impairment charges totaling $112.0 million and other restructuring charges of $2.1 million. Excluding these charges, operating income decreased $18.2 million and operating margin decreased from 12.9% in 2008 to 12.0% in 2009 as the decrease in revenues more than offset gross profit margin improvement from our product portfolio management actions and cost savings from our restructuring actions.

Asia Pacific total revenues increased in 2008 from 2007 primarily due to $72.4 million of acquired revenues, $9.8 million of favorable foreign currency translation, and $3.4 million of higher selling prices. These increases were partially offset by lower unit sales volume, which resulted from the weakening global economic environment and our strategic initiative in product portfolio management at LTK. Acquired revenues primarily represent LTK’s revenues from the first quarter of 2008.

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

Wireless Segment

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(In thousands, except percentages)

Total revenues	$53,247	$14,020	$—	279.8%	n/a
Operating loss	(28,325)	(54,317)	—	47.9%	n/a
as a percent of total revenues	−53.2%	−387.4%	n/a

The Wireless segment consists of Trapeze, which we acquired on July 16, 2008. This segment sells and licenses its products primarily through distributors and value added resellers. In addition, its products are sold and licensed through OEM partners who market the products and technology under their own brand name. During 2009, revenues to the OEM partners decreased primarily due to the bankruptcy of one of these partners, Nortel Networks. This decrease was offset by an increase in revenues to distributors and value added resellers.

Sales transactions from our Wireless segment often involve multiple elements in which the sales proceeds are deferred and recognized ratably over the period related to the last delivered element. As of December 31, 2009, total deferred revenue and deferred cost of sales were $22.7 million and $8.3 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to three years.

The changes in the deferred revenue and deferred cost of sales balances are as follows (in thousands):

	Deferred	Deferred Cost	Deferred Gross
	Revenue	of Sales	Profit

Balance, December 31, 2009	$22,730	$8,306	$14,424
Balance, December 31, 2008	20,166	7,270	12,896

Increase	$2,564	$1,036	$1,528

Balance, December 31, 2008	$20,166	$7,270	$12,896
Balance, July 16, 2008	1,900	—	1,900

Increase	$18,266	$7,270	$10,996

Wireless total revenues increased in 2009 from 2008 due to $25.3 million of acquired revenues, which include revenues from Trapeze for the period from January 1, 2009 through July 16, 2009. Total revenues also increased due to an increase in the amount of revenue recognized by Trapeze during the year that had been previously deferred.

Operating loss improved in 2009 due to the increase in revenues as discussed above. Operating loss also improved because the prior year period included $32.8 million of goodwill and trademark impairment charges and $2.7 million of expenses from the effects of purchase accounting, including in-process research and development charges of $1.5 million, amortization of the sales backlog intangible asset of $0.7 million, and inventory cost step-up of $0.5 million, which was included in cost of sales.

Corporate Expenses

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(In thousands, except percentages)

Total corporate expenses	$41,378	$74,889	$43,313	−44.7%	72.9%

Corporate expenses include administrative and other costs that are not allocated to the operating segments. These expenses decreased in 2009 from 2008 primarily due to the $27.5 million of goodwill and other asset impairment charges recognized in 2008. The decrease is also due to lower consulting fees and other discretionary items such as travel costs.

Total corporate expenses increased in 2008 from 2007 primarily due to goodwill and other asset impairment charges of $27.5 million. A portion of goodwill related to a previous acquisition was considered corporate goodwill because it benefited the entire Company. For purposes of testing goodwill for impairment, this corporate goodwill is allocated to certain reporting units. Based on the 2008 goodwill impairment analysis, $22.5 million of the corporate goodwill was impaired. We also recognized a $5.0 million impairment of a cost method investment due to the decline in its estimated fair value. The remaining increase is primarily due to new corporate programs such as global sales and marketing.

Discontinued Operations

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. In 2009, we recognized $2.1 million of interest expense ($1.4 million net of tax) related to the uncertain tax positions, which is included in discontinued operations. Due to the utilization of other net operating loss carryforwards from 2005 through 2008, we did not recognize interest expense related to this reserve prior to 2009.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, and dividends, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2010 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions for our retirement plans, quarterly dividend payments, severance payments from our restructuring actions, and our short-term operating strategies. Economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing could affect our ability to continue to fund our future needs from business operations.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended
	December 31,
	2009	2008
	(In thousands)

Net cash provided by (used for):
Operating activities	$151,810	$173,874
Investing activities	(59,049)	(160,047)
Financing activities	(22,048)	60,120
Effects of currency exchange rate changes on cash and cash equivalents	10,753	(6,498)

Increase in cash and cash equivalents	81,466	67,449
Cash and cash equivalents, beginning of year	227,413	159,964

Cash and cash equivalents, end of year	$308,879	$227,413

Net cash provided by operating activities, a key source of our liquidity, decreased by $22.1 million in 2009 from 2008 primarily due to a decrease in income excluding non-cash impairment charges. This decrease was partially offset by a favorable net change in operating assets and liabilities. This favorable change was primarily due to improvements in accounts payable and inventories as we reduced production and inventory levels at a greater rate than the decrease in customer demand. In 2009, the change in accrued liabilities included $62.1 million of total severance payments related to our restructuring actions compared to $14.7 million in 2008. We expect to pay more than $10 million of severance in 2010 related to our global restructuring actions (see Note 11 to the Consolidated Financial Statements).

Net cash used for investing activities totaled $59.0 million in 2009 compared to $160.0 million in 2008. Investing activities in 2009 primarily related to capital expenditures for enterprise resource planning software and capacity enhancements at certain locations and payments for acquisitions including a fiber optic company. Investing activities in 2008 primarily related to payments for the acquisition of Trapeze and capital expenditures that include the construction of a new manufacturing facility in China partially offset by proceeds from the sales of assets including sales of certain real estate in Mexico and our telecommunications cable operations in the Czech Republic.

Net cash used for financing activities totaled $22.0 million in 2009 compared to net cash provided by financing activities of $60.1 million in 2008. Financing activities in 2009 included $193.7 million of proceeds from the issuance of senior subordinated notes and offsetting payments on our senior secured credit facility. We also incurred $11.8 million of debt issuance costs and paid $9.4 million of dividends. Financing activities in 2008 primarily related to $240.0 million of borrowings under our senior secured credit facility to fund the acquisition of Trapeze and pay the $110.0 million of principal on our convertible subordinated debentures that were redeemed. We also repurchased $68.3 million of our common stock.

In the first quarter of 2009, we amended our senior secured credit facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. In the third quarter of 2009, we further amended the facility to extend the term from January 2011 to January 2013 and to reduce the size from $350.0 million to $250.0 million through January 2011. In January 2011, the size of the facility reduces from $250.0 million to $230.0 million. Although the amendments increased the cost of borrowings under the facility, they provide us with additional flexibility in managing liquidity through the weaker global demand in our served markets. As of December 31, 2009, we had $60.4 million in available borrowing capacity under our senior secured credit facility and we were in compliance with all of the amended covenants. Our outstanding debt obligations as of December 31, 2009, consisted of $350.0 million of 7.0% senior subordinated notes due 2017, $193.9 million of 9.25% senior subordinated notes due 2019, and $46.3 million of outstanding borrowings under our senior secured credit facility. On February 16, 2010, we made a $46.3 million payment related to the amount drawn under our senior secured credit facility. After this payment, we did not have any outstanding borrowings under the facility.

Contractual obligations outstanding at December 31, 2009 have the following scheduled maturities:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations(1)(2)	$590,210	$46,268	$—	$—	$543,942
Interest payments on long-term debt obligations(3)	359,785	43,285	86,000	86,000	144,500
Operating lease obligations(4)	71,087	13,584	19,765	12,598	25,140
Purchase obligations(5)	11,653	11,653	—	—	—
Other commitments(6)	27,778	7,037	19,571	1,170	—
Pension and other postemployment obligations	122,980	12,130	31,141	22,825	56,884

Total	$1,183,493	$87,689	$202,745	$122,593	$770,466

(1)	As described in Note 12 to the Consolidated Financial Statements.

(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.

(3)	Assumes interest payments on our senior secured credit facility at 3.74% until February 16, 2010, which is the date we made a $46.3 million payment on the facility (see Note 23 to the Consolidated Financial Statements).

(4)	As described in Note 17 to the Consolidated Financial Statements.

(5)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(6)	Represents obligations for uncertain tax positions (see Note 13 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
		(In thousands)

Standby financial letters of credit	$9,969	$4,097	$5,872	$—	$—
Bank guarantees	8,691	8,691	—	—	—
Surety bonds	1,629	1,629	—	—	—

Total	$20,289	$14,417	$5,872	$—	$—

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

Current-Year Adoption of Recent Accounting Pronouncements

Discussion regarding our adoption of accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Pending Adoption of Recent Accounting Pronouncements

Discussion regarding our pending adoption of accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and judgments that affect the amounts reported in our Consolidated Financial Statements. We base our estimates and judgments on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues, and expenses that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of the Consolidated Financial Statements. We provide a detailed discussion on the application of these and other accounting policies in Note 2 to the Consolidated Financial Statements.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to existing guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued an update to existing guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We expect to early adopt the new guidance on January 1, 2010. We expect this new guidance will affect revenue recognition for our Wireless segment by significantly decreasing the amount of revenue that is deferred on arrangements with multiple deliverables.

Accounts Receivable

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivables balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the

Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them against our gross accounts receivable and gross revenues. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations.

We evaluate the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. In circumstances where we are aware of a customer’s inability or unwillingness to pay outstanding amounts, we record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. There have been occasions in the past where we recognized an expense associated with the rapid collapse of a distributor for which no specific reserve had been previously established. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received.

Inventories

We evaluate the realizability of our inventory on a product-by-product basis in light of sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of historical and anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value.

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

We have significant tax credit carryforwards in the United States on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. The Company expects to generate enough taxable income in the future to be able to utilize these tax credits. Furthermore, in 2010 we expect to implement tax planning strategies that will help generate sufficient foreign source income in the carryforward period.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when, despite the belief that our tax return positions will more likely than not be sustained upon examination, we believe that certain positions are likely to be challenged and that the full amount of the associated tax benefit may not be realized. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which such determination is made. In addition, certain portions of our foreign subsidiaries’ undistributed income are considered to be indefinitely reinvested and, accordingly, we do not record a provision for United States federal and state income taxes on this foreign income. If this income was not considered to be indefinitely reinvested, it would be subject to United States federal and state income taxes and could materially effect our income tax provision.

Long-Lived Assets

The valuation and classification of long-lived assets and the assignment of depreciation and amortization useful lives and salvage values involve significant judgments and the use of estimates. The testing of these long-lived assets under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of asset groups and reporting units and the determination of fair market value. We test our tangible long-lived assets and intangible long-lived assets subject to amortization for impairment when indicators of impairment exist. We test our goodwill and intangible long-lived assets not subject to amortization for impairment on an annual basis during the fourth quarter or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.

When we evaluate goodwill for impairment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. For example, in our 2009 goodwill impairment analysis, the discount rates for our reporting units ranged from 10% to 18% and the long-term growth rates ranged from 2% to 4%. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

Accrued Sales Rebates

We grant incentive rebates to participating distributors as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered.

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates, and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our key assumptions are described in further detail in Note 14 to the Consolidated Financial Statements. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

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

Market risks relating to our operations result primarily from currency exchange rates, certain commodity prices, interest rates, and credit extended to customers. Each of these risks is discussed below.

Currency Exchange Rate Risk

For most of our products, the currency in which we sell the product is the same as the currency in which we incur the costs to manufacture the product, resulting in a natural hedge. Our currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. We do not generally use foreign currency derivatives and did not have any outstanding at December 31, 2009.

We generally view our investments in international subsidiaries with functional currencies other than the United States dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, we are exposed primarily to exchange rate movements between the United States dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, and British pound. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $314.9 million and $365.5 million at December 31, 2009 and 2008, respectively. We estimate a one percent change of the United States dollar relative to foreign currencies would have changed 2009 pre-tax income (loss) of our foreign operations by approximately $0.2 million. This sensitivity analysis has inherent limitations as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the United States dollar over time.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2009.

The following table presents unconditional copper purchase obligations outstanding at December 31, 2009. The unconditional copper purchase obligations settle during 2010.

	Purchase	Fair
	Amount	Value
	(In thousands, except
	average price)

Unconditional copper purchase obligations:
Commitment volume in pounds	1,551
Weighted average price per pound	$3.00

Commitment amounts	$4,660	$5,158

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

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments at December 31, 2009 or during the year then ended.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2009.

	Principal Amount by Expected Maturity			Fair
	2010	Thereafter	Total	Value
	(In thousands, except interest rates)

Fixed-rate senior subordinated notes	$—	$350,000	$350,000	$340,813
Average interest rate		7.00%
Fixed-rate senior subordinated notes	$—	$200,000	$200,000	$211,250
Average interest rate		9.75%
Variable-rate senior secured credit facility	$46,268	$—	$46,268	$46,268
Interest rate at December 31, 2009	3.74%

Total			$596,268	$598,331

Because the senior secured credit facility has a variable interest rate, its carrying value approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. At December 31, 2009, we had $25.6 million in accounts receivable outstanding from Anixter International Inc. (Anixter). This represented approximately 11% of our total accounts receivable outstanding at December 31, 2009. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, Belden Inc. changed its method of accounting for convertible debt that may be settled in cash upon conversion.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 26, 2010

Belden Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$308,879	$227,413
Receivables, less allowance for doubtful accounts of $3,590 and $4,898 at 2009 and 2008, respectively	242,145	292,236
Inventories, net	151,262	216,022
Deferred income taxes	26,996	16,430
Other current assets	35,036	34,826

Total current assets	764,318	786,927
Property, plant and equipment, less accumulated depreciation	299,586	324,569
Goodwill	313,030	321,478
Intangible assets, less accumulated amortization	143,013	156,025
Deferred income taxes	37,205	16,006
Other long-lived assets	63,426	53,388

	$1,620,578	$1,658,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,763	$160,744
Accrued liabilities	141,922	180,801
Current maturities of long-term debt	46,268	—

Total current liabilities	357,953	341,545
Long-term debt	543,942	590,000
Postretirement benefits	121,745	120,256
Other long-term liabilities	45,890	35,724
Stockholders’ equity:
Preferred stock, par value $0.01 per share — 2,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share — 200,000 shares authorized; 50,335 shares issued; 46,660 and 46,491 shares outstanding at 2009 and 2008, respectively	503	503
Additional paid-in capital	591,917	585,704
Retained earnings	72,625	106,949
Accumulated other comprehensive income	14,614	10,227
Treasury stock, at cost — 3,675 and 3,844 shares at 2009 and 2008, respectively	(128,611)	(132,515)

Total stockholders’ equity	551,048	570,868

	$1,620,578	$1,658,393

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues	$1,415,262	$2,005,890	$2,032,841
Cost of sales	(1,002,064)	(1,442,208)	(1,471,471)

Gross profit	413,198	563,682	561,370
Selling, general and administrative expenses	(289,672)	(362,122)	(317,481)
Research and development	(60,870)	(50,089)	(17,843)
Amortization of intangibles	(16,080)	(13,440)	(10,604)
Gain (loss) on sale of assets	(17,184)	(3,727)	8,556
Goodwill and other asset impairment	(27,751)	(476,492)	(3,262)

Operating income (loss)	1,641	(342,188)	220,736
Interest expense	(41,857)	(37,908)	(28,966)
Interest income	1,046	5,300	6,544
Other income	4,756	6,326	1,799

Income (loss) from continuing operations before taxes	(34,414)	(368,470)	200,113
Income tax benefit (expense)	10,909	6,644	(63,918)

Income (loss) from continuing operations	(23,505)	(361,826)	136,195
Loss from discontinued operations, net of tax	(1,396)	—	—

Net income (loss)	$(24,901)	$(361,826)	$136,195

Weighted average number of common shares and equivalents:
Basic	46,594	44,692	44,877
Diluted	46,594	44,692	50,615

Basic income (loss) per share:
Continuing operations	$(0.50)	$(8.10)	$3.03
Discontinued operations	(0.03)	—	—

Net income (loss)	$(0.53)	$(8.10)	$3.03

Diluted income (loss) per share:
Continuing operations	$(0.50)	$(8.10)	$2.71
Discontinued operations	(0.03)	—	—

Net income (loss)	$(0.53)	$(8.10)	$2.71

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(24,901)	$(361,826)	$136,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,857	56,836	51,746
Goodwill and other asset impairment	27,751	476,492	3,262
Loss (gain) on disposal of tangible assets	17,184	3,727	(8,556)
Share-based compensation expense	11,748	13,568	10,562
Provision for inventory obsolescence	4,550	12,994	4,802
Tax deficiency (benefit) related to share-based compensation	1,564	(1,279)	(8,533)
Amortization of discount on long-term debt	210	1,256	1,459
Deferred income tax expense (benefit)	(23,421)	(37,803)	24,423
Pension funding in excess of pension expense	(8,973)	(6,917)	(5,883)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	52,369	73,526	5,148
Inventories	50,645	28,188	21,428
Deferred cost of sales	(1,036)	(7,270)	—
Accounts payable	9,728	(35,666)	18,935
Accrued liabilities	(33,483)	(14,042)	9,161
Deferred revenue	2,564	18,266	—
Accrued taxes	7,597	(31,562)	(30,620)
Other assets	5,260	(1,533)	(12,835)
Other liabilities	(3,403)	(13,081)	(15,138)

Net cash provided by operating activities	151,810	173,874	205,556
Cash flows from investing activities:
Capital expenditures	(40,377)	(53,561)	(63,501)
Cash used to invest in or acquire businesses	(20,703)	(147,384)	(589,816)
Proceeds from disposal of tangible assets	2,031	40,898	60,182
Cash provided by other investing activities	—	—	2,911

Net cash used for investing activities	(59,049)	(160,047)	(590,224)
Cash flows from financing activities:
Borrowings under credit arrangements	193,732	240,000	566,000
Payments under borrowing arrangements	(193,732)	(110,000)	(278,000)
Debt issuance costs paid	(11,810)	—	(11,070)
Cash dividends paid	(9,373)	(8,926)	(9,026)
Tax benefit (deficiency) related to share-based compensation	(1,564)	1,279	8,533
Proceeds from exercises of stock options	699	6,103	32,335
Payments under share repurchase program	—	(68,336)	(31,664)

Net cash provided by (used for) financing activities	(22,048)	60,120	277,108
Effect of currency exchange rate changes on cash and cash equivalents	10,753	(6,498)	13,373

Increase (decrease) in cash and cash equivalents	81,466	67,449	(94,187)
Cash and cash equivalents, beginning of year	227,413	159,964	254,151

Cash and cash equivalents, end of year	$308,879	$227,413	$159,964

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

							Accumulated Other
							Comprehensive Income (Loss)
							Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(In thousands)

Balance at December 31, 2006	50,335	$503	$591,416	$348,069	(6,184)	$(111,100)	$44,841	$(29,828)	$843,901
Net income	—	—	—	136,195	—	—	—	—	136,195
Foreign currency translation	—	—	—	—	—	—	63,879	—	63,879
Adjustments to pension and postretirement liability, net of $6.4 million tax benefit	—	—	—	—	—	—	—	14,306	14,306

Comprehensive income									214,380
Share repurchase program	—	—	—	—	(677)	(31,664)	—	—	(31,664)
Exercise of stock options, net of tax withholding forfeitures	—	—	27,651	—	1,125	4,573	—	—	32,224
Share-based compensation, net of tax withholding forfeitures	—	—	19,623	—	(6)	(313)	—	—	19,310
Dividends ($0.20 per share)	—	—	—	(9,100)	—	—	—	—	(9,100)
Exchange of convertible notes	—	—	(988)	—	—	—	—	—	(988)
Accretion of convertible notes			1,459	—	—	—	—	—	1,459
Adoption of FIN No. 48	—	—	—	2,684	—	—	—	—	2,684

Balance at December 31, 2007	50,335	503	639,161	477,848	(5,742)	(138,504)	108,720	(15,522)	1,072,206
Net loss	—	—	—	(361,826)	—	—	—	—	(361,826)
Foreign currency translation	—	—	—	—	—	—	(63,045)	—	(63,045)
Adjustments to pension and postretirement liability, net of $14.3 million tax benefit	—	—	—	—	—	—	—	(19,926)	(19,926)

Comprehensive loss									(444,797)
Share repurchase program	—	—	—	—	(1,754)	(68,336)	—	—	(68,336)
Exercise of stock options, net of tax withholding forfeitures	—	—	1,141	—	239	4,900	—	—	6,041
Release of restricted stock, net of tax withholding forfeitures	—	—	(2,225)	—	69	918			(1,307)
Share-based compensation	—	—	14,847	—	—	—	—	—	14,847
Accretion of convertible notes	—	—	1,256	—	—	—	—	—	1,256
Conversion of convertible subordinated debentures	—	—	(68,507)	—	3,344	68,507	—	—	—
Dividends ($0.20 per share)	—	—	31	(9,073)	—	—	—	—	(9,042)

Balance at December 31, 2008	50,335	503	585,704	106,949	(3,844)	(132,515)	45,675	(35,448)	570,868
Net loss	—	—	—	(24,901)	—	—	—	—	(24,901)
Foreign currency translation	—	—	—	—	—	—	12,385	—	12,385
Adjustments to pension and postretirement liability, net of $0.8 million tax benefit	—	—	—	—	—	—	—	(7,998)	(7,998)

Comprehensive loss									(20,514)
Exercise of stock options	—	—	5	—	33	694	—	—	699
Release of restricted stock, net of tax withholding forfeitures	—	—	(4,007)	—	136	3,210	—	—	(797)
Share-based compensation	—	—	10,184	—	—	—	—	—	10,184
Dividends ($0.20 per share)	—	—	31	(9,423)	—	—	—	—	(9,392)

Balance at December 31, 2009	50,335	$503	$591,917	$72,625	(3,675)	$(128,611)	$58,060	$(43,446)	$551,048

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1:	Basis of Presentation

Business Description

Belden Inc. (the Company, Belden, we, us, or our) designs, manufactures, and markets cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics.

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Typically, our fiscal first, second, and third quarter each have ended on the last Sunday falling on or before their respective calendar quarter-end. Beginning in 2010, our fiscal first quarter will end on the Sunday falling closest to 91 days after December 31. Our fiscal second and third quarter will each have 91 days. Our fiscal fourth quarter will end on December 31.

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

Reclassifications

We have made certain reclassifications to the 2008 and 2007 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2009 presentation.

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

Notes to Consolidated Financial Statements — (Continued)

Note 2:	Summary of Significant Accounting Policies

Fair Value Measurement

We use fair value accounting and reporting to specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

As of and during the year ended December 31, 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Notes 8, 9 and 10).

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair values of these cash equivalents as of December 31, 2009 and 2008 were $153.0 million and $130.0 million, respectively, and are based on quoted market prices in active markets.

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them against our gross accounts receivable and gross revenues. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed receivable credits recognized against our gross accounts receivable balance at December 31, 2009 and 2008 totaled $18.0 million and $11.3 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

We evaluate the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense of $1.4 million, $3.2 million and $1.6 million in 2009, 2008, and 2007, respectively.

Inventories and Related Reserves

Inventories are stated at the lower of cost or market. We determine the cost of all raw materials, work-in-process, and finished goods inventories by the first in, first out method. Cost components of inventories include direct labor, applicable production overhead, and amounts paid to suppliers of materials and products as well as freight costs and, when applicable, duty costs to import the materials and products.

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2009 and 2008 totaled $20.5 million and $25.2 million, respectively.

Property, Plant and Equipment

We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from 10 to 40 years for buildings, 5 to 12 years for machinery and equipment, and 5 to 10 years for computer equipment and software. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. We charge maintenance and repairs — both planned major activities and less-costly, ongoing activities — to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives.

We review property, plant and equipment to determine whether an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset (see Note 8).

Intangible Assets

Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, favorable customer contracts, customer relationships, and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill and trademarks. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the estimated useful lives of the related assets ranging from less than one year for backlog to in excess of twenty-five years for certain of our customer relationships.

We evaluate goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. We compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach as reconciled to our

Notes to Consolidated Financial Statements — (Continued)

aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In 2008, we recognized goodwill impairment charges totaling $433.7 million. We did not recognize any goodwill impairment charges in 2009 or 2007. See Note 9 for further discussion.

We also evaluate intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. In 2009 and 2008, we recognized trademark impairment charges totaling $2.7 million and $22.4 million, respectively. We did not recognize any trademark impairment charges in 2007. See Notes 8 and 9 for further discussion.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. In 2009, we recognized impairment charges for amortizable intangible assets totaling $3.6 million. We did not recognize any impairment charges for amortizable intangible assets in 2008 and 2007. See Note 8 for further discussion.

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates, and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. We determine the long-term return on plan assets based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Accrued Sales Rebates

We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2009 and 2008 totaled $19.0 million and $20.5 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

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

We accrue environmental remediation costs on an undiscounted basis, based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We expense environmental compliance costs, which include maintenance and operating costs with respect to ongoing monitoring programs, as incurred. We generally depreciate capitalized environmental costs over a 15-year life. We evaluate the range of potential costs to remediate environmental sites. The ultimate cost of site clean-up is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required clean-up, the availability of alternative clean-up methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites, and other factors.

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

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We charge revisions to these estimates back to revenue in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase customer rebates and price allowance offerings, possibly resulting in an incremental reduction of revenue at the time the rebate or allowance is offered. We recognized rebates, allowances, adjustments, and product returns totaling $118.2 million, $146.7 million, and $109.0 million as deductions to gross revenues in 2009, 2008, and 2007, respectively.

Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance, and other support services. When a sale involves multiple elements, we allocate the proceeds from the arrangement to each respective element based on its VSOE of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value cannot be established, the proceeds from the arrangement are deferred and recognized ratably over the period related to the last delivered

Notes to Consolidated Financial Statements — (Continued)

element. Through December 31, 2009, our Wireless segment did not establish VSOE of fair value of post-contract customer support. As a result, the proceeds and related cost of sales from multiple-element revenue transactions involving post-contract customer support were deferred and recognized ratably over the post-contract customer support period, ranging from one to three years. The following table shows the amount of deferred revenue and cost of sales as of December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(In thousands)

Deferred revenue:
Current	$19,249	$17,507
Long-term	3,481	2,659

Total	22,730	20,166

Deferred cost of sales:
Current	7,119	6,365
Long-term	1,187	905

Total	8,306	7,270

Deferred gross profit
Current	12,130	11,142
Long-term	2,294	1,754

Total	$14,424	$12,896

Pending Adoption of Recent Accounting Pronouncements

In October 2009, the FASB issued an update to existing guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued an update to existing guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We expect to early adopt the new guidance on January 1, 2010. We expect this new guidance will affect revenue recognition for our Wireless segment by significantly decreasing the amount of revenue that is deferred on arrangements with multiple deliverables.

Shipping and Handling Costs

We recognize fees earned on the shipment of product to customers as revenues and recognize costs incurred on the shipment of product to customers as a cost of sales. We recognized certain handling costs, primarily incurred at our distribution centers, totaling $13.0 million as selling, general and administrative (SG&A) expenses in 2007. All handling costs were recognized as cost of sales in 2009 and 2008.

Research and Development Costs

Research and development costs are expensed as incurred.

Notes to Consolidated Financial Statements — (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $13.7 million, $19.0 million, and $16.9 million for 2009, 2008, and 2007, respectively.

Share-Based Compensation

We compensate certain employees with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. We estimate the fair values of certain awards on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on historical price data for our common stock. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable to taxing authorities because of the recognition of revenues and expenses in different periods for income tax purposes than for financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were stand-alone businesses filing separate tax returns. We have determined that substantially all undistributed earnings from our international subsidiaries will not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes has been made on foreign earnings.

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

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for uncertain tax positions when, despite the belief that our tax return positions will more likely than not be sustained upon examination, we believe that certain positions are likely to be challenged and that the full amount of the associated tax benefit may not be realized. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which such determination is made.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the financial statement issuance date of February 26, 2010 for appropriate accounting and disclosure (see Note 23).

Current-Year Adoption of Accounting Pronouncements

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. This guidance states that the purchase method must be used for all business combinations and that an acquirer must be

Notes to Consolidated Financial Statements — (Continued)

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

On January 1, 2009, we adopted changes issued by the FASB to accounting for convertible debt instruments that may be settled in cash upon conversion. These changes affected the accounting for our $110.0 million aggregate principal convertible subordinated debentures that were converted into cash and shares of common stock in 2008 (see Note 12). This guidance requires that we allocate the proceeds from the debt issuance between debt and equity components in a manner that reflects our nonconvertible debt borrowing rate. The equity component reflects the value of the conversion feature of the debentures. This guidance requires retrospective application to all periods presented and does not grandfather existing debt instruments. As such, we have adjusted our prior year financial statements. The cumulative impact of the adjustments as of January 1, 2009 was a $1.7 million decrease to retained earnings with a corresponding increase to additional paid in capital. The following table summarizes the impact of the adjustments to the years ended December 31, 2008 and 2007. The prior year income tax amounts disclosed in Note 13 have also been adjusted.

	Year Ended December 31,
	2008		2007
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted
	(In thousands, except per share amounts)

Interest expense	$(36,660)	$(37,908)	$(27,516)	$(28,966)
Income (loss) before taxes	(367,222)	(368,470)	201,563	200,113
Income tax benefit (expense)	6,195	6,644	(64,440)	(63,918)

Net income (loss)	$(361,027)	$(361,826)	$137,123	$136,195

Basic shares	44,692	44,692	44,877	44,877
Diluted shares	44,692	44,692	50,615	50,615
Basic income (loss) per share	$(8.08)	$(8.10)	$3.06	$3.03
Diluted income (loss) per share	$(8.08)	$(8.10)	$2.73	$2.71

During 2009, we adopted changes issued by the FASB with regard to the accounting for and disclosure of subsequent events. This new guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of this guidance did not have a material impact on our financial statements.

Note 3:	Acquisitions

We acquired Telecast Fiber Systems, Inc. (Telecast) for cash of $20.1 million on December 18, 2009. Telecast is a Massachusetts-based manufacturer of products to connect copper systems to fiber systems, which include audio multiplexers, portable broadcast systems, camera adapters, and transceivers. Its products are designed to meet the growing demand for high bandwidth signal transmission over distances greater than 100 meters in applications where ease and speed of deployment are critical. The results of operations of Telecast have been included in our results of operations from December 18, 2009, and are reported within the Americas segment. The Telecast

Notes to Consolidated Financial Statements — (Continued)

acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31, 2009.

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

Receivables	$9,367
Inventories	6,058
Other current assets	2,328
Deferred taxes	23,970
Property, plant and equipment	1,700
Goodwill	66,666
Other intangible assets	39,240
Other long-lived assets	216

Total assets	$149,545

Accounts payable	$7,630
Accrued liabilities	5,816
Other long-term liabilities	41

Total liabilities	13,487

Net assets	$136,058

The allocation above differs from our preliminary allocation previously disclosed due to the completion in 2009 of a comprehensive study of the availability of the acquired net operating loss carryforwards and resolution of a contingent liability. As a result of these changes, the amount allocated to deferred taxes increased by $14.1 million and the amount allocated to accrued liabilities decreased by $0.6 million, which in total decreased goodwill by $14.7 million.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. None of the goodwill related to the Trapeze acquisition is deductible for tax purposes. Intangible assets related to the acquisition consisted of the following:

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)

Intangible assets subject to amortization:
Developed technologies	$20,100	4.0
Customer relations	11,400	10.0
Backlog	740	0.1

Total intangible assets subject to amortization	32,240

Intangible assets not subject to amortization:
Goodwill	66,666
Trademark	7,000

Total intangible assets not subject to amortization	73,666

Total intangible assets	$105,906

Weighted average amortization period		6.0

During 2007, we completed three acquisitions. We acquired Hirschmann Automation and Control GmbH (Hirschmann) on March 26, 2007, for $258.0 million. Hirschmann has its headquarters in Germany and is a leading supplier of industrial networking solutions and industrial connectivity. The acquisition of Hirschmann enables us to deliver connectivity and networking solutions for demanding industrial environments and large-scale infrastructure projects worldwide. On March 27, 2007, we acquired LTK Wiring Co. Ltd. (LTK), a Hong Kong company, for $214.4 million. LTK is one of the largest manufacturers of electronic cable for the China market. LTK gives us a strong presence in China among OEM customers, including consumer electronics manufacturers. On April 30, 2007, we purchased the assets of Lumberg Automation Components (Lumberg Automation) for $117.6 million. Lumberg Automation has its headquarters in Germany and is a leading supplier of industrial connectors, high performance cord-sets, and fieldbus communication components for factory automation machinery. Lumberg Automation complements the industrial connectivity portfolio of Hirschmann as well as our expertise in signal transmission. The results of operations of each acquisition have been included in our results of operations from their respective acquisition dates. Hirschmann and Lumberg Automation are included primarily in the Europe, Middle East and Africa (EMEA) segment, and LTK is included in the Asia Pacific segment.

Notes to Consolidated Financial Statements — (Continued)

All three 2007 acquisitions were cash transactions and were valued in total at $590.0 million, net of cash acquired and including transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates in 2007 (in thousands).

Receivables	$143,514
Inventories	80,047
Other current assets	11,531
Property, plant and equipment	94,239
Goodwill	372,225
Other intangible assets	88,629
Other long-lived assets	29,014

Total assets	$819,199

Accounts payable	$92,824
Accrued liabilities	50,210
Postretirement benefits	57,274
Deferred income taxes	21,988
Other long-term liabilities	6,926

Total liabilities	229,222

Net assets	$589,977

The allocation above differs from our previously disclosed allocation due to an adjustment in 2009 to severance accruals which decreased accrued liabilities by $6.1 million with a corresponding decrease to goodwill. The change in severance accruals was due to a change in the estimated number of employee terminations and lower severance costs than originally estimated.

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. Intangible assets related to the 2007 acquisitions consisted of the following:

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)

Intangible assets subject to amortization:
Customer relations	$25,103	17.0
Developed technologies	24,739	4.7
Backlog	2,430	0.1

Total intangible assets subject to amortization	52,272

Intangible assets not subject to amortization:
Goodwill	372,225
Trademarks	36,357

Total intangible assets not subject to amortization	408,582

Total intangible assets	$460,854

Weighted average amortization period		10.4

Goodwill of $270.8 million and $101.4 million was assigned to the EMEA segment and Asia Pacific segment, respectively. Approximately $67.0 million of the total goodwill related to the 2007 acquisitions is deductible for tax purposes.

Notes to Consolidated Financial Statements — (Continued)

Trademarks for the 2009, 2008, and 2007 acquisitions have been determined by us to have indefinite lives and are not being amortized, based on our expectation that the trademarked products will generate cash flows for us for an indefinite period. We expect to maintain use of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely. Portions of the goodwill and trademarks associated with the 2008 and 2007 acquisitions were impaired during 2008. See Note 9.

The amortizable intangible assets for the 2009, 2008, and 2007 acquisitions were determined by us to have finite lives. The useful lives for the developed technologies intangible assets were based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period of consumption of the intangible assets. The useful lives for the customer relations intangible assets were based on our forecasts of customer turnover. The useful lives of the backlog intangible assets were based on our estimate of when the ordered items would ship.

The following table reflects the 2008 unaudited pro forma operating results of the Company as if the Trapeze acquisition had been completed as of January 1, 2008. The following table reflects the 2007 unaudited pro forma operating results of the Company as if the Trapeze, Hirschmann, LTK, and Lumberg acquisitions had been completed as of January 1, 2007.

	Years Ended December 31,
	2008	2007
	Unaudited
	(In thousands, except per
	share data)

Revenues	$2,029,667	$2,233,971
Net income (loss)	(380,689)	106,468
Net income (loss) per diluted share	(8.52)	2.12

For purposes of the pro forma disclosures, 2008 includes expenses of $2.7 million ($1.7 million after tax) from the effects of purchase accounting. For 2007, the pro forma disclosures include $18.5 million ($12.1 million after tax) of expenses from the effects of purchase accounting, including inventory cost step-up of $13.8 million that was recognized in cost of sales, amortization of sales backlog intangible assets of $3.2 million, and other charges of $1.5 million. The pro forma information above also reflects interest expense assuming borrowings at the beginning of each respective period of $350.0 million of 7.0% senior subordinated notes and $376.0 million at 5.6% interest under our senior secured credit agreement to finance the acquisitions.

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

In 2009, we made organizational changes to consolidate our North American operations, primarily consisting of consolidating our former Specialty Products and Belden Americas segments. This reorganization resulted in a change in our reported operating segments. We have organized the enterprise around geographic areas except for our wireless business. We now conduct our operations through four reported operating segments — Americas, EMEA, Asia Pacific, and Wireless. We have reclassified prior year segment disclosures to conform to the new segment presentation.

The Americas, EMEA, and Asia Pacific segments design, manufacture, and market cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics. The Wireless segment designs and markets networking products including wireless LAN and location products for use in a variety of markets. We sell the products manufactured by our segments principally through distributors or directly to systems integrators and original equipment manufacturers.

Notes to Consolidated Financial Statements — (Continued)

We evaluate segment performance based on operating income and working capital. Operating income of the segments includes all the ongoing costs of operations, but excludes interest and income taxes. Allocations to or from these segments are not significant. Transactions between the segments are conducted on an arms-length basis. With the exception of unallocated goodwill and tangible assets located at our corporate headquarters, substantially all of our assets are utilized by the segments.

Operating Segment Information

			Asia		Total
Year Ended December 31, 2009	Americas	EMEA	Pacific	Wireless	Segments
	(In thousands)

External customer revenues	$766,569	$345,196	$250,250	$53,247	$1,415,262
Affiliate revenues	43,489	55,256	—	—	98,745
Total revenues	810,058	400,452	250,250	53,247	1,514,007
Depreciation and amortization	(20,331)	(18,115)	(9,259)	(7,038)	(54,743)
Asset impairment	(3,691)	(23,020)	(1,040)	—	(27,751)
Operating income (loss)	117,324	(43,232)	28,794	(28,325)	74,561
Total assets	516,372	461,503	258,325	121,867	1,358,067
Acquisition of property, plant and equipment	14,501	9,364	7,891	511	32,267

			Asia		Total
Year Ended December 31, 2008	Americas	EMEA	Pacific	Wireless	Segments
	(In thousands)

External customer revenues	$1,041,247	$577,672	$373,249	$13,722	$2,005,890
Affiliate revenues	61,568	85,639	111	298	147,616
Total revenues	1,102,815	663,311	373,360	14,020	2,153,506
Depreciation and amortization	(21,794)	(19,748)	(9,080)	(5,512)	(56,134)
Asset impairment	(50,823)	(253,361)	(112,047)	(32,808)	(449,039)
Operating income (loss)	106,893	(218,379)	(66,093)	(54,317)	(231,896)
Total assets	425,895	526,727	273,543	127,236	1,353,401
Acquisition of property, plant and equipment	11,243	10,693	20,702	66	42,704

			Asia	Total
Year Ended December 31, 2007	Americas	EMEA	Pacific	Segments
	(In thousands)

External customer revenues	$1,155,348	$556,765	$320,728	$2,032,841
Affiliate revenues	73,030	62,497	464	135,991
Total revenues	1,228,378	619,262	321,192	2,168,832
Depreciation and amortization	(23,243)	(21,221)	(7,005)	(51,469)
Asset impairment	(1,870)	(1,392)	—	(3,262)
Operating income	210,597	42,360	37,991	290,948
Total assets	618,104	865,349	369,348	1,852,801
Acquisition of property, plant and equipment	32,810	13,254	16,166	62,230

Notes to Consolidated Financial Statements — (Continued)

Total segment operating income (loss) differs from net income (loss) reported in the Consolidated Financial Statements as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Total segment operating income (loss)	$74,561	$(231,896)	$290,948
Corporate expenses	(41,378)	(74,889)	(43,313)
Eliminations	(31,542)	(35,403)	(26,899)

Total operating income (loss)	1,641	(342,188)	220,736
Interest expense	(41,857)	(37,908)	(28,966)
Interest income	1,046	5,300	6,544
Other income	4,756	6,326	1,799
Income tax benefit (expense)	10,909	6,644	(63,918)

Income (loss) from continuing operations	(23,505)	(361,826)	136,195
Loss from discontinued operations, net of tax	(1,396)	—	—

Net income (loss)	$(24,901)	$(361,826)	$136,195

Below are reconciliations of other segment measures to the consolidated totals.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Total segment depreciation and amortization	$(54,743)	$(56,134)	$(51,469)
Corporate depreciation and amortization	(1,114)	(702)	(277)

Total depreciation and amortization	$(55,857)	$(56,836)	$(51,746)

Total segment asset impairment	$(27,751)	$(449,039)	$(3,262)
Corporate asset impairment	—	(27,453)	—

Total asset impairment	$(27,751)	$(476,492)	$(3,262)

Total segment assets	$1,358,067	$1,353,401	$1,852,801
Corporate assets	262,511	304,992	215,591

Total assets	$1,620,578	$1,658,393	$2,068,392

Total segment acquisition of property, plant and equipment	$32,267	$42,704	$62,230
Corporate acquisition of property, plant and equipment	8,110	10,857	1,271

Total acquisition of property, plant and equipment	$40,377	$53,561	$63,501

Notes to Consolidated Financial Statements — (Continued)

Product Group Information

Revenues by major product group were as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cable products	$1,039,541	$1,518,044	$1,679,079
Networking products	231,960	264,880	171,614
Connectivity products	143,761	222,966	182,148

Total revenues	$1,415,262	$2,005,890	$2,032,841

Cable products consist of thousands of different types of cables including copper cables, fiber optic cables, and composite cables.

Networking products include Industrial Ethernet switches and related equipment, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, and load-moment indicators for mobile cranes and other load-bearing equipment. Networking products also include a suite of wireless local area network and location products for use in a variety of markets including the healthcare, education, and enterprise markets.

Connectivity products include both fiber and copper connectors for the enterprise, broadcast, and industrial markets. Connectors are also sold as part of end-to-end structured cabling solutions.

The increase in networking and connectivity products revenue in 2008 compared to 2007 was primarily due to a full year of revenues from the acquisitions in 2007 as well as a partial year of revenues from the 2008 acquisition (see Note 3). In 2008, networking products revenue and connectivity products revenue included $73.3 million and $41.5 million of acquired revenues, respectively.

Geographic Information

The following table identifies revenues by country based on the location of the customer and long-lived assets by country based on physical location.

	United	Canada &	Europe, Africa	Asia
	States	Latin America	& Middle East	Pacific	Total
	(In thousands)

Year ended December 31, 2009
Revenues	$611,134	$167,221	$365,642	$271,265	$1,415,262
Percent of total revenues	43%	12%	26%	19%	100%
Long-lived assets	$133,559	$20,121	$140,610	$68,722	$363,012
Year ended December 31, 2008
Revenues	$842,766	$192,524	$570,115	$400,485	$2,005,890
Percent of total revenues	42%	10%	28%	20%	100%
Long-lived assets	$133,766	$16,223	$154,427	$73,541	$377,957
Year ended December 31, 2007
Revenues	$925,697	$222,207	$548,456	$336,481	$2,032,841
Percent of total revenues	45%	11%	27%	17%	100%
Long-lived assets	$149,373	$47,158	$173,630	$58,438	$428,599

Notes to Consolidated Financial Statements — (Continued)

Major Customer

Revenues generated from sales to Anixter International Inc., primarily in the Americas segment, were $239.7 million (17% of revenue), $329.3 million (16% of revenue), and $336.8 million (17% of revenues) for 2009, 2008, and 2007 respectively.

Note 5:	Discontinued Operations

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. In 2009, we recognized $2.1 million of interest expense ($1.4 million net of tax) related to the uncertain tax positions, which is included in discontinued operations (see Note 13). Due to the utilization of other net operating loss carryforwards from 2005 through 2008, we did not recognize interest expense related to this reserve prior to 2009.

Note 6:	Income (Loss) Per Share

The following table presents the basis of the income (loss) per share computation:

	For The Year Ended December 31,
	2009	2008	2007
	(In thousands)

Numerator for basic income (loss) per share:
Income (loss) from continuing operations	$(23,505)	$(361,826)	$136,195
Loss from discontinued operations	(1,396)	—	—

Net income (loss)	$(24,901)	$(361,826)	$136,195

Numerator for diluted income (loss) per share:
Income (loss) from continuing operations	$(23,505)	$(361,826)	$136,195
Tax-effected interest expense on convertible subordinated debentures	—	—	875

Adjusted income (loss) from continuing operations	(23,505)	(361,826)	137,070
Loss from discontinued operations	(1,396)	—	—

Adjusted net income (loss)	$(24,901)	$(361,826)	$137,070

Denominator:
Denominator for basic income (loss) per share — weighted average shares	46,594	44,692	44,877
Effect of dilutive common stock equivalents	—	—	5,738

Denominator for diluted income (loss) per share — adjusted weighted average shares	46,594	44,692	50,615

For the years ended December 31, 2009, 2008 and 2007, diluted weighted average shares outstanding do not include outstanding equity awards of 3.4 million, 2.8 million and 0.5 million, respectively, because to do so would have been anti-dilutive.

Notes to Consolidated Financial Statements — (Continued)

Note 7:	Inventories

The major classes of inventories were as follows:

	December 31,
	2009	2008
	(In thousands)

Raw materials	$50,973	$62,701
Work-in-process	31,977	45,900
Finished goods	84,689	128,672
Perishable tooling and supplies	4,081	3,946

Gross inventories	171,720	241,219
Obsolescence and other reserves	(20,458)	(25,197)

Net inventories	$151,262	$216,022

Note 8:	Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

	December 31,
	2009	2008
	(in thousands)

Land and land improvements	$37,351	$34,462
Buildings and leasehold improvements	135,678	139,268
Machinery and equipment	387,274	386,002
Computer equipment and software	56,467	47,464
Construction in process	32,710	35,376

Gross property, plant and equipment	649,480	642,572
Accumulated depreciation	(349,894)	(318,003)

Net property, plant and equipment	$299,586	$324,569

Disposals

During 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In addition to retaining a 5% interest in the business, we retained the associated land and building, which we are leasing to the buyer. The lease term is 15 years with a lessee option to renew up to an additional 10 years.

During 2008, we sold our cable assembly operation in the Czech Republic for $8.2 million and recognized no gain or loss on the transaction. We also sold a non-strategic portion of the Hirschmann business and recorded a loss of $2.8 million in the EMEA segment operating results.

We sold and leased back under a normal sale-leaseback certain Americas segment real estate in Mexico during 2008. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years.

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

Notes to Consolidated Financial Statements — (Continued)

We sold and leased back certain EMEA segment real estate in the Netherlands during 2007. The sales price was $10.0 million, and we deferred a gain of $1.6 million. The lease term is five years with an option to renew up to an additional five years. Of the $10.0 million in proceeds, $9.3 million was received in 2007 and $0.7 million was received in 2008.

During 2007, we sold certain Americas segment real estate and equipment in South Carolina, Vermont, and Canada for $20.4 million cash. We recognized an aggregate $0.1 million loss on the disposals of these assets in the Americas segment operating results. We also sold certain Americas segment real estate and equipment in Illinois for $4.2 million cash and recognized a gain of $0.7 million.

Impairment

Prior to the sale of a German cable business in 2009, we determined that certain long-lived assets of that business were impaired. We estimated the fair market value of these assets based upon the terms of the sales agreement and recognized an impairment loss in 2009 of $20.4 million in the operating results of the EMEA segment. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relations intangible assets, respectively. We also recognized impairment losses on property, plant and equipment of $3.7 million, $2.7 million, and $1.0 million in the Americas, EMEA, and Asia Pacific segments, respectively, primarily related to actions taken to implement our Lean Enterprise strategies and corresponding decisions to consolidate capacity and dispose of excess machinery and equipment. The fair values of these assets were based upon quoted prices for identical assets.

During 2008, we recognized an impairment loss of $7.3 million in the operating results of our Americas segment due to the decision to close our manufacturing facility in Manchester, Connecticut. We also recognized impairment losses of $6.9 million and $1.2 million in the operating results of our Americas and EMEA segments, respectively, related to our decision to consolidate capacity and dispose of excess machinery and equipment. We estimated the fair values of the asset groups based upon anticipated net proceeds from their disposals.

During 2007, we determined that certain asset groups in the Americas and EMEA segments were impaired. The asset groups in the Americas segment were impaired because of the cessation of manufacturing at a facility in Canada. The asset group in the EMEA segment was impaired because of product portfolio management and product sourcing actions. We estimated the fair values of the asset groups based upon anticipated net proceeds from their sales and recognized impairment losses of $1.9 million and $1.4 million in the Americas and EMEA segments, respectively.

Depreciation Expense

We recognized depreciation expense of $39.8 million, $41.9 million, and $41.1 million, in 2009, 2008, and 2007, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 9:	Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Goodwill	$313,030	$—	$313,030	$321,478	$—	$321,478

Intangible assets subject to amortization:
Customer relations	$93,145	(17,758)	$75,387	$92,736	(13,074)	$79,662
Developed technology	53,294	(22,103)	31,191	52,100	(13,313)	38,787
Favorable contracts	1,094	(1,094)	—	1,094	(1,094)	—
Backlog	3,628	(3,597)	31	4,613	(4,613)	—

Total intangible assets subject to amortization	151,161	(44,552)	106,609	150,543	(32,094)	118,449
Trademarks	36,404	—	36,404	37,576	—	37,576

Intangible assets	$187,565	$(44,552)	$143,013	$188,119	$(32,094)	$156,025

Segment Allocation of Goodwill and Trademarks

The changes in the carrying amount of goodwill are as follows:

			Asia
	Americas	EMEA	Pacific	Wireless	Corporate	Consolidated
	(In thousands)

Balance at December 31, 2007	$97,202	$307,089	$100,907	$—	$143,684	$648,882
Acquisitions and purchase
accounting adjustments	—	30,822	644	84,188	8,584	124,238
Impairment	(35,509)	(243,460)	(102,774)	(29,541)	(22,453)	(433,737)
Translation impact	—	(19,128)	1,223	—	—	(17,905)

Balance at December 31, 2008	61,693	75,323	—	54,647	129,815	321,478
Acquisitions and purchase
accounting adjustments	11,287	(6,130)	—	(14,743)	—	(9,586)
Translation impact	—	1,138	—	—	—	1,138

Balance at December 31, 2009	$72,980	$70,331	$—	$39,904	$129,815	$313,030

We believe that corporate goodwill benefits the entire Company because it represents acquirer-specific synergies unique to a previous acquisition.

Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amount of trademarks are as follows:

			Asia
	Americas	EMEA	Pacific	Wireless	Consolidated
	(In thousands)

Balance at December 31, 2007	$10,114	$29,462	$14,411	$—	$53,987
Acquisitions	—	—	—	7,000	7,000
Impairment	(1,120)	(8,695)	(9,274)	(3,267)	(22,356)
Translation impact	—	(1,157)	102	—	(1,055)

Balance at December 31, 2008	8,994	19,610	5,239	3,733	37,576
Acquisitions	1,500	—	—	—	1,500
Impairment	—	(2,696)	—	—	(2,696)
Translation impact	—	24	—	—	24

Balance at December 31, 2009	$10,494	$16,938	$5,239	$3,733	$36,404

Impairment

The annual measurement date for our goodwill and trademarks impairment test is fiscal November month-end. Due to equity market conditions at the end of November 2008 and the difference between our market value and book value, the carrying amounts of certain reporting units exceeded their respective fair values resulting in a goodwill impairment charge of $433.7 million. We determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. We did not recognize any goodwill impairment charges in 2009 or 2007.

Similar to the goodwill impairment test, we determined the estimated fair values of our trademarks by calculating the present values of the estimated cash flows attributable to the respective trademarks. In 2009 and 2008, the carrying amounts of certain trademarks exceeded their respective fair values resulting in trademark impairment charges of $2.7 million and $22.4 million, respectively. We did not recognize any trademark impairment charges in 2007.

Amortization Expense

We recognized amortization expense of $16.1 million, $14.9 million, and $10.6 million in 2009, 2008, and 2007, respectively. We expect to recognize annual amortization expense of $16.9 million in 2010, $14.9 million in 2011, $10.1 million in 2012, $5.9 million in 2013, and $5.1 million in 2014.

Note 10:	Other Long-Lived Assets

During 2008, we recognized a $5.0 million impairment of a cost method investment due to the decline in its estimated fair value. The decline in fair value was deemed to be other than temporary based on the investee’s inability to sustain an earnings capacity which would justify the carrying amount of the investment. The carrying value of the cost method investment was zero as of December 31, 2009 and 2008.

Notes to Consolidated Financial Statements — (Continued)

Note 11:	Accrued Liabilities

The carrying value of accrued liabilities was as follows:

	December 31,
	2009	2008
	(In thousands)

Wages, severance and related taxes	$46,786	$72,985
Employee benefits	17,274	25,429
Accrued rebates	19,045	20,496
Deferred revenue	19,249	17,507
Other (individual items less than 5% of total current liabilities)	39,568	44,384

Accrued liabilities	$141,922	$180,801

Global Restructuring

In the fourth quarter of 2008, we announced our decision to streamline our manufacturing, sales, and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. In 2008, we recognized severance costs totaling $26.3 million ($14.1 million in cost of sales and $12.2 million in S&A expenses) related to these restructuring actions. Severance costs of $18.9 million, $4.7 million, $2.1 million, and $0.6 million were recognized by the EMEA segment, Americas segment, Asia Pacific segment, and corporate, respectively. In 2009, we continued to implement our plan to streamline these functions and recognized severance costs primarily in the EMEA segment totaling $28.4 million ($18.2 million in cost of sales; $8.5 million in selling, general and administrative expenses; $1.7 million in research and development). We expect to recognize approximately $2.0 million of additional severance costs in the Americas segment associated with our plan that we announced in July 2009 to close one of our two manufacturing plants in Leominster, Massachusetts.

EMEA Manufacturing Restructuring

In 2008, we finalized certain plans to realign part of our EMEA operations in order to consolidate manufacturing capacity. We recognized $28.9 million of severance and other restructuring costs related to these realignment plans, including $23.9 million that was accounted for through purchase accounting and $5.0 million that was charged to the statement of operations ($4.8 million in SG&A expenses and $0.2 million in cost of sales). In prior years, we announced various decisions to restructure certain EMEA operations in an effort to reduce manufacturing floor space and overhead. From inception of these restructuring actions through December 31, 2009, we have recognized severance costs totaling $38.6 million (including amounts accounted for through purchase accounting). We do not expect to recognize additional costs related to these restructuring actions.

Voluntary Separation Program

In 2007, we announced a voluntary separation program primarily for associates in the United States who were at least 50 years of age and had 10 years of service with the Company and recognized $0.7 million of severance costs ($0.4 million in SG&A expenses and $0.3 million in cost of sales) primarily in the Americas segment. In 2008, we recognized $6.5 million of additional severance costs ($3.5 million in SG&A expenses and $3.0 million in cost of sales) primarily in the Americas segment. We completed this program in 2009.

Notes to Consolidated Financial Statements — (Continued)

The table below sets forth restructuring activity that occurred during the last three years. The balances at each year-end are included in accrued liabilities.

		EMEA	Voluntary
	Global	Manufacturing	Separation
	Restructuring	Restructuring	Program
		(In thousand)

Balance at December 31, 2006	$—	$4,482	$—
New charges:
Special termination benefits	—	—	707
Cash payments	—	(3,932)	—
Foreign currency translation	—	133	—
Other adjustments	—	76	—

Balance at December 31, 2007	—	759	707
New charges:
Ongoing benefits arrangement	26,290	4,986	—
Special termination benefits	—	—	6,479
Purchase accounting severance	—	23,850	—
Cash payments	(2,304)	(6,935)	(5,476)
Foreign currency translation	1,124	1,960	—
Other adjustments	(153)	(263)	(269)

Balance at December 31, 2008	24,957	24,357	1,441
New charges:
Ongoing benefits arrangement	28,389	—	—
Purchase accounting adjustment	—	(6,130)	—
Cash payments	(43,268)	(17,569)	(1,300)
Foreign currency translation	2,795	(201)	—
Other adjustments	(613)	(53)	(141)

Balance at December 31, 2009	$12,260	$404	$—

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other charges in future periods.

Notes to Consolidated Financial Statements — (Continued)

Note 12:	Long-Term Debt and Other Borrowing Arrangements

The carrying values of long-term debt and other borrowing arrangements were as follows:

	December 31,
	2009	2008
	(In thousands)

Senior subordinated notes, face amount of $350,000 due 2017,
contractual interest rate 7.0%, effective interest rate 7.0%	$350,000	$350,000
Senior subordinated notes, face amount of $200,000 due 2019,
contractual interest rate 9.25%, effective interest rate 9.75%	193,942	—
Senior secured credit facility, matures in 2013, interest based on
LIBOR or the prime rate	46,268	240,000

Total debt and other borrowing arrangements	590,210	590,000
Less current maturities	(46,268)	—

Long-term debt and other borrowing arrangements	$543,942	$590,000

Senior Subordinated Notes

In 2009, we issued $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on June 15 and December 15. We used the $193.7 million in net proceeds of this debt offering to repay amounts drawn under our senior secured credit facility.

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

Senior Secured Credit Facility

In the first quarter of 2009, we amended our senior secured credit facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. The amendment also increased the cost of borrowings under the facility by 100 basis points and we incurred $1.5 million of fees that are included in other expense in the Consolidated Statements of Operations. In the third quarter, we further amended the facility to extend the term from January 2011 to January 2013 and to reduce the size from $350.0 million to $250.0 million through January 2011. In January 2011, the size of the facility reduces from $250.0 million to $230.0 million. As of December 31, 2009, we were in compliance with all of the amended covenants of the facility.

At December 31, 2009, there were outstanding borrowings of $46.3 million under the facility at a 3.74% interest rate, and we had $60.4 million in available borrowing capacity. The facility has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States. On February 16, 2010, we made a $46.3 million payment related to the amount drawn under our senior secured credit facility. After this payment, we did not have any outstanding borrowings under the facility.

Notes to Consolidated Financial Statements — (Continued)

Convertible Subordinated Debentures

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

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2009 are as follows (in thousands):

2010	$46,268
2011	—
2012	—
2013	—
2014	—
Thereafter	543,942

$590,210

Note 13:	Income Taxes

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Income (loss) from continuing operations before taxes:
United States operations	$(29,484)	$(96,303)	$93,864
Foreign operations	(4,930)	(272,167)	106,249

	$(34,414)	$(368,470)	$200,113

Income tax expense (benefit):
Currently payable:
United States federal	$3,757	$9,826	$10,960
United States state and local	2,874	1,706	3,165
Foreign	5,881	19,627	25,370

	12,512	31,159	39,495
Deferred:
United States federal	(13,973)	(16,956)	21,163
United States state and local	(360)	1,425	1,227
Foreign	(9,088)	(22,272)	2,033

	(23,421)	(37,803)	24,423

Total income tax expense (benefit)	$(10,909)	$(6,644)	$63,918

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2009	2008	2007

Effective income tax rate reconciliation:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	(4.9)%	0.4%	2.1%
Impact of change in deferred tax asset valuation allowance	(14.3)%	1.0%	(2.9)%
Impact of change in tax contingencies	(7.5)%	(0.3)%	0.6%
Foreign income tax rate differences	21.5%	(6.9)%	(2.7)%
Impact of goodwill impairment charges	0.0%	(28.0)%	0.0%
Other	1.9%	0.6%	(0.2)%

	31.7%	1.8%	31.9%

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted by a tax sharing agreement with Cooper Industries Ltd., our former parent. This tax agreement requires us to pay Cooper most of the tax benefits resulting from basis adjustments arising from an initial public offering on October 6, 1993. The effect of the Cooper tax agreement is to put us in the same financial position we would have been in had there been no increase in the tax basis of our assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for 2009, 2008, and 2007 by $0.0 million, $1.5 million, and $1.5 million, respectively. Included in taxes paid for 2009, 2008, and 2007 were $0.0 million, $1.3 million, and $38.9 million, respectively, paid to Cooper in accordance with the tax agreement.

	December 31,
	2009	2008
	(In thousands)

Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment and intangibles	$(56,052)	$(55,902)

Deferred income tax assets:
Postretirement, pensions, and stock compensation	23,154	28,234
Reserves and accruals	25,299	14,463
Net operating loss and tax credit carryforwards	94,498	80,991
Valuation allowances	(22,698)	(35,350)

	120,253	88,338

Net deferred income tax asset	$64,201	$32,436

	December 31,
	2009			2008
	Current	Noncurrent	Total	Current	Noncurrent	Total
	(In thousands)

Deferred income tax assets	$26,996	$93,257	$120,253	$16,430	$71,908	$88,338
Deferred income tax liabilities	—	(56,052)	(56,052)	—	(55,902)	(55,902)

	$26,996	$37,205	$64,201	$16,430	$16,006	$32,436

In 2009, the change in deferred income tax assets is primarily due to the release of the valuation allowance on the federal portion of the net operating losses assumed in the acquisition of Trapeze as well as the creation of net operating losses in various jurisdictions in Europe and Asia that are expected to be utilized in the future.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, we had $320.5 million of net operating loss carryforwards and $16.0 million of tax credit carryforwards, as adjusted by the Cooper tax agreement. Unless otherwise utilized, net operating loss carryforwards will expire as follows: $0.1 million in 2010, $0.2 million in 2011, $42.7 million between 2012 and 2014, and $194.2 million between 2015 and 2028. Net operating losses with an indefinite carryforward period total $83.3 million. Unless otherwise utilized, tax credit carryforwards of $13.6 million will expire between 2018 and 2028. Tax credit carryforwards with an indefinite carryforward period total $2.4 million.

In 2009, we recorded tax expense of $2.0 million related to a planned distribution of Canadian earnings in 2010. However, undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and accordingly no provision for U.S. income taxes has been provided thereon.

In 2009, we recognized a $3.1 million increase to reserves for uncertain tax positions. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008

Balance at beginning of year	$24,657	$19,828
Additions based on tax positions related to the current year	786	768
Additions for tax positions of prior years	4,331	4,555
Reductions for tax positions of prior years	(1,996)	(494)

Balance at end of year	$27,778	$24,657

The entire balance of unrecognized tax benefits at December 31, 2009 would impact the effective tax rate, if recognized.

As of December 31, 2009, we believe it is reasonably possible that the total amount of unrecognized tax benefits related to several audits may significantly change within the next twelve months. First, we believe that several uncertain positions stemming from an audit by the Canada Revenue Agency of one of our Canadian subsidiaries are likely to be settled in 2010. We estimate the range of reasonably possible tax adjustments related to this audit to be $0.2 million to $3.9 million. Second, we believe that ongoing audits of two of our German subsidiaries by the German tax authorities will likely be concluded in 2010. We estimate the range of reasonably possible tax adjustments related to these audits to be $1.7 million to $2.2 million.

Our practice is to recognize interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses. During 2009, 2008, and 2007 we recognized approximately $2.8 million, $1.2 million, and $0.1 million, respectively, in interest expense and penalties. Of the $2.8 million recognized in 2009, $2.1 million is included in discontinued operations (see Note 5). We have approximately $4.6 million and $1.8 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

Our federal income tax returns for the tax years 2003 and later remain subject to examination by the Internal Revenue Service. Our state income tax returns for the tax years 2004 and later remain subject to examination by various state taxing authorities. Our foreign income tax returns for the tax years 2003 and later remain subject to examination by various foreign taxing authorities.

Note 14:	Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, the United Kingdom, the United States, and certain employees in Germany. We closed the U.S. defined benefit pension plan to new entrants effective January 1, 2010. Employees who are not active participants in the U.S. defined benefit pension plan on December 31, 2009, will not be eligible to participate in the plan. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Notes to Consolidated Financial Statements — (Continued)

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2009, 2008, and 2007 was $6.8 million, $9.1 million, and $8.8 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2009	2008	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$(197,070)	$(229,955)	$(36,599)	$(46,010)
Service cost	(4,949)	(5,577)	(91)	(134)
Interest cost	(12,163)	(12,444)	(2,330)	(2,494)
Participant contributions	(130)	(96)	(17)	(24)
Plan amendments	1,272	(42)	—	—
Actuarial gain (loss)	(19,157)	7,254	(3,772)	3,927
Liability settlements	—	(1,621)	—	—
Foreign currency exchange rate changes	(5,788)	14,377	(3,980)	5,305
Benefits paid	15,037	31,034	2,557	2,831

Benefit obligation, end of year	$(222,948)	$(197,070)	$(44,232)	$(36,599)

	Pension Benefits		Other Benefits
Years Ended December 31,	2009	2008	2009	2008
	(In thousands)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$114,051	$179,060	$—	$—
Actual return on plan assets	22,361	(34,871)	—	—
Employer contributions	17,077	15,903	2,540	2,807
Plan participant contributions	130	96	17	24
Foreign currency exchange rate changes	4,909	(15,103)	—	—
Benefits paid	(15,037)	(31,034)	(2,557)	(2,831)

Fair value of plan assets, end of year	$143,491	$114,051	$—	$—

Funded status, end of year	$(79,457)	$(83,019)	$(44,232)	$(36,599)

	Pension Benefits		Other Benefits
Years Ended December 31,	2009	2008	2009	2008
	(In thousands)

Amounts recongized in the balance sheets:
Prepaid benefit cost	$5,411	$7,796	$—	$—
Accrued benefit liability (current)	(4,411)	(4,355)	(2,944)	(2,803)
Accrued benefit liability (noncurrent)	(80,457)	(86,460)	(41,288)	(33,796)

Net funded status	$(79,457)	$(83,019)	$(44,232)	$(36,599)

Notes to Consolidated Financial Statements — (Continued)

In 2009, the change in benefit obligation for pension plans stems primarily from the use of lower discount rates in 2009 than in 2008.

The accumulated benefit obligation for all defined benefit pension plans was $218.2 million and $193.4 million at December 31, 2009 and 2008, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $185.9 million, $181.4 million, and $101.0 million, respectively, as of December 31, 2009 and $169.3 million, $165.7 million, and $78.5 million, respectively, as of December 31, 2008. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $37.1 million, $36.8 million, and $42.5 million, respectively, as of December 31, 2009, and were $27.8 million, $27.7 million, and $35.6 million, respectively, as of December 31, 2008.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2009	2008	2007	2009	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$4,949	$5,577	$6,348	$91	$134	$418
Interest cost	12,163	12,444	11,804	2,330	2,494	2,409
Expected return on plan assets	(11,455)	(12,150)	(12,266)	—	—	—
Amortization of prior service cost	20	14	14	(203)	(210)	(106)
Curtailment loss (gain)	—	1,674	(2,373)	—	—	(938)
Special termination benefits	—	—	1,104	—	—	—
Net loss recognition	2,293	1,378	2,254	248	685	610

Net periodic benefit cost	$7,970	$8,937	$6,885	$2,466	$3,103	$2,393

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2009	2008	2009	2008

Weighted average assumptions for benefit obligations at year end:
Discount rate	5.4%	6.3%	5.3%	6.8%
Salary increase	4.0%	4.0%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	6.3%	5.9%	6.8%	5.9%
Salary increase	4.0%	3.8%	N/A	N/A
Expected return on assets	7.3%	7.3%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	8.8%	9.3%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2017	2017

Notes to Consolidated Financial Statements — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2009 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)

Effect on total of service and interest cost components	$205	$(175)
Effect on postretirement benefit obligation	$4,182	$(3,526)

Plan assets are invested using a total return investment approach whereby a mix of equity securities and fixed income securities are used to preserve asset values, diversify risk, and achieve our target investment return benchmark. Investment strategies and asset allocations are based on consideration of the plan liabilities, the plan’s funded status, and our financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis.

Plan assets are managed in a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of equity investments is to maximize the long-term real growth of assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns, and provide some protection against a prolonged decline in the market value of equity investments.

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 25% in fixed income securities and 75% in equity securities and for our pension plans where the majority of the participants are in payment or terminated vested status is 75%-80% in fixed income securities and 20%-25% in equity securities. Equity securities include U.S. and international equity, primarily invested through investment funds. Fixed income securities include government securities and investment grade corporate bonds, primarily invested through investment funds and group insurance contracts. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which our plans invest.

The following table presents the fair values of the pension plan assets by asset category.

		Quoted Prices
	Fair Market	in Active	Significant	Significant
	Value at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Asset Category:
Equity securities(a)	$90,392	$—	$90,392	$—
Debt securities(b)	35,441	—	35,441	—
Real estate	—	—	—	—
Other(c)	17,658	36	17,622	—

Total	$143,491	$36	$143,455	$—

(a)	This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of large, medium, and small sized companies, primarily in the U.S. and other developed countries throughout the world. The funds are valued using the net asset value method in which an average of the market prices for the underling investments is used to value the fund.

(b)	This category includes investments in investment funds that invest in U.S. treasuries, other government bonds, and corporate bonds of highly rated companies from diversified industries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(c)	This category includes cash and insurance contracts.

Notes to Consolidated Financial Statements — (Continued)

The plans do not invest in individual securities, all investments are through well diversified investment funds, as such there are no significant concentrations of risk within the plan assets.

The following table reflects the benefits as of December 31, 2009 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as Medicare subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

			Medicare
	Pension	Other	Subsidy
	Plans	Plans	Receipts
	(In thousands)

2010	15,989	3,022	230
2011	15,360	3,084	224
2012	16,759	3,125	217
2013	15,846	3,120	208
2014	14,697	3,044	196
2015-2019	88,122	14,813	773

Total	$166,773	$30,208	$1,848

We anticipate contributing $9.3 million and $2.8 million to our pension and other postretirement plans, respectively, during 2010.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefits cost at December 31, 2009, the changes in these amounts during the year ended December 31, 2009, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2010 are as follows.

	Pension	Other
	Benefits	Benefits
	(In thousands)

Components of accumulated other comprehensive income:
Net actuarial loss	$62,917	$7,879
Net prior service cost (credit)	(810)	(777)

	$62,107	$7,102

Notes to Consolidated Financial Statements — (Continued)

	Pension	Other
	Benefits	Benefits
	(In thousands)

Changes in accumulated other comprehensive income:
Net actuarial loss, beginning of year	$56,410	$4,436
Amortization cost	(2,293)	(248)
Liability loss	19,157	3,772
Asset gain	(10,906)	—
Currency impact	549	(81)

Net actuarial loss, end of year	$62,917	$7,879

Prior service cost, beginning of year	$477	$(876)
Amortization cost	(20)	203
Plan amendment	(1,272)	—
Currency impact	5	(104)

Prior service cost, end of year	$(810)	$(777)

	Pension	Other
	Benefits	Benefits
	(In thousands)

Expected 2010 amortization:
Amortization of prior service cost	$(129)	$(193)
Amortization of net losses	4,578	444

	$4,449	$251

Note 15:	Share-Based Compensation

Compensation cost charged against income, primarily SG&A expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Total share-based compensation cost	$11,748	$13,568	$10,562
Income tax benefit	3,536	4,803	3,919

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. We grant SARs and stock options with an exercise price equal to the market price of our common stock on the grant date. Generally, SARs and stock options may be converted into shares of our common stock in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting if there is a change in control of the Company. Restricted stock units with service conditions generally vest 3 or 5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions vest 50% on the second anniversary of their grant date and 50% on the third anniversary.

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

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except weighted
	average fair value and assumptions)

Weighted-average fair value of SARs and options granted	$6.38	$15.56	$21.75
Total intrinsic value of SARs converted and options exercised	128	3,377	23,112
Cash received for options exercised	699	6,103	32,335
Tax benefit (deficiency) related to share-based compensation	(1,564)	1,279	8,533
Weighted-average fair value of restricted stock shares and units granted	13.80	33.10	44.67
Total fair value of restricted stock shares and units vested	7,318	3,541	434
Expected volatility	48.44%	37.21%	37.85%
Expected term (in years)	6.1	6.1	6.2
Risk-free rate	2.21%	3.11%	4.71%
Dividend yield	1.50%	0.51%	0.41%

	SARs and Stock Options				Restricted Shares
			Weighted-		and Units
		Weighted-	Average			Weighted-
		Average	Remaining	Aggregate		Average
		Exercise	Contractual	Intrinsic		Grant-Date
	Number	Price	Term	Value	Number	Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)

Outstanding at January 1, 2009	2,231	$31.48			578	$30.90
Granted	871	11.92			614	15.32
Exercised or converted	(33)	21.29			(216)	33.78
Forfeited or expired	(302)	33.73			(242)	18.47

Outstanding at December 31, 2009	2,767	$25.21	6.9	$9,437	734	$21.11

Vested or expected to vest at December 31, 2009	2,688	$25.39	6.9	$8,819
Exercisable or convertible at December 31, 2009	1,426	26.48	5.3	1,578

At December 31, 2009, the total unrecognized compensation cost related to all nonvested awards was $12.9 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Operating lease expense incurred primarily for office space, machinery and equipment was $22.8 million, $27.1 million, and $19.6 million in 2009, 2008, and 2007, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2009 are as follows (in thousands):

2010	$13,584
2011	10,682
2012	9,083
2013	6,684
2014	5,914
Thereafter	25,140

$71,087

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 18:	Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers constitute in aggregate approximately 34%, 32%, and 34% of revenues in 2009, 2008, and 2007, respectively.

Unconditional Copper Purchase Obligations

At December 31, 2009, we were committed to purchase approximately 1.6 million pounds of copper at an aggregate cost of $4.7 million. At December 31, 2009, the fixed cost of this purchase was $0.5 million under the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. These commitments will mature in 2010.

Labor

Approximately 12% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 9% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2010.

Notes to Consolidated Financial Statements — (Continued)

International Operations

The carrying amounts of net assets belonging to our international operations were as follows:

	December 31,
	2009	2008
	(In thousands)

Canada and Latin America	$85,239	$89,270
Europe, Africa and Middle East	21,119	133,557
Asia Pacific	208,497	142,689

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2009 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2009 was $590.2 million. The fair value of our debt instruments at December 31, 2009 was approximately $598.4 million based on sales prices of the debt instruments from recent trading activity. Included in this amount are estimated fair values of $340.8 million and $211.3 million of senior subordinated notes with respective face values of $350.0 million and $200.0 million, and an estimated $46.3 million fair value of borrowings under our senior secured credit facility.

Note 19:	Contingent Liabilities

General

Various claims are asserted against us in the ordinary course of business including those pertaining to income tax examinations, product liability, customer, employment, vendor, and patent matters. Based on facts currently available, management believes that the disposition of the claims that are pending or asserted will not have a materially adverse effect on our financial position, operating results, or cash flow.

Letters of Credit, Guarantees and Bonds

At December 31, 2009, we were party to unused standby letters of credit and unused bank guarantees totaling $10.0 million and $8.7 million, respectively. We also maintain bonds totaling $1.6 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, and the importation of product into the United States and Canada.

Note 20:	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Income tax refunds received	$6,840	$1,997	$1,968
Income taxes paid	(11,227)	(54,025)	(55,898)
Interest paid, net of amount capitalized	(37,923)	(32,281)	(21,740)

Note 21:	Share Repurchases

In 2007, the Board of Directors authorized the Company to repurchase up to $100.0 million of common stock in the open market or in privately negotiated transactions. From the inception of the share repurchase program in August 2007 through its completion in 2008, we repurchased a total of 2,430,594 shares of our common stock at an aggregate cost of $100.0 million, an average price per share of $41.14.

Notes to Consolidated Financial Statements — (Continued)

Note 22:	Quarterly Operating Results (Unaudited)

2009	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)

Number of days in quarter	88	91	91	95	365
Revenues	$328,512	$343,821	$355,159	$387,770	$1,415,262
Gross profit	84,193	108,518	108,073	112,414	413,198
Operating income (loss)	(37,647)	4,269	18,440	16,579	1,641
Income (loss) from continuing operations	(32,454)	(4,886)	(7,476)	21,311	(23,505)
Loss from discontinued operations, net of tax	—	—	—	(1,396)	(1,396)
Net income (loss)	(32,454)	(4,886)	(7,476)	19,915	(24,901)
Basic income (loss) per share
Continuing operations	$(0.70)	$(0.10)	$(0.16)	$0.46	$(0.50)
Discontinued operations	—	—	—	(0.03)	(0.03)

Net income (loss)	$(0.70)	$(0.10)	$(0.16)	$0.43	$(0.53)

Diluted income (loss) per share
Continuing operations	$(0.70)	$(0.10)	$(0.16)	$0.45	$(0.50)
Discontinued operations	—	—	—	(0.03)	(0.03)

Net income (loss)	$(0.70)	$(0.10)	$(0.16)	$0.42	$(0.53)

2008	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)

Number of days in quarter	90	91	91	94	366
Revenues	$511,826	$556,303	$520,494	$417,267	$2,005,890
Gross profit	145,817	166,473	153,652	97,740	563,682
Operating income (loss)	26,598	65,858	47,738	(482,382)	(342,188)
Income (loss) from continuing operations	12,885	41,805	31,534	(448,050)	(361,826)
Net income (loss)	12,885	41,805	31,534	(448,050)	(361,826)
Basic net income (loss) per share	$0.29	$0.96	$0.71	$(9.64)	$(8.10)
Diluted net income (loss) per share	$0.27	$0.88	$0.67	$(9.64)	$(8.10)

Included in the first quarter, second quarter, and fourth quarter of 2009 are asset impairment charges of $24.7 million, $1.5 million, and $1.6 million, respectively. Included in the first quarter, third quarter, and fourth quarter of 2008 are goodwill and other asset impairment charges of $11.5 million, $0.8 million, and $464.2 million, respectively.

Note 23:	Subsequent Event

On February 16, 2010, we made a $46.3 million payment related to the amount drawn under our senior secured credit facility. After this payment, we did not have any outstanding borrowings under the facility.

Notes to Consolidated Financial Statements — (Continued)

Note 24:	Supplemental Guarantor Information

As of December 31, 2009, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries, and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$49,878	$8,977	$250,024	$—	$308,879
Receivables, net	21	69,444	172,680	—	242,145
Inventories, net	—	86,960	64,302	—	151,262
Deferred income taxes	—	22,188	4,808	—	26,996
Other current assets	5,179	13,825	16,032	—	35,036

Total current assets	55,078	201,394	507,846	—	764,318
Property, plant and equipment, less accumulated depreciation	—	120,655	178,931	—	299,586
Goodwill	—	242,699	70,331	—	313,030
Intangible assets, less accumulated amortization	—	82,129	60,884	—	143,013
Deferred income taxes	—	16,436	20,769	—	37,205
Other long-lived assets	14,154	3,054	46,218	—	63,426
Investment in subsidiaries	853,555	321,200	—	(1,174,755)	—

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$59,846	$109,917	$—	$169,763
Accrued liabilities	15,552	57,423	68,947	—	141,922
Current maturities of long-term debt	46,268	—	—	—	46,268

Total current liabilities	61,820	117,269	178,864	—	357,953
Long-term debt	543,942	—	—	—	543,942
Postretirement benefits	—	35,000	86,745	—	121,745
Other long-term liabilities	27,636	9,581	8,673	—	45,890
Intercompany accounts	238,152	(527,873)	289,721	—	—
Total stockholders’ equity	51,237	1,353,590	320,976	(1,174,755)	551,048

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cadi equivalents	$130	$57,522	$169,761	$—	$227,413
Receivables, net	—	83,923	208,313	—	292,236
Inventories, net	—	110,018	106,004	—	216,022
Deferred income taxes	—	7,963	8,467	—	16,430
Other current assets	1,782	7,133	25,911	—	34,826

				—
Total current assets	1,912	266,559	518,456	—	786,927
Property, plant and equipment, less accumulated depreciation	—	123,530	201,039	—	324,569
Goodwill	—	243,233	78,245	—	321,478
Intangible assets, less accumulated amortization	—	83,586	72,439	—	156,025
Deferred income taxes	—	16,235	(229)	—	16,006
Other long-lived assets	7,753	2,323	43,312	—	53,388
Investment in subsidiaries	838,088	362,329	—	(1,200,417)	—

	$847,753	$1,097,795	$913,262	$(1,200,417)	$1,658,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$49,738	$111,006	$—	$160,744
Accrued liabilities	12,723	56,290	111,788	—	180,801

Total current liabilities	12,723	106,028	222,794	—	341,545
Long-term debt	590,000	—	—	—	590,000
Postretirement benefits	—	49,561	70,695	—	120,256
Other long-term liabilities	24,091	5,807	5,826	—	35,724
Intercompany accounts	130,852	(386,116)	255,264	—	—
Total stockholders’ equity	90,087	1,322,515	358,683	(1,200,417)	570,868

	$847,753	$1,097,795	$913,262	$(1,200,417)	$1,658,393

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Operations

	Year Ended December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$735,243	$835,322	$(155,303)	$1,415,262
Cost of sales	—	(508,383)	(648,984)	155,303	(1,002,064)

Cross profit	—	226,860	186,338	—	413,198
Selling, general and administrative expenses	(385)	(151,324)	(137,963)	—	(289,672)
Research and development	—	(30,052)	(30,818)	—	(60,870)
Amortization of intangibles	—	(8,217)	(7,863)	—	(16,080)
Loss on sale of assets	—	—	(17,184)	—	(17,184)
Goodwill and other asset impairment	—	(4,343)	(23,408)	—	(27,751)

Operating income (loss)	(385)	32,924	(30,898)	—	1,641
Interest expense	(41,684)	301	(474)	—	(41,857)
Interest income	137	120	789	—	1,046
Other income	(1,541)	—	6,297	—	4,756
Intercompany income (expense)	12,203	(12,115)	(88)	—	—
Income (loss) from equity investment in subsidiaries	(4,616)	(21,167)	—	25,783	—

Income (loss) from continuing operations before taxes	(35,886)	63	(24,374)	25,783	(34,414)
Income tax benefit (expense)	12,381	(4,679)	3,207	—	10,909

Income (loss) from continuing operations	(23,505)	(4,616)	(21,167)	25,783	(23,505)
Loss from discontinued operations, net of tax	(1,396)	—	—	—	(1,396)

Net income (loss)	$(24,901)	$(4,616)	$(21,167)	$25,783	$(24,901)

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$973,255	$1,239,693	$(207,058)	$2,005,890
Cost of sales	—	(711,501)	(937,765)	207,058	(1,442,208)

Gross profit	—	261,754	301,928	—	563,682
Selling, general and administrative expenses	(267)	(159,847)	(202,008)	—	(362,122)
Research and development	—	(15,432)	(34,657)	—	(50,089)
Amortization of intangibles	—	(5,513)	(7,927)	—	(13,440)
Loss on sale of assets	—	—	(3,727)	—	(3,727)
Goodwill and other asset impairment	—	(117,308)	(359,184)	—	(476,492)

Operating income (loss)	(267)	(36,346)	(305,575)	—	(342,188)
Interest expense	(36,073)	29	(1,864)	—	(37,908)
Interest income	—	445	4,855	—	5,300
Other income	—	—	6,326	—	6,326
Intercompany income (expense)	13,037	(20,054)	7,017	—	—
Income (loss) from equity investment in subsidiaries	(347,358)	(284,960)	—	632,318	—

Income (loss) from continuing operations before taxes	(370,661)	(340,886)	(289,241)	632,318	(368,470)
Income tax benefit (expense)	8,835	(6,472)	4,281	—	6,644

Net income (loss)	$(361,826)	$(347,358)	$(284,960)	$632,318	$(361,826)

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$1,057,939	$1,226,602	$(251,700)	$2,032,841
Cost of sales	—	(787,152)	(936,019)	251,700	(1,471,471)

Gross profit	—	270,787	290,583	—	561,370
Selling, general and administrative expenses	(969)	(151,935)	(164,577)	—	(317,481)
Research and development	—	(603)	(17,240)	—	(17,843)
Amortization of intangibles	—	(2,259)	(8,345)	—	(10,604)
Gain on sale of assets	—	716	7,840	—	8,556
Goodwill and other asset impairment	—	—	(3,262)	—	(3,262)

Operating income (loss)	(969)	116,706	104,999	—	220,736
Interest expense	(28,917)	(110)	61	—	(28,966)
Interest income	—	2,827	3,717	—	6,544
Other income (expense)	—	(2,016)	3,815	—	1,799
Intercompany income (expense)	15,171	(11,006)	(4,165)	—	—
Income (loss) from equity investment in subsidiaries	145,745	81,006	—	(226,751)	—

Income (loss) before taxes	131,030	187,407	108,427	(226,751)	200,113
Income tax benefit (expense)	5,165	(41,662)	(27,421)	—	(63,918)

Net income (loss)	$136,195	$145,745	$81,006	$(226,751)	$136,195

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Cash Flow Statements

	Year Ended December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
	(In thousands)

Net cash provided by (used for) operating activities	$111,990	$(48,814)	$88,634	$151,810
Cash flows from investing activities:
Capital expenditures	—	(20,725)	(19,652)	(40,377)
Cash used to invest in or acquire businesses	(20,110)	—	(593)	(20,703)
Proceeds from disposal of tangible assets	—	910	1,121	2,031

Net cash used for investing activities	(20,110)	(19,815)	(19,124)	(59,049)
Cash flows from financing activities:
Borrowings under credit arrangements	193,732	—	—	193,732
Payments under borrowing arrangements	(193,732)	—	—	(193,732)
Debt issuance costs paid	(11,810)			(11,810)
Cash dividends paid	(9,373)	—	—	(9,373)
Tax deficiency related to share-based payments	(1,564)	—	—	(1,564)
Proceeds from exercises of stock options	699	—	—	699
Intercompany capital contributions	(20,084)	20,084	—	—

Net cash provided by (used for) financing activities	(42,132)	20,084	—	(22,048)
Effect of currency exchange rate changes
on cash and cash equivalents	—	—	10,753	10,753

Increase (decrease) in cash and cash equivalents	49,748	(48,545)	80,263	81,466
Cash and cash equivalents, beginning of year	130	57,522	169,761	227,413

Cash and cash equivalents, end of year	$49,878	$8,977	$250,024	$308,879

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
	(In thousands)

Net cash provided by (used for) operating activities	$206,284	$(64,730)	$32,320	$173,874
Cash flows from investing activities:
Capital expenditures	—	(19,607)	(33,954)	(53,561)
Cash used to invest in or acquire businesses	(136,032)	(3,009)	(8,343)	(147,384)
Proceeds from disposal of tangible assets	—	679	40,219	40,898

Net cash used for investing activities	(136,032)	(21,937)	(2,078)	(160,047)
Cash flows from financing activities:
Borrowings under credit arrangements	240,000	—	—	240,000
Payments under borrowing arrangements	(110,000)	—	—	(110,000)
Cash dividends paid	(8,926)	—	—	(8,926)
Tax benefit related to share-based payments	1,279	—	—	1,279
Proceeds from exercises of stock options	6,103	—	—	6,103
Payments under share repurchase program	(68,336)	—	—	(68,336)
Intercompany capital contributions	(130,242)	130,242	—	—

Net cash provided by (used for) financing activities	(70,122)	130,242	—	60,120
Effect of currency exchange rate changes
on cash and cash equivalents	—	—	(6,498)	(6,498)

Increase in cash and cash equivalents	130	43,575	23,744	67,449
Cash and cash equivalents, beginning of year	—	13,947	146,017	159,964

Cash and cash equivalents, end of year	$130	$57,522	$169,761	$227,413

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
	(In thousands)

Net cash provided by (used for) operating activities	$(224,116)	$235,598	$194,074	$205,556
Cash flows from investing activities:
Capital expenditures	—	(33,668)	(29,833)	(63,501)
Cash used to invest in or acquire businesses	—	—	(589,816)	(589,816)
Proceeds from disposal of tangible assets	—	11,023	49,159	60,182
Cash provided by other investing activities	—	—	2,911	2,911

Net cash used for investing activities	—	(22,645)	(567,579)	(590,224)
Cash flows from financing activities:
Borrowings under credit arrangements	566,000	—	—	566,000
Payments under borrowing arrangements	(216,000)	(62,000)	—	(278,000)
Debt issuance costs	(11,070)	—	—	(11,070)
Cash dividends paid	(9,026)	—	—	(9,026)
Tax benefit related to share-based payments	8,533	—	—	8,533
Proceeds from exercises of stock options	32,335	—	—	32,335
Payments under share repurchase program	(31,664)	—	—	(31,664)
Intercompany capital contributions	(114,992)	(273,619)	388,611	—

Net cash provided by (used for) financing activities	224,116	(335,619)	388,611	277,108
Effect of currency exchange rate changes
on cash and cash equivalents	—	—	13,373	13,373

Increase (decrease) in cash and cash equivalents	—	(122,666)	28,479	(94,187)
Cash and cash equivalents, beginning of year	—	136,613	117,538	254,151

Cash and cash equivalents, end of year	$—	$13,947	$146,017	$159,964

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belden Inc.

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Belden Inc., and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Proposal to Be Voted On — Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Board Structure and Compensation” (opening paragraph and table), “Board Structure and Compensation — Audit Committee,” “Stock Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board Structure and Compensation — Corporate Governance” and the answer to “May I propose actions for consideration at next year’s annual meeting of stockholders or nominate individuals to serve as directors?”, as described in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to “Executive Compensation,” “Director Compensation” and “Board Structure and Compensation — Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information on December 31, 2009” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Board Structure and Compensation — Related Party Transactions” and “Board Structure and Compensation” (paragraph following the table) as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to “Board Structure and Compensation — Fees to Independent Registered Public Accountants for 2009 and 2008” and “Board Structure and Compensation — Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestures/	Charge		Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Recoveries	Movement	Balance
	(In thousands)

Accounts Receivable — Allowance for Doubtful Accounts:
2009	$4,898	$1,546	$69	$(2,824)	$(151)	$52	3,590
2008	3,893	3,498	549	(2,644)	(304)	(94)	4,898
2007	2,637	1,715	1,468	(2,077)	(142)	292	3,893
Inventories — Obsolescence and Other Valuation Allowances:
2009	$25,197	$4,550	$(865)	$(8,696)	$—	$272	$20,458
2008	19,529	12,994	2,274	(9,035)	—	(565)	25,197
2007	15,187	4,802	9,973	(11,907)	—	1,474	19,529
Deferred Income Tax Asset — Valuation Allowance:
2009	$35,350	$6,557	$(14,102)	$(5,173)	$(1,279)	$1,345	22,698
2008	12,585	691	30,513	(527)	(8,282)	370	35,350
2007	20,073	—	—	(555)	(6,933)	—	12,585

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3. Exhibits The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit		reference are Company (Belden Inc.) filings unless
Number	Description of Exhibit	noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1
3.2	Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1
4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1
4.5		Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1
4.6		Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4
10	.5*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.6*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.7*	Form of June 11, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.18
10	.8*	Form of April 23, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.19
10	.9*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.10*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I
10	.11*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.12*	Form of Restricted Stock Grant	December 16, 2002 Form 10-Q, Exhibit 10.22; November 15, 2004 Form 10-Q, Exhibit 10.20; May 19, 2005 Form 8-K, Exhibit 10.01
10	.13*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.14*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16
10	.15*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17
10	.16*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18
10	.17*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4
10	.18*	Belden Inc. Annual Cash Incentive Plan, as amended	Filed herewith
10	.19*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.20*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.21*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.22*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.23*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.24*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1
10	.25*	Amended and Restated Executive Employment Agreement with Gray Benoist	December 22, 2008 Form 8-K, Exhibit 10.
10	.26*	Executive Employment Agreement with Richard Kirschner	August 3, 2007 Form 10-Q, Exhibit 10.2
10	.27*	Employment Agreement with Wolfgang Babel, with First Amendment	February 29, 2008 Form 10-K, Exhibit 10.38, November 7, 2008 Form 10-Q, Exhibit 10.1
10	.28*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1
10	.29*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2
10	.30*	Amended and Restated Executive Employment Agreement with Stephen H. Johnson	February 27, 2009 Form 10-K, Exhibit 10.35
10	.31*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36
10	.32*	Amended and Restated Executive Employment Agreement with Louis Pace	February 27, 2009 Form 10-K, Exhibit 10.37
10	.33*	Amended and Restated Executive Employment Agreement with Cathy O. Staples	February 27, 2009 Form 10-K, Exhibit 10.38
10	.34*	Amended and Restated Executive Employment Agreement with Denis Suggs	February 27, 2009 Form 10-K, Exhibit 10.39
10	.35*	Severance Agreement with Naresh Kumra	February 27, 2009 Form 10-K, Exhibit 10.40
10	.36*	Executive Employment Agreement with Henk Derksen	Filed herewith
10	.37*	Form of Indemnification Agreement with each of the Directors and Wolfgang Babel, Gray Benoist, Steven Biegacki, Kevin Bloomfield, Henk Derksen, Stephen Johnson, Naresh Kumra, John Norman, Cathy Staples, John Stroup and Denis Suggs	March 1, 2007 10-K, Exhibit 10.39
10	.38*	Separation of Employment Agreement-Retirement with D. Larrie Rose	February 29, 2008 Form 10-K, Exhibit 10.36
10	.39*	Separation of Employment Agreement with Peter Sheehan	February 29, 2008 Form 10-K, Exhibit 10.37
10	.40*	Separation of Employment Agreement with Louis Pace	February 27, 2009 Form 10-K, Exhibit 10.45
10.41		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1
10.42		Credit Agreement Consent	November 3, 2006 Form 10-Q, Exhibit 10.4
10.43		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.44		Second Amendment to Credit Agreement	December 26, 2007 8-K, Exhibit 10.1

The filings referenced for incorporation by
Exhibit		reference are Company (Belden Inc.) filings unless
Number	Description of Exhibit	noted to be those of Belden 1993 Inc.

10.45	Wachovia Commitment Letter	February 8, 2007 Form 8-K, Exhibit 10.1
10.46	Third Amendment to Credit Agreement	March 30, 2009 Form 8-K, Exhibit 10.1
10.47	Fourth Amendment to Credit Agreement	June 29, 2009 Form 8-K, Exhibit 10.3
10.48	Registration Rights Agreement relating to 9.25% Senior Subordinated Notes	June 29, 2009 Form 8-K, Exhibit 10.2
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
14.1	Code of Ethics	August 25, 2008 Form 8-K, Exhibit 14.1.
21.1	List of Subsidiaries of Belden Inc.	Filed herewith.
23.1	Consent of Ernst & Young LLP	Filed herewith.
24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith.

*	Management contract or compensatory plan

Copies of the above Exhibits are available to shareholders at a charge of $0.25 per page, minimum order of $10.00. Direct requests to:

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP John S. Stroup	President, Chief Executive Officer and Director	February 26, 2010
/s/ GRAY G. BENOIST Gray G. Benoist	Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer	February 26, 2010
/s/ BRYAN C. CRESSEY* Bryan C. Cressey	Chairman of the Board and Director	February 26, 2010
/s/ DAVID ALDRICH* David Aldrich	Director	February 26, 2010
/s/ LORNE D. BAIN* Lorne D. Bain	Director	February 26, 2010
/s/ LANCE BALK* Lance Balk	Director	February 26, 2010
/s/ JUDY L. BROWN* Judy L. Brown	Director	February 26, 2010
/s/ GLENN KALNASY* Glenn Kalnasy	Director	February 26, 2010
/s/ MARY S. MCLEOD* Mary S. McLeod	Director	February 26, 2010
/s/ JOHN M. MONTER* John M. Monter	Director	February 26, 2010
/s/ BERNARD G. RETHORE* Bernard G. Rethore	Director	February 26, 2010
/s/ JOHN S. STROUP *By John S. Stroup, Attorney-in-fact

INDEX TO EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

3.1		Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1
3.2		Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1
4.1		Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1
4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1
4.5		Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1
4.6		Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4
10	.5*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.6*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.7*	Form of June 11, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.18
10	.8*	Form of April 23, 1999 Stock Option Grant	October 27, 1999 Form 10-K, Exhibit 10.19
10	.9*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.10*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I
10	.11*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.12*	Form of Restricted Stock Grant	December 16, 2002 Form 10-Q, Exhibit 10.22; November 15, 2004 Form 10-Q, Exhibit 10.20; May 19, 2005 Form 8-K, Exhibit 10.01
10	.13*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.14*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16
10	.15*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17
10	.16*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18
10	.17*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.18*	Belden Inc. Annual Cash Incentive Plan, as amended	Filed herewith
10	.19*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.20*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50
10	.21*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.22*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.23*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.24*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1
10	.25*	Amended and Restated Executive Employment Agreement with Gray Benoist	December 22, 2008 Form 8-K, Exhibit 10.
10	.26*	Executive Employment Agreement with Richard Kirschner	August 3, 2007 Form 10-Q, Exhibit 10.2
10	.27*	Employment Agreement with Wolfgang Babel, with First Amendment	February 29, 2008 Form 10-K, Exhibit 10.38, November 7, 2008 Form 10-Q, Exhibit 10.1
10	.28*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1
10	.29*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2
10	.30*	Amended and Restated Executive Employment Agreement with Stephen H. Johnson	February 27, 2009 Form 10-K, Exhibit 10.35
10	.31*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36
10	.32*	Amended and Restated Executive Employment Agreement with Louis Pace	February 27, 2009 Form 10-K, Exhibit 10.37
10	.33*	Amended and Restated Executive Employment Agreement with Cathy O. Staples	February 27, 2009 Form 10-K, Exhibit 10.38
10	.34*	Amended and Restated Executive Employment Agreement with Denis Suggs	February 27, 2009 Form 10-K, Exhibit 10.39
10	.35*	Severance Agreement with Naresh Kumra	February 27, 2009 Form 10-K, Exhibit 10.40
10	.36*	Executive Employment Agreement with Henk Derksen	Filed herewith
10	.37*	Form of Indemnification Agreement with each of the Directors and Wolfgang Babel, Gray Benoist, Steven Biegacki, Kevin Bloomfield, Henk Derksen, Stephen Johnson, Naresh Kumra, John Norman, Cathy Staples, John Stroup and Denis Suggs	March 1, 2007 10-K, Exhibit 10.39
10	.38*	Separation of Employment Agreement-Retirement with D. Larrie Rose	February 29, 2008 Form 10-K, Exhibit 10.36

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.39*	Separation of Employment Agreement with Peter Sheehan	February 29, 2008 Form 10-K, Exhibit 10.37
10	.40*	Separation of Employment Agreement with Louis Pace	February 27, 2009 Form 10-K, Exhibit 10.45
10.41		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1
10.42		Credit Agreement Consent	November 3, 2006 Form 10-Q, Exhibit 10.4
10.43		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.44		Second Amendment to Credit Agreement	December 26, 2007 8-K, Exhibit 10.1
10.45		Wachovia Commitment Letter	February 8, 2007 Form 8-K, Exhibit 10.1
10.46		Third Amendment to Credit Agreement	March 30, 2009 Form 8-K, Exhibit 10.1
10.47		Fourth Amendment to Credit Agreement	June 29, 2009 Form 8-K, Exhibit 10.3
10.48		Registration Rights Agreement relating to 9.25% Senior Subordinated Notes	June 29, 2009 Form 8-K, Exhibit 10.2
12.1		Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
14.1		Code of Ethics	August 25, 2008 Form 8-K, Exhibit 14.1.
21.1		List of Subsidiaries of Belden Inc.	Filed herewith.
23.1		Consent of Ernst & Young LLP	Filed herewith.
24.1		Powers of Attorney from Members of the Board of Directors	Filed herewith.
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith.
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 1350 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 1350 Certification of the Chief Financial Officer	Filed herewith.