Form 10-Q
period 2010-04-04
BELDEN INC.
filed 2010-05-12
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
As of May 10, 2010, the Registrant had 46,754,845 outstanding shares of common stock.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	April 4,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$238,883	$308,879
Receivables, net	258,061	242,145
Inventories, net	160,675	151,262
Deferred income taxes	26,687	26,996
Other current assets	32,639	35,036

Total current assets	716,945	764,318

Property, plant and equipment, less accumulated depreciation	289,139	299,586
Goodwill	308,616	313,030
Intangible assets, less accumulated amortization	136,046	143,013
Deferred income taxes	36,190	37,205
Other long-lived assets	63,715	63,426

	$1,550,651	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186,541	$169,763
Accrued liabilities	120,303	141,922
Current maturities of long-term debt	—	46,268

Total current liabilities	306,844	357,953

Long-term debt	544,048	543,942
Postretirement benefits	114,607	121,745
Other long-term liabilities	43,884	45,890
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	593,067	591,917
Retained earnings	81,993	72,625
Accumulated other comprehensive income (loss)	(7,492)	14,614
Treasury stock	(126,803)	(128,611)

Total stockholders’ equity	541,268	551,048

	$1,550,651	$1,620,578

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands, except per share amounts)
Revenues	$400,349	$328,512
Cost of sales	(281,941)	(244,319)

Gross profit	118,408	84,193
Selling, general and administrative expenses	(73,860)	(76,697)
Research and development	(14,797)	(16,555)
Amortization of intangibles	(4,266)	(3,865)
Income from equity method investment	2,641	1,290
Asset impairment	—	(24,723)

Operating income (loss)	28,126	(36,357)
Interest expense	(12,946)	(7,323)
Interest income	183	364
Other expense	—	(1,541)

Income (loss) from continuing operations before taxes	15,363	(44,857)
Income tax benefit (expense)	(3,480)	12,403

Income (loss) from continuing operations	11,883	(32,454)
Loss from discontinued operations, net of tax	(136)	—

Net income (loss)	$11,747	$(32,454)

Weighted average number of common shares and equivalents:
Basic	46,697	46,526
Diluted	47,510	46,526

Basic income (loss) per share
Continuing operations	$0.25	$(0.70)
Discontinued operations	—	—

Net income (loss)	$0.25	$(0.70)

Diluted income (loss) per share
Continuing operations	$0.25	$(0.70)
Discontinued operations	—	—

Net income (loss)	$0.25	$(0.70)

Dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,747	$(32,454)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	14,614	13,288
Share-based compensation	3,325	2,020
Provision for inventory obsolescence	919	2,548
Asset impairment	—	24,723
Amortization of discount on long-term debt	106	—
Pension funding in excess of pension expense	(6,004)	(2,318)
Tax deficiency related to share-based compensation	278	1,104
Income from equity method investment	(2,641)	(1,290)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(20,255)	40,847
Inventories	(12,520)	29,497
Deferred cost of sales	2,539	228
Accounts payable	18,429	(31,204)
Accrued liabilities	(15,408)	(18,372)
Deferred revenue	(5,885)	(49)
Accrued taxes	(1,191)	(11,209)
Other assets	759	(1,057)
Other liabilities	(2,019)	(3,679)

Net cash provided by (used for) operating activities	(13,207)	12,623

Cash flows from investing activities:
Capital expenditures	(7,002)	(9,554)
Proceeds from disposal of tangible assets	1,824	—
Cash provided by (used for) other investing activities	163	(18)

Net cash used for investing activities	(5,015)	(9,572)

Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—
Cash dividends paid	(2,361)	(2,373)
Debt issuance costs	—	(1,541)
Tax deficiency related to share-based compensation	(278)	(1,104)
Proceeds from exercise of stock options	543	—

Net cash used for financing activities	(48,364)	(5,018)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,410)	(1,003)

Decrease in cash and cash equivalents	(69,996)	(2,970)
Cash and cash equivalents, beginning of period	308,879	227,413

Cash and cash equivalents, end of period	$238,883	$224,443

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
THREE MONTHS ENDED APRIL 4, 2010
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional				Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(In thousands)
Balance at December 31, 2009	50,335	$503	$591,917	$72,625	(3,675)	$(128,611)	$58,060	$(43,446)	$551,048
Net income				11,747					11,747
Foreign currency translation	—	—	—	—	—	—	(22,106)	—	(22,106)

Comprehensive loss									(10,359)
Exercise of stock options, net of tax withholding forfeitures	—	—	(294)	—	36	754	—	—	460
Release of restricted stock, net of tax withholding forfeitures	—	—	(1,611)	—	52	1,054	—	—	(557)
Share-based compensation	—	—	3,047	—	—	—	—	—	3,047
Dividends ($0.05 per share)	—	—	8	(2,379)	—	—	—	—	(2,371)

Balance at April 4, 2010	50,335	$503	$593,067	$81,993	(3,587)	$(126,803)	$35,954	$(43,446)	$541,268

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
The accompanying Consolidated Financial Statements presented as of any date other than December 31, 2009:
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
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2009 Annual Report on Form 10-K.
Business Description
We design, manufacture, and market cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Historically, our fiscal first, second and third quarters each ended on the last Sunday falling on or before their respective calendar quarter-end. Beginning in 2010, our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 4, 2010, the 94th day of our fiscal year 2010. Our fiscal second and third quarters will each have 91 days. Our fiscal fourth quarter will include 89 days and end on December 31, 2010. The three months ended March 29, 2009 included 88 days.
Reclassifications
We have made certain reclassifications to the 2009 Consolidated Financial Statements with no impact to reported net income (loss) in order to conform to the 2010 presentation.
Fair Value Measurement
Accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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
As of and during the three months ended April 4, 2010 and March 29, 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Note 5).
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of April 4, 2010 was $96.9 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).
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
As of April 4, 2010, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $9.6 million, $8.2 million, and $1.6 million, respectively.
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
In October 2009, the FASB issued updates to existing guidance on revenue recognition that we adopted on a prospective basis on January 1, 2010. Under the new guidance, sales of tangible products that have software components that are essential to the functionality of the tangible product are no longer within the scope of the software revenue recognition guidance and are now subject to other relevant revenue recognition guidance. Additionally, the FASB issued an update to existing guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.
Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance, and other support services (maintenance and other support services referred to as post-contract customer support). As a result of the adoption of the new accounting guidance, our Wireless segment’s sales of hardware that include software components are no longer subject to software revenue recognition requirements. In addition, the timing of revenue recognition and amount of revenue to be recognized for each deliverable changed such that less revenue is deferred on arrangements with multiple deliverables for which VSOE has not been established than prior to the adoption of this accounting guidance. For hardware deliverables, revenue is recognized upon delivery. For software deliverables, revenue is recognized upon delivery, unless post-contract customer support is included, in which case the revenue is deferred and recognized over the period of the post-contract customer support. For post-contract customer support, revenue is recognized ratably over the maintenance or support period. The allocation of the total revenue among the delivered items is based on the estimated selling price of the deliverables, as we have not established VSOE or TPE of selling price. The best estimate of the selling price for each deliverable is determined based on an analysis of the historical average price of such deliverable when sold on a stand-alone basis.
For fiscal years ending December 31, 2009 and prior, when a sale involved multiple elements, we allocated the proceeds from the arrangement to each respective element based on its VSOE of fair value, if established, and recognized revenue when each element’s revenue recognition criteria was met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value could not be established, the proceeds from the arrangement were deferred and recognized ratably over the period related to the last delivered element. Through December 31, 2009, our Wireless segment did not establish VSOE of fair value of hardware, software, and post-contract customer support. As a result, the proceeds and related cost of sales from multiple-element revenue transactions involving these elements were deferred and recognized ratably over the post-contract customer support period, ranging from one to three years.
Our Wireless segment revenues and operating loss for the three months ended April 4, 2010 would have been $12.2 million and $5.3 million, respectively, prior to the adoption of this new accounting guidance; see Note 2 for actual operating results.
The following table shows the amount of deferred revenue and cost of sales related to our Wireless segment as of April 4, 2010 and December 31, 2009.

	April 4,	December 31,
	2010	2009
	(in thousands)
Deferred revenue:
Current	$13,993	$19,249
Long-term	2,852	3,481

Total	16,845	22,730

Deferred cost of sales:
Current	4,831	7,119
Long-term	936	1,187

Total	5,767	8,306

Deferred gross profit
Current	9,162	12,130
Long-term	1,916	2,294

Total	$11,078	$14,424

Discontinued Operations
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. In the three-month period ended April 4, 2010, we recognized $0.2 million of interest expense ($0.1 million net of tax) related to the uncertain tax positions, which is included in discontinued operations. Due to the utilization of other net operating loss carryforwards, we did not recognize interest expense related to this reserve in the comparable period of 2009.
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
Current-Year Adoption of Accounting Pronouncements
On January 1, 2010, we adopted changes issued by the FASB with regard to the disclosures of fair value measurements. This new guidance requires disclosures about transfers into and out of Level 1 and 2 fair value measurements, as well as separate disclosures about purchases, sales, issuances, and settlements relating to recurring Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material impact on our financial statements.
Refer to the discussion above under Revenue Recognition for an analysis of the adoption of other new accounting guidance.

Note 2: Operating Segments
We have organized the enterprise around geographic areas, except for our wireless business. We conduct our operations through four reported operating segments—Americas; Europe, Middle East and Africa (EMEA); Asia Pacific; and Wireless.

			Asia		Total
	Americas	EMEA	Pacific	Wireless	Segments
	(In thousands)
As of and for the three months ended April 4, 2010

Total assets	$472,932	$421,696	$251,459	$111,179	$1,257,266
External customer revenues	217,929	90,550	75,945	15,925	400,349
Affiliate revenues	12,737	14,743	—	—	27,480
Operating income (loss)	31,357	14,580	7,526	(3,169)	50,294

As of and for the three months ended March 29, 2009

Total assets	$430,038	$485,658	$238,799	$109,285	$1,263,780
External customer revenues	182,210	88,061	46,238	12,003	328,512
Affiliate revenues	7,991	12,473	—	—	20,464
Operating income (loss)	24,658	(41,955)	3,334	(8,322)	(22,285)
The following table is a reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) from continuing operations before taxes.

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Segment operating income (loss)	$50,294	$(22,285)
Corporate expenses	(12,904)	(8,357)
Eliminations	(9,264)	(5,715)

Total operating income (loss)	28,126	(36,357)
Interest expense	(12,946)	(7,323)
Interest income	183	364
Other expense	—	(1,541)

Income (loss) from continuing operations before taxes	$15,363	$(44,857)

Note 3: Income (Loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$11,883	$(32,454)
Loss from discontinued operations, net of tax	(136)	—

Net income (loss)	$11,747	$(32,454)

Denominator:
Weighted average shares outstanding, basic	46,697	46,526
Effect of dilutive common stock equivalents	813	—

Weighted average shares outstanding, diluted	47,510	46,526

For the three months ended April 4, 2010 and March 29, 2009, diluted weighted average shares outstanding do not include outstanding equity awards of 1.2 million and 2.9 million, respectively, because to do so would have been anti-dilutive.
Note 4: Inventories
The major classes of inventories were as follows:

	April 4,	December 31,
	2010	2009
	(In thousands)
Raw materials	$62,978	$50,973
Work-in-process	34,321	31,977
Finished goods	79,562	84,689
Perishable tooling and supplies	4,128	4,081

Gross inventories	180,989	171,720
Obsolescence and other reserves	(20,314)	(20,458)

Net inventories	$160,675	$151,262

Note 5: Long-Lived Assets
Disposals
During the three months ended April 4, 2010, we sold certain real estate of the EMEA segment for $1.8 million. There was no gain or loss recognized on the sale.
Impairments
We did not record any impairment losses during the three months ended April 4, 2010.

Prior to the sale of a German cable business in 2009, we determined that certain long-lived assets of that business were impaired. We estimated the fair market value of those assets based upon the terms of the sales agreement and recognized an impairment loss of $20.4 million in the operating results of the EMEA segment during the three months ended March 29, 2009. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relationships intangible assets, respectively. During the three months ended March 29, 2009, we also recognized impairment losses on property, plant and equipment of $2.9 million, $1.0 million, and $0.4 million in the Americas, EMEA, and Asia Pacific segments, respectively, primarily related to our regional manufacturing strategies and corresponding decisions to consolidate capacity and dispose of excess machinery and equipment. The fair values of these assets were based upon quoted prices for identical assets (i.e., Level 2 valuation).
Depreciation and Amortization Expense
We recognized depreciation expense of $10.3 million and $9.4 million in the three-month periods ended April 4, 2010 and March 29, 2009, respectively. The increase in depreciation expense was due to $1.1 million of accelerated depreciation expense recorded on certain assets due to the closure of one of our manufacturing plants in Leominster, Massachusetts; see further discussion regarding the plant closure in Note 6.
We recognized amortization expense related to our intangible assets of $4.3 million and $3.9 million in the three-month periods ended April 4, 2010 and March 29, 2009, respectively.
Note 6: Restructuring Activities
Global Restructuring
In the fourth quarter of 2008, we announced our decision to further streamline our manufacturing, sales, and administrative functions worldwide in an effort to reduce costs and mitigate the impact of the weakening demand experienced throughout the global economy. During 2010, we continued to implement our plan to streamline these functions and recognized severance costs primarily in the Americas segment totaling $0.3 million (recorded in Cost of Sales) related to these restructuring activities and the planned closure of one of our manufacturing plants in Leominster, Massachusetts. From inception of these restructuring actions through April 4, 2010, we have recognized severance costs totaling $55.0 million. We expect to recognize approximately $1.1 million of additional severance costs in 2010 in the Americas segment associated with our plan that we announced in July 2009 to close one of our two manufacturing plants in Leominster, Massachusetts.
The table below sets forth restructuring activity that occurred during 2010. The balances are included in accrued liabilities.

Global
Restructuring
(in thousands)
Balance at December 31, 2009	$12,260
New charges	321
Cash payments	(5,373)
Foreign currency translation	(629)
Other adjustments	(83)

Balance at April 4, 2010	$6,496

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.
Note 7: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
In the third quarter of 2009, we issued $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on June 15 and December 15. We used the $193.7 million in proceeds of this debt offering to repay amounts drawn under our senior secured credit facility. As of April 4, 2010, the carrying value of the notes was $194.0 million.
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
Senior Secured Credit Facility
In the first quarter of 2009, we amended our senior secured credit facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. The amendment also increased the cost of borrowings under the facility by 100 basis points and we incurred $1.5 million of fees that are included in other expense in the Consolidated Statements of Operations. In the third quarter of 2009, we further amended the facility to extend the term from January 2011 to January 2013 and to reduce the size from $350.0 million to $250.0 million through January 2011. In January 2011, the size of the facility reduces from $250.0 million to $230.0 million. The amendment also alters the level of the total leverage ratio covenant, increases the cost of borrowing under the facility, and inserts an asset coverage ratio covenant when the total leverage ratio is in excess of certain levels. As of April 4, 2010, we were in compliance with all of the amended covenants of the facility.
As of April 4, 2010, there were not any outstanding borrowings under the facility, and we had $189.6 million in available borrowing capacity. The facility has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States.
Fair Value of Long-Term Debt
The fair value of our debt instruments at April 4, 2010 was approximately $557.8 million based on sales prices of the debt instruments from recent trading activity. This amount represents the fair value of our senior subordinated notes with a face value of $550.0 million.
Note 8: Income Taxes
Income tax expense was $3.5 million for the three month period ended April 4, 2010. The most significant factor in the difference between the effective rate of 22.7% reflected in the provision for income taxes on income from continuing operations before taxes and the amount determined by applying the applicable statutory United States tax rate of 35% for the three months ended April 4, 2010 is the tax rate differential associated with our foreign earnings.
Note 9: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
	April 4,	March 29,	April 4,	March 29,
Three Months Ended	2010	2009	2010	2009
	(In thousands)
Service cost	$1,860	$1,826	$25	$30
Interest cost	4,226	3,740	626	562
Expected return on plan assets	(4,324)	(4,064)	—	—
Amortization of prior service cost	16	28	(53)	(48)
Net loss recognition	944	542	58	170

Net periodic benefit cost	$2,722	$2,072	$656	$714

Note 10: Comprehensive Loss
The following table summarizes total comprehensive loss:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Net income (loss)	$11,747	$(32,454)
Foreign currency translation loss	(22,106)	(18,130)

Total comprehensive loss	$(10,359)	$(50,584)

Note 11: Supplemental Guarantor Information
As of April 4, 2010, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	April 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,980	$15,958	$142,945	$—	$238,883
Receivables, net	250	75,506	182,305	—	258,061
Inventories, net	—	94,941	65,734	—	160,675
Deferred income taxes	—	22,188	4,499	—	26,687
Other current assets	4,409	11,130	17,100	—	32,639

Total current assets	84,639	219,723	412,583	—	716,945
Property, plant and equipment, less accumulated depreciation	—	118,691	170,448	—	289,139
Goodwill	—	242,593	66,023	—	308,616
Intangible assets, less accumulated amortization	—	79,818	56,228	—	136,046
Deferred income taxes	—	16,436	19,754	—	36,190
Other long-lived assets	13,356	2,747	47,612	—	63,715
Investment in subsidiaries	871,281	247,796	—	(1,119,077)	—

	$969,276	$927,804	$772,648	$(1,119,077)	$1,550,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$76,172	$110,369	$—	$186,541
Accrued liabilities	14,422	45,004	60,877	—	120,303

Total current liabilities	14,422	121,176	171,246	—	306,844
Long-term debt	544,048	—	—	—	544,048
Postretirement benefits	—	29,498	85,109	—	114,607
Other long-term liabilities	27,680	9,004	7,200	—	43,884
Intercompany accounts	324,247	(604,586)	280,339	—	—
Total stockholders’ equity	58,879	1,372,712	228,754	(1,119,077)	541,268

	$969,276	$927,804	$772,648	$(1,119,077)	$1,550,651

	December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,878	$8,977	$250,024	$—	$308,879
Receivables, net	21	69,444	172,680	—	242,145
Inventories, net	—	86,960	64,302	—	151,262
Deferred income taxes	—	22,188	4,808	—	26,996
Other current assets	5,179	13,825	16,032	—	35,036

Total current assets	55,078	201,394	507,846	—	764,318
Property, plant and equipment, less accumulated depreciation	—	120,655	178,931	—	299,586
Goodwill	—	242,699	70,331	—	313,030
Intangible assets, less accumulated amortization	—	82,129	60,884	—	143,013
Deferred income taxes	—	16,436	20,769	—	37,205
Other long-lived assets	14,154	3,054	46,218	—	63,426
Investment in subsidiaries	853,555	321,200	—	(1,174,755)	—

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$59,846	$109,917	$—	$169,763
Accrued liabilities	15,552	57,423	68,947	—	141,922
Current maturities of long-term debt	46,268	—	—	—	46,268

Total current liabilities	61,820	117,269	178,864	—	357,953
Long-term debt	543,942	—	—	—	543,942
Postretirement benefits	—	35,000	86,745	—	121,745
Other long-term liabilities	27,636	9,581	8,673	—	45,890
Intercompany accounts	238,152	(527,873)	289,721	—	—
Total stockholders’ equity	51,237	1,353,590	320,976	(1,174,755)	551,048

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended April 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$208,367	$229,686	$(37,704)	$400,349
Cost of sales	—	(145,293)	(174,352)	37,704	(281,941)

Gross profit	—	63,074	55,334	—	118,408
Selling, general and administrative expenses	(256)	(41,690)	(31,914)	—	(73,860)
Research and development	—	(7,172)	(7,625)	—	(14,797)
Amortization of intangibles	—	(2,291)	(1,975)	—	(4,266)
Income from equity method investment	—	—	2,641	—	2,641

Operating income (loss)	(256)	11,921	16,461	—	28,126
Interest expense	(12,761)	(22)	(163)	—	(12,946)
Interest income	46	4	133	—	183
Intercompany income (expense)	3,005	(2,302)	(703)	—	—
Income (loss) from equity investment in subsidiaries	17,889	11,443	—	(29,332)	—

Income (loss) from continuing operations before taxes	7,923	21,044	15,728	(29,332)	15,363
Income tax benefit (expense)	3,960	(3,155)	(4,285)	—	(3,480)

Income (loss) from continuing operations	11,883	17,889	11,443	(29,332)	11,883
Loss from discontinued operations, net of tax	(136)	—	—	—	(136)

Net income (loss)	$11,747	$17,889	$11,443	$(29,332)	$11,747

	Three Months Ended March 29, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$171,958	$187,767	$(31,213)	$328,512
Cost of sales	—	(117,595)	(157,937)	31,213	(244,319)

Gross profit	—	54,363	29,830	—	84,193
Selling, general and administrative expenses	(24)	(34,654)	(42,019)	—	(76,697)
Research and development	—	(7,403)	(9,152)	—	(16,555)
Amortization of intangibles	—	(2,024)	(1,841)	—	(3,865)
Income from equity method investment	—	—	1,290	—	1,290
Asset impairment	—	(3,303)	(21,420)	—	(24,723)

Operating income (loss)	(24)	6,979	(43,312)	—	(36,357)
Interest expense	(7,319)	76	(80)	—	(7,323)
Interest income	5	80	279	—	364
Other expense	(1,541)	—	—	—	(1,541)
Intercompany income (expense)	2,942	(3,253)	311	—	—
Income (loss) from equity investment in subsidiaries	(28,595)	(31,333)	—	59,928	—

Income (loss) before taxes	(34,532)	(27,451)	(42,802)	59,928	(44,857)
Income tax benefit (expense)	2,078	(1,144)	11,469	—	12,403

Net income (loss)	$(32,454)	$(28,595)	$(31,333)	$59,928	$(32,454)

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended April 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used for) operating activities	$78,140	$10,375	$(101,722)	$—	$(13,207)

Cash flows from investing activities:
Capital expenditures	—	(5,037)	(1,965)	—	(7,002)
Proceeds from disposal of tangible assets	—	1,806	18	—	1,824
Cash provided by other investing activities	163	—	—	—	163

Net cash provided by (used for) investing activities	163	(3,231)	(1,947)	—	(5,015)

Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—	—	—	(46,268)
Cash dividends paid	(2,361)	—	—	—	(2,361)
Tax deficiency related to share-based compensation	(278)	—	—	—	(278)
Proceeds from exercise of stock options	543	—	—	—	543
Intercompany capital contributions	163	(163)	—	—	—

Net cash used for financing activities	(48,201)	(163)	—	—	(48,364)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	(3,410)	—	(3,410)

Increase (decrease) in cash and cash equivalents	30,102	6,981	(107,079)	—	(69,996)
Cash and cash equivalents, beginning of period	49,878	8,977	250,024	—	308,879

Cash and cash equivalents, end of period	$79,980	$15,958	$142,945	$—	$238,883

	Three Months Ended March 29, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net cash provided by (used for) operating activities	$47,520	$(41,775)	$6,878	$—	$12,623

Cash flows from investing activities:
Capital expenditures	—	(5,822)	(3,732)	—	(9,554)
Cash provided by (used for) other investing activities	—	(24)	6	—	(18)

Net cash used for investing activities	—	(5,846)	(3,726)	—	(9,572)

Cash flows from financing activities:
Cash dividends paid	(2,373)	—	—	—	(2,373)
Debt issuance costs	(1,541)	—	—	—	(1,541)
Tax deficiency related to share-based compensation	(1,104)	—	—	—	(1,104)

Net cash used for financing activities	(5,018)	—	—	—	(5,018)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1,003)	—	(1,003)

Increase (decrease) in cash and cash equivalents	42,502	(47,621)	2,149	—	(2,970)
Cash and cash equivalents, beginning of period	130	57,522	169,761	—	227,413

Cash and cash equivalents, end of period	$42,632	$9,901	$171,910	$—	$224,443

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We design, manufacture, and market cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics.
We consider revenue growth, operating margin, cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators.
Trends and Events
The following trends and events during 2010 have had varying effects on our financial condition, results of operations, and cash flows.
Global Restructuring Activities
During 2010, we continued to implement our plan to streamline our manufacturing, sales, and administrative functions and recognized severance costs primarily in the Americas segment totaling $0.3 million related to these restructuring activities and the planned closure of one of our manufacturing plants in Leominster, Massachusetts. We expect to recognize approximately $1.1 million of additional severance costs in 2010 in the Americas segment associated with our plan that we announced in July 2009 to close one of our two manufacturing plants in Leominster, Massachusetts.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At April 4, 2010, the total unrecognized compensation cost related to all nonvested awards was $25.5 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Recent Accounting Pronouncements
Discussion regarding recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the three months ended April 4, 2010:
•	Our critical accounting policy regarding revenue recognition was updated as a result of the adoption of new accounting guidance, as discussed in Note 1 to the Consolidated Financial Statements. We did not change any of our other existing critical accounting policies from those listed in our 2009 Annual Report on Form 10-K;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%
	April 4, 2010	March 29,2009	Change
	(in thousands, except percentages)
Revenues	$400,349	$328,512	21.9%
Gross profit	118,408	84,193	40.6%
Selling, general and administrative expenses	73,860	76,697	-3.7%
Research and development	14,797	16,555	-10.6%
Income from equity method investment	2,641	1,290	104.7%
Operating income (loss)	28,126	(36,357)	177.4%
Income (loss) from continuing operations before taxes	15,363	(44,857)	134.2%
Net income (loss)	11,747	(32,454)	136.2%
Revenues increased in the three-month period ended April 4, 2010 from the comparable period in 2009 primarily for the following reasons:
•	An increase in unit sales volume, due in part to more days in the quarter compared to the comparable period in 2009 and the impact of acquisitions, resulted in a $44.6 million revenue increase.

•	An increase in sales prices, partially due to increased copper prices, resulted in revenue increases totaling $19.9 million.

•	Favorable currency translation due to the euro and Canadian dollar strengthening against the U.S. dollar resulted in a $12.6 million revenue increase.

•	The recognition of previously deferred revenue associated with the Wireless segment resulted in a $5.9 million revenue increase.
The positive impact that the factors listed above had on the revenue comparison was partially offset by $11.2 million of lost sales due to dispositions in Europe during 2009.
Gross profit increased in the three-month period ended April 4, 2010 from the comparable period in 2009 due to the increase in revenue as discussed above and a decrease in severance and other costs. In the first quarter of 2010, cost of sales included $5.3 million of severance and other costs, such as equipment relocation and contract termination costs, compared to $17.7 million in the comparable period of 2009. This decrease was due to the near completion of global restructuring actions to further streamline our manufacturing function worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy.
The decrease in selling, general and administrative expenses in the three-month period ended April 4, 2010 is primarily due to a decrease in severance costs related to our global restructuring actions. We recognized $0.3 million and $8.7 million of severance costs during the three month periods ended April 4, 2010 and March 29, 2009, respectively.

The decrease in research and development costs in the three-month period ended April 4, 2010 is primarily due to $1.8 million of severance costs incurred in the first quarter of 2009 related to our global restructuring actions. There were no severance costs incurred in the first quarter of 2010.
Income from our equity method investment increased in the three-month period ended April 4, 2010 to $2.6 million from $1.3 million in the comparable period of 2009. The increase is due to overall improved performance of a joint venture, which is associated with our EMEA segment.
We did not recognize any asset impairment losses in the first quarter of 2010. During the first quarter of 2009, we recognized asset impairment losses totaling $24.7 million primarily related to a German cable business that we sold in 2009.
Operating income increased in the first quarter of 2010 compared to 2009 due to the increases in revenues and gross profit and the decreases in asset impairment, severance and other costs as discussed above. In addition, operating income increased due to the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean enterprise strategies.
Our first quarter effective tax rate was an expense of 22.7% compared to a benefit of 27.7% in the comparable period of 2009. This change is primarily attributable to the increase in and jurisdictional mix of expected full year 2010 income from continuing operations before taxes. We recorded a tax benefit in the first quarter of 2009 due to the loss from continuing operations before taxes, driven by the asset impairment losses and severance costs recorded during the period, as discussed above.
Americas Segment

	Three Months Ended		%
	April 4, 2010	March 29, 2009	Change
	(in thousands, except percentages)
Total revenues	$230,666	$190,201	21.3%
Operating income	31,357	24,658	27.2%
as a percent of total revenues	13.6%	13.0%
Americas total revenues, which include affiliate revenues, increased in the three-month period ended April 4, 2010 from the comparable period in 2009 due to an $18.1 million increase from higher unit sales volume, due in part to more days in the quarter compared to the comparable period in 2009. The increase in revenues was also due to higher selling prices, favorable currency translation, higher affiliate sales, and acquisitions of $8.3 million, $6.1 million, $4.7 million, and $3.3 million, respectively. Higher selling prices resulted primarily from an increase in copper prices. The favorable currency translation resulted primarily from the Canadian dollar strengthening against the U.S. dollar.
As a result of the increase in revenues, operating income increased in the three-month period ended April 4, 2010 from the comparable period in 2009. In addition, operating income increased due to the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean enterprise strategies. In the first quarter of 2010, the segment recognized $5.3 million of severance and other costs primarily related to our global restructuring actions. In the first quarter of 2009, the segment recognized $2.9 million of asset impairment losses and $2.2 million of severance and other restructuring charges primarily related to our global restructuring actions. Excluding the impact of these charges, operating margins increased from 15.6% to 15.9% due to the cost saving initiatives mentioned above.

EMEA Segment

	Three Months Ended		%
	April 4, 2010	March 29, 2009	Change
	(in thousands, except percentages)
Total revenues	$105,293	$100,534	4.7%
Operating income (loss)	14,580	(41,955)	134.8%
as a percent of total revenues	13.8%	-41.7%
EMEA total revenues, which include affiliate revenues, increased in the three-month period ended April 4, 2010 from the comparable period in 2009 due to a $7.7 million increase from higher unit sales volume, due in part to more days in the quarter compared to the comparable period in 2009. The increase in revenues was also due to favorable currency translation, increased affiliate sales, and higher selling prices of $5.5 million, $2.3 million, and $0.5 million, respectively. The favorable currency translation resulted primarily from the euro strengthening against the US dollar, and higher selling prices resulted primarily from an increase in copper prices. The increases in revenues were partially offset by $11.2 million of lost sales due to dispositions in 2009.
Operating income increased in the three-month period ended April 4, 2010 due to the increase in revenues, as discussed above, as well as a $1.4 million increase in income from an equity method investment. In addition, operating income was positively impacted by a decrease in asset impairment and severance and other costs. In the first quarter of 2010, the segment recognized $1.0 million of costs related to various restructuring actions, such as equipment relocation and contract termination costs. In the first quarter of 2009, the segment recognized $20.8 million of asset impairment losses primarily related to a German cable business that we sold in 2009 and $25.0 million of severance and other costs related to our global restructuring actions. Excluding the impact of these charges, operating margins increased from 3.8% to 14.8% due to the increase in revenues and the cost savings from our various restructuring actions in the prior year.
Asia Pacific Segment

	Three Months Ended		%
	April 4, 2010	March 29, 2009	Change
	(in thousands, except percentages)
Total revenues	$75,945	$46,238	64.2%
Operating income	7,526	3,334	125.7%
as a percent of total revenues	9.9%	7.2%
Asia Pacific total revenues increased in the three-month period ended April 4, 2010 from the comparable period of 2009 primarily due to a $17.1 million increase from higher unit sales volume. The increase in revenues was also due to an $11.6 million increase from higher selling prices, which resulted primarily from an increase in copper prices. Favorable currency translation resulted in $1.0 million of the increase in revenue.
Operating income increased in the three-month period ended April 4, 2010 due to the increase in revenues as discussed above and a decrease in asset impairment and severance and other costs. The segment did not incur any impairment losses or severance costs in the first quarter of 2010. In the first quarter of 2009, the segment recognized $1.0 million of asset impairment losses and $0.9 million of severance and other costs related to our global restructuring actions. Excluding the impact of these charges, operating margins decreased from 11.3% to 9.9%, as the increase in revenue was offset by a negative product mix and the impact of higher copper prices.
Wireless Segment

	Three Months Ended		%
	April 4, 2010	March 29, 2009	Change
	(in thousands, except percentages)
Total revenues	$15,925	$12,003	32.7%
Operating loss	(3,169)	(8,322)	61.9%
as a percent of total revenues	-19.9%	-69.3%
Sales transactions from our Wireless segment often involve multiple elements in which a portion of the sales proceeds are deferred and recognized ratably over the period related to the last delivered element. As discussed in Note 1, effective January 1, 2010 we adopted new accounting guidance regarding revenue recognition for multiple element arrangements which results in less deferred revenue for the Wireless segment. As of April 4, 2010, total deferred revenue and deferred cost of sales were $16.8 million and $5.8 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to three years.
The changes in the deferred revenue and deferred cost of sales balances are as follows (in thousands):

	Deferred	Deferred Cost of	Deferred Gross
	Revenue	Sales	Profit
Balance, December 31, 2009	$22,730	$8,306	$14,424
Balance, April 4, 2010	16,845	5,767	11,078

Decrease	$(5,885)	$(2,539)	$(3,346)

Balance, December 31, 2008	$20,166	$7,270	$12,896
Balance, March 29, 2009	20,117	7,042	13,075

Increase (decrease)	$(49)	$(228)	$179

Wireless total revenues increased in the three-month period ended April 4, 2010 from the comparable period in 2009. The deferred revenue balance decreased by $5.9 million compared to December 31, 2009. This decrease was due to the recognition of previously deferred revenue in excess of new deferred revenue transactions during the quarter. New deferred revenue transactions decreased as a result of the adoption of the new accounting guidance referred to above. The increase in revenue was partially offset by a $2.0 million decrease in revenues as a result of lower unit sales volume.
Operating loss improved in the three-month period ended April 4, 2010 due to the increase in revenues and a reduction in operating costs. The adoption of the new accounting guidance resulted in $2.1 million of the improvement in operating loss. In addition, selling, general, and administrative expenses and research and development expenses decreased by $3.1 million from the comparable period in 2009 due to the benefit of cost savings initiatives.

Corporate Expenses

	Three Months Ended		%
	April 4, 2010	March 29, 2009	Change
	(in thousands, except percentages)
Total corporate expenses	$12,904	$8,357	54.4%
Corporate expenses include administrative and other costs that are not allocated to the segments. These expenses totaled $12.9 million and $8.4 million in the three-month periods ended April 4, 2010 and March 29, 2009, respectively. The increase in 2010 was primarily due to higher incentive compensation costs, investment in our Market Delivery System and lean enterprise initiatives, and consulting fees.
Discontinued Operations
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. In the three-month period ended April 4, 2010, we recognized $0.2 million of interest expense ($0.1 million net of tax) related to the uncertain tax positions, which is included in discontinued operations. Due to the utilization of other net operating loss carryforwards, we did not recognize interest expense related to this reserve in the comparable period of 2009.
Liquidity and Capital Resources
Significant factors that have affected or may affect our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for business acquisitions, restructuring actions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash throughout 2010 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions for our retirement plans, quarterly dividend payments, severance payments from our restructuring actions, and our short-term operating strategies. Economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing could affect our ability to continue to fund our future needs from business operations.
The following table is derived from our Consolidated Cash Flow Statements:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Net cash provided by (used for):
Operating activities	$(13,207)	$12,623
Investing activities	(5,015)	(9,572)
Financing activities	(48,364)	(5,018)
Effects of currency exchange rate changes on cash and cash equivalents	(3,410)	(1,003)

Decrease in cash and cash equivalents	(69,996)	(2,970)
Cash and cash equivalents, beginning of period	308,879	227,413

Cash and cash equivalents, end of period	$238,883	$224,443

Net cash provided by operating activities, a key source of our liquidity, decreased by $25.8 million in the three-month period ended April 4, 2010 from the comparable period in 2009 primarily due to an unfavorable net change in operating assets and liabilities partially offset by an increase in income. The unfavorable change was primarily due to higher inventory levels and higher accounts receivable balances, partially offset by favorable net changes in accounts payable and accrued liabilities. However, working capital turns, calculated by dividing annualized cost of sales for the quarter by the working capital balance at the end of the quarter, increased to 9.0 turns from 5.9 turns for the three months ended April 4, 2010 and March 29, 2009, respectively. Similarly, inventory turns, calculated by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter, increased to 7.0 turns from 5.4 turns for the three months ended April 4, 2010 and March 29, 2009, respectively. Total severance payments during the three months ended April 4, 2010 and March 29, 2009 were $5.4 million and $22.8 million, respectively.
Net cash used for investing activities totaled $5.0 million in the first three months of 2010 compared to $9.6 million in the first three months of 2009. Investing activities in the first three months of 2010 primarily related to expenditures for capacity enhancements and relocations pursuant to our regional manufacturing initiatives, partially offset by the receipt of proceeds from the sale of certain real estate in the EMEA segment. Net cash used for investing activities in the first three months of 2009 primarily related to expenditures for capacity enhancements at certain locations and enterprise resource planning software. We anticipate that future capital expenditures will be funded with available cash.
Net cash used for financing activities in the first three months of 2010 totaled $48.4 million compared to $5.0 million in the first three months of 2009. This change is primarily due to the repayment of $46.3 million of outstanding borrowings under our revolving credit facility during the first three months of 2010.
Our outstanding debt obligations as of April 4, 2010 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of April 4, 2010, there were no outstanding borrowings under our senior secured credit facility, and we had $189.6 million in available borrowing capacity. We were in compliance with all of the amended covenants of the facility as of April 4, 2010. Additional discussion regarding our various borrowing arrangements is included in Note 7 to the Consolidated Financial Statements.

Forward-Looking Statements
Statements in this report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward-looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and expectations. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. The current global economic slowdown has adversely affected our results of operations and may continue to do so. Additional factors that may cause actual results to differ from our expectations include: our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); our reliance on key distributors in marketing our products; the competitiveness of the global cable, connectivity and wireless industries; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, and other materials; variability in our quarterly and annual effective tax rates; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; our ability to retain senior management and key employees; volatility of credit markets; our ability to integrate successfully acquired businesses; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; and other factors.
For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 7A of our 2009 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2009.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 87 of which are pending as of April 26, 2010, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through April 26, 2010, we have been dismissed, or reached agreement to be dismissed, in more than 350 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2009 Annual Report on Form 10-K.
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

BELDEN INC.
Date: May 12, 2010	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: May 12, 2010	By:	/s/ Gray G. Benoist
Gray G. Benoist
Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer