Form 10-Q
period 2010-07-04
BELDEN INC.
filed 2010-08-11
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐.
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
As of August 9, 2010, the Registrant had 46,812,126 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 4: Controls and Procedures
PART II OTHER INFORMATION
Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 6: Exhibits
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	July 4,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$245,615	$308,879
Receivables, net	291,372	242,145
Inventories, net	154,983	151,262
Deferred income taxes	26,705	26,996
Other current assets	24,104	35,036

Total current assets	742,779	764,318

Property, plant and equipment, less accumulated depreciation	275,119	299,586
Goodwill	302,524	313,030
Intangible assets, less accumulated amortization	128,458	143,013
Deferred income taxes	35,723	37,205
Other long-lived assets	69,076	63,426

	$1,553,679	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,455	$169,763
Accrued liabilities	126,822	141,922
Current maturities of long-term debt	—	46,268

Total current liabilities	319,277	357,953

Long-term debt	548,769	543,942
Postretirement benefits	111,894	121,745
Other long-term liabilities	41,039	45,890
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	595,009	591,917
Retained earnings	99,276	72,625
Accumulated other comprehensive income (loss)	(36,648)	14,614
Treasury stock	(125,440)	(128,611)

Total stockholders’ equity	532,700	551,048

	$1,553,679	$1,620,578

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands, except per share data)
Revenues	$426,140	$343,821	$826,489	$672,333
Cost of sales	(300,343)	(235,303)	(582,284)	(479,622)

Gross profit	125,797	108,518	244,205	192,711
Selling, general and administrative expenses	(74,523)	(67,579)	(148,383)	(144,276)
Research and development	(13,400)	(14,122)	(28,197)	(30,677)
Amortization of intangibles	(4,140)	(3,911)	(8,406)	(7,776)
Income from equity method investment	3,211	695	5,852	1,985
Asset impairment	—	(1,453)	—	(26,176)
Loss on sale of assets	—	(17,184)	—	(17,184)

Operating income (loss)	36,945	4,964	65,071	(31,393)
Interest expense	(14,187)	(8,895)	(27,133)	(16,218)
Interest income	136	238	319	602
Other income (expense)	1,465	—	1,465	(1,541)

Income (loss) from continuing operations before taxes	24,359	(3,693)	39,722	(48,550)
Income tax benefit (expense)	(4,532)	(1,193)	(8,012)	11,210

Income (loss) from continuing operations	19,827	(4,886)	31,710	(37,340)
Loss from discontinued operations, net of tax	(155)	—	(291)	—

Net income (loss)	$19,672	$(4,886)	$31,419	$(37,340)

Weighted average number of common shares and equivalents:
Basic	46,779	46,587	46,737	46,557
Diluted	47,788	46,587	47,647	46,557

Basic income (loss) per share
Continuing operations	$0.42	$(0.10)	$0.68	$(0.80)
Discontinued operations	—	—	(0.01)	—

Net income (loss)	$0.42	$(0.10)	$0.67	$(0.80)

Diluted income (loss) per share
Continuing operations	$0.41	$(0.10)	$0.67	$(0.80)
Discontinued operations	—	—	(0.01)	—

Net income (loss)	$0.41	$(0.10)	$0.66	$(0.80)

Dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	July 4, 2010	June 28, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$31,419	$(37,340)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,676	26,842
Asset impairment	—	26,176
Loss on sale of assets	—	17,184
Share-based compensation	6,588	4,719
Non-cash loss on derivatives and hedging instruments	2,749	—
Provision for inventory obsolescence	1,752	4,273
Tax deficiency related to share-based compensation	210	1,469
Amortization of discount on long-term debt	208	—
Income from equity method investment	(5,852)	(1,985)
Pension funding in excess of pension expense	(2,700)	(6,452)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(61,382)	42,655
Deferred cost of sales	4,896	35
Inventories	(11,326)	42,161
Accounts payable	27,182	(15,669)
Accrued liabilities	554	(25,931)
Deferred revenue	(11,262)	782
Accrued taxes	(5,267)	(16,558)
Other assets	6,742	3,434
Other liabilities	(7,674)	3,539

Net cash provided by operating activities	5,513	69,334
Cash flows from investing activities:
Capital expenditures	(12,705)	(18,342)
Proceeds from disposal of tangible assets	2,332	367
Cash provided by other investing activities	163	—

Net cash used for investing activities	(10,210)	(17,975)
Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—
Cash dividends paid	(4,712)	(4,707)
Debt issuance costs	—	(1,541)
Tax deficiency related to share-based compensation	(210)	(1,469)
Proceeds from exercise of stock options	634	23

Net cash used for financing activities	(50,556)	(7,694)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8,011)	3,562

Increase (decrease) in cash and cash equivalents	(63,264)	47,227
Cash and cash equivalents, beginning of period	308,879	227,413

Cash and cash equivalents, end of period	$245,615	$274,640

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
SIX MONTHS ENDED JULY 4, 2010
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional				Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(In thousands)
Balance at December 31, 2009	50,335	$503	$591,917	$72,625	(3,675)	$(128,611)	$58,060	$(43,446)	$551,048
Net income				31,419					31,419
Foreign currency translation	—	—	—	—	—	—	(51,262)	—	(51,262)

Comprehensive loss									(19,843)
Exercise of stock options, net of tax withholding forfeitures	—	—	(400)	—	43	909	—	—	509
Release of restricted stock, net of tax withholding forfeitures	—	—	(2,902)	—	105	2,262	—	—	(640)
Share-based compensation	—	—	6,378	—	—	—	—	—	6,378
Dividends ($0.10 per share)	—	—	16	(4,768)	—	—	—	—	(4,752)

Balance at July 4, 2010	50,335	$503	$595,009	$99,276	(3,527)	$(125,440)	$6,798	$(43,446)	$532,700

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
Reporting Periods
Historically, our fiscal first, second and third quarters each ended on the last Sunday falling on or before their respective calendar quarter-end. Beginning in 2010, our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31. Our fiscal second and third quarters continue to fall on the Sunday which is 91 days after the preceding quarter-end. Our fiscal year and fiscal fourth quarter continue to both end on December 31.
The six months ended July 4, 2010 and June 28, 2009 included 185 and 179 calendar days, respectively.
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
As of and during the three and six months ended July 4, 2010 and June 28, 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Note 5) and derivatives and hedging instruments (see Note 8). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three and six months ended July 4, 2010.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of July 4, 2010 was $97.9 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).
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
As of July 4, 2010, we were party to bank guaranties, standby letters of credit, and surety bonds totaling $10.1 million, $9.2 million, and $1.6 million, respectively.
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

In October 2009, the Financial Accounting Standards Board (FASB) issued updates to existing guidance on revenue recognition that we adopted on a prospective basis on January 1, 2010. Under the new guidance, sales of tangible products that have software components that are essential to the functionality of the tangible product are no longer within the scope of the software revenue recognition guidance and are now subject to other relevant revenue recognition guidance. Additionally, the FASB issued an update to existing guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.
Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance, and other support services (maintenance and other support services referred to as post-contract customer support). As a result of the adoption of the new accounting guidance, our Wireless segment’s sales of hardware that include software components are no longer subject to software revenue recognition requirements. In addition, the timing of revenue recognition and amount of revenue to be recognized for each deliverable changed such that less revenue is deferred on arrangements with multiple deliverables for which VSOE has not been established than prior to the adoption of this accounting guidance. For hardware deliverables, revenue is recognized upon delivery. For software deliverables, revenue is recognized upon delivery, unless post-contract customer support is included, in which case the revenue is deferred and recognized over the period of the post-contract customer support. For post-contract customer support, revenue is recognized ratably over the maintenance or support period. The recognition period for the majority of our arrangements is one year. However, the recognition period can range up to three years in some instances. The allocation of the total revenue among the delivered items is based on the estimated selling price of the deliverables, as we have not established VSOE or TPE of selling price. The best estimate of the selling price for each deliverable is determined based on an analysis of the historical average price of such deliverable when sold on a stand-alone basis.
For fiscal years ending December 31, 2009 and prior, when a sale involved multiple elements, we allocated the proceeds from the arrangement to each respective element based on its VSOE of fair value, if established, and recognized revenue when each element’s revenue recognition criteria was met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value could not be established, the proceeds from the arrangement were deferred and recognized ratably over the period related to the last delivered element. Through December 31, 2009, our Wireless segment could not establish VSOE of fair value of hardware, software, and post-contract customer support. As a result, the proceeds and related cost of sales from multiple-element revenue transactions involving these elements were deferred and recognized ratably over the post-contract customer support period, ranging from one to three years.
Our Wireless segment revenues and operating loss for the three months ended July 4, 2010 would have been $12.3 million and $4.4 million, respectively, prior to the adoption of this new accounting guidance. Our Wireless segment revenues and operating loss for the six months ended July 4, 2010 would have been $24.5 million and $9.7 million, respectively, prior to the adoption of this new accounting guidance. See Note 2 for actual operating results.
The following table shows the amount of deferred revenue and cost of sales related to our Wireless segment as of July 4, 2010 and December 31, 2009.

	July 4,	December 31,
	2010	2009
	(in thousands)
Deferred revenue:
Current	$9,280	$19,249
Long-term	2,188	3,481

Total	11,468	22,730

Deferred cost of sales:
Current	2,727	7,119
Long-term	683	1,187

Total	3,410	8,306

Deferred gross profit
Current	6,553	12,130
Long-term	1,505	2,294

Total	$8,058	$14,424

Discontinued Operations
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and the related tax deductions, we established a reserve for uncertain tax positions. In the three and six month periods ended July 4, 2010, we recognized $0.3 million and $0.5 million of interest expense, respectively ($0.2 million and $0.3 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations. Due to the utilization of other net operating loss carryforwards, we did not recognize interest expense related to this reserve in the comparable periods of 2009.
Other Income (Expense)
During the six months ended July 4, 2010, we recorded $1.5 million of other income related to an escrow settlement. The escrow settlement related to indemnification for certain tax matters arising from a previous acquisition. During the six months ended June 28, 2009, we recorded $1.5 million of other expense due to fees incurred related to an amendment of our senior secured credit facility, as discussed in Note 7.
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
Current-Year Adoption of Accounting Pronouncements
On January 1, 2010, we adopted changes issued by the FASB with regard to the disclosures of fair value measurements. This new guidance requires disclosures about transfers into and out of Level 1 and 2 fair value measurements, as well as separate disclosures about purchases, sales, issuances, and settlements relating to recurring Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material impact on our disclosures.

Refer to the discussion above under Revenue Recognition for an analysis of the adoption of other new accounting guidance.
Note 2: Operating Segments
We conduct our operations through four reported operating segments—Americas; Europe, Middle East and Africa (EMEA); Asia Pacific; and Wireless.

			Asia		Total
	Americas	EMEA	Pacific	Wireless	Segments
	(In thousands)
Three Months Ended July 4, 2010
Total assets	$493,233	$396,425	$263,908	$106,305	$1,259,871
External customer revenues	236,923	92,193	81,447	15,577	426,140
Affiliate revenues	12,133	17,880	62	—	30,075
Operating income (loss)	34,159	19,314	9,927	(2,665)	60,735

Three Months Ended June 28, 2009
Total assets	$526,580	$495,276	$229,645	$123,408	$1,374,909
External customer revenues	186,734	86,237	57,616	13,234	343,821
Affiliate revenues	10,888	13,109	—	—	23,997
Operating income (loss)	33,521	(12,685)	8,262	(7,978)	21,120

Six Months Ended July 4, 2010
Total assets	$493,233	$396,425	$263,908	$106,305	$1,259,871
External customer revenues	454,852	182,743	157,392	31,502	826,489
Affiliate revenues	24,870	32,623	62	—	57,555
Operating income (loss)	65,516	33,894	17,453	(5,834)	111,029

Six Months Ended June 28, 2009
Total assets	$526,580	$495,276	$229,645	$123,408	$1,374,909
External customer revenues	368,944	174,298	103,854	25,237	672,333
Affiliate revenues	18,879	25,582	—	—	44,461
Operating income (loss)	58,179	(54,640)	11,596	(16,300)	(1,165)
The following table is a reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) from continuing operations before taxes.

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Segment operating income (loss)	$60,735	$21,120	$111,029	$(1,165)
Corporate expenses	(13,272)	(9,310)	(26,176)	(17,667)
Eliminations	(10,518)	(6,846)	(19,782)	(12,561)

Total operating income (loss)	36,945	4,964	65,071	(31,393)
Interest expense	(14,187)	(8,895)	(27,133)	(16,218)
Interest income	136	238	319	602
Other income (expense)	1,465	—	1,465	(1,541)

Income (loss) from continuing operations before taxes	$24,359	$(3,693)	$39,722	$(48,550)

Note 3: Income (Loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$19,827	$(4,886)	$31,710	$(37,340)
Loss from discontinued operations, net of tax	(155)	—	(291)	—

Net income (loss)	$19,672	$(4,886)	$31,419	$(37,340)

Denominator:
Weighted average shares outstanding, basic	46,779	46,587	46,737	46,557
Effect of dilutive common stock equivalents	1,009	—	910	—

Weighted average shares outstanding, diluted	47,788	46,587	47,647	46,557

For the three and six months ended July 4, 2010, diluted weighted average shares outstanding do not include outstanding equity awards of 1.6 million and 1.4 million, respectively, because to do so would have been anti-dilutive. For the three and six months ended June 28, 2009, diluted weighted average shares outstanding do not include outstanding equity awards of 3.5 million and 3.2 million, respectively, because to do so would have been anti-dilutive.
Note 4: Inventories
The major classes of inventories were as follows:

	July 4,	December 31,
	2010	2009
	(In thousands)
Raw materials	$55,369	$50,973
Work-in-process	34,189	31,977
Finished goods	81,620	84,689
Perishable tooling and supplies	4,063	4,081

Gross inventories	175,241	171,720
Obsolescence and other reserves	(20,258)	(20,458)

Net inventories	$154,983	$151,262

Note 5: Long-Lived Assets
Disposals
During the six months ended July 4, 2010, we sold certain real estate of the EMEA segment for $1.8 million. There was no gain or loss recognized on the sale.
During the six months ended June 28, 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In addition to retaining a 5% interest in the business, we retained the associated land and building, which we are leasing to the buyer. The lease term is 15 years with a lessee option to renew up to an additional 10 years. During the three months ended July 4, 2010, we sold the remaining 5% interest in the business for less than $0.1 million. There was no gain or loss recognized on the sale of the remaining 5% interest.
Impairments
We did not record any asset impairment losses during the three and six months ended July 4, 2010.
During the six months ended June 28, 2009, we determined that certain long-lived assets of the German cable business we sold during that period were impaired. We estimated the fair market value of those assets based upon the terms of the sales agreement and recognized an impairment loss of $20.4 million in the operating results of the EMEA segment. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relations intangible assets, respectively. We also recognized impairment losses on property, plant and equipment of $3.6 million, $1.2 million, and $1.0 million in the Americas, EMEA, and Asia Pacific segments, respectively, primarily related to our decisions to consolidate capacity and dispose of excess machinery and equipment. The fair values of those assets were based upon quoted prices for identical assets (i.e., Level 2 valuation).
Depreciation and Amortization Expense
We recognized depreciation expense of $9.9 million and $20.3 million in the three and six month periods ended July 4, 2010, respectively. We recognized depreciation expense of $9.7 million and $19.0 million in the three and six month periods ended June 28, 2009, respectively.
We recognized amortization expense related to our intangible assets of $4.1 million and $8.4 million in the three and six month periods ended July 4, 2010, respectively. We recognized amortization expense related to our intangible assets of $3.9 million and $7.8 million in the three and six month periods ended June 28, 2009, respectively.
Note 6: Restructuring Activities
Global Restructuring
In the fourth quarter of 2008, we announced our decision to streamline our manufacturing, sales, and administrative functions worldwide in an effort to reduce costs and mitigate the impact of the weakening demand experienced throughout the global economy. During 2010, we continued to implement our plan to streamline these functions and recognized severance costs primarily in the Americas segment totaling $1.1 million (recorded in Cost of Sales) related to these restructuring activities and the planned closure of one of our two manufacturing plants in Leominster, Massachusetts. From inception of these restructuring actions through July 4, 2010, we have recognized severance costs totaling $55.8 million. We do not expect to recognize any additional severance costs related to these restructuring activities.
The table below sets forth severance activity that occurred during 2010. The balances are included in accrued liabilities.

Global
Restructuring
(In thousands)
Balance at December 31, 2009	$12,260
New charges	321
Cash payments	(5,373)
Foreign currency translation	(629)
Other adjustments	(83)

Balance at April 4, 2010	6,496
New charges	783
Cash payments	(2,227)
Foreign currency translation	(630)
Other adjustments	(585)

Balance at July 4, 2010	$3,837

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.
Note 7: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
In the third quarter of 2009, we issued $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semi-annually on June 15 and December 15. We used the $193.7 million in proceeds of this debt offering to repay amounts drawn under our senior secured credit facility. As of July 4, 2010, the carrying value of the notes was $198.8 million. See Note 8 for a discussion of changes to the carrying value of the notes due to hedge accounting.
We also have outstanding $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and with any future senior subordinated debt. They are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semi-annually on March 15 and September 15.
Senior Secured Credit Facility
In the first quarter of 2009, we amended our senior secured credit facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. The amendment also increased the cost of borrowings under the facility by 100 basis points and we incurred $1.5 million of fees that are included in other expense in the Consolidated Statements of Operations. In the third quarter of 2009, we further amended the facility to extend the term from January 2011 to January 2013 and to reduce the size from $350.0 million to $250.0 million through January 2011. In January 2011, the size of the facility reduces from $250.0 million to $230.0 million. The amendment also alters the level of the total leverage ratio covenant, increases the cost of borrowing under the facility, and inserts an asset coverage ratio covenant when the total leverage ratio is in excess of certain levels. As of July 4, 2010, we were in compliance with all of the amended covenants of the facility.
As of July 4, 2010, there were no outstanding borrowings under the facility, and we had $171.9 million in available borrowing capacity. The facility has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States.
Fair Value of Long-Term Debt
The fair value of our debt instruments at July 4, 2010 was approximately $543.7 million based on sales prices of the debt instruments from recent trading activity. This amount represents the fair value of our senior subordinated notes with an aggregate principal amount of $550.0 million.
Note 8: Derivatives and Hedging Activities
We are exposed to various market risks, including fluctuations in interest rates. We use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. We manage our exposure to interest rate risk by maintaining a mix of fixed and variable rate debt. During the quarter ended July 4, 2010, we entered into $200.0 million notional amount of interest rate swap agreements that expire in 2019. The interest rate swaps are receive-fixed, pay-variable rate, and they allowed us to adjust our relative proportion of fixed and floating rate debt. We also entered into a separate $200.0 million notional amount interest rate cap agreement, which caps the variable rate that we are exposed to in the interest rate swaps. We do not hold or issue any derivative instrument for trading or speculative purposes.
These agreements, which represent our derivative instruments, expose us to credit risk to the extent that the counterparties to our interest rate agreements may be unable to meet the terms of the agreements. We seek to mitigate such risks by limiting the counterparties to major financial institutions and by executing our agreements across multiple counterparties.
The interest rate swaps have been formally designated and qualify as fair value hedges. We perform a quarterly assessment of the effectiveness of the hedge relationship, and we measure and recognize any hedge ineffectiveness in earnings. The interest rate swaps have been recorded at fair value in the Consolidated Balance Sheets. Gains and losses due to changes in fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt. Changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both are recognized in interest expense in the Consolidated Statements of Operations.
The interest rate cap has not been designated as a hedging instrument. It has been recorded at fair value in the Consolidated Balance Sheets, and changes in fair value of the interest rate cap are recognized in interest expense in the Consolidated Statements of Operations.
All cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.
The fair value of our derivatives designated as hedging instruments as of July 4, 2010 was $3.6 million, classified within other non-current assets within the Consolidated Balance Sheets. The fair value of our derivatives without hedging designation as of July 4, 2010 was $1.8 million, classified within other non-current liabilities within the Consolidated Balance Sheets. There were no outstanding derivatives as of December 31, 2009.

The gains (losses) for the three and six month periods ended July 4, 2010 attributed to our derivatives designated as hedging instruments are summarized in the table below:

Income Statement	Gain/(loss) on interest
Classification	rate swaps	Gain/(loss) on borrowings
	(in thousands)

Interest Expense	$3,625	$(4,619)

The difference between the gain on the interest rate swaps and the loss on borrowings represents hedge ineffectiveness of $1.0 million.
The loss for the three and six month periods ended July 4, 2010 attributed to our interest rate cap, our derivative without hedging designation, was $1.8 million, classified within interest expense within the Consolidated Statements of Operations.
There were no gains (losses) related to derivatives and hedging instruments for the three and six month periods ended June 28, 2009.
Interest rate derivatives are valued using a present value calculation based on an implied 3-month forward LIBOR curve (adjusted for non-performance risk) and are classified within level 2 of the fair value hierarchy.
Note 9: Income Taxes
Income tax expense was $4.5 million and $8.0 million for the three and six month periods ended July 4, 2010. The effective rate reflected in the provision for income taxes on income from continuing operations before taxes is 18.6% and 20.2% for the three and six month periods ended July 4, 2010. The primary factor in the difference between the effective rate and the amount determined by applying the applicable statutory United States tax rate of 35% is the tax rate differential associated with our foreign earnings.
Note 10: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Three Months Ended
Service cost	$1,304	$751	$25	$17
Interest cost	3,031	2,608	632	733
Expected return on plan assets	(2,974)	(2,143)	—	—
Amortization of prior service cost	4	18	(54)	(74)
Net loss recognition	574	744	58	44

Net periodic benefit cost	$1,939	$1,978	$661	$720

Six Months Ended
Service cost	$3,164	$2,577	$50	$47
Interest cost	7,257	6,348	1,258	1,295
Expected return on plan assets	(7,298)	(6,207)	—	—
Amortization of prior service cost	20	46	(107)	(122)
Net loss recognition	1,518	1,286	116	214

Net periodic benefit cost	$4,661	$4,050	$1,317	$1,434

Note 11: Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Net income (loss)	$19,672	$(4,886)	$31,419	$(37,340)
Foreign currency translation gain (loss)	(29,156)	24,010	(51,262)	5,880

Total comprehensive income (loss)	$(9,484)	$19,124	$(19,843)	$(31,460)

Note 12: Supplemental Guarantor Information
As of July 4, 2010, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	July 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,585	$17,365	$148,665	$—	$245,615
Receivables, net	3	88,795	202,574	—	291,372
Inventories, net	—	93,005	61,978	—	154,983
Deferred income taxes	—	22,188	4,517	—	26,705
Other current assets	4,408	10,882	8,814	—	24,104

Total current assets	83,996	232,235	426,548	—	742,779
Property, plant and equipment, less accumulated depreciation	—	115,775	159,344	—	275,119
Goodwill	—	242,620	59,904	—	302,524
Intangible assets, less accumulated amortization	—	77,538	50,920	—	128,458
Deferred income taxes	—	16,436	19,287	—	35,723
Other long-lived assets	16,192	2,088	50,796	—	69,076
Investment in subsidiaries	899,334	268,632	—	(1,167,966)	—

	$999,522	$955,324	$766,799	$(1,167,966)	$1,553,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$78,049	$114,406	$—	$192,455
Accrued liabilities	16,366	47,740	62,716	—	126,822

Total current liabilities	16,366	125,789	177,122	—	319,277
Long-term debt	548,769	—	—	—	548,769
Postretirement benefits	—	34,137	77,757	—	111,894
Other long-term liabilities	29,464	4,999	6,576	—	41,039
Intercompany accounts	329,819	(602,043)	272,224	—	—
Total stockholders’ equity	75,104	1,392,442	233,120	(1,167,966)	532,700

	$999,522	$955,324	$766,799	$(1,167,966)	$1,553,679

	December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,878	$8,977	$250,024	$—	$308,879
Receivables, net	21	69,444	172,680	—	242,145
Inventories, net	—	86,960	64,302	—	151,262
Deferred income taxes	—	22,188	4,808	—	26,996
Other current assets	5,179	13,825	16,032	—	35,036

Total current assets	55,078	201,394	507,846	—	764,318
Property, plant and equipment, less accumulated depreciation	—	120,655	178,931	—	299,586
Goodwill	—	242,699	70,331	—	313,030
Intangible assets, less accumulated amortization	—	82,129	60,884	—	143,013
Deferred income taxes	—	16,436	20,769	—	37,205
Other long-lived assets	14,154	3,054	46,218	—	63,426
Investment in subsidiaries	853,555	321,200	—	(1,174,755)	—

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$59,846	$109,917	$—	$169,763
Accrued liabilities	15,552	57,423	68,947	—	141,922
Current maturities of long-term debt	46,268	—	—	—	46,268

Total current liabilities	61,820	117,269	178,864	—	357,953
Long-term debt	543,942	—	—	—	543,942
Postretirement benefits	—	35,000	86,745	—	121,745
Other long-term liabilities	27,636	9,581	8,673	—	45,890
Intercompany accounts	238,152	(527,873)	289,721	—	—
Total stockholders’ equity	51,237	1,353,590	320,976	(1,174,755)	551,048

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended July 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$219,838	$243,812	$(37,510)	$426,140
Cost of sales	—	(153,804)	(184,049)	37,510	(300,343)

Gross profit	—	66,034	59,763	—	125,797
Selling, general and administrative expenses	(126)	(44,101)	(30,296)	—	(74,523)
Research and development	—	(6,092)	(7,308)	—	(13,400)
Amortization of intangibles	—	(2,280)	(1,860)	—	(4,140)
Income from equity method investment	—	—	3,211	—	3,211

Operating income (loss)	(126)	13,561	23,510	—	36,945
Interest expense	(14,530)	86	257	—	(14,187)
Interest income	28	2	106	—	136
Other income (expense)	—	—	1,465	—	1,465
Intercompany income (expense)	2,660	(3,669)	1,009	—	—
Income (loss) from equity investment in subsidiaries	28,054	20,834	—	(48,888)	—

Income (loss) from continuing operations before taxes	16,086	30,814	26,347	(48,888)	24,359
Income tax benefit (expense)	3,741	(2,760)	(5,513)	—	(4,532)

Income (loss) from continuing operations	19,827	28,054	20,834	(48,888)	19,827
Loss from discontinued operations, net of tax	(155)	—	—	—	(155)
Net income (loss)	$19,672	$28,054	$20,834	$(48,888)	$19,672

	Three Months Ended June 28, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$181,854	$202,556	$(40,589)	$343,821
Cost of sales	—	(122,483)	(153,409)	40,589	(235,303)

Gross profit	—	59,371	49,147	—	108,518
Selling, general and administrative expenses	(140)	(37,031)	(30,408)	—	(67,579)
Research and development	—	(7,238)	(6,884)	—	(14,122)
Amortization of intangibles	—	(2,026)	(1,885)	—	(3,911)
Income from equity method investment	—	—	695	—	695
Asset impairment	—	(737)	(716)	—	(1,453)
Loss on sale of assets	—	—	(17,184)	—	(17,184)

Operating income (loss)	(140)	12,339	(7,235)	—	4,964
Interest expense	(8,871)	(5)	(19)	—	(8,895)
Interest income	51	5	182	—	238
Intercompany income (expense)	3,042	(8,925)	5,883	—	—
Income (loss) from equity investment in subsidiaries	(1,194)	(4,789)	—	5,983	—

Income (loss) before taxes	(7,112)	(1,375)	(1,189)	5,983	(3,693)
Income tax benefit (expense)	2,226	181	(3,600)	—	(1,193)

Net income (loss)	$(4,886)	$(1,194)	$(4,789)	$5,983	$(4,886)

	Six Months Ended July 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$428,204	$473,498	$(75,213)	$826,489
Cost of sales	—	(299,097)	(358,400)	75,213	(582,284)

Gross profit	—	129,107	115,098	—	244,205
Selling, general and administrative expenses	(382)	(85,794)	(62,207)	—	(148,383)
Research and development	—	(13,264)	(14,933)	—	(28,197)
Amortization of intangibles	—	(4,571)	(3,835)	—	(8,406)
Income from equity method investment	—	—	5,852	—	5,852

Operating income (loss)	(382)	25,478	39,975	—	65,071
Interest expense	(27,291)	65	93	—	(27,133)
Interest income	74	6	239	—	319
Other income (expense)	—	—	1,465	—	1,465
Intercompany income (expense)	5,666	(5,972)	306	—	—
Income (loss) from equity investment in subsidiaries	45,942	32,279	—	(78,221)	—

Income (loss) from continuing operations before taxes	24,009	51,856	42,078	(78,221)	39,722
Income tax benefit (expense)	7,701	(5,914)	(9,799)	—	(8,012)

Income (loss) from continuing operations	31,710	45,942	32,279	(78,221)	31,710
Loss from discontinued operations, net of tax	(291)	—	—	—	(291)
Net income (loss)	$31,419	$45,942	$32,279	$(78,221)	$31,419

	Six Months Ended June 28, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$353,812	$390,323	$(71,802)	$672,333
Cost of sales	—	(240,078)	(311,346)	71,802	(479,622)

Gross profit	—	113,734	78,977	—	192,711
Selling, general and administrative expenses	(164)	(71,685)	(72,427)	—	(144,276)
Research and development	—	(14,641)	(16,036)	—	(30,677)
Amortization of intangibles	—	(4,050)	(3,726)	—	(7,776)
Income from equity method investment	—	—	1,985	—	1,985
Asset impairment	—	(4,040)	(22,136)	—	(26,176)
Loss on sale of assets	—	—	(17,184)	—	(17,184)

Operating income (loss)	(164)	19,318	(50,547)	—	(31,393)
Interest expense	(16,190)	71	(99)	—	(16,218)
Interest income	56	85	461	—	602
Other income (expense)	(1,541)	—	—	—	(1,541)
Intercompany income (expense)	5,984	(12,178)	6,194	—	—
Income (loss) from equity investment in subsidiaries	(29,789)	(36,122)	—	65,911	—

Income (loss) before taxes	(41,644)	(28,826)	(43,991)	65,911	(48,550)
Income tax benefit (expense)	4,304	(963)	7,869	—	11,210

Net income (loss)	$(37,340)	$(29,789)	$(36,122)	$65,911	$(37,340)

Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended July 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
	(In thousands)
Net cash provided by (used for) operating activities	$79,937	$13,895	$(88,319)	$5,513
Cash flows from investing activities:
Capital expenditures	—	(7,658)	(5,047)	(12,705)
Proceeds from disposal of tangible assets	—	2,314	18	2,332
Cash provided by other investing activities	163	—	—	163

Net cash provided by (used for) investing activities	163	(5,344)	(5,029)	(10,210)

Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—	—	(46,268)
Cash dividends paid	(4,712)	—	—	(4,712)
Tax deficiency related to share-based compensation	(210)	—	—	(210)
Proceeds from exercises of stock options	634	—	—	634
Intercompany capital contributions	163	(163)	—	—

Net cash used for financing activities	(50,393)	(163)	—	(50,556)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	(8,011)	(8,011)

Increase (decrease) in cash and cash equivalents	29,707	8,388	(101,359)	(63,264)
Cash and cash equivalents, beginning of period	49,878	8,977	250,024	308,879

Cash and cash equivalents, end of period	$79,585	$17,365	$148,665	$245,615

	Six Months Ended June 28, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
	(In thousands)
Net cash provided by (used for) operating activities	$67,103	$(35,736)	$37,967	$69,334

Cash flows from investing activities:
Capital expenditures	—	(10,462)	(7,880)	(18,342)
Proceeds from disposal of tangible assets	—	(18)	385	367

Net cash used for investing activities	—	(10,480)	(7,495)	(17,975)

Cash flows from financing activities:
Cash dividends paid	(4,707)	—	—	(4,707)
Debt issuance costs	(1,541)	—	—	(1,541)
Tax deficiency related to share-based compensation	(1,469)	—	—	(1,469)
Proceeds from exercises of stock options	23	—	—	23

Net cash used for financing activities	(7,694)	—	—	(7,694)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	3,562	3,562

Increase (decrease) in cash and cash equivalents	59,409	(46,216)	34,034	47,227
Cash and cash equivalents, beginning of period	130	57,522	169,761	227,413

Cash and cash equivalents, end of period	$59,539	$11,306	$203,795	$274,640

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
Global Restructuring Activities
During 2010, we continued to implement our plan to streamline our manufacturing, sales, and administrative functions. We recognized severance costs primarily in the Americas segment totaling $0.8 million and $1.1 million in the three and six month periods ended July 4, 2010, respectively, related to these restructuring activities and the planned closure of one of our two manufacturing plants in Leominster, Massachusetts. We do not expect to recognize any additional severance costs related to these restructuring activities.
Derivatives and hedging activities
During the quarter ended July 4, 2010, we entered into $200.0 million notional amount of interest rate swap agreements that expire in 2019. The interest rate swaps are receive-fixed, pay-variable rate, and they allowed us to adjust our relative proportion of fixed and floating rate debt. We also entered into a separate $200.0 million notional amount interest rate cap agreement, which caps the variable rate that we are exposed to in the interest rate swaps. The interest rate swaps have been designated and accounted for as fair value hedges, and the interest rate cap has been accounted for at fair value. We recorded a $2.7 million net loss on these instruments for the three and six month periods ended July 4, 2010, which is included in interest expense in the Consolidated Statements of Operations. See Note 8 for further discussion.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At July 4, 2010, the total unrecognized compensation cost related to all nonvested awards was $23.5 million. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Recent Accounting Pronouncements
Discussion regarding recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the six months ended July 4, 2010:
•	Our critical accounting policy regarding revenue recognition was updated as a result of the adoption of new accounting guidance, as discussed in Note 1 to the Consolidated Financial Statements. We also added a new critical accounting policy regarding derivatives and hedging activities, as discussed below. We did not change any of our other existing critical accounting policies from those listed in our 2009 Annual Report on Form 10-K;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
We are exposed to various market risks, including fluctuations in interest rates. We use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. We manage our exposure to interest rate risk by maintaining a mix of fixed and variable rate debt. During the quarter ended July 4, 2010, we entered into $200.0 million notional amount of interest rate swap agreements that expire in 2019. The interest rate swaps are receive-fixed, pay-variable rate, and they allowed us to adjust our relative proportion of fixed and floating rate debt. We also entered into a separate $200.0 million notional amount interest rate cap agreement, which caps the variable rate that we are exposed to in the interest rate swaps. We do not hold or issue any derivative instrument for trading or speculative purposes.
We report all derivative financial instruments on the balance sheet at fair value. Derivative instruments, such as our interest rate swaps, may be designated as a hedge of the exposure to changes in the fair value of an asset or liability if the hedging relationship is expected to be highly effective in offsetting changes in fair value attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment are recognized in earnings. Gains or losses on derivative instruments recognized in earnings are reported in the same line item as the associated hedged transaction in the Consolidated Statements of Operations. If a derivative has not been designated as part of a hedging relationship, such as our interest rate cap, it is recorded at fair value with changes in fair value recognized in earnings.

Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%	Six Months Ended		%
	July 4, 2010	June 28, 2009	Change	July 4, 2010	June 28, 2009	Change
	(in thousands, except percentages)
Revenues	$426,140	$343,821	23.9%	$826,489	$672,333	22.9%
Gross profit	125,797	108,518	15.9%	244,205	192,711	26.7%
Selling, general and administrative expenses	74,523	67,579	10.3%	148,383	144,276	2.8%
Research and development	13,400	14,122	-5.1%	28,197	30,677	-8.1%
Income from equity method investment	3,211	695	362.0%	5,852	1,985	194.8%
Operating income (loss)	36,945	4,964	644.3%	65,071	(31,393)	307.3%
Income (loss) from continuing operations before taxes	24,359	(3,693)	759.6%	39,722	(48,550)	181.8%
Net income (loss)	19,672	(4,886)	502.6%	31,419	(37,340)	184.1%
Revenues increased in the three and six month periods ended July 4, 2010 for the following reasons:
•	An increase in unit sales volume due to broad-based market improvements resulted in a revenue increase of $60.3 million and $101.7 million, respectively.

•	An increase in sales prices, primarily attributable to an increase in copper prices, resulted in a revenue increase of $20.0 million and $39.8 million, respectively.

•	Acquisitions contributed $3.7 million and $7.0 million of revenue, respectively.

•	The recognition of previously deferred revenue associated with the Wireless segment resulted in a revenue increase of $6.1 million and $12.2 million, respectively.
The positive impact that the factors listed above had on the revenue comparison was partially offset by $6.5 million and $17.7 million, respectively, of lost sales due to dispositions in Europe during 2009. Foreign currency translation was unfavorable for the three month period ended July 4, 2010, and resulted in a $1.3 million decrease in revenues. Foreign currency translation was favorable for the six month period ended July 4, 2010, and resulted in an $11.2 million increase in revenue.
Gross profit increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009 due to the increases in revenue as discussed above and decreases in severance and other restructuring costs. In the three and six month periods ended July 4, 2010, cost of sales included $4.8 million and $9.8 million, respectively, of severance and other restructuring costs compared to $4.8 million and $22.7 million, respectively, in the comparable periods of 2009. These costs were due to global restructuring actions to streamline our manufacturing functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy.
Selling, general and administrative expenses increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009. These increases are primarily due to higher payroll and incentive compensation costs, as well as higher discretionary spending for items such as consulting fees, travel costs, and advertising.
The decrease in research and development costs in the three month period ended July 4, 2010 is primarily due to lower payroll and incentive compensation costs, due to lower headcount as a result of global restructuring actions previously taken. The decrease in research and development costs in the six month period ended July 4, 2010 is primarily due to lower severance costs. In the six month period ended June 28, 2009, research and development included $1.7 million of severance costs. Research and development costs did not include any severance costs during the six month period ended July 4, 2010.

Income from our equity method investment increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009 due to overall improved performance of a joint venture in China associated with our EMEA segment.
During the first six months of 2009, we recognized asset impairment losses totaling $26.2 million primarily related to a German cable business that we sold in the second quarter of 2009. We did not recognize any asset impairment losses during the first six months of 2010.
During the first six months of 2009, we sold a 95% ownership interest in a German cable business. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. We did not have any significant gains or losses on the sale of assets during the first six months of 2010.
Operating income increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009 due to the increase in revenues and gross profit and the decrease in severance and other restructuring costs, asset impairment losses, and losses on the sale of assets as discussed above. Operating income also increased due to the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean enterprise strategies.
Income from continuing operations before income taxes increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009 due to the increases in operating income, as discussed above. In addition, we recognized $1.5 million of other income during the three and six month periods ended July 4, 2010 due to an escrow settlement related to a prior acquisition. We recognized $1.5 million of other expense in the six month period ended June 28, 2009 due to fees paid related to an amendment of our senior secured credit facility. In addition, we recognized $2.7 million of net losses on derivatives and hedging instruments recognized within interest expense for the three and six month periods ended July 4, 2010.
We recognized income tax expense of $4.5 million and $8.0 million for the three and six month periods ended July 4, 2010. Our effective tax rate for the six month period ended July 4, 2010 was 20.2% expense compared to a benefit of 23.1% in 2009. This change is primarily attributable to the increase in income before taxes as well as the impact of the income tax benefit associated with the loss on sale of a German cable business in 2009.
Americas Segment

	Three Months Ended		%	Six Months Ended		%
	July 4, 2010	June 28, 2009	Change	July 4, 2010	June 28, 2009	Change
	(in thousands, except percentages)
Total revenues	$249,056	$197,622	26.0%	$479,722	$387,823	23.7%
Operating income	34,159	33,521	1.9%	65,516	58,179	12.6%
as a percent of total revenues	13.7%	17.0%		13.7%	15.0%
Americas total revenues, which include affiliate revenues, increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009 due to higher unit sales volume of $28.7 million and $46.8 million, respectively. Higher selling prices, primarily associated with an increase in copper prices, contributed $12.5 million and $20.8 million, respectively, to the increase in revenues. The increase in revenues was also due to favorable currency translation of $5.3 million and $11.4 million, respectively, resulting primarily from the Canadian dollar strengthening against the U.S. dollar. Higher affiliate sales contributed $1.2 million and $5.9 million, respectively, of the increase in revenues. Acquisitions contributed $3.7 million and $7.0 million, respectively, of the increase in revenues.

Operating income increased in the three and six month periods ended July 4, 2010 due to the increase in revenues as discussed above. However, operating income does not benefit from an increase in revenues due to higher copper prices. In addition, the impact of the increase in revenue was partially offset by higher investment in selling, general, and administrative expenses and research and development expenses in the periods. Furthermore, operating margin decreased due to competitive market pressures that resulted in lower pricing, exclusive of pricing changes due to copper prices.
Operating income also increased due to the reduction in asset impairment losses. In the three and six months ended June 28, 2009, the segment recognized $0.7 million and $3.6 million of asset impairment losses, respectively. The segment did not recognize any asset impairment charges in the three and six months ended July 4, 2010. These increases in operating income were partially offset by increases in severance and other restructuring costs. In the three and six months ended July 4, 2010, the segment recognized severance and other restructuring charges of $4.3 million and $8.7 million, respectively, primarily related to the anticipated closure of one of our two manufacturing plants in Leominster, Massachusetts. In the three and six months ended June 28, 2009, the segment recognized $4.0 million and $6.2 million of severance and other restructuring charges, respectively, primarily related to our global restructuring actions.
EMEA Segment

	Three Months Ended		%	Six Months Ended		%
	July 4, 2010	June 28, 2009	Change	July 4, 2010	June 28, 2009	Change
	(in thousands, except percentages)
Total revenues	$110,073	$99,346	10.8%	$215,366	$199,880	7.7%
Operating income (loss)	19,314	(12,685)	252.3%	33,894	(54,640)	162.0%
as a percent of total revenues	17.5%	-12.8%		15.7%	-27.3%
EMEA total revenues, which include affiliate revenues, increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009 due to higher unit sales volume of $19.2 million and $27.0 million, respectively. Higher affiliate sales contributed $4.8 million and $7.1 million, respectively, of the increase in revenues. The increases in revenues were partially offset by decreases in revenues due to asset divestitures, foreign currency translation, and changes in prices. Revenue decreased by $6.5 million and $17.7 million, respectively, due to lost sales due to asset dispositions in 2009. Revenue decreased by $6.2 million and $0.7 million, respectively, due to the impact of unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro. Changes in selling prices resulted in a decrease in revenues of $0.6 million and $0.2 million, respectively.
Operating income increased in the three and six month periods ended July 4, 2010 due to the increase in revenues as discussed above. Operating income also increased due to reductions in asset impairment losses, losses on the sale of assets, and severance and other restructuring costs. In the three and six month periods ended June 28, 2009, the segment recognized asset impairment losses of $0.7 million and $21.6 million, respectively. There were no asset impairment losses recorded in the three and six month periods ended July 4, 2010. In the three and six month periods ended June 28, 2009, the segment recognized losses on the sale of a German cable business of $17.2 million. There were no losses on the sale of assets in the three and six month periods ended July 4, 2010. In the three and six month periods ended June 28, 2009, the segment recognized severance and other restructuring costs of $2.6 million and $27.5 million, respectively, primarily related to our global restructuring actions. In the three and six month periods ended July 4, 2010, the segment recognized severance and restructuring costs of $0.6 million and $1.5 million, respectively, related to our global restructuring actions.

Asia Pacific Segment

	Three Months Ended		%	Six Months Ended		%
	July 4, 2010	June 28, 2009	Change	July 4, 2010	June 28, 2009	Change
	(in thousands, except percentages)
Total revenues	$81,509	$57,616	41.5%	$157,454	$103,854	51.6%
Operating income	9,927	8,262	20.2%	17,453	11,596	50.5%
as a percent of total revenues	12.2%	14.3%		11.1%	11.2%
Asia Pacific total revenues, which include affiliate revenues, increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009 due to higher unit sales volume of $16.6 million and $33.6 million, respectively. Higher selling prices, due primarily to increases in copper prices, resulted in revenue increases of $7.7 million and $19.4 million, respectively. The remaining fluctuations in revenue were due to foreign currency translation.
Operating income increased in the three and six month periods ended July 4, 2010 due to the increase in revenues as discussed above. Operating income also increased due to reductions in asset impairment losses. In the six month period ended June 28, 2009, the segment recognized asset impairment losses of $1.0 million. There were no asset impairment losses recorded in the three and six month periods ended July 4, 2010.
Wireless Segment

	Three Months Ended		%	Six Months Ended		%
	July 4, 2010	June 28, 2009	Change	July 4, 2010	June 28, 2009	Change
	(in thousands, except percentages)
Total revenues	$15,577	$13,234	17.7%	$31,502	$25,237	24.8%
Operating loss	(2,665)	(7,978)	66.6%	(5,834)	(16,300)	64.2%
as a percent of total revenues	-17.1%	-60.3%		-18.5%	-64.6%
Sales transactions from our Wireless segment often involve multiple elements in which a portion of the sales proceeds are deferred and recognized ratably over the period related to the last delivered element. As discussed in Note 1, effective January 1, 2010 we adopted new accounting guidance regarding revenue recognition for multiple element arrangements which results in less deferred revenue for the Wireless segment. As of July 4, 2010, total deferred revenue and deferred cost of sales were $11.5 million and $3.4 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to three years.
The changes in the deferred revenue and deferred cost of sales balances are as follows (in thousands):

	Deferred	Deferred Cost	Deferred Gross
	Revenue	of Sales	Profit
Balance, December 31, 2009	$22,730	$8,306	$14,424
Balance, July 4, 2010	11,468	3,410	8,058

Decrease	$(11,262)	$(4,896)	$(6,366)

Balance, December 31, 2008	$20,166	$7,270	$12,896
Balance, June 28, 2009	20,948	7,235	13,713

Increase (decrease)	$782	$(35)	$817

Wireless total revenues increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009. The deferred revenue balance decreased by $5.4 million and $11.3 million compared to April 4, 2010 and December 31, 2009. This increase in revenue and decrease in deferred revenue was due to the recognition of previously deferred revenue in excess of new deferred revenue transactions during the quarter. New deferred revenue transactions decreased as a result of the adoption of the new accounting guidance referred to above. The increase in revenue was partially offset by a $3.1 million and $5.0 million decrease in revenues as a result of lower unit sales volume.
Operating loss improved in the three and six month periods ended July 4, 2010 due to the increase in revenues, as discussed above, and a reduction in operating costs. The adoption of the new accounting guidance resulted in $1.7 million and $3.8 million of the improvement in operating loss, respectively. In addition, selling, general, and administrative expenses, and research and development expenses decreased by $2.1 million and $5.1 million, respectively, from the comparable periods in 2009 due to the benefit of cost savings initiatives.
We expect that the Wireless segment operating loss will continue to be positively impacted by the adoption of the new revenue recognition guidance for the remainder of fiscal year 2010. We expect the positive impact for our fiscal third and fourth quarters to be similar to the impact experienced in the first two quarters of 2010. We do not expect that the impact of the new revenue recognition guidance will be significant in periods beyond 2010. The recognition period of our deferred revenue and deferred cost of sales for the majority of our arrangements is one year. However, the recognition period can range up to three years in some instances.

Corporate Expenses

	Three Months Ended		%	Six Months Ended		%
	July 4, 2010	June 28, 2009	Change	July 4, 2010	June 28, 2009	Change
	(in thousands, except percentages)
Total corporate expenses	$13,272	$9,310	42.6%	$26,176	$17,667	48.2%
Corporate expenses include administrative and other costs that are not allocated to the segments. These expenses increased in the three and six month periods ended July 4, 2010 from the comparable periods in 2009 due to higher payroll and incentive compensation costs, and other discretionary items such as consulting fees, advertising, travel, and training costs.
Discontinued Operations
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. In the three and six month periods ended July 4, 2010, we recognized $0.3 million and $0.5 million of interest expense, respectively ($0.2 million and $0.3 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations. Due to the utilization of other net operating loss carryforwards, we did not recognize interest expense related to this reserve in the comparable periods of 2009.
Liquidity and Capital Resources
Significant factors that have affected or may affect our cash liquidity include: (1) cash provided by operating activities; (2) disposals of tangible assets; (3) exercises of stock options; (4) cash used for business acquisitions, restructuring actions, capital expenditures, share repurchases and dividends; and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash throughout 2010 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions for our retirement plans, quarterly dividend payments, severance payments from our restructuring actions, and our short-term operating strategies. Economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing could affect our ability to continue to fund our future needs from business operations.
The following table is derived from our Consolidated Cash Flow Statements:

	Six Months Ended
	July 4, 2010	June 28, 2009
	(In thousands)
Net cash provided by (used for):
Operating activities	$5,513	$69,334
Investing activities	(10,210)	(17,975)
Financing activities	(50,556)	(7,694)
Effects of currency exchange rate changes on cash and cash equivalents	(8,011)	3,562

Increase (decrease) in cash and cash equivalents	(63,264)	47,227
Cash and cash equivalents, beginning of period	308,879	227,413

Cash and cash equivalents, end of period	$245,615	$274,640

Net cash provided by operating activities, a key source of our liquidity, decreased by $63.8 million in the six month period ended July 4, 2010 from the comparable period in 2009. The most significant factor impacting the decrease was the change in operating assets and liabilities. For the six month period ended July 4, 2010, changes in operating assets and liabilities were a use of cash of $57.5 million, as compared to a source of cash of $34.4 million in the comparable period of 2009. An increase in accounts receivable represented the largest unfavorable change in operating assets and liabilities compared to the prior year. Accounts receivable were a use of cash for the period due to the 23% increase in revenues year-over-year. While accounts receivable increased consistent with the revenue growth, our days’ sales outstanding improved from 65 days’ sales outstanding as of June 28, 2009 to 62 days’ sales outstanding as of July 4, 2010. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter. We also experienced an unfavorable change in inventories compared to the prior year. While inventories were a use of cash for the period due to the increase in revenues year-over-year, our inventory turns improved from 6.1 turns as of June 28, 2009 to 7.8 turns as of July 4, 2010. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter. The impact of the unfavorable change in operating assets and liabilities was partially offset by the increase in net income from the prior year.
Net cash used for investing activities totaled $10.2 million in the first six months of 2010 compared to $18.0 million in the first six months of 2009. Investing activities in the first six months of 2010 primarily related to expenditures for capacity enhancements and relocations pursuant to our regional manufacturing initiatives as well as enterprise resource planning software. Capital expenditures in the first six months of 2010 were partially offset by the receipt of proceeds from the sale of certain real estate in the EMEA segment. Investing activities in the first six months of 2009 primarily related to capital expenditures for enterprise resource planning software and capacity enhancements at certain locations. We anticipate that future capital expenditures will be funded with available cash.
Net cash used for financing activities in the first six months of 2010 totaled $50.6 million compared to $7.7 million in the first six months of 2009. This change is primarily due to the repayment of $46.3 million of outstanding borrowings under our revolving credit facility during the first six months of 2010.
Our outstanding debt obligations as of July 4, 2010 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of July 4, 2010, there were no outstanding borrowings under our senior secured credit facility, and we had $171.9 million in available borrowing capacity. We were in compliance with all of the amended covenants of the facility as of July 4, 2010. Additional discussion regarding our various borrowing arrangements is included in Note 7 to the Consolidated Financial Statements.

Forward Looking Statements
Statements in this report other than historical facts are forward looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward looking statements are based on forecasts and projections about the industries which we serve and about general economic conditions. They reflect management’s beliefs and expectations. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. The current global economic slowdown has adversely affected our results of operations and may continue to do so. Additional factors that may cause actual results to differ from our expectations include: our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); our reliance on key distributors in marketing our products; the competitiveness of the global cable, connectivity, networking, and wireless industries; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, and other materials; variability in our quarterly and annual effective tax rates; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; our ability to retain senior management and key employees; volatility of credit markets; our ability to integrate successfully acquired businesses; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; variability associated with derivative and hedging instruments; and other factors.
For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010. We disclaim any duty to update any forward looking statements as a result of new information, future developments, or otherwise.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
We are exposed to various market risks, including fluctuations in interest rates. We use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. We manage our exposure to interest rate risk by maintaining a mix of fixed and variable rate debt. During the quarter ended July 4, 2010, we entered into $200.0 million notional amount of interest rate swap agreements that expire in 2019. The interest rate swaps are receive-fixed, pay-variable rate, and they allowed us to adjust our relative proportion of fixed and floating rate debt. We also entered into a separate $200.0 million notional amount interest rate cap agreement, which caps the variable rate that we are exposed to in the interest rate swaps. We do not hold or issue any derivative instrument for trading or speculative purposes.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts of long-term debt and notional amounts of derivative instruments by expected maturity dates and fair values as of July 4, 2010.

	Principal Amount by Expected Maturity			Fair
	2010	Thereafter	Total	Value
Long Term Debt	(In thousands, except interest rates)
Fixed-rate senior subordinated notes	$—	$350,000	$350,000	$350,000
Average interest rate		7.00%

Fixed-rate senior subordinated notes	$—	$200,000	$200,000	$193,700
Average interest rate		9.25%

Variable-rate senior secured credit facility	$—	$—	$—	$—

	Notional Amount by Expected Maturity			Fair
	2010	Thereafter	Total	Value
Interest Rate Instruments	(In thousands, except interest rates)
Fixed to variable interest rate swaps (1)	$—	$200,000	$200,000	$3,625
Average receive rate at July 4, 2010		9.25%
Average pay rate at July 4, 2010		6.59%

Interest rate cap (1)	$—	$200,000	$200,000	$1,755
Average pay rate at July 4, 2010 (2)		0.31%

(1)	As of July 4, 2010, the interest rate swap is in an asset position and the interest rate cap is in a liability position.

(2)	Under the interest rate cap, we receive the excess of the 3-month forward LIBOR compared to 8.00%.
Item 7A of our 2009 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no other material changes in our exposure to market risks since December 31, 2009.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 86 of which are pending as of July 26, 2010, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Illinois and Pennsylvania, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through July 26, 2010, we have been dismissed, or reached agreement to be dismissed, in more than 370 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2009 Annual Report on Form 10-K, except as noted below. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.
We are subject to interest rate risk and counterparty credit risk.
We are exposed to various market risks, including fluctuations in interest rates. We use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. We manage our exposure to interest rate risk by maintaining a mix of fixed and variable rate debt. During the quarter ended July 4, 2010, we entered into $200.0 million notional amount of interest rate swap agreements that expire in 2019. We also entered into a separate $200.0 million notional amount interest rate cap agreement, which caps the variable rate that we are exposed to in the interest rate swaps. We do not expect changes in interest rates to have a material effect on income or cash flows in 2010, although there can be no assurances that interest rates will not significantly change.
These agreements expose us to credit risk to the extent that the counterparties to our interest rate agreements may be unable to meet the terms of the agreements. We seek to mitigate such risks by limiting the counterparties to major financial institutions and by executing our agreements across multiple counterparties. If a counterparty to one of our interest rate swap agreements was unable to perform, it could negatively impact our strategy to maintain a mix of fixed and variable rate debt. If a counterparty to our interest rate cap was unable to perform, it could increase our exposure to interest rate risk.

Item 6: Exhibits
Exhibits

Exhibit 10.1	Executive Employment Agreement with Christoph Gusenleitner.

Exhibit 10.2	First Amendment to Amended and Restated Executive Employment Agreement with Denis Suggs.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	XBRL Taxonomy Extension Label

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.
Date: August 11, 2010	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: August 11, 2010	By:	/s/ Gray G. Benoist
Gray G. Benoist
Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer