Form 10-Q
period 2010-10-03
BELDEN INC.
filed 2010-11-12
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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
As of November 8, 2010, the Registrant had 46,937,599 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 4: Controls and Procedures
PART II OTHER INFORMATION
Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 6: Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	October 3,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$296,081	$308,879
Receivables, net	291,132	242,145
Inventories, net	167,483	151,262
Deferred income taxes	26,854	26,996
Other current assets	18,077	35,036

Total current assets	799,627	764,318

Property, plant and equipment, less accumulated depreciation	282,517	299,586
Goodwill	308,864	313,030
Intangible assets, less accumulated amortization	128,014	143,013
Deferred income taxes	36,376	37,205
Other long-lived assets	70,261	63,426

	$1,625,659	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,835	$169,763
Accrued liabilities	140,602	141,922
Current maturities of long-term debt	—	46,268

Total current liabilities	344,437	357,953

Long-term debt	551,247	543,942
Postretirement benefits	115,642	121,745
Other long-term liabilities	31,050	45,890
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	597,777	591,917
Retained earnings	117,508	72,625
Accumulated other comprehensive income (loss)	(7,258)	14,614
Treasury stock	(125,247)	(128,611)

Total stockholders’ equity	583,283	551,048

	$1,625,659	$1,620,578

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands, except per share data)
Revenues	$411,472	$355,159	$1,237,961	$1,027,492
Cost of sales	(285,777)	(247,086)	(868,061)	(726,708)

Gross profit	125,695	108,073	369,900	300,784
Selling, general and administrative expenses	(71,392)	(71,489)	(219,775)	(215,765)
Research and development	(14,794)	(14,161)	(42,991)	(44,838)
Amortization of intangibles	(4,152)	(3,983)	(12,558)	(11,759)
Income from equity method investment	3,053	2,418	8,905	4,403
Asset impairment	—	—	—	(26,176)
Loss on sale of assets	—	—	—	(17,184)

Operating income (loss)	38,410	20,858	103,481	(10,535)
Interest expense	(11,779)	(12,575)	(38,912)	(28,793)
Interest income	127	199	446	801
Other income (expense)	—	—	1,465	(1,541)

Income (loss) from continuing operations before taxes	26,758	8,482	66,480	(40,068)
Income tax expense	(6,002)	(15,958)	(14,014)	(4,748)

Income (loss) from continuing operations	20,756	(7,476)	52,466	(44,816)
Loss from discontinued operations, net of tax	(151)	—	(442)	—

Net income (loss)	$20,605	$(7,476)	$52,024	$(44,816)

Weighted average number of common shares and equivalents:
Basic	46,813	46,607	46,762	46,574
Diluted	47,721	46,607	47,665	46,574

Basic income (loss) per share
Continuing operations	$0.44	$(0.16)	$1.12	$(0.96)
Discontinued operations	—	—	(0.01)	—

Net Income (loss)	$0.44	$(0.16)	$1.11	$(0.96)

Diluted income (loss) per share
Continuing operations	$0.43	$(0.16)	$1.10	$(0.96)
Discontinued operations	—	—	(0.01)	—

Net Income (loss)	$0.43	$(0.16)	$1.09	$(0.96)

Dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$52,024	$(44,816)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,525	40,630
Share-based compensation	9,539	8,373
Provision for inventory obsolescence	2,924	4,912
Non-cash loss on derivatives and hedging instruments	2,893	—
Tax deficiency related to share-based compensation	239	1,507
Amortization of discount on long-term debt	195	103
Asset impairment	—	26,176
Loss on sale of assets	—	17,184
Pension funding in excess of pension expense	(5,753)	(7,000)
Income from equity method investment	(8,905)	(4,403)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(51,874)	40,784
Inventories	(20,898)	49,631
Deferred cost of sales	6,479	(514)
Accounts payable	34,288	2,517
Accrued liabilities	10,252	(23,543)
Deferred revenue	(14,771)	843
Accrued taxes	(1,295)	1,996
Other assets	9,755	6,390
Other liabilities	(11,206)	(834)

Net cash provided by operating activities	55,411	119,936

Cash flows from investing activities:
Capital expenditures	(19,198)	(26,178)
Proceeds from disposal of tangible assets	2,332	367
Cash provided by other investing activities	163	—

Net cash used for investing activities	(16,703)	(25,811)

Cash flows from financing activities:
Borrowings under credit arrangements	—	193,732
Payments under borrowing arrangements	(46,268)	(193,732)
Debt issuance costs	—	(11,810)
Cash dividends paid	(7,052)	(7,037)
Tax deficiency related to share-based compensation	(239)	(1,507)
Proceeds from exercise of stock options	720	23
Cash received upon termination of derivative instruments	4,217	—

Net cash used for financing activities	(48,622)	(20,331)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,884)	10,585

Increase (decrease) in cash and cash equivalents	(12,798)	84,379
Cash and cash equivalents, beginning of period	308,879	227,413

Cash and cash equivalents, end of period	$296,081	$311,792

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
NINE MONTHS ENDED OCTOBER 3, 2010
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional				Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
					(In thousands)
Balance at December 31, 2009	50,335	$503	$591,917	$72,625	(3,675)	$(128,611)	$58,060	$(43,446)	$551,048
Net income				52,024					52,024
Foreign currency translation	—	—	—	—	—	—	(21,872)	—	(21,872)

Comprehensive income									30,152
Exercise of stock options, net of tax withholding forfeitures	—	—	(564)	—	51	1,105	—	—	541
Release of restricted stock, net of tax withholding forfeitures	—	—	(2,900)	—	105	2,259	—	—	(641)
Share-based compensation	—	—	9,300	—	—	—	—	—	9,300
Dividends ($0.15 per share)	—	—	24	(7,141)	—	—	—	—	(7,117)

Balance at October 3, 2010	50,335	$503	$597,777	$117,508	(3,519)	$(125,247)	$36,188	$(43,446)	$583,283

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
The nine months ended October 3, 2010 and September 27, 2009 included 276 and 270 calendar days, respectively.
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
As of and during the three and nine months ended October 3, 2010 and September 27, 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Note 5) and derivatives and hedging instruments (see Note 8). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended October 3, 2010 and September 27, 2009.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of October 3, 2010 was $87.6 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).
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
As of October 3, 2010, we were party to bank guaranties, standby letters of credit, and surety bonds totaling $10.1 million, $10.1 million, and $1.6 million, respectively.
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
Sales from our Wireless segment often involve multiple elements, principally hardware, software, hardware and software maintenance, and other support services (maintenance and other support services referred to as post-contract customer support). As a result of the adoption of the new accounting guidance, our Wireless segment’s sales of hardware that include software components are no longer subject to software revenue recognition requirements. In addition, the timing of revenue recognition and amount of revenue to be recognized for each deliverable changed such that less revenue is deferred on arrangements with multiple deliverables for which VSOE has not been established than prior to the adoption of this accounting guidance. For hardware deliverables, revenue is recognized upon delivery. For software deliverables, revenue is recognized upon delivery, unless post-contract customer support is included, in which case the revenue is deferred and recognized over the period of the post-contract customer support. For post-contract customer support, revenue is recognized ratably over the maintenance or support period. The recognition period for the majority of our arrangements is one year. However, the recognition period can range up to five years in some instances. The allocation of the total revenue among the delivered items is based on the estimated selling price of the deliverables, as we have not established VSOE or TPE of selling price. The best estimate of the selling price for each deliverable is determined based on an analysis of the historical average price of such deliverable when sold on a stand-alone basis.
For fiscal years ending December 31, 2009 and prior, when a sale involved multiple elements, we allocated the proceeds from the arrangement to each respective element based on its VSOE of fair value, if established, and recognized revenue when each element’s revenue recognition criteria was met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value could not be established, the proceeds from the arrangement were deferred and recognized ratably over the period related to the last delivered element. Through December 31, 2009, our Wireless segment could not establish VSOE of fair value of hardware, software, and post-contract customer support. As a result, the proceeds and related cost of sales from multiple-element revenue transactions involving these elements were deferred and recognized ratably over the post-contract customer support period, ranging from one to five years.
Our Wireless segment revenues and operating loss for the three months ended October 3, 2010 would have been $10.3 million and $5.3 million, respectively, prior to the adoption of this new accounting guidance. Our Wireless segment revenues and operating loss for the nine months ended October 3, 2010 would have been $34.8 million and $15.0 million, respectively, prior to the adoption of this new accounting guidance. See Note 2 for actual operating results.
The following table shows the amount of deferred revenue and cost of sales related to our Wireless segment as of October 3, 2010 and December 31, 2009.

	October 3,	December 31,
	2010	2009
	(In thousands)
Deferred revenue
Current	$6,356	$19,249
Long-term	1,603	3,481

Total	7,959	22,730

Deferred cost of sales
Current	1,377	7,119
Long-term	450	1,187

Total	1,827	8,306

Deferred gross profit
Current	4,979	12,130
Long-term	1,153	2,294

Total	$6,132	$14,424

Discontinued Operations
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and the related tax deductions, we established a reserve for uncertain tax positions. In the three and nine months ended October 3, 2010, we recognized $0.2 million and $0.7 million of interest expense, respectively ($0.1 million and $0.4 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations. Due to the utilization of other net operating loss carryforwards, we did not recognize interest expense related to this reserve in the comparable periods of 2009.
Other Income (Expense)
During the nine months ended October 3, 2010, we recorded $1.5 million of other income related to an escrow settlement. The escrow settlement related to indemnification for certain tax matters arising from a previous acquisition. During the nine months ended September 27, 2009, we recorded $1.5 million of other expense due to fees incurred related to an amendment of our senior secured credit facility, as discussed in Note 7.
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 12 for further discussion.
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

Refer to the discussion above under Revenue Recognition for an analysis of the adoption of other new accounting guidance.
Note 2: Operating Segments
We conduct our operations through four reported operating segments—Americas; Europe, Middle East and Africa (EMEA); Asia Pacific; and Wireless.

			Asia		Total
	Americas	EMEA	Pacific	Wireless	Segments
			(In thousands)
Three Months Ended October 3, 2010
Total assets	$499,874	$458,216	$273,859	$102,821	$1,334,770
External customer revenues	232,133	90,397	74,397	14,545	411,472
Affiliate revenues	11,735	20,707	—	—	32,442
Operating income (loss)	37,708	18,346	10,693	(2,727)	64,020

Three Months Ended September 27, 2009
Total assets	$533,672	$505,314	$249,431	$124,094	$1,412,511
External customer revenues	192,135	81,012	67,102	14,910	355,159
Affiliate revenues	12,994	13,099	—	—	26,093
Operating income (loss)	31,153	8,014	6,700	(6,644)	39,223

Nine Months Ended October 3, 2010
Total assets	$499,874	$458,216	$273,859	$102,821	$1,334,770
External customer revenues	686,985	273,140	231,789	46,047	1,237,961
Affiliate revenues	36,605	53,330	62	—	89,997
Operating income (loss)	103,224	52,240	28,146	(8,561)	175,049

Nine Months Ended September 27, 2009
Total assets	$533,672	$505,314	$249,431	$124,094	$1,412,511
External customer revenues	561,079	255,310	170,956	40,147	1,027,492
Affiliate revenues	31,873	38,681	—	—	70,554
Operating income (loss)	89,332	(46,626)	18,296	(22,944)	38,058
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income (loss) from continuing operations before taxes.

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
		(In thousands)
Segment operating income	$64,020	$39,223	$175,049	$38,058
Corporate expenses	(13,245)	(10,141)	(39,421)	(27,808)
Eliminations	(12,365)	(8,224)	(32,147)	(20,785)

Total operating income (loss)	38,410	20,858	103,481	(10,535)
Interest expense	(11,779)	(12,575)	(38,912)	(28,793)
Interest income	127	199	446	801
Other income (expense)	—	—	1,465	(1,541)

Income (loss) from continuing operations before taxes	$26,758	$8,482	$66,480	$(40,068)

Note 3: Income (Loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
		(In thousands)
Numerator:
Income (loss) from continuing operations	$20,756	$(7,476)	$52,466	$(44,816)
Loss from discontinued operations, net of tax	(151)	—	(442)	—

Net income (loss)	$20,605	$(7,476)	$52,024	$(44,816)

Denominator:
Weighted average shares outstanding, basic	46,813	46,607	46,762	46,574
Effect of dilutive common stock equivalents	908	—	903	—

Weighted average shares outstanding, diluted	47,721	46,607	47,665	46,574

For the three and nine months ended October 3, 2010, diluted weighted average shares outstanding do not include outstanding equity awards of 1.7 million and 1.5 million, respectively, because to do so would have been anti-dilutive. For the three and nine months ended September 27, 2009, diluted weighted average shares outstanding do not include outstanding equity awards of 3.7 million and 3.4 million, respectively, because to do so would have been anti-dilutive.
Note 4: Inventories
The major classes of inventories were as follows:

	October 3,	December 31,
	2010	2009
	(In thousands)
Raw materials	$53,693	$50,973
Work-in-process	38,733	31,977
Finished goods	91,093	84,689
Perishable tooling and supplies	3,954	4,081

Gross inventories	187,473	171,720
Obsolescence and other reserves	(19,990)	(20,458)

Net inventories	$167,483	$151,262

Note 5: Long-Lived Assets
Disposals
During the nine months ended October 3, 2010, we sold certain real estate of the EMEA segment for $1.8 million. There was no gain or loss recognized on the sale.
During the nine months ended September 27, 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In addition to retaining a 5% interest in the business, we retained the associated land and building, which we are leasing to the buyer. The lease term is 15 years with a lessee option to renew up to an additional 10 years. During the nine months ended October 3, 2010, we sold the remaining 5% interest in the business for less than $0.1 million. There was no gain or loss recognized on the sale of the remaining 5% interest.
Impairments
We did not record any asset impairment losses during the three and nine months ended October 3, 2010.
During the nine months ended September 27, 2009, we determined that certain long-lived assets of the German cable business we sold during that period were impaired. We estimated the fair market value of those assets based upon the terms of the sales agreement and recognized an impairment loss of $20.4 million in the operating results of the EMEA segment. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relations intangible assets, respectively. We also recognized impairment losses on property, plant and equipment of $3.6 million, $1.2 million, and $1.0 million in the Americas, EMEA, and Asia Pacific segments, respectively, primarily related to our decisions to consolidate capacity and dispose of excess machinery and equipment. The fair values of those assets were based upon quoted prices for identical assets (i.e., Level 2 valuation).
Depreciation and Amortization Expense
We recognized depreciation expense of $8.6 million and $28.9 million in the three and nine months ended October 3, 2010, respectively. We recognized depreciation expense of $9.8 million and $28.8 million in the three and nine months ended September 27, 2009, respectively.
We recognized amortization expense related to our intangible assets of $4.2 million and $12.6 million in the three and nine months ended October 3, 2010, respectively. We recognized amortization expense related to our intangible assets of $4.0 million and $11.8 million in the three and nine months ended September 27, 2009, respectively.
Note 6: Restructuring Activities
Global Restructuring
In the fourth quarter of 2008, we announced our decision to streamline our manufacturing, sales, and administrative functions worldwide in an effort to reduce costs and mitigate the impact of the weakening demand experienced throughout the global economy. During 2010, we continued to implement our plan to streamline these functions and recognized severance costs primarily in the Americas segment totaling $1.1 million (recorded in Cost of Sales) related to these restructuring activities and the closure of one of our two manufacturing plants in Leominster, Massachusetts. From inception of these restructuring actions through October 3, 2010, we have recognized severance costs totaling $55.8 million. We do not expect to recognize any additional severance costs related to these restructuring activities.
The table below sets forth severance activity that occurred during 2010. The balances are included in accrued liabilities.

Global
Restructuring
(in thousands)
Balance at December 31, 2009	$12,260
New charges	321
Cash payments	(5,373)
Foreign currency translation	(629)
Other adjustments	(83)

Balance at April 4, 2010	6,496

New charges	783
Cash payments	(2,227)
Foreign currency translation	(630)
Other adjustments	(585)

Balance at July 4, 2010	3,837

New charges	—
Cash payments	(2,203)
Foreign currency translation	340
Other adjustments	(149)

Balance at October 3, 2010	$1,825

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.
Note 7: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
In the third quarter of 2009, we issued $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semi-annually on June 15 and December 15. We used the $193.7 million in proceeds of this debt offering to repay amounts drawn under our senior secured credit facility. As of October 3, 2010, the carrying value of the notes was $201.2 million. See Note 8 for a discussion of changes to the carrying value of the notes due to hedge accounting.
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
Senior Secured Credit Facility
In the first quarter of 2009, we amended our senior secured credit facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. The amendment also increased the cost of borrowings under the facility by 100 basis points and we incurred $1.5 million of fees that are included in other expense in the Consolidated Statements of Operations. In the third quarter of 2009, we further amended the facility to extend the term from January 2011 to January 2013 and to reduce the size from $350.0 million to $250.0 million through January 2011. In January 2011, the size of the facility reduces from $250.0 million to $230.0 million. The amendment also alters the level of the total leverage ratio covenant, increases the cost of borrowing under the facility, and inserts an asset coverage ratio covenant when the total leverage ratio is in excess of certain levels. As of October 3, 2010, we were in compliance with all of the amended covenants of the facility.
As of October 3, 2010, there were no outstanding borrowings under the facility, and we had $204.6 million in available borrowing capacity. The facility has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States.
Fair Value of Long-Term Debt
The fair value of our debt instruments at October 3, 2010 was approximately $573.3 million based on sales prices of the debt instruments from recent trading activity. This amount represents the fair value of our senior subordinated notes with an aggregate principal amount of $550.0 million.
Note 8: Derivatives and Hedging Activities
We are exposed to various market risks, including fluctuations in interest rates. At various times, we use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. During the nine months ended October 3, 2010, we entered into $200.0 million notional amount of interest rate swap agreements that were scheduled to expire in 2019. The interest rate swaps were receive-fixed, pay-variable rate, and they allowed us to adjust our relative proportion of fixed and floating rate debt. We also entered into a separate $200.0 million notional amount interest rate cap agreement, which capped the variable rate that we were exposed to in the interest rate swaps. We do not hold or issue any derivative instrument for trading or speculative purposes.
These agreements, which represent our derivative instruments, exposed us to credit risk to the extent that the counterparties to our interest rate agreements would have been unable to meet the terms of the agreements. We sought to mitigate such risks by limiting the counterparties to major financial institutions and by executing our agreements across multiple counterparties.
The interest rate swaps were formally designated and qualified as fair value hedges. We performed a quarterly assessment of the effectiveness of the hedge relationship, and we measured and recognized any hedge ineffectiveness in earnings. The interest rate swaps were recorded at fair value in the Consolidated Balance Sheets. Gains and losses due to changes in fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt. Changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both were recognized in interest expense in the Consolidated Statements of Operations.

The interest rate cap was not designated as a hedging instrument. It was recorded at fair value in the Consolidated Balance Sheets, and changes in fair value of the interest rate cap were recognized in interest expense in the Consolidated Statements of Operations.
The gains (losses) for the three and nine months ended October 3, 2010 attributed to our derivatives designated as hedging instruments are summarized in the table below:

	Three Months Ended		Nine Months Ended
	October 3, 2010		October 3, 2010
Income Statement	Gain/(loss) on	Gain/(loss) on	Gain/(loss) on	Gain/(loss) on
Classification	interest rate swaps	borrowings	interest rate swaps	borrowings
(In thousands)
| | |			|
Interest Expense	$4,898	$(2,490)	$8,522	$(7,109)

The difference between the gain on the interest rate swaps and the loss on borrowings represents hedge ineffectiveness of $2.4 million and $1.4 million for the three and nine months ended October 3, 2010, respectively.
The loss for the three and nine months ended October 3, 2010 attributed to our interest rate cap, our derivative without hedging designation, was $1.2 million and $2.9 million, respectively, classified within interest expense within the Consolidated Statements of Operations.
There were no gains (losses) related to derivatives and hedging instruments for the three and nine months ended September 27, 2009.
Interest rate derivatives are valued using a present value calculation based on an implied 3-month forward LIBOR curve (adjusted for non-performance risk) and are classified within level 2 of the fair value hierarchy.
During the three months ended October 3, 2010, we terminated all of the interest rate swap agreements and the interest rate cap. We recognized a loss on the termination of our derivative instruments of $1.4 million. We received cash of $4.2 million related to the termination of our derivative instruments, which is presented as a financing activity in the Consolidated Statements of Cash Flows. As a result of the termination, there were no outstanding derivatives as of October 3, 2010. There were also no outstanding derivatives as of December 31, 2009. The $7.1 million adjustment recorded to increase the carrying value of the underlying debt as a result of hedge accounting will be amortized as a reduction of interest expense over the remaining life of the underlying debt using the effective interest method.
The net effect of the gains and losses on our derivative instruments and the termination of our derivative instruments during the three and nine months ended October 3, 2010 was a loss of $0.2 million and $2.9 million, respectively, which was recognized in interest expense.
Note 9: Income Taxes
Income tax expense was $6.0 million and $14.0 million for the three and nine months ended October 3, 2010. The effective rate reflected in the provision for income taxes on income from continuing operations before taxes is 22.4% and 21.1% for the three and nine months ended October 3, 2010. The primary factor in the difference between the effective rate and the amount determined by applying the applicable statutory United States tax rate of 35% is the tax rate differential associated with our foreign earnings.

Note 10: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
		(In thousands)
Three Months Ended
Service cost	$1,947	$1,119	$28	$19
Interest cost	4,205	2,760	649	416
Expected return on plan assets	(4,337)	(2,363)	—	—
Amortization of prior service cost (credit)	29	(27)	(48)	(28)
Net loss (gain) recognition	651	447	(3)	(25)

Net periodic benefit cost	$2,495	$1,936	$626	$382

Nine Months Ended
Service cost	$5,111	$3,696	$80	$66
Interest cost	11,461	9,108	1,997	1,711
Expected return on plan assets	(11,635)	(8,570)	—	—
Amortization of prior service cost (credit)	49	19	(165)	(150)
Net loss recognition	2,169	1,733	141	189

Net periodic benefit cost	$7,155	$5,986	$2,053	$1,816

Note 11: Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
		(In thousands)
Net income (loss)	$20,605	$(7,476)	$52,024	$(44,816)
Foreign currency translation gain (loss)	29,390	18,862	(21,872)	24,742

Total comprehensive income (loss)	$49,995	$11,386	$30,152	$(20,074)

Note 12: Subsequent Events
On October 21, 2010, we entered into a definitive agreement to acquire the LRC Electronics division of Thomas & Betts Corporation for approximately $78.0 million cash, subject to certain adjustments. LRC Electronics is a leading designer, manufacturer, and marketer of communications connectors, hardware, and other components for customers primarily in the broadcast and telecommunications industries. We anticipate that this acquisition will be funded with available cash. The transaction is subject to customary closing conditions and regulatory review, and it is expected to be completed by the end of the calendar year.

Note 13: Supplemental Guarantor Information
As of October 3, 2010, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.
Supplemental Condensed Consolidating Balance Sheets

	October 3, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$87,857	$21,170	$187,054	$—	$296,081
Receivables, net	80	93,963	197,089	—	291,132
Inventories, net	—	99,485	67,998	—	167,483
Deferred income taxes	—	22,189	4,665	—	26,854
Other current assets	4,396	6,519	7,162	—	18,077

Total current assets	92,333	243,326	463,968	—	799,627
Property, plant and equipment, less accumulated depreciation	—	115,408	167,109	—	282,517
Goodwill	—	242,621	66,243	—	308,864
Intangible assets, less accumulated amortization	—	75,259	52,755	—	128,014
Deferred income taxes	—	16,436	19,940	—	36,376
Other long-lived assets	11,805	1,796	56,660	—	70,261
Investment in subsidiaries	924,369	279,289	—	(1,203,658)	—

	$1,028,507	$974,135	$826,675	$(1,203,658)	$1,625,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$71,570	$132,265	$—	$203,835
Accrued liabilities	34,242	50,471	55,889	—	140,602

Total current liabilities	34,242	122,041	188,154	—	344,437
Long-term debt	551,247	—	—	—	551,247
Postretirement benefits	—	30,606	85,036	—	115,642
Other long-term liabilities	22,502	3,481	5,067	—	31,050
Intercompany accounts	344,657	(624,419)	279,762	—	—
Total stockholders’ equity	75,859	1,442,426	268,656	(1,203,658)	583,283

	$1,028,507	$974,135	$826,675	$(1,203,658)	$1,625,659

	December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,878	$8,977	$250,024	$—	$308,879
Receivables, net	21	69,444	172,680	—	242,145
Inventories, net	—	86,960	64,302	—	151,262
Deferred income taxes	—	22,188	4,808	—	26,996
Other current assets	5,179	13,825	16,032	—	35,036

Total current assets	55,078	201,394	507,846	—	764,318
Property, plant and equipment, less accumulated depreciation	—	120,655	178,931	—	299,586
Goodwill	—	242,699	70,331	—	313,030
Intangible assets, less accumulated amortization	—	82,129	60,884	—	143,013
Deferred income taxes	—	16,436	20,769	—	37,205
Other long-lived assets	14,154	3,054	46,218	—	63,426
Investment in subsidiaries	853,555	321,200	—	(1,174,755)	—

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$59,846	$109,917	$—	$169,763
Accrued liabilities	15,552	57,423	68,947	—	141,922
Current maturities of long-term debt	46,268	—	—	—	46,268

Total current liabilities	61,820	117,269	178,864	—	357,953
Long-term debt	543,942	—	—	—	543,942
Postretirement benefits	—	35,000	86,745	—	121,745
Other long-term liabilities	27,636	9,581	8,673	—	45,890
Intercompany accounts	238,152	(527,873)	289,721	—	—
Total stockholders’ equity	51,237	1,353,590	320,976	(1,174,755)	551,048

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended October 3, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Revenues	$—	$257,339	$193,624	$(39,491)	$411,472
Cost of sales	—	(175,235)	(150,033)	39,491	(285,777)

Gross profit	—	82,104	43,591	—	125,695
Selling, general and administrative expenses	(83)	(47,417)	(23,892)	—	(71,392)
Research and development	—	(7,222)	(7,572)	—	(14,794)
Amortization of intangibles	—	(2,279)	(1,873)	—	(4,152)
Income from equity method investment	—	—	3,053	—	3,053

Operating income (loss)	(83)	25,186	13,307	—	38,410
Interest expense	(11,562)	110	(327)	—	(11,779)
Interest income	44	48	35	—	127
Intercompany income (expense)	2,661	(3,175)	514	—	—
Income (loss) from equity investment in subsidiaries	25,035	10,658	—	(35,693)	—

Income (loss) from continuing operations before taxes	16,095	32,827	13,529	(35,693)	26,758
Income tax benefit (expense)	4,661	(7,792)	(2,871)	—	(6,002)

Income (loss) from continuing operations	20,756	25,035	10,658	(35,693)	20,756
Loss from discontinued operations, net of tax	(151)	—	—	—	(151)

Net income (loss)	$20,605	$25,035	$10,658	$(35,693)	$20,605

	Three Months Ended September 27, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Revenues	$—	$186,779	$212,051	$(43,671)	$355,159
Cost of sales	—	(128,348)	(162,409)	43,671	(247,086)

Gross profit	—	58,431	49,642	—	108,073
Selling, general and administrative expenses	(123)	(38,469)	(32,897)	—	(71,489)
Research and development	—	(7,320)	(6,841)	—	(14,161)
Amortization of intangibles	—	(2,026)	(1,957)	—	(3,983)
Income from equity method investment	—	—	2,418	—	2,418

Operating income (loss)	(123)	10,616	10,365	—	20,858
Interest expense	(12,440)	154	(289)	—	(12,575)
Interest income	48	21	130	—	199
Intercompany income (expense)	3,042	1,647	(4,689)	—	—
Income (loss) from equity investment in subsidiaries	(1,514)	(3,801)	—	5,315	—

Income (loss) before taxes	(10,987)	8,637	5,517	5,315	8,482
Income tax benefit (expense)	3,511	(10,151)	(9,318)	—	(15,958)

Net income (loss)	$(7,476)	$(1,514)	$(3,801)	$5,315	$(7,476)

	Nine Months Ended October 3, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Revenues	$—	$685,543	$667,123	$(114,705)	$1,237,961
Cost of sales	—	(474,332)	(508,434)	114,705	(868,061)

Gross profit	—	211,211	158,689	—	369,900
Selling, general and administrative expenses	(465)	(133,209)	(86,101)	—	(219,775)
Research and development	—	(20,486)	(22,505)	—	(42,991)
Amortization of intangibles	—	(6,851)	(5,707)	—	(12,558)
Income from equity method investment	—	—	8,905	—	8,905

Operating income (loss)	(465)	50,665	53,281	—	103,481
Interest expense	(38,852)	174	(234)	—	(38,912)
Interest income	118	54	274	—	446
Other income	—	—	1,465	—	1,465
Intercompany income (expense)	8,326	(9,146)	820	—	—
Income (loss) from equity investment in subsidiaries	70,977	42,936	—	(113,913)	—

Income (loss) from continuing operations before taxes	40,104	84,683	55,606	(113,913)	66,480
Income tax benefit (expense)	12,362	(13,706)	(12,670)	—	(14,014)

Income (loss) from continuing operations	52,466	70,977	42,936	(113,913)	52,466
Loss from discontinued operations, net of tax	(442)	—	—	—	(442)

Net income (loss)	$52,024	$70,977	$42,936	$(113,913)	$52,024

	Nine Months Ended September 27, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Revenues	$—	$540,591	$602,374	$(115,473)	$1,027,492
Cost of sales	—	(368,426)	(473,755)	115,473	(726,708)

Gross profit	—	172,165	128,619	—	300,784
Selling, general and administrative expenses	(287)	(110,154)	(105,324)	—	(215,765)
Research and development	—	(21,961)	(22,877)	—	(44,838)
Amortization of intangibles	—	(6,076)	(5,683)	—	(11,759)
Income from equity method investments	—	—	4,403	—	4,403
Asset impairment	—	(4,040)	(22,136)	—	(26,176)
Loss on sale of assets	—	—	(17,184)	—	(17,184)

Operating income (loss)	(287)	29,934	(40,182)	—	(10,535)
Interest expense	(28,630)	225	(388)	—	(28,793)
Interest income	104	106	591	—	801
Other expense	(1,541)	—	—	—	(1,541)
Intercompany income (expense)	9,026	(10,531)	1,505	—	—
Income (loss) from equity investment in subsidiaries	(31,303)	(39,923)	—	71,226	—

Income (loss) before taxes	(52,631)	(20,189)	(38,474)	71,226	(40,068)
Income tax benefit (expense)	7,815	(11,114)	(1,449)	—	(4,748)

Net income (loss)	$(44,816)	$(31,303)	$(39,923)	$71,226	$(44,816)

Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended October 3, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
		(In thousands)
Net cash provided by (used for) operating activities	$86,272	$20,187	$(51,048)	$55,411
Cash flows from investing activities:
Capital expenditures	—	(10,142)	(9,056)	(19,198)
Proceeds from disposal of tangible assets	—	2,314	18	2,332
Cash provided by other investing activities	163	—	—	163

Net cash provided by (used for) investing activities	163	(7,828)	(9,038)	(16,703)

Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—	—	(46,268)
Cash dividends paid	(7,052)	—	—	(7,052)
Tax deficiency related to share-based compensation	(239)	—	—	(239)
Proceeds from exercises of stock options	720	—	—	720
Cash received upon termination of derivative instruments	4,217	—	—	4,217

Net cash used for financing activities	(48,622)	—	—	(48,622)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	(2,884)	(2,884)

Increase (decrease) in cash and cash equivalents	37,813	12,359	(62,970)	(12,798)
Cash and cash equivalents, beginning of period	49,878	8,977	250,024	308,879

Cash and cash equivalents, end of period	$87,691	$21,336	$187,054	$296,081

	Nine Months Ended September 27, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
		(In thousands)
Net cash provided by (used for) operating activities	$90,627	$(24,900)	$54,209	$119,936
Cash flows from investing activities:
Capital expenditures	—	(15,141)	(11,037)	(26,178)
Proceeds from disposal of tangible assets	—	(18)	385	367

Net cash used for investing activities	—	(15,159)	(10,652)	(25,811)

Cash flows from financing activities:
Borrowings under credit arrangements	193,732	—	—	193,732
Payments under borrowing arrangements	(193,732)	—	—	(193,732)
Debt issuance costs	(11,810)	—	—	(11,810)
Cash dividends paid	(7,037)	—	—	(7,037)
Tax deficiency related to share-based compensation	(1,507)	—	—	(1,507)
Proceeds from exercises of stock options	23	—	—	23

Net cash used for financing activities	(20,331)	—	—	(20,331)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	10,585	10,585

Increase (decrease) in cash and cash equivalents	70,296	(40,059)	54,142	84,379
Cash and cash equivalents, beginning of period	130	57,522	169,761	227,413

Cash and cash equivalents, end of period	$70,426	$17,463	$223,903	$311,792

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We design, manufacture, and market cable, connectivity, and networking products in markets including industrial automation, enterprise, transportation, infrastructure, and consumer electronics.
We consider revenue growth, operating income percentage, cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators.
Trends and Events
The following trends and events during 2010 have had varying effects on our financial condition, results of operations, and cash flows.
Global Restructuring Activities
During 2010, we continued to implement our plan to streamline our manufacturing, sales, and administrative functions. We recognized severance costs primarily in the Americas segment totaling $1.1 million in the nine months ended October 3, 2010 related to these restructuring activities and the closure of one of our two manufacturing plants in Leominster, Massachusetts. We do not expect to recognize any additional severance costs related to these restructuring activities.
Commodity prices
Our operating results can be affected by changes in prices of commodities, primarily copper and compounds, which are components in some of the products we sell. Generally, as the costs of inventory purchases increase due to higher commodity prices, we raise selling prices to customers to cover the increase in costs, resulting in higher sales revenue but a lower gross profit percentage. Conversely, a decrease in commodity prices would result in lower sales revenue but a higher gross profit percentage. Selling prices of our products are affected by many factors, including end market demand, capacity utilization, overall economic conditions, and commodity prices. Importantly, however, there is no exact measure of the effect of changing copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates.
Derivatives and hedging activities
During the three months ended October 3, 2010, we terminated all of our derivative instruments. We recognized a loss on the termination of $1.4 million, and we received cash of $4.2 million related to the termination. As a result of the termination, there were no outstanding derivatives as of October 3, 2010. The net effect of the gains and losses on our derivative instruments, including the termination of our derivative instruments, during the three and nine months ended October 3, 2010 was a loss of $0.2 million and $2.9 million, respectively, which is included in interest expense in the Consolidated Statements of Operations. See Note 8 for further discussion.
Share-Based Compensation
We provide certain employees with share-based compensation in the form of stock options, stock appreciation rights, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At October 3, 2010, the total unrecognized compensation cost related to all nonvested awards was $19.2 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.
Subsequent Events
On October 21, 2010, we entered into a definitive agreement to acquire the LRC Electronics division of Thomas & Betts Corporation for approximately $78.0 million cash, subject to certain adjustments. LRC Electronics is a leading designer, manufacturer, and marketer of communications connectors, hardware, and other components for customers primarily in the broadcast and telecommunications industries. We anticipate that this acquisition will be funded with available cash. The transaction is subject to customary closing conditions and regulatory review, and it is expected to be completed by the end of the calendar year.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Recent Accounting Pronouncements
Discussion regarding recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Critical Accounting Policies
During the nine months ended October 3, 2010:
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
We are exposed to various market risks, including fluctuations in interest rates. At various times, we use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. During the three months ended October 3, 2010, we terminated all of our outstanding interest rate agreements.
We report all outstanding derivative instruments on the balance sheet at fair value. Derivative instruments, such as our previously outstanding interest rate swaps, may be designated as a hedge of the exposure to changes in the fair value of an asset or liability if the hedging relationship is expected to be highly effective in offsetting changes in fair value attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment are recognized in earnings. Gains or losses on derivative instruments recognized in earnings are reported in the same line item as the associated hedged transaction in the Consolidated Statements of Operations. If a derivative has not been designated as part of a hedging relationship, such as our previously outstanding interest rate cap, it is recorded at fair value with changes in fair value recognized in earnings.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	%	October 3,	September 27,	%
	2010	2009	Change	2010	2009	Change
	(In thousands, except percentages)
Revenues	$411,472	$355,159	15.9%	$1,237,961	$1,027,492	20.5%
Gross profit	125,695	108,073	16.3%	369,900	300,784	23.0%
Selling, general and administrative expenses	71,392	71,489	-0.1%	219,775	215,765	1.9%
Research and development	14,794	14,161	4.5%	42,991	44,838	-4.1%
Income from equity method investments	3,053	2,418	26.3%	8,905	4,403	102.2%
Operating income (loss)	38,410	20,858	84.1%	103,481	(10,535)	1082.3%
Income (loss) from continuting operations before taxes	26,758	8,482	215.5%	66,480	(40,068)	265.9%
Net income (loss)	20,605	(7,476)	375.6%	52,024	(44,816)	216.1%
Revenues increased in the three and nine months ended October 3, 2010 for the following reasons:
•	An increase in unit sales volume due to broad-based market improvements resulted in a revenue increase of $39.8 million and $141.5 million, respectively.

•	An increase in sales prices, primarily attributable to increases in copper prices partially offset by decreases in sales prices due to competitive market pressures, resulted in a revenue increase of $17.0 million and $56.8 million, respectively.

•	Acquisitions contributed $3.7 million and $10.7 million of revenue, respectively.

•	The recognition of previously deferred revenue associated with the Wireless segment resulted in a revenue increase of $3.6 million and $15.8 million, respectively.
Foreign currency translation was unfavorable for the three months ended October 3, 2010, and resulted in a $7.8 million decrease in revenues. Foreign currency translation was favorable for the nine months ended October 3, 2010, and resulted in a $3.4 million increase in revenue. The positive impact that the factors listed above had on the revenue comparison for the nine months ended October 3, 2010 was partially offset by $17.7 million of lost sales due to dispositions in Europe during 2009.
Gross profit increased in the three and nine months ended October 3, 2010 from the comparable periods of 2009 due to the increases in revenue as discussed above and decreases in severance and other restructuring costs. In the three and nine months ended October 3, 2010, cost of sales included $1.7 million and $11.4 million, respectively, of severance and other restructuring costs compared to $5.7 million and $28.4 million, respectively, in the comparable periods of 2009. These costs were due to global restructuring actions to streamline our manufacturing functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy.

The increase in selling, general, and administrative expenses in the nine months ended October 3, 2010 is due to higher payroll and incentive compensation costs, as well as higher discretionary spending for items such as consulting fees, travel costs, and advertising. The increase in these costs was partially offset by a reduction in severance and other restructuring charges. We recognized $12.8 million of severance and other restructuring costs in the nine months ended September 27, 2009, as compared to $0.3 million in the nine months ended October 3, 2010.
The increase in research and development costs in the three months ended October 3, 2010 is primarily due to higher discretionary spending for items such as consulting fees. The decrease in research and development costs in the nine months ended October 3, 2010 is primarily due to lower severance costs. In the nine months ended September 27, 2009, research and development included $1.7 million of severance costs. Research and development costs did not include any severance costs during the nine months ended October 3, 2010.
Income from our equity method investment increased in the three and nine months ended October 3, 2010 from the comparable periods of 2009 due to overall improved performance of a joint venture in China associated with our EMEA segment.
During the first nine months of 2009, we recognized asset impairment losses totaling $26.2 million primarily related to a German cable business that we sold in the second quarter of 2009. We did not recognize any asset impairment losses during the first nine months of 2010.
During the first nine months of 2009, we sold a 95% ownership interest in a German cable business. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. We did not have any significant gains or losses on the sale of assets during the first nine months of 2010.
Operating income increased in the three and nine months ended October 3, 2010 from the comparable periods of 2009 due to the increase in revenues and gross profit and the decrease in severance and other restructuring costs, asset impairment losses, and losses on the sale of assets as discussed above. Operating income also increased due to the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean enterprise strategies.
Income from continuing operations before income taxes increased in the three and nine months ended October 3, 2010 from the comparable periods of 2009 due to the increases in operating income, as discussed above. In addition, we recognized $1.5 million of other income during the nine months ended October 3, 2010 due to an escrow settlement related to a prior acquisition. We recognized $1.5 million of other expense in the nine months ended September 27, 2009 due to fees paid related to an amendment of our senior secured credit facility. The increases in income from continuing operations before income taxes were partially offset by the recognition of $0.2 million and $2.9 million of net losses on derivatives and hedging instruments within interest expense for the three and nine months ended October 3, 2010, respectively.
Income tax expense increased to $14.0 million for the nine months ended October 3, 2010 from $4.7 million for the nine months ended September 27, 2009. Our effective tax rate for the nine months ended October 3, 2010 increased to 21.1%. This increase is primarily attributable to the increase in income before taxes as well as the impact of the income tax benefit associated with the loss on sale of a German cable business in 2009.

Americas Segment

	Three Months Ended			Nine Months Ended
	October 3,	September		October 3,	September
	2010	27, 2009	% Change	2010	27, 2009	% Change
			(In thousands, except percentages)
Total revenues	$243,868	$205,129	18.9%	$723,590	$592,952	22.0%
Operating income	37,708	31,153	21.0%	103,224	89,332	15.6%
as a percent of total revenues	15.5%	15.2%		14.3%	15.1%
Americas total revenues, which include affiliate revenues, increased in the three and nine months ended October 3, 2010 from the comparable periods of 2009 due to higher unit sales volume of $23.2 million and $70.0 million, respectively. Higher selling prices, primarily attributable to increases in copper prices partially offset by decreases in sales prices due to competitive market pressures, contributed $10.9 million and $31.7 million, respectively, to the increase in revenues. The increase in revenues was also due to favorable currency translation of $2.2 million and $13.6 million, respectively, resulting primarily from the Canadian dollar strengthening against the U.S. dollar. Acquisitions contributed $3.7 million and $10.7 million, respectively, of the increase in revenues. Changes in affiliate sales resulted in a $1.3 million decrease and a $4.6 million increase in revenues, respectively.
Operating income increased in the three and nine months ended October 3, 2010 primarily due to the increase in revenues as discussed above. Operating income also increased due to the reduction in asset impairment losses. In the nine months ended September 27, 2009, the segment recognized $3.6 million of asset impairment losses. The segment did not recognize any asset impairment losses in the nine months ended October 3, 2010. Furthermore, operating income increased in the three months ended October 3, 2010 due to the reduction in severance and other restructuring charges. In the three months ended October 3, 2010, the segment recognized severance and other restructuring charges of $1.3 million, compared to $4.1 million in the three months ended September 27, 2009.
The operating income percentage for the nine months ended October 3, 2010 decreased due to higher copper prices. As noted previously, as we raise selling prices to customers to cover the increase in costs of inventory due to higher commodity prices, it results in higher sales revenue but lower operating income percentage. The operating income percentage also decreased due to competitive market pressures that resulted in lower pricing, exclusive of pricing changes due to copper prices.
EMEA Segment

	Three Months Ended			Nine Months Ended
	October 3,	September		October 3,	September
	2010	27, 2009	% Change	2010	27, 2009	% Change
			(In thousands, except percentages)
Total revenues	$111,104	$94,111	18.1%	$326,470	$293,991	11.0%
Operating income (loss)	18,346	8,014	128.9%	52,240	(46,626)	212.0%
as a percent of total revenues	16.5%	8.5%		16.0%	-15.9%
EMEA total revenues, which include affiliate revenues, increased in the three and nine months ended October 3, 2010 from the comparable periods of 2009 due to higher unit sales volume of $17.2 million and $44.3 million, respectively. Higher affiliate sales contributed $7.6 million and $14.6 million, respectively, of the increase in revenues. Changes in selling prices contributed $1.6 million and $1.4 million, respectively, to the increase in revenues. These increases were partially offset by decreases in revenues due to foreign currency translation and asset divestitures. Revenue decreased by $9.4 million and $10.1 million, respectively, due to the impact of unfavorable currency translation, primarily from the

U.S. dollar strengthening against the euro. Revenue decreased by $17.7 million for the nine months ended October 3, 2010 due to lost sales from asset dispositions in 2009.
Operating income increased in the three and nine months ended October 3, 2010 due to the increase in revenues as discussed above. Operating income also increased due to reductions in asset impairment losses, losses on the sale of assets, and severance and other restructuring costs. In the nine months ended September 27, 2009, the segment recognized asset impairment losses of $21.6 million. There were no asset impairment losses recorded in the three and nine months ended October 3, 2010. In the nine months ended September 27, 2009, the segment recognized losses on the sale of a German cable business of $17.2 million. There were no losses on the sale of assets in the three and nine months ended October 3, 2010. In the three and nine months ended September 27, 2009, the segment recognized severance and other restructuring costs of $4.0 million and $31.5 million, respectively, primarily related to our global restructuring actions. In the three and nine months ended October 3, 2010, the segment recognized severance and other restructuring costs of $0.4 million and $1.9 million, respectively, related to our global restructuring actions.
Asia Pacific Segment

	Three Months Ended			Nine Months Ended
	October 3,	September		October 3,	September
	2010	27, 2009	% Change	2010	27, 2009	% Change
			(In thousands, except percentages)
Total revenues	$74,397	$67,102	10.9%	$231,851	$170,956	35.6%
Operating income	10,693	6,700	59.6%	28,146	18,296	53.8%
as a percent of total revenues	14.4%	10.0%		12.1%	10.7%
Asia Pacific total revenues, which include affiliate revenues, increased in the three and nine months ended October 3, 2010 from the comparable periods of 2009 due to higher unit sales volume of $3.4 million and $37.0 million, respectively. Higher selling prices, primarily attributable to increases in copper prices partially offset by decreases in sales prices due to competitive market pressures, resulted in revenue increases of $4.5 million and $23.9 million, respectively. The remaining fluctuations in revenue were primarily due to foreign currency translation.
Operating income increased in the three and nine months ended October 3, 2010 due to the increase in revenues as discussed above. Operating income also increased due to reductions in asset impairment losses. In the nine months ended September 27, 2009, the segment recognized asset impairment losses of $1.0 million. There were no asset impairment losses recorded in the nine months ended October 3, 2010.
Wireless Segment

	Three Months Ended			Nine Months Ended
	October 3,	September		October 3,	September
	2010	27, 2009	% Change	2010	27, 2009	% Change
			(In thousands, except percentages)
Total revenues	$14,545	$14,910	-2.4%	$46,047	$40,147	14.7%
Operating loss	(2,727)	(6,644)	59.0%	(8,561)	(22,944)	62.7%
as a percent of total revenues	-18.7%	-44.6%		-18.6%	-57.1%
Sales transactions from our Wireless segment often involve multiple elements in which a portion of the sales proceeds are deferred and recognized ratably over the period related to the last delivered element. As discussed in Note 1, effective January 1, 2010 we adopted new accounting guidance regarding revenue recognition for multiple element arrangements which results in less deferred revenue for the Wireless segment. As of October 3, 2010, total deferred revenue and deferred cost of sales were $7.9 million and

$1.8 million, respectively. The deferred revenue and deferred cost of sales are expected to be amortized over various periods ranging from one to five years.
The changes in the deferred revenue and deferred cost of sales balances are as follows (in thousands):

	Deferred	Deferred Cost	Deferred Gross
	Revenue	of Sales	Profit
Balance, December 31, 2009	$22,730	$8,306	$14,424
Balance, October 3, 2010	7,959	1,827	6,132

Decrease	$(14,771)	$(6,479)	$(8,292)

Balance, December 31, 2008	$20,166	$7,270	$12,896
Balance, September 27, 2009	21,009	7,784	13,225

Increase	$843	$514	$329

The deferred revenue balance decreased by $3.5 million and $14.8 million compared to July 4, 2010 and December 31, 2009. This decrease in deferred revenue was due to the recognition of previously deferred revenue in excess of new deferred revenue transactions during the period. New deferred revenue transactions decreased as a result of the adoption of the new accounting guidance referred to above.
Wireless total revenues decreased by $0.4 million in the three months ended October 3, 2010 from the comparable period of 2009. The decrease in revenue was due to lower unit sales volume, partially offset by the recognition of previously deferred revenue. Wireless total revenues increased by $5.9 million in the nine months ended October 3, 2010 from the comparable period of 2009. The increase in revenue was due to the recognition of previously deferred revenue, partially offset by lower unit sales volume. Lower unit sales volume in the periods was primarily due to lower sales to the Wireless segment’s Original Equipment Manufacturer partners. Trapeze branded sales of the Wireless segment’s products increased compared to the prior periods.
Operating loss improved in the three and nine months ended October 3, 2010. The adoption of the new accounting guidance resulted in $2.6 million and $6.4 million of the improvement in operating loss, respectively. In addition, selling, general, and administrative expenses, and research and development expenses decreased by $3.6 million and $8.7 million, respectively, from the comparable periods of 2009 due to the benefit of cost savings initiatives. Operating loss for the nine months ended October 3, 2010 also improved due to the increase in revenues for the period.
We expect that the Wireless segment operating loss will continue to be positively impacted by the adoption of the new revenue recognition guidance for the remainder of fiscal year 2010. We expect the positive impact for our fiscal fourth quarter to be similar to the impact experienced in the first three quarters of 2010. We do not expect that the impact of the new revenue recognition guidance will be significant in periods beyond 2010. The recognition period of our deferred revenue and deferred cost of sales for the majority of our arrangements is one year. However, the recognition period can range up to five years in some instances.

Corporate Expenses

	Three Months Ended			Nine Months Ended
	October 3,	September		October 3,	September
	2010	27, 2009	% Change	2010	27, 2009	% Change
			(In thousands, except percentages)
Total corporate expenses	$13,245	$10,141	30.6%	$39,421	$27,808	41.8%
Corporate expenses include administrative and other costs that are not allocated to the segments. These expenses increased in the three and nine months ended October 3, 2010 from the comparable periods of 2009 due to higher payroll and incentive compensation costs, and other discretionary items such as consulting fees, advertising, travel, and training costs. The higher costs were due in part to our continued investments in our lean enterprise initiatives and Market Delivery System.
Discontinued Operations
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. In the three and nine months ended October 3, 2010, we recognized $0.2 million and $0.7 million of interest expense, respectively ($0.1 million and $0.4 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations. Due to the utilization of other net operating loss carryforwards, we did not recognize interest expense related to this reserve in the comparable periods of 2009.
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

The following table is derived from our Consolidated Cash Flow Statements:

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(In thousands)
Net cash provided by (used for):
Operating activities	$55,411	$119,936
Investing activities	(16,703)	(25,811)
Financing activities	(48,622)	(20,331)
Effects of currency exchange rate changes on cash and cash equivalents	(2,884)	10,585

Increase (decrease) in cash and cash equivalents	(12,798)	84,379
Cash and cash equivalents, beginning of period	308,879	227,413

Cash and cash equivalents, end of period	$296,081	$311,792

Net cash provided by operating activities, a key source of our liquidity, decreased by $64.5 million in the nine months ended October 3, 2010 from the comparable period of 2009. The most significant factor impacting the decrease was the change in operating assets and liabilities. For the nine months ended October 3, 2010, changes in operating assets and liabilities were a use of cash of $39.3 million, as compared to a source of cash of $77.3 million in the comparable period of 2009. An increase in accounts receivable represented the largest unfavorable change in operating assets and liabilities compared to the prior year. Accounts receivable were a use of cash for the period due to the 20% increase in revenues year-over-year. While accounts receivable increased consistent with the revenue growth, our days’ sales outstanding improved from 65 days’ sales outstanding as of September 27, 2009 to 64 days’ sales outstanding as of October 3, 2010. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter. We also experienced an unfavorable change in inventories compared to the prior year. While inventories were a use of cash for the period due to the increase in revenues year-over-year, our inventory turns improved from 6.6 turns as of September 27, 2009 to 6.8 turns as of October 3, 2010. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter. The impact of the unfavorable change in operating assets and liabilities was partially offset by the increase in net income from the prior year.
Net cash used for investing activities totaled $16.7 million in the first nine months of 2010 compared to $25.8 million in the first nine months of 2009. Investing activities in the first nine months of 2010 primarily related to expenditures for capacity enhancements and relocations pursuant to our regional manufacturing initiatives as well as enterprise resource planning software. Capital expenditures in the first nine months of 2010 were partially offset by the receipt of proceeds from the sale of certain real estate in the EMEA segment. Investing activities in the first nine months of 2009 primarily related to capital expenditures for enterprise resource planning software and capacity enhancements at certain locations. We anticipate that future capital expenditures will be funded with available cash.
Net cash used for financing activities in the first nine months of 2010 totaled $48.6 million compared to $20.3 million in the first nine months of 2009. This change is primarily due to the repayment of $46.3 million of outstanding borrowings under our revolving credit facility during the first nine months of 2010. This change was partially offset by the receipt of $4.2 million of cash upon termination of our derivative instruments during the first nine months of 2010 and the payment of $11.8 million of debt issuance costs during the first nine months of 2009.

     Our outstanding debt obligations as of October 3, 2010 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of October 3, 2010, there were no outstanding borrowings under our senior secured credit facility, and we had $204.6 million in available borrowing capacity. We were in compliance with all of the amended covenants of the facility as of October 3, 2010. Additional discussion regarding our various borrowing arrangements is included in Note 7 to the Consolidated Financial Statements.

Forward Looking Statements
Statements in this report other than historical facts are forward looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, operating income percentages, cash flows, dividends, and capital expenditures. These forward looking statements are based on forecasts and projections about the markets and industries which we serve and about general economic conditions. They reflect management’s beliefs and expectations. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. The current global economic slowdown has adversely affected our results of operations and may continue to do so. Turbulence in financial markets may increase our borrowing costs. Additional factors that may cause actual results to differ from our expectations include: our reliance on key distributors in marketing our products; our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); changes in the level of economic activity in our major geographic markets; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the competitiveness of the global cable, connectivity, and networking industries, including wireless; variability in our quarterly and annual effective tax rates; changes in accounting rules and interpretation of these rules which may affect our reported earnings; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; demand for our products; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, and other materials; energy costs; our ability to integrate acquired businesses successfully; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; variability associated with derivative and hedging instruments; and other factors.
For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010. We disclaim any duty to update any forward looking statements as a result of new information, future developments, or otherwise.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
We are exposed to various market risks, including fluctuations in interest rates. At various times, we use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. During the three months ended October 3, 2010, we terminated all of our outstanding interest rate agreements.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts of long-term debt by expected maturity dates and fair values as of October 3, 2010.

	Principal Amount by Expected Maturity			Fair
Long Term Debt	2010	Thereafter	Total	Value
	(In thousands, except interest rates)
Fixed-rate senior subordinated notes	$—	$350,000	$350,000	$355,300
Average interest rate		7.00%

Fixed-rate senior subordinated notes	$—	$200,000	$200,000	$218,000
Average interest rate		9.25%

Variable-rate senior secured credit facility	$—	$—	$—	$—
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 76 of which are pending as of October 27, 2010, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Illinois and Pennsylvania, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through October 27, 2010, we have been dismissed, or reached agreement to be dismissed, in more than 395 similar cases without any going to trial, and with a relatively small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2009 Annual Report on Form 10-K, except as noted below. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.
We are subject to interest rate risk and counterparty credit risk.
We are exposed to various market risks, including fluctuations in interest rates. At various times, we use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. During the three months ended October 3, 2010, we terminated all of our outstanding interest rate agreements. As a result, as of October 3, 2010, all of our outstanding borrowings were subject to fixed interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in 2010.
Our outstanding borrowing agreements expose us to credit risk to the extent that the counterparties to our agreements may be unable to meet the terms of the agreements. We seek to mitigate such risks by limiting the counterparties to major financial institutions. If a counterparty to our senior secured credit facility was unable to perform, it could negatively impact our access to borrowings in the future. As of October 3, 2010, there were no outstanding borrowings under the facility, and we had $204.6 million in available borrowing capacity.

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

BELDEN INC.
Date: November 12, 2010	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 12, 2010	By:	/s/ Gray G. Benoist
Gray G. Benoist
Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer