Form 10-K
period 2010-12-31
BELDEN INC.
filed 2011-02-25
CIK 913142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-12561
BELDEN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3601505 (IRS Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

                                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

At July 2, 2010, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $884,527,720 based on the closing price ($22.33) of such stock on such date.

There were 47,237,570 shares of registrant’s Common Stock outstanding on February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2010 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1.	Business

General

Belden Inc. (Belden) designs, manufactures, and markets cable, connectivity, and networking products in markets including industrial, enterprise, broadcast, and consumer electronics. We focus on market segments that require highly differentiated, high-performance products. We add value through design, engineering, manufacturing excellence, product quality, and customer service.

Belden is a Delaware corporation incorporated in 1988. The Company reports in three segments: the Americas segment, the Europe, Middle East, and Africa (EMEA) segment, and the Asia Pacific segment. Financial information about the Company’s operating segments appears in Note 5 to the Consolidated Financial Statements.

During 2010, Belden acquired GarrettCom, Inc. and the Communications Products business of Thomas & Betts. Belden acquired Trapeze Networks, Inc. in July 2008 and sold it in December 2010. For more information regarding these transactions, see Notes 3 and 4 to the Consolidated Financial Statements.

As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company”, and “we” refer to Belden Inc. and its subsidiaries as a whole.

Products and Markets

Belden produces and sells a portfolio of cable, connectivity, and networking products into a variety of end markets, including industrial, enterprise, broadcast, and consumer electronics. Our products provide for the transmission of signals for data, sound, and video applications.

The main categories of cable products are (1) copper cables, including shielded and unshielded twisted pair cables, coaxial cables, and stranded cables, (2) fiber optic cables, which transmit light signals through glass or plastic fibers, and (3) composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation. Connectivity products include both fiber and copper connectors for the enterprise, broadcast, and industrial markets. Connectors are also sold as part of end-to-end structured cabling solutions. Networking products include Industrial Ethernet switches and related equipment, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, and load-moment indicators for mobile cranes and other load-bearing equipment.

For the industrial end market, we supply cable, connectivity, and networking products for applications ranging from advanced industrial networking and robotics to traditional instrumentation and control systems. Our cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers, and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures, and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. We sell our industrial products primarily through value-added resellers, industrial distributors, and original equipment manufacturers (OEMs). We design, manufacture, and market Industrial Ethernet switches and related equipment, both rail-mounted and rack-mounted, for factory automation, power generation and distribution, process automation, and large-scale infrastructure projects such as bridges, wind farms, and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. We also design, manufacture, and market fiber optic interfaces and media converters used to bridge fieldbus networks over long distances. In addition, we design, manufacture, and market a broad range of industrial connectors for sensors and actuators, cord-sets, distribution boxes, and fieldbus communications. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment. We also design, manufacture, and market load-moment indicators. Our switches, communications equipment, connectors, and load-

moment indicators are sold directly to industrial equipment OEMs and through a network of distributors and system integrators.

For the enterprise end market, we supply structured cabling solutions, connectors, and networking products for the electronic and optical transmission of data, sound, and video over local- and wide- area networks. Products for this market include high-performance copper cables including 10-gigabit Ethernet technologies, fiber optic cables, connectors, wiring racks, panels, interconnecting hardware, intelligent patching devices, and cable management solutions for complete end-to-end network structured wiring systems. End-use customers are hospitals, financial institutions, governments, service providers, and data centers. Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.

For the broadcast end market, we manufacture a variety of multiconductor and coaxial cable and connector products, which distribute audio and video signals for use in broadcast television including digital television and high definition television, broadcast radio, pre- and post-production facilities, recording studios, and public facilities such as casinos, arenas, and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems, and consumer audio products. Our primary market channels for these broadcast, music, and entertainment products are broadcast specialty distributors and audio systems installers. We also sell directly to music OEMs and the major networks including ABC, CBS, Fox, and NBC. We also provide specialized cables for security applications such as video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems. These products are sold primarily through distributors and also directly to specialty system integrators. We manufacture flexible, copper-clad coaxial cable and associated connector products for the high-speed transmission of data, sound, and video (broadband) that are used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. These cables are sold primarily through distributors.

For the consumer electronics end market, we provide Appliance Wiring Materials (AWM) for the internal wiring of a wide range of electronic devices; coaxial and miniature coaxial cable for internal wiring in electronic game consoles, laptop computers, mobile telephones, personal digital assistant devices, and global positioning systems; high-temperature resistant wire for heating mats and electronic ignitions; highly flexible and temperature resistant automotive wire; flexible cords; and miscellaneous audio and video cable. Some of our products manufactured in Asia have won recognition from customers and industry groups around the world for their inherent environmental responsibility. These products are sold principally under the LTK brand within China to international and Chinese OEMs and contract manufacturers.

Segments

The Americas segment contributed approximately 57%, 57%, and 52% of our consolidated revenues in 2010, 2009, and 2008, respectively. This segment sells the full array of the Company’s products for the industrial, enterprise, and broadcast markets.

The EMEA segment contributed approximately 23%, 25%, and 29% of our consolidated revenues in 2010, 2009, and 2008, respectively. This segment sells the full array of the Company’s products for the industrial, enterprise, and broadcast markets.

The Asia Pacific segment contributed approximately 20%, 18%, and 19% of our consolidated revenues in 2010, 2009, and 2008, respectively. This segment sells the full array of the Company’s products for the industrial, enterprise, broadcast, and consumer electronics markets.

Customers

We sell to distributors, end-users, installers, and directly to OEMs. Sales to the distributor Anixter International Inc. represented approximately 14% of our consolidated revenues in 2010.

We have supply agreements with distributors and with OEM customers in the Americas, Europe, the Middle East, and Asia. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts, or for a significant period of time. The loss of one or more large customers or distributors could result in lower total revenues and profits. However, we believe that our relationships with our customers and distributors are satisfactory and that they choose Belden products, among other reasons, due to the breadth of our product offering as well as the quality and performance characteristics of our products.

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

International Operations

We have manufacturing facilities in Canada, China, and Mexico as well as various countries in Europe. During 2010, approximately 57% of Belden’s sales were to customers outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

The effect of changes in the relative value of currencies impacts our results of operations. However, our revenues and costs are typically in the same currency, reducing our overall currency risk.

A risk associated with our European manufacturing operations is the higher relative expense and length of time required to reduce manufacturing employment. In addition, some of our foreign operations are subject to economic and political risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws.

Financial information for Belden by geographic area is shown in Note 5 to the Consolidated Financial Statements.

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

Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages requires continued investment in engineering, research and development, marketing, and customer service and support. There can be no assurance that we will be successful in maintaining such advantages.

Research and Development

We engage in continuing research and development programs, including new and existing product development, testing and analysis, process and equipment development and testing, and compound materials development and testing. See the Consolidated Statements of Operations for amounts incurred for research and development.

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent to be material to the business as a whole. We consider the following trademarks to be of material value to our business: Belden®, Alphatm, Mohawk®, West Penn Wire/CDT®, Hirschmann®, Lumberg Automationtm, LTKtm, Telecasttm, Snap-N-Seal®, and GarrettCom®.

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

Over the past three years, the prices of metals, particularly copper, have been highly volatile. Copper prices rose to a 5-year high in July 2008 before falling by 66% by the end of December 2008. During 2009, copper prices again rose as the price at the end of 2009 was approximately 140% greater than the price at the end of 2008. During 2010, copper prices continued to increase with the price at the end of 2010 approximately 39% greater than at the beginning of the year. Prices for materials such as PVC and other plastics derived from petrochemical feedstocks have also fluctuated. Since Belden utilizes the first in, first out (FIFO) inventory costing methodology, the impact of copper and other raw material cost changes on our cost of goods sold is delayed by approximately two months based on our inventory turns.

While we seek to be neutral in our pricing for fluctuations in commodity prices, we can experience short-term favorable or unfavorable variances. When the cost of raw materials increases, we are generally able to recover these costs through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists, which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM customer contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months.

Backlog

Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2010, our backlog of orders believed to be firm was $89.7 million compared with $72.6 million at December 31, 2009. The majority of the backlog at December 31, 2010 is scheduled to be shipped in 2011.

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

Employees

As of December 31, 2010, we had approximately 6,600 employees worldwide. We also utilized about 850 workers under contract manufacturing arrangements. Approximately 900 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.

Importance of New Products and Product Improvements;
Impact of Technological Change; Impact of Acquisitions

Many of the markets we serve are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. Our markets are also subject to increasing requirements for mobility and information security. The relative costs and merits of copper and fiber optic cable solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes.

Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the majority of our sales. Fiber optic cables have certain advantages over copper-based cables in applications where large amounts of information must travel great distances and where high levels of information security are required. While the cost to interface electronic and light signals and to terminate and connect optical fiber remains high, we expect that in future years the cost will diminish. We produce and market fiber optic cables and many customers specify these products in combination with copper cables.

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

The installation of wireless devices has required the development of new types of wired infrastructure systems. In the future, we expect that wireless communications technology will be an increasingly viable alternative technology to both copper-and fiber optic-based systems for certain applications. We believe that problems associated with current wireless technology systems will gradually be overcome, such as insufficient signal security, susceptibility to interference and jamming, installation difficulties, and relatively slow transmission speeds, making the use of wireless technology more acceptable in many markets, including not only office LANs but also industrial and broadcast installations.

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

Belden maintains an Internet web site at www.belden.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to the Corporate Secretary, Belden Inc., 7733 Forsyth Boulevard, Suite 800, St. Louis, MO 63105.

Executive Officers

The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 25, 2011. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position

John S. Stroup	44	President, Chief Executive Officer, and Director
Gray G. Benoist	58	Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer
Steven Biegacki	52	Senior Vice President, Global Sales and Marketing
Kevin L. Bloomfield	59	Senior Vice President, Secretary, and General Counsel
Henk Derksen	42	Vice President, Financial Planning and Analysis, and Treasurer
Christof Gusenleitner	46	Executive Vice President, EMEA Operations and Global Connectivity Products
Naresh Kumra	40	Executive Vice President, Asia Pacific Operations
John S. Norman	50	Vice President, Finance — EMEA
Cathy O. Staples	60	Senior Vice President, Human Resources
Denis Suggs	45	Executive Vice President, Americas Operations and Global Cable Products

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

Christoph Gusenleitner joined Belden in April 2010 as Executive Vice President, EMEA Operations and Global Connectivity Products. Prior to coming to Belden, Mr. Gusenleitner was a partner at Bain & Company in its industrial goods and services practice in Munich. Prior to that, he was General Manager of KaVo Dental GmbH and Kaltenbach & Voigt GmbH in Biberach, Germany. KaVo is an affiliate of Danaher Corporation. During his four-year tenure at KaVo, Mr. Gusenleitner led the strategic planning process for the global Danaher Dental Equipment platform and led three business units and 18 sales subsidiaries in EMEA. He has a degree in electrical engineering from the University of Technology in Vienna, Austria and a Master of Science in Industrial Automation from Carnegie Mellon University.

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

Our strategic plan includes further acquisitions.

Our strategic plan includes further acquisitions, and the extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition, and cash flows. Our business strategy involves continued acquisitions to support our growth, product portfolio, and business plans. Our ability to successfully acquire businesses may decline if we are unable to appropriately identify acquisition targets consistent with our strategic plan, the competition among potential buyers increases, or the cost of acquiring suitable businesses becomes too expensive. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Our ability to implement our business strategy and grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. Market conditions may prevent us from obtaining financing when we need it or on terms acceptable to us.

We may have difficulty integrating the operations of acquired businesses, which could negatively affect our results of operations and profitability.

We may have difficulty integrating acquired businesses and future acquisitions might not meet our performance expectations. Some of the integration challenges we might face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the acquired operations for compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues, and retention of key personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time we have to manage the other businesses. Some of the businesses we acquired or are interested in acquiring involve more complex technology and shorter product life cycles than are typical for Belden, and we might not be able to properly evaluate and develop the technology. We may not be able to successfully or cost-effectively integrate operations, which could have a negative effect on our results of operations or our profitability. The process of integrating operations could also cause some interruption of, or the loss of momentum in, the activities of acquired businesses.

The global cable, connectivity, and networking industries are highly competitive.

We compete with other manufacturers of cable, connectivity, and networking products, and also face potential competition, in North America, Europe, and Asia. These companies compete on price, reputation and quality, product technology and characteristics, and terms. Some multinational competitors have greater engineering, financial, manufacturing, and marketing resources than we have. Actions that may be taken by competitors, including pricing, business alliances, new product introductions, market penetration, and other actions, could have a negative effect on our revenue and profitability. Moreover, during economic downturns, some competitors that are highly leveraged both financially and operationally could become more aggressive in their pricing of products.

If we are unable to retain senior management and key employees, our business operations could be adversely affected.

Our success has been largely dependent on the skills, experience, and efforts of our senior management and key employees. The loss of any of our senior management or other key employees, including due to acquisitions or restructuring activities, could have an adverse effect on us. We may not be able to find qualified replacements for these individuals and the integration of potential replacements may be disruptive to our business. More broadly, a key determinant of our success is our ability to attract, develop and retain talented associates. While this is one of our strategic priorities, we may not be able to succeed in this regard.

A challenging global economic environment or a downturn in the markets we serve could adversely affect our operating results and stock price in a material manner.

A challenging global economic environment could cause substantial reductions in our revenue and results of operations as a result of weaker demand by the end users of our products and, for some products, price erosion. Such price erosion may occur through competitors becoming more aggressive in their pricing practices, which could adversely impact our gross margins. These global economic conditions could also make it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. Our customers could also face issues gaining timely access to sufficient credit, which could have an adverse effect on our results if such events cause delays in collection or write-offs of receivables. Further, the demand for many of our products is economically sensitive and will vary with general economic activity, trends in nonresidential construction, investment in manufacturing facilities and automation, demand for information technology equipment, and other economic factors.

We may be unable to successfully implement our strategic plan.

Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. To achieve these goals, our strategic priorities are to continue deployment of our Market Delivery System (MDS) so as to capture market share through end-user engagement, channel management, outbound marketing, and vertical strategy; improve our recruitment and development of talented associates; develop strong global connector and fiber platforms; acquire businesses that fit our strategic plan; and become a leading Lean company. Lean refers to a business management system that strives to create value for customers and deliver that value to the right place, at the right time, and in the right quantities while reducing or eliminating waste from all processes. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our MDS initiative may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

Because we do business in many countries, our results of operations are affected by changes in currency exchange rates and are subject to political, economic, and other uncertainties.

More than half of our sales are outside the United States. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations and sales are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, and the British pound. In most cases, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although the realignment of our manufacturing capacity among our global facilities may alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

We have manufacturing facilities in Canada, China, Mexico, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws. A risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. Our performance will also be affected by our ability to address a variety of challenges and opportunities in these markets and geographies, including trends toward increased utilization of the global labor force, expansion of market opportunities in emerging markets such as China and India, migration away from a fragmented, sub-scale, high-cost manufacturing footprint, and potential volatility in raw material costs.

We may experience significant variability in our quarterly and annual effective tax rate which would affect our reported net income.

We have a complex tax profile due to the global nature of our operations, which encompass multiple taxing jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets, among other matters, may significantly affect our effective income tax rate in the future.

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. Relatively more income in higher tax rate jurisdictions or relatively more losses in lower tax rate jurisdictions would increase our effective tax rate and thus lower our net income. If we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.

We rely on several key distributors in marketing our products.

The majority of our sales are through distributors. These distributors carry the products of competitors along with our products. Our largest distributor customer, Anixter International Inc., accounted for 14% of our revenue in 2010. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily.

In the past, we have seen some distributors acquired and consolidated. If there were further consolidation of the electronics and cable distributors, this could affect our relationships with these distributors. It could also result in consolidation of distributor inventory, which would temporarily depress our revenue. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. The current global economic downturn raises the potential of our customers incurring financial difficulties (including bankruptcy), which would adversely affect our results of operation as a result of lower customer sales and write-offs of uncollectible accounts receivable.

Changes in the price and availability of raw materials we use could be detrimental to our profitability.

Copper is a significant component of the cost of most of our products. Over the past few years, the prices of metals, particularly copper, have been highly volatile. Copper rose rapidly in price for much of this period and remains a volatile commodity. Prices of other materials we use, such as polyvinylchloride (PVC) and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings will be reduced. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings will be reduced. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenue, and we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. We believe the supply of raw materials (copper, plastics, and other materials) is adequate and we do not expect any substantial interruption of supply or shortage of materials. If such a supply interruption or shortage were to occur, however, this could have a negative effect on revenue and earnings.

Legal compliance issues could adversely affect our business.

We have a strong legal compliance and ethics program, including a code of business conduct and ethics, policies on anti-bribery, export controls and other legal compliance areas, and periodic training to relevant associates on these matters. While we believe that this program should reduce the likelihood of a legal compliance violation, such a violation could still occur, disrupting our business through fines, penalties, diversion of internal resources, and negative publicity.

Our future success depends on our ability to develop and introduce new products.

Our markets are characterized by the introduction of products with increasing technological capabilities, including fiber optic and wireless signal transmission solutions that compete with the copper cable solutions that comprise the majority of our revenue. The relative costs and merits of copper cable solutions, fiber optic cable solutions, and wireless solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes, which will require continued investment in engineering, research and development, marketing, and customer service and support. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets. Competing technologies could cause the obsolescence of many of our products. See the discussion above in Part  I, Item 1, under Importance of New Products and Product Improvements; Impact of Technological Change; Impact of Acquisitions

Volatility of credit markets could adversely affect our business.

Uncertainty in U.S. and global financial and equity markets could make it more expensive for us to conduct our operations and may cause us to be unable to pursue or complete acquisitions.

If our goodwill or other intangible assets become impaired, we may be required to recognize charges that would reduce our income.

Under accounting principles generally accepted in the United States, goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually or more often in certain circumstances if events indicate that the asset values are not recoverable. We have incurred significant charges for the impairment of goodwill and other intangible assets in the past, and we may be required to do so again in future periods if the underlying value of our business declines. Such a charge would reduce our income without any change to our underlying cash flow.

We might have difficulty protecting our intellectual property from use by competitors, or competitors might accuse us of violating their intellectual property rights.

Disagreements about patents and intellectual property rights occur in our served markets. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. Any disruption in our information systems or those of the third parties upon whom we rely could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

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

We are subject to the environmental laws and regulations in each jurisdiction where we do business. We are currently and may in the future be held responsible for remedial investigations and clean-up costs of certain sites damaged by the discharge of hazardous substances, including sites that have never been owned or operated by us but at which we have been identified as a potentially responsible party under federal and state environmental laws. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions and changes in enforcement policies thereunder could adversely affect our operations due to increased costs of compliance and potential liability for noncompliance.

Greenhouse gas emissions have increasingly become the subject of a large amount of attention. Legislation related to climate change have been introduced in the U.S. Congress. In addition, future regulation of greenhouse gas could occur pursuant to future U.S. treaty obligations or statutory or regulatory changes under existing environmental laws. While not all are likely to become law, additional climate change regulation may adversely affect our costs by increasing energy costs and raw material prices and requiring equipment modification or replacement.

This list of risk factors is not exhaustive. Other considerations besides those mentioned above might cause our actual results to differ from expectations expressed in any forward-looking statement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Belden has a corporate office that it leases in St. Louis, Missouri, and various manufacturing facilities, warehouses, and sales and administration offices through out the world. The significant facilities as of December 31, 2010, were as follows.

Used by the Americas operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United States-20	13 M, 7 W	9 owned
11 leased
Canada-1	1 M	1 owned
Mexico-4	4 M	4 leased

Used by the EMEA operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

United Kingdom-2	1 M, 1 W	1 owned
1 leased
The Netherlands-2	1 M, 1 W	2 leased
Germany-2	2 M	1 owned
1 leased
Italy-1	1 M	1 owned
Denmark-2	1 M, 1 W	2 owned
Hungary-1	1 M	1 owned
Czech Republic-1	1 M	1 owned
Sweden-1	1 W	1 leased

Used by the Asia Pacific operating segment:

Primary Character
(M=Manufacturing,
Number of Properties by Country	W=Warehouse)	Owned or Leased

China-5	5 M	2 owned
3 leased
India-1	1 W	1 leased
Australia-1	1 W	1 leased
Singapore-1	1 W	1 leased

The total size of all Americas, EMEA, and Asia Pacific operating segment locations is 3.2 million square feet, 1.1 million square feet, and 1.8 million square feet, respectively. We believe our physical facilities are suitable for their present and intended purposes and adequate for our current level of operations.

Item 3.	Legal Proceedings

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 82 of which are pending as of February 7, 2011, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through February 7, 2011, we have been dismissed, or reached agreement to be dismissed, in more than 400 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “BDC.”

As of February 21, 2011, there were 518 record holders of common stock of Belden Inc.

We made no purchases of our common stock during the 2010 fourth quarter.

We paid a dividend of $0.05 per share in each quarter of 2010 and 2009. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2010 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$28.36	$31.51	$26.85	$38.85
Low	$20.18	$21.44	$21.60	$25.86

	2009 (By Quarter)
	1	2	3	4

Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$21.99	$21.08	$24.42	$26.88
Low	$8.18	$11.61	$15.13	$21.72

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2010, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Dow Jones Electronic & Electrical Equipment Index. The comparison assumes $100 was invested on December 31, 2005, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	2006	2007	2008	2009	2010

Belden Inc	61.0%	14.3%	−52.8%	6.2%	69.2%
S&P 500 Index	15.8%	5.5%	−37.0%	26.5%	15.1%
Dow Jones Electronic & Electrical Equipment	13.8%	18.9%	−46.6%	47.7%	31.9%

	Indexed Returns
	Years Ending December 31,
	2005	2006	2007	2008	2009	2010

Belden Inc	$100.00	$160.96	$183.98	$86.92	$92.29	$156.12
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
Dow Jones Electronic & Electrical Equipment	100.00	113.75	135.24	72.23	106.66	140.66

(1)	This chart and the accompanying data are “furnished,” not “filed,” with the SEC.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of operations data:
Revenues	$1,617,090	$1,362,016	$1,992,168	$2,032,841	$1,495,811
Operating income (loss)	129,189	36,370	(281,545)	220,736	118,478
Income (loss) from continuing operations	69,298	(7,265)	(316,650)	136,195	71,563
Basic income (loss) per share from continuing operations	1.48	(0.16)	(7.09)	3.03	1.65
Diluted income (loss) per share from continuing operations	1.45	(0.16)	(7.09)	2.71	1.48
Balance sheet data:
Total assets	1,696,484	1,620,578	1,658,393	2,068,392	1,355,968
Long-term debt	551,155	543,942	590,000	350,000	110,000
Long-term debt, including current maturities	551,155	590,210	590,000	458,744	172,000
Stockholders’ equity	638,515	551,048	570,868	1,072,206	843,901
Other data:
Basic weighted average common shares outstanding	46,805	46,594	44,692	44,877	43,319
Diluted weighted average common shares outstanding	47,783	46,594	44,692	50,615	50,276
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In 2010, we acquired GarrettCom, Inc. and the Communications Products business of Thomas & Betts during our fiscal fourth quarter. The results of operations of these entities are included in our operating results from their respective acquisition dates. During 2010, we recognized expenses from the effects of purchase accounting of $6.5 million, severance expense of $1.1 million, and asset impairment expense of $16.6 million.

In 2009, we streamlined our manufacturing, sales and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. During 2009, we recognized severance and employee relocation expenses of $29.6 million, asset impairment charges of $27.8 million, loss on sale of assets of $17.2 million, adjusted depreciation expense of $2.6 million, and other charges related to our global restructuring actions of $24.1 million.

In 2008, we recognized goodwill and other asset impairment charges of $443.7 million, severance expense of $39.9 million, loss on sale of assets of $3.7 million, and other charges related to our various restructuring actions of $4.9 million.

In 2007, we acquired Hirschmann Automation and Control GmbH (Hirschmann), LTK Wiring Co. Ltd. (LTK), and Lumberg Automation Components (Lumberg Automation) during our fiscal second quarter. The results of operations of these entities are included in our operating results from their respective acquisition dates. During 2007, we recognized expenses from the effects of purchase accounting of $15.8 million and severance expense of $4.2 million, asset impairment expense of $3.3 million, and adjusted depreciation expense of $0.2 million related to our various restructuring actions. We also recognized an $8.6 million gain on sales of assets.

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

Overview

We design, manufacture, and market a portfolio of cable, connectivity, and networking products in markets including industrial, enterprise, broadcast, and consumer electronics. We strive to create shareholder value by:

•	Capturing additional market share by improving channel and end-user relationships, and concentrating sales efforts on customers in specific vertical markets;

•	Investing in both organic and inorganic growth in fast-growing regions;

•	Continuously improving business processes throughout the enterprise via a comprehensive Lean tool set and the institution of a continuous improvement mind-set across the company;

•	Migrating our manufacturing capacity to low-cost locations within each major geographic region to be closer to our customers and to reduce the landed cost of our products;

•	Managing our product portfolio to position products according to value, eliminate low-margin revenue, and increase revenue in higher margin and strategically important products;

•	Recruiting and developing the best talent we can find and improving the effectiveness of our performance management processes; and

•	Protecting and enhancing the value of the Belden brand and our family of brands.

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

We generated approximately 57% of our sales outside of the United States in 2010. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. Our market and geographic diversity limits the impact of any one market or the economy of any single country on our consolidated operating results. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, we use indices concerning general economic trends to predict our outlook for the future given the broad range of products manufactured and end markets served.

We generated year-over-year revenue increases in each quarter during 2010 as many of our served markets began to recover from the broad-based declines in demand experienced in the second half of 2008 and in 2009. As a result, consolidated revenues for 2010 increased 18.7% over 2009.

We continue to operate in a highly competitive business environment in our served markets and geographies. Our performance will be affected by our ability to address a variety of challenges and opportunities in these markets and geographies, including trends toward increased utilization of the global labor force, expansion of market opportunities in emerging markets such as Brazil, China, and India, migration away from a fragmented, sub-scale, high-cost manufacturing footprint, and potential volatility in raw material costs.

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

Significant Trends and Events in 2010

The following trends and events during 2010 have had varying effects on our financial condition, results of operations, and cash flows.

Disposition

We sold Trapeze Networks, Inc. (Trapeze) during the 2010 fourth quarter for $152.1 million in cash. The Trapeze operations comprised the entirety of our former Wireless segment.

Acquisitions

We completed two acquisitions during the 2010 fourth quarter. We acquired the Communications Products business of Thomas & Betts (Communications Business) for cash of $76.9 million on November 19, 2010. The Communications Business provides drop and hard line connectors, hardware and grounding products, and telecom enclosures and connectors for the broadband/CATV markets. This acquisition improves our position as an end-to-end solution provider in the broadcast end markets, including broadband/CATV, security and surveillance, and professional broadcasting. We acquired GarrettCom, Inc. (GarrettCom) for cash of $56.8 million on December 5, 2010. GarrettCom provides advanced industrial networking products and smart grid solutions, including industrial grade switches, routers, converters, serial communications, and security software to the power utility, surveillance, transportation, specialty industrial automation, and telecommunications markets. The acquisition complements our existing portfolio of industrial networking solutions and will enable us to provide a more diverse set of end market applications. The results of operations of both the Communications Business and GarrettCom have been included in our results of operations from their respective acquisition dates and are reported within the Americas segment.

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

Global Restructuring Activities

During 2010, we completed the restructuring activities originally initiated in the 2008 fourth quarter to streamline our manufacturing, sales, and administrative functions. We recognized severance costs primarily in the Americas segment totaling $1.1 million related to these restructuring activities and the closure of one of our two manufacturing plants in Leominster, Massachusetts. We do not expect to recognize any additional severance costs related to these restructuring activities.

Share-Based Compensation

We provide certain employees and non-employee directors with share-based compensation in the form of stock options, stock appreciation rights, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. At December 31, 2010, the total unrecognized compensation cost related to all nonvested awards was $14.7 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Results of Operations

Consolidated Continuing Operations

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
		(In thousands, except percentages)

Revenues	$1,617,090	$1,362,016	$1,992,168	18.7%	−31.6%
Gross profit	467,294	387,685	558,899	20.5%	−30.6%
Selling, general and administrative expenses	279,677	262,473	347,665	6.6%	−24.5%
Research and development	42,605	40,441	41,820	5.4%	−3.3%
Operating income (loss)	129,189	36,370	(281,545)	255.2%	112.9%
Income (loss) from continuing operations
before taxes	82,012	(6,090)	(314,168)	1446.7%	98.1%
Income (loss) from continuing operations	69,298	(7,265)	(316,650)	1053.9%	97.7%

2010 Compared to 2009

Revenues increased in 2010 compared to 2009 primarily for the following reasons:

•	An increase in unit sales volume due to the recovery of demand and increased market share in many of the Company’s served markets resulted in a revenue increase of $159.1 million.

•	An increase in copper prices resulted in estimated sales price increases totaling $75.4 million.

•	An increase in revenues of $14.7 million from the full year inclusion of the Company’s 2009 acquisition.

Gross profit increased in 2010 compared to 2009 due to the increase in revenue as discussed above and decreases in severance and other restructuring costs. In 2009, cost of sales included $37.8 million of severance and other restructuring costs related primarily to global restructuring actions to streamline our manufacturing functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced in 2009 throughout the global economy. Other restructuring costs include equipment transfer costs, contract termination costs, employee relocation costs, and other restructuring related charges. In 2010, cost of sales included $11.7 million of such severance and other restructuring costs.

Selling, general and administrative (SG&A) expenses increased in 2010 compared to 2009. This increase was primarily due to higher payroll costs associated with our sales and administrative employees and higher discretionary spending for items such as travel and consulting as demand in our end markets improved.

The increase in research and development costs in 2010 compared to 2009 was primarily due to higher payroll costs associated with the employees engaged in our research and development activities.

During 2010, we recognized asset impairment losses totaling $16.6 million. We recognized impairment losses of $1.3 million and $5.8 million, respectively, related to real estate in the Americas segment and in connection with real estate leased to the purchaser of a German cable business we sold in 2009. We also recognized an impairment loss of $0.6 million related to a trademark we are no longer using. In addition, we recognized an impairment loss of $8.9 million in connection with our decision to abandon the use of certain customer relationship management tools and enterprise technology system assets.

Income from continuing operations increased in 2010 compared to 2009 primarily related to the substantial improvement in operating income offset minimally by higher interest expense associated with a full year of interest on our senior subordinated notes issued in June 2009 and the results of our hedging activities.

Our annual effective tax rate was 15.5% in 2010 compared to -19.3% in 2009. While the Company recorded a tax expense on a pre-tax loss in 2009 primarily due to an increase in the valuation allowances recorded against deferred tax assets established with respect to net operating loss carryforwards, the Company recorded a tax expense on pre-tax income at a 15.5% rate in 2010 due primarily to the lower income tax rates on income earned in foreign jurisdictions.

2009 Compared to 2008

Revenues decreased in 2009 compared to 2008 for the following reasons:

•	A decrease in unit sales volume due to broad-based market declines resulted in a revenue decrease of $460.8 million.

•	A decrease in copper prices resulted in estimated sales price decreases totaling $84.2 million.

•	Unfavorable currency translation of $31.3 million due to the U.S. dollar strengthening against many foreign currencies including the euro and Canadian dollar.

•	Lost revenues from the disposal of two businesses in Europe resulted in a decrease of $56.7 million.

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

Selling, general and administrative (SG&A) expenses decreased in 2009 compared to 2008. This decrease was primarily due to lower payroll costs associated with a reduction in the number of sales and administration employees and lower discretionary spending for items such as travel, consulting, and advertising. SG&A expenses in 2009 included $4.4 million less severance and other restructuring costs compared to 2008.

The decrease in research and development costs in 2009 compared to 2008 was primarily due to lower payroll costs associated with a reduction in the number of employees engaged in our research and development activities.

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

During 2009, we recognized asset impairment losses totaling $27.8 million primarily related to a German cable business that we sold. Also, due to equity market conditions in 2008 and the difference between our market value and book value, the carrying amounts of certain reporting units exceeded their respective fair values resulting in a goodwill impairment charge of $404.2 million. In addition, the carrying amounts of certain trademarks exceeded their respective fair values resulting in a trademark impairment charge of $19.1 million. In 2008, we also recognized tangible asset impairment losses totaling $20.4 million primarily related to decisions to close our manufacturing facility in Manchester, Connecticut, consolidate capacity, and dispose of excess machinery and equipment.

Loss from continuing operations before taxes decreased in 2009 compared to 2008 due to an improvement in operating income partially offset by higher interest expense resulting from higher interest rates on our senior subordinated notes issued during 2009.

Our annual effective tax rate was -19.3% in 2009 compared to -0.8% in 2008. While the Company recorded a tax expense on a pre-tax loss in 2008 primarily due to the non-deductibility for tax purposes of the goodwill impairment charges recognized during the year, it recorded a tax expense on a pre-tax loss in 2009 primarily due to an increase in the valuation allowances recorded against deferred tax assets established with respect to net operating loss carryforwards.

Americas Segment

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages)

Total revenues	$984,718	$810,058	$1,102,815	21.6%	−26.5%
Operating income	133,984	117,324	106,893	14.2%	9.8%
as a percent of total revenues	13.6%	14.5%	9.7%

Americas total revenues, which include affiliate revenues, increased $88.8 million in 2010 over 2009 due to increased market share and higher unit sales volume as demand in the segment’s North American markets recovered from their weakness during 2009. An increase in copper prices resulted in higher selling prices that contributed an estimated $44.0 million to the increase in revenues. The remaining increase in revenues was the result of favorable currency translation as the Canadian dollar strengthened against the U.S. dollar and from the full year inclusion of the Company’s 2009 acquisition.

Operating income increased in 2010 over 2009 primarily due to the increase in gross profit associated with the increase in revenue discussed above. In addition, in 2010 the segment recognized $12.0 million in severance, other restructuring charges, and asset impairment charges as well as $6.6 million of costs associated with the segment’s two acquisitions during 2010 compared to $21.5 million of such costs in 2009.

Americas total revenues decreased in 2009 from 2008 due to lower unit sales volume of $219.8 million. Lower demand in the Americas contributed to lower volume across all vertical markets. Similarly, lower demand in Europe and Asia and increasing localization of manufacturing in our Asia Pacific segment resulted in a decrease in affiliate revenues in 2009 of $18.1 million. A decrease in copper prices resulted in lower selling prices that contributed an estimated $47.0 million to the decrease in revenues. The remaining decrease in revenues was due to unfavorable currency translation, which was primarily a result of the U.S. dollar strengthening against the Canadian dollar.

Operating income increased in 2009 over 2008 primarily due to a decrease in impairment charges and other restructuring costs. In 2009, the segment recognized $21.5 million of severance and other restructuring charges primarily related to our global restructuring actions. In 2008, the segment recognized goodwill and other asset impairment charges totaling $50.8 million and other restructuring charges of $15.8 million. Excluding these charges, operating income decreased $34.7 million but operating margin improved from 15.7% in 2008 to 17.1% in 2009 due to manufacturing cost savings resulting from the benefits of our restructuring actions and the successful execution of our regional manufacturing and Lean Enterprise strategies.

EMEA Segment

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages)

Total revenues	$442,281	$400,453	$663,311	10.4%	−39.6%
Operating income (loss)	63,969	(36,828)	(212,053)	273.7%	82.6%
as a percent of total revenues	14.5%	−9.2%	−32.0%

EMEA total revenues, which include affiliate revenues, increased $52.8 million in 2010 over 2009 due to increased market share and higher unit sales volume as demand in the segment’s served markets strengthened and due to higher affiliate sales of $21.2 million. These increases were partially offset by unfavorable currency translation of $17.9 million primarily from the U.S. dollar strengthening against the euro and by lost revenues of $17.7 million from the disposition of a German cable business in 2009.

Operating income increased in 2010 over 2009 primarily due to the increase in revenues discussed above and a decrease in impairment charges and other restructuring costs. In 2010, the segment recognized $2.4 million and $5.8 million in restructuring costs and impairment charges, respectively, while in 2009 it recognized $77.3 million in restructuring costs, impairment charges, and loss on the sale of assets.

EMEA total revenues decreased in 2009 from 2008 due to lower unit sales volume of $142.5 million. The broad-based market declines in Europe resulted in lower volume across all vertical markets. Similarly, lower demand in the United States and Asia resulted in a decrease in affiliate revenues in 2009 of $30.4 million. Lost sales from the disposal of two businesses contributed $56.8 million to the revenue decrease. The decrease in revenues was also due to $23.7 million of unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro. The remaining decrease in revenues was due to a decrease in copper prices that resulted in lower selling prices.

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

Asia Pacific Segment

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages)

Total revenues	$315,537	$250,250	$373,360	26.1%	−33.0%
Operating income (loss)	40,147	28,794	(66,093)	39.4%	143.6%
as a percent of total revenues	12.7%	11.5%	−17.7%

Asia Pacific total revenues, which include affiliate revenues, increased in 2010 over 2009, due to higher unit sales volume of $34.4 million as demand in the segment’s served markets recovered and an estimated $31.1 million in higher sales from the impact of higher copper prices during 2010.

Operating income increased in 2010 over 2009 primarily due to the increase in revenues discussed above.

Asia Pacific total revenues decreased in 2009 from 2008 due to lower unit sales volume of $98.0 million. The broad-based market decline beginning in the second half of 2008 continued in Asia during 2009 resulting in lower volume across most vertical markets. A decrease in copper prices resulted in lower selling prices that contributed an estimated $25.5 million to the decrease in revenues. These decreases were partially offset by favorable currency translation.

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

Corporate Expenses

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages)

Total corporate expenses	$62,821	$41,378	$74,889	51.8%	−44.7%

Corporate expenses include administrative and other costs that are not allocated to the operating segments. These expenses increased in 2010 over 2009 primarily due to a $9.9 million increase in payroll, travel, and purchased services and an $8.7 million impairment charge with respect to customer relationship management tools and enterprise resource technology assets.

Total corporate expenses decreased in 2009 from 2008 primarily due to $27.5 million of goodwill and other asset impairment charges recognized in 2008. The decrease is also due to lower consulting fees and other discretionary items such as travel costs. A portion of goodwill related to a previous acquisition was considered corporate goodwill because it benefited the entire Company. For purposes of testing goodwill for impairment, this corporate goodwill is allocated to certain reporting units. Based on the 2008 goodwill impairment analysis, $22.5 million of the corporate goodwill was impaired. We also recognized a $5.0 million impairment of a cost method investment due to the decline in its estimated fair value.

Discontinued Operations

During 2010, we sold Trapeze for $152.1 million in cash. We acquired Trapeze in 2008. The sale of Trapeze generated an after tax gain of $44.8 million, which is included in discontinued operations. The results of operations for Trapeze have also been included in discontinued operations.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. Beginning in 2009, we recognized interest expense associated with these uncertain tax positions, which is included in discontinued operations. Due to the utilization of other net operating loss carryforwards from 2005 through 2008, we did not recognize interest expense related to this reserve prior to 2009.

See Note 4 to the Consolidated Financial Statements for more information about these matters.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, and dividends, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2011 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, quarterly dividend payments, and our short-term operating strategies. Economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing could affect our ability to continue to fund our future needs from business operations.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended
	December 31,
	2010	2009
	(In thousands)

Net cash provided by (used for):
Operating activities	$111,549	$151,810
Investing activities	(8,352)	(59,049)
Financing activities	(48,415)	(22,048)
Effects of currency exchange rate changes on cash and cash equivalents	(5,008)	10,753

Increase in cash and cash equivalents	49,774	81,466
Cash and cash equivalents, beginning of year	308,879	227,413

Cash and cash equivalents, end of year	$358,653	$308,879

Net cash provided by operating activities decreased by $40.3 million in 2010 from 2009. There was a $133.4 million change in net income from 2009 to 2010, as the Company moved from a loss of $24.9 million in 2009 to income of $108.5 million in 2010. The change in net income was offset by a change in operating assets and liabilities. The change in operating assets and liabilities was $111.3 million as the change in operating assets and liabilities for 2010 was a use of cash of $14.5 million compared to a source of cash of $96.9 million for 2009. An increase in accounts receivable and inventories represented the largest change in operating assets and liabilities. Accounts receivable were a use of cash for the period due to the 18.7% increase in revenues year-over-year and an increase in our days’ sales outstanding from 59 days at the end of 2009 to 62 days at the end of 2010. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter. Inventories were a use of cash for the period as well due to the increase in inventory necessary to support our higher revenues and a decrease in our inventory turns from 7.3 turns at the end of 2009 to

6.9 turns at the end of 2010. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter. These increases in accounts receivable and inventories were partially offset by increases in accounts payable and accrued liabilities.

Net cash used for investing activities decreased by $50.7 million in 2010 from 2009. This decrease was due to an increase in the proceeds from the disposal of tangible assets and a decrease in capital expenditures partially offset by an increase in the cash used to acquire businesses. The $136.9 million increase in 2010 over 2009 in the proceeds from the disposal of tangible assets results from the $136.9 million received in 2010 from our sale of Trapeze. The $12.2 million decrease in capital expenditures in 2010 compared to 2009 primarily resulted from a reduced level of spending on our enterprise resource planning software. We anticipate that future capital expenditures will be funded with available cash. The increase in cash used to acquire businesses resulted from the use of cash in 2010 to acquire GarrettCom and the Communications Products business of Thomas & Betts compared to the use of cash in 2009 to acquire Telecast.

Net cash used for financing activities increased by $26.4 million in 2010 over 2009. This change is primarily due to the repayment of $46.3 million of outstanding borrowings under our revolving credit facility during 2010. This change was partially offset by the receipt of $4.2 million of cash upon the termination of our derivative instruments in 2010, a $2.5 million difference in the proceeds received upon the exercise of stock options in 2010 over 2009, and the payment of $11.8 million of non-recurring debt issuance costs during 2009.

Our outstanding debt obligations as of December 31, 2010, consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of December 31, 2010, there were no outstanding borrowings under our senior secured credit facility, and we had $220.2 million in available borrowing capacity. We were in compliance with all of the amended covenants of the facility as of December 31, 2010. Note 13 to the Consolidated Financial Statements contains an additional discussion regarding our various borrowing arrangements.

Contractual obligations outstanding at December 31, 2010, have the following scheduled maturities:

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
			(In thousands)

Long-term debt obligations(1)(2)	$551,155	$—	$—	$—	$551,155
Interest payments on long-term debt obligations	316,500	43,000	86,000	86,000	101,500
Operating lease obligations(3)	68,308	13,317	21,306	13,036	20,649
Purchase obligations(4)	13,238	13,238	—	—	—
Other commitments(5)	24,122	4,286	18,671	1,165	—
Pension and other postemployment obligations	169,549	11,323	36,040	41,156	81,030

Total	$1,142,872	$85,164	$162,017	$141,357	$754,334

(1)	As described in Note 13 to the Consolidated Financial Statements.

(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.

(3)	As described in Note 19 to the Consolidated Financial Statements.

(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)	Represents obligations for uncertain tax positions (see Note 15 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
			(In thousands)

Standby financial letters of credit	$12,438	$8,397	$4,019	$22	$—
Bank guarantees	6,876	6,876	—	—	—
Surety bonds	1,729	1,692	37	—	—

Total	$21,043	$16,965	$4,056	$22	$—

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

Accounts Receivable

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivables balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations.

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

Deferred Tax Assets

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and income before taxes under GAAP. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We are required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether to record a deferred tax asset valuation allowance for part or all of a deferred tax asset.

We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets associated with net operating losses. We consider the reversals of existing taxable temporary differences as well as projections of future taxable income. We consider the future reversals of existing taxable temporary differences to the extent they were of the same character as the temporary differences giving rise to the deferred tax assets. We also consider whether the future reversals of existing taxable temporary differences will occur in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. The assumptions utilized to estimate our future taxable income are consistent with those assumptions utilized for purposes of testing goodwill for impairment.

We also have significant tax credit carryforwards in the United States on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. The Company expects to generate enough taxable income in the future to utilize these tax credits. Furthermore, in 2011 we expect to continue implementation of tax planning strategies that will help generate sufficient foreign source income in the carryforward period.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. To the extent we were to prevail in matters for which accruals have been established or would be required to pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which such determination is made. In addition, our foreign subsidiaries’ undistributed income is considered to be indefinitely reinvested and, accordingly, we do not record a provision for United States federal and state income taxes on this foreign income. If this income was not considered to be indefinitely reinvested, it would be subject to United States federal and state income taxes and could materially affect our income tax provision.

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

For purposes of impairment testing of long-lived assets, we have identified asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

We do not amortize goodwill, but test it annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment (the component level) if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Americas, EMEA, and Asia Pacific) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified five reporting units within Americas, four reporting units within EMEA, and three reporting units within Asia Pacific.

When we evaluate goodwill for impairment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. For example, in our 2010 goodwill impairment analysis, the discount rates for our reporting units ranged from 10% to 16% and the long-term growth rates ranged from 2% to 4%. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

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

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates, and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our key assumptions are described in further detail in Note 16 to the Consolidated Financial Statements. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Share-Based Compensation

We compensate certain employees and non-employee directors with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and post-vesting cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on historical price data for our common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience. Our key assumptions are described in further detail in Note 17 to the Consolidated Financial Statements.

Business Combination Accounting

We allocate the cost of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. We also identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. We have historically relied upon the use of third-party valuation specialists to assist in the estimation of fair values for inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values at the business combination date. With respect to accrued liabilities acquired, we use all available information to make our best estimates of their fair values at the business combination date. When necessary, we rely upon the use of third-party actuaries to assist in the estimation of fair value for certain liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from currency exchange rates, certain commodity prices, interest rates, and credit extended to customers. Each of these risks is discussed below.

Currency Exchange Rate Risk

For most of our products, the currency in which we sell the product is the same as the currency in which we incur the costs to manufacture the product, resulting in a natural hedge. Our currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. We do not generally use foreign currency derivatives and did not have any outstanding at December 31, 2010.

We generally view our investments in international subsidiaries with functional currencies other than the United States dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, we are exposed primarily to exchange rate movements between the United States dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, and British pound. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $258.3 million and $312.9 million at December 31, 2010 and 2009, respectively. We estimate a one percent change of the United States dollar relative to foreign currencies would have changed 2010 pre-tax income (loss) of our foreign operations by approximately $0.5 million. This sensitivity analysis has inherent limitations as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the United States dollar over time.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2010.

The following table presents unconditional copper purchase obligations outstanding at December 31, 2010. The unconditional copper purchase obligations will settle during 2011.

	Purchase	Fair
	Amount	Value
	(In thousands, except average price)

Unconditional copper purchase obligations:
Commitment volume in pounds	2,387
Weighted average price per pound	$3.90

Commitment amounts	$9,302	$10,601

We are also exposed to price risk related to our purchase of selected commodities derived from petrochemical feedstocks used in the manufacture of our products. We generally purchase these commodities based upon market prices established with the vendors as part of the purchase process. Pricing of these commodities is volatile as they tend to fluctuate with the price of oil. Historically, we have not used commodity financial instruments to hedge prices for commodities derived from petrochemical feedstocks.

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. During 2010, we entered into and exited from interest rate derivative instruments. See Note 14 to the Consolidated Financial Statements. We were not a party to any interest rate derivative instruments at December 31, 2010.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2010.

	Principal Amount by Expected Maturity			Fair
	2011	Thereafter	Total	Value
	(In thousands, except interest rates)

Fixed-rate senior subordinated notes	$—	$350,000	$350,000	$354,375
Average interest rate		7.00%
Fixed-rate senior subordinated notes	$—	$200,000	$200,000	$219,250
Average interest rate		9.75%
Total			$550,000	$573,625

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. At December 31, 2010, we had $28.5 million in accounts receivable outstanding from Anixter International Inc. (Anixter). This represented approximately 10% of our total accounts receivable outstanding at December 31, 2010. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 25, 2011

Belden Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$358,653	$308,879
Receivables, net	298,266	230,360
Inventories, net	175,659	144,189
Deferred income taxes	9,473	28,115
Other current assets	18,804	14,966
Current assets of discontinued operations	—	133,329

Total current assets	860,855	859,838
Property, plant and equipment, less accumulated depreciation	278,866	298,258
Goodwill	322,556	273,126
Intangible assets, less accumulated amortization	143,820	116,592
Deferred income taxes	27,565	10,809
Other long-lived assets	62,822	61,955

	$1,696,484	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,084	$166,723
Accrued liabilities	145,840	117,206
Current maturities of long-term debt	—	46,268
Current liabilities of discontinued operations	—	31,237

Total current liabilities	357,924	361,434
Long-term debt	551,155	543,942
Postretirement benefits	112,426	121,745
Other long-term liabilities	36,464	42,409
Stockholders’ equity:
Preferred stock, par value $0.01 per share — 2,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share — 200,000 shares authorized; 50,335 shares issued; 47,045 and 46,660 shares outstanding at 2010 and 2009, respectively	503	503
Additional paid-in capital	595,519	591,917
Retained earnings	171,568	72,625
Accumulated other comprehensive income (loss)	(8,919)	14,614
Treasury stock, at cost— 3,290 and 3,675 shares at 2010 and 2009, respectively	(120,156)	(128,611)

Total stockholders’ equity	638,515	551,048

	$1,696,484	$1,620,578

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues	$1,617,090	$1,362,016	$1,992,168
Cost of sales	(1,149,796)	(974,331)	(1,433,269)

Gross profit	467,294	387,685	558,899
Selling, general and administrative expenses	(279,677)	(262,473)	(347,665)
Research and development	(42,605)	(40,441)	(41,820)
Amortization of intangibles	(11,189)	(9,871)	(9,874)
Income from equity method investment	11,940	6,405	6,326
Goodwill impairment	—	—	(404,196)
Other asset impairment	(16,574)	(27,751)	(39,488)
Loss on sale of assets	—	(17,184)	(3,727)

Operating income (loss)	129,189	36,370	(281,545)
Interest expense	(49,826)	(41,962)	(37,908)
Interest income	1,184	1,043	5,285
Other income (expense)	1,465	(1,541)	—

Income (loss) from continuing operations before taxes	82,012	(6,090)	(314,168)
Income tax expense	(12,714)	(1,175)	(2,482)

Income (loss) from continuing operations	69,298	(7,265)	(316,650)
Loss from discontinued operations, net of tax	(5,686)	(17,636)	(45,176)
Gain from disposal of discontinued operations, net of tax	44,847	—	—

Net income (loss)	$108,459	$(24,901)	$(361,826)

Weighted average number of common shares and equivalents:
Basic	46,805	46,594	44,692
Diluted	47,783	46,594	44,692

Basic income (loss) per share:
Continuing operations	$1.48	$(0.16)	$(7.09)
Discontinued operations	$(0.11)	$(0.37)	$(1.01)
Disposal of discontinued operations	0.95	—	—

Net income (loss)	$2.32	$(0.53)	$(8.10)

Diluted income (loss) per share:
Continuing operations	$1.45	$(0.16)	$(7.09)
Discontinued operations	$(0.11)	$(0.37)	$(1.01)
Disposal of discontinued operations	0.93	—	—

Net income (loss)	$2.27	$(0.53)	$(8.10)

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$108,459	$(24,901)	$(361,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,279	55,857	56,836
Goodwill impairment	—	—	433,737
Other asset impairment	16,574	27,751	42,755
Share-based compensation expense	12,177	11,748	13,568
Provision for inventory obsolescence	3,210	4,550	12,994
Non-cash loss on derivatives and hedging instruments	2,893	—	—
Tax deficiency (benefit) related to share-based compensation	110	1,564	(1,279)
Loss (gain) on disposal of tangible assets	(44,847)	17,184	3,727
Income from equity method investment	(11,940)	(6,405)	(6,326)
Deferred income tax benefit	(11,577)	(23,421)	(37,803)
Pension funding in excess of pension expense	(4,289)	(8,973)	(6,917)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(39,458)	52,369	73,526
Inventories	(14,031)	50,645	28,188
Deferred cost of sales	7,003	(1,036)	(7,270)
Accounts payable	38,513	9,728	(35,666)
Accrued liabilities	7,569	(33,483)	(14,042)
Deferred revenue	(15,772)	2,564	18,266
Accrued taxes	(3,793)	7,597	(31,562)
Other assets	20,206	11,665	4,793
Other liabilities	(14,737)	(3,193)	(11,825)

Net cash provided by operating activities	111,549	151,810	173,874
Cash flows from investing activities:
Proceeds from disposal of tangible assets	138,952	2,031	40,898
Cash used to acquire businesses, net of cash acquired	(119,110)	(20,703)	(147,384)
Capital expenditures	(28,194)	(40,377)	(53,561)

Net cash used for investing activities	(8,352)	(59,049)	(160,047)
Cash flows from financing activities:
Borrowings under credit arrangements	—	193,732	240,000
Payments under borrowing arrangements	(46,268)	(193,732)	(110,000)
Debt issuance costs paid	—	(11,810)	—
Cash dividends paid	(9,412)	(9,373)	(8,926)
Tax benefit (deficiency) related to share-based compensation	(110)	(1,564)	1,279
Proceeds from exercises of stock options	3,158	699	6,103
Cash received upon termination of derivative instruments	4,217	—	—
Payments under share repurchase program	—	—	(68,336)

Net cash provided by (used for) financing activities	(48,415)	(22,048)	60,120
Effect of currency exchange rate changes on cash and cash equivalents	(5,008)	10,753	(6,498)

Increase in cash and cash equivalents	49,774	81,466	67,449
Cash and cash equivalents, beginning of year	308,879	227,413	159,964

Cash and cash equivalents, end of year	$358,653	$308,879	$227,413

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

							Accumulated Other
							Comprehensive Income (Loss)
							Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
				(In thousands)

Balance at December 31, 2007	50,335	$503	$639,161	$477,848	(5,742)	$(138,504)	$108,720	$(15,522)	$1,072,206
Net loss	—	—	—	(361,826)	—	—	—	—	(361,826)
Foreign currency translation	—	—	—	—	—	—	(63,045)	—	(63,045)
Adjustments to pension and postretirement liability, net of $14.3 million tax	—	—	—	—	—	—	—	(19,926)	(19,926)

Comprehensive loss									(444,797)
Share repurchase program	—	—	—	—	(1,754)	(68,336)	—	—	(68,336)
Exercise of stock options, net of tax withholding forfeitures	—	—	1,141	—	239	4,900	—	—	6,041
Release of restricted stock, net of tax withholding forfeitures	—	—	(2,225)	—	69	918			(1,307)
Share-based compensation	—	—	14,847	—	—	—	—	—	14,847
Accretion of convertible notes	—	—	1,256	—	—	—	—	—	1,256
Conversion of convertible subordinated debentures	—	—	(68,507)	—	3,344	68,507	—	—	—
Dividends ($0.20 per share)	—	—	31	(9,073)	—	—	—	—	(9,042)

Balance at December 31, 2008	50,335	503	585,704	106,949	(3,844)	(132,515)	45,675	(35,448)	570,868
Net loss	—	—	—	(24,901)	—	—	—	—	(24,901)
Foreign currency translation	—	—	—	—	—	—	12,385	—	12,385
Adjustments to pension and postretirement liability, net of $0.8 million tax	—	—	—	—	—	—	—	(7,998)	(7,998)

Comprehensive loss									(20,514)
Exercise of stock options, net of tax withholding forfeitures	—	—	5	—	33	694	—	—	699
Release of restricted stock, net of tax withholding forfeitures	—	—	(4,007)	—	136	3,210	—	—	(797)
Share-based compensation	—	—	10,184	—	—	—	—	—	10,184
Dividends ($0.20 per share)	—	—	31	(9,423)	—	—	—	—	(9,392)

Balance at December 31, 2009	50,335	503	591,917	72,625	(3,675)	(128,611)	58,060	(43,446)	551,048
Net income	—	—	—	108,459	—	—	—	—	108,459
Foreign currency translation	—	—	—	—	—	—	(25,965)	—	(25,965)
Adjustments to pension and postretirement liability, net of $1.0 million tax	—	—	—	—	—	—	—	2,432	2,432

Comprehensive income									84,926
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,322)	—	177	4,020	—	—	2,698
Release of restricted stock, net of tax withholding forfeitures	—	—	(7,166)	—	208	4,435	—	—	(2,731)
Share-based compensation	—	—	12,067	—	—	—	—	—	12,067
Dividends ($0.20 per share)	—	—	23	(9,516)	—	—	—	—	(9,493)

Balance at December 31, 2010	50,335	$503	$595,519	$171,568	(3,290)	$(120,156)	$32,095	$(41,014)	$638,515

Notes to Consolidated Financial Statements

Note 1:	Basis of Presentation

Business Description

Belden Inc. (the Company, Belden, we, us, or our) designs, manufactures, and markets a portfolio of cable, connectivity, and networking products in markets including industrial, enterprise, broadcast, and consumer electronics. Our products provide for the transmission of signals for data, sound, and video applications.

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first, second, and third quarters have historically each ended on the last Sunday falling on or before their respective calendar quarter-end. Beginning in 2010, our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31. Our fiscal second and third quarters each have 91 days. Our fiscal fourth quarter continues to end on December 31.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results and the disclosure of contingencies. Actual results could differ from those estimates. We make significant estimates with respect to the collectability of receivables, the valuation of inventory, the realization of deferred tax assets, the valuation of goodwill and other long-lived assets, the valuation of contingent liabilities, the calculation of share-based compensation, the calculation of pension and other postretirement benefits expense, and the valuation of acquired businesses.

Reclassifications

We have made certain reclassifications to the 2009 and 2008 Consolidated Financial Statements with no impact to reported net income (loss) in order to conform to the 2010 presentation, including reclassifications associated with a discontinued operation.

Note 2:	Summary of Significant Accounting Policies

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

Notes to Consolidated Financial Statements — (Continued)

•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of and during the years ended December 31, 2010 and 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Notes 9, 10, and 11) and derivatives and hedging instruments (see Note 14). We did not have any transfers between Level 1 and Level 2 fair value measurements during the year.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair values of these cash equivalents as of December 31, 2010 and 2009 were $148.1 million and $134.1 million, respectively, and are based on quoted market prices in active markets.

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Adjustments recognized against our gross accounts receivable balance at December 31, 2010 and 2009 totaled $12.7 million and $12.9 million, respectively.

We evaluate the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense of $0.9 million, $1.4 million and $2.8 million in 2010, 2009, and 2008, respectively. The allowance for doubtful accounts at December 31, 2010 and 2009 totaled $2.7 million and $3.4 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2010 and 2009 totaled $22.3 million and $18.2 million, respectively.

Property, Plant and Equipment

We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from 10 to 40 years for buildings, 5 to 12 years for machinery and equipment, and 5 to 10 years for computer equipment and software. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. We charge maintenance and repairs — both planned major activities and less-costly, ongoing activities — to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives. Depreciation expense is included in costs of sales, selling, general and administrative expenses, and research and development expenses in the Consolidated Statement of Operations based on the specific categorization and use of the underlying assets being depreciated.

We review property, plant and equipment to determine whether an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset (see Note 9).

Intangible Assets

Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relations, and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill and trademarks. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the estimated useful lives of the related assets ranging from less than one year for backlog to in excess of 25 years for certain of our customer relations.

We evaluate goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. We compare the fair value of each reporting unit to its carrying value. We determine the fair value using the income approach as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In 2008, we

Notes to Consolidated Financial Statements — (Continued)

recognized goodwill impairment charges totaling $404.2 million. We did not recognize any goodwill impairment charges in either 2009 or 2010. See Note 10 for further discussion.

We also evaluate indefinite lived intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. In 2010, 2009, and 2008 we recognized trademark impairment charges totaling $0.6 million, $2.7 million, and $19.1 million respectively. See Note 10 for further discussion.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. In 2009, we recognized impairment charges for amortizable intangible assets totaling $3.6 million. We did not recognize any impairment charges for amortizable intangible assets in 2010 and 2008. See Note 9 for further discussion.

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

Accrued Sales Rebates

We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2010 and 2009 totaled $32.1 million and $19.0 million, respectively.

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

We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We expense environmental compliance costs, which include maintenance and operating costs with respect to ongoing monitoring programs, as incurred. We generally depreciate capitalized environmental costs over a 15-year life. We evaluate the range of

Notes to Consolidated Financial Statements — (Continued)

potential costs to remediate environmental sites. The ultimate cost of site clean-up is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required clean-up, the availability of alternative clean-up methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites, and other factors.

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

Business Combination Accounting

We allocate the cost of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. We also identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. We have historically relied upon the use of third-party valuation specialists to assist in the estimation of fair values for inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values at the business combination date. With respect to accrued liabilities acquired, we use all available information to make our best estimates of their fair values at the business combination date. When necessary, we rely upon the use of third-party actuaries to assist in the estimation of fair value for certain liabilities.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We record revisions to these estimates in the period in which the facts that give rise to each revision become known.

Shipping and Handling Costs

We recognize fees earned on the shipment of product to customers as revenues and recognize costs incurred on the shipment of product to customers as a cost of sales.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $15.6 million, $12.9 million, and $18.6 million for 2010, 2009, and 2008, respectively.

Share-Based Compensation

We compensate certain employees and non-employee directors with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. We estimate the fair values of certain awards on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and

Notes to Consolidated Financial Statements — (Continued)

post-vesting cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on historical price data for our common stock. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable to taxing authorities because of the recognition of revenues and expenses in different periods for income tax purposes than for financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were stand-alone businesses filing separate tax returns. We have determined that all undistributed earnings from our international subsidiaries will not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes has been made on foreign earnings.

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and pretax income on our financial statements. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes.

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. To the extent we were to prevail in matters for which accruals have been established or would be required to pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which such determination is made.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2010, we adopted changes issued by the Financial Accounting Standards Board (FASB) with regard to the disclosures of fair value measurements. This new guidance requires disclosures about transfers into and out of Level 1 and 2 fair value measurements, as well as separate disclosures about purchases, sales, issuances, and settlements relating to recurring Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material impact on our disclosures.

Note 3:	Acquisitions

We acquired all of the assets and liabilities of the Communications Products business of Thomas & Betts (Communications Business) for cash of $76.9 million on November 19, 2010. The Communications Business provides drop and hard line connectors, hardware and grounding products, and telecom enclosures and connectors for the broadband/CATV markets. This acquisition improves our position as an end-to-end solution provider in the broadcast end market, including broadband/CATV, security and surveillance, and professional broadcasting. The results of operations of the Communications Business have been included in our results of operations from November 19, 2010, and are reported within the Americas segment. The Communications Business acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31,

Notes to Consolidated Financial Statements — (Continued)

2010. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of November 19, 2010 (in thousands).

Receivables	$6,740
Inventories	10,882
Other current assets	227
Property, plant and equipment	15,773
Goodwill	28,986
Other intangible assets	22,900

Total assets	$85,508

Accounts payable	$6,546
Accrued liabilities	1,195
Other long-term liabilities	877

Total liabilities	8,618

Net assets	$76,890

The above purchase price allocation has been determined provisionally, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Company is in the process of finalizing the application of its accounting policies to the acquired assets and third party valuations of certain tangible and intangible assets. The provisional measurement of inventories, property, plant, and equipment, intangible assets, goodwill, and deferred income taxes are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $6.8 million, with a gross contractual amount of $7.0 million. The Company does not expect to collect $0.2 million of the acquired receivables.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

For purposes of the above allocation, the Company has estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We based our estimate of the fair value for the acquired property, plant, and equipment on a valuation study performed by a third party valuation firm. We used an analysis utilizing various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill related to the Communications Business is deductible for tax purposes, and is primarily attributable to expected synergies and the assembled workforce of the Communications Business. Intangible assets related to the acquisition consisted of the following:

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)

Intangible assets subject to amortization:
Customer relations	$15,600	15.0
Developed technologies	1,500	5.0
Backlog	200	0.1

Total intangible assets subject to amortization	17,300

Intangible assets not subject to amortization:
Goodwill	28,986
Trademarks	5,600

Total intangible assets not subject to amortization	34,586

Total intangible assets	$51,886

Weighted average amortization period		14.0

We acquired 100% of the outstanding shares of GarrettCom, Inc. (GarrettCom) for cash of $56.8 million on December 5, 2010. We paid $47.3 million at closing and will pay the remaining $9.5 million in increments of $2.6 million, $1.7 million, and $5.2 million over the fifteen month period after closing. None of these payments is contingent. GarrettCom provides advanced industrial networking products and smart grid solutions, including industrial grade switches, routers, converters, serial communications, and security software to the power utility, surveillance and security, transportation, specialty industrial automation, and telecommunications markets. The acquisition complements our existing portfolio of industrial networking products and will enable us to provide a more diverse set of end market solutions. The results of operations of GarrettCom have been included in our results of operations from December 5, 2010, and are reported within the Americas segment. The GarrettCom acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31,

Notes to Consolidated Financial Statements — (Continued)

2010. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of December 5, 2010 (in thousands).

Cash	$6,143
Receivables	5,126
Inventories	7,428
Other current assets	1,059
Property, plant and equipment	523
Goodwill	26,391
Other intangible assets	19,200
Other noncurrent assets	2,767

Total assets	$68,637

Accounts payable	$1,176
Accrued liabilities	2,327
Current and deferred taxes	8,314

Total liabilities	11,817

Net assets	$56,820

The above purchase price allocation has been determined provisionally, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Company is in the process of finalizing the application of its accounting policies to the acquired assets and third party valuations of certain tangible and intangible assets. The provisional measurement of inventories, intangible assets, goodwill, and deferred income taxes are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $5.1 million, with a gross contractual amount of $5.3 million. The Company does not expect to collect $0.2 million of the acquired receivables.

For purposes of the above allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used an analysis utilizing various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets.

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. None of the goodwill related to the GarrettCom

Notes to Consolidated Financial Statements — (Continued)

acquisition is deductible for tax purposes, and is primarily attributable to expected synergies and the assembled workforce. Intangible assets related to the acquisition consisted of the following:

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)

Intangible assets subject to amortization:
Customer relations	$11,800	15.0
Developed technologies	3,400	4.0
Backlog	100	0.1

Total intangible assets subject to amortization	15,300

Intangible assets not subject to amortization:
Goodwill	26,391
Trademarks	3,900

Total intangible assets not subject to amortization	30,291

Total intangible assets	$45,591

Weighted average amortization period		12.5

We acquired Telecast Fiber Systems, Inc. (Telecast) for cash of $20.1 million on December 18, 2009. Telecast is a Massachusetts-based manufacturer of products to connect copper systems to fiber systems, which include audio multiplexers, portable broadcast systems, camera adapters, and transceivers. Its products are designed to meet the growing demand for high bandwidth signal transmission over distances greater than 100 meters in applications where ease and speed of deployment are critical. The results of operations of Telecast have been included in our results of operations from December 18, 2009, and are reported within the Americas segment. The Telecast acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31, 2009.

Note 4:	Discontinued Operations

On December 16, 2010, we sold Trapeze for $152.1 million, and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, the Company received $136.9 million in cash with the remaining $15.2 million placed in escrow as partial security for the Company’s indemnity obligations under the transaction’s purchase and sale agreement. The escrow arrangement terminates in December 2011. The Trapeze operations comprised the entirety of the Wireless segment. We have reported the gain from the sale of Trapeze as well as the results of its operations in discontinued operations.

We acquired Trapeze on July 16, 2008, for cash of $136.1 million. We financed the total purchase price with borrowings under our revolving credit facility. In 2008, we recognized impairment losses with respect to the goodwill and other intangibles of $29.5 million and $3.3 million, respectively.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona (Communications). In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. We recognized interest expense of $1.0 million ($0.6 million net of tax) and $2.1 million ($1.4 million net of tax) in 2010 and 2009, respectively, related to these uncertain tax positions. We have reported these amounts in discontinued operations. Due to the utilization of other net operating loss carryforwards from 2005 through 2008, we did not recognize interest expense related to this reserve prior to 2009.

Notes to Consolidated Financial Statements — (Continued)

Operating results from discontinued operations for 2010, 2009, and 2008 include the following revenues and loss before taxes.

	2010		2009		2008
		Loss		Loss		Loss
		before		before		before
	Revenues	Taxes	Revenues	Taxes	Revenues	Taxes

Trapeze	$57,339	$(10,791)	$53,247	$(28,324)	$14,020	$(54,302)
Communications	—	(978)	—	(2,055)	—	—

Total	$57,339	$(11,769)	$53,247	$(30,379)	$14,020	$(54,302)

Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Company at December 31, 2009.

Assets:
Receivables	$11,785
Inventories	7,073
Other current assets	7,645
Property, plant and equipment, net	1,328
Intangible Assets	26,421
Goodwill	39,949
Tax assets	23,556
Other long-lived assets	15,572

Total assets	$133,329

Liabilities:
Accounts payable and accrued liabilities	$8,507
Current deferred revenue	19,249
Other long term liabilities	3,481

Total liabilities	$31,237

Note 5:	Operating Segments and Geographic Information

We have organized the enterprise around geographic areas. We conduct our operations through three reported operating segments — Americas, EMEA, and Asia Pacific. A fourth segment — Wireless — has been retroactively eliminated as a result of the reporting of the disposition of Trapeze as a discontinued operation.

The segments design, manufacture, and market a portfolio of cable, connectivity, and networking products in a variety of end markets including industrial, enterprise, broadcast, and consumer electronics. We sell the products manufactured by our segments principally through distributors or directly to systems integrators, original equipment manufacturers (OEMs), end-users, and installers.

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

Notes to Consolidated Financial Statements — (Continued)

Operating Segment Information

			Asia	Total
Year Ended December 31, 2010	Americas	EMEA	Pacific	Segments
	(In thousands)

External customer revenues	$935,819	$365,796	$315,475	$1,617,090
Affiliate revenues	48,899	76,485	62	125,446
Total revenues	984,718	442,281	315,537	1,742,536
Depreciation and amortization	(22,487)	(15,692)	(9,454)	(47,633)
Asset impairment	(2,029)	(5,782)	(27)	(7,838)
Operating income	133,984	63,969	40,147	238,100
Total assets	620,284	422,990	285,431	1,328,705
Acquisition of property, plant and equipment	13,421	8,482	2,460	24,363

			Asia	Total
Year Ended December 31, 2009	Americas	EMEA	Pacific	Segments
	(In thousands)

External customer revenues	$766,569	$345,197	$250,250	$1,362,016
Affiliate revenues	43,489	55,256	—	98,745
Total revenues	810,058	400,453	250,250	1,460,761
Depreciation and amortization	(20,331)	(18,115)	(9,259)	(47,705)
Asset impairment	(3,691)	(23,020)	(1,040)	(27,751)
Operating income (loss)	117,324	(36,828)	28,794	109,290
Total assets	516,372	461,503	258,325	1,236,200
Acquisition of property, plant and equipment	14,501	9,364	7,891	31,756

			Asia	Total
Year Ended December 31, 2008	Americas	EMEA	Pacific	Segments
	(In thousands)

External customer revenues	$1,041,247	$577,672	$373,249	$1,992,168
Affiliate revenues	61,568	85,639	111	147,318
Total revenues	1,102,815	663,311	373,360	2,139,486
Depreciation and amortization	(21,794)	(19,748)	(9,080)	(50,622)
Goodwill impairment	(35,509)	(243,460)	(102,774)	(381,743)
Other asset impairment	(15,314)	(9,901)	(9,273)	(34,488)
Operating income (loss)	106,893	(212,053)	(66,093)	(171,253)
Total assets	425,895	526,727	273,543	1,226,165
Acquisition of property, plant and equipment	11,243	10,693	20,702	42,638

Notes to Consolidated Financial Statements — (Continued)

Total segment operating income (loss) differs from net income (loss) reported in the Consolidated Financial Statements as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Total segment operating income (loss)	$238,100	$109,290	$(171,253)
Corporate expenses	(62,821)	(41,378)	(74,889)
Eliminations	(46,090)	(31,542)	(35,403)

Total operating income (loss)	129,189	36,370	(281,545)
Interest expense	(49,826)	(41,962)	(37,908)
Interest income	1,184	1,043	5,285
Other income (expense)	1,465	(1,541)	—
Income tax expense	(12,714)	(1,175)	(2,482)

Income (loss) from continuing operations	69,298	(7,265)	(316,650)
Loss from discontinued operations, net of tax	(5,686)	(17,636)	(45,176)
Gain from disposal of discontinued operations, net of tax	44,847	—	—

Net income (loss)	$108,459	$(24,901)	$(361,826)

Below are reconciliations of other segment measures to the consolidated totals.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Total segment depreciation and amortization	$(47,633)	$(47,705)	$(50,622)
Corporate depreciation and amortization	(1,159)	(1,114)	(702)

Total depreciation and amortization	$(48,792)	$(48,819)	$(51,324)

Total segment goodwill impairment	$—	$—	$(381,743)
Corporate goodwill impairment	—	—	(22,453)

Total goodwill impairment	$—	$—	$(404,196)

Total segment other asset impairment	$(7,838)	$(27,751)	$(34,488)
Corporate other asset impairment	(8,736)	—	(5,000)

Total other asset impairment	$(16,574)	$(27,751)	$(39,488)

Total segment assets	$1,328,705	$1,236,200	$1,226,165
Corporate assets	367,779	251,049	304,992
Discontinued operations	—	133,329	127,231

Total assets	$1,696,484	$1,620,578	$1,658,388

Total segment acquisition of property, plant and equipment	$24,363	$31,756	$42,638
Corporate acquisition of property, plant and equipment	3,655	8,110	10,857
Discontinued operations acquisition of property, plant and equipment	176	511	66

Total acquisition of property, plant and equipment	$28,194	$40,377	$53,561

Notes to Consolidated Financial Statements — (Continued)

Product Group Information

Revenues by major product group were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cable products	$1,220,415	$1,039,541	$1,518,044
Networking products	196,674	178,714	251,158
Connectivity products	200,001	143,761	222,966

Total revenues	$1,617,090	$1,362,016	$1,992,168

The main categories of cable products are (1) copper cables, including shielded and unshielded twisted pair cables, coaxial cables, and stranded cables, (2) fiber optic cables, which transmit light signals through glass or plastic fibers, and (3) composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation. Connectivity products include both fiber and copper connectors for the enterprise, broadcast, and industrial markets. Connectors are also sold as part of end-to-end structured cabling solutions. Networking products include Industrial Ethernet switches and related equipment, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, and load-moment indicators for mobile cranes and other load-bearing equipment.

Geographic Information

The following table identifies by region of the world revenues based on the location of the customer and long-lived assets based on physical location.

	United	Canada &	Europe, Africa	Asia
	States	Latin America	& Middle East	Pacific	Total
	(In thousands)

Year ended December 31, 2010
Revenues	$703,836	$208,694	$371,933	$332,627	$1,617,090
Percent of total revenues	43%	13%	23%	21%	100%
Long-lived assets	$133,864	$17,858	$125,762	$64,204	$341,688
Year ended December 31, 2009
Revenues	$587,580	$166,907	$342,045	$265,484	$1,362,016
Percent of total revenues	43%	12%	26%	19%	100%
Long-lived assets	$131,098	$20,121	$140,430	$68,564	$360,213
Year ended December 31, 2008
Revenues	$835,084	$192,474	$564,446	$400,164	$1,992,168
Percent of total revenues	42%	10%	28%	20%	100%
Long-lived assets	$133,472	$16,223	$154,224	$73,460	$377,419

Major Customer

Revenues generated from sales to Anixter International Inc., primarily in the Americas segment, were $229.0 million (14% of revenue), $239.7 million (18% of revenue), and $329.3 million (17% of revenues) for 2010, 2009, and 2008 respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 6:	Equity Method Investment

The Company has a 50% ownership interest in Xuzhou Hirschmann Electronics Co., Ltd. (Hirschmann JV), which we acquired in connection with our 2007 acquisition of Hirschmann Automation and Control GmbH. The Hirschmann JV is an entity located in China and supplies load-moment indicators to the industrial crane market as does one of the business units of the EMEA segment. We account for this investment using the equity method of accounting. The results of our investment in the Hirschmann JV are included in the EMEA segment.

Summary financial information for the Hirschmann JV is as follows:

	2010	2009	2008
	(In thousands)

Current assets	$45,417	$36,789	$26,362
Noncurrent assets	3,683	3,799	2,796
Current liabilities	18,048	18,890	11,770
Noncurrent liabilities	197	192	—
Revenues	61,881	47,919	41,111
Gross profit	30,513	19,931	17,095
Operating income	24,863	15,947	13,857
Net income	23,982	15,318	13,857
Net income attributable to the Company after certain adjustments	$11,940	$6,405	$6,326

The carrying value recorded in “Other long-lived assets” on the Company’s consolidated balance sheet of its investment in the Hirschmann JV is $36.8 million. The difference between this carrying value and the Company’s share of the Hirschmann JV’s net assets is primarily attributable to goodwill.

The Company had sales of $11.9 million, $9.2 million, and $15.7 million to the Hirschmann JV in 2010, 2009, and 2008, respectively. The Company received $11.9 million, $6.2 million, and $3.1 million in dividends from the Hirschmann JV in 2010, 2009, and 2008, respectively. The Company had receivables from the Hirschmann JV at December 31, 2010 and 2009 of $1.3 million and $1.2 million, respectively.

Note 7:	Income (Loss) Per Share

The following table presents the basis of the income (loss) per share computation:

	For The Year Ended December 31,
	2010	2009	2008
	(In thousands)

Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$69,298	$(7,265)	$(316,650)
Loss from discontinued operations, net of tax	$(5,686)	$(17,636)	$(45,176)
Gain from disposal of discontinued operations, net of tax	44,847	—	—

Net income (loss)	$108,459	$(24,901)	$(361,826)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	46,805	46,594	44,692
Effect of dilutive common stock equivalents	978	—	—

Denominator for diluted income (loss) per share — adjusted weighted average shares	47,783	46,594	44,692

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2010, 2009 and 2008, diluted weighted average shares outstanding do not include outstanding equity awards of 1.3 million, 3.4 million, and 2.8 million, respectively, because to do so would have been anti-dilutive.

Note 8:	Inventories

The major classes of inventories were as follows:

	December 31,
	2010	2009
	(In thousands)

Raw materials	$64,146	$51,079
Work-in-process	42,193	32,174
Finished goods	87,982	75,080
Perishable tooling and supplies	3,615	4,081

Gross inventories	197,936	162,414
Obsolescence and other reserves	(22,277)	(18,225)

Net inventories	$175,659	$144,189

Note 9:	Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

	December 31,
	2010	2009
	(In thousands)

Land and land improvements	$34,794	$37,351
Buildings and leasehold improvements	150,133	135,562
Machinery and equipment	375,784	385,604
Computer equipment and software	61,988	55,731
Construction in process	25,702	32,521

Gross property, plant and equipment	648,401	646,769
Accumulated depreciation	(369,535)	(348,511)

Net property, plant and equipment	$278,866	$298,258

Disposals

During 2010, we sold our wireless networking business that comprised the entirety of our former Wireless segment. See Note 4. We also sold certain real estate of the EMEA segment for $1.8 million. There was no gain or loss recognized on the sale.

During 2009, we sold a 95% ownership interest in a German cable business that sells primarily to the automotive industry. The sales price was $0.4 million, and we recognized a loss of $17.2 million on the transaction. In addition to retaining a 5% interest in the business, we retained the associated land and building, which we are leasing to the buyer. The lease term is 15 years with a lessee option to renew up to an additional 10 years. During 2010, we sold the remaining 5% interest in the business for less than $0.1 million. There was no gain or loss recognized on the sale.

During 2008, we sold our cable assembly operation in the Czech Republic for $8.2 million and recognized no gain or loss on the transaction. We also sold a non-strategic portion of the Hirschmann business and recorded a loss of $2.8 million in the EMEA segment operating results.

Notes to Consolidated Financial Statements — (Continued)

We sold and leased back under a normal sale-leaseback certain Americas segment real estate in Mexico during 2008. The sales price was $25.0 million, and we recognized a loss of $0.9 million on the transaction. The lease term is 15 years with an option to renew up to an additional 10 years.

Impairment

During 2010, we recognized an impairment loss on property, plant and equipment of $1.0 million in the operating results of our Americas segment due to the decision to close one of our manufacturing facilities in Leominster, Massachusetts. We also determined that certain long-lived assets were impaired and recognized impairment losses on property, plant and equipment of $0.3 million and $5.8 million in the Americas and EMEA segments, respectively. The impairment loss recognized in the EMEA segment was with respect to real estate retained from the German cable business sold in 2009 and leased to the purchasers. We estimated the fair values of these assets based upon quoted prices in active markets or quoted prices for similar assets.

We also recognized during 2010 impairment losses of $0.2 million and $8.7 million in the Americas segment and as a corporate expense, respectively, in connection with our decision to alter our approach with respect to customer relationship management tools and our overall enterprise technology systems and to abandon the use of these assets.

Prior to the sale of a German cable business in 2009, we determined that certain long-lived assets of that business were impaired. We estimated the fair market value of these assets based upon the terms of the sales agreement and recognized an impairment loss in 2009 of $20.4 million in the operating results of the EMEA segment. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relations intangible assets, respectively. We also recognized impairment losses on property, plant and equipment of $3.7 million, $2.7 million, and $1.0 million in the Americas, EMEA, and Asia Pacific segments, respectively, primarily related to our decisions to consolidate capacity and dispose of excess machinery and equipment. We estimated the fair values of these assets based upon quoted prices for identical assets.

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

Depreciation Expense

We recognized depreciation expense in income from continuing operations of $37.6 million, $38.9 million, and $41.4 million, in 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 10:	Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)

Goodwill	$322,556	$—	$322,556	$273,126	$—	$273,126

Intangible assets subject to amortization:
Customer relations	$107,503	(19,711)	$87,792	$81,746	(16,096)	$65,650
Developed technology	36,508	(20,647)	15,861	32,970	(14,730)	18,240
Backlog	2,983	(2,983)	—	2,888	(2,857)	31

Total intangible assets subject to amortization	146,994	(43,341)	103,653	117,604	(33,683)	83,921
Trademarks	40,167	—	40,167	32,671	—	32,671

Intangible assets	$187,161	$(43,341)	$143,820	$150,275	$(33,683)	$116,592

Segment Allocation of Goodwill and Trademarks

The changes in the carrying amount of goodwill are as follows:

			Asia
	Americas	EMEA	Pacific	Corporate	Consolidated
	(In thousands)

Balance at December 31, 2008	$61,693	$75,323	$—	$129,815	$266,831
Acquisitions and purchase accounting adjustments	11,287	(6,130)	—	—	$5,157
Translation impact	—	1,138	—	—	1,138

Balance at December 31, 2009	72,980	70,331	—	129,815	273,126
Acquisitions and purchase accounting adjustments	55,299	—	—	—	55,299
Translation impact	—	(5,869)	—	—	(5,869)

Balance at December 31, 2010	$128,279	$64,462	$—	$129,815	$322,556

We believe that corporate goodwill benefits the entire Company because it represents acquirer-specific synergies unique to a previous acquisition.

Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amount of trademarks are as follows:

			Asia
	Americas	EMEA	Pacific	Consolidated
	(In thousands)

Balance at December 31, 2008	$8,994	$19,610	$5,239	$33,843
Acquisitions	1,500	—	—	1,500
Impairment	—	(2,696)	—	(2,696)
Translation impact	—	24	—	24

Balance at December 31, 2009	10,494	16,938	5,239	32,671
Acquisitions	9,500	—	—	9,500
Impairment	(570)	—	—	(570)
Translation impact	—	(1,414)	(20)	(1,434)

Balance at December 31, 2010	$19,424	$15,524	$5,219	$40,167

Impairment

The annual measurement date for our goodwill and trademarks impairment test is fiscal November month-end. Due to equity market conditions at the end of November 2008 and the difference between our market value and book value, the carrying amounts of certain reporting units exceeded their respective fair values resulting in a goodwill impairment charge of $404.2 million. We determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. We did not recognize any goodwill impairment charges in 2010 or 2009. As of December 31, 2010, the estimated fair values of all reporting units with goodwill were substantially in excess of their respective carrying values.

Similar to the goodwill impairment test, we determined the estimated fair values of our trademarks by calculating the present values of the estimated cash flows attributable to the respective trademarks. In 2010, 2009 and 2008, the carrying amounts of certain trademarks exceeded their respective fair values resulting in trademark impairment charges of $0.6 million, $2.7 million and $19.1 million, respectively. As of December 31, 2010, the estimated fair values of the remaining trademarks were substantially in excess of their respective carrying values.

Amortization Expense

We recognized amortization expense in income from continuing operations of $11.2 million, $9.9 million, and $9.9 million in 2010, 2009, and 2008, respectively. We expect to recognize annual amortization expense of $11.6 million in 2011, $9.2 million in 2012, $7.7 million in 2013, $6.9 million in 2014, and $6.0 million in 2015.

Note 11:	Other Long-Lived Assets

During 2008, we recognized a $5.0 million impairment of a cost method investment due to the decline in its estimated fair value. The decline in fair value was deemed to be other than temporary based on the investee’s inability to sustain an earnings capacity which would justify the carrying amount of the investment. The carrying value of the cost method investment was zero as of December 31, 2010 and 2009.

Notes to Consolidated Financial Statements — (Continued)

Note 12:	Accrued Liabilities

The carrying value of accrued liabilities was as follows:

	December 31,
	2010	2009
	(In thousands)

Wages, severance and related taxes	$40,133	$44,771
Employee benefits	17,390	16,363
Accrued rebates	32,138	19,045
Other (individual items less than 5% of total current liabilities)	56,179	37,027

Accrued liabilities	$145,840	$117,206

Global Restructuring

In the fourth quarter of 2008, we announced our decision to streamline our manufacturing, sales, and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. In 2008, we recognized severance costs totaling $26.3 million ($14.1 million in cost of sales and $12.2 million in selling, general and administrative expenses) related to these restructuring actions. Severance costs of $18.9 million, $4.7 million, $2.1 million, and $0.6 million were recognized by the EMEA segment, Americas segment, Asia Pacific segment, and corporate, respectively. In 2009, we recognized severance costs primarily in the EMEA segment totaling $28.4 million ($18.2 million in cost of sales, $8.5 million in selling, general and administrative expenses, and $1.7 million in research and development). During 2010, we continued to implement our plan to streamline these functions and recognized severance costs primarily in the Americas segment totaling $1.1 million (recorded in cost of sales) related to these restructuring activities and the closure of one of our two manufacturing plants in Leominster, Massachusetts. We do not expect to recognize any additional severance costs related to these restructuring activities.

Notes to Consolidated Financial Statements — (Continued)

The table below sets forth restructuring activity that occurred during the last three years. The balances at each year-end are included in accrued liabilities.

Global
Restructuring
(In thousands)

Balance at December 31, 2007	$—
New charges:
Ongoing benefits arrangement	26,290
Cash payments	(2,304)
Foreign currency translation	1,124
Other adjustments	(153)

Balance at December 31, 2008	24,957
New charges:
Ongoing benefits arrangement	28,389
Cash payments	(43,268)
Foreign currency translation	2,795
Other adjustments	(613)

Balance at December 31, 2009	12,260
New charges:
Ongoing benefits arrangement	1,104
Cash payments	(10,734)
Foreign currency translation	(1,003)
Other adjustments	(888)

Balance at December 31, 2010	$739

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other charges in future periods.

Note 13:	Long-Term Debt and Other Borrowing Arrangements

The carrying values of long-term debt and other borrowing arrangements were as follows:

	December 31,
	2010	2009
	(In thousands)

Senior subordinated notes, face amount of $350,000 due 2017,
contractual interest rate 7.0%, effective interest rate 7.0%	$350,000	$350,000
Senior subordinated notes, face amount of $200,000 due 2019,
contractual interest rate 9.25%, effective interest rate 9.75%	201,155	193,942
Senior secured credit facility, matures in 2013, interest based on
LIBOR or the prime rate	—	46,268

Total debt and other borrowing arrangements	551,155	590,210
Less current maturities	—	(46,268)

Long-term debt and other borrowing arrangements	$551,155	$543,942

Notes to Consolidated Financial Statements — (Continued)

Senior Subordinated Notes

In the third quarter of 2009, we issued $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semi-annually on June 15 and December 15. We used the $193.7 million in proceeds of this debt offering to repay amounts drawn under our senior secured credit facility. See Note 14 for a discussion of changes to the carrying value of the notes due to hedge accounting.

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

Senior Secured Credit Facility

In the first quarter of 2009, we amended our senior secured credit facility and changed the definition of EBITDA used in the computation of the debt-to-EBITDA leverage ratio covenant. The amendment also increased the cost of borrowings under the facility by 100 basis points and we incurred $1.5 million of fees that are included in other expense in the Consolidated Statements of Operations. In the third quarter of 2009, we further amended the facility to extend the term from January 2011 to January 2013 and to reduce the size from $350.0 million to $250.0 million through January 2011. In January 2011, the size of the facility reduces from $250.0 million to $230.0 million. The amendment also alters the level of the total leverage ratio covenant, increases the cost of borrowing under the facility, and inserts an asset coverage ratio covenant when the total leverage ratio is in excess of certain levels. As of December 31, 2010, we were in compliance with all of the amended covenants of the facility.

As of December 31, 2010, there were no outstanding borrowings under the facility, and we had $220.2 million in available borrowing capacity. The facility has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States.

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2010 are as follows (in thousands):

2011	$—
2012	—
2013	—
2014	—
2015	—
Thereafter	551,155

$551,155

Note 14:	Derivatives and Hedging Activities

We are exposed to various market risks, including fluctuations in interest rates. At various times, we use interest rate agreements to manage our costs and reduce our exposure to interest rate risk. During 2010, we entered into $200.0 million notional amount of interest rate swap agreements that were scheduled to expire in 2019. The interest rate swaps were receive-fixed, pay-variable rate, and they allowed us to adjust our relative proportion of fixed and floating rate debt. We also entered into a separate $200.0 million notional amount interest rate cap

Notes to Consolidated Financial Statements — (Continued)

agreement, which capped the variable rate that we were exposed to in the interest rate swaps. We do not hold or issue any derivative instrument for trading or speculative purposes.

These agreements, which represent our derivative instruments, exposed us to credit risk to the extent that the counterparties to our interest rate agreements would have been unable to meet the terms of the agreements. We sought to mitigate such risks by limiting the counterparties to major financial institutions and by executing our agreements across multiple counterparties.

The interest rate swaps were formally designated and qualified as fair value hedges. We performed a quarterly assessment of the effectiveness of the hedge relationship, and we measured and recognized any hedge ineffectiveness in earnings. The interest rate swaps were recorded at fair value in the Consolidated Balance Sheets. Gains and losses due to changes in fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt. Changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt were recognized in interest expense in the Consolidated Statements of Operations.

The interest rate cap was not designated as a hedging instrument. It was recorded at fair value in the Consolidated Balance Sheets, and changes in fair value of the interest rate cap were recognized in interest expense in the Consolidated Statements of Operations.

The gains (losses) for the year ended December 31, 2010 attributed to our derivatives designated as hedging instruments are summarized in the table below:

	Year Ended
	December 31, 2010
Income Statement	Gain on interest	Loss on
Classification	rate swaps	borrowings
	(In thousands)

Interest Expense	$8,522	$(7,109)

The difference between the gain on the interest rate swaps and the loss on borrowings represents hedge ineffectiveness of $1.4 million for the year ended December 31, 2010.

The loss for the year ended December 31, 2010 attributed to our interest rate cap, our derivative without hedging designation, was $2.9 million, classified within interest expense within the Consolidated Statements of Operations.

There were no gains (losses) related to derivatives and hedging instruments for the years ended December 31, 2009 and 2008, as there were no instruments in place.

Interest rate derivatives are valued using a present value calculation based on an implied 3-month forward LIBOR curve (adjusted for non-performance risk) and are classified within level 2 of the fair value hierarchy.

During 2010, we terminated all of the interest rate swap agreements and the interest rate cap. We recognized a loss on the termination of our derivative instruments of $1.4 million. We received cash of $4.2 million related to the termination of our derivative instruments, which is presented as a financing activity in the Consolidated Statements of Cash Flows. As a result of the termination, there were no outstanding derivatives as of December 31, 2010. There were also no outstanding derivatives as of December 31, 2009. The $7.1 million adjustment recorded to increase the carrying value of the underlying debt as a result of hedge accounting will be amortized as a reduction of interest expense over the remaining life of the underlying debt using the effective interest method.

The net effect of the gains and losses on our derivative instruments and the termination of our derivative instruments during 2010 was a loss of $2.9 million, which was recognized in interest expense.

Notes to Consolidated Financial Statements — (Continued)

Note 15:	Income Taxes

	Years Ended December 31,
	2010	2009	2008
		(In thousands)

Income (loss) from continuing operations before taxes:
United States operations	$26,162	$(161)	$(41,978)
Foreign operations	55,850	(5,929)	(272,190)

	$82,012	$(6,090)	$(314,168)

Income tax expense (benefit):
Currently payable:
United States federal	$—	$9,316	$6,461
United States state and local	1,135	2,932	3,379
Foreign	17,719	5,881	19,627

	18,854	18,129	29,467
Deferred:
United States federal	(5,882)	(7,308)	(3,769)
United States state and local	(341)	(558)	(944)
Foreign	83	(9,088)	(22,272)

	(6,140)	(16,954)	(26,985)

Total income tax expense	$12,714	$1,175	$2,482

In addition to the above income tax expense associated with continuing operations, the Company also recorded income tax expense (benefit) associated with discontinued operations of $37.8 million, $(12.8) million, and $(9.1) million in 2010, 2009, and 2008, respectively.

	Years Ended December 31,
	2010	2009	2008

Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	0.9%	(22.3)%	(0.9)%
Impact of change in deferred tax asset valuation allowance	(1.1)%	(81.1)%	1.3%
Impact of change in tax contingencies	0.7%	(33.9)%	(0.3)%
Foreign income tax rate differences	(15.6)%	138.3%	(30.9)%
Domestic permanent differences & tax credits	(4.4)%	(55.3)%	(5.0)%

	15.5%	(19.3)%	(0.8)%

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for the tax sharing agreement with Cooper Industries Ltd.. This agreement requires us to pay Cooper most of the tax benefits resulting from basis adjustments arising from the initial public offering of our stock on October 6, 1993. The effect of the Cooper tax agreement is to put us in the same financial position we would have been in had there been no increase in the tax basis of our assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for 2010, 2009, and 2008 by $0.0 million, $0.0 million, and $1.5 million, respectively. Included in taxes paid for 2010, 2009, and 2008 were $0.0 million, $0.0 million, and $1.3 million, respectively, paid to Cooper in accordance with the tax agreement.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2010	2009
	(In thousands)

Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment and intangibles	$(49,394)	$(46,096)

Deferred income tax assets:
Postretirement, pensions, and stock compensation	24,311	23,154
Reserves and accruals	11,463	19,682
Net operating loss and tax credit carryforwards	71,708	54,543
Valuation allowances	(21,050)	(22,007)

	86,432	75,372

Net deferred income tax asset	$37,038	$29,276

In 2010, the change in deferred income tax assets stems primarily from the utilization of net operating losses as a result of the disposition of Trapeze in December 2010 (see Note 4).

As of December 31, 2010, we had $221.9 million of net operating loss carryforwards and $69.2 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire as follows: $1.3 million in 2011, $17.4 million in 2012, $72.4 million between 2013 and 2015, and $69.9 million between 2016 and 2029. Net operating losses with an indefinite carryforward period total $60.9 million. The net operating loss carryforwards expiring in 2011 and 2012 will not have a significant impact on the effective tax rate primarily because of deferred tax asset valuation allowances recorded for those loss carryforwards. Of the remaining $203.2 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $142.1 million of these net operating loss carryforwards within their respective expiration periods.

Unless otherwise utilized, tax credit carryforwards of $67.5 million will expire between 2016 and 2020. Tax credit carryforwards with an indefinite carryforward period total $1.7 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize all of these tax credit carryforwards.

In general, it is the practice and the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As a result, as of December 31, 2010, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $291.7 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of the deferred tax liability related to investments in these foreign subsidiaries.

In 2010, we recognized a $3.7 million decrease to reserves for uncertain tax positions. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009

Balance at beginning of year	$27,778	$24,657
Additions based on tax positions related to the current year	78	786
Additions for tax positions of prior years	4,119	4,331
Reductions for tax positions of prior years — Settlement	(6,486)	(1,529)
Reductions for tax positions of prior years — Statute of limitations	(1,367)	(467)

Balance at end of year	$24,122	$27,778

Notes to Consolidated Financial Statements — (Continued)

The balance of $24.1 million at December 31, 2010, includes tax positions in the amount of $24.1 million that, if recognized, would affect the effective tax rate.

As of December 31, 2010, we believe it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the next twelve months, primarily attributable to the settlement of a foreign income tax audit and the expiration of several statutes of limitations. We estimate the range of reasonably possible changes to our uncertain tax positions to be reduction of up to $4.3 million.

Our practice is to recognize interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses. During 2010, 2009, and 2008 we recognized approximately $(0.6) million, $2.8 million, and $1.2 million, respectively, in interest expense (income) and penalties. We have approximately $3.8 million, $4.6 million, and $1.8 million for the payment of interest and penalties accrued at December 31, 2010, 2009, and 2008, respectively.

Our federal, state, and foreign income tax returns for the tax years 2004 and later remain subject to examination by the Internal Revenue Service and by various state and foreign taxing authorities.

Note 16:	Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, the United Kingdom, the United States, and certain employees in Germany. We closed the U.S. defined benefit pension plan to new entrants effective January 1, 2010. Employees who were not active participants in the U.S. defined benefit pension plan on December 31, 2009, will not be eligible to participate in the plan. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2010, 2009, and 2008 was $8.1 million, $6.8 million, and $9.1 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2010	2009	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$(222,948)	$(197,070)	$(44,232)	$(36,599)
Service cost	(4,994)	(4,949)	(142)	(91)
Interest cost	(11,508)	(12,163)	(2,305)	(2,330)
Participant contributions	(125)	(130)	(12)	(17)
Plan amendments	—	1,272	—	—
Actuarial loss	(7,637)	(19,157)	(553)	(3,772)
Other	—	—	(138)	—
Special termination benefits	(20)	—	—	—
Foreign currency exchange rate changes	4,934	(5,788)	(1,304)	(3,980)
Benefits paid	15,492	15,037	2,769	2,557

Benefit obligation, end of year	$(226,805)	$(222,948)	$(45,916)	$(44,232)

	Pension Benefits		Other Benefits
Years Ended December 31,	2010	2009	2010	2009
	(In thousands)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$143,491	$114,051	$—	$—
Actual return on plan assets	18,628	22,361	—	—
Employer contributions	14,317	17,077	2,619	2,540
Plan participant contributions	125	130	12	17
Other	—	—	138	—
Foreign currency exchange rate changes	(705)	4,909	—	—
Benefits paid	(15,492)	(15,037)	(2,769)	(2,557)
Fair value of plan assets, end of year	$160,364	$143,491	$—	$—

Funded status, end of year	$(66,441)	$(79,457)	$(45,917)	$(44,232)

	Pension Benefits		Other Benefits
Years Ended December 31,	2010	2009	2010	2009
	(In thousands)

Amounts recongized in the balance sheets:
Prepaid benefit cost	$6,920	$5,411	$—	$—
Accrued benefit liability (current)	(4,022)	(4,411)	(2,830)	(2,944)
Accrued benefit liability (noncurrent)	(69,339)	(80,457)	(43,087)	(41,288)

Net funded status	$(66,441)	$(79,457)	$(45,917)	$(44,232)

The accumulated benefit obligation for all defined benefit pension plans was $222.7 million and $218.2 million at December 31, 2010 and 2009, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $189.6 million, $185.9 million, and

Notes to Consolidated Financial Statements — (Continued)

$116.2 million, respectively, as of December 31, 2010 and $185.9 million, $181.4 million, and $101.0 million, respectively, as of December 31, 2009. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $37.2 million, $36.8 million, and $44.1 million, respectively, as of December 31, 2010, and were $37.1 million, $36.8 million, and $42.5 million, respectively, as of December 31, 2009.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2010	2009	2008	2010	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$4,994	$4,949	$5,577	$142	$91	$134
Interest cost	11,508	12,163	12,444	2,305	2,330	2,494
Expected return on plan assets	(11,436)	(11,455)	(12,150)	—	—	—
Amortization of prior service cost	(129)	20	14	(195)	(203)	(210)
Curtailment loss	—	—	1,674	—	—	—
Special termination benefits	13	—	—	—	—	—
Net loss recognition	4,775	2,293	1,378	424	248	685

Net periodic benefit cost	$9,725	$7,970	$8,937	$2,676	$2,466	$3,103

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2010	2009	2010	2009

Weighted average assumptions for benefit obligations at year end:
Discount rate	5.1%	5.4%	5.2%	5.3%
Salary increase	4.0%	4.0%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	5.4%	6.3%	5.3%	6.8%
Salary increase	4.0%	4.0%	N/A	N/A
Expected return on assets	7.5%	7.3%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	8.2%	8.8%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2017	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2010 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)

Effect on total of service and interest cost components	$248	$(207)
Effect on postretirement benefit obligation	$4,808	$(4,019)

Notes to Consolidated Financial Statements — (Continued)

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

		Quoted Prices
		in Active
	Fair Market	Markets for	Significant	Significant
	Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Asset Category:
Equity securities(a)
Large-cap fund	$82,650	$—	$82,650	$—
Mid-cap fund	11,101	—	11,101	—
Small-cap fund	8,499	—	8,499	—
Debt securities(b)
Government bond fund			20,131	20,131
Corporate bond fund			16,976	16,976
Fixed income fund(c)	20,975	—	20,975	—
Cash & equivalents	32	32	—	—

Total	$160,364	$32	$160,332	$—

(a)	This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of companies located in the United States, Canada, Western Europe and other developed countries throughout the world. The funds are valued using the net asset value method in which an average of the market prices for the underling investments is used to value the fund.

(b)	This category includes investments in investment funds that invest in U.S. treasuries, other national, state and local government bonds, and corporate bonds of highly rated companies from diversified industries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(c)	This category includes guaranteed insurance contracts.

The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.

Notes to Consolidated Financial Statements — (Continued)

The following table reflects the benefits as of December 31, 2010 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as Medicare subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

			Medicare
	Pension	Other	Subsidy
	Plans	Plans	Receipts
	(In thousands)

2011	15,218	3,121	219
2012	16,444	3,165	213
2013	15,448	3,163	204
2014	15,585	3,087	192
2015	15,489	3,090	180
2016-2020	87,765	14,808	687

Total	$165,949	$30,433	$1,695

We anticipate contributing $8.1 million and $2.9 million to our pension and other postretirement plans, respectively, during 2011.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefits cost at December 31, 2010, the changes in these amounts during the year ended December 31, 2010, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2011 are as follows.

	Pension	Other
	Benefits	Benefits
	(In thousands)

Components of accumulated other comprehensive income:
Net actuarial loss	$58,915	$8,117
Net prior service credit	(679)	(608)

	$58,235	$7,509

	Pension	Other
	Benefits	Benefits
	(In thousands)

Changes in accumulated other comprehensive income:
Net actuarial loss, beginning of year	$62,917	$7,879
Amortization cost	(4,775)	(424)
Liability loss	7,637	553
Asset gain	(7,192)	—
Currency impact	328	108

Net actuarial loss, end of year	$58,915	$8,117

Prior service cost, beginning of year	$(810)	$(777)
Amortization cost	129	195
Plan amendment	—	—
Currency impact	1	(26)

Prior service cost, end of year	$(679)	$(608)

Notes to Consolidated Financial Statements — (Continued)

	Pension	Other
	Benefits	Benefits
	(In thousands)

Expected 2011 amortization:
Amortization of prior service cost	$(88)	$(114)
Amortization of net losses	6,139	429

	$6,051	$316

Note 17:	Share-Based Compensation

Compensation cost charged against income, primarily SG&A expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Total share-based compensation cost	$12,177	$11,748	$13,568
Income tax benefit	4,736	3,536	4,803

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. We grant SARs and stock options with an exercise price equal to the market price of our common stock on the grant date. Generally, SARs and stock options may be converted into shares of our common stock in equal amounts on each of the first three anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting if there is a change in control of the Company. Restricted stock units with service conditions generally vest 3 or 5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions generally vest 50% on the second anniversary of their grant date and 50% on the third anniversary.

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

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except weighted average fair value and assumptions)

Weighted-average fair value of SARs and options granted	$10.47	$6.38	$15.56
Total intrinsic value of SARs converted and options exercised	2,947	128	3,377
Cash received for options exercised	3,158	699	6,103
Tax benefit (deficiency) related to share-based compensation	(110)	(1,564)	1,279
Weighted-average fair value of restricted stock shares and units granted	22.34	13.80	33.10
Total fair value of restricted stock shares and units vested	7,611	7,318	3,541
Expected volatility	50.89%	48.44%	37.21%
Expected term (in years)	6.1	6.1	6.1
Risk-free rate	2.89%	2.21%	3.11%
Dividend yield	0.91%	1.50%	0.51%

Notes to Consolidated Financial Statements — (Continued)

	SARs and Stock Options				Restricted Shares
			Weighted-		and Units
		Weighted-	Average			Weighted-
		Average	Remaining	Aggregate		Average
		Exercise	Contractual	Intrinsic		Grant-Date
	Number	Price	Term	Value	Number	Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)

Outstanding at January 1, 2010	2,778	$25.22			734	$21.11
Granted	808	22.04			448	22.34
Exercised or converted	(244)	19.40			(316)	24.16
Forfeited or expired	(299)	20.91			(143)	18.99

Outstanding at December 31, 2010	3,043	$25.26	6.9	$39,794	723	$20.96

Vested or expected to vest at December 31, 2010	2,982	$25.69	6.9	$38,945
Exercisable or convertible at December 31, 2010	1,600	27.92	5.5	18,432

At December 31, 2010, the total unrecognized compensation cost related to all nonvested awards was $14.7 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

Note 18:	Stockholder Rights Plan

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

Note 19:	Operating Leases

Operating lease expense incurred primarily for manufacturing and office space, machinery and equipment was $20.4 million, $21.0 million, and $26.3 million in 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements — (Continued)

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2010 are as follows (in thousands):

2011	$13,317
2012	11,977
2013	9,329
2014	7,352
2015	5,684
Thereafter	20,649

$68,308

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 20:	Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers constitute in aggregate approximately 30%, 35%, and 32% of revenues in 2010, 2009, and 2008, respectively.

Unconditional Copper Purchase Obligations

At December 31, 2010, we were committed to purchase approximately 2.4 million pounds of copper at an aggregate cost of $9.3 million. At December 31, 2010, the fixed cost of this purchase was $1.3 million under the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. These commitments will mature in 2011.

Labor

Approximately 13% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 4% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2011.

International Operations

The carrying amounts of net assets belonging to our international operations were as follows:

	December 31,
	2010	2009
	(In thousands)

Canada and Latin America	$6,735	$85,239
Europe, Africa and Middle East	23,530	19,759
Asia Pacific	228,018	207,863

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2010 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2010 was $551.2 million. The fair value of our debt instruments at December 31, 2010

Notes to Consolidated Financial Statements — (Continued)

was approximately $573.6 million based on sales prices of the debt instruments from recent trading activity. Included in this amount are estimated fair values of $354.4 million and $219.2 million of senior subordinated notes with respective face values of $350.0 million and $200.0 million.

Note 21:	Contingent Liabilities

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

Letters of Credit, Guarantees and Bonds

At December 31, 2010, we were party to unused standby letters of credit and unused bank guarantees totaling $12.4 million and $6.9 million, respectively. We also maintain bonds totaling $1.7 million in connection with workers compensation self-insurance programs in several states, taxation in Canada, and the importation of product into the United States and Canada.

Note 22:	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Income tax refunds received	$18,842	$6,840	$1,997
Income taxes paid	(30,556)	(11,227)	(54,025)
Interest paid, net of amount capitalized	(44,781)	(37,923)	(32,281)

Note 23:	Share Repurchases

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

Notes to Consolidated Financial Statements — (Continued)

Note 24:	Quarterly Operating Results (Unaudited)

2010	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)

Number of days in quarter	94	91	91	89	365
Revenues	$384,424	$410,563	$396,927	$425,176	$1,617,090
Gross profit	110,410	117,304	118,184	121,396	467,294
Operating income	31,295	39,610	41,586	16,698	129,189
Income from continuing operations	14,330	21,585	22,644	10,739	69,298
Gain (loss) from discontinued operations, net of tax	(2,583)	(1,913)	(2,039)	849	(5,686)
Gain on disposal of discontinued operations, net of tax	—	—	—	44,847	44,847
Net income	11,747	19,672	20,605	56,435	108,459
Basic income (loss) per share
Continuing operations	$0.31	$0.46	$0.48	$0.23	$1.48
Discontinued operations	(0.06)	(0.04)	(0.04)	0.02	(0.11)
Disposal of discontinued operations	—	—	—	0.95	0.95

Net income	$0.25	$0.42	$0.44	$1.20	$2.32

Diluted income (loss) per share
Continuing operations	$0.30	$0.45	$0.48	$0.22	$1.45
Discontinued operations	(0.05)	(0.04)	(0.04)	0.02	(0.11)
Disposal of discontinued operations	—	—	—	0.93	0.93

Net income	$0.25	$0.41	$0.44	$1.17	$2.27

2009	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)

Number of days in quarter	88	91	91	95	365
Revenues	$316,509	$330,587	$340,250	$374,670	$1,362,016
Gross profit	78,348	103,226	100,879	105,232	387,685
Operating income (loss)	(28,036)	12,942	27,503	23,961	36,370
Income (loss) from continuing operations	(25,630)	1,121	6,387	10,857	(7,265)
Gain (loss) from discontinued operations, net of tax	(6,824)	(6,006)	(13,864)	9,058	(17,636)
Net income (loss)	(32,454)	(4,886)	(7,476)	19,915	(24,901)
Basic income (loss) per share
Continuing operations	$(0.55)	$0.02	$0.14	$0.23	$(0.16)
Discontinued operations	(0.15)	(0.13)	(0.30)	0.20	(0.37)

Net income (loss)	$(0.70)	$(0.11)	$(0.16)	$0.43	$(0.53)

Diluted income (loss) per share
Continuing operations	$(0.55)	$0.02	$0.14	$0.23	$(0.16)
Discontinued operations	(0.15)	(0.13)	(0.30)	0.19	(0.37)

Net income (loss)	$(0.70)	$(0.11)	$(0.16)	$0.42	$(0.53)

Notes to Consolidated Financial Statements — (Continued)

Included in the fourth quarter of 2010 are asset impairment charges of $16.6 million. Included in the first quarter, third quarter, and fourth quarter of 2009 are asset impairment charges of $24.7 million, $1.5 million, and $1.6 million, respectively.

Note 25:	Subsequent Event

There were no subsequent events following the balance sheet date for which accounting and disclosure in these financial statements is required.

Note 26:	Supplemental Guarantor Information

As of December 31, 2010, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries, and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$139,895	$33,804	$184,954	$—	$358,653
Receivables, net	17,354	99,949	180,963	—	298,266
Inventories, net	—	109,127	66,532	—	175,659
Deferred income taxes	(3,421)	9,011	3,883	—	9,473
Other current assets	2,581	7,618	8,605	—	18,804

Total current assets	156,409	259,509	444,937	—	860,855

Property, plant and equipment, less accumulated depreciation	—	120,857	158,009	—	278,866
Goodwill	—	258,094	64,462	—	322,556
Intangible assets, less accumulated amortization	—	93,695	50,125	—	143,820
Deferred income taxes	17,704	(8,362)	18,223	—	27,565
Other long-lived assets	11,047	1,724	50,051	—	62,822
Investment in subsidiaries	941,412	286,547	—	(1,227,959)	—

	$1,126,572	$1,012,064	$785,807	$(1,227,959)	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,200	$87,796	$119,088	$—	$212,084
Accrued liabilities	32,195	45,818	67,827	—	145,840

Total current liabilities	37,395	133,614	186,915	—	357,924

Long-term debt	551,155	—	—	—	551,155
Postretirement benefits	—	27,949	84,477	—	112,426
Other long-term liabilities	26,495	3,552	6,417	—	36,464
Intercompany accounts	398,804	(647,855)	249,051	—	—
Total stockholders’ equity	112,723	1,494,804	258,947	(1,227,959)	638,515

	$1,126,572	$1,012,064	$785,807	$(1,227,959)	$1,696,484

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$49,878	$8,977	$250,024	$—	$308,879
Receivables, net	21	57,659	172,680	—	230,360
Inventories, net	—	79,887	64,302	—	144,189
Deferred income taxes	—	23,307	4,808	—	28,115
Other current assets	5,179	(6,245)	16,032	—	14,966
Current assets of discontinued operations	—	133,329	—	—	133,329

Total current assets	55,078	296,914	507,846	—	859,838
Property, plant and equipment, less accumulated depreciation	—	119,327	178,931	—	298,258
Goodwill	—	202,795	70,331	—	273,126
Intangible assets, less accumulated amortization	—	55,708	60,884	—	116,592
Deferred income taxes	—	(9,960)	20,769	—	10,809
Other long-lived assets	14,154	1,583	46,218	—	61,955
Investment in subsidiaries	853,555	321,200	—	(1,174,755)	—

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$56,806	$109,917	$—	$166,723
Accrued liabilities	15,552	32,707	68,947	—	117,206
Current maturities of long-term debt	46,268	—	—	—	46,268
Current liabilities of discontinued operations	—	31,237	—	—	31,237

Total current liabilities	61,820	120,750	178,864	—	361,434
Long-term debt	543,942	—	—	—	543,942
Postretirement benefits	—	35,000	86,745	—	121,745
Other long-term liabilities	27,636	6,100	8,673	—	42,409
Intercompany accounts	238,152	(527,873)	289,721	—	—
Total stockholders’ equity	51,237	1,353,590	320,976	(1,174,755)	551,048

	$922,787	$987,567	$884,979	$(1,174,755)	$1,620,578

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Operations

	Year Ended December 31, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$874,866	$916,504	$(174,280)	$1,617,090
Cost of sales	—	(616,401)	(707,675)	174,280	(1,149,796)

Gross profit	—	258,465	208,829	—	467,294
Selling, general and administrative expenses	(391)	(161,284)	(118,002)	—	(279,677)
Research and development	—	(11,915)	(30,690)	—	(42,605)
Amortization of intangibles	—	(3,523)	(7,666)	—	(11,189)
Income from equity method investment	—	—	11,940	—	11,940
Asset impairment	—	(10,790)	(5,784)	—	(16,574)

Operating income (loss)	(391)	70,953	58,627	—	129,189
Interest expense	(49,211)	382	(997)	—	(49,826)
Interest income	151	8	1,025	—	1,184
Other income	—	—	1,465	—	1,465
Intercompany income (expense)	9,486	(17,362)	7,876	—	—
Income (loss) from equity investment in subsidiaries	88,020	50,194	—	(138,214)	—

Income (loss) from continuing operations before taxes	48,055	104,175	67,996	(138,214)	82,012
Income tax benefit (expense)	15,819	(10,731)	(17,802)	—	(12,714)

Income (loss) from continuing operations	63,874	93,444	50,194	(138,214)	69,298
Loss from discontinued operations, net of tax	(612)	(5,074)	—	—	(5,686)
Gain from disposal of discontinued operations, net of tax	45,197	(350)	—	—	44,847

Net income (loss)	$108,459	$88,020	$50,194	$(138,214)	$108,459

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$681,997	$835,322	$(155,303)	$1,362,016
Cost of sales	—	(480,650)	(648,984)	155,303	(974,331)

Gross profit	—	201,347	186,338	—	387,685
Selling, general and administrative expenses	(385)	(124,125)	(137,963)	—	(262,473)
Research and development	—	(9,623)	(30,818)	—	(40,441)
Amortization of intangibles	—	(2,008)	(7,863)	—	(9,871)
Income from equity method investment	—	—	6,405	—	6,405
Goodwill impairment	—	—	—	—	—
Asset impairment	—	(4,343)	(23,408)	—	(27,751)
Loss on sale of assets	—	—	(17,184)	—	(17,184)

Operating income (loss)	(385)	61,248	(24,493)	—	36,370
Interest expense	(41,684)	196	(474)	—	(41,962)
Interest income	137	117	789	—	1,043
Other income	(1,541)	—	—	—	(1,541)
Intercompany income (expense)	12,203	(12,115)	(88)	—	—
Income (loss) from equity investment in subsidiaries	(4,305)	(21,059)	—	25,364	—

Income (loss) from continuing operations before taxes	(35,575)	28,387	(24,266)	25,364	(6,090)
Income tax benefit (expense)	12,070	(16,452)	3,207	—	(1,175)

Income (loss) from continuing operations	(23,505)	11,935	(21,059)	25,364	(7,265)
Loss from discontinued operations, net of tax	(1,396)	(16,240)	—	—	(17,636)

Net income (loss)	$(24,901)	$(4,305)	$(21,059)	$25,364	$(24,901)

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenues	$—	$959,533	$1,239,693	$(207,058)	$1,992,168
Cost of sales	—	(702,562)	(937,765)	207,058	(1,433,269)

Gross profit	—	256,971	301,928	—	558,899
Selling, general and administrative expenses	(267)	(145,390)	(202,008)	—	(347,665)
Research and development	—	(7,163)	(34,657)	—	(41,820)
Amortization of intangibles	—	(1,947)	(7,927)	—	(9,874)
Income from equity method investment	—	—	6,326	—	6,326
Goodwill impairment	—	(57,963)	(346,233)	—	(404,196)
Asset impairment	—	(26,537)	(12,951)	—	(39,488)
Loss on sale of assets	—	—	(3,727)	—	(3,727)

Operating income (loss)	(267)	17,971	(299,249)	—	(281,545)
Interest expense	(34,825)	(1,219)	(1,864)	—	(37,908)
Interest income	—	430	4,855	—	5,285
Other income	—	—	—	—	—
Intercompany income (expense)	13,037	(20,054)	7,017	—	—
Income (loss) from equity investment in subsidiaries	(349,007)	(286,596)	—	635,603	—

Income (loss) from continuing operations before taxes	(371,062)	(289,468)	(289,241)	635,603	(314,168)
Income tax benefit (expense)	9,236	(14,363)	2,645	—	(2,482)

Income (loss) from continuing operations	(361,826)	(303,831)	(286,596)	635,603	(316,650)
Loss from discontinued operations, net of tax	—	(45,176)	—	—	(45,176)

Net income (loss)	$(361,826)	$(349,007)	$(286,596)	$635,603	$(361,826)

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Cash Flow Statements

	Year Ended December 31, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
	(In thousands)

Net cash provided by (used for) operating activities	$121,015	$(11,165)	$1,699	$111,549
Cash flows from investing activities:
Cash used to acquire business, net of cash acquired	(119,110)	—	—	(119,110)
Proceeds from disposal of tangible assets	136,527	2,407	18	138,952
Capital expenditures	—	(16,056)	(12,138)	(28,194)

Net cash provided by (used for) investing activities	17,417	(13,649)	(12,120)	(8,352)
Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—	—	(46,268)
Cash dividends paid	(9,412)	—	—	(9,412)
Tax deficiency related to share-based compensation	(110)	—	—	(110)
Proceeds from exercises of stock options	3,158	—	—	3,158
Intercompany capital contributions and dividends	—	49,641	(49,641)	—
Cash received upon termination of derivative instruments	4,217	—	—	4,217

Net cash used for financing activities	(48,415)	49,641	(49,641)	(48,415)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(5,008)	(5,008)

Increase (decrease) in cash and cash equivalents	90,017	24,827	(65,070)	49,774
Cash and cash equivalents, beginning of period	49,878	8,977	250,024	308,879

Cash and cash equivalents, end of period	$139,895	$33,804	$184,954	$358,653

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2009
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
	(In thousands)

Net cash provided by (used for) operating activities	$91,906	$(28,730)	$88,634	$151,810
Cash flows from investing activities:
Capital expenditures	—	(20,725)	(19,652)	(40,377)
Cash used to acquire businesses, net of cash acquired	(20,110)	—	(593)	(20,703)
Proceeds from disposal of tangible assets	—	910	1,121	2,031

Net cash used for investing activities	(20,110)	(19,815)	(19,124)	(59,049)
Cash flows from financing activities:
Borrowings under credit arrangements	193,732	—	—	193,732
Payments under borrowing arrangements	(193,732)	—	—	(193,732)
Debt issuance costs paid	(11,810)			(11,810)
Cash dividends paid	(9,373)	—	—	(9,373)
Tax deficiency related to share-based payments	(1,564)	—	—	(1,564)
Proceeds from exercises of stock options	699	—	—	699

Net cash provided by (used for) financing activities	(22,048)	—	—	(22,048)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	10,753	10,753

Increase (decrease) in cash and cash equivalents	49,748	(48,545)	80,263	81,466
Cash and cash equivalents, beginning of year	130	57,522	169,761	227,413

Cash and cash equivalents, end of year	$49,878	$8,977	$250,024	$308,879

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2008
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
	(In thousands)

Net cash provided by (used for) operating activities	$76,042	$65,512	$32,320	$173,874
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(136,032)	(3,009)	(8,343)	(147,384)
Capital expenditures	—	(19,607)	(33,954)	(53,561)
Proceeds from disposal of tangible assets	—	679	40,219	40,898

Net cash provided by (used for) investing activities	(136,032)	(21,937)	(2,078)	(160,047)
Cash flows from financing activities:
Borrowings under credit arrangements	240,000	—	—	240,000
Payments under borrowing arrangements	(110,000)	—	—	(110,000)
Payments under share repurchase program	(68,336)	—	—	(68,336)
Cash dividends paid	(8,926)	—	—	(8,926)
Proceeds from exercises of stock options	6,103	—	—	6,103
Excess tax benefits related to share-based payments	1,279	—	—	1,279

Net cash provided by (used for) financing activities	60,120	—	—	60,120
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(6,498)	(6,498)

Increase in cash and cash equivalents	130	43,575	23,744	67,449
Cash and cash equivalents, beginning of year	—	13,947	146,017	159,964

Cash and cash equivalents, end of year	$130	$57,522	$169,761	$227,413

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Belden Inc.

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Belden Inc., and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 25, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Item I — Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Board Structure and Compensation” (opening paragraph and table), “Board Structure and Compensation — Audit Committee,” “Stock Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance”, “Board Structure and Compensation — Corporate Governance” and the answer to “May I propose actions for consideration at next year’s annual meeting of stockholders or nominate individuals to serve as directors?”, as described in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to “Executive Compensation,” “Director Compensation,” “Board Structure and Compensation — Related Party Transactions and Compensation Committee Interlocks” and “Board Structure and Compensation — Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information on December 31, 2010” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Board Structure and Compensation — Related Party Transactions and Compensation Committee Interlocks” and “Board Structure and Compensation” (paragraph following the table) as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to “Board Structure and Compensation — Fees to Independent Registered Public Accountants for 2010 and 2009” and “Board Structure and Compensation — Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2010
Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2010
Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2010
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestures/	Charge		Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Recoveries	Movement	Balance
	(In thousands)

Accounts Receivable — Allowance for Doubtful Accounts:
2010	$3,412	$918	$(146)	$(1,367)	$—	$(74)	2,743
2009	3,989	1,545	69	(2,092)	(151)	52	3,412
2008	3,893	3,143	—	(2,649)	(304)	(94)	3,989
Inventories — Obsolescence and Other Valuation Allowances:
2010	$18,225	$2,470	$1,924	$330	$—	$(672)	$22,277
2009	22,723	4,401	(865)	(8,306)	—	272	18,225
2008	19,529	12,395	—	(8,636)	—	(565)	22,723
Deferred Income Tax Asset — Valuation Allowance:
2010	$22,007	$2,044	$—	$(1,670)	$(852)	$(479)	21,050
2009	20,557	6,557	—	(5,173)	(1,279)	1,345	22,007
2008	12,585	—	16,411	(527)	(8,282)	370	20,557

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3. Exhibits The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit		reference are Company (Belden Inc.) filings unless
Number	Description of Exhibit	noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1
3.2	Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K
4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1
4.5		Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1
4.6		Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4
10	.5*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.6*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.7*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.8*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I
10	.9*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.10*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.11*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16
10	.12*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17
10	.13*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18
10	.14*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4
10	.15*	Belden Inc. Annual Cash Incentive Plan, as amended	February 26, 2010 Form 10-K, Exhibit 10.18
10	.16*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.17*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.18*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.19*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.20*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.21*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1
10	.22*	Amended and Restated Executive Employment Agreement with Gray Benoist	December 22, 2008 Form 8-K, Exhibit 10.
10	.23*	Executive Employment Agreement with Richard Kirschner	August 3, 2007 Form 10-Q, Exhibit 10.2
10	.24*	Employment Agreement with Wolfgang Babel, with First Amendment	February 29, 2008 Form 10-K, Exhibit 10.38, November 7, 2008 Form 10-Q, Exhibit 10.1
10	.25*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1
10	.26*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2
10	.27*	Amended and Restated Executive Employment Agreement with Stephen H. Johnson	February 27, 2009 Form 10-K, Exhibit 10.35
10	.28*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36
10	.29*	Amended and Restated Executive Employment Agreement with Louis Pace	February 27, 2009 Form 10-K, Exhibit 10.37
10	.30*	Amended and Restated Executive Employment Agreement with Cathy O. Staples	February 27, 2009 Form 10-K, Exhibit 10.38
10	.31*	Amended and Restated Executive Employment Agreement with Denis Suggs, with First Amendment	February 27, 2009 Form 10-K, Exhibit 10.39; August 11, 2010 Form 10-Q, Exhibit 10.2
10	.32*	Executive Employment Agreement with Naresh Kumra	April 6, 2010 Form 8-K, Exhibit 10.1
10	.33*	Executive Employment Agreement with Henk Derksen	February 26, 2010 Form 10-K, Exhibit 10.36
10	.34*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1
10	.35*	Form of Indemnification Agreement with each of the Directors and Gray Benoist, Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, Stephen Johnson, Naresh Kumra, John Norman, Cathy Staples, John Stroup and Denis Suggs	March 1, 2007 Form 10-K, Exhibit 10.39
10	.36*	Separation of Employment Agreement with Louis Pace	February 27, 2009 Form 10-K, Exhibit 10.45
10.37		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1; Schedules included August 10, 2010 Form 8-K/A, Exhibit 10.1
10.38		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2

The filings referenced for incorporation by
Exhibit		reference are Company (Belden Inc.) filings unless
Number	Description of Exhibit	noted to be those of Belden 1993 Inc.

10.39	Second Amendment to Credit Agreement	December 26, 2007 8-K, Exhibit 10.1
10.40	Third Amendment to Credit Agreement	March 30, 2009 Form 8-K, Exhibit 10.1
10.41	Fourth Amendment to Credit Agreement	June 29, 2009 Form 8-K, Exhibit 10.3
10.42	Registration Rights Agreement relating to 9.25% Senior Subordinated Notes	June 29, 2009 Form 8-K, Exhibit 10.2
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14.1	Code of Ethics	August 25, 2008 Form 8-K, Exhibit 14.1
21.1	List of Subsidiaries of Belden Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101	.INS	XBRL Instance Document
Exhibit 101	.SCH	XBRL Taxonomy Extension Schema
Exhibit 101	.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101	.DEF	XBRL Taxonomy Extension Definition
Exhibit 101	.LAB	XBRL Taxonomy Extension Label
Exhibit 101	.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan

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

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP John S. Stroup	President, Chief Executive Officer and Director	February 25, 2011
/s/ GRAY G. BENOIST Gray G. Benoist	Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer	February 25, 2011
/s/ BRYAN C. CRESSEY* Bryan C. Cressey	Chairman of the Board and Director	February 25, 2011
/s/ DAVID ALDRICH* David Aldrich	Director	February 25 2011
/s/ LORNE D. BAIN* Lorne D. Bain	Director	February 25, 2011
/s/ LANCE BALK* Lance Balk	Director	February 25, 2011
/s/ JUDY L. BROWN* Judy L. Brown	Director	February 25, 2011
/s/ GLENN KALNASY* Glenn Kalnasy	Director	February 25, 2011
/s/ MARY S. MCLEOD* Mary S. McLeod	Director	February 25, 2011
/s/ JOHN M. MONTER* John M. Monter	Director	February 25, 2011
/s/ BERNARD G. RETHORE* Bernard G. Rethore	Director	February 25, 2011
/s/ JOHN S. STROUP *By John S. Stroup, Attorney-in-fact

INDEX TO EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

3.1		Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1
3.2		Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K
4.1		Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1
4.2		Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1
4.3		Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)
4.4		Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1
4.5		Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1
4.6		Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2
10.1		Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6
10.2		Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2
10	.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3
10	.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4
10	.5*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16
10	.6*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15
10	.7*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61
10	.8*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I
10	.9*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2
10	.10*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1
10	.11*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16
10	.12*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17
10	.13*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18
10	.14*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4
10	.15*	Belden Inc. Annual Cash Incentive Plan, as amended	February 26, 2010 Form 10-K, Exhibit 10.18

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.16*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1
10	.17*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50
10	.18*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51
10	.19*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53
10	.20*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55
10	.21*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1
10	.22*	Amended and Restated Executive Employment Agreement with Gray Benoist	December 22, 2008 Form 8-K, Exhibit 10.
10	.23*	Executive Employment Agreement with Richard Kirschner	August 3, 2007 Form 10-Q, Exhibit 10.2
10	.24*	Employment Agreement with Wolfgang Babel, with First Amendment	February 29, 2008 Form 10-K, Exhibit 10.38, November 7, 2008 Form 10-Q, Exhibit 10.1
10	.25*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1
10	.26*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2
10	.27*	Amended and Restated Executive Employment Agreement with Stephen H. Johnson	February 27, 2009 Form 10-K, Exhibit 10.35
10	.28*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36
10	.29*	Amended and Restated Executive Employment Agreement with Louis Pace	February 27, 2009 Form 10-K, Exhibit 10.37
10	.30*	Amended and Restated Executive Employment Agreement with Cathy O. Staples	February 27, 2009 Form 10-K, Exhibit 10.38
10	.31*	Amended and Restated Executive Employment Agreement with Denis Suggs, with First Amendment	February 27, 2009 Form 10-K, Exhibit 10.39; August 11, 2010 Form 10-Q, Exhibit 10.2
10	.32*	Executive Employment Agreement with Naresh Kumra	April 6, 2010 Form 8-K, Exhibit 10.1
10	.33*	Executive Employment Agreement with Henk Derksen	February 26, 2010 Form 10-K, Exhibit 10.36
10	.34*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1
10	.35*	Form of Indemnification Agreement with each of the Directors and Gray Benoist, Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, Stephen Johnson, Naresh Kumra, John Norman, Cathy Staples, John Stroup and Denis Suggs	March 1, 2007 Form 10-K, Exhibit 10.39

The filings referenced for incorporation by
Exhibit			reference are Company (Belden Inc.) filings unless
Number		Description of Exhibit	noted to be those of Belden 1993 Inc.

10	.36*	Separation of Employment Agreement with Louis Pace	February 27, 2009 Form 10-K, Exhibit 10.45
10.37		Credit Agreement	January 27, 2006 Form 8-K, Exhibit 10.1; Schedules included August 10, 2010 Form 8-K/A, Exhibit 10.1
10.38		First Amendment to Credit Agreement and Waiver	February 22, 2007 Form 8-K, Exhibit 10.2
10.39		Second Amendment to Credit Agreement	December 26, 2007 8-K, Exhibit 10.1
10.40		Third Amendment to Credit Agreement	March 30, 2009 Form 8-K, Exhibit 10.1
10.41		Fourth Amendment to Credit Agreement	June 29, 2009 Form 8-K, Exhibit 10.3
10.42		Registration Rights Agreement relating to 9.25% Senior Subordinated Notes	June 29, 2009 Form 8-K, Exhibit 10.2
12.1		Computation of Ratio of Earnings to Fixed Charges	Filed herewith
14.1		Code of Ethics	August 25, 2008 Form 8-K, Exhibit 14.1
21.1		List of Subsidiaries of Belden Inc.	Filed herewith
23.1		Consent of Ernst & Young LLP	Filed herewith
24.1		Powers of Attorney from Members of the Board of Directors	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith
32.1		Section 1350 Certification of the Chief Executive Officer	Filed herewith
32.2		Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101	.INS	XBRL Instance Document
Exhibit 101	.SCH	XBRL Taxonomy Extension Schema
Exhibit 101	.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101	.DEF	XBRL Taxonomy Extension Definition
Exhibit 101	.LAB	XBRL Taxonomy Extension Label
Exhibit 101	.PRE	XBRL Taxonomy Extension Presentation