Form 10-Q
period 2011-04-03
BELDEN INC.
filed 2011-05-11
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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
As of May 9, 2011, the Registrant had 47,376,195 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 4: Controls and Procedures
PART II OTHER INFORMATION
Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 6: Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	April 3, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$323,085	$358,653
Receivables, net	322,556	298,266
Inventories, net	208,080	175,659
Deferred income taxes	9,231	9,473
Other current assets	19,914	18,804

Total current assets	882,866	860,855
Property, plant and equipment, less accumulated depreciation	286,637	278,866
Goodwill	353,772	322,556
Intangible assets, less accumulated amortization	158,755	143,820
Deferred income taxes	28,113	27,565
Other long-lived assets	68,646	62,822

	$1,778,789	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228,585	$212,084
Accrued liabilities	156,923	145,840

Total current liabilities	385,508	357,924
Long-term debt	551,056	551,155
Postretirement benefits	118,668	112,426
Other long-term liabilities	36,327	36,464
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	595,305	595,519
Retained earnings	191,063	171,568
Accumulated other comprehensive income (loss)	13,838	(8,919)
Treasury stock	(113,479)	(120,156)

Total stockholders’ equity	687,230	638,515

	$1,778,789	$1,696,484

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands, except per share amounts)
Revenues	$461,628	$384,424
Cost of sales	(331,173)	(274,014)

Gross profit	130,455	110,410
Selling, general and administrative expenses	(74,936)	(68,735)
Research and development	(13,629)	(10,308)
Amortization of intangibles	(3,679)	(2,713)
Income from equity method investment	3,862	2,641

Operating income	42,073	31,295
Interest expense	(11,808)	(12,946)
Interest income	159	182

Income from continuing operations before taxes	30,424	18,531
Income tax expense	(8,406)	(4,201)

Income from continuing operations	22,018	14,330
Loss from discontinued operations, net of tax	(128)	(2,583)

Net income	$21,890	$11,747

Weighted average number of common shares and equivalents:
Basic	47,209	46,697
Diluted	48,330	47,510

Basic income (loss) per share
Continuing operations	$0.47	$0.31
Discontinued operations	(0.01)	(0.06)

Net income	$0.46	$0.25

Diluted income (loss) per share
Continuing operations	$0.46	$0.30
Discontinued operations	(0.01)	(0.05)

Net income	$0.45	$0.25

Dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$21,890	$11,747
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	12,860	14,614
Share-based compensation	2,925	3,325
Pension funding less than (greater than) pension expense	1,613	(6,004)
Provision for inventory obsolescence	878	919
Tax deficiency (benefit) related to share-based compensation	(1,668)	278
Income from equity method investment	(3,862)	(2,641)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(12,431)	(20,255)
Inventories	(24,622)	(12,520)
Accounts payable	10,528	18,429
Accrued liabilities	(30,638)	(21,293)
Accrued taxes	7,347	(1,191)
Other assets	(794)	3,298
Other liabilities	347	(1,913)

Net cash used for operating activities	(15,627)	(13,207)
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(23,192)	—
Capital expenditures	(6,798)	(7,002)
Proceeds from disposal of tangible assets	1,136	1,824
Cash provided by other investing activities	—	163

Net cash used for investing activities	(28,854)	(5,015)
Cash flows from financing activities:
Payments under borrowing arrangements	—	(46,268)
Cash dividends paid	(2,392)	(2,361)
Tax benefit (deficiency) related to share-based compensation	1,668	(278)
Proceeds from exercise of stock options	3,952	543

Net cash provided by (used for) financing activities	3,228	(48,364)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,685	(3,410)

Decrease in cash and cash equivalents	(35,568)	(69,996)
Cash and cash equivalents, beginning of period	358,653	308,879

Cash and cash equivalents, end of period	$323,085	$238,883

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
THREE MONTHS ENDED APRIL 3, 2011
(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional				Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
					(In thousands)
Balance at December 31, 2010	50,335	$503	$595,519	$171,568	(3,290)	$(120,156)	$32,095	$(41,014)	$638,515
Net income	—	—	—	21,890	—	—	—	—	21,890
Foreign currency translation	—	—	—	—	—	—	22,757	—	22,757

Comprehensive income									44,647
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,436)	—	215	5,025	—	—	3,589
Conversion of restricted stock units into commom stock, net of tax withholding forfeitures	—	—	(3,371)	—	95	1,652	—	—	(1,719)
Share-based compensation	—	—	4,593	—	—	—	—	—	4,593
Dividends ($0.05 per share)	—	—	—	(2,395)	—	—	—	—	(2,395)

Balance at April 3, 2011	50,335	$503	$595,305	$191,063	(2,980)	$(113,479)	$54,852	$(41,014)	$687,230

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
The accompanying Consolidated Financial Statements presented as of any date other than December 31, 2010:
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
These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2010 Annual Report on Form 10-K.
Business Description
We design, manufacture, and market a portfolio of cable, connectivity, and networking products in markets including industrial, enterprise, broadcast, and consumer electronics. Our products provide for the transmission of signals for data, sound, and video applications.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 3, 2011, the 93rd day of our fiscal year 2011. Our fiscal second and third quarters each have 91 days. The three months ended April 4, 2010 included 94 days.
Reclassifications
We have made certain reclassifications to the 2010 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2011 presentation, including reclassifications associated with a discontinued operation.
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
As of and during the three months ended April 3, 2011 and April 4, 2010, we utilized Level 1 inputs to determine the fair value of cash equivalents.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of April 3, 2011 was $73.6 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).
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
As of April 3, 2011, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $10.7 million, $6.4 million, and $1.7 million, respectively.
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

Discontinued Operations
On December 16, 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze). The Trapeze operations comprised the entirety of the former Wireless segment. For the three months ended April 4, 2010, we recognized a loss of $3.2 million ($2.5 million net of tax) related to the Trapeze operations, which is included in discontinued operations.
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. In each of the three months ended April 3, 2011, and April 4, 2010 we recognized $0.2 million of interest expense ($0.1 million net of tax) related to the uncertain tax positions, which is included in discontinued operations.
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 11.
Note 2: Acquisitions
We acquired ICM Corp. (ICM) for cash of $21.9 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer located in Denver, Colorado. ICM’s strong brands and technology enhance our broadcast portfolio of products. The results of ICM have been included in our Consolidated Financial Statements from January 7, 2011, and are reported within the Americas segment. The ICM acquisition was not material to our financial position or results of operations reported as of and for the three months ended April 3, 2011.
We acquired Poliron Cabos Electricos Especiais Ltda (Poliron) on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil. The acquisition of Poliron expands our presence in emerging markets. The $29.2 million cash purchase price was paid on April 4, 2011, during our fiscal second quarter. As of April 3, 2011, the accrued liabilities balance includes a liability for the purchase price. The results of Poliron have been included in our Consolidated Financial Statements from April 1, 2011, and are reported within the Americas segment. The Poliron acquisition was not material to our financial position or results of operations reported as of and for the three months ended April 3, 2011.
Note 3: Operating Segments
We have organized the enterprise around geographic areas. We conduct our operations through three reported operating segments—Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. A fourth operating segment, Wireless, has been eliminated as a result of the disposition of Trapeze and reporting it as a discontinued operation.
Beginning on January 1, 2011, we allocated corporate expenses to the segments for purposes of measuring segment operating income. Corporate expenses were allocated on the basis of each segment’s relative operating income prior to the allocation. The prior period presentation has been modified accordingly.

			Asia	Total
	Americas	EMEA	Pacific	Segments
		(In thousands)
For the three months ended April 3, 2011
External customer revenues	$276,998	$103,690	$80,940	$461,628
Affiliate revenues	12,068	22,666	101	34,835
Operating income	31,572	17,098	6,373	55,043

For the three months ended April 4, 2010
External customer revenues	$217,929	$90,550	$75,945	$384,424
Affiliate revenues	12,737	14,743	—	27,480
Operating income	23,788	11,061	5,710	40,559
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Segment operating income	$55,043	$40,559
Eliminations	(12,970)	(9,264)

Total operating income	42,073	31,295
Interest expense	(11,808)	(12,946)
Interest income	159	182

Income from continuing operations before taxes	$30,424	$18,531

Revenues by major product group were as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Cable products	$319,128	$291,311
Networking products	71,255	49,258
Connectivity products	71,245	43,855

Total revenues	$461,628	$384,424

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

Note 4: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Numerator:
Income from continuing operations	$22,018	$14,330
Loss from discontinued operations, net of tax	(128)	(2,583)

Net income	$21,890	$11,747
Denominator:
Weighted average shares outstanding, basic	47,209	46,697
Effect of dilutive common stock equivalents	1,121	813

Weighted average shares outstanding, diluted	48,330	47,510

For the three months ended April 3, 2011 and April 4, 2010, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million and 1.2 million, respectively, because to do so would have been anti-dilutive.
Note 5: Inventories
The major classes of inventories were as follows:

	April 3,	December 31,
	2011	2010
	(In thousands)
Raw materials	$72,222	$64,146
Work-in-process	45,958	42,193
Finished goods	109,698	87,982
Perishable tooling and supplies	3,239	3,615

Gross inventories	231,117	197,936
Obsolescence and other reserves	(23,037)	(22,277)

Net inventories	$208,080	$175,659

Note 6: Long-Lived Assets
Disposals
During the three months ended April 3, 2011, we sold certain real estate of the Americas segment for $1.1 million. There was no gain or loss recognized on the sale.
During the three months ended April 4, 2010, we sold certain real estate of the EMEA segment for $1.8 million. There was no gain or loss recognized on the sale.

Depreciation and Amortization Expense
We recognized depreciation expense in income from continuing operations of $9.2 million and $10.2 million in the three months ended April 3, 2011 and April 4, 2010, respectively.
We recognized amortization expense in income from continuing operations related to our intangible assets of $3.7 million and $2.7 million in the three months ended April 3, 2011 and April 4, 2010, respectively.
Note 7: Long-Term Debt and Other Borrowing Arrangements
Senior Subordinated Notes
We have outstanding $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on June 15 and December 15. As of April 3, 2011, the carrying value of the notes was $201.1 million.
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
Senior Secured Credit Facility
In January 2011, the size of the senior secured credit facility reduced from $250.0 million to $230.0 million. As of April 3, 2011, we were in compliance with all of the covenants of the facility.
As of April 3, 2011, there were not any outstanding borrowings under the facility, and we had $219.3 million in available borrowing capacity. The facility has a variable interest rate based on LIBOR or the prime rate and is secured by our overall cash flow and certain of our assets in the United States. The facility was scheduled to mature in January 2013.
See Note 11 for a discussion of the refinancing of the senior secured credit facility subsequent to April 3, 2011.
Fair Value of Long-Term Debt
The fair value of our debt instruments at April 3, 2011 was approximately $581.3 million based on sales prices of the debt instruments from recent trading activity. This amount represents the fair value of our senior subordinated notes with a face value of $550.0 million.
Note 8: Income Taxes
Income tax expense was $8.4 million for the three months ended April 3, 2011. The most significant factor in the difference between the effective tax rate of 27.6% reflected in the provision for income taxes on income from continuing operations before taxes and the amount determined by applying the applicable statutory United States tax rate of 35% for the three months ended April 3, 2011 is the tax rate differential associated with our foreign earnings.
Note 9: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
	April 3,	April 4,	April 3,	April 4,
Three Months Ended	2011	2010	2011	2010
	(In thousands)
Service cost	$1,349	$1,860	$40	$25
Interest cost	2,811	4,226	681	626
Expected return on plan assets	(2,860)	(4,324)	—	—
Amortization of prior service cost	(36)	16	(60)	(53)
Net loss recognition	1,543	944	119	58

Net periodic benefit cost	$2,807	$2,722	$780	$656

Note 10: Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Net income	$21,890	$11,747
Foreign currency translation income (loss)	22,757	(22,106)

Total comprehensive income (loss)	$44,647	$(10,359)

Note 11: Subsequent Event
On April 25, 2011, we entered into a new senior secured credit facility. The borrowing capacity under the new facility is $400.0 million, and the term extends to April 2016. Interest on outstanding borrowings under the new facility is determined based on the three month LIBOR rate, plus a variable spread. The variable spread ranges from 1.75% to 2.75%, depending upon our leverage ratio. The new facility allows us to borrow and re-pay funds in local currencies.
Note 12: Supplemental Guarantor Information
As of April 3, 2011, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and its current and future material domestic subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	April 3, 2011
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$75,551	$26,266	$221,268	$—	$323,085
Receivables, net	16,166	104,342	202,048	—	322,556
Inventories, net	—	123,918	84,162	—	208,080
Deferred income taxes	(3,421)	8,178	4,474	—	9,231
Other current assets	3,103	7,539	9,272	—	19,914

Total current assets	91,399	270,243	521,224	—	882,866
Property, plant and equipment, less accumulated depreciation	—	120,544	166,093	—	286,637
Goodwill	—	268,909	84,863	—	353,772
Intangible assets, less accumulated amortization	—	99,536	59,219	—	158,755
Deferred income taxes	17,077	(7,528)	18,564	—	28,113
Other long-lived assets	10,278	1,738	56,630	—	68,646
Investment in subsidiaries	970,199	302,013	—	(1,272,212)	—

	$1,088,953	$1,055,455	$906,593	$(1,272,212)	$1,778,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,630	$99,894	$126,061	$—	$228,585
Accrued liabilities	33,833	23,918	99,172	—	156,923

Total current liabilities	36,463	123,812	225,233	—	385,508
Long-term debt	551,056	—	—	—	551,056
Postretirement benefits	—	31,319	87,349	—	118,668
Other long-term liabilities	26,458	2,206	7,663	—	36,327
Intercompany accounts	369,346	(623,459)	254,113	—	—
Total stockholders’ equity	105,630	1,521,577	332,235	(1,272,212)	687,230

	$1,088,953	$1,055,455	$906,593	$(1,272,212)	$1,778,789

	December 31, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$139,895	$33,804	$184,954	$—	$358,653
Receivables, net	17,354	99,949	180,963	—	298,266
Inventories, net	—	109,127	66,532	—	175,659
Deferred income taxes	(3,421)	9,011	3,883	—	9,473
Other current assets	2,581	7,618	8,605	—	18,804

Total current assets	156,409	259,509	444,937	—	860,855
Property, plant and equipment, less accumulated depreciation	—	120,857	158,009	—	278,866
Goodwill	—	258,094	64,462	—	322,556
Intangible assets, less accumulated amortization	—	93,695	50,125	—	143,820
Deferred income taxes	17,704	(8,362)	18,223	—	27,565
Other long-lived assets	11,047	1,724	50,051	—	62,822
Investment in subsidiaries	941,412	286,547	—	(1,227,959)	—

	$1,126,572	$1,012,064	$785,807	$(1,227,959)	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,200	$87,796	$119,088	$—	$212,084
Accrued liabilities	32,195	45,818	67,827	—	145,840

Total current liabilities	37,395	133,614	186,915	—	357,924
Long-term debt	551,155	—	—	—	551,155
Postretirement benefits	—	27,949	84,477	—	112,426
Other long-term liabilities	26,495	3,552	6,417	—	36,464
Intercompany accounts	398,804	(647,855)	249,051	—	—
Total stockholders’ equity	112,723	1,494,804	258,947	(1,227,959)	638,515

	$1,126,572	$1,012,064	$785,807	$(1,227,959)	$1,696,484

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended April 3, 2011
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)
Revenues	$—	$256,666	$252,105	$(47,143)	$461,628
Cost of sales	—	(185,576)	(192,740)	47,143	(331,173)

Gross profit	—	71,090	59,365	—	130,455
Selling, general and administrative expenses	(79)	(43,897)	(30,960)	—	(74,936)
Research and development	—	(4,708)	(8,921)	—	(13,629)
Amortization of intangibles	—	(1,710)	(1,969)	—	(3,679)
Income from equity method investment	—	—	3,862	—	3,862

Operating income (loss)	(79)	20,775	21,377	—	42,073
Interest expense	(11,846)	64	(26)	—	(11,808)
Interest income	40	3	116	—	159
Intercompany income (expense)	843	(2,525)	1,682	—	—
Income (loss) from equity investment in subsidiaries	28,787	15,466	—	(44,253)	—

Income (loss) from continuing operations before taxes	17,745	33,783	23,149	(44,253)	30,424
Income tax benefit (expense)	4,273	(4,996)	(7,683)	—	(8,406)

Income (loss) from continuing operations	22,018	28,787	15,466	(44,253)	22,018
Loss from discontinued operations, net of tax	(128)	—	—	—	(128)

Net income (loss)	$21,890	$28,787	$15,466	$(44,253)	$21,890

	Three Months Ended April 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$—	$192,442	$229,686	$(37,704)	$384,424
Cost of sales	—	(137,366)	(174,352)	37,704	(274,014)

Gross profit	—	55,076	55,334	—	110,410
Selling, general and administrative expenses	(256)	(36,565)	(31,914)	—	(68,735)
Research and development	—	(2,683)	(7,625)	—	(10,308)
Amortization of intangibles	—	(738)	(1,975)	—	(2,713)
Income from equity method investment	—	—	2,641	—	2,641

Operating income (loss)	(256)	15,090	16,461	—	31,295
Interest expense	(12,761)	(22)	(163)	—	(12,946)
Interest income	46	3	133	—	182
Intercompany income (expense)	3,005	(2,302)	(703)	—	—
Income (loss) from equity investment in subsidiaries	17,889	11,443	—	(29,332)	—

Income (loss) from continuing operations before taxes	7,923	24,212	15,728	(29,332)	18,531
Income tax benefit (expense)	3,960	(3,876)	(4,285)	—	(4,201)

Income (loss) from continuing operations	11,883	20,336	11,443	(29,332)	14,330
Loss from discontinued operations, net of tax	(136)	(2,447)	—	—	(2,583)

Net income (loss)	$11,747	$17,889	$11,443	$(29,332)	$11,747

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended April 3, 2011
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
		(In thousands)
Net cash provided by (used for) operating activities	$(44,380)	$23,054	$5,699	$(15,627)
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(23,192)	—	—	(23,192)
Capital expenditures	—	(4,164)	(2,634)	(6,798)
Proceeds from disposal of tangible assets	—	1,118	18	1,136

Net cash used for investing activities	(23,192)	(3,046)	(2,616)	(28,854)
Cash flows from financing activities:
Cash dividends paid	(2,392)	—	—	(2,392)
Tax benefit related to share-based compensation	1,668	—	—	1,668
Proceeds from exercise of stock options	3,952	—	—	3,952
Intercompany capital contributions and dividends	—	(27,546)	27,546	—

Net cash provied by (used for) financing activities	3,228	(27,546)	27,546	3,228
Effect of currency exchange rate changes on cash and cash equivalents	—	—	5,685	5,685

Increase (decrease) in cash and cash equivalents	(64,344)	(7,538)	36,314	(35,568)
Cash and cash equivalents, beginning of period	139,895	33,804	184,954	358,653

Cash and cash equivalents, end of period	$75,551	$26,266	$221,268	$323,085

	Three Months Ended April 4, 2010
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Total
		(In thousands)
Net cash provided by (used for) operating activities	$78,303	$10,212	$(101,722)	$(13,207)
Cash flows from investing activities:
Capital expenditures	—	(5,037)	(1,965)	(7,002)
Proceeds from disposal of tangible assets	—	1,806	18	1,824
Cash provided by other investing activities	163	—	—	163

Net cash provided by (used for) investing activities	163	(3,231)	(1,947)	(5,015)
Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—	—	(46,268)
Cash dividends paid	(2,361)	—	—	(2,361)
Tax deficiency related to share-based compensation	(278)	—	—	(278)
Proceeds from exercise of stock options	543	—	—	543

Net cash used for financing activities	(48,364)	—	—	(48,364)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(3,410)	(3,410)

Increase (decrease) in cash and cash equivalents	30,102	6,981	(107,079)	(69,996)
Cash and cash equivalents, beginning of period	49,878	8,977	250,024	308,879

Cash and cash equivalents, end of period	$79,980	$15,958	$142,945	$238,883

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
Trends and Events
The following trends and events during 2011 have had varying effects on our financial condition, results of operations, and cash flows.
Acquisitions
We completed two acquisitions during the three months ended April 3, 2011. We acquired ICM Corp. (ICM) for cash of $21.9 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer located in Denver, Colorado. ICM’s strong brands and technology enhance our broadcast portfolio of products. On April 1, 2011, we acquired Poliron Cabos Electricos Especiais Ltda (Poliron), an industrial cable manufacturer located in Sao Paulo, Brazil. The acquisition of Poliron expands our presence in emerging markets. The $29.2 million cash purchase price was paid on April 4, 2011, during our fiscal second quarter. As of April 3, 2011, the accrued liabilities balance includes the liability for the purchase price. The results of both ICM and Poliron have been included in our Consolidated Financial Statements from the respective acquisition dates and are reported within the Americas segment.
Commodity prices
Our operating results can be affected by changes in prices of commodities, primarily copper, silver, and compounds, which are components in some of the products we sell. Generally, as the costs of inventory purchases increase due to higher commodity prices, we raise selling prices to customers to cover the increase in costs, resulting in higher sales revenue but a lower gross profit percentage. Conversely, a decrease in commodity prices would result in lower sales revenue but a higher gross profit percentage. Selling prices of our products are affected by many factors, including end market demand, capacity utilization, overall economic conditions, and commodity prices. Importantly, however, there is no exact measure of the effect of changing copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effects of copper prices or other commodity prices are estimates.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Critical Accounting Policies
During the three months ended April 3, 2011:
•	We did not change any of our existing critical accounting policies from those listed in our 2010 Annual Report on Form 10-K;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%
	April 3, 2011	April 4, 2010	Change
	(in thousands, except percentages)
Revenues	$461,628	$384,424	20.1%
Gross profit	130,455	110,410	18.2%
Selling, general and administrative expenses	74,936	68,735	9.0%
Research and development	13,629	10,308	32.2%
Operating income	42,073	31,295	34.4%
Income from continuing operations before taxes	30,424	18,531	64.2%
Income from continuing operations	22,018	14,330	53.6%
Revenues increased in the three months ended April 3, 2011 from the comparable period of 2010 primarily for the following reasons:
•	Acquisitions contributed $29.5 million to the increase in revenues.
•	An increase in sales prices, partially due to increased copper prices, resulted in a revenue increase of $27.3 million.
•	An increase in unit sales volume, primarily due to growth and increased share in many of our end markets, resulted in a revenue increase of $17.9 million.
•	Favorable currency translation, primarily due to the Canadian dollar strengthening against the U.S. dollar, resulted in a revenue increase of $2.5 million.
Gross profit increased in the three months ended April 3, 2011 from the comparable period of 2010 due to the increase in revenues as discussed above and a decrease in severance and other restructuring costs. In the three months ended April 4, 2010, cost of sales included $5.0 million of severance and other restructuring costs, such as equipment relocation and contract termination costs. Cost of sales did not include any significant severance and other restructuring costs in the three months ended April 3, 2011. This decrease was due to the completion of our global restructuring actions.
Selling, general and administrative expenses increased in the three months ended April 3, 2011 from the comparable period of 2010. The increase is primarily due to higher payroll and commission costs, as well as higher discretionary spending for items such as travel costs. The increase in costs is also due in part to our recent acquisitions. The percentage increase in selling, general and administrative expenses compared to the prior year was less than the percentage increase in revenues due to the benefits of our completed restructuring actions and the successful execution of our Lean enterprise strategies.
The increase in research and development costs in the three months ended April 3, 2011 from the comparable period of 2010 is primarily due to our recent acquisitions. The increase in costs is also due in part to higher payroll costs and higher discretionary spending for such items as consulting fees.

Operating income increased in the three months ended April 3, 2011 from the comparable period of 2010 due to the increases in revenues and gross profit and the decreases in severance and other restructuring costs as discussed above. In addition, operating income increased due to the benefits of our completed restructuring actions, the successful execution of our regional manufacturing and Lean enterprise strategies, and our recent acquisitions.
Income from continuing operations before taxes increased in the three months ended April 3, 2011 due to the increases in operating income discussed above. In addition, interest expense was $1.1 million lower in the three months ended April 3, 2011 than the comparable period of 2010 due to lower average outstanding borrowings.
Our effective tax rate for the three months ended April 3, 2011 was 27.6% compared to 22.7% in the three months ended April 4, 2010. This change is primarily attributable to the jurisdictional mix of income from continuing operations before taxes. In addition, our effective tax rate for the three months ended April 4, 2010 included a net benefit from the impact of discrete items.
Americas Segment

	Three Months Ended		%
	April 3, 2011	April 4, 2010	Change
	(in thousands, except percentages)
Total revenues	$289,066	$230,666	25.3%
Operating income	31,572	23,788	32.7%
as a percent of total revenues	10.9%	10.3%
Americas total revenues, which include affiliate revenues, increased in the three months ended April 3, 2011 from the comparable period of 2010. Acquisitions contributed $29.5 million to the increase in revenues. Higher selling prices, primarily attributable to increases in copper prices, contributed $18.9 million to the increase in revenues. Higher unit sales volume resulted in an increase in revenues of $8.5 million. The increase in revenues was also due to favorable currency translation of $2.2 million, resulting primarily from the Canadian dollar strengthening against the U.S. dollar. The increases in revenues were partially offset by changes in affiliate sales, which resulted in a $0.7 million decrease in revenues.
Operating income increased in the three months ended April 3, 2011 from the comparable period of 2010 primarily due to the increase in revenues discussed above. Operating income also increased due to a reduction in severance and other restructuring costs. In the three months ended April 4, 2010, the segment recognized $4.3 million of severance and other restructuring costs. The segment did not recognize any significant severance or other restructuring costs in the three months ended April 3, 2011.
EMEA Segment

	Three Months Ended		%
	April 3, 2011	April 4, 2010	Change
	(in thousands, except percentages)
Total revenues	$126,356	$105,293	20.0%
Operating income	17,098	11,061	54.6%
as a percent of total revenues	13.5%	10.5%

EMEA total revenues, which include affiliate revenues, increased in the three months ended April 3, 2011 from the comparable period of 2010 due to an $11.6 million increase from higher unit sales volume. Higher affiliate sales also contributed $7.9 million to the increase in revenues. Higher selling prices, primarily attributable to increases in copper prices, contributed $2.7 million to the increase in revenues. These increases were partially offset by decreases in revenues of $1.1 million due to the impact of unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro.
Operating income increased in the three months ended April 3, 2011 due to the increase in revenues, as discussed above, as well as a $1.2 million increase in income from an equity method investment. In addition, operating income was positively impacted by a decrease in restructuring costs. In the three months ended April 4, 2010, the segment recognized $1.0 million of costs related to various restructuring actions, such as equipment relocation and contract termination costs. The segment did not recognize any significant restructuring costs during the three months ended April 3, 2011.
Asia Pacific Segment

	Three Months Ended		%
	April 3, 2011	April 4, 2010	Change
	(in thousands, except percentages)
Total revenues	$81,041	$75,945	6.7%
Operating income	6,373	5,710	11.6%
as a percent of total revenues	7.9%	7.5%
Asia Pacific total revenues, which include affiliate revenues, increased in the three months ended April 3, 2011 from the comparable period of 2010 primarily due to a $5.7 million increase from higher selling prices, which resulted primarily from an increase in copper prices. Favorable currency translation, primarily from the Chinese renminbi strengthening against the U.S. dollar, resulted in $1.4 million of the increase in revenues. Higher affiliate sales contributed $0.1 million to the increase in revenues. These increases were partially offset by decreases in revenues of $2.1 million due to lower unit sales volume. The lower unit sales volume was due in part to competitive market pressures, as well as product portfolio actions taken to improve the profitability of our product mix in the Asia Pacific segment. Operating income increased in the three months ended April 3, 2011 due to the increase in revenues as discussed above.
Discontinued Operations
On December 16, 2010, we completed the sale of Trapeze. The Trapeze operations comprised the entirety of the Wireless segment. For the three months ended April 4, 2010, we recognized a loss of $3.2 million ($2.5 million net of tax) related to the Trapeze operations, which is included in discontinued operations.
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. In each of the three months ended April 3, 2011, and April 4, 2010 we recognized $0.2 million of interest expense ($0.1 million net of tax) related to the uncertain tax positions, which is included in discontinued operations.

Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash from operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. In the first quarter of each year, cash from operating activities reflects the payments of annual rebates to our channel partners and incentive compensation to our associates. For the full year, we expect our operating activities to generate cash and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, quarterly dividend payments, and our short-term operating strategies. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Net cash provided by (used for):
Operating activities	$(15,627)	$(13,207)
Investing activities	(28,854)	(5,015)
Financing activities	3,228	(48,364)
Effects of currency exchange rate changes on cash and cash equivalents	5,685	(3,410)

Decrease in cash and cash equivalents	(35,568)	(69,996)
Cash and cash equivalents, beginning of period	358,653	308,879

Cash and cash equivalents, end of period	$323,085	$238,883

Net cash used for operating activities, a key source of our liquidity, increased by $2.4 million in the three months ended April 3, 2011 from the comparable period of 2010. The most significant factor impacting the increased use of cash was the change in operating assets and liabilities. For the three months ended April 3, 2011, changes in operating assets and liabilities were a use of cash of $50.3 million, as compared to a use of cash of $35.4 million in the comparable period of 2010. An increase in inventory represented the largest unfavorable change in operating assets and liabilities compared to the prior year. Inventories were a use of cash of $24.6 million during the three months ended April 3, 2011, compared to a use of cash of $12.5 million in the comparable period of 2010. Inventory turns decreased from 7.0 turns as of April 4, 2010 to 6.4 turns as of April 3, 2011. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter. The decrease in inventory turns was due in part to the impact of our acquisitions in the fiscal fourth quarter of 2010 and the fiscal first quarter of 2011. The impact of the unfavorable change in operating assets and liabilities was partially offset by the increase in net income from the prior year.
Net cash used for investing activities totaled $28.9 million in the three months ended April 3, 2011 compared to $5.0 million in the comparable period of 2010. Investing activities in the three months ended April 3, 2011 included payments for our acquisitions, net of cash acquired, of $23.2 million, capital expenditures of $6.8 million, and the receipt of $1.1 million of proceeds from the sale of real estate in the Americas segment. Investing activities in the three months ended April 4, 2010 included capital expenditures of $7.0 million and the receipt of $1.8 million of proceeds from the sale of real estate in the EMEA segment.

Net cash provided by financing activities in the three months ended April 3, 2011 totaled $3.2 million compared to cash used for financing activities of $48.4 million in the comparable period of 2010. This change is primarily due to the repayment of $46.3 million of outstanding borrowings under our revolving credit facility during the three months ended April 4, 2010.
Our outstanding debt obligations as of April 3, 2011 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of April 3, 2011, there were no outstanding borrowings under our senior secured credit facility, we were in compliance with all of the covenants of the facility, and we had $219.3 million in available borrowing capacity. Additional discussion regarding our various borrowing arrangements is included in Notes 7 and 11 to the Consolidated Financial Statements.
Forward-Looking Statements
Statements in this report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward-looking statements are based on forecasts and projections about the markets and industries which we serve and about general economic conditions. They reflect management’s beliefs and expectations. They are not guarantees of future performance and they involve risk and uncertainty. Our actual results may differ materially from these expectations. There can be no assurance that the recent improvement in the global economy will continue. Turbulence in financial markets may increase our borrowing costs. Additional factors that may cause actual results to differ from our expectations include: our reliance on key distributors in marketing products; our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); changes in the level of economic activity in our major geographic markets; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the competitiveness of the global cable, connectivity, and networking industries; variability in our quarterly and annual effective tax rates; changes in accounting rules and interpretations of those rules which may affect our reported earnings; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; demand for our products; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, and other materials; energy costs; our ability to achieve acquisition performance expectations and to integrate acquired businesses successfully; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; security risks and the potential for business interruption from operating in volatile countries; disruptions or failures of our (or our suppliers or customers) systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event that could cause delays in completing sales, providing services, or performing other mission-critical functions; and other factors.
For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 7A of our 2010 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2010.
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

PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 84 of which are pending as of April 24, 2011, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through April 24, 2011, we have been dismissed, or reached agreement to be dismissed, in more than 400 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2010 Annual Report on Form 10-K.
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

BELDEN INC.
Date: May 11, 2011	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: May 11, 2011	By:	/s/ Gray G. Benoist
Gray G. Benoist
Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer