Form 10-Q
period 2011-07-03
BELDEN INC.
filed 2011-08-10
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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
As of August 8, 2011, the Registrant had 47,439,040 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures about Market Risks
Item 4: Controls and Procedures
PART II OTHER INFORMATION
Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 6: Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONSOLIDATED BALANCE SHEETS

	July 3, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$329,312	$358,653
Receivables, net	363,373	298,266
Inventories, net	201,930	175,659
Deferred income taxes	9,097	9,473
Other current assets	18,575	18,804

Total current assets	922,287	860,855
Property, plant and equipment, less accumulated depreciation	291,793	278,866
Goodwill	353,849	322,556
Intangible assets, less accumulated amortization	161,257	143,820
Deferred income taxes	22,567	27,565
Other long-lived assets	72,473	62,822

	$1,824,226	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,138	$212,084
Accrued liabilities	144,814	145,840

Total current liabilities	383,952	357,924
Long-term debt	550,984	551,155
Postretirement benefits	119,485	112,426
Other long-term liabilities	39,338	36,464
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	596,684	595,519
Retained earnings	223,382	171,568
Accumulated other comprehensive income (loss)	21,439	(8,919)
Treasury stock	(111,541)	(120,156)

Total stockholders’ equity	730,467	638,515

	$1,824,226	$1,696,484

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except per share data)
Revenues	$536,251	$410,563	$997,879	$794,987
Cost of sales	(379,637)	(293,259)	(710,810)	(567,273)

Gross profit	156,614	117,304	287,069	227,714
Selling, general and administrative expenses	(84,380)	(68,407)	(159,316)	(137,142)
Research and development	(14,530)	(9,911)	(28,159)	(20,219)
Amortization of intangibles	(3,347)	(2,587)	(7,026)	(5,300)
Income from equity method investment	3,855	3,211	7,717	5,852

Operating income	58,212	39,610	100,285	70,905
Interest expense	(12,748)	(14,186)	(24,556)	(27,132)
Interest income	156	136	315	318
Other income	—	1,465	—	1,465

Income from continuing operations before taxes	45,620	27,025	76,044	45,556
Income tax expense	(10,739)	(5,440)	(19,145)	(9,641)

Income from continuing operations	34,881	21,585	56,899	35,915
Loss from discontinued operations, net of tax	(156)	(1,913)	(284)	(4,496)

Net income	$34,725	$19,672	$56,615	$31,419

Weighted average number of common shares and equivalents:
Basic	47,401	46,779	47,304	46,737
Diluted	48,414	47,788	48,372	47,647

Basic income (loss) per share:
Continuing operations	$0.73	$0.46	$1.20	$0.77
Discontinued operations	—	(0.04)	(0.01)	(0.10)

Net income	$0.73	$0.42	$1.19	$0.67

Diluted income (loss) per share:
Continuing operations	$0.72	$0.45	$1.18	$0.75
Discontinued operations	—	(0.04)	(0.01)	(0.09)

Net income	$0.72	$0.41	$1.17	$0.66

Dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$56,615	$31,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,111	28,676
Share-based compensation	5,716	6,588
Pension funding less than (greater than) pension expense	1,820	(2,700)
Provision for inventory obsolescence	1,160	1,752
Non-cash loss on derivatives and hedging instruments	—	2,749
Tax deficiency (benefit) related to share-based compensation	(1,796)	210
Income from equity method investment	(7,717)	(5,852)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(50,623)	(61,382)
Inventories	(18,616)	(11,326)
Accounts payable	19,282	27,182
Accrued liabilities	(14,535)	(10,708)
Accrued taxes	13,040	(5,267)
Other assets	1,310	11,638
Other liabilities	383	(7,466)

Net cash provided by operating activities	31,150	5,513
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(52,418)	—
Capital expenditures	(14,883)	(12,705)
Proceeds from disposal of tangible assets	1,222	2,332
Cash provided by other investing activities	—	163

Net cash used for investing activities	(66,079)	(10,210)
Cash flows from financing activities:
Payments under borrowing arrangements	—	(46,268)
Cash dividends paid	(4,718)	(4,712)
Debt issuance costs	(3,296)	—
Tax benefit (deficiency) related to share-based compensation	1,796	(210)
Proceeds from exercise of stock options	4,554	634

Net cash used for financing activities	(1,664)	(50,556)
Effect of foreign currency exchange rate changes on cash and cash equivalents	7,252	(8,011)

Decrease in cash and cash equivalents	(29,341)	(63,264)
Cash and cash equivalents, beginning of period	358,653	308,879

Cash and cash equivalents, end of period	$329,312	$245,615

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
SIX MONTHS ENDED JULY 3, 2011
(Unaudited)

							Accumulated O ther
							Comprehensive Income (Loss)
			Additional				Translation	Pension and
	Common Stock		Paid-In	Retained	Treasury Stock		Component	Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
	(In thousands )
Balance at December 31, 2010	50,335	$503	$595,519	$171,568	(3,290)	$(120,156)	$32,095	$(41,014)	$638,515
Net income	—	—	—	56,615	—	—	—	—	56,615
Foreign currency translation	—	—	—	—	—	—	30,358	—	30,358
Comprehensive									86,973
income
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,816)	—	251	5,809	—	—	3,993
Conversion of restricted stock units into commom stock, net of tax withholding forfeitures	—	—	(4,531)	—	143	2,806	—	—	(1,725)
Share-based compensation	—	—	7,512	—	—	—	—	—	7,512
Dividends ($0.10 per share)	—	—	—	(4,801)	—	—	—	—	(4,801)

Balance at July 3, 2011	50,335	$503	$596,684	$223,382	(2,896)	$(111,541)	$62,453	$(41,014)	$730,467

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
The six months ended July 3, 2011 and July 4, 2010 included 184 and 185 calendar days, respectively.
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
As of and for the three and six months ended July 3, 2011 and July 4, 2010, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 inputs to determine the fair value of derivatives and hedging instruments (see Note 8).
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of July 3, 2011 was $74.7 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).
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
As of July 3, 2011, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $10.7 million, $7.1 million, and $1.7 million, respectively.
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

Discontinued Operations
On December 16, 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze). The Trapeze operations comprised the entirety of the former Wireless segment. For the three and six months ended July 4, 2010, we recognized a loss of $2.6 million ($1.7 million net of tax) and $5.8 million ($4.2 million net of tax), respectively, related to the Trapeze operations, which is included in discontinued operations.
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. For the three and six months ended July 3, 2011, we recognized $0.3 million and $0.5 million of interest expense, respectively ($0.2 million and $0.3 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations. For the three and six months ended July 4, 2010, we recognized $0.3 million and $0.5 million of interest expense, respectively ($0.2 million and $0.3 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations.
Other Income
For the six months ended July 4, 2010, we recorded $1.5 million of other income related to an escrow settlement. The escrow settlement related to indemnification for certain tax matters arising from a previous acquisition.
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 12.
Note 2: Acquisitions
We acquired ICM Corp. (ICM) for cash of $21.9 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer located in Denver, Colorado. ICM’s strong brands and technology enhance our portfolio of broadcast products. The results of ICM have been included in our Consolidated Financial Statements from January 7, 2011, and are reported within the Americas segment. The ICM acquisition was not material to our financial position or results of operations reported as of and for the three and six months ended July 3, 2011.
We acquired Poliron Cabos Electricos Especiais Ltda (Poliron) for cash of $29.2 million on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil. The acquisition of Poliron expands our presence in emerging markets. The results of Poliron have been included in our Consolidated Financial Statements from April 1, 2011, and are reported within the Americas segment. The Poliron acquisition was not material to our financial position or results of operations reported as of and for the three and six months ended July 3, 2011.
Note 3: Operating Segments
We have organized the enterprise around geographic areas. We conduct our operations through three reported operating segments—Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific.
Beginning on January 1, 2011, we allocate corporate expenses to the segments for purposes of measuring segment operating income. Corporate expenses are allocated on the basis of each segment’s relative operating income prior to the allocation. The prior period presentation has been modified accordingly.

	Americas	EMEA	Asia Pacific	Total Segments
		(In thousands)
For the three months ended July 3, 2011
External customer revenues	325,732	115,498	95,021	536,251
Affiliate revenues	11,475	27,482	398	39,355
Operating income	40,379	23,469	9,228	73,076

For the three months ended July 4, 2010
External customer revenues	236,923	92,193	81,447	410,563
Affiliate revenues	12,133	17,880	62	30,075
Operating income	27,053	15,241	7,833	50,127

For the six months ended July 3, 2011
External customer revenues	602,730	219,188	175,961	997,879
Affiliate revenues	23,543	50,148	499	74,190
Operating income	71,951	40,567	15,601	128,119

For the six months ended July 4, 2010
External customer revenues	454,852	182,743	157,392	794,987
Affiliate revenues	24,870	32,623	62	57,555
Operating income	50,841	26,302	13,543	90,686
The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Segment operating income	$73,076	$50,127	$128,119	$90,686
Eliminations	(14,864)	(10,517)	(27,834)	(19,781)

Total operating income	58,212	39,610	100,285	70,905
Interest expense	(12,748)	(14,186)	(24,556)	(27,132)
Interest income	156	136	315	318
Other income	—	1,465	—	1,465

Income from continuing operations before taxes	$45,620	$27,025	$76,044	$45,556

Revenues by major product group were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Cable products	$378,497	$312,446	$697,625	$603,757
Networking products	81,534	53,962	152,789	103,220
Connectivity products	76,220	44,155	147,465	88,010

Total revenues	$536,251	$410,563	$997,879	$794,987

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
Note 4: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Numerator:
Income from continuing operations	$34,881	$21,585	$56,899	$35,915
Loss from discontinued operations, net of tax	(156)	(1,913)	(284)	(4,496)

Net income	$34,725	$19,672	$56,615	$31,419

Denominator:
Weighted average shares outstanding, basic	47,401	46,779	47,304	46,737
Effect of dilutive common stock equivalents	1,013	1,009	1,068	910

Weighted average shares outstanding, diluted	48,414	47,788	48,372	47,647

For the three and six months ended July 3, 2011, diluted weighted average shares outstanding do not include outstanding equity awards of 0.7 million and 0.6 million, respectively, because to do so would have been anti-dilutive. For the three and six months ended July 4, 2010, diluted weighted average shares outstanding do not include outstanding equity awards of 1.6 million and 1.4 million, respectively, because to do so would have been anti-dilutive.
Note 5: Inventories
The major classes of inventories were as follows:

	July 3, 2011	December 31, 2010
	(In thousands)
Raw materials	$80,898	$64,146
Work-in-process	48,978	42,193
Finished goods	91,523	87,982
Perishable tooling and supplies	3,170	3,615

Gross inventories	224,569	197,936
Obsolescence and other reserves	(22,639)	(22,277)

Net inventories	$201,930	$175,659

Note 6: Long-Lived Assets
Disposals
During the six months ended July 3, 2011, we sold certain real estate of the Americas segment for $1.1 million. There was no gain or loss recognized on the sale.
During the six months ended July 4, 2010, we sold certain real estate of the EMEA segment for $1.8 million. There was no gain or loss recognized on the sale.
Depreciation and Amortization Expense
We recognized depreciation expense in income from continuing operations of $8.9 million and $18.1 million in the three and six months ended July 3, 2011, respectively. We recognized depreciation expense in income from continuing operations of $9.9 million and $20.1 million in the three and six months ended July 4, 2010, respectively.
We recognized amortization expense related to our intangible assets in income from continuing operations of $3.3 million and $7.0 million in the three and six months ended July 3, 2011, respectively. We recognized amortization expense related to our intangible assets in income from continuing operations of $2.6 million and $5.3 million in the three and six months ended July 4, 2010, respectively.
Note 7: Long-Term Debt and Other Borrowing Arrangements
Senior Secured Credit Facility
On April 25, 2011, we entered into a new senior secured credit facility. The borrowing capacity under the new facility is $400.0 million, and it matures on April 25, 2016. Under the new facility, we are permitted to borrow and re-pay funds in various currencies. Interest on outstanding borrowings is variable, based on either the three month LIBOR rate or the prime rate. The new facility is secured by certain of our assets in the United States as well as the capital stock of certain of our subsidiaries. We paid $3.3 million of fees associated with the new facility, which will be amortized over the life of the new facility using the effective interest method.
The new facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of July 3, 2011, we were in compliance with all of the covenants of the new facility.
The new facility replaces our $230.0 million senior secured credit facility that was scheduled to mature in January 2013. There were no outstanding borrowings under the prior facility at the time of its termination.
As of July 3, 2011, there were no outstanding borrowings under the new facility, and we had $380.4 million in available borrowing capacity.
Senior Subordinated Notes
We have outstanding $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on June 15 and December 15. As of July 3, 2011, the carrying value of the notes was $201.0 million.
We also have outstanding $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Interest is payable semiannually on March 15 and September 15. As of July 3, 2011, the carrying value of the notes was $350.0 million.
Fair Value of Long-Term Debt
The fair value of our debt instruments at July 3, 2011 was approximately $581.3 million based on sales prices of the debt instruments from recent trading activity. This amount represents the fair value of our senior subordinated notes with a face value of $550.0 million.
Note 8: Derivatives and Hedging Activities
There were no derivatives or hedging instruments in place as of or for the three and six months ended July 3, 2011. For each of the three and six months ended July 4, 2010, we recorded a net loss of $2.7 million on our derivative and hedging instruments, which was classified within interest expense.
Note 9: Income Taxes
Income tax expense was $10.7 million and $19.1 million for the three and six months ended July 3, 2011, respectively. The effective rate reflected in the provision for income taxes on income from continuing operations before taxes is 23.5% and 25.2% for the three and six months ended July 3, 2011, respectively. The most significant factor in the difference between the effective rate and the amount determined by applying the applicable statutory United States tax rate of 35% is the tax rate differential associated with our foreign earnings. In addition, income tax expense for the three and six months ended July 3, 2011 reflects a $2.4 million benefit, due to the final settlement of a foreign tax audit.

Note 10: Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Three Months Ended
Service cost	$1,364	$1,304	$41	$25
Interest cost	2,867	3,031	672	632
Expected return on plan assets	(2,901)	(2,974)	—	—
Amortization of prior service cost	(36)	4	(59)	(54)
Net loss recognition	1,545	574	111	58

Net periodic benefit cost	$2,839	$1,939	$765	$661

Six Months Ended
Service cost	$2,713	$3,164	$81	$50
Interest cost	5,678	7,257	1,353	1,258
Expected return on plan assets	(5,761)	(7,298)	—	—
Amortization of prior service cost	(72)	20	(119)	(107)
Net loss recognition	3,088	1,518	230	116

Net periodic benefit cost	$5,646	$4,661	$1,545	$1,317

Note 11: Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Net income	$34,725	$19,672	$56,615	$31,419
Foreign currency translation gain (loss)	7,601	(29,156)	30,358	(51,262)

Total comprehensive income (loss)	$42,326	$(9,484)	$86,973	$(19,843)

Note 12: Subsequent Events
In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market purchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. In August 2011, we entered into a prepaid variable share repurchase agreement to repurchase $25.0 million of our common stock. The $25.0 million payment under the repurchase agreement will be funded with available cash. No shares have been repurchased under this program as of August 10, 2011.
Note 13: Supplemental Guarantor Information
As of July 3, 2011, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount of senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured credit facility. Belden Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. In addition, effective April 25, 2011, in connection with the refinancing of our senior secured credit facility, the guarantor subsidiaries of the notes have been revised. The financial position, results of operations, and cash flows of the guarantor subsidiaries are not material and are combined with the Issuer in the following consolidating financial information. The following consolidating financial information presents information about the Issuer and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.
Supplemental Condensed Consolidating Balance Sheets

	July 3, 2011
		Non-
		Guarantor
	Issuer	Subsidiaries	Eliminations	Total
		(Unaudited)
		(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$100,925	$228,387	$—	$329,312
Receivables, net	129,875	233,498	—	363,373
Inventories, net	105,738	96,192	—	201,930
Deferred income taxes	4,634	4,463	—	9,097
Other current assets	7,132	11,443	—	18,575

Total current assets	348,304	573,983	—	922,287

Property, plant and equipment, less accumulated depreciation	120,296	171,497	—	291,793
Goodwill	220,842	133,007	—	353,849
Intangible assets, less accumulated amortization	67,402	93,855	—	161,257
Deferred income taxes	9,804	12,763	—	22,567
Other long-lived assets	12,042	60,431	—	72,473
Investment in subsidiaries	1,280,746	—	(1,280,746)	—

	$2,059,436	$1,045,536	$(1,280,746)	$1,824,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$95,638	$143,500	$—	$239,138
Accrued liabilities	59,060	85,754	—	144,814

Total current liabilities	154,698	229,254	—	383,952

Long-term debt	550,984	—	—	550,984
Postretirement benefits	32,355	87,130	—	119,485
Other long-term liabilities	21,420	17,918	—	39,338
Intercompany accounts	(36,044)	36,044	—	—
Total stockholders’ equity	1,336,023	675,190	(1,280,746)	730,467

	$2,059,436	$1,045,536	$(1,280,746)	$1,824,226

	December 31, 2010
		Non-
		Guarantor
	Issuer	Subsidiaries	Eliminations	Total
		(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$173,699	$184,954	$—	$358,653
Receivables, net	117,303	180,963	—	298,266
Inventories, net	109,127	66,532	—	175,659
Deferred income taxes	5,590	3,883	—	9,473
Other current assets	10,199	8,605	—	18,804

Total current assets	415,918	444,937	—	860,855

Property, plant and equipment, less accumulated depreciation	120,857	158,009	—	278,866
Goodwill	258,094	64,462	—	322,556
Intangible assets, less accumulated amortization	93,695	50,125	—	143,820
Deferred income taxes	9,342	18,223	—	27,565
Other long-lived assets	12,771	50,051	—	62,822
Investment in subsidiaries	1,227,959	—	(1,227,959)	—

	$2,138,636	$785,807	$(1,227,959)	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$92,996	$119,088	$—	$212,084
Accrued liabilities	78,013	67,827	—	145,840

Total current liabilities	171,009	186,915	—	357,924

Long-term debt	551,155	—	—	551,155
Postretirement benefits	27,949	84,477	—	112,426
Other long-term liabilities	30,047	6,417	—	36,464
Intercompany accounts	(249,051)	249,051	—	—
Total stockholders’ equity	1,607,527	258,947	(1,227,959)	638,515

	$2,138,636	$785,807	$(1,227,959)	$1,696,484

Supplemental Condensed Consolidating Statements of Operations (Unaudited)

	Three Months Ended July 3, 2011
		Non-
		Guarantor
	Issuer	Subsidiaries	Eliminations	Total
		(In thousands)
Revenues	$281,225	$302,918	$(47,892)	$536,251
Cost of sales	(212,163)	(215,366)	47,892	(379,637)

Gross profit	69,062	87,552	—	156,614
Selling, general and administrative expenses	(44,251)	(40,129)	—	(84,380)
Research and development	(2,840)	(11,690)	—	(14,530)
Amortization of intangibles	(820)	(2,527)	—	(3,347)
Income from equity method investment	—	3,855	—	3,855

Operating income	21,151	37,061	—	58,212
Interest expense	(12,162)	(586)	—	(12,748)
Interest income	29	127	—	156
Intercompany income (expense)	(13,004)	13,004	—	—
Income (loss) from equity investment in subsidiaries	39,679	—	(39,679)	—

Income (loss) from continuing operations before taxes	35,693	49,606	(39,679)	45,620
Income tax expense	(812)	(9,927)	—	(10,739)

Income (loss) from continuing operations	34,881	39,679	(39,679)	34,881
Loss from discontinued operations, net of tax	(156)	—	—	(156)

Net income (loss)	$34,725	$39,679	$(39,679)	$34,725

	Three Months Ended July 4, 2010
		Non-
		Guarantor
	Issuer	Subsidiaries	Eliminations	Total
		(In thousands)
Revenues	$204,261	$243,812	$(37,510)	$410,563
Cost of sales	(146,720)	(184,049)	37,510	(293,259)

Gross profit	57,541	59,763	—	117,304
Selling, general and administrative expenses	(38,111)	(30,296)	—	(68,407)
Research and development	(2,603)	(7,308)	—	(9,911)
Amortization of intangibles	(727)	(1,860)	—	(2,587)
Income from equity method investment	—	3,211	—	3,211

Operating income	16,100	23,510	—	39,610
Interest expense	(14,443)	257	—	(14,186)
Interest income	30	106	—	136
Other income	—	1,465	—	1,465
Intercompany income (expense)	(1,009)	1,009	—	—
Income (loss) from equity investment in subsidiaries	20,834	—	(20,834)	—

Income (loss) from continuing operations before taxes	21,512	26,347	(20,834)	27,025
Income tax benefit (expense)	73	(5,513)	—	(5,440)

Income (loss) from continuing operations	21,585	20,834	(20,834)	21,585
Loss from discontinued operations, net of tax	(1,913)	—	—	(1,913)

Net income (loss)	$19,672	$20,834	$(20,834)	$19,672

	Six Months Ended July 3, 2011
		Non-
		Guarantor
	Issuer	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$521,349	$571,565	$(95,035)	$997,879
Cost of sales	(388,902)	(416,943)	95,035	(710,810)

Gross profit	132,447	154,622	—	287,069
Selling, general and administrative expenses	(83,818)	(75,498)	—	(159,316)
Research and development	(5,650)	(22,509)	—	(28,159)
Amortization of intangibles	(1,640)	(5,386)	—	(7,026)
Income from equity method investment	—	7,717	—	7,717

Operating income	41,339	58,946	—	100,285
Interest expense	(23,944)	(612)	—	(24,556)
Interest income	72	243	—	315
Intercompany income (expense)	(14,686)	14,686	—	—
Income (loss) from equity investment in subsidiaries	55,653	—	(55,653)	—

Income (loss) from continuing operations before taxes	58,434	73,263	(55,653)	76,044
Income tax expense	(1,535)	(17,610)	—	(19,145)

Income (loss) from continuing operations	56,899	55,653	(55,653)	56,899
Loss from discontinued operations, net of tax	(284)	—	—	(284)

Net income (loss)	$56,615	$55,653	$(55,653)	$56,615

	Six Months Ended July 4, 2010
		Non-
		Guarantor
	Issuer	Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$396,702	$473,498	$(75,213)	$794,987
Cost of sales	(284,086)	(358,400)	75,213	(567,273)

Gross profit	112,616	115,098	—	227,714
Selling, general and administrative expenses	(74,935)	(62,207)	—	(137,142)
Research and development	(5,286)	(14,933)	—	(20,219)
Amortization of intangibles	(1,465)	(3,835)	—	(5,300)
Income from equity method investment	—	5,852	—	5,852

Operating income	30,930	39,975	—	70,905
Interest expense	(27,225)	93	—	(27,132)
Interest income	79	239	—	318
Other income	—	1,465	—	1,465
Intercompany income (expense)	(306)	306	—	—
Income (loss) from equity investment in subsidiaries	32,279	—	(32,279)	—

Income (loss) from continuing operations before taxes	35,757	42,078	(32,279)	45,556
Income tax benefit (expense)	158	(9,799)	—	(9,641)

Income (loss) from continuing operations	35,915	32,279	(32,279)	35,915
Loss from discontinued operations, net of tax	(4,496)	—	—	(4,496)

Net income (loss)	$31,419	$32,279	$(32,279)	$31,419

Supplemental Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended July 3, 2011
		Non-
		Guarantor
	Issuer	Subsidiaries	Total
		(In thousands)
Net cash provided by (used for) operating activities	$(14,436)	$45,586	$31,150
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(52,418)	—	(52,418)
Capital expenditures	(9,615)	(5,268)	(14,883)
Proceeds from disposal of tangible assets	1,201	21	1,222

Net cash used for investing activities	(60,832)	(5,247)	(66,079)
Cash flows from financing activities:
Cash dividends paid	(4,718)	—	(4,718)
Debt issuance costs	(3,296)	—	(3,296)
Tax benefit related to share-based compensation	1,796	—	1,796
Proceeds from exercises of stock options	4,554	—	4,554
Intercompany capital contributions	4,158	(4,158)	—

Net cash provided by (used for) financing activities	2,494	(4,158)	(1,664)
Effect of currency exchange rate changes on cash and cash equivalents	—	7,252	7,252

Increase (decrease) in cash and cash equivalents	(72,774)	43,433	(29,341)
Cash and cash equivalents, beginning of period	173,699	184,954	358,653

Cash and cash equivalents, end of period	$100,925	$228,387	$329,312

	Six Months Ended July 4, 2010
		Non-
		Guarantor
	Issuer	Subsidiaries	Total
		(In thousands)
Net cash provided by (used for) operating activities	$93,832	$(88,319)	$5,513
Cash flows from investing activities:
Capital expenditures	(7,658)	(5,047)	(12,705)
Proceeds from disposal of tangible assets	2,314	18	2,332
Cash provided by other investing activities	163	—	163

Net cash used for investing activities	(5,181)	(5,029)	(10,210)
Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—	(46,268)
Cash dividends paid	(4,712)	—	(4,712)
Tax deficiency related to share-based compensation	(210)	—	(210)
Proceeds from exercises of stock options	634	—	634

Net cash used for financing activities	(50,556)	—	(50,556)
Effect of currency exchange rate changes on cash and cash equivalents	—	(8,011)	(8,011)

Increase (decrease) in cash and cash equivalents	38,095	(101,359)	(63,264)
Cash and cash equivalents, beginning of period	58,855	250,024	308,879

Cash and cash equivalents, end of period	$96,950	$148,665	$245,615

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
Acquisitions
We completed two acquisitions during the six months ended July 3, 2011. We acquired ICM Corp. (ICM) for cash of $21.9 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer located in Denver, Colorado. ICM’s strong brands and technology enhance our portfolio of broadcast products. We acquired Poliron Cabos Electricos Especiais Ltda (Poliron) for cash of $29.2 million on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil, and the acquisition of Poliron expands our presence in emerging markets. The results of both ICM and Poliron have been included in our Consolidated Financial Statements from the respective acquisition dates and are reported within the Americas segment.
Commodity prices
Our operating results can be affected by changes in prices of commodities, primarily copper, silver, and compounds, which are components in some of the products we sell. Generally, as the costs of inventory purchases increase due to higher commodity prices, we raise selling prices to customers to cover the increase in costs, resulting in higher sales revenue but a lower gross profit percentage. Conversely, a decrease in commodity prices would result in lower sales revenue but a higher gross profit percentage. Selling prices of our products are affected by many factors, including end market demand, capacity utilization, overall economic conditions, and commodity prices. Importantly, however, there is no exact measure of the effect of changing commodity prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effects of copper prices or other commodity prices are estimates.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Critical Accounting Policies
During the six months ended July 3, 2011:
•	We did not change any of our existing critical accounting policies from those listed in our 2010 Annual Report on Form 10-K;

•	No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Continuing Operations

	Three Months Ended		%	Six Months Ended		%
	July 3, 2011	July 4, 2010	Change	July 3, 2011	July 4, 2010	Change
	(In thousands, except percentages)
Revenues	$536,251	$410,563	30.6%	$997,879	$794,987	25.5%
Gross profit	156,614	117,304	33.5%	287,069	227,714	26.1%
Selling, general and administrative expenses	84,380	68,407	23.3%	159,316	137,142	16.2%
Research and development	14,530	9,911	46.6%	28,159	20,219	39.3%
Operating income	58,212	39,610	47.0%	100,285	70,905	41.4%
Income from continuing operations before taxes	45,620	27,025	68.8%	76,044	45,556	66.9%
Income from continuing operations	34,881	21,585	61.6%	56,899	35,915	58.4%
Revenues increased in the three and six months ended July 3, 2011 from the comparable periods of 2010 for the following reasons:
•	An increase in sales prices, partially due to increased copper prices, resulted in a revenue increase of $37.4 million and $64.7 million, respectively.

•	Acquisitions contributed $36.4 million and $65.9 million, respectively, to the increase in revenues.

•	An increase in unit sales volume, primarily due to market growth and increased share in many of our end markets, resulted in a revenue increase of $32.9 million and $50.8 million, respectively.

•	Favorable currency translation resulted in a revenue increase of $19.0 million and $21.5 million, respectively. While the favorable currency translation was primarily due to the euro strengthening against the U.S. dollar, there was also favorable currency translation due to the Canadian dollar and Chinese renminbi strengthening against the U.S. dollar.
Gross profit increased in the three and six months ended July 3, 2011 from the comparable periods of 2010 due to the increases in revenues as discussed above and decreases in severance and other restructuring costs. In the three and six months ended July 4, 2010, cost of sales included $4.8 million and $9.8 million, respectively, of severance and other restructuring costs, such as equipment relocation and contract termination costs. Cost of sales did not include significant severance and other restructuring costs in the three and six months ended July 3, 2011. The decreases were due to the completion of our previously announced global restructuring actions.
Selling, general and administrative expenses increased in the three and six months ended July 3, 2011 from the comparable periods of 2010. The increases are primarily due to investments in our strategic initiatives, including our Market Delivery System, Lean Enterprise, and Talent Management. The increases in costs are also due in part to our recent acquisitions. The year-over-year percentage increases in selling, general and administrative expenses were less than the percentage increases in revenues due to the benefits of our completed restructuring actions and the successful execution of our Lean Enterprise strategies.

The increases in research and development costs in the three and six months ended July 3, 2011 from the comparable periods of 2010 are primarily due to our recent acquisitions. The increases in costs are also due in part to increases in new product development costs, primarily for networking products.
Operating income increased in the three and six months ended July 3, 2011 from the comparable periods of 2010 due to the increases in revenues and gross profit and the decreases in severance and other restructuring costs as discussed above. In addition, operating income increased due to the benefits of our completed restructuring actions, the successful execution of our regional manufacturing and Lean enterprise strategies, our recent acquisitions, and the increases in income from our equity method investment.
Income from continuing operations before taxes increased in the three and six months ended July 3, 2011 due to the increases in operating income discussed above and decreases in interest expense. Interest expense in the three and six months ended July 4, 2010 included a $2.7 million loss on derivative and hedging activity. There were no losses on derivative and hedging activities in the three and six months ended July 3, 2011. These increases in income were partially offset by decreases in other income. In the three and six months ended July 4, 2010, we recognized $1.5 million of other income due to an escrow settlement related to a prior acquisition. There was no other income recorded for the three and six months ended July 3, 2011.
We recognized income tax expense of $10.7 million and $19.1 million, respectively, for the three and six months ended July 3, 2011. Our effective tax rate for the six months ended July 3, 2011 was 25.2% compared to 21.2% in the six months ended July 4, 2010. This change is primarily attributable to the jurisdictional mix of income from continuing operations before taxes. In addition, income tax expense for the three and six months ended July 3, 2011 reflects a $2.4 million benefit due to the final settlement of a foreign tax audit. Income tax expense for the six months ended July 4, 2010 included a $1.6 million benefit for various discrete items.
Americas Segment

	Three Months Ended		%	Six Months Ended		%
	July 3, 2011	July 4, 2010	Change	July 3, 2011	July 4, 2010	Change
	(In thousands, except percentages)
Total revenues	$337,207	$249,056	35.4%	$626,273	$479,722	30.5%
Operating income	40,379	27,053	49.3%	71,951	50,841	41.5%
as a percent of total revenues	12.0%	10.9%		11.5%	10.6%
Americas total revenues, which include affiliate revenues, increased in the three and six months ended July 3, 2011 from the comparable periods of 2010. Acquisitions contributed $36.4 million and $65.9 million, respectively, to the increase in revenues. Higher unit sales volume resulted in an increase in revenues of $27.0 million and $35.5 million, respectively. Higher selling prices, primarily attributable to increases in copper prices, contributed $22.0 million and $40.9 million, respectively, to the increase in revenues. The increase in revenues was also due to favorable currency translation of $3.4 million and $5.6 million, respectively, resulting primarily from the Canadian dollar strengthening against the U.S. dollar. The increases in revenues were partially offset by changes in affiliate sales, which resulted in decreases in revenues of $0.6 million and $1.3 million, respectively.

Operating income increased in the three and six months ended July 3, 2011 from the comparable period of 2010 primarily due to the increases in revenues discussed above. Operating income also increased due to reductions in severance and other restructuring costs. In the three and six months ended July 4, 2010, the segment recognized $4.3 million and $8.7 million, respectively, of severance and other restructuring costs. The segment did not recognize significant severance or other restructuring costs in the three and six months ended July 3, 2011.
EMEA Segment

	Three Months Ended		%	Six Months Ended		%
	July 3, 2011	July 4, 2010	Change	July 3, 2011	July 4, 2010	Change
	(In thousands, except percentages)
Total revenues	$142,980	$110,073	29.9%	$269,336	$215,366	25.1%
Operating income	23,469	15,241	54.0%	40,567	26,302	54.2%
as a percent of total revenues	16.4%	13.8%		15.1%	12.2%
EMEA total revenues, which include affiliate revenues, increased in the three and six months ended July 3, 2011 from the comparable periods of 2010 due to increases from higher unit sales volume of $6.3 million and $17.9 million, respectively. Higher affiliate sales also contributed $9.6 million and $17.5 million, respectively, to the increase in revenues. The increase in revenues was also due to favorable currency translation of $13.2 million and $12.1 million, respectively, resulting primarily from the euro strengthening against the U.S. dollar. Higher selling prices, primarily attributable to increases in copper prices, contributed $3.8 million and $6.5 million, respectively, to the increase in revenues.
Operating income increased in the three and six months ended July 3, 2011 due to the increases in revenues, as discussed above, as well as an increase in income from an equity method investment of $0.7 million and $1.9 million, respectively. Our equity method investment relates to our ownership interest of a joint venture in China. In addition, operating income was positively impacted by decreases in restructuring costs. In the three and six months ended July 4, 2010, the segment recognized $0.6 million and $1.5 million, respectively, of costs related to various restructuring actions, including contract termination costs. The segment did not recognize significant restructuring costs for the three and six months ended July 3, 2011.
Asia Pacific Segment

	Three Months Ended		%	Six Months Ended		%
	July 3, 2011	July 4, 2010	Change	July 3, 2011	July 4, 2010	Change
	(In thousands, except percentages)
Total revenues	$95,419	$81,509	17.1%	$176,460	$157,454	12.1%
Operating income	9,228	7,833	17.8%	15,601	13,543	15.2%
as a percent of total revenues	9.7%	9.6%		8.8%	8.6%
Asia Pacific total revenues, which include affiliate revenues, increased in the three and six months ended July 3, 2011 from the comparable periods of 2010 primarily due to higher selling prices, due in part to an increase in copper prices, of $11.6 million and $17.3 million, respectively. Favorable currency translation, primarily from the Chinese renminbi strengthening against the U.S. dollar, resulted in $2.3 million and $3.7 million of the increase in revenues, respectively. Higher affiliate sales contributed $0.3 million and $0.4 million, respectively, to the increase in revenues. These increases were partially offset by decreases in revenues due to lower unit sales volume of $0.3 million and $2.4 million, respectively. The lower unit sales volume was due in part to product portfolio actions taken to improve the profitability of our product mix in the Asia Pacific segment. Operating income increased in the three and six months ended July 3, 2011 due to the increases in revenues as discussed above.
Discontinued Operations
On December 16, 2010, we completed the sale of Trapeze. The Trapeze operations comprised the entirety of the former Wireless segment. For the three and six months ended July 4, 2010, we recognized a loss of $2.6 million ($1.7 million net of tax) and $5.8 million ($4.2 million net of tax), respectively, related to the Trapeze operations, which is included in discontinued operations.
During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. For the three and six months ended July 3, 2011, we recognized $0.3 million and $0.5 million of interest expense, respectively ($0.2 million and $0.3 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations. For the three and six months ended July 4, 2010, we recognized $0.3 million and $0.5 million of interest expense, respectively ($0.2 million and $0.3 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations.
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash from operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases and dividends, and (5) our available credit facilities and other borrowing arrangements. For the full year, we expect our operating activities to generate cash and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, quarterly dividend payments, and our short-term operating strategies. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements:

	Six Months Ended
	July 3, 2011	July 4, 2010
	(In thousands)
Net cash provided by (used for):
Operating activities	$31,150	$5,513
Investing activities	(66,079)	(10,210)
Financing activities	(1,664)	(50,556)
Effects of currency exchange rate changes on cash and cash equivalents	7,252	(8,011)

Decrease in cash and cash equivalents	(29,341)	(63,264)
Cash and cash equivalents, beginning of period	358,653	308,879

Cash and cash equivalents, end of period	$329,312	$245,615

Net cash provided by operating activities, a key source of our liquidity, increased by $25.6 million for the six months ended July 3, 2011 from the comparable period of 2010. The $25.2 million increase in net income is the most significant factor impacting the increase in net cash provided by operating activities.

In addition, net cash provided by operating activities increased for the six months ended July 3, 2011 from the six months ended July 4, 2010 due to changes in operating assets and liabilities. For the six months ended July 3, 2011, changes in operating assets and liabilities were a use of cash of $49.8 million, as compared to a use of cash of $57.3 million for the six months ended July 4, 2010. Accounts receivable were a use of cash of $50.6 million for the six months ended July 3, 2011, compared to a use of cash of $61.4 million for the six months ended July 4, 2010. Accounts receivable were a use of cash for the period due to our 26% increase in revenues for the six months ended July 3, 2011 as compared to the prior year. While accounts receivable increased due to our revenue growth, our days’ sales outstanding remained unchanged at 62 days as of July 3, 2011 and July 4, 2010. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter. Inventories were a use of cash of $18.6 million for the six months ended July 3, 2011, compared to a use of cash of $11.3 million for the six months ended July 4, 2010. Inventory turns decreased from 7.8 turns as of July 4, 2010 to 7.5 turns as of July 3, 2011. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter. The decrease in inventory turns was due in part to the impact of our acquisitions in the fiscal fourth quarter of 2010 and the fiscal first quarter of 2011.
Net cash used for investing activities totaled $66.1 million for the six months ended July 3, 2011 compared to $10.2 million for the six months ended July 4, 2010. Investing activities for the six months ended July 3, 2011 included payments for our acquisitions, net of cash acquired, of $52.4 million, capital expenditures of $14.9 million, and the receipt of $1.2 million of proceeds from the sale of real estate in the Americas segment. Investing activities for the six months ended July 4, 2010 included capital expenditures of $12.7 million and the receipt of $2.3 million of proceeds from the sale of real estate in the EMEA segment. We did not complete any acquisitions during the six months ended July 4, 2010.
Net cash used for financing activities for the six months ended July 3, 2011 totaled $1.7 million compared to $50.6 million for the six months ended July 4, 2010. This change is primarily due to the repayment of $46.3 million of outstanding borrowings under our revolving credit facility during the six months ended July 4, 2010.
Our outstanding debt obligations as of July 3, 2011 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of July 3, 2011, there were no outstanding borrowings under our senior secured credit facility, we were in compliance with all of the covenants of the facility, and we had $380.4 million in available borrowing capacity. Additional discussion regarding our various borrowing arrangements is included in Note 7 to the Consolidated Financial Statements.
Forward Looking Statements
Statements in this report other than historical facts are “forward looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward looking statements are based on forecasts and projections about the markets and industries which we serve and about general economic conditions. They reflect management’s beliefs and expectations. They are not guarantees of future performance, and they involve risk and uncertainty. Our actual results may differ materially from these expectations. There can be no assurance that the recent improvement in the global economy will continue. Turbulence in financial markets may increase our borrowing costs. Additional factors that may cause actual results to differ from our expectations include: our reliance on key distributors in marketing products; our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); changes in the level of economic activity in our major geographic markets; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the competitiveness of the global cable, connectivity, and networking industries; variability in our quarterly and annual effective tax rates; changes in accounting rules and interpretations of those rules which may affect our reported earnings; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; demand for our products; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, electronic components, and other materials; energy costs; our ability to achieve acquisition performance expectations and to integrate acquired businesses successfully; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; security risks and the potential for business interruption from operating in volatile countries; disruptions or failures of our (or our suppliers or customers) systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event that could cause delays in completing sales, providing services, or performing other mission-critical functions; and other factors.
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
PART II OTHER INFORMATION
Item 1: Legal Proceedings
We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 81 of which are pending as of July 22, 2011, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through July 22, 2011, we have been dismissed, or reached agreement to be dismissed, in more than 400 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.
Item 1A: Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2010 Annual Report on Form 10-K, except as noted below. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.
We may be unable to achieve our strategic priorities in emerging markets.
Emerging markets are a significant focus of our strategic plan, and our presence in emerging markets expanded on April 1, 2011 with our acquisition of Poliron in Brazil. The developing nature of these markets presents a number of risks. We may be unable to attract, develop, and retain appropriate talent to manage our businesses in emerging markets. Deterioration of social, political, labor, or economic conditions in a specific country or region may adversely affect our operations or financial results. The strategic priorities in emerging markets may be affected by changes, sometimes rapid, by regulatory and tax changes, which may impact trade and investment, including limitations on the amount and nature of investments and the repatriation of cash, permissible forms and structures of investment, Foreign Corrupt Practices Act or similar rules, and other related matters.
Item 6: Exhibits
Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS Exhibit 101.SCH Exhibit 101.CAL Exhibit 101.DEF Exhibit 101.LAB Exhibit 101.PRE	XBRL Instance Document XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation XBRL Taxonomy Extension Definition XBRL Taxonomy Extension Label XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.
Date: August 10, 2011	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: August 10, 2011	By:	/s/ Gray G. Benoist
Gray G. Benoist
Senior Vice President, Finance and Chief Financial Officer

Date: August 10, 2011	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller and Chief Accounting Officer