Form 10-Q
period 2011-10-02
BELDEN INC.
filed 2011-11-09
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

As of November 7, 2011, the Registrant had 46,588,037 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1. Financial	Statements

BELDEN INC.

CONSOLIDATED BALANCE SHEETS

	October 2, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$348,190	$358,653
Receivables, net	349,247	298,266
Inventories, net	197,100	175,659
Deferred income taxes	9,659	9,473
Other current assets	21,847	18,804

Total current assets	926,043	860,855
Property, plant and equipment, less accumulated depreciation	283,992	278,866
Goodwill	352,847	322,556
Intangible assets, less accumulated amortization	156,396	143,820
Deferred income taxes	20,997	27,565
Other long-lived assets	70,377	62,822

	$1,810,652	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,989	$212,084
Accrued liabilities	166,529	145,840

Total current liabilities	400,518	357,924
Long-term debt	550,955	551,155
Postretirement benefits	116,926	112,426
Other long-term liabilities	32,539	36,464
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	599,014	595,519
Retained earnings	252,185	171,568
Accumulated other comprehensive loss	(5,629)	(8,919)
Treasury stock	(136,359)	(120,156)

Total stockholders’ equity	709,714	638,515

	$1,810,652	$1,696,484

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
		(In thousands, except per share data)
Revenues	$519,713	$396,927	$1,517,592	$1,191,914
Cost of sales	(366,962)	(278,743)	(1,077,772)	(846,016)

Gross profit	152,751	118,184	439,820	345,898
Selling, general and administrative expenses	(85,355)	(66,164)	(244,671)	(203,306)
Research and development	(13,641)	(10,887)	(41,800)	(31,106)
Amortization of intangibles	(3,371)	(2,600)	(10,397)	(7,900)
Income from equity method investment	1,479	3,053	9,196	8,905

Operating income	51,863	41,586	152,148	112,491
Interest expense	(11,690)	(11,778)	(36,246)	(38,910)
Interest income	211	80	526	398
Other income	—	—	—	1,465

Income from continuing operations before taxes	40,384	29,888	116,428	75,444
Income tax expense	(9,019)	(7,244)	(28,164)	(16,885)

Income from continuing operations	31,365	22,644	88,264	58,559
Loss from discontinued operations, net of tax	(162)	(2,039)	(446)	(6,535)

Net income	$31,203	$20,605	$87,818	$52,024

Weighted average number of common shares and equivalents:
Basic	47,344	46,813	47,317	46,762
Diluted	48,244	47,721	48,329	47,665

Basic income (loss) per share:
Continuing operations	$0.66	$0.48	$1.87	$1.25
Discontinued operations	—	(0.04)	(0.01)	(0.14)

Net Income	$0.66	$0.44	$1.86	$1.11

Diluted income (loss) per share:
Continuing operations	$0.65	$0.47	$1.83	$1.23
Discontinued operations	—	(0.04)	(0.01)	(0.14)

Net Income	$0.65	$0.43	$1.82	$1.09

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.

CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$87,818	$52,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,676	41,525
Share-based compensation	8,380	9,539
Pension funding less than (greater than) pension expense	2,782	(5,753)
Provision for inventory obsolescence	1,285	2,924
Non-cash loss on derivatives and hedging instruments	—	2,893
Tax deficiency (benefit) related to share-based compensation	(1,802)	239
Income from equity method investment	(9,196)	(8,905)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(42,184)	(51,874)
Inventories	(16,953)	(20,898)
Accounts payable	15,141	34,288
Accrued liabilities	6,301	(4,519)
Accrued taxes	17,850	(1,295)
Other assets	(87)	16,234
Other liabilities	(7,549)	(11,011)

Net cash provided by operating activities	99,462	55,411
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(59,708)	—
Capital expenditures	(21,760)	(19,198)
Proceeds from disposal of tangible assets	1,206	2,332
Cash provided by other investing activities	—	163

Net cash used for investing activities	(80,262)	(16,703)
Cash flows from financing activities:
Payments under share repurchase program	(25,000)	—
Cash dividends paid	(7,090)	(7,052)
Debt issuance costs	(3,296)	—
Tax benefit (deficiency) related to share-based compensation	1,802	(239)
Proceeds from exercise of stock options	4,554	720
Cash received upon termination of derivative instruments	—	4,217
Payments under borrowing arrangements	—	(46,268)

Net cash used for financing activities	(29,030)	(48,622)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(633)	(2,884)

Decrease in cash and cash equivalents	(10,463)	(12,798)
Cash and cash equivalents, beginning of period	358,653	308,879

Cash and cash equivalents, end of period	$348,190	$296,081

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

NINE MONTHS ENDED OCTOBER 2, 2011

(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Translation Component of Equity	Pension and Postretirement Liability
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount			Total

					(In thousands )
Balance at December 31, 2010	50,335	$503	$595,519	$171,568	(3,290)	$(120,156)	$32,095	$(41,014)	$638,515
Net income	—	—	—	87,818	—	—	—	—	87,818
Foreign currency translation	—	—	—	—	—	—	3,290	—	3,290

Comprehensive income									91,108
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,914)	—	253	5,859	—	—	3,945
Conversion of restricted stock units into commom stock, net of tax withholding forfeitures	—	—	(4,773)	—	149	2,938	—	—	(1,835)
Share repurchase program	—	—	—	—	(867)	(25,000)	—	—	(25,000)
Share-based compensation	—	—	10,182	—	—	—	—	—	10,182
Dividends ($0.15 per share)	—	—	—	(7,201)	—	—	—	—	(7,201)

Balance at October 2, 2011	50,335	$503	$599,014	$252,185	(3,755)	$(136,359)	$35,385	$(41,014)	$709,714

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

The accompanying Consolidated Financial Statements presented as of any date other than December 31, 2010:

—	Are prepared from the books and records without audit, and

—

Are prepared in accordance with the instructions for Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States for complete statements, but

—	Include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements.

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

The nine months ended October 2, 2011 and October 3, 2010 included 275 and 276 calendar days, respectively.

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

Fair Value Measurement

Accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

—	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

—

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

—	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of and for the three and nine months ended October 2, 2011 and October 3, 2010, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 inputs to determine the fair value of derivatives and hedging instruments (see Note 8).

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value and carrying value of these cash equivalents as of October 2, 2011 was $45.5 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of October 2, 2011, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $10.4 million, $6.0 million, and $1.7 million, respectively.

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

Discontinued Operations

On December 16, 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze). The Trapeze operations comprised the entirety of the former Wireless segment. For the three and nine months ended October 3, 2010, we recognized a loss of $3.1 million ($1.9 million net of tax) and $8.9 million ($6.1 million net of tax), respectively, related to the Trapeze operations, which is included in discontinued operations.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. For the three and nine months ended October 2, 2011, we recognized $0.2 million and $0.7 million of interest expense, respectively ($0.2 million and $0.4 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations. For the three and nine months ended October 3, 2010, we recognized $0.2 million and $0.7 million of interest expense, respectively ($0.1 million and $0.4 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations.

Other Income

For the nine months ended October 3, 2010, we recorded $1.5 million of other income related to an escrow settlement. The escrow settlement related to indemnification for certain tax matters arising from a previous acquisition.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

Note 2: Acquisitions

We acquired ICM Corp. (ICM) for cash of $21.9 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer located in Denver, Colorado. ICM’s strong brands and technology enhance our portfolio of broadcast products. The results of ICM have been included in our Consolidated Financial Statements from January 7, 2011, and are reported within the Americas segment. The ICM acquisition was not material to our financial position or results of operations reported as of and for the three and nine months ended October 2, 2011.

We acquired Poliron Cabos Electricos Especiais Ltda (Poliron) for cash of $29.2 million on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil. The acquisition of Poliron expands our presence in emerging markets. The results of Poliron have been included in our Consolidated Financial Statements from April 1, 2011, and are reported within the Americas segment. The Poliron acquisition was not material to our financial position or results of operations reported as of and for the three and nine months ended October 2, 2011.

We acquired Byres Security, Inc. (Byres) for cash of $7.2 million on August 31, 2011. Byres is an industrial network security company located in Vancouver, Canada. The acquisition of Byres expands our industrial networking product capabilities. The results of Byres have been included in our Consolidated Financial Statements from August 31, 2011, and are reported within the EMEA segment.

The Byres acquisition was not material to our financial position or results of operations reported as of and for the three and nine months ended October 2, 2011.

As of October 2, 2011, we recorded $28.3 million and $21.5 million of goodwill and intangible assets, respectively, due to the ICM, Poliron, and Byres acquisitions.

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

	Americas	EMEA	Asia Pacific	Total Segments
		(In thousands)
Three Months Ended October 2, 2011

External customer revenues	$325,248	$103,713	$90,752	$519,713
Affiliate revenues	9,919	30,795	159	40,873
Operating income	39,636	22,767	6,980	69,383

Three Months Ended October 3, 2010

External customer revenues	$232,133	$90,397	$74,397	$396,927
Affiliate revenues	11,735	20,707	—	32,442
Operating income	30,474	14,850	8,629	53,953

Nine Months Ended October 2, 2011

External customer revenues	$927,978	$322,901	$266,713	$1,517,592
Affiliate revenues	33,462	80,943	658	115,063
Operating income	111,587	63,334	22,581	197,502

Nine Months Ended October 3, 2010

External customer revenues	$686,985	$273,140	$231,789	$1,191,914
Affiliate revenues	36,605	53,330	62	89,997
Operating income	81,315	41,152	22,172	144,639

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)

Segment operating income	$69,383	$53,953	$197,502	$144,639
Eliminations	(17,520)	(12,367)	(45,354)	(32,148)

Total operating income	51,863	41,586	152,148	112,491
Interest expense	(11,690)	(11,778)	(36,246)	(38,910)
Interest income	211	80	526	398
Other income	—	—	—	1,465

Income from continuing operations before taxes	$40,384	$29,888	$116,428	$75,444

Revenues by major product group were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)

Cable products	$365,967	$296,412	$1,063,592	$900,169
Networking products	79,362	53,710	232,151	156,930
Connectivity products	74,384	46,805	221,849	134,815

Total revenues	$519,713	$396,927	$1,517,592	$1,191,914

The main categories of cable products are (1) copper cables, including shielded and unshielded twisted pair cables, coaxial cables, and stranded cables, (2) fiber optic cables, which transmit light signals through glass or plastic fibers, and (3) composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation. Networking products include wireless and wired Industrial Ethernet switches and related equipment and security features, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, and load-moment indicators for mobile cranes and other load-bearing equipment. Connectivity products include both fiber and copper connectors for the enterprise, broadcast, and industrial markets. Connectors are also sold as part of end-to-end structured cabling solutions.

Note 4: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)

Numerator:
Income from continuing operations	$31,365	$22,644	$88,264	$58,559
Loss from discontinued operations, net of tax	(162)	(2,039)	(446)	(6,535)

Net income	$31,203	$20,605	$87,818	$52,024

Denominator:
Weighted average shares outstanding, basic	47,344	46,813	47,317	46,762
Effect of dilutive common stock equivalents	900	908	1,012	903

Weighted average shares outstanding, diluted	48,244	47,721	48,329	47,665

For the three and nine months ended October 2, 2011, diluted weighted average shares outstanding do not include outstanding equity awards of 1.0 million and 0.7 million, respectively, because to do so would have been anti-dilutive. For the three and nine months ended October 3, 2010, diluted weighted average shares outstanding do not include outstanding equity awards of 1.7 million and 1.5 million, respectively, because to do so would have been anti-dilutive.

Note 5: Inventories

The major classes of inventories were as follows:

	October 2, 2011	December 31, 2010
	(In thousands)

Raw materials	$75,896	$64,146
Work-in-process	45,734	42,193
Finished goods	92,849	87,982
Perishable tooling and supplies	3,192	3,615

Gross inventories	217,671	197,936
Obsolescence and other reserves	(20,571)	(22,277)

Net inventories	$197,100	$175,659

Note 6: Long-Lived Assets

Disposals

During the nine months ended October 2, 2011, we sold certain real estate of the Americas segment for $1.1 million. There was no gain or loss recognized on the sale.

During the nine months ended October 3, 2010, we sold certain real estate of the EMEA segment for $1.8 million. There was no gain or loss recognized on the sale.

Depreciation and Amortization Expense

We recognized depreciation expense in income from continuing operations of $9.2 million and $27.2 million in the three and nine months ended October 2, 2011, respectively. We recognized depreciation expense in income from continuing operations of $8.6 million and $28.7 million in the three and nine months ended October 3, 2010, respectively.

We recognized amortization expense related to our intangible assets in income from continuing operations of $3.4 million and $10.4 million in the three and nine months ended October 2, 2011, respectively. We recognized amortization expense related to our intangible assets in income from continuing operations of $2.6 million and $7.9 million in the three and nine months ended October 3, 2010, respectively.

Note 7: Long-Term Debt and Other Borrowing Arrangements

Senior Secured Credit Facility

On April 25, 2011, we entered into a new senior secured credit facility (Senior Secured Facility). The borrowing capacity under the Senior Secured Facility is $400.0 million, and it matures on April 25, 2016.

Under the Senior Secured Facility, we are permitted to borrow and re-pay funds in various currencies. Interest on outstanding borrowings is variable, based on either the three month LIBOR rate or the prime rate. It is secured by certain of our assets in the United States as well as the capital stock of certain of our subsidiaries. We paid $3.3 million of fees associated with the Senior Secured Facility, which will be amortized over the life of the Senior Secured Facility using the effective interest method.

The Senior Secured Facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of October 2, 2011, we were in compliance with all of the covenants of the Senior Secured Facility.

The Senior Secured Facility replaces our $230.0 million senior secured credit facility that was scheduled to mature in January 2013. There were no outstanding borrowings under the prior facility at the time of its termination.

As of October 2, 2011, there were no outstanding borrowings under the Senior Secured Facility, and we had $381.8 million in available borrowing capacity.

Senior Subordinated Notes

We have outstanding $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on June 15 and December 15. As of October 2, 2011, the carrying value of the notes was $201.0 million.

We also have outstanding $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on March 15 and September 15. As of October 2, 2011, the carrying value of the notes was $350.0 million.

The indentures governing our senior subordinated notes require that we reinvest the proceeds from qualifying dispositions of assets in the business. To the extent that such proceeds are not reinvested (excess proceeds), we are required to offer to repurchase our notes at par. We expect to make such an offer during the three months ended December 31, 2011, as a result of estimated excess proceeds of approximately $40.0 million—$50.0 million from our disposition of Trapeze in 2010. As of October 2, 2011, the senior subordinated notes were trading above par.

Fair Value of Long-Term Debt

The fair value of our debt instruments at October 2, 2011 was approximately $563.9 million based on sales prices of the debt instruments from recent trading activity. This amount represents the fair value of our senior subordinated notes with a face value of $550.0 million.

Note 8: Derivatives and Hedging Activities

There were no derivatives or hedging instruments in place as of or for the three and nine months ended October 2, 2011. For each of the three and nine months ended October 3, 2010, we recorded a net loss of $0.2 million and $2.9 million, respectively, on our derivative and hedging instruments, which was classified within interest expense.

Note 9: Income Taxes

Income tax expense was $9.0 million and $28.2 million for the three and nine months ended October 2, 2011, respectively. The effective rate reflected in the provision for income taxes on income from continuing operations before taxes is 22.3% and 24.2% for the three and nine months ended October 2, 2011, respectively. The most significant factor in the difference between the effective rate and the amount determined by applying the applicable statutory United States tax rate of 35% is the tax rate differential associated with our foreign earnings. In addition, income tax expense for the nine months ended October 2, 2011 reflects a net $4.7 million benefit due to the reduction of deferred tax asset valuation allowances primarily in foreign jurisdictions and a $1.9 million benefit due to the reduction of our reserve for uncertain tax positions. Income tax expense for the nine months ended October 3, 2010 included a $1.9 million benefit due to the settlement of a foreign tax audit.

Note 10: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)

Service cost	$1,473	$1,947	$32	$28
Interest cost	2,844	4,205	577	649
Expected return on plan assets	(2,807)	(4,337)	—	—
Amortization of prior service cost (credit)	(56)	29	(54)	(48)
Net loss (gain) recognition	1,447	651	124	(3)

Net periodic benefit cost	$2,901	$2,495	$679	$626

Nine Months Ended
Service cost	$4,187	$5,111	$113	$80
Interest cost	8,521	11,461	1,931	1,997
Expected return on plan assets	(8,570)	(11,635)	—	—
Amortization of prior service cost (credit)	(128)	49	(173)	(165)
Net loss recognition	4,535	2,169	354	141

Net periodic benefit cost	$8,545	$7,155	$2,225	$2,053

Note 11: Comprehensive Income

The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)

Net income	$31,203	$20,605	$87,818	$52,024
Foreign currency translation gain (loss)	(27,069)	29,390	3,290	(21,872)

Total comprehensive income	$4,134	$49,995	$91,108	$30,152

Note 12: Share Repurchase Program

In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. As of October 2, 2011, we have repurchased 866,930 shares of our common stock under the program through a prepaid variable share repurchase agreement for an aggregate cost of $25.0 million, an average price per share of $28.84.

On October 31, 2011, we entered into a prepaid variable share repurchase agreement to repurchase an additional $25.0 million of our common stock. The variable share repurchase agreement was funded with available cash, and it is scheduled to be completed no later than December 30, 2011.

Note 13: Supplemental Guarantor Information

As of October 2, 2011, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount of senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Belden Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. In addition, effective April 25, 2011, in connection with the refinancing of our Senior Secured Facility, the guarantor subsidiaries of the notes have been revised. The financial position, results of operations, and cash flows of the guarantor subsidiaries are not material and are combined with the Issuer in the following consolidating financial information. The following consolidating financial information presents information about the Issuer and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	October 2, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$72,858	$275,332	$—	$348,190
Receivables, net	141,702	207,545	—	349,247
Inventories, net	108,578	88,522	—	197,100
Deferred income taxes	7,745	1,914	—	9,659
Other current assets	9,773	12,074	—	21,847

Total current assets	340,656	585,387	—	926,043

Property, plant and equipment, less accumulated depreciation	124,694	159,298	—	283,992
Goodwill	220,842	132,005	—	352,847
Intangible assets, less accumulated amortization	66,582	89,814	—	156,396
Deferred income taxes	7,249	13,748	—	20,997
Other long-lived assets	13,863	56,514	—	70,377
Investment in subsidiaries	1,303,682	—	(1,303,682)	—

	$2,077,568	$1,036,766	$(1,303,682)	$1,810,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,804	$135,185	$—	$233,989
Accrued liabilities	77,265	89,264	—	166,529

Total current liabilities	176,069	224,449	—	400,518

Long-term debt	550,955	—	—	550,955
Postretirement benefits	30,670	86,256	—	116,926
Other long-term liabilities	22,227	10,312	—	32,539
Intercompany accounts	(39,565)	39,565	—	—
Total stockholders’ equity	1,337,212	676,184	(1,303,682)	709,714

	$2,077,568	$1,036,766	$(1,303,682)	$1,810,652

	December 31, 2010
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$173,699	$184,954	$—	$358,653
Receivables, net	117,303	180,963	—	298,266
Inventories, net	109,127	66,532	—	175,659
Deferred income taxes	5,590	3,883	—	9,473
Other current assets	10,199	8,605	—	18,804

Total current assets	415,918	444,937	—	860,855

Property, plant and equipment, less accumulated depreciation	120,857	158,009	—	278,866
Goodwill	258,094	64,462	—	322,556
Intangible assets, less accumulated amortization	93,695	50,125	—	143,820
Deferred income taxes	9,342	18,223	—	27,565
Other long-lived assets	12,771	50,051	—	62,822
Investment in subsidiaries	1,227,959	—	(1,227,959)	—

	$2,138,636	$785,807	$(1,227,959)	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,996	$119,088	$—	$212,084
Accrued liabilities	78,013	67,827	—	145,840

Total current liabilities	171,009	186,915	—	357,924

Long-term debt	551,155	—	—	551,155
Postretirement benefits	27,949	84,477	—	112,426
Other long-term liabilities	30,047	6,417	—	36,464
Intercompany accounts	(249,051)	249,051	—	—
Total stockholders’ equity	1,607,527	258,947	(1,227,959)	638,515

	$2,138,636	$785,807	$(1,227,959)	$1,696,484

Supplemental Condensed Consolidating Statements of Operations (Unaudited)

	Three Months Ended October 2, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$270,679	$316,087	$(67,053)	$519,713
Cost of sales	(207,466)	(226,549)	67,053	(366,962)

Gross profit	63,213	89,538	—	152,751
Selling, general and administrative expenses	(46,932)	(38,423)	—	(85,355)
Research and development	(2,486)	(11,155)	—	(13,641)
Amortization of intangibles	(820)	(2,551)	—	(3,371)
Income from equity method investment	—	1,479	—	1,479

Operating income	12,975	38,888	—	51,863
Interest expense	(11,662)	(28)	—	(11,690)
Interest income	12	199	—	211
Intercompany income (expense)	9,622	(9,622)	—	—
Income (loss) from equity investment in subsidiaries	22,936	—	(22,936)	—

Income (loss) from continuing operations before taxes	33,883	29,437	(22,936)	40,384
Income tax expense	(2,518)	(6,501)	—	(9,019)

Income (loss) from continuing operations	31,365	22,936	(22,936)	31,365
Loss from discontinued operations, net of tax	(162)	—	—	(162)

Net income (loss)	$31,203	$22,936	$(22,936)	$31,203

	Three Months Ended October 3, 2010
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$242,794	$193,624	$(39,491)	$396,927
Cost of sales	(168,201)	(150,033)	39,491	(278,743)

Gross profit	74,593	43,591	—	118,184
Selling, general and administrative expenses	(42,272)	(23,892)	—	(66,164)
Research and development	(3,315)	(7,572)	—	(10,887)
Amortization of intangibles	(727)	(1,873)	—	(2,600)
Income from equity method investment	—	3,053	—	3,053

Operating income	28,279	13,307	—	41,586
Interest expense	(11,451)	(327)	—	(11,778)
Interest income	45	35	—	80
Intercompany income (expense)	(514)	514	—	—
Income (loss) from equity investment in subsidiaries	10,658	—	(10,658)	—

Income (loss) from continuing operations before taxes	27,017	13,529	(10,658)	29,888
Income tax expense	(4,373)	(2,871)	—	(7,244)

Income (loss) from continuing operations	22,644	10,658	(10,658)	22,644
Loss from discontinued operations, net of tax	(2,039)	—	—	(2,039)

Net income (loss)	$20,605	$10,658	$(10,658)	$20,605

	Nine Months Ended October 2, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$792,028	$887,652	$(162,088)	$1,517,592
Cost of sales	(596,368)	(643,492)	162,088	(1,077,772)

Gross profit	195,660	244,160	—	439,820
Selling, general and administrative expenses	(130,750)	(113,921)	—	(244,671)
Research and development	(8,136)	(33,664)	—	(41,800)
Amortization of intangibles	(2,460)	(7,937)	—	(10,397)
Income from equity method investment	—	9,196	—	9,196

Operating income	54,314	97,834	—	152,148
Interest expense	(35,606)	(640)	—	(36,246)
Interest income	84	442	—	526
Intercompany income (expense)	(5,064)	5,064	—	—
Income (loss) from equity investment in subsidiaries	78,589	—	(78,589)	—

Income (loss) from continuing operations before taxes	92,317	102,700	(78,589)	116,428
Income tax expense	(4,053)	(24,111)	—	(28,164)

Income (loss) from continuing operations	88,264	78,589	(78,589)	88,264
Loss from discontinued operations, net of tax	(446)	—	—	(446)

Net income (loss)	$87,818	$78,589	$(78,589)	$87,818

	Nine Months Ended October 3, 2010
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
		(In thousands)
Revenues	$639,496	$667,123	$(114,705)	$1,191,914
Cost of sales	(452,287)	(508,434)	114,705	(846,016)

Gross profit	187,209	158,689	—	345,898
Selling, general and administrative expenses	(117,205)	(86,101)	—	(203,306)
Research and development	(8,601)	(22,505)	—	(31,106)
Amortization of intangibles	(2,193)	(5,707)	—	(7,900)
Income from equity method investment	—	8,905	—	8,905

Operating income	59,210	53,281	—	112,491
Interest expense	(38,676)	(234)	—	(38,910)
Interest income	124	274	—	398
Other income	—	1,465	—	1,465
Intercompany income (expense)	(820)	820	—	—
Income (loss) from equity investment in subsidiaries	42,936	—	(42,936)	—

Income (loss) from continuing operations before taxes	62,774	55,606	(42,936)	75,444
Income tax expense	(4,215)	(12,670)	—	(16,885)

Income (loss) from continuing operations	58,559	42,936	(42,936)	58,559
Loss from discontinued operations, net of tax	(6,535)	—	—	(6,535)

Net income (loss)	$52,024	$42,936	$(42,936)	$52,024

Supplemental Condensed Consolidating Statements of Cash Flows (Unaudited)

	Nine Months Ended October 2, 2011
	Issuer	Non- Guarantor Subsidiaries	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(911)	$100,373	$99,462
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(59,708)	—	(59,708)
Capital expenditures	(12,327)	(9,433)	(21,760)
Proceeds from disposal of tangible assets	1,135	71	1,206

Net cash used for investing activities	(70,900)	(9,362)	(80,262)
Cash flows from financing activities:
Payments under share repurchase program	(25,000)	—	(25,000)
Cash dividends paid	(7,090)	—	(7,090)
Debt issuance costs	(3,296)	—	(3,296)
Tax benefit related to share-based compensation	1,802	—	1,802
Proceeds from exercise of stock options	4,554	—	4,554

Net cash used for financing activities	(29,030)	—	(29,030)
Effect of currency exchange rate changes on cash and cash equivalents	—	(633)	(633)

Increase (decrease) in cash and cash equivalents	(100,841)	90,378	(10,463)
Cash and cash equivalents, beginning of period	173,699	184,954	358,653

Cash and cash equivalents, end of period	$72,858	$275,332	$348,190

	Nine Months Ended October 3, 2010
	Issuer	Non- Guarantor Subsidiaries	Total
	(In thousands)
Net cash provided by (used for) operating activities	$106,459	$(51,048)	$55,411

Cash flows from investing activities:
Capital expenditures	(10,142)	(9,056)	(19,198)
Proceeds from disposal of tangible assets	2,314	18	2,332
Cash provided by other investing activities	163	—	163

Net cash used for investing activities	(7,665)	(9,038)	(16,703)

Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—	(46,268)
Cash dividends paid	(7,052)	—	(7,052)
Tax deficiency related to share-based compensation	(239)	—	(239)
Proceeds from exercise of stock options	720	—	720
Cash received upon termination of derivative instruments	4,217	—	4,217

Net cash used for financing activities	(48,622)	—	(48,622)

Effect of currency exchange rate changes on cash and cash equivalents	—	(2,884)	(2,884)

Increase (decrease) in cash and cash equivalents	50,172	(62,970)	(12,798)
Cash and cash equivalents, beginning of period	58,855	250,024	308,879

Cash and cash equivalents, end of period	$109,027	$187,054	$296,081

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisitions

We completed three acquisitions during the nine months ended October 2, 2011. We acquired ICM Corp. (ICM) for cash of $21.9 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer located in Denver, Colorado. ICM’s strong brands and technology enhance our portfolio of broadcast products. We acquired Poliron Cabos Electricos Especiais Ltda (Poliron) for cash of $29.2 million on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil, and the acquisition of Poliron expands our presence in emerging markets. We acquired Byres Security, Inc. (Byres) for cash of $7.2 million on August 31, 2011. Byres is an industrial network security company located in Vancouver, Canada. The acquisition of Byres expands our networking product capabilities.

The results of ICM, Poliron, and Byres have been included in our Consolidated Financial Statements from their respective acquisition dates. Both ICM and Poliron are reported within the Americas segment, and Byres is reported within the EMEA segment.

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

During the nine months ended October 2, 2011:

•	We did not change any of our existing critical accounting policies from those listed in our 2010 Annual Report on Form 10-K;

•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Continuing Operations

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2011	October 3, 2010		October 2, 2011	October 3, 2010
		(In thousands, except percentages)
Revenues	$519,713	$396,927	30.9%	$1,517,592	$1,191,914	27.3%
Gross profit	152,751	118,184	29.2%	439,820	345,898	27.2%
Selling, general and administrative expenses	85,355	66,164	29.0%	244,671	203,306	20.3%
Research and development	13,641	10,887	25.3%	41,800	31,106	34.4%
Operating income	51,863	41,586	24.7%	152,148	112,491	35.3%
Income from continuing operations before taxes	40,384	29,888	35.1%	116,428	75,444	54.3%
Income from continuing operations	31,365	22,644	38.5%	88,264	58,559	50.7%

Revenues increased in the three and nine months ended October 2, 2011 from the comparable periods of 2010 for the following reasons:

•	Acquisitions contributed $38.1 million and $104.0 million, respectively, to the increase in revenues.

•	An increase in sales prices due to increased copper costs resulted in a revenue increase of $26.4 million and $73.4 million, respectively.

•

Favorable currency translation resulted in a revenue increase of $14.3 million and $35.8 million, respectively. While the favorable currency translation was primarily due to the euro strengthening against the U.S. dollar, there was also favorable currency translation due to the Canadian dollar and Chinese renminbi strengthening against the U.S. dollar.

•

The remaining increase in revenues of $44.0 million and $112.5 million, respectively, was due to increases in unit sales volume, primarily due to market growth and increased share in many of our end markets, as well as pricing changes related to non-copper commodity cost increases and other pricing changes.

Gross profit increased in the three and nine months ended October 2, 2011 from the comparable periods of 2010 due to the increases in revenues as discussed above and improved product group mix. The improved product group mix reflects more revenues from relatively higher gross profit margin networking and connectivity products. In addition, operating income increased due to decreases in severance and other restructuring costs. In the three and nine months ended October 3, 2010, cost of sales included $1.7 million and $11.4 million, respectively, of severance and other restructuring costs, such as equipment relocation and contract termination costs. Cost of sales did not include significant severance and other restructuring costs in the three and nine months ended October 2, 2011. The decreases were due to the completion of our previously announced global restructuring actions.

Selling, general and administrative expenses increased in the three and nine months ended October 2, 2011 from the comparable periods of 2010. The increases are primarily due to investments in our strategic initiatives, including our Market Delivery System and Talent Management. The increases in costs are also due in part to our recent acquisitions. The year-over-year percentage increases in selling, general and administrative expenses were less than the percentage increases in revenues due to the benefits of the successful execution of our Lean Enterprise strategies and our completed restructuring actions.

The increases in research and development costs in the three and nine months ended October 2, 2011 from the comparable periods of 2010 are primarily due to our recent acquisitions. The increases in costs are also due in part to increases in new product development costs, primarily for networking products.

Operating income increased in the three and nine months ended October 2, 2011 from the comparable periods of 2010 due to the increases in revenues and gross profit and the decreases in severance and other restructuring costs as discussed above. In addition, operating income increased due to the benefits of our completed restructuring actions, the successful execution of our regional manufacturing and Lean enterprise strategies, and our recent acquisitions.

Income from continuing operations before taxes increased in the three and nine months ended October 2, 2011 due to the increases in operating income discussed above and decreases in interest expense. Interest expense in the three and nine months ended October 3, 2010 included a $0.2 million and $2.9 million loss on derivative and hedging activity, respectively. There were no losses on derivative and hedging activities in the three and nine months ended October 2, 2011. These increases in income for the nine months ended October 2, 2011 were partially offset by decreases in other income. In the nine months ended October 3, 2010, we recognized $1.5 million of other income due to an escrow settlement related to a prior acquisition. There was no other income recorded for the three and nine months ended October 2, 2011.

We recognized income tax expense of $9.0 million and $28.2 million, respectively, for the three and nine months ended October 2, 2011. Our effective tax rate for the nine months ended October 2, 2011 was 24.2% compared to 22.4% in the nine months ended October 3, 2010. This change is primarily attributable to the jurisdictional mix of income from continuing operations before taxes. In addition, income tax expense for the nine months ended October 2, 2011 reflects a net $4.7 million benefit due to the reduction of deferred tax asset valuation allowances primarily in foreign jurisdictions and a $1.9 million benefit due to the reduction of our reserve for uncertain tax positions. Income tax expense for the nine months ended October 3, 2010 included a $1.9 million benefit due to the settlement of a foreign tax audit.

Americas Segment

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2011	October 3, 2010		October 2, 2011	October 3, 2010
		(In thousands, except percentages)
Total revenues	$335,167	$243,868	37.4%	$961,440	$723,590	32.9%
Operating income	39,636	30,474	30.1%	111,587	81,315	37.2%
as a percent of total revenues	11.8%	12.5%		11.6%	11.2%

Americas total revenues, which include affiliate revenues, increased in the three and nine months ended October 2, 2011 from the comparable periods of 2010. Acquisitions contributed $38.1 million and $104.0 million, respectively, to the increase in revenues. Higher selling prices due to increases in copper costs contributed $13.6 million and $40.6 million, respectively, to the increase in revenues. The increase in revenues was also due to favorable currency translation of $2.9 million and $8.5 million, respectively, resulting primarily from the Canadian dollar strengthening against the U.S. dollar. The remaining increase in revenues of $38.5 million and $87.9 million, respectively, was primarily due to higher unit sales volume, as well as pricing changes related to non-copper commodity cost increases and other pricing changes. The increases in revenues were partially offset by changes in affiliate sales, which resulted in decreases in revenues of $1.8 million and $3.1 million, respectively.

Operating income increased in the three and nine months ended October 2, 2011 from the comparable period of 2010 primarily due to the increases in revenues discussed above. Operating income also increased due to reductions in severance and other restructuring costs. In the three and nine months ended October 3, 2010, the segment recognized $1.3 million and $9.9 million, respectively, of severance and other restructuring costs. The segment did not recognize significant severance or other restructuring costs in the three and nine months ended October 2, 2011.

EMEA Segment

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2011	October 3, 2010		October 2, 2011	October 3, 2010
		(In thousands, except percentages)
Total revenues	$134,508	$111,104	21.1%	$403,844	$326,470	23.7%
Operating income	22,767	14,850	53.3%	63,334	41,152	53.9%
as a percent of total revenues	16.9%	13.4%		15.7%	12.6%

EMEA total revenues, which include affiliate revenues, increased in the three and nine months ended October 2, 2011 from the comparable periods of 2010 due to higher affiliate sales of $10.1 million and $27.6 million, respectively. The increase in revenues was also due to favorable currency translation of $9.1 million and $21.3 million, respectively, resulting primarily from the euro strengthening against the U.S. dollar. Higher selling prices due to increases in copper costs contributed $4.2 million and $9.5 million, respectively, to the increase in revenues. The remaining increase in revenues of $19.0 million for the nine months ended October 2, 2011 was primarily due to higher unit sales volume, as well as pricing changes related to non-copper commodity cost increases and other pricing changes.

Operating income increased in the three and nine months ended October 2, 2011 primarily due to the increases in revenues discussed above. In addition, operating income was positively impacted by decreases in restructuring costs. In the three and nine months ended October 3, 2010, the segment recognized $0.4 million and $1.9 million, respectively, of costs related to various restructuring actions, including contract termination costs. The segment did not recognize significant restructuring costs for the three and nine months ended October 2, 2011. Operating income also increased in the nine months ended October 2, 2011 due to an increase in income from an equity method investment of $0.3 million. For the three months ended October 2, 2011, the increases in operating income were partially offset by a decrease in income from an equity method investment of $1.6 million. Our equity method investment relates to our ownership interest of a joint venture in China.

Asia Pacific Segment

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 2, 2011	October 3, 2010		October 2, 2011	October 3, 2010
		(In thousands, except percentages)
Total revenues	$90,911	$74,397	22.2%	$267,371	$231,851	15.3%
Operating income	6,980	8,629	-19.1%	22,581	22,172	1.8%
as a percent of total revenues	7.7%	11.6%		8.4%	9.6%

Asia Pacific total revenues, which include affiliate revenues, increased in the three and nine months ended October 2, 2011 from the comparable periods of 2010 primarily due to higher selling prices as a result of an increase in copper costs of $8.6 million and $23.4 million, respectively. Favorable currency translation, primarily from the Chinese renminbi strengthening against the U.S. dollar, resulted in $2.2 million and $5.9 million of the increase in revenues, respectively. Higher affiliate sales contributed $0.2 million and $0.6 million, respectively, to the increase in revenues. The remaining increase in revenues of $5.5 million and $5.6 million, respectively, was primarily due to higher unit sales volume, as well as pricing changes related to non-copper commodity costs and other pricing changes.

Operating income decreased in the three months ended October 2, 2011 from the comparable period of 2010. A challenging pricing environment in the consumer electronics end market and strategic investments in the region more than offset the increases in operating income due to the increases in revenue and favorable product group mix. Our strategic investments in the segment included investments in the Market Delivery System, Lean Enterprise, and Talent Management. Operating income increased in the nine months ended October 2, 2011 from the comparable period of 2010 due to the increases in revenue discussed above and favorable product group mix. The increases in operating income were partially offset by investments in our strategic initiatives in the segment, including our Market Delivery System, Lean Enterprise, and Talent Management.

Discontinued Operations

On December 16, 2010, we completed the sale of Trapeze. The Trapeze operations comprised the entirety of the former Wireless segment. For the three and nine months ended October 3, 2010, we recognized a loss of $3.1 million ($1.9 million net of tax) and $8.9 million ($6.1 million net of tax), respectively, related to the Trapeze operations, which is included in discontinued operations.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. For the three and nine months ended October 2, 2011, we recognized $0.2 million and $0.7 million of interest expense, respectively ($0.2 million and $0.4 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations. For the three and nine months ended July 4, 2010, we recognized $0.2 million and $0.7 million of interest expense, respectively ($0.1 million and $0.4 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash from operating activities, (2) disposals of tangible assets, (3) exercises of stock options, (4) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (5) our available credit facilities and other borrowing arrangements. For the full year, we expect our operating activities to generate cash and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Consolidated Cash Flow Statements:

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(In thousands)
Net cash provided by (used for):
Operating activities	$99,462	$55,411
Investing activities	(80,262)	(16,703)
Financing activities	(29,030)	(48,622)
Effects of currency exchange rate changes on cash and cash equivalents	(633)	(2,884)

Decrease in cash and cash equivalents	(10,463)	(12,798)
Cash and cash equivalents, beginning of period	358,653	308,879

Cash and cash equivalents, end of period	$348,190	$296,081

Net cash provided by operating activities, a key source of our liquidity, increased by $44.1 million for the nine months ended October 2, 2011 from the comparable period of 2010. The $35.8 million increase in net income is the most significant factor impacting the increase in net cash provided by operating activities.

In addition, net cash provided by operating activities increased for the nine months ended October 2, 2011 from the nine months ended October 3, 2010 due to changes in operating assets and liabilities. For the nine months ended October 2, 2011, changes in operating assets and liabilities were a use of cash of $27.5 million, as compared to a use of cash of $39.1 million for the nine months ended October 3, 2010. Accounts receivable were a use of cash of $42.2 million for the nine months ended October 2, 2011, compared to a use of cash of $51.9 million for the nine months ended October 3, 2010. Accounts receivable were a use of cash for the period due to our 27% increase in revenues for the nine months ended October 2, 2011 as compared to the prior year. While accounts receivable increased due to our revenue growth, our days’ sales outstanding improved from 64 days as of October 3, 2010 to 61 days as of October 2, 2011. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter. Inventories were a use of cash of $17.0 million for the nine months ended October 2, 2011, compared to a use of cash of $20.9 million for the nine months ended October 3, 2010. Inventory turns increased from 6.8 turns as of October 3, 2010 to 7.4 turns as of October 2, 2011. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter. The increase in inventory turns primarily was due to the implementation of our strategic initiative regarding Lean Enterprise.

Net cash used for investing activities totaled $80.3 million for the nine months ended October 2, 2011 compared to $16.7 million for the nine months ended October 3, 2010. Investing activities for the nine months ended October 2, 2011 included payments for our acquisitions, net of cash acquired, of $59.7 million, capital expenditures of $21.8 million, and the receipt of $1.2 million of proceeds from the sale of real estate in the Americas segment. Investing activities for the nine months ended October 3, 2010 included capital expenditures of $19.2 million and the receipt of $2.3 million of proceeds from the sale of real estate in the EMEA segment. We did not complete any acquisitions during the nine months ended October 3, 2010.

Net cash used for financing activities for the nine months ended October 2, 2011 totaled $29.0 million compared to $48.6 million for the nine months ended October 3, 2010. The most significant component of cash used for financing activities for the nine months ended October 2, 2011 was payments under our share repurchase program of $25.0 million through a prepaid variable share repurchase agreement. The most significant component of cash used for financing activities for the nine months ended October 3, 2010 was the repayment of $46.3 million of outstanding borrowings under our revolving credit facility.

Our outstanding debt obligations as of October 2, 2011 consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of October 2, 2011, there were no outstanding borrowings under our Senior Secured Facility, and we had $381.8 million in available borrowing capacity. As of October 2, 2011, we were in compliance with all of the covenants of the facility.

The indentures governing our senior subordinated notes require that we reinvest the proceeds from qualifying dispositions of assets in the business. To the extent that such proceeds are not reinvested (excess proceeds), we are required to offer to repurchase our notes at par. We expect to make such an offer during the three months ended December 31, 2011, as a result of estimated excess proceeds of approximately $40.0 million—$50.0 million from our disposition of Trapeze in 2010. As of October 2, 2011, the senior subordinated notes were trading above par.

Additional discussion regarding our various borrowing arrangements is included in Note 7 to the Consolidated Financial Statements.

Forward Looking Statements

Statements in this report other than historical facts are “forward looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward looking statements are based on forecasts and projections about the markets and industries which we serve and about general economic conditions. They reflect management’s beliefs and expectations. They are not guarantees of future performance, and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Changes in the global economy may impact our results. Turbulence in financial markets may increase our borrowing costs. Additional factors that may cause actual results to differ from our expectations include: our reliance on key distributors in marketing products; our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); changes in the level of economic activity in our major geographic markets; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the competitiveness of the global cable, connectivity, and networking industries; variability in our quarterly and annual effective tax rates; changes in accounting rules and interpretations of those rules which may affect our reported earnings; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; demand for our products; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, electronic components, and other materials; energy costs; our ability to achieve acquisition performance expectations and to integrate acquired businesses successfully; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; security risks and the potential for business interruption from operating in volatile countries; disruptions or failures of our (or our suppliers or customers) systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event that could cause delays in completing sales, providing services, or performing other mission-critical functions; and other factors.

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

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 87 of which are pending as of October 31, 2011, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through October 31, 2011, we have been dismissed, or reached agreement to be dismissed, in more than 400 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2010 Annual Report on Form 10-K, except as noted below. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

We may be unable to achieve our strategic priorities in emerging markets.

Emerging markets are a significant focus of our strategic plan, and our presence in emerging markets expanded on April 1, 2011 with our acquisition of Poliron in Brazil. The developing nature of these markets presents a number of risks. We may be unable to attract, develop, and retain appropriate talent to manage our businesses in emerging markets. Deterioration of social, political, labor, or economic conditions in a specific country or region may adversely affect our operations or financial results. Among the risks in emerging market countries are bureaucratic intrusions and delays, contract compliance failures, fluctuating currencies and interest rates, limitations on the amount and nature of investments and the repatriation of cash, restrictions on permissible forms and structures of investment, unreliable legal and financial infrastructure, regime disruption and political unrest, uncontrolled inflation and commodity prices, fierce local competition with better political connections, and corruption.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended October 2, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2011 through July 31, 2011	—	$—	—	$150,000,000
August 1, 2011 through August 28, 2011	—	—	—	150,000,000
August 29, 2011 through October 2, 2011	866,930	28.84	866,930	125,000,000

Total	866,930	$28.84	866,930	$125,000,000

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company.

Item 6:	Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: November 9, 2011	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 9, 2011	By:	/s/ Gray G. Benoist
Gray G. Benoist
Senior Vice President, Finance and Chief Financial Officer

Date: November 9, 2011	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller and Chief Accounting Officer