Form 10-K
period 2011-12-31
BELDEN INC.
filed 2012-02-29
CIK 913142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

At July 3, 2011, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $1,494,248,969 based on the closing price ($36.51) of such stock on such date.

There were 45,966,481 shares of registrant’s Common Stock outstanding on February 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2011 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

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

Belden is a Delaware corporation incorporated in 1988. We report in three segments: the Americas segment, the Europe, Middle East, and Africa (EMEA) segment, and the Asia Pacific segment. Financial information about our operating segments appears in Note 5 to the Consolidated Financial Statements.

In 2011, Belden acquired ICM Corp. (ICM), Poliron Cabos Electricos Especiais Ltda (Poliron) and Byres Security, Inc. (Byres Security). For more information regarding these transactions, see Note 3 to the Consolidated Financial Statements.

In 2010, Belden acquired GarrettCom, Inc. (GarrettCom) and the Communications Products business of Thomas & Betts. Belden acquired Trapeze Networks, Inc. (Trapeze) in July 2008 and sold it in December 2010. For more information regarding these transactions, see Notes 3 and 4 to the Consolidated Financial Statements.

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

The main categories of cable products are (1) copper cables, including shielded and unshielded twisted pair cables, coaxial cables, and stranded cables, (2) fiber optic cables, which transmit light signals through glass or plastic fibers, and (3) composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation. Connectivity products include both fiber and copper connectors for the enterprise, broadcast, and industrial markets. Connectors are also sold as part of end-to-end structured cabling solutions. Networking products include Industrial Ethernet switches and related equipment and security features, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, and load-moment indicators for mobile cranes and other load-bearing equipment.

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

For the broadcast end market, we manufacture a variety of multiconductor and coaxial cable and connector products, which distribute audio and video signals for use in broadcast television including digital television and high definition television, broadcast radio, pre- and post-production facilities, recording studios, and public facilities such as casinos, arenas, and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems, and consumer audio products. Our primary market channels for these broadcast, music, and entertainment products are broadcast specialty distributors and audio systems installers. We also sell directly to music OEMs and the major television networks including ABC, CBS, Fox, and NBC. We also provide specialized cables for security applications such as video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems. These products are sold primarily through distributors and also directly to specialty system integrators. We manufacture flexible, copper-clad coaxial cable and associated connector products for the high-speed transmission of data, sound, and video (broadband) that are used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. These cables are sold primarily through distributors.

For the consumer electronics end market, we provide appliance wiring materials for the internal wiring of a wide range of electronic devices; coaxial and miniature coaxial cable for internal wiring in electronic game consoles, laptop computers, mobile telephones, personal digital assistant devices, and global positioning systems; high-temperature resistant wire for heating mats and electronic ignitions; highly flexible and temperature resistant automotive wire; flexible cords; and miscellaneous audio and video cable. These products are sold principally under our LTK brand within China to international and Chinese OEMs and contract manufacturers.

Segments

The Americas segment contributed approximately 61%, 57%, and 57% of our consolidated revenues in 2011, 2010, and 2009, respectively. This segment sells the full array of our products for the industrial, enterprise, and broadcast markets.

The EMEA segment contributed approximately 21%, 23%, and 25% of our consolidated revenues in 2011, 2010, and 2009, respectively. This segment sells the full array of our products for the industrial, enterprise, and broadcast markets.

The Asia Pacific segment contributed approximately 18%, 20%, and 18% of our consolidated revenues in 2011, 2010, and 2009, respectively. This segment sells the full array of our products for the industrial, enterprise, broadcast, and consumer electronics markets.

Customers

We sell to distributors, end-users, installers, and directly to OEMs. Sales to the distributor Anixter International Inc. represented approximately 16% of our consolidated revenues in 2011.

We have supply agreements with distributors and with OEM customers in the Americas, Europe, the Middle East, and Asia. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts, or for a significant period of time. The loss of one or more large customers or distributors could result in lower total revenues and profits. However, we believe that our relationships with our customers and distributors are satisfactory and that they choose Belden products, among other reasons, due to our reputation, the breadth of our product offering, the quality and performance characteristics of our products, and our service and technical support.

There are potential risks in our relationships with distributors. Changes in the inventory levels of our products held by our distributors can result in significant variability in our revenues. Adjustments to inventory levels may be accelerated through consolidation among distributors. In addition, if the costs of materials used in our products fall and competitive conditions make it necessary for us to reduce our list prices, we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

International Operations

In addition to manufacturing facilities in the United States, we have manufacturing facilities in Canada, China, Mexico, and Brazil, as well as various countries in Europe. During 2011, approximately 54% of Belden’s sales were to customers outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

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

The principal competitive factors in all our product markets are product features, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the customer. Some products are manufactured to meet published industry specifications and are less differentiated on the basis of product characteristics. We believe that Belden stands out in many of its markets on the basis of our reputation, the breadth of our product offering, the quality and performance characteristics of our products, and our service and technical support.

Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages requires continued investment in engineering, research and development, capital equipment, marketing, and customer service and support. There can be no assurance that we will be successful in maintaining such advantages.

Research and Development

We engage in continuing research and development programs, including new and existing product development, testing and analysis, and process and equipment development and testing. See the Consolidated Statements of Operations for amounts incurred for research and development.

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent to be material to the business as a whole. We consider the following trademarks to be of material value to our business: Belden®, Alpha™, Mohawk®, West Penn Wire/CDT®, Hirschmann®, Lumberg Automation™, LTK™, Telecast™, Snap-N-Seal®, GarrettCom®, Poliron™, Byres Security™, and Tofino®.

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

Over the past three years, the prices of metals, particularly copper, have been highly volatile. During 2009, copper prices rose as the price at the end of 2009 was approximately 140% greater than the price at the end of 2008. During 2010, copper prices continued to increase with the price at the end of 2010 approximately 33% greater than at the beginning of the year. During 2011, copper prices decreased with the price at the end of 2011 approximately 23% less than at the beginning of the year. Prices for materials such as PVC and other plastics derived from petrochemical feedstocks have also fluctuated. Since Belden utilizes the first in, first out (FIFO) inventory costing methodology, the impact of copper and other raw material cost changes on our cost of goods sold is delayed by approximately two months based on our inventory turns.

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

Backlog

Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2011, our backlog of orders believed to be firm was $145.8 million compared with $134.0 million at December 31, 2010. The majority of the backlog at December 31, 2011 is scheduled to be shipped in 2012.

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

Employees

As of December 31, 2011, we had approximately 6,800 employees worldwide. We also utilized about 700 workers under contract manufacturing arrangements. Approximately 900 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.

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

The installation of wireless devices has required the development of new types of wired infrastructure systems. In the future, we expect that wireless communications technology will be an increasingly viable alternative technology to both copper- and fiber optic-based systems for certain applications. We believe that problems associated with current wireless technology systems will gradually be overcome, such as insufficient signal security, susceptibility to interference and jamming, installation difficulties, and relatively slow transmission speeds, making the use of wireless technology more acceptable in many markets, including not only office networks but also industrial and broadcast installations.

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

Executive Officers

The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 25, 2012. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John S. Stroup	45	President, Chief Executive Officer, and Director
Gray G. Benoist	59	Senior Vice President
Steven Biegacki	53	Senior Vice President, Global Sales and Marketing
Kevin L. Bloomfield	60	Senior Vice President, Secretary, and General Counsel
Henk Derksen	43	Senior Vice President, Finance, and Chief Financial Officer
Christoph Gusenleitner	47	Executive Vice President, EMEA Operations and Global Connectivity Products
Naresh Kumra	41	Executive Vice President, Asia Pacific Operations
John S. Norman	51	Vice President, Controller and Chief Accounting Officer
Cathy O. Staples	61	Senior Vice President
Denis Suggs	46	Executive Vice President, Americas Operations and Global Cable Products
Nancy Wolfe	42	Senior Vice President, Human Resources

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

Gray G. Benoist served as Senior Vice President, Finance, and Chief Financial Officer from August 2006 to December 2011. He also served as Chief Accounting Officer from November 2009 to July 2011. Mr. Benoist resigned as Chief Financial Officer at the end of 2011 in anticipation of his retirement scheduled to occur in March 2012. Mr. Benoist was previously Senior Vice President, Director of Finance of the Networks Segment of Motorola Inc., a $6.3 billion business unit responsible for the global design, manufacturing, and distribution of wireless and wired telecom system solutions. During more than 25 years with Motorola, Mr. Benoist served in senior financial and general management roles across Motorola’s portfolio of businesses, including the Personal Communications Sector, Integrated and Electronic Systems Sector, Multimedia Group, Wireless Data Group, and Cellular Infrastructure Group. He has a B.S. in Finance & Accounting from Southern Illinois University and an M.B.A. from the University of Chicago.

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

Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company (title changed as reflected in the above table in February 2009) since July 2004. From August 1993 until July 2004, Mr. Bloomfield was Vice President, Secretary and General Counsel of Belden 1993 Inc. He was Senior Counsel for Cooper Industries from February 1987 to July 1993, and had been in Cooper’s Law Department from 1981 to 1993. He has a B.A. in Economics and a J.D. from the University of Cincinnati and an M.B.A. from The Ohio State University.

Henk Derksen has been Senior Vice President, Finance, and Chief Financial Officer since January 2012. Prior to that, he served as Vice President, Corporate Finance from July 2011 to December 2011 and Treasurer and Vice President, Financial Planning and Analysis of the Company from January 2010 to July 2011. In August of 2003, he became Vice President, Finance for the Company’s EMEA division, after joining the Company at the end of 2000. He was Vice President and Controller of Plukon Poultry, a food processing company from 1998 to 2000, and has 5 years experience in public accounting with Price Waterhouse and Baker Tilly. Mr. Derksen has a M.A. in Accounting from the University of Arnhem in the Netherlands and holds a doctoral degree in Business Economics in addition to an Executive Master of Finance & Control from Tias Business School in the Netherlands.

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

Naresh Kumra joined Belden in March 2006 as Vice President of Business Development, and was named Executive Vice President, Asia Pacific Operations (title changed as reflected in the above table in February 2009) in June 2006. From 1999 to 2006, he worked for McKinsey & Company, Inc., a global management consulting firm. From 1991 to 1997, he worked for industrial and electronics businesses of Schlumberger Industries in New Delhi, India, and Poitiers, France. He graduated from the Indian Institute of Technology in Delhi with a B.S. in Computer Science and has an M.B.A. from the Darden School at the University of Virginia.

John S. Norman joined Belden in May 2005 as Controller, was named Chief Accounting Officer in November 2005, and was named Vice President of Belden in February 2009. In January 2010, he became Vice President, Finance for the Company’s EMEA division. In July 2011, he became Vice President, Controller, and Chief Accounting Officer. He was vice president and controller of Graphic Packaging International Corporation, a paperboard packaging manufacturing company, from 1999 to 2003, and has 17 years experience in public accounting with PricewaterhouseCoopers, LLP. Mr. Norman has a B.S. in Accounting from the University of Missouri and is a Certified Public Accountant.

Cathy Odom Staples served as Vice President, Human Resources of the Company (title changed as reflected in the above table in February 2009) from July 2004 to February 2012, and held the same position with Belden 1993 Inc. from May 1997 through July 2004. Ms. Staples resigned from this position upon the appointment of her successor in February 2012 and in anticipation of her retirement scheduled to occur in March 2012. She was Vice President, Human Resources for Belden Electronics from May 1992 to May 1997. Ms. Staples has a B.S.B.A. in Human Resources from Drake University.

Denis Suggs joined Belden in June 2007 as Vice President, Americas Operations (title changed as reflected in the above table in February 2009). Prior to joining Belden, he held various senior executive positions at Danaher Corporation, most recently as the President, Portescap and serving as the Chairman of the Board – Portescap International, Portescap Switzerland, Danaher Motion India Private Ltd., and Airpax Company. Mr. Suggs holds a B.S. in Electrical Engineering from North Carolina State University and an M.B.A. from Duke University.

Nancy Wolfe joined Belden in February 2012 as Senior Vice President, Human Resources. Prior to joining Belden, Ms. Wolfe held various human resources, benefits and finance roles at Monsanto Company, where she was employed from 1997 to February 2012. Most recently, she was the Human Resources Lead for Monsanto’s Global Vegetable Seeds Division. Ms. Wolfe holds dual B.S. degrees in Finance and Business Administration and has an M.B.A. from Washington University in St. Louis.

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

Our strategic plan includes further acquisitions, and the extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition, and cash flows. Our business strategy involves continued acquisitions to support our growth, product portfolio, and business plans. Our ability to acquire businesses successfully may decline if we are unable to identify appropriate acquisition targets consistent with our strategic plan, the competition among potential buyers increases, or the cost of acquiring suitable businesses becomes too expensive. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Our ability to implement our business strategy and grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. Market conditions may prevent us from obtaining financing when we need it or on terms acceptable to us.

We may have difficulty integrating the operations of acquired businesses, which could negatively affect our results of operations and profitability.

We may have difficulty integrating acquired businesses and future acquisitions might not meet our performance expectations. Some of the integration challenges we might face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the acquired operations for compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues, and retention of key personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time we have to manage the other businesses. We may not be able to integrate operations successfully or cost-effectively, which could have a negative effect on our results of operations or our profitability. The process of integrating operations could also cause some interruption of, or the loss of momentum in, the activities of acquired businesses.

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

A challenging global economic environment could cause substantial reductions in our revenue and results of operations as a result of weaker demand by the end users of our products and, for some products, price erosion. Such price erosion may occur through competitors becoming more aggressive in their pricing practices, which could adversely impact our gross margins. A challenging global economy could also make it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. Our customers could also face issues gaining timely access to sufficient credit, which could have an adverse effect on our results if such events cause delays in collection or write-offs of receivables. Further, the demand for many of our products is economically sensitive and will vary with general economic activity, trends in nonresidential construction, investment in manufacturing facilities and automation, demand for information technology equipment, and other economic factors.

We face risks regarding our European operations. Economic uncertainty, such as the uncertainty arising from various European sovereign debt crises or general economic conditions, could result in a significant decline in the value of the Euro relative to the U.S. dollar, which could result in a significant adverse effect on our revenues and results of operations; could make it extremely difficult for our customers and us to accurately forecast and plan future business activities; and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles.

The global cable, connectivity, and networking industries are highly competitive.

We face competition from other manufacturers for each of our product platforms and in each of our geographic regions. These companies compete on price, reputation and quality, product technology and characteristics, and terms. Some multinational competitors have greater engineering, financial, manufacturing, and marketing resources than we have. Actions that may be taken by competitors, including pricing, business alliances, new product introductions, market penetration, and other actions, could have a negative effect on our revenue and profitability. Moreover, during economic downturns, some competitors that are highly leveraged both financially and operationally could become more aggressive in their pricing of products.

We may be unable to achieve our strategic priorities in emerging markets.

Emerging markets are a significant focus of our strategic plan, and our presence in emerging markets expanded on April 1, 2011 with our acquisition of Poliron in Brazil. The developing nature of these markets presents a number of risks. We may be unable to attract, develop, and retain appropriate talent to manage our businesses in emerging markets. Deterioration of social, political, labor, or economic conditions in a specific country or region may adversely affect our operations or financial results. Among the risks in emerging market countries are bureaucratic intrusions and delays, contract compliance failures, fluctuating currencies and interest rates, limitations on the amount and nature of investments, restrictions on permissible forms and structures of investment, unreliable legal and financial infrastructure, regime disruption and political unrest, uncontrolled inflation and commodity prices, fierce local competition with better political connections, and corruption. In addition, the costs of compliance with local laws and regulations in emerging markets may negatively impact our competitive position as compared to locally owned manufacturers.

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

We may be unable to implement our strategic plan successfully.

Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. To achieve these goals, our strategic priorities are to continue deployment of our Market Delivery System (MDS) so as to capture market share through end-user engagement, channel management, outbound marketing, and vertical strategy; improve our recruitment and development of talented associates; develop strong global connector and industrial networking product platforms; acquire businesses that fit our strategic plan; and become a leading Lean company. Lean refers to a business management system that strives to create value for customers and deliver that value to the right place, at the right time, and in the right quantities while reducing or eliminating waste from all processes. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our MDS initiative may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

Our future success depends in part on our ability to develop and introduce new products.

Our markets are characterized by the introduction of products with increasing technological capabilities, including fiber optic and wireless signal transmission solutions that compete with the copper cable solutions that comprise the majority of our revenue. The relative costs and merits of copper cable solutions, fiber optic cable solutions, and wireless solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes, which will require continued investment in engineering, research and development, capital equipment, marketing, and customer service and support. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets. Competing technologies could cause the obsolescence of many of our products. See the discussion above in Part I, Item 1, under Importance of New Products and Product Improvements; Impact of Technological Change; Impact of Acquisitions.

We rely on several key distributors in marketing our products.

The majority of our sales are through distributors. These distributors carry the products of competitors along with our products. Our largest distributor, Anixter International Inc., accounted for 16% of our revenue in 2011. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily.

In the past, we have seen some distributors acquired and consolidated. If there were further consolidation of the electronics and cable distributors, this could affect our relationships with these distributors. It could also result in consolidation of distributor inventory, which would temporarily depress our revenue. In addition, changes in the inventory levels of our products held by our distributors can result in significant variability in our revenues. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our customers, which would adversely affect our results of operations.

Changes in the price and availability of raw materials we use could be detrimental to our profitability.

Copper is a significant component of the cost of most of our products. Over the past few years, the prices of metals, particularly copper, have been highly volatile. Copper rose rapidly in price for much of this period and remains a volatile commodity. Prices of other materials we use, such as polyvinylchloride (PVC) and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings will be reduced. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings will be reduced. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenue, and we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur, this could have a negative effect on revenue and earnings.

We may experience significant variability in our quarterly and annual effective tax rate which would affect our reported net income.

We have a complex tax profile due to the global nature of our operations, which encompass multiple taxing jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly affect our effective income tax rate in the future.

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions or relatively more losses in lower tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as, for instance, required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.

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

More than half of our sales are outside the United States. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, the British pound, and the Brazilian real. In most cases, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although the realignment of our manufacturing capacity among our global facilities may alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

In addition to manufacturing facilities in the United States, we have manufacturing facilities in Canada, China, Mexico, Brazil, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws. A risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. Any disruption in our information systems or those of the third parties upon whom we rely could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement potential future information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

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

Disagreements about patents and other intellectual property rights occur in the markets we serve. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services.

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

Greenhouse gas emissions have increasingly become the subject of a large amount of attention. Legislation related to climate change has been introduced in the U.S. Congress. In addition, future regulation of greenhouse gas could occur pursuant to future U.S. treaty obligations or statutory or regulatory changes under existing environmental laws. While not all are likely to become law, additional climate change regulation may adversely affect our costs by increasing energy costs and raw material prices and requiring equipment modification or replacement.

This list of risk factors is not exhaustive. Other considerations besides those mentioned above might cause our actual results to differ from expectations expressed in any forward-looking statement.

Item 1B.     Unresolved Staff Comments

None.

Item 2.    Properties

Belden has a corporate office that it leases in St. Louis, Missouri, and various manufacturing facilities, warehouses, and sales and administration offices throughout the world. The significant facilities as of December 31, 2011, were as follows.

Used by the Americas operating segment:

Number of Properties by Country	Primary Character (M=Manufacturing, W=Warehouse)	Owned or Leased
United States-20	14 M, 6 W	9 owned 11 leased
Brazil-1	1 M	1 leased
Canada-1	1 M	1 owned
Mexico-4	4 M	4 leased

Used by the EMEA operating segment:

Number of Properties by Country	Primary Character (M=Manufacturing, W=Warehouse)	Owned or Leased
United Kingdom-1	1 M	1 owned
The Netherlands-2	1 M, 1 W	2 leased
Germany-2	2 M	1 owned 1 leased
Italy-1	1 M	1 owned
Denmark-2	1 M, 1 W	2 owned
Hungary-2	1 M, 1W	2 owned
Czech Republic-2	1 M, 1W	2 owned

Used by the Asia Pacific operating segment:

Number of Properties by Country	Primary Character (M=Manufacturing, W=Warehouse)	Owned or Leased
China-5	5 M	2 owned 3 leased
India-1	1 W	1 leased
Australia-1	1 W	1 leased
Singapore-1	1 W	1 leased

The total size of all Americas, EMEA, and Asia Pacific operating segment locations is 3.5 million square feet, 1.2 million square feet, and 1.8 million square feet, respectively. We believe our physical facilities are suitable for their present and intended purposes and adequate for our current level of operations.

Item 3.    Legal Proceedings

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 112 of which are pending as of February 1, 2012, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through February 1, 2012, we have been dismissed, or reached agreement to be dismissed, in more than 400 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “BDC.”

As of February 21, 2012, there were 474 record holders of common stock of Belden Inc.

We paid a dividend of $0.05 per share in each quarter of 2011 and 2010. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2011 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$40.41	$39.48	$38.26	$35.94
Low	$33.19	$31.21	$25.47	$23.24

	2010 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$28.36	$31.51	$26.85	$38.85
Low	$20.18	$21.44	$21.60	$25.86

Set forth below is information regarding our stock repurchases for the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2011 through October 30, 2011	—	$—	—	$125,000,000
October 31, 2011 through November 27, 2011	89,660	32.54	89,660	122,082,000
November 28, 2011 through December 31, 2011	678,605	32.54	678,605	100,000,000

Total	768,265	$32.54	768,265	$100,000,000

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. As of December 31, 2011, we have repurchased 1.6 million shares of our common stock under the program for an aggregate cost of $50.0 million and an average price of $30.58.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2011, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Dow Jones Electronic & Electrical Equipment Index. The comparison assumes $100 was invested on December 31, 2006, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return(1)

Total Return To Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentage
	2007	2008	2009	2010	2011
Belden Inc.	14.3%	–52.8%	6.2%	69.2%	–9.1%
S&P 500 Index	5.5%	–37.0%	26.5%	15.1%	2.1%
Dow Jones Electronic & Electrical Equipment	18.9%	–46.6%	47.7%	31.9%	–9.5%

	Indexed Returns
	Years Ending December 31,
	2006	2007	2008	2009	2010	2011
Belden Inc.	$100.00	$114.30	$54.00	$57.34	$96.99	$88.18
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
Dow Jones Electronic & Electrical Equipment	100.00	118.89	63.50	93.77	123.66	111.87

(1)	This chart and the accompanying data are “furnished,” not “filed,” with the SEC.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of operations data:
Revenues	$1,981,953	$1,617,090	$1,362,016	$1,992,168	$2,032,841
Operating income (loss)	187,006	129,189	36,370	(281,545)	220,736
Income (loss) from continuing operations	115,253	69,298	(7,265)	(316,650)	136,195
Basic income (loss) per share from continuing operations	2.45	1.48	(0.16)	(7.09)	3.03
Diluted income (loss) per share from continuing operations	2.40	1.45	(0.16)	(7.09)	2.71
Balance sheet data:
Total assets	1,788,120	1,696,484	1,620,578	1,658,393	2,068,392
Long-term debt	550,926	551,155	543,942	590,000	350,000
Long-term debt, including current maturities	550,926	551,155	590,210	590,000	458,744
Stockholders’ equity	694,549	638,515	551,048	570,868	1,072,206
Other data:
Basic weighted average common shares outstanding	47,109	46,805	46,594	44,692	44,877
Diluted weighted average common shares outstanding	48,104	47,783	46,594	44,692	50,615
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In 2011, we acquired ICM, Poliron, and Byres Security. The results of operations of these entities are included in our operating results from their respective acquisition dates. During 2011, we recognized severance expense of $5.0 million and asset impairment charges of $2.5 million.

In 2010, we acquired GarrettCom and the Communications Products business of Thomas & Betts during our fiscal fourth quarter. The results of operations of these entities are included in our operating results from their respective acquisition dates. During 2010, we recognized expenses from the effects of purchase accounting of $6.5 million, severance expense of $1.1 million, and asset impairment charges of $16.6 million.

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

In 2007, we acquired Hirschmann Automation and Control GmbH (Hirschmann), LTK Wiring Co. Ltd. (LTK), and Lumberg Automation Components (Lumberg Automation) during our fiscal second quarter. The results of operations of these entities are included in our operating results from their respective acquisition dates. During 2007, we recognized expenses from the effects of purchase accounting of $15.8 million and severance expense of $4.2 million, asset impairment charges of $3.3 million, and adjusted depreciation expense of $0.2 million related to our various restructuring actions. We also recognized an $8.6 million gain on sales of assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design and manufacture a portfolio of cable, connectivity, and networking products, which we market through regional business segments to industrial, enterprise, broadcast, and consumer electronics markets. We strive to create shareholder value by:

•	Delivering highly engineered signal transmission solutions for mission-critical applications in a diverse set of global markets;

•

Capturing additional market share by using our Market Delivery System to improve channel and end-user relationships, and concentrate sales efforts on customers in higher growth geographies and vertical end-markets;

•	Investing in both organic and inorganic growth in fast-growing emerging markets and in activities that improve our ability to offer complete solutions;

•

Continuously improving our people, processes, and systems through scalable, flexible, and sustainable business systems for talent management, Lean enterprise, and acquisition cultivation and integration;

•	Managing our product portfolio to eliminate low-margin revenue and increase revenue in higher margin and strategically important products;

•	Protecting and enhancing the value of the Belden brand and our family of brands.

We believe our proven business systems, expanded portfolio of connectivity and networking products, exposure to high-growth vertical end-markets, and our expanding position within emerging market geographies present a unique value proposition that increases shareholder value.

To accomplish these goals, we use a set of tools and processes that are designed to continuously improve business performance in the critical areas of quality, delivery, cost, and innovation. We consider revenue growth, operating margin, cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators. We also seek to acquire businesses that we believe can help us achieve these objectives. The extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition, and cash flows.

We generated approximately 54% of our sales outside of the United States in 2011. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. We continue to operate in a highly competitive business environment in our served markets and geographies. Our market and geographic diversity limits the impact of any one market or the economy of any single country on our consolidated operating results. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, we use indices concerning general economic trends to predict our outlook for the future given the broad range of products manufactured and end markets served.

We generated year-over-year revenue increases in each quarter during 2011 due to our acquisitions completed in 2010 and 2011 as well as growth in many of our end markets. As a result, consolidated revenues for 2011 increased 23% over 2010.

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

Significant Trends and Events in 2011

The following trends and events during 2011 have had varying effects on our financial condition, results of operations, and cash flows.

Acquisitions

We completed three acquisitions during 2011. We acquired ICM for cash of $21.8 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer located in Denver, Colorado. ICM’s strong brands and technology enhance our portfolio of broadcast products. We acquired Poliron for cash of $28.7 million on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil, and the acquisition of Poliron expands our presence in emerging markets. We acquired Byres Security for cash of $7.2 million on August 31, 2011. Byres Security is an industrial network security company located in Vancouver, Canada. The acquisition of Byres expands our networking product capabilities.

The results of operations of ICM, Poliron, and Byres Secuirty have been included in our results of operations from their respective acquisition dates. Both ICM and Poliron are reported within the Americas segment, and Byres Security is reported within the EMEA segment.

Commodity prices

Our operating results can be affected by changes in prices of commodities, primarily copper, silver, and compounds, which are components in some of the products we sell. Generally, as the costs of inventory purchases increase due to higher commodity prices, we raise selling prices to customers to cover the increase in costs, resulting in higher sales revenue but a lower gross profit percentage. Conversely, a decrease in commodity prices would result in lower sales revenue but a higher gross profit percentage. Selling prices of our products are affected by many factors, including end market demand, capacity utilization, overall economic conditions, and commodity prices. Importantly, however, there is no exact measure of the effect of changing commodity prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices or other commodity prices are estimates.

Results of Operations

Consolidated Continuing Operations

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
		(In thousands, except percentages)
Revenues	$1,981,953	$1,617,090	$1,362,016	22.6%	18.7%
Gross profit	571,819	467,294	387,685	22.4%	20.5%
Selling, general and administrative expenses	325,950	279,677	262,473	16.5%	6.6%
Research and development	55,711	42,605	40,441	30.8%	5.4%
Operating income	187,006	129,189	36,370	44.8%	255.2%
Income (loss) from continuing operations before taxes	139,891	82,012	(6,090)	70.6%	1446.7%
Income (loss) from continuing operations	115,253	69,298	(7,265)	66.3%	1053.9%

2011 Compared to 2010

Revenues increased in 2011 compared to 2010 for the following reasons:

•

Increases in unit sales volume, primarily due to market growth and increased share in many of our end markets, as well as pricing changes related to non-copper commodity cost increases and other pricing changes resulted in an increase in revenues of $130.3 million.

•	Acquisitions contributed $124.2 million to the increase in revenues.

•	An increase in sales prices due to increased copper costs resulted in an estimated revenue increase of approximately $75 million.

•

Favorable currency translation resulted in a revenue increase of $35.4 million. While the favorable currency translation was primarily due to the euro strengthening against the U.S. dollar, there was also favorable currency translation due to the Canadian dollar and Chinese renminbi strengthening against the U.S. dollar.

Gross profit increased in 2011 compared to 2010 due to the increases in revenues as discussed above. Gross profit also increased due to improved product group mix, which reflects more revenues from our relatively higher gross profit margin networking and connectivity products as compared to cable products. Our acquisitions completed in 2010 and 2011 contributed to the increase in gross profit for the year. In addition, gross profit increased due to decreases in severance and other restructuring costs of $9.0 million from 2010 to 2011.

Selling, general and administrative expenses increased in 2011 compared to 2010. The increases are primarily due to investments in our strategic initiatives, including our Market Delivery System and Talent Management. The increases are also due to our acquisitions completed in 2010 and 2011. The year- over-year percentage increases in selling, general and administrative expenses were less than the percentage increases in revenues due to the benefits of the successful execution of our Lean Enterprise strategies.

The increases in research and development costs in 2011 compared to 2010 are primarily due to our recent acquisitions. The increases in costs are also due in part to increases in new product development costs, primarily for networking products.

Operating income increased in 2011 compared to 2010 due to the increases in revenues and gross profit and the other factors discussed above. In addition, operating income increased due to the benefits of our completed global restructuring actions, the successful execution of our regional manufacturing and Lean enterprise strategies, and our recent acquisitions. Operating income also increased due to a decrease in asset impairment charges of $14.0 million from 2010 to 2011.

Income from continuing operations before taxes increased in 2011 compared to 2010 due to the increases in operating income discussed above and decreases in interest expense. Interest expense in 2010 included a $2.9 million loss on derivative and hedging activity. There were no losses on derivative and hedging activities in 2011. These increases in income for 2011 were partially offset by decreases in other income. In 2010, we recognized $1.5 million of other income due to an escrow settlement related to a prior acquisition. There was no other income in 2011.

We recognized income tax expense of $24.6 million in 2011. Our effective tax rate for 2011 was 17.6% compared to 15.5% in 2010. This change is primarily attributable to the jurisdictional mix of income from continuing operations before taxes. In addition, income tax expense for 2011 reflects a net $8.0 million benefit due to the reduction of deferred tax asset valuation allowances primarily in foreign jurisdictions and a $1.3 million benefit due to the reduction of our reserve for uncertain tax positions, primarily due to the settlement of a foreign tax audit. Income tax expense for 2010 included a $1.9 million benefit due to the settlement of a foreign tax audit.

2010 Compared to 2009

Revenues increased in 2010 compared to 2009 primarily for the following reasons:

•	An increase in unit sales volume due to the recovery of demand and increased market share in many of our end markets resulted in a revenue increase of $159.5 million.

•	An increase in copper prices resulted in estimated sales price increases of approximately $75 million.

•	An increase in revenues of $14.7 million from the full year inclusion of the Company’s 2009 acquisition.

The remaining increase in revenue was due to favorable currency translation.

Gross profit increased in 2010 compared to 2009 due to the increase in revenue as discussed above and decreases in severance and other restructuring costs. In 2009, cost of sales included $37.8 million of severance and other restructuring costs related primarily to global restructuring actions to streamline our manufacturing functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced in 2009 throughout the global economy. Other restructuring costs include equipment transfer costs, contract termination costs, employee relocation costs, and other restructuring related charges. In 2010, cost of sales included $12.0 million of such severance and other restructuring costs.

Selling, general and administrative expenses increased in 2010 compared to 2009. This increase was primarily due to investments in our strategic initiatives, including our Market Delivery System and Talent Management, as demand in our end markets improved.

The increase in research and development costs in 2010 compared to 2009 was primarily due to higher payroll costs associated with the employees engaged in our research and development activities.

Operating income increased in 2010 compared to 2009 due to the increases in revenues and gross profit and the other factors discussed above. In addition, operating income increased due to a decrease in asset impairment charges of $11.2 million. Also, operating income in 2009 was negatively impacted by a loss on the sale of a German cable business of $17.2 million. We did not recognize any losses on sales of assets in 2010.

Income from continuing operations increased in 2010 compared to 2009 primarily related to the substantial improvement in operating income offset minimally by higher interest expense associated with a full year of interest on our senior subordinated notes issued in June 2009 and the results of our interest hedging activities. In addition, in 2009 we recognized $1.5 million of other expense for fees paid related to an amendment of our senior secured credit facility. We did not recognize any other expense in 2010.

Our annual effective tax rate was 15.5% in 2010 compared to -19.3% in 2009. While we recorded a tax expense on a pre-tax loss in 2009 primarily due to an increase in the valuation allowances recorded against deferred tax assets established with respect to net operating loss carryforwards, we recorded a tax expense on pre-tax income at a 15.5% rate in 2010 due primarily to the lower income tax rates on income earned in foreign jurisdictions.

Americas Segment

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
		(In thousands, except percentages)
Total revenues	$1,259,257	$984,718	$810,058	27.9%	21.6%
Operating income	144,820	98,633	72,907	46.8%	35.3%
as a percent of total revenues	11.5%	10.0%	9.0%

Americas total revenues, which include affiliate revenues, increased in 2011 compared to 2010. Acquisitions contributed $123.5 million to the increase in revenues. Higher unit sales volume, as well as pricing changes related to non-copper commodity cost increases and other pricing changes resulted in an increase in revenues of $106.2 million. Higher selling prices due to increases in copper costs contributed an estimated $44 million to the increase in revenues. The increase in revenues was also due to favorable currency translation of $7.3 million resulting primarily from the Canadian dollar strengthening against the U.S. dollar. The increases in revenues were partially offset by changes in affiliate sales, which resulted in decreases in revenues of $6.5 million.

Operating income increased in 2011 compared to 2010 primarily due to the increases in revenues discussed above. In addition, operating income increased due to improved product group mix, which reflects more revenues from our relatively higher gross profit margin networking and connectivity product platforms as compared to cable products, as well as the results of our lean enterprise initiatives. Operating income also increased due to reductions in severance and other restructuring costs and asset impairment charges of $14.9 million.

Americas total revenues increased $88.8 million in 2010 over 2009 due to increased market share and higher unit sales volume as demand in the segment’s North American markets recovered from their weakness during 2009. An increase in copper prices resulted in higher selling prices that contributed an estimated $44 million to the increase in revenues. The remaining increase in revenues was the result of favorable currency translation as the Canadian dollar strengthened against the U.S. dollar and from the full year inclusion of our 2009 acquisition.

Operating income increased in 2010 over 2009 primarily due to the increase in gross profit associated with the increase in revenue discussed above. In addition, in 2010 the segment recognized $17.0 million in severance, other restructuring charges, and asset impairment charges as well as $6.6 million of costs associated with the segment’s two acquisitions during 2010 compared to $21.5 million of such costs in 2009.

EMEA Segment

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
		(In thousands, except percentages)
Total revenues	$532,633	$442,281	$400,453	20.4%	10.4%
Operating income (loss)	84,097	47,091	(22,885)	78.6%	305.8%
as a percent of total revenues	15.8%	10.6%	–5.7%

EMEA total revenues, which include affiliate revenues, increased in 2011 compared to 2010 due to higher affiliate sales of $40.8 million. Higher unit sales volume, as well as pricing changes related to non-copper commodity cost increases and other pricing changes, resulted in an increase in revenues of $22.6 million for 2011. The increase in revenues was also due to favorable currency translation of $20.6 million resulting primarily from the euro strengthening against the U.S. dollar. Higher selling prices due to increases in copper costs contributed an estimated $6 million to the increase in revenues. Acquisitions resulted in a $0.4 million increase in revenues.

Operating income increased in 2011 over 2010 primarily due to the increases in revenues discussed above. Operating income also increased due to improved product group mix, which reflects more revenues from our relatively higher gross profit margin networking and connectivity product platforms as compared to cable products. An increase in income from our equity method investment in a joint venture in China contributed $1.2 million to the increase in operating income. Operating income was positively impacted by decreases in restructuring costs and asset impairment charges of $6.7 million from 2010 to 2011.

EMEA total revenues increased $52.8 million in 2010 over 2009 due to increased market share and higher unit sales volume as demand in the segment’s served markets strengthened and due to higher affiliate sales of $21.2 million. These increases were partially offset by unfavorable currency translation of $17.9 million primarily from the U.S. dollar strengthening against the euro and by lost revenues of $17.7 million from the disposition of a German cable business in 2009. The remaining increase in revenue was due to an increase in copper prices.

Operating income increased in 2010 over 2009 primarily due to the increase in revenues discussed above and a decrease in impairment charges and other restructuring costs. In 2010, the segment recognized $10.5 million in restructuring costs and impairment charges, while in 2009 it recognized $77.3 million in restructuring costs, impairment charges, and loss on the sale of assets.

Asia Pacific Segment

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
		(In thousands, except percentages)
Total revenues	$350,972	$315,537	$250,250	11.2%	26.1%
Operating income	25,343	29,555	17,892	–14.3%	65.2%
as a percent of total revenues	7.2%	9.4%	7.1%

Asia Pacific total revenues, which include affiliate revenues, increased in 2011 compared to 2010 primarily due to higher selling prices as a result of an estimated increase in copper costs of $25 million. Favorable currency translation, primarily from the Chinese renminbi strengthening against the U.S. dollar, resulted in $7.4 million of the increase in revenues. Higher unit sales volume, as well as pricing changes related to non-copper commodity costs and other pricing changes, resulted in an increase in revenue of $1.9 million. Higher affiliate sales contributed $1.1 million to the increase in revenues.

Operating income decreased in 2011 compared to 2010. A challenging pricing environment and decreased demand in the consumer electronics end market resulted in negative operating income for our consumer electronics business in the segment. We are evaluating strategic alternatives to address this underperforming business in the Asia Pacific segment. Operating income also decreased due to strategic investments in the region, including investments in the Market Delivery System, Lean Enterprise, and Talent Management. In addition, operating income decreased due to a $1.4 million increase in severance costs in 2011 compared to 2010.

Asia Pacific total revenues increased in 2010 over 2009, due to higher unit sales volume of $34.5 million as demand in the segment’s served markets recovered and an estimated $31 million in higher sales from the impact of higher copper prices during 2010.

Operating income increased in 2010 over 2009 primarily due to the increase in revenues discussed above.

Product Group Information

Revenues by major product group were as follows:

				Percentage change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
		(In thousands, except percentages)
Cable products	$1,385,867	$1,213,871	$1,039,541	14.2%	16.8%
Networking products	307,188	214,251	178,714	43.4%	19.9%
Connectivity products	288,898	188,968	143,761	52.9%	31.4%

The primary reasons for the increase in our cable product revenue from 2010 to 2011 were an estimated $75 million increase in copper prices, a $48.0 million increase in volume, and a $26.0 million increase due to acquisitions. For our networking products, the primary reasons for the increase in revenue from 2010 to 2011 were an increase in volume of $56.7 million and the impact of our acquisitions completed in 2010 and 2011, which contributed $28.9 million of the revenue increase. The primary reasons for the increase in revenue from connectivity products in 2011 compared to 2010 were our completed acquisitions, which contributed $69.3 million to the increase in revenues, and an increase in volume of $25.7 million. The remaining increases were due to the impact of favorable currency translation.

The increase in cable product revenue from 2009 to 2010 was due to estimated sales price increases of approximately $75 million due to increases in copper prices as well as an increase in volume and favorable currency translation. Acquisitions contributed $14.7 million to the increase in networking product revenue from 2009 to 2010. The remainder of the increase in networking product revenue was due to increases in volume and favorable currency translation. The increase in connectivity product revenue from 2009 to 2010 was due to increases in volume and favorable currency translation.

Networking and connectivity products as a percentage of our total revenues increased from 24% and 25% in 2009 and 2010, respectively, to 30% in 2011. In general, we realize higher gross profit margins on our revenues from networking and connectivity products as compared to our cable products.

Discontinued Operations

During 2010, we sold Trapeze for $152.1 million in cash. We acquired Trapeze in 2008. The sale of Trapeze generated an after tax gain of $44.8 million, which is included in discontinued operations. The results of operations for Trapeze have also been included in discontinued operations.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. Interest expense associated with these uncertain tax positions is included in discontinued operations.

See Note 4 to the Consolidated Financial Statements for more information about these matters.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) exercises of stock options, (4) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2012 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended December 31,
	2011	2010
	(In thousands)
Net cash provided by (used for):
Operating activities	$184,563	$111,549
Investing activities	(99,359)	(8,352)
Financing activities	(56,317)	(48,415)
Effects of currency exchange rate changes on cash and cash equivalents	(4,824)	(5,008)

Increase in cash and cash equivalents	24,063	49,774
Cash and cash equivalents, beginning of year	358,653	308,879

Cash and cash equivalents, end of year	$382,716	$358,653

Net cash provided by operating activities, a key source of our liquidity, increased by $73.0 million in 2011 compared to 2010. The $46.0 million increase in income from continuing operations is the most significant factor impacting the increase in net cash provided by operating activities.

In addition, net cash provided by operating activities increased in 2011 compared to 2010 due to changes in operating assets and liabilities. In 2011, changes in operating assets and liabilities were a source of cash of $13.9 million, as compared to a use of cash of $14.5 million in 2010. Accounts receivable were a source of cash of $4.7 million in 2011 compared to a use of cash of $39.5 million in 2010. While revenue increased by 23% in 2011 compared to 2010, our days’ sales outstanding improved from 62 days as of December 31, 2010 to 58 days as of December 31, 2011. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter. The improvement in net cash provided by operating activities due to changes in accounts receivable were partially offset by changes in accounts payable and accrued liabilities. In 2011, accounts payable and accrued liabilities were a source of cash of $21.6 million, compared to a source of cash of $30.3 million in 2010. Our days’ payables outstanding decreased from 84 days as of December 31, 2010 to 81 days as of December 31, 2011. We calculate days’ payables outstanding by dividing accounts payable and accrued liabilities as of the end of the quarter by the average daily cost of sales and selling, general and administrative expenses.

Net cash used for investing activities totaled $99.4 million in 2011 compared to $8.4 million in 2010. Investing activities in 2011 included payments for our acquisitions, net of cash acquired, of $60.5 million, primarily for our acquisitions of ICM, Poliron, and Byres Security. Investing activities in 2011 also included capital expenditures of $40.1 million and the receipt of $1.2 million of proceeds from the sale of tangible assets, primarily real estate in the Americas segment. Investing activities in 2010 included the receipt of $139.0 million of proceeds from the sale of businesses and tangible assets, primarily from our sale of Trapeze. Investing activities in 2010 also included $119.1 million of payments for our acquisitions, net of cash acquired, of GarrettCom and the Communications Products business of Thomas & Betts, and capital expenditures of $28.2 million. We anticipate that future capital expenditures will be funded with available cash.

Net cash used for financing activities totaled $56.3 million in 2011 compared to $48.4 million 2010. The most significant component of cash used for financing activities in 2011 was payments under our share repurchase program of $50.0 million through prepaid variable share repurchase agreements. In 2011, we also paid $9.4 million and $3.3 million of cash dividends and debt issuance costs, respectively, and we received $4.6 million of proceeds from the exercise of stock options. The most significant component of cash used for financing activities in 2010 was the repayment of $46.3 million of outstanding borrowings under our revolving credit facility. In 2010, we also paid $9.4 million of cash dividends, and we received $4.2 million and $3.2 million of proceeds from the termination of derivative instruments and the exercise of stock options, respectively.

Our cash and cash equivalents balance was $382.7 million as of December 31, 2011. Of this amount, $290.2 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of December 31, 2011, consisted of $350.0 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of December 31, 2011, there were no outstanding borrowings under our senior secured credit facility, and we had $386.0 million in available borrowing capacity. We were in compliance with all of the amended covenants of the facility as of December 31, 2011. Note 12 to the Consolidated Financial Statements contains an additional discussion regarding our various borrowing arrangements.

Contractual obligations outstanding at December 31, 2011, have the following scheduled maturities:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations(1)(2)	$550,000	$—	$—	$—	$550,000
Interest payments on long-term debt obligations	273,500	43,000	86,000	86,000	58,500
Operating lease obligations(3)	65,048	14,944	21,081	10,401	18,622
Purchase obligations(4)	29,601	29,601	—	—	—
Other commitments(5)	23,199	15,548	5,864	1,787	—
Pension and other postemployment obligations	135,068	16,714	31,606	31,035	55,713

Total	$1,076,416	$119,807	$144,551	$129,223	$682,835

(1)	As described in Note 12 to the Consolidated Financial Statements.

(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.

(3)	As described in Note 19 to the Consolidated Financial Statements.

(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)	Represents obligations for uncertain tax positions (see Note 14 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Standby financial letters of credit	$7,427	$7,299	$128	$—	$—
Bank guarantees	4,858	4,858	—	—	—
Surety bonds	1,716	1,716	—	—	—

Total	$14,001	$13,873	$128	$—	$—

Standby financial letters of credit, guarantees, and surety bonds are generally issued to secure obligations we have for a variety of commercial reasons such as workers compensation self-insurance programs in several states and the importation and exportation of product.

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

Deferred Tax Assets

We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and income before taxes under generally accepted accounting principles. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. We are required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether to record a deferred tax asset valuation allowance for part or all of a deferred tax asset.

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

We also have significant tax credit carryforwards in the United States on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. We expect to generate enough taxable income in the future to utilize these tax credits. Furthermore, in 2012 we expect to continue implementation of tax planning strategies that will help generate sufficient foreign source income in the carryforward period.

We include in our deferred income tax liabilities those amounts that may be owing to Cooper Industries under the tax sharing agreement that we entered into with Cooper prior to our initial public offering in October 1993. The tax sharing agreement would require us to pay to Cooper the majority of any tax benefits realized as a result of the step-up in basis of our assets at the time of our initial public offering, which has primarily included amortization deductions.

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

We do not amortize goodwill, but test it annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Americas, EMEA, and Asia Pacific) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified five reporting units within Americas, four reporting units within EMEA, and two reporting units within Asia Pacific for purposes of goodwill impairment testing.

In 2011, we adopted new accounting guidance related to our goodwill impairment evaluation that allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We make this evaluation based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then we calculate and compare the fair value of a reporting unit to its carrying value, as described in the paragraph below. In 2011, we performed the qualitative assessment for all but two of our reporting units with goodwill. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.

When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. For example, in our 2011 quantitative goodwill impairment analyses performed, the discount rates for our reporting units ranged from 13.5% to 16.5% and the long-term growth rates ranged from 0% to 4%. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

We determined that none of our goodwill was impaired during 2011. The fair values of our reporting units were substantially in excess of the carrying values as of our most recent impairment testing date, except for one recently acquired reporting unit.

The relationship between the fair value of a reporting unit and the carrying value of a reporting unit is influenced by many factors, including the length of time that has passed since the reporting unit was initially acquired. Upon acquisition, the carrying value of a reporting unit typically approximates its fair value. As such, the fair value of a recently acquired reporting unit typically is not substantially in excess of its carrying value.

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

Currency Exchange Rate Risk

For most of our products, the currency in which we sell the product is the same as the currency in which we incur the costs to manufacture the product, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. We did not have any foreign currency derivatives outstanding as of December 31, 2011.

We generally view our investments in international subsidiaries with functional currencies other than the United States dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, we are exposed primarily to exchange rate movements between the United States dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, and Brazilian real. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $337.6 million and $258.3 million at December 31, 2011 and 2010, respectively. We estimate a one percent change of the United States dollar relative to foreign currencies would have changed 2011 pre-tax income (loss) of our foreign operations by less than $1.0 million. This sensitivity analysis has inherent limitations as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the United States dollar over time.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2011.

The following table presents unconditional copper purchase obligations outstanding at December 31, 2011. The unconditional copper purchase obligations will settle during 2012.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	6,972
Weighted average price per pound	$3.45

Commitment amounts	$24,053	$23,916

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

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the year ended December 31, 2011. During 2010, we entered into and exited from interest rate derivative instruments. See Note 13 to the Consolidated Financial Statements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2011.

	Principal Amount by Expected Maturity			Fair Value
	2012	Thereafter	Total
	(In thousands, except interest rates)
Fixed-rate senior subordinated notes	$—	$350,000	$350,000	$347,375
Average interest rate		7.00%
Fixed-rate senior subordinated notes	$—	$200,000	$200,000	$214,000
Average interest rate		9.75%

Total			$550,000	$561,375

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. At December 31, 2011, we had $33.0 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 11% of our total accounts receivable outstanding at December 31, 2011. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 29, 2012

Belden Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$382,716	$358,653
Receivables, net	299,070	298,266
Inventories, net	202,143	175,659
Deferred income taxes	19,660	9,473
Other current assets	21,832	18,804

Total current assets	925,421	860,855
Property, plant and equipment, less accumulated depreciation	286,933	278,866
Goodwill	348,032	322,556
Intangible assets, less accumulated amortization	151,683	143,820
Deferred income taxes	12,219	27,565
Other long-lived assets	63,832	62,822

	$1,788,120	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227,571	$212,084
Accrued liabilities	153,995	145,840

Total current liabilities	381,566	357,924
Long-term debt	550,926	551,155
Postretirement benefits	131,237	112,426
Other long-term liabilities	29,842	36,464
Stockholders’ equity:
Preferred stock, par value $0.01 per share — 2,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share — 200,000 shares authorized; 50,335 shares issued; 45,825 and 47,045 shares outstanding at 2011 and 2010, respectively	503	503
Additional paid-in capital	601,484	595,519
Retained earnings	276,363	171,568
Accumulated other comprehensive loss	(22,709)	(8,919)
Treasury stock, at cost — 4,510 and 3,290 shares at 2011 and 2010, respectively	(161,092)	(120,156)

Total stockholders’ equity	694,549	638,515

	$1,788,120	$1,696,484

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$1,981,953	$1,617,090	$1,362,016
Cost of sales	(1,410,134)	(1,149,796)	(974,331)

Gross profit	571,819	467,294	387,685
Selling, general and administrative expenses	(325,950)	(279,677)	(262,473)
Research and development	(55,711)	(42,605)	(40,441)
Amortization of intangibles	(13,772)	(11,189)	(9,871)
Income from equity method investment	13,169	11,940	6,405
Asset impairment	(2,549)	(16,574)	(27,751)
Loss on sale of assets	—	—	(17,184)

Operating income	187,006	129,189	36,370
Interest expense	(48,126)	(49,826)	(41,962)
Interest income	1,011	1,184	1,043
Other income (expense)	—	1,465	(1,541)

Income (loss) from continuing operations before taxes	139,891	82,012	(6,090)
Income tax expense	(24,638)	(12,714)	(1,175)

Income (loss) from continuing operations	115,253	69,298	(7,265)
Loss from discontinued operations, net of tax	(908)	(5,686)	(17,636)
Gain from disposal of discontinued operations, net of tax	—	44,847	—

Net income (loss)	$114,345	$108,459	$(24,901)

Weighted average number of common shares and equivalents:
Basic	47,109	46,805	46,594
Diluted	48,104	47,783	46,594

Basic income (loss) per share:
Continuing operations	$2.45	$1.48	$(0.16)
Discontinued operations	(0.02)	(0.11)	(0.37)
Disposal of discontinued operations	—	0.95	—

Net income (loss)	$2.43	$2.32	$(0.53)

Diluted income (loss) per share:
Continuing operations	$2.40	$1.45	$(0.16)
Discontinued operations	(0.02)	(0.11)	(0.37)
Disposal of discontinued operations	—	0.93	—

Net income (loss)	$2.38	$2.27	$(0.53)

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$114,345	$108,459	$(24,901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,174	55,279	55,857
Share-based compensation	11,241	12,177	11,748
Pension funding less than (greater than) pension expense	3,812	(4,289)	(8,973)
Asset impairment	2,549	16,574	27,751
Deferred income tax expense (benefit)	2,294	(11,577)	(23,421)
Provision for inventory obsolescence	1,160	3,210	4,550
Non-cash loss on derivatives and hedging instruments	—	2,893	—
Loss (gain) on sale of businesses and tangible assets	—	(44,847)	17,184
Tax deficiency (benefit) related to share-based compensation	(1,790)	110	1,564
Income from equity method investment	(13,169)	(11,940)	(6,405)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	4,680	(39,458)	52,369
Inventories	(22,873)	(14,031)	50,645
Accounts payable	9,281	38,513	9,728
Accrued liabilities	12,317	(8,203)	(30,919)
Accrued taxes	(55)	(3,793)	7,597
Other assets	12,219	27,209	10,629
Other liabilities	(1,622)	(14,737)	(3,193)

Net cash provided by operating activities	184,563	111,549	151,810
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(60,519)	(119,110)	(20,703)
Capital expenditures	(40,053)	(28,194)	(40,377)
Proceeds from disposal of businesses and tangible assets	1,213	138,952	2,031

Net cash used for investing activities	(99,359)	(8,352)	(59,049)
Cash flows from financing activities:
Payments under share repurchase program	(50,000)	—	—
Cash dividends paid	(9,410)	(9,412)	(9,373)
Debt issuance costs	(3,296)	—	(11,810)
Payments under borrowing arrangements	—	(46,268)	(193,732)
Borrowings under credit arrangements	—	—	193,732
Cash received upon termination of derivative instruments	—	4,217	—
Tax benefit (deficiency) related to share-based compensation	1,790	(110)	(1,564)
Proceeds from exercise of stock options	4,599	3,158	699

Net cash used for financing activities	(56,317)	(48,415)	(22,048)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,824)	(5,008)	10,753

Increase in cash and cash equivalents	24,063	49,774	81,466
Cash and cash equivalents, beginning of period	358,653	308,879	227,413

Cash and cash equivalents, end of period	$382,716	$358,653	$308,879

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock		Translation Component of Equity	Pension and Postretirement Liability
	Shares	Amount			Shares	Amount			Total
			(In thousands)
Balance at December 31, 2008	50,335	$503	$585,704	$106,949	(3,844)	$(132,515)	$45,675	$(35,448)	$570,868
Net loss	—	—	—	(24,901)	—	—	—	—	(24,901)
Foreign currency translation	—	—	—	—	—	—	12,385	—	12,385
Adjustments to pension and postretirement liability, net of $0.8 million tax	—	—	—	—	—	—	—	(7,998)	(7,998)

Comprehensive loss									(20,514)
Exercise of stock options, net of tax withholding forfeitures	—	—	5	—	33	694	—	—	699
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(4,007)	—	136	3,210	—	—	(797)
Share-based compensation	—	—	10,184	—	—	—	—	—	10,184
Dividends ($0.20 per share)	—	—	31	(9,423)	—	—	—	—	(9,392)

Balance at December 31, 2009	50,335	$503	$591,917	$72,625	(3,675)	$(128,611)	$58,060	$(43,446)	$551,048
Net income	—	—	—	108,459	—	—	—	—	108,459
Foreign currency translation	—	—	—	—	—	—	(25,965)	—	(25,965)
Adjustments to pension and postretirement liability, net of $1.0 million tax	—	—	—	—	—	—	—	2,432	2,432

Comprehensive income									84,926
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,322)	—	177	4,020	—	—	2,698
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(7,166)	—	208	4,435	—	—	(2,731)
Share-based compensation	—	—	12,067	—	—	—	—	—	12,067
Dividends ($0.20 per share)	—	—	23	(9,516)	—	—	—	—	(9,493)

Balance at December 31, 2010	50,335	$503	$595,519	$171,568	(3,290)	$(120,156)	$32,095	$(41,014)	$638,515
Net income	—	—	—	114,345	—	—	—	—	114,345
Foreign currency translation	—	—	—	—	—	—	(4,632)	—	(4,632)
Adjustments to pension and postretirement liability, net of $4.8 million tax	—	—	—	—	—	—	—	(9,158)	(9,158)

Comprehensive income									100,555
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,214)	—	264	6,076	—	—	3,862
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(4,852)	—	151	2,988	—	—	(1,864)
Share repurchase program	—	—	—	—	(1,635)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	13,031	—	—	—	—	—	13,031
Dividends ($0.20 per share)	—	—	—	(9,550)	—	—	—	—	(9,550)

Balance at December 31, 2011	50,335	$503	$601,484	$276,363	(4,510)	$(161,092)	$27,463	$(50,172)	$694,549

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

Reclassifications

We have made certain reclassifications to the 2010 and 2009 Consolidated Financial Statements with no impact to reported net income (loss) in order to conform to the 2011 presentation.

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

As of and during the years ended December 31, 2011 and 2010, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Notes 9 and 10) and derivatives and hedging instruments (see Note 13). We did not have any transfers between Level 1 and Level 2 fair value measurements during the year.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair values of these cash equivalents as of December 31, 2011 and 2010 were $62.3 million and $148.1 million, respectively, and are based on quoted market prices in active markets.

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Adjustments recognized against our gross accounts receivable balance at December 31, 2011 and 2010 totaled $14.4 million and $12.7 million, respectively.

We evaluate the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense of $1.1 million, $0.9 million and $1.4 million in 2011, 2010, and 2009, respectively. The allowance for doubtful accounts at December 31, 2011 and 2010 totaled $2.6 million and $2.7 million, respectively.

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2011 and 2010 totaled $18.6 million and $22.3 million, respectively.

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

Intangible Assets

Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relationships, and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill and trademarks. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the estimated useful lives of the related assets ranging from less than one year for backlog to in excess of 25 years for certain of our customer relationships.

We evaluate goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. In 2011, we adopted new accounting guidance related to our goodwill impairment evaluation that allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We make this evaluation based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then we calculate and compare the fair value of a reporting unit to its carrying value, as described in the paragraph below.

Notes to Consolidated Financial Statements — (Continued)

Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. We did not recognize any goodwill impairment charges in 2011, 2010 or 2009. See Note 10 for further discussion.

We also evaluate indefinite lived intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. In 2010 and 2009 we recognized trademark impairment charges totaling $0.6 million and $2.7 million, respectively. We did not recognize impairment charges for our indefinite lived intangible assets in 2011. See Note 10 for further discussion.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. In 2009, we recognized impairment charges for amortizable intangible assets totaling $3.6 million. We did not recognize any impairment charges for amortizable intangible assets in 2010 or 2011. See Note 10 for further discussion.

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

Accrued Sales Rebates

We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2011 and 2010 totaled $34.7 million and $32.1 million, respectively.

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

Cost of Sales

Cost of sales includes our total cost of inventory sold during the period, including material, labor, production overhead costs, variable manufacturing costs, and fixed manufacturing costs. Production overhead costs include operating supplies, applicable utility expenses, maintenance costs, and scrap. Variable

Notes to Consolidated Financial Statements — (Continued)

manufacturing costs include inbound, interplant, and outbound freight, inventory shrinkage, and charges for excess and obsolete inventory. Fixed manufacturing costs include the costs associated with our purchasing, receiving, inspection, warehousing, distribution centers, production and inventory control, and manufacturing management.

Shipping and Handling Costs

We recognize fees earned on the shipment of product to customers as revenues and recognize costs incurred on the shipment of product to customers as a cost of sales.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses include expenses not directly related to the production of inventory. They include all expenses related to selling and marketing our products, as well as the salary and benefit costs of associates performing the selling and marketing functions. Selling, general, and administrative expenses also include salary and benefit costs, purchased services, and other costs related to our executive and administrative functions.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $16.1 million, $15.6 million, and $12.9 million for 2011, 2010, and 2009, respectively.

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

Current-Year Adoption of Accounting Pronouncements

In 2011, we adopted changes issued by the Financial Accounting Standards Board (FASB) in regard to performing the first step of the two-step goodwill impairment test required under generally accepted accounting principles. This new guidance gives us the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the first step of the two-step impairment test. If we conclude that the opposite is true, then performing the two-step impairment test is not required. Under the new guidance, we may choose to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step test. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

Note 3:    Acquisitions

We acquired 100% of the outstanding shares of ICM Corp. (ICM) for cash of $21.8 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer located in Denver, Colorado. ICM’s strong brands and technology enhance our portfolio of broadcast products. The results of ICM have been included in our Consolidated Financial Statements from January 7, 2011, and are reported within the Americas segment.

We acquired Poliron Cabos Electricos Especiais Ltda (Poliron) for cash of $28.7 million on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil. The acquisition of Poliron expands our presence in emerging markets. The results of Poliron have been included in our Consolidated Financial Statements from April 1, 2011, and are reported within the Americas segment.

We acquired Byres Security, Inc. (Byres Security) for cash of $7.2 million on August 31, 2011. Byres Security is an industrial network security company located in Vancouver, Canada. The acquisition of Byres Security expands our industrial networking product capabilities. The results of Byres Security have been included in our Consolidated Financial Statements from August 31, 2011, and are reported within the EMEA segment.

The acquisitions of ICM, Poliron, and Byres Security were not material to our financial position or results of operations reported as of and for the year ended December 31, 2011. As of December 31, 2011, we recorded $27.8 million and $21.3 million of goodwill and intangible assets, respectively, due to the ICM, Poliron, and Byres Security acquisitions.

We acquired all of the assets and liabilities of the Communications Products business of Thomas & Betts (Communications Business) for cash of $77.2 million on November 19, 2010. The Communications Business provides drop and hard line connectors, hardware and grounding products, and telecom enclosures and

Notes to Consolidated Financial Statements — (Continued)

connectors for the broadband/CATV markets. This acquisition improves our position as an end-to-end solution provider in the broadcast end market, including broadband/CATV, security and surveillance, and professional broadcasting. The results of operations of the Communications Business have been included in our results of operations from November 19, 2010, and are reported within the Americas segment. The Communications Business acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31, 2010. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of November 19, 2010 (in thousands).

Receivables	$6,740
Inventories	10,882
Other current assets	227
Property, plant and equipment	15,773
Goodwill	29,335
Other intangible assets	22,900

Total assets	$85,857

Accounts payable	$6,546
Accrued liabilities	1,245
Other long-term liabilities	877

Total liabilities	8,668

Net assets	$77,189

The fair value of acquired receivables is $6.7 million, with a gross contractual amount of $7.0 million. We do not expect to collect $0.3 million of the acquired receivables.

For purposes of the above allocation, we have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We based our estimate of the fair value for the acquired property, plant and equipment on a valuation study performed by a third party valuation firm. We used an analysis utilizing various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets.

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

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$15,600	15.0
Developed technologies	1,500	5.0
Backlog	200	0.1

Total intangible assets subject to amortization	17,300

Intangible assets not subject to amortization:
Goodwill	29,335
Trademarks	5,600

Total intangible assets not subject to amortization	34,935

Total intangible assets	$52,235

Weighted average amortization period		14.0

We acquired 100% of the outstanding shares of GarrettCom, Inc. (GarrettCom) for cash of $56.6 million on December 5, 2010. We paid $47.3 million at closing and $4.1 million in 2011. The remaining $5.2 million is due to be paid in the first quarter of 2012. GarrettCom provides advanced industrial networking products and smart grid solutions, including industrial grade switches, routers, converters, serial communications, and security software to the power utility, surveillance and security, transportation, specialty industrial automation, and telecommunications markets. The acquisition complements our existing portfolio of industrial networking products and will enable us to provide a more diverse set of end market solutions. The results of operations of GarrettCom have been included in our results of operations from December 5, 2010, and are reported within the Americas segment. The GarrettCom acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31, 2010. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of December 5, 2010 (in thousands).

Cash	$6,143
Receivables	5,126
Inventories	7,428
Other current assets	1,059
Property, plant and equipment	523
Goodwill	24,059
Other intangible assets	19,200
Other noncurrent assets	2,767

Total assets	$66,305

Accounts payable	$1,176
Accrued liabilities	2,151
Current and deferred taxes	6,400

Total liabilities	9,727

Net assets	$56,578

Notes to Consolidated Financial Statements — (Continued)

The fair value of acquired receivables is $5.1 million, with a gross contractual amount of $5.3 million. We do not expect to collect $0.2 million of the acquired receivables.

For purposes of the above allocation, we have estimated a fair value adjustment for inventory based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used an analysis utilizing various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets.

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. None of the goodwill related to the GarrettCom acquisition is deductible for tax purposes, and is primarily attributable to expected synergies and the assembled workforce. Intangible assets related to the acquisition consisted of the following:

	Estimated	Amortization
	Fair Value	Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$11,800	15.0
Developed technologies	3,400	4.0
Backlog	100	0.1

Total intangible assets subject to amortization	15,300

Intangible assets not subject to amortization:
Goodwill	24,059
Trademarks	3,900

Total intangible assets not subject to amortization	27,959

Total intangible assets	$43,259

Weighted average amortization period		12.5

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

Note 4:    Discontinued Operations

On December 16, 2010, we sold Trapeze Networks, Inc. (Trapeze) for $152.1 million, and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash with the remaining $15.2 million placed in escrow as partial security for our indemnity obligations under the sale agreement, which is recorded in accounts receivable as of December 31, 2011. During 2011, we recorded $0.2 million of expense related to the sale of Trapeze. The Trapeze operations comprised the entirety of our former Wireless segment. We have reported the gain from the sale of Trapeze as well as the results of its operations in discontinued operations.

Notes to Consolidated Financial Statements — (Continued)

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona (Phoenix Communications). In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. We recognized interest expense of $0.9 million ($0.7 million net of tax), $1.0 million ($0.6 million net of tax), and $2.1 million ($1.4 million net of tax) in 2011, 2010, and 2009, respectively, related to these uncertain tax positions. We have reported these amounts in discontinued operations.

Operating results from discontinued operations for 2011, 2010, and 2009 include the following revenues and loss before taxes.

	2011		2010		2009
	Revenues	Loss before Taxes	Revenues	Loss before Taxes	Revenues	Loss before Taxes
	(In thousands)
Trapeze	$—	$(196)	$57,339	$(10,791)	$53,247	$(28,324)
Phoenix Communications	—	(949)	—	(978)	—	(2,055)

Total	$—	$(1,145)	$57,339	$(11,769)	$53,247	$(30,379)

Note 5:    Operating Segments and Geographic Information

We have organized the enterprise around geographic areas. We conduct our operations through three reported operating segments — Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific.

The segments design, manufacture, and market a portfolio of cable, connectivity, and networking products in a variety of end markets including industrial, enterprise, broadcast, and consumer electronics. We sell the products manufactured by our segments principally through distributors or directly to systems integrators, original equipment manufacturers (OEMs), end-users, and installers.

We evaluate segment performance based on operating income, working capital, and organic growth. Operating income of the segments includes all the ongoing costs of operations, but excludes interest and income taxes. Transactions between the segments are conducted on an arms-length basis. With the exception of unallocated goodwill and tangible assets located at our corporate headquarters, substantially all of our assets are utilized by the segments.

Beginning on January 1, 2011, we allocate corporate expenses to the segments for purposes of measuring segment operating income. Corporate expenses are allocated on the basis of each segment’s relative operating income prior to the allocation. The prior period presentation of segment operating income has been modified accordingly.

Operating Segment Information

Year Ended December 31, 2011	Americas	EMEA	Asia Pacific	Total Segments
		(In thousands)
External customer revenues	$1,216,817	$415,342	$349,794	$1,981,953
Affiliate revenues	42,440	117,291	1,178	160,909
Total revenues	1,259,257	532,633	350,972	2,142,862
Depreciation and amortization	(25,479)	(15,320)	(9,375)	(50,174)
Asset impairment	(1,453)	(841)	(255)	(2,549)
Operating income	144,820	84,097	25,343	254,260
Total assets	678,589	480,219	300,843	1,459,651
Acquisition of property, plant and equipment	17,195	9,504	2,871	29,570

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2010	Americas	EMEA	Asia Pacific	Total Segments
	(In thousands)
External customer revenues	$935,819	$365,796	$315,475	$1,617,090
Affiliate revenues	48,899	76,485	62	125,446
Total revenues	984,718	442,281	315,537	1,742,536
Depreciation and amortization	(23,136)	(16,005)	(9,651)	(48,792)
Asset impairment	(6,921)	(8,141)	(1,512)	(16,574)
Operating income	98,633	47,091	29,555	175,279
Total assets	620,284	422,990	285,431	1,328,705
Acquisition of property, plant and equipment	13,421	8,482	2,460	24,363

Year Ended December 31, 2009	Americas	EMEA	Asia Pacific	Total Segments
	(In thousands)
External customer revenues	$766,569	$345,197	$250,250	$1,362,016
Affiliate revenues	43,489	55,256	—	98,745
Total revenues	810,058	400,453	250,250	1,460,761
Depreciation and amortization	(21,534)	(17,736)	(9,549)	(48,819)
Asset impairment	(3,691)	(23,020)	(1,040)	(27,751)
Operating income (loss)	72,907	(22,885)	17,892	67,914
Total assets	516,372	461,503	258,325	1,236,200
Acquisition of property, plant and equipment	14,501	9,364	7,891	31,756

Total segment operating income (loss) differs from net income (loss) reported in the Consolidated Financial Statements as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Total segment operating income	$254,260	$175,279	$67,914
Eliminations	(67,254)	(46,090)	(31,544)

Total operating income	187,006	129,189	36,370
Interest expense	(48,126)	(49,826)	(41,962)
Interest income	1,011	1,184	1,043
Other income (expense)	—	1,465	(1,541)
Income tax expense	(24,638)	(12,714)	(1,175)

Income (loss) from continuing operations	115,253	69,298	(7,265)
Loss from discontinued operations, net of tax	(908)	(5,686)	(17,636)
Gain from disposal of discontinued operations, net of tax	—	44,847	—

Net income (loss)	$114,345	$108,459	$(24,901)

Notes to Consolidated Financial Statements — (Continued)

Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Total segment assets	$1,459,651	$1,328,705	$1,236,200
Corporate assets	328,469	367,779	251,049
Discontinued operations	—	—	133,329

Total assets	$1,788,120	$1,696,484	$1,620,578

Total segment acquisition of property, plant and equipment	$29,570	$24,363	$31,756
Corporate acquisition of property, plant and equipment	10,483	3,655	8,110
Discontinued operations acquisition of property, plant and equipment	—	176	511

Total acquisition of property, plant and equipment	$40,053	$28,194	$40,377

Product Group Information

Revenues by major product group were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cable products	$1,385,867	$1,213,871	$1,039,541
Networking products	307,188	214,251	178,714
Connectivity products	288,898	188,968	143,761

Total revenues	$1,981,953	$1,617,090	$1,362,016

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

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

The following table identifies by region of the world revenues based on the location of the customer and long-lived assets based on physical location.

	United States	Canada & Latin America	Europe, Africa & Middle East	Asia Pacific	Total
	(In thousands)
Year ended December 31, 2011
Revenues	$908,229	$277,375	$413,195	$383,154	$1,981,953
Percent of total revenues	46%	14%	21%	19%	100%
Long-lived assets	$142,925	$20,398	$126,642	$60,800	$350,765
Year ended December 31, 2010
Revenues	$703,836	$208,694	$371,933	$332,627	$1,617,090
Percent of total revenues	43%	13%	23%	21%	100%
Long-lived assets	$133,864	$17,858	$125,762	$64,204	$341,688
Year ended December 31, 2009
Revenues	$587,580	$166,907	$342,045	$265,484	$1,362,016
Percent of total revenues	43%	12%	26%	19%	100%
Long-lived assets	$131,098	$20,121	$140,430	$68,564	$360,213

Major Customer

Revenues generated from sales to the distributor Anixter International Inc., primarily in the Americas segment, were $323.5 million (16% of revenue), $273.2 million (17% of revenue), and $239.7 million (18% of revenues) for 2011, 2010, and 2009 respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 6:    Equity Method Investment

We have a 50% ownership interest in Xuzhou Hirschmann Electronics Co., Ltd. (the Hirschmann JV), which we acquired in connection with our 2007 acquisition of Hirschmann Automation and Control GmbH. The Hirschmann JV is an entity located in China that supplies load-moment indicators to the industrial crane market as does one of the business units of our EMEA segment. We account for this investment using the equity method of accounting. The results of our investment in the Hirschmann JV are included in the EMEA segment.

Summary financial information for the Hirschmann JV is as follows:

	2011	2010	2009
	(In thousands)
Current assets	$63,879	$45,417	$36,789
Noncurrent assets	4,020	3,683	3,799
Current liabilities	26,914	18,048	18,890
Noncurrent liabilities	205	197	192
Revenues	69,431	61,881	47,919
Gross profit	34,579	30,513	19,931
Operating income	29,042	24,863	15,947
Net income	25,710	23,982	15,318
Net income attributable to Belden after certain adjustments	$13,169	$11,940	$6,405

The carrying value recorded in other long-lived assets on our Consolidated Balance Sheets of our investment in the Hirschmann JV as of December 31, 2011 and 2010 is $37.7 million and $36.8 million, respectively. The difference between this carrying value and our share of the Hirschmann JV’s net assets is primarily attributable to goodwill.

We had sales of $19.4 million, $11.9 million, and $9.2 million to the Hirschmann JV in 2011, 2010, and 2009, respectively. We received $10.9 million, $6.4 million, and $5.0 million in dividends from the Hirschmann JV in 2011, 2010, and 2009, respectively. We had receivables from the Hirschmann JV as of December 31, 2011 and 2010 of $3.6 million and $1.3 million, respectively.

Note 7:     Income (Loss) Per Share

The following table presents the basis of the income (loss) per share computation:

	Years Ended December 31,
	2011	2010	2009
		(In thousands)
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$115,253	$69,298	$(7,265)
Loss from discontinued operations, net of tax	(908)	(5,686)	(17,636)
Gain from disposal of discontinued operations, net of tax	—	44,847	—

Net income (loss)	$114,345	$108,459	$(24,901)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	47,109	46,805	46,594
Effect of dilutive common stock equivalents	995	978	—

Denominator for diluted income (loss) per share — adjusted weighted average shares	48,104	47,783	46,594

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2011, 2010 and 2009, diluted weighted average shares outstanding do not include outstanding equity awards of 0.8 million, 1.3 million, and 3.4 million, respectively, because to do so would have been anti-dilutive.

For purposes of calculating basic earnings per share, unvested restricted stock units are not included in the calculation of basic weighted average shares outstanding until all necessary conditions have been satisfied and issuance of the shares underlying the restricted stock units is no longer contingent. Necessary conditions are not satisfied until the vesting date, at which time holders of our restricted stock units receive shares of our common stock.

For purposes of calculating diluted earnings per share, unvested restricted stock units are included to the extent that they are dilutive. In determining whether unvested restricted stock units are dilutive, each issuance of restricted stock units is considered separately.

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 8:    Inventories

The major classes of inventories were as follows:

	December 31,
	2011	2010
	(In thousands)
Raw materials	$78,743	$64,146
Work-in-process	46,683	42,193
Finished goods	92,126	87,982
Perishable tooling and supplies	3,232	3,615

Gross inventories	220,784	197,936
Obsolescence and other reserves	(18,641)	(22,277)

Net inventories	$202,143	$175,659

Note 9:    Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$34,005	$34,794
Buildings and leasehold improvements	137,639	150,133
Machinery and equipment	426,082	375,784
Computer equipment and software	66,498	61,988
Construction in process	21,566	25,702

Gross property, plant and equipment	685,790	648,401
Accumulated depreciation	(398,857)	(369,535)

Net property, plant and equipment	$286,933	$278,866

Notes to Consolidated Financial Statements — (Continued)

Disposals

During 2011, we sold certain real estate of the Americas segment for $1.1 million. There was no gain or loss recognized on the sale.

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

Impairment

In 2011, we recognized an impairment loss of $2.5 million in connection with our decision to alter our approach with respect to certain enterprise resource planning technology system assets and to abandon the use of these assets. The impairment loss was recognized in our corporate expenses, which are allocated to our segments as discussed in Note 5.

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

Prior to the sale of a German cable business in 2009, we determined that certain long-lived assets of that business were impaired. We estimated the fair market value of these assets based upon the terms of the sales agreement and recognized an impairment loss in 2009 of $20.4 million in the operating results of the EMEA segment. Of this total impairment loss, $14.1 million related to machinery and equipment and $2.7 million, $2.3 million, and $1.3 million related to trademarks, developed technology, and customer relationship intangible assets, respectively. We also recognized impairment losses on property, plant and equipment of $3.7 million, $2.7 million, and $1.0 million in the Americas, EMEA, and Asia Pacific segments, respectively, primarily related to our decisions to consolidate capacity and dispose of excess machinery and equipment. We estimated the fair values of these assets based upon quoted prices for identical assets.

Depreciation Expense

We recognized depreciation expense in income from continuing operations of $36.4 million, $37.6 million, and $38.9 million, in 2011, 2010, and 2009, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 10:    Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(In thousands)
Goodwill	$348,032	$—	$348,032	$322,556	$—	$322,556

Definite-lived intangible assets subject to amortization:
Customer relationships	$121,472	$(27,088)	$94,384	$107,503	$(19,711)	$87,792
Developed technology	39,320	(27,364)	11,956	36,508	(20,647)	15,861
Trademarks	391	(44)	347	—	—	—
Backlog	3,286	(3,286)	—	2,983	(2,983)	—

Total intangible assets subject to amortization	164,469	(57,782)	106,687	146,994	(43,341)	103,653
Indefinite-lived trademarks not subject to amortization	44,996	—	44,996	40,167	—	40,167

Intangible assets	$209,465	$(57,782)	$151,683	$187,161	$(43,341)	$143,820

Segment Allocation of Goodwill and Trademarks

The changes in the carrying amount of goodwill are as follows:

	Americas	EMEA	Asia Pacific	Corporate	Consolidated
	(In thousands)
Balance at December 31, 2009	$72,980	$70,331	$—	$129,815	$273,126
Acquisitions and purchase accounting adjustments	55,299	—	—	—	55,299
Translation impact	—	(5,869)	—	—	(5,869)

Balance at December 31, 2010	128,279	64,462	—	129,815	322,556
Acquisitions and purchase accounting adjustments	22,555	5,336	—	—	27,891
Translation impact	(2,087)	(328)	—	—	(2,415)

Balance at December 31, 2011	$148,747	$69,470	$—	$129,815	$348,032

We believe that corporate goodwill benefits the entire Company because it represents acquirer-specific synergies unique to a previous acquisition.

Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Americas	EMEA	Asia Pacific	Consolidated
		(In thousands)
Balance at December 31, 2009	$10,494	$16,938	$5,239	$32,671
Acquisitions	9,500	—	—	9,500
Impairment	(570)	—	—	(570)
Translation impact	—	(1,414)	(20)	(1,434)

Balance at December 31, 2010	19,424	15,524	5,219	40,167
Acquisitions	5,591	—	—	5,591
Translation impact	(688)	(78)	4	(762)

Balance at December 31, 2011	$24,327	$15,446	$5,223	$44,996

Impairment

The annual measurement date for our goodwill and trademarks impairment test is fiscal November month-end. For our 2011 goodwill impairment test, we performed a qualitative assessment for all but two of our reporting units with goodwill. For those reporting units, we determined that it was more likely than not that the fair value of the reporting unit was in excess of the carrying value of the reporting unit. For two of our reporting units, we performed a quantitative assessment to evaluate goodwill for impairment. Using a quantitative assessment, we determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. We did not recognize any goodwill impairment charges in 2011, 2010 or 2009.

Similar to the quantitative goodwill impairment test, we determined the estimated fair values of our trademarks by calculating the present values of the estimated cash flows attributable to the respective trademarks. In 2010 and 2009, the carrying amounts of certain trademarks exceeded their respective fair values resulting in trademark impairment charges of $0.6 million and $2.7 million, respectively. We did not recognize any trademark impairment charges in 2011.

Amortization Expense

We recognized amortization expense in income from continuing operations of $13.8 million, $11.2 million, and $9.9 million in 2011, 2010, and 2009, respectively. We expect to recognize annual amortization expense of $9.7 million in 2012, $9.4 million in 2013, $8.4 million in 2014, $7.1 million in 2015, and $6.6 million in 2016.

Notes to Consolidated Financial Statements — (Continued)

Note 11:    Accounts Payable and Accrued Liabilities

The carrying values of accounts payable and accrued liabilities were as follows:

	December 31,
	2011	2010
	(In thousands)
Accounts payable	$227,571	$212,084
Wages, severance and related taxes	41,938	40,133
Employee benefits	16,244	17,390
Accrued rebates	34,736	32,138
Other (individual items less than 5% of total current liabilities)	61,077	56,179

Accounts payable and accrued liabilities	$381,566	$357,924

The majority of our accounts payable balance is due to trade creditors. Our accounts payable balance as of December 31, 2011 and 2010 also included $51.4 million and $47.3 million, respectively, of amounts due to banks used by our Asia Pacific segment under a commercial acceptance draft program. All accounts payable outstanding under the commercial acceptance draft program are expected to be settled within one year.

During 2011, we recognized severance expenses related to selected restructuring actions in our Americas, EMEA, and Asia Pacific segments of $0.6 million, $3.0 million, and $1.4 million in response to economic conditions. We expect the severance costs related to these restructuring actions will be paid in 2012.

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other charges in future periods.

Note 12:    Long-Term Debt and Other Borrowing Arrangements

The carrying values of long-term debt and other borrowing arrangements were as follows:

	December 31,
	2011	2010
	(In thousands)
Senior subordinated notes, face amount of $350,000 due 2017, contractual interest rate 7.0%, effective interest rate 7.0%	$350,000	$350,000
Senior subordinated notes, face amount of $200,000 due 2019, contractual interest rate 9.25%, effective interest rate 9.75%	200,926	201,155
Senior secured credit facility, matures in 2016, interest based on LIBOR or the prime rate	—	—

Total debt and other borrowing arrangements	550,926	551,155
Less current maturities	—	—

Long-term debt and other borrowing arrangements	$550,926	$551,155

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

Notes to Consolidated Financial Statements — (Continued)

The Senior Secured Facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of December 31, 2011, we were in compliance with all of the covenants of the Senior Secured Facility.

The Senior Secured Facility replaces our $230.0 million senior secured credit facility that was scheduled to mature in January 2013. There were no outstanding borrowings under the prior facility at the time of its termination.

As of December 31, 2011, there were no outstanding borrowings under the Senior Secured Facility, and we had $386.0 million in available borrowing capacity, as our borrowing capacity is reduced by outstanding letters of credit. We pay a commitment fee on our available borrowing capacity, which ranges from 0.25% to 0.50%, depending on our leverage ratio.

Senior Subordinated Notes

We have outstanding $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on June 15 and December 15. As of December 31, 2011, the carrying value of the notes was $200.9 million.

We also have outstanding $350.0 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on March 15 and September 15. As of December 31, 2011, the carrying value of the notes was $350.0 million.

The senior subordinated notes due 2017 and 2019 are redeemable after March 15, 2012 and June 15, 2014, respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due 2017		Senior Subordinated Notes due 2019
Year	Percentage	Year	Percentage
2012	103.500%	2014	104.625%
2013	102.333%	2015	103.083%
2014	101.167%	2016	101.542%
2015 and thereafter	100.000%	2017 and thereafter	100.000%

The indentures governing our senior subordinated notes require that we reinvest the proceeds from qualifying dispositions of assets in the business. To the extent that such proceeds are not reinvested (excess proceeds), we are required to offer to repurchase our notes at par. We made such an offer in December 2011, as a result of excess proceeds from our disposition of Trapeze in 2010. Holders of $0.6 million of our senior subordinated notes due 2017 accepted the offer, and such notes were repurchased at par in January 2012.

Under the terms of our Senior Secured Facility, we are permitted to repurchase up to $55.0 million of our senior subordinated notes.

Fair Value of Long-Term Debt

The fair value of our debt instruments at December 31, 2011 was approximately $561.4 million based on sales prices of the debt instruments from recent trading activity. This amount represents the fair value of our senior subordinated notes with a face value of $550.0 million.

Notes to Consolidated Financial Statements — (Continued)

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2011 are as follows (in thousands):

2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter	550,000

$550,000

Note 13:    Derivatives and Hedging Activities

There were no derivatives or hedging instruments in place as of December 31, 2011 and 2010. For the year ended December 31, 2010, we recorded a net loss of $2.9 million on our derivative and hedging instruments, which was classified within interest expense. There were no gains or losses recognized on derivatives or hedging instruments for the years ended December 31, 2011 and 2009.

Note 14:    Income Taxes

	Years Ended December 31,
	2011	2010	2009
		(In thousands)
Income (loss) from continuing operations before taxes:
United States operations	$49,640	$26,162	$(161)
Foreign operations	90,251	55,850	(5,929)

	$139,891	$82,012	$(6,090)

Income tax expense (benefit):
Currently payable:
United States federal	$586	$—	$9,316
United States state and local	2,636	1,135	2,932
Foreign	18,421	17,719	5,881

	21,643	18,854	18,129
Deferred:
United States federal	124	(5,882)	(7,308)
United States state and local	(790)	(341)	(558)
Foreign	3,661	83	(9,088)

	2,995	(6,140)	(16,954)

Total income tax expense	$24,638	$12,714	$1,175

Notes to Consolidated Financial Statements — (Continued)

In addition to the above income tax expense associated with continuing operations, we also recorded income tax expense (benefit) associated with discontinued operations of $(0.2) million, $37.8 million, and $(12.8) million in 2011, 2010, and 2009, respectively.

	Years Ended December 31,
	2011	2010	2009
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	0.7%	0.9%	(22.3)%
Impact of change in deferred tax asset valuation allowance	(5.7)%	(1.1)%	(81.1)%
Impact of change in tax contingencies	(1.0)%	0.7%	(33.9)%
Foreign income tax rate differences	(5.7)%	(15.6)%	138.3%
Domestic permanent differences and tax credits	(5.7)%	(4.4)%	(55.3)%

	17.6%	15.5%	(19.3)%

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for a tax sharing agreement with Cooper Industries (Cooper). This agreement requires us to pay Cooper the majority of the tax benefits resulting from basis adjustments arising from the initial public offering of our stock on October 6, 1993. The effect of the Cooper tax agreement is to put us in the same financial position we would have been in had there been no increase in the tax basis of our intangible assets (except for a retained 10% benefit). The retained 10% benefit had no impact on our consolidated income tax expense for 2011, 2010, and 2009, and we did not pay any taxes to Cooper in accordance with the tax agreement during those years. Cooper has sued us in Texas state court for $11.9 million, an amount allegedly owed by us under the tax sharing agreement related to 2008. We plan to vigorously contest Cooper’s claim. In our opinion, this matter should not have a material adverse effect on our financial condition, operating results, or cash flows.

	December 31,
	2011	2010
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment and intangibles	$(63,524)	$(49,394)

Deferred income tax assets:
Postretirement, pensions, and stock compensation	38,715	24,311
Reserves and accruals	19,594	11,463
Net operating loss and tax credit carryforwards	62,039	83,435
Valuation allowances	(24,945)	(32,777)

	95,403	86,432

Net deferred income tax asset	$31,879	$37,038

In 2011, the change in deferred income tax assets stems primarily from the utilization of net operating losses and foreign tax credits.

As of December 31, 2011, we had $256.9 million of net operating loss carryforwards and $55.2 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire as follows: $0.9 million in 2012, $6.6 million in 2013, $94.8 million between 2014 and 2016, and $88.3 million between 2017 and 2030. Net operating losses with an indefinite carryforward period total $66.3 million. The net operating loss carryforwards expiring in 2012 and 2013 will not have a significant impact on the effective tax rate primarily

Notes to Consolidated Financial Statements — (Continued)

because of deferred tax asset valuation allowances recorded for those loss carryforwards. Of the remaining $249.4 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $131.2 million of these net operating loss carryforwards within their respective expiration periods.

Unless otherwise utilized, tax credit carryforwards of $52.6 million will expire between 2014 and 2020. Tax credit carryforwards with an indefinite carryforward period total $2.6 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize all of these tax credit carryforwards within their respective expiration periods.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As a result, as of December 31, 2011, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $350.0 million of the undistributed earnings of foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of the deferred tax liability related to investments in these foreign subsidiaries.

In 2011, we recognized a net $0.9 million decrease to reserves for uncertain tax positions. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$24,122	$27,778
Additions based on tax positions related to the current year	240	78
Additions for tax positions of prior years	2,186	4,119
Reductions for tax positions of prior years — settlement	(2,547)	(6,486)
Reductions for tax positions of prior years — statute of limitations	(802)	(1,367)

Balance at end of year	$23,199	$24,122

The balance of $23.2 million at December 31, 2011, reflects tax positions that, if recognized, would impact our effective tax rate.

As of December 31, 2011, we believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months, primarily attributable to the expiration of several statutes of limitations. We estimate the range of reasonably possible changes to our uncertain tax positions to be a reduction of up to $15.5 million.

Our practice is to recognize interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses. During 2011, 2010, and 2009, we recognized approximately $1.0 million, $(0.6) million, and $2.8 million, respectively, in interest expense (income) and penalties. We have approximately $5.2 million and $4.1 million accrued for the payment of interest and penalties as of December 31, 2011 and 2010, respectively.

Our federal, state, and foreign income tax returns for the tax years 2004 and later remain subject to examination by the Internal Revenue Service and by various state and foreign taxing authorities.

Note 15:    Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, the United Kingdom, the United States, and certain employees in

Notes to Consolidated Financial Statements — (Continued)

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

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2011, 2010, and 2009 was $9.0 million, $8.1 million, and $6.8 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2011	2010	2011	2010
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(226,805)	$(222,948)	$(45,917)	$(44,232)
Service cost	(5,863)	(4,994)	(92)	(142)
Interest cost	(11,687)	(11,508)	(2,199)	(2,305)
Participant contributions	(125)	(125)	(3)	(12)
Plan amendments	(356)	—	—	—
Actuarial loss	(10,855)	(7,637)	(4,262)	(553)
Other	(7)	—	—	(138)
Special termination benefits	—	(20)	—	—
Foreign currency exchange rate changes	44	4,935	525	(1,304)
Benefits paid	15,652	15,492	2,830	2,769

Benefit obligation, end of year	$(240,002)	$(226,805)	$(49,118)	$(45,917)

	Pension Benefits		Other Benefits
Years Ended December 31,	2011	2010	2011	2010
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$160,364	$143,491	$—	$—
Actual return on plan assets	7,074	18,628	—	—
Employer contributions	8,598	14,317	2,827	2,619
Plan participant contributions	125	125	3	12
Other	—	—	—	138
Foreign currency exchange rate changes	297	(705)	—	—
Benefits paid	(15,652)	(15,492)	(2,830)	(2,769)

Fair value of plan assets, end of year	$160,806	$160,364	$—	$—

Funded status, end of year	$(79,196)	$(66,441)	$(49,118)	$(45,917)
Amounts recongized in the balance sheets:
Prepaid benefit cost	$9,501	$6,920	$—	$—
Accrued benefit liability (current)	(3,896)	(4,022)	(2,682)	(2,830)
Accrued benefit liability (noncurrent)	(84,801)	(69,339)	(46,436)	(43,087)

Net funded status	$(79,196)	$(66,441)	$(49,118)	$(45,917)

Notes to Consolidated Financial Statements — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $235.4 million and $222.7 million at December 31, 2011 and 2010, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $200.7 million, $196.2 million, and $112.0 million, respectively, as of December 31, 2011 and $189.6 million, $185.9 million, and $116.2 million, respectively, as of December 31, 2010. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $39.3 million, $39.2 million, and $48.8 million, respectively, as of December 31, 2011, and were $37.2 million, $36.8 million, and $44.1 million, respectively, as of December 31, 2010.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2011	2010	2009	2011	2010	2009
			(In thousands)
Components of net periodic benefit cost:
Service cost	$5,863	$4,994	$4,949	$92	$142	$91
Interest cost	11,687	11,508	12,163	2,199	2,305	2,330
Expected return on plan assets	(11,170)	(11,436)	(11,455)	—	—	—
Amortization of prior service cost	(63)	(129)	20	(116)	(195)	(203)
Special termination benefits	—	13	—	—	—	—
Net loss recognition	6,030	4,775	2,293	386	424	248

Net periodic benefit cost	$12,347	$9,725	$7,970	$2,561	$2,676	$2,466

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2011	2010	2011	2010
Weighted average assumptions for benefit obligations at year end:
Discount rate	4.5%	5.1%	4.3%	5.2%
Salary increase	3.9%	4.0%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	5.1%	5.4%	5.2%	5.3%
Salary increase	4.0%	4.0%	N/A	N/A
Expected return on assets	7.4%	7.5%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	8.0%	8.2%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2020	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2011 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)
Effect on total of service and interest cost components	$213	$(179)
Effect on postretirement benefit obligation	$4,992	$(4,168)

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

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 30-40% in fixed income securities and 60-70% in equity securities and for our pension plans where the majority of the participants are in payment or terminated vested status is 75-80% in fixed income securities and 20-25% in equity securities. Equity securities include U.S. and international equity, primarily invested through investment funds. Fixed income securities include government securities and investment grade corporate bonds, primarily invested through investment funds and group insurance contracts. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which our plans invest.

The following table presents the fair values of the pension plan assets by asset category.

	Fair Market Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset Category:
Equity securities(a)
Large-cap fund	$59,693	$—	$59,693	$—
Mid-cap fund	10,105	—	10,105	—
Small-cap fund	14,423	—	14,423	—
Debt securities(b)
Government bond fund	23,270	—	23,270	—
Corporate bond fund	19,004	—	19,004	—
Fixed income fund(c)	34,279	—	34,279	—
Cash & equivalents	32	32	—	—

Total	$160,806	$32	$160,774	$—

(a)	This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of companies located in the United States, Canada, Western Europe and other developed countries throughout the world. The funds are valued using the net asset value method in which an average of the market prices for the underling investments is used to value the fund.

(b)	This category includes investments in investment funds that invest in U.S. treasuries, other national, state and local government bonds, and corporate bonds of highly rated companies from diversified industries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(c)	This category includes guaranteed insurance contracts.

Notes to Consolidated Financial Statements — (Continued)

The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.

The following table reflects the benefits as of December 31, 2011 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as Medicare subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans	Medicare Subsidy Receipts
	(In thousands)
2012	$15,991	$2,940	$188
2013	14,891	2,966	181
2014	15,264	2,945	171
2015	16,340	2,977	161
2016	17,438	2,927	150
2017-2021	87,143	13,912	570

Total	$167,067	$28,667	$1,421

We anticipate contributing $14.0 million and $2.7 million to our pension and other postretirement plans, respectively, during 2012.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2011, the changes in these amounts during the year ended December 31, 2011, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2012 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss	$68,463	$11,846
Net prior service credit	(281)	(488)

	$68,182	$11,358

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss, beginning of year	$58,915	$8,117
Amortization cost	(6,030)	(386)
Liability loss	10,855	4,262
Asset loss	4,096	—
Currency impact	627	(147)

Net actuarial loss, end of year	$68,463	$11,846

Prior service cost, beginning of year	$(679)	$(608)
Amortization cost	63	116
Plan amendment	356	—
Currency impact	(21)	4

Prior service cost, end of year	$(281)	$(488)

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits	Other Benefits
	(In thousands)
Expected 2012 amortization:
Amortization of prior service cost	$(54)	$(109)
Amortization of net loss	6,088	810

	$6,034	$701

Note 16:     Share-Based Compensation

Compensation cost charged against income, primarily SG&A expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Total share-based compensation cost	$11,241	$12,177	$11,748
Income tax benefit	4,372	4,736	3,536

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. We grant SARs and stock options with an exercise price equal to the market price of our common stock on the grant date. Generally, SARs and stock options may be converted into shares of our common stock in equal amounts on each of the first three anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting in certain circumstances, including a change in control of the Company. Restricted stock units with service conditions generally vest 3-5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions generally vest 50% on the second anniversary of their grant date and 50% on the third anniversary.

We recognize compensation cost for all awards based on their fair values. The fair values for SARs and stock options are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates the assumptions noted in the following table. Expected volatility is based on historical volatility, and expected term is based on historical exercise patterns of option holders. The fair value of restricted stock units is the market price of our common stock on the date of grant. Compensation costs for awards with service conditions are amortized to expense using the straight-line method. Compensation costs for awards with performance conditions are amortized to expense using the graded attribution method.

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs and options granted	$17.64	$10.47	$6.38
Total intrinsic value of SARs converted and options exercised	3,801	2,947	128
Cash received for options exercised	4,599	3,158	699
Tax benefit (deficiency) related to share-based compensation	1,790	(110)	(1,564)
Weighted-average fair value of restricted stock shares and units granted	35.91	22.34	13.80
Total fair value of restricted stock shares and units vested	4,370	7,611	7,318
Expected volatility	52.00%	50.89%	48.44%
Expected term (in years)	6.1	6.1	6.1
Risk-free rate	2.49%	2.89%	2.21%
Dividend yield	0.56%	0.91%	1.50%

Notes to Consolidated Financial Statements — (Continued)

	SARs and Stock Options				Restricted Shares and Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2011	3,043	$25.26			723	$20.96
Granted	538	35.79			91	35.91
Exercised or converted	(346)	19.52			(197)	21.78
Forfeited or expired	(111)	34.98			(35)	19.47

Outstanding at December 31, 2011	3,124	$27.37	6.4	$18,473	582	$23.11

Vested or expected to vest at December 31, 2011	3,097	$27.37	6.4	$18,541
Exercisable or convertible at December 31, 2011	1,751	26.85	5.2	11,265

At December 31, 2011, the total unrecognized compensation cost related to all nonvested awards was $15.5 million. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

Note 17:     Stockholder Rights Plan

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

Note 18:     Share Repurchases

In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. As of December 31, 2011, we have repurchased 1.6 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $50.0 million and an average price per share of $30.58.

In February 2012, we entered into a prepaid variable share repurchase agreement to repurchase an additional $25.0 million of our common stock. The variable share repurchase agreement was funded with available cash, and it is scheduled to be completed no later than March 30, 2012.

Notes to Consolidated Financial Statements — (Continued)

Note 19:     Operating Leases

Operating lease expense incurred primarily for manufacturing and office space, machinery and equipment was $20.7 million, $20.4 million, and $21.0 million in 2011, 2010, and 2009, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2011 are as follows (in thousands):

2012	$14,944
2013	12,119
2014	8,962
2015	6,127
2016	4,274
Thereafter	18,622

$65,048

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 20:     Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which seven are distributors, constitute in aggregate approximately 36%, 33%, and 35% of revenues in 2011, 2010, and 2009, respectively.

Unconditional Copper Purchase Obligations

At December 31, 2011, we were committed to purchase approximately 7.0 million pounds of copper at an aggregate cost of $24.1 million. At December 31, 2011, the fixed cost of this purchase was $0.1 million over the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. These commitments will mature in 2012.

Labor

Approximately 14% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 12% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2012.

International Operations

The carrying amounts of net assets belonging to our international operations were as follows:

	December 31,
	2011	2010
	(In thousands)
Canada and Latin America	$47,274	$6,735
Europe, Africa and Middle East	69,302	23,530
Asia Pacific	221,040	228,018

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2011 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2011 was $550.9 million. The fair value of our debt instruments at December 31, 2011 was approximately $561.4 million based on sales prices of the debt instruments from recent trading activity. Included in this amount are estimated fair values of $347.4 million and $214.0 million for senior subordinated notes with respective carrying values of $350.0 million and $200.9 million.

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

Letters of Credit, Guarantees and Bonds

At December 31, 2011, we were party to unused standby letters of credit, bank guarantees and surety bonds totaling $7.4 million, $4.9 million, and $1.7 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 22:     Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2011	2010	2009
	(In thousands)
Income tax refunds received	$8,432	$18,842	$6,840
Income taxes paid	(18,759)	(30,556)	(11,227)
Interest paid, net of amount capitalized	(43,980)	(44,781)	(37,923)

Notes to Consolidated Financial Statements — (Continued)

Note 23:     Quarterly Operating Results (Unaudited)

2011	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	93	91	91	90	365
Revenues	$461,628	$536,251	$519,713	$464,361	$1,981,953
Gross profit	130,455	156,614	152,751	131,999	571,819
Operating income	42,073	58,212	51,863	34,858	187,006
Income from continuing operations	22,018	34,881	31,365	26,989	115,253
Loss from discontinued operations, net of tax	(128)	(156)	(162)	(462)	(908)
Net income	21,890	34,725	31,203	26,527	114,345
Basic income (loss) per share
Continuing operations	$0.47	$0.73	$0.66	$0.58	$2.45
Discontinued operations	(0.01)	—	—	(0.01)	(0.02)

Net income	$0.46	$0.73	$0.66	$0.57	$2.43

Diluted income (loss) per share
Continuing operations	$0.46	$0.72	$0.65	$0.57	$2.40
Discontinued operations	(0.01)	—	—	(0.01)	(0.02)

Net income	$0.45	$0.72	$0.65	$0.56	$2.38

2010	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	94	91	91	89	365
Revenues	$384,424	$410,563	$396,927	$425,176	$1,617,090
Gross profit	110,410	117,304	118,184	121,396	467,294
Operating income	31,295	39,610	41,586	16,698	129,189
Income from continuing operations	14,330	21,585	22,644	10,739	69,298
Gain (loss) from discontinued operations, net of tax	(2,583)	(1,913)	(2,039)	849	(5,686)
Gain on disposal of discontinued operations, net of tax	—	—	—	44,847	44,847
Net income	11,747	19,672	20,605	56,435	108,459
Basic income (loss) per share
Continuing operations	$0.31	$0.46	$0.48	$0.23	$1.48
Discontinued operations	(0.06)	(0.04)	(0.04)	0.02	(0.11)
Disposal of discontinued operations	—	—	—	0.95	0.95

Net income	$0.25	$0.42	$0.44	$1.20	$2.32

Diluted income (loss) per share
Continuing operations	$0.30	$0.45	$0.47	$0.22	$1.45
Discontinued operations	(0.05)	(0.04)	(0.04)	0.02	(0.11)
Disposal of discontinued operations	—	—	—	0.93	0.93

Net income	$0.25	$0.41	$0.43	$1.17	$2.27

Included in the fourth quarter of 2011 are asset impairment charges and severance charges of $2.5 million and $5.0 million, respectively. Included in the fourth quarter of 2010 are asset impairment charges of $16.6 million.

Notes to Consolidated Financial Statements — (Continued)

Note 24:     Subsequent Event

There were no subsequent events following the balance sheet date for which accounting and disclosure in these financial statements is required.

Note 25:     Supplemental Guarantor Information

As of December 31, 2011, Belden Inc. (the Issuer) has outstanding $550.0 million aggregate principal amount of senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Belden Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. In addition, effective April 25, 2011, in connection with the refinancing of our Senior Secured Facility, the guarantor subsidiaries of the notes have been revised. The financial position, results of operations, and cash flows of the guarantor subsidiaries are not material and are combined with the Issuer in the following consolidating financial information. All subsidiary guarantors are 100% owned by the Issuer.

Notes to Consolidated Financial Statements — (Continued)

The following consolidating financial information presents information about the Issuer and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$92,586	$290,130	$—	$382,716
Receivables, net	117,920	181,150	—	299,070
Inventories, net	125,168	76,975	—	202,143
Deferred income taxes	15,737	3,923	—	19,660
Other current assets	10,121	11,711	—	21,832

Total current assets	361,532	563,889	—	925,421
Property, plant and equipment, less accumulated depreciation	132,909	154,024	—	286,933
Goodwill	242,808	105,224	—	348,032
Intangible assets, less accumulated amortization	77,455	74,228	—	151,683
Deferred income taxes	(1,829)	14,048	—	12,219
Other long-lived assets	13,666	50,166	—	63,832
Investment in subsidiaries	1,306,843	—	(1,306,843)	—

	$2,133,384	$961,579	$(1,306,843)	$1,788,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,647	$132,924	$—	$227,571
Accrued liabilities	73,579	80,416	—	153,995

Total current liabilities	168,226	213,340	—	381,566
Long-term debt	550,926	—	—	550,926
Postretirement benefits	42,855	88,382	—	131,237
Other long-term liabilities	23,628	6,214	—	29,842
Intercompany accounts	(33,617)	33,617	—	—
Total stockholders’ equity	1,381,366	620,026	(1,306,843)	694,549

	$2,133,384	$961,579	$(1,306,843)	$1,788,120

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2010
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$173,699	$184,954	$—	$358,653
Receivables, net	117,303	180,963	—	298,266
Inventories, net	109,127	66,532	—	175,659
Deferred income taxes	5,590	3,883	—	9,473
Other current assets	10,199	8,605	—	18,804

Total current assets	415,918	444,937	—	860,855
Property, plant and equipment, less accumulated depreciation	120,857	158,009	—	278,866
Goodwill	258,094	64,462	—	322,556
Intangible assets, less accumulated amortization	93,695	50,125	—	143,820
Deferred income taxes	9,342	18,223	—	27,565
Other long-lived assets	12,771	50,051	—	62,822
Investment in subsidiaries	1,227,959	—	(1,227,959)	—

	$2,138,636	$785,807	$(1,227,959)	$1,696,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,996	$119,088	$—	$212,084
Accrued liabilities	78,013	67,827	—	145,840

Total current liabilities	171,009	186,915	—	357,924
Long-term debt	551,155	—	—	551,155
Postretirement benefits	27,949	84,477	—	112,426
Other long-term liabilities	30,047	6,417	—	36,464
Intercompany accounts	(249,051)	249,051	—	—
Total stockholders’ equity	1,607,527	258,947	(1,227,959)	638,515

	$2,138,636	$785,807	$(1,227,959)	$1,696,484

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statements of Operations

	Year Ended December 31, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$1,056,363	$1,140,060	$(214,470)	$1,981,953
Cost of sales	(789,599)	(835,005)	214,470	(1,410,134)

Gross profit	266,764	305,055	—	571,819
Selling, general and administrative expenses	(177,903)	(148,047)	—	(325,950)
Research and development	(12,194)	(43,517)	—	(55,711)
Amortization of intangibles	(4,851)	(8,921)	—	(13,772)
Income from equity method investment	—	13,169	—	13,169
Asset impairment	(2,549)	—	—	(2,549)

Operating income	69,267	117,739	—	187,006
Interest expense	(47,011)	(1,115)	—	(48,126)
Interest income	94	917	—	1,011
Intercompany income (expense)	13,709	(13,709)	—	—
Income (loss) from equity investment in subsidiaries	81,750	—	(81,750)	—

Income (loss) from continuing operations before taxes	117,809	103,832	(81,750)	139,891
Income tax benefit (expense)	(2,556)	(22,082)	—	(24,638)

Income (loss) from continuing operations	115,253	81,750	(81,750)	115,253
Loss from discontinued operations, net of tax	(908)	—	—	(908)

Net income (loss)	$114,345	$81,750	$(81,750)	$114,345

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2010
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$874,866	$916,504	$(174,280)	$1,617,090
Cost of sales	(616,401)	(707,675)	174,280	(1,149,796)

Gross profit	258,465	208,829	—	467,294
Selling, general and administrative expenses	(161,675)	(118,002)	—	(279,677)
Research and development	(11,915)	(30,690)	—	(42,605)
Amortization of intangibles	(3,523)	(7,666)	—	(11,189)
Income from equity method investment	—	11,940	—	11,940
Asset impairment	(10,790)	(5,784)	—	(16,574)

Operating income	70,562	58,627	—	129,189
Interest expense	(48,829)	(997)	—	(49,826)
Interest income	159	1,025	—	1,184
Other income	—	1,465	—	1,465
Intercompany income (expense)	(7,876)	7,876	—	—
Income (loss) from equity investment in subsidiaries	50,194	—	(50,194)	—

Income (loss) from continuing operations before taxes	64,210	67,996	(50,194)	82,012
Income tax benefit (expense)	5,088	(17,802)	—	(12,714)

Income (loss) from continuing operations	69,298	50,194	(50,194)	69,298
Loss from discontinued operations, net of tax	(5,686)	—	—	(5,686)
Gain from disposal of discontinued operations, net of tax	44,847	—	—	44,847

Net income (loss)	$108,459	$50,194	$(50,194)	$108,459

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2009
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$681,997	$835,322	$(155,303)	$1,362,016
Cost of sales	(480,650)	(648,984)	155,303	(974,331)

Gross profit	201,347	186,338	—	387,685
Selling, general and administrative expenses	(124,510)	(137,963)	—	(262,473)
Research and development	(9,623)	(30,818)	—	(40,441)
Amortization of intangibles	(2,008)	(7,863)	—	(9,871)
Income from equity method investment	—	6,405		6,405
Asset impairment	(4,343)	(23,408)	—	(27,751)
Loss on sale of assets	—	(17,184)	—	(17,184)

Operating income (loss)	60,863	(24,493)	—	36,370
Interest expense	(41,488)	(474)	—	(41,962)
Interest income	254	789	—	1,043
Other expense	(1,541)	—	—	(1,541)
Intercompany income (expense)	88	(88)	—	—
Income (loss) from equity investment in subsidiaries	(21,059)	—	21,059	—

Income (loss) from continuing operations before taxes	(2,883)	(24,266)	21,059	(6,090)
Income tax benefit (expense)	(4,382)	3,207	—	(1,175)

Income (loss) from continuing operations	(7,265)	(21,059)	21,059	(7,265)
Loss from discontinued operations, net of tax	(17,636)	—	—	(17,636)

Net income (loss)	$(24,901)	$(21,059)	$21,059	$(24,901)

Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Cash Flow Statements

	Year Ended December 31, 2011
	Issuer	Non- Guarantor Subsidiaries	Total
	(In thousands)
Net cash provided by operating activities	$60,648	$123,915	$184,563
Cash flows from investing activities:
Cash used to acquire business, net of cash acquired	(60,519)	—	(60,519)
Capital expenditures	(26,061)	(13,992)	(40,053)
Proceeds from disposal of businesses and tangible assets	1,136	77	1,213

Net cash used for investing activities	(85,444)	(13,915)	(99,359)
Cash flows from financing activities:
Payments under share repurchase program	(50,000)	—	(50,000)
Cash dividends paid	(9,410)	—	(9,410)
Debt issuance costs	(3,296)	—	(3,296)
Tax benefit related to share-based compensation	1,790	—	1,790
Proceeds from exercises of stock options	4,599	—	4,599

Net cash used for financing activities	(56,317)	—	(56,317)
Effect of currency exchange rate changes on cash and cash equivalents	—	(4,824)	(4,824)

Increase (decrease) in cash and cash equivalents	(81,113)	105,176	24,063
Cash and cash equivalents, beginning of period	173,699	184,954	358,653

Cash and cash equivalents, end of period	$92,586	$290,130	$382,716

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2010
	Issuer	Non- Guarantor Subsidiaries	Total
	(In thousands)
Net cash provided by operating activities	$109,850	$1,699	$111,549
Cash flows from investing activities:
Cash used to acquire business, net of cash acquired	(119,110)	—	(119,110)
Proceeds from disposal of businesses and tangible assets	138,934	18	138,952
Capital expenditures	(16,056)	(12,138)	(28,194)

Net cash provided by (used for) investing activities	3,768	(12,120)	(8,352)
Cash flows from financing activities:
Payments under borrowing arrangements	(46,268)	—	(46,268)
Cash dividends paid	(9,412)	—	(9,412)
Tax deficiency related to share-based compensation	(110)	—	(110)
Proceeds from exercises of stock options	3,158	—	3,158
Intercompany capital contributions and dividends	49,641	(49,641)	—
Cash received upon termination of derivative instruments	4,217	—	4,217

Net cash provided by (used for) financing activities	1,226	(49,641)	(48,415)
Effect of currency exchange rate changes on cash and cash equivalents	—	(5,008)	(5,008)

Increase (decrease) in cash and cash equivalents	114,844	(65,070)	49,774
Cash and cash equivalents, beginning of period	58,855	250,024	308,879

Cash and cash equivalents, end of period	$173,699	$184,954	$358,653

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2009
	Issuer	Non- Guarantor Subsidiaries	Total
	(In thousands)
Net cash provided by operating activities	$63,176	$88,634	$151,810
Cash flows from investing activities:
Capital expenditures	(20,725)	(19,652)	(40,377)
Cash used to acquire businesses, net of cash acquired	(20,110)	(593)	(20,703)
Proceeds from disposal of businesses and tangible assets	910	1,121	2,031

Net cash used for investing activities	(39,925)	(19,124)	(59,049)
Cash flows from financing activities:
Borrowings under credit arrangements	193,732	—	193,732
Payments under borrowing arrangements	(193,732)	—	(193,732)
Debt issuance costs paid	(11,810)		(11,810)
Cash dividends paid	(9,373)	—	(9,373)
Tax deficiency related to share-based payments	(1,564)	—	(1,564)
Proceeds from exercises of stock options	699	—	699

Net cash used for financing activities	(22,048)	—	(22,048)
Effect of currency exchange rate changes on cash and cash equivalents	—	10,753	10,753

Increase in cash and cash equivalents	1,203	80,263	81,466
Cash and cash equivalents, beginning of year	57,652	169,761	227,413

Cash and cash equivalents, end of year	$58,855	$250,024	$308,879

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. As permitted, that evaluation excluded the business operations of ICM, Poliron, and Byres Security acquired in 2011. The acquired business operations excluded from our evaluation constituted $68.8 million of our total assets as of December 31, 2011 and $37.1 million of our revenues for the year ended December 31, 2011. The operations of the acquired businesses will be included in our 2012 evaluation. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Belden Inc.

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ICM, Poliron, and Byres Security, which are included in the 2011 consolidated financial statements of Belden Inc. and constituted $68.8 million of total assets as of December 31, 2011 and $37.1 million of revenues for the year then ended. Our audit of internal control over financial reporting of Belden Inc. also did not include an evaluation of the internal control over financial reporting of ICM, Poliron, and Byres Security.

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of Belden Inc., and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 29, 2012

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Item I — Election of Ten Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance — Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Corporate Governance Documents” and “Stockholder Proposals for the 2013 Annual Meeting”, as described in the Proxy Statement.

Item 11.     Executive Compensation

Incorporated herein by reference to “Executive Compensation,” “Director Compensation,” “Corporate Governance — Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance — Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information on December 31, 2011” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Corporate Governance—Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to “Item II — Ratification of the Appointment of Ernst & Young as the Company’s Independent Registered Public Accounting Firm — Fees to Independent Registered Public Accountants for 2011 and 2010” and “Item II — Ratification of the Appointment of Ernst & Young as the Company’s Independent Registered Public Accounting Firm — Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2011
Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2011
Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2011
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
	(In thousands)
Accounts Receivable — Allowance for Doubtful Accounts:
2011	$2,743	$2,036	$653	$(1,833)	$(950)	$(2)	$2,647
2010	3,412	1,074	(146)	(1,367)	(156)	(74)	2,743
2009	3,989	2,456	69	(2,092)	(1,062)	52	3,412
Inventories — Obsolescence and Other Valuation Allowances:
2011	$22,277	$2,322	$889	$(5,674)	$(1,162)	$(11)	$18,641
2010	18,225	3,751	1,924	330	(1,281)	(672)	22,277
2009	22,723	6,697	(865)	(8,306)	(2,296)	272	18,225
Deferred Income Tax Asset — Valuation Allowance:
2011	$32,777	$2,608	$350	$—	$(10,587)	$(203)	$24,945
2010	33,735	2,044	—	(1,670)	(852)	(480)	32,777
2009	32,285	6,557	—	(5,173)	(1,279)	1,345	33,735

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3. Exhibits The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.
3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1

4.5	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.6	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

10.1	Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6

10.2	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3

10.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4

10.5*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16

10.6*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15

10.7*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61

10.8*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.9*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; amendment filed herewith

10.10*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2

10.11*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1

10.12*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16

10.13*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.
10.14*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18

10.15*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4

10.16*	Belden Inc. Annual Cash Incentive Plan, as amended	Filed herewith

10.17*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.18*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.19*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.20*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.21*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.22*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.23*	Amended and Restated Executive Employment Agreement with Gray Benoist	December 22, 2008 Form 8-K, Exhibit 10.

10.24*	Executive Employment Agreement with Richard Kirschner	August 3, 2007 Form 10-Q, Exhibit 10.2

10.25*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1

10.26*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2

10.27*	Amended and Restated Executive Employment Agreement with Stephen H. Johnson	February 27, 2009 Form 10-K, Exhibit 10.35

10.28*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36

10.29*	Amended and Restated Executive Employment Agreement with Cathy O. Staples	February 27, 2009 Form 10-K, Exhibit 10.38

10.30*	Amended and Restated Executive Employment Agreement with Denis Suggs, with First Amendment	February 27, 2009 Form 10-K, Exhibit 10.39; August 11, 2010 Form 10-Q, Exhibit 10.2

10.31*	Executive Employment Agreement with Naresh Kumra	April 6, 2010 Form 8-K, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.
10.32*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 10-K, Exhibit 10.1

10.33*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.34*	Executive Employment Agreement with Nancy Wolfe	Filed herewith

10.35*	Form of Indemnification Agreement with each of the Directors and Gray Benoist, Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, Naresh Kumra, John Norman, Cathy Staples, John Stroup, Denis Suggs and Nancy Wolfe	March 1, 2007 Form 10-K, Exhibit 10.39

10.36	Credit Agreement	April 25, 2011 Form 8-K, Exhibit 10.1

10.37	First Amendment to Credit Agreement	November 29, 2011 Form 8-K, Exhibit 10.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	August 25, 2008 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	XBRL Taxonomy Extension Label

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan

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

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP John S. Stroup	President, Chief Executive Officer and Director	February 29, 2012

/s/ HENK DERKSEN Henk Derksen	Senior Vice President, Finance, and Chief Financial Officer	February 29, 2012

/s/ JOHN S. NORMAN John S. Norman	Vice President, Controller, and Chief Accounting Officer	February 29, 2012

/s/ BRYAN C. CRESSEY* Bryan C. Cressey	Chairman of the Board and Director	February 29, 2012

/s/ DAVID ALDRICH* David Aldrich	Director	February 29, 2012

/s/ LANCE C. BALK* Lance C. Balk	Director	February 29, 2012

/s/ JUDY L. BROWN* Judy L. Brown	Director	February 29, 2012

/s/ GLENN KALNASY* Glenn Kalnasy	Director	February 29, 2012

/s/ MARY S. MCLEOD* Mary S. McLeod	Director	February 29, 2012

/s/ GEORGE MINNICH* George Minnich	Director	February 29, 2012

/s/ JOHN M. MONTER* John M. Monter	Director	February 29, 2012

/s/ BERNARD G. RETHORE* Bernard G. Rethore	Director	February 29, 2012

/s/ DEAN YOOST* Dean Yoost	Director	February 29, 2012

/s/ JOHN S. STROUP *By John S. Stroup, Attorney-in-fact

INDEX TO EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.
3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 7% Senior Subordinated Notes due 2017	March 19, 2007 Form 8-K, Exhibit 4.1

4.5	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.6	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

10.1	Tax Sharing and Separation Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.6

10.2	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.3*	Belden Inc. Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.3

10.4*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4

10.5*	CDT 1999 Long-Term Performance Incentive Plan	October 27, 1999 Form 10-K, Exhibit 10.16

10.6*	Amendment No. 2 to CDT 1999 Long-Term Performance Incentive Plan	October 27, 2000 Form 10-K, Exhibit 10.15

10.7*	Amendments to CDT Long Term Performance Incentive Plans	November 15, 2004 Form 10-Q, Exhibit 10.61

10.8*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.9*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; amendment filed herewith

10.10*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2

10.11*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.
10.12*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16

10.13*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17

10.14*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18

10.15*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4

10.16*	Belden Inc. Annual Cash Incentive Plan, as amended	Filed herewith

10.17*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.18*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.19*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.20*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.21*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.22*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.23*	Amended and Restated Executive Employment Agreement with Gray Benoist	December 22, 2008 Form 8-K, Exhibit 10.

10.24*	Executive Employment Agreement with Richard Kirschner	August 3, 2007 Form 10-Q, Exhibit 10.2

10.25*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1

10.26*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2

10.27*	Amended and Restated Executive Employment Agreement with Stephen H. Johnson	February 27, 2009 Form 10-K, Exhibit 10.35

10.28*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36

10.29*	Amended and Restated Executive Employment Agreement with Cathy O. Staples	February 27, 2009 Form 10-K, Exhibit 10.38

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.
10.30*	Amended and Restated Executive Employment Agreement with Denis Suggs, with First Amendment	February 27, 2009 Form 10-K, Exhibit 10.39; August 11, 2010 Form 10-Q, Exhibit 10.2

10.31*	Executive Employment Agreement with Naresh Kumra	April 6, 2010 Form 8-K, Exhibit 10.1

10.32*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 10-K, Exhibit 10.1

10.33*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.34*	Executive Employment Agreement with Nancy Wolfe	Filed herewith

10.35*	Form of Indemnification Agreement with each of the Directors and Gray Benoist, Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, Naresh Kumra, John Norman, Cathy Staples, John Stroup, Denis Suggs and Nancy Wolfe	March 1, 2007 Form 10-K, Exhibit 10.39

10.36	Credit Agreement	April 25, 2011 Form 8-K, Exhibit 10.1

10.37	First Amendment to Credit Agreement	November 29, 2011 Form 8-K, Exhibit 10.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	August 25, 2008 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	XBRL Taxonomy Extension Label

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation