Form 10-Q
period 2012-04-01
BELDEN INC.
filed 2012-05-10
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

As of May 7, 2012, the Registrant had 45,513,186 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.    Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$370,017	$382,716
Receivables, net	289,915	299,070
Inventories, net	200,900	202,143
Deferred income taxes	20,123	19,660
Other current assets	20,781	21,832

Total current assets	901,736	925,421
Property, plant and equipment, less accumulated depreciation	290,257	286,933
Goodwill	349,552	348,032
Intangible assets, less accumulated amortization	149,419	151,683
Deferred income taxes	9,816	12,219
Other long-lived assets	66,946	63,832

	$1,767,726	$1,788,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,725	$227,571
Accrued liabilities	123,732	153,995

Total current liabilities	346,457	381,566
Long-term debt	550,295	550,926
Postretirement benefits	133,948	131,237
Other long-term liabilities	29,138	29,842
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	593,282	601,484
Retained earnings	298,321	276,363
Accumulated other comprehensive loss	(12,083)	(22,709)
Treasury stock	(172,135)	(161,092)

Total stockholders’ equity	707,888	694,549

	$1,767,726	$1,788,120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands, except per share amounts)
Revenues	$464,291	$461,628
Cost of sales	(322,573)	(331,173)

Gross profit	141,718	130,455
Selling, general and administrative expenses	(83,226)	(74,936)
Research and development	(14,033)	(13,629)
Amortization of intangibles	(3,235)	(3,679)
Income from equity method investment	2,741	3,862

Operating income	43,965	42,073
Interest expense	(11,921)	(11,808)
Interest income	351	159

Income from continuing operations before taxes	32,395	30,424
Income tax expense	(8,120)	(8,406)

Income from continuing operations	24,275	22,018
Loss from discontinued operations, net of tax	—	(128)

Net income	$24,275	$21,890

Weighted average number of common shares and equivalents:
Basic	45,912	47,209
Diluted	46,938	48,330

Basic income (loss) per share
Continuing operations	$0.53	$0.47
Discontinued operations	—	(0.01)

Net income	$0.53	$0.46

Diluted income (loss) per share
Continuing operations	$0.52	$0.46
Discontinued operations	—	(0.01)

Net income	$0.52	$0.45

Comprehensive income	$34,901	$44,647

Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$24,275	$21,890
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,157	12,860
Share-based compensation	2,977	2,925
Provision for inventory obsolescence	2,491	878
Pension funding less than pension expense	756	1,613
Income from equity method investment	(2,741)	(3,862)
Tax benefit related to share-based compensation	(4,119)	(1,668)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	11,904	(12,431)
Inventories	(4)	(24,622)
Accounts payable	(5,634)	10,528
Accrued liabilities	(30,141)	(30,638)
Accrued taxes	5,105	7,347
Other assets	(215)	(794)
Other liabilities	(4,063)	347

Net cash provided by (used for) operating activities	12,748	(15,627)
Cash flows from investing activities:
Capital expenditures	(7,557)	(6,798)
Cash used to acquire businesses, net of cash acquired	(587)	(23,192)
Proceeds from disposal of tangible assets	—	1,136

Net cash used for investing activities	(8,144)	(28,854)
Cash flows from financing activities:
Payments under share repurchase program	(25,000)	—
Cash dividends paid	(2,409)	(2,392)
Payments under borrowing arrangements	(600)	—
Proceeds from exercise of stock options	2,179	3,952
Tax benefit related to share-based compensation	4,119	1,668

Net cash provided by (used for) financing activities	(21,711)	3,228
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,408	5,685

Decrease in cash and cash equivalents	(12,699)	(35,568)
Cash and cash equivalents, beginning of period	382,716	358,653

Cash and cash equivalents, end of period	$370,017	$323,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

THREE MONTHS ENDED APRIL 1, 2012

(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Translation Component of Equity	Pension and Postretirement Liability	Total
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount

					(In thousands)
Balance at December 31, 2011	50,335	$503	$601,484	$276,363	(4,510)	$(161,092)	$27,463	$(50,172)	$694,549
Net income	—	—	—	24,275	—	—	—	—	24,275
Foreign currency translation	—	—	—	—	—	—	10,626	—	10,626

Comprehensive income									34,901
Exercise of stock options, net of tax withholding forfeitures	—	—	(6,359)	—	202	7,398	—	—	1,039
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(8,939)	—	127	6,559	—	—	(2,380)
Share repurchase program	—	—	—	—	(641)	(25,000)	—	—	(25,000)
Share-based compensation	—	—	7,096	—	—	—	—	—	7,096
Dividends ($0.05 per share)	—	—	—	(2,317)	—	—	—	—	(2,317)

Balance at April 1, 2012	50,335	$503	$593,282	$298,321	(4,822)	$(172,135)	$38,089	$(50,172)	$707,888

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include Belden Inc. and all of its subsidiaries (the Company, us, we, or our). We eliminate all significant affiliate accounts and transactions in consolidation.

The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2011:

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2011 Annual Report on Form 10-K.

Business Description

We design, manufacture, and market a portfolio of cable, connectivity, and networking products in markets including industrial, enterprise, broadcast, and consumer electronics. Our products provide for the transmission of signals for data, sound, and video applications.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 1, 2012, the 92nd day of our fiscal year 2012. Our fiscal second and third quarters each have 91 days. The three months ended April 3, 2011 included 93 days.

Reclassifications

We have made certain reclassifications to the 2011 Condensed Consolidated Financial Statements with no impact to reported net income in order to conform to the 2012 presentation.

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

As of and during the three months ended April 1, 2012 and April 3, 2011, we utilized Level 1 inputs to determine the fair value of cash equivalents.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of April 1, 2012 was $187.2 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of April 1, 2012, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.0 million, $4.9 million, and $1.7 million, respectively.

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

Discontinued Operations

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. For the three months ended April 3, 2011 we recognized $0.2 million of interest expense ($0.1 million net of tax) related to the uncertain tax positions, which is included in discontinued operations.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2012, we adopted new accounting guidance issued by the FASB with regard to the presentation and disclosure of comprehensive income. The adoption of this guidance did not have a material impact on our financial statements.

Note 2: Operating Segments

We have organized the enterprise around geographic areas. We conduct our operations through three reported operating segments—Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific.

We allocate corporate expenses to the segments for purposes of measuring segment operating income. Corporate expenses are allocated on the basis of each segment’s relative operating income prior to the allocation. Beginning on January 1, 2012, the results of our equity method investment in Xuzhou Hirschmann Electronics Co. Ltd. (the Hirschmann JV) are no longer included in our EMEA segment due to a change in our organizational reporting structure for the Hirschmann JV. The results of the Hirschmann JV are analyzed separately from the results of our operating segments, and they are not included in the corporate expense allocation. The prior period presentation of segment operating income has been modified accordingly.

	Americas	EMEA	Asia Pacific	Total Segments
	(In thousands)
For the three months ended April 1, 2012

External customer revenues	$299,622	$94,129	$70,540	$464,291
Affiliate revenues	10,086	27,488	606	38,180
Operating income	36,278	17,415	4,669	58,362

For the three months ended April 3, 2011

External customer revenues	$276,998	$103,690	$80,940	$461,628
Affiliate revenues	12,068	22,666	101	34,835
Operating income	31,117	13,769	6,283	51,169

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)

Segment operating income	$58,362	$51,169
Income from equity method investment	2,741	3,862
Eliminations	(17,138)	(12,958)

Total operating income	43,965	42,073
Interest expense	(11,921)	(11,808)
Interest income	351	159

Income from continuing operations before taxes	$32,395	$30,424

Revenues by major product group were as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)

Cable products	$329,265	$319,128
Networking products	65,310	71,255
Connectivity products	69,716	71,245

Total revenues	$464,291	$461,628

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

Note 3: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)

Numerator:
Income from continuing operations	$24,275	$22,018
Loss from discontinued operations, net of tax	—	(128)

Net income	$24,275	$21,890

Denominator:
Weighted average shares outstanding, basic	45,912	47,209
Effect of dilutive common stock equivalents	1,026	1,121

Weighted average shares outstanding, diluted	46,938	48,330

For the three months ended April 1, 2012 and April 3, 2011, diluted weighted average shares outstanding do not include outstanding equity awards of 0.7 million and 0.4 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 4: Inventories

The major classes of inventories were as follows:

	April 1, 2012	December 31, 2011
	(In thousands)

Raw materials	$76,508	$78,743
Work-in-process	47,827	46,683
Finished goods	94,182	92,126
Perishable tooling and supplies	3,021	3,232

Gross inventories	221,538	220,784
Obsolescence and other reserves	(20,638)	(18,641)

Net inventories	$200,900	$202,143

Note 5: Long-Lived Assets

Disposals

During the three months ended April 3, 2011, we sold certain real estate of the Americas segment for $1.1 million. There was no gain or loss recognized on the sale.

Depreciation and Amortization Expense

We recognized depreciation expense of $8.9 million and $9.2 million in the three months ended April 1, 2012 and April 3, 2011, respectively.

We recognized amortization expense related to our intangible assets of $3.2 million and $3.7 million in the three months ended April 1, 2012 and April 3, 2011, respectively.

Note 6: Long-Term Debt and Other Borrowing Arrangements

Senior Secured Facility

On April 25, 2011, we entered into a new senior secured credit facility (Senior Secured Facility). The borrowing capacity under the Senior Secured Facility is $400.0 million, and it matures on April 25, 2016. Under the Senior Secured Facility, we are permitted to borrow and re-pay funds in various currencies. Interest on outstanding borrowings is variable, based on either the three month LIBOR rate or the prime rate. It is secured by certain of our assets in the United States as well as the capital stock of certain of our subsidiaries. We paid $3.3 million of fees associated with the Senior Secured Facility, which are being amortized over the life of the Senior Secured Facility using the effective interest method.

The Senior Secured Facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of April 1, 2012, we were in compliance with all of the covenants of the Senior Secured Facility.

The Senior Secured Facility replaced our $230.0 million senior secured credit facility that was scheduled to mature in January 2013. There were no outstanding borrowings under the prior facility at the time of its termination.

As of April 1, 2012, there were no outstanding borrowings under the Senior Secured Facility, and we had $386.3 million in available borrowing capacity, as our borrowing capacity is reduced by outstanding letters of credit.

Senior Subordinated Notes

We have outstanding $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on June 15 and December 15. As of April 1, 2012, the carrying value of the notes was $200.9 million.

We also have outstanding $349.4 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and with any future senior subordinated debt; they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our senior secured facility. Interest is payable semiannually on March 15 and September 15. As of April 1, 2012, the carrying value of the notes was $349.4 million.

The indentures governing our senior subordinated notes require that we reinvest the proceeds from qualifying dispositions of assets in the business. To the extent that such proceeds are not reinvested (excess proceeds), we are required to offer to repurchase our notes at par. We made such an offer in December 2011, as a result of excess proceeds from our disposition of Trapeze Networks, Inc. in 2010. Holders of $0.6 million of our senior subordinated notes due 2017 accepted the offer, and such notes were repurchased at par in January 2012.

Under the terms of our Senior Secured Facility, we are permitted to repurchase up to $55.0 million of our senior subordinated notes.

Fair Value of Long-Term Debt

The fair value of our debt instruments at April 1, 2012 was approximately $580.9 million based on sales prices of the debt instruments from recent trading activity (Level 1 valuation). This amount represents the fair value of our senior subordinated notes with a face value of $549.4 million.

Note 7: Income Taxes

Income tax expense was $8.1 million for the three months ended April 1, 2012. The most significant factor in the difference between the effective tax rate of 25.1% and the amount determined by applying the applicable statutory United States tax rate of 35% for the three months ended April 1, 2012 is the tax rate differential associated with our foreign earnings.

Note 8: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
		(In thousands)

Service cost	$1,432	$1,349	$32	$40
Interest cost	3,010	2,811	588	681
Expected return on plan assets	(3,165)	(2,860)	—	—
Amortization of prior service credit	(19)	(36)	(29)	(60)
Net loss recognition	1,492	1,543	262	119

Net periodic benefit cost	$2,750	$2,807	$853	$780

Note 9: Comprehensive Income

The following table summarizes total comprehensive income:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)

Net income	$24,275	$21,890
Foreign currency translation income	10,626	22,757

Total comprehensive income	$34,901	$44,647

Note 10: Share Repurchases

In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. As of April 1, 2012, we have repurchased 2.3 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $75.0 million and an average price per share of $32.95.

Note 11: Supplemental Guarantor Information

As of April 1, 2012, Belden Inc. (the Issuer) has outstanding $549.4 million aggregate principal amount of senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Belden Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. In addition, effective April 25, 2011, in connection with the refinancing of our Senior Secured Facility, the guarantor subsidiaries of the notes have been revised. The financial position, results of operations, and cash flows of the guarantor subsidiaries are not material and are combined with the Issuer in the following consolidating financial information. All subsidiary guarantors are 100% owned by the Issuer.

The following consolidating financial information presents information about the Issuer and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	April 1, 2012
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,454	$316,563	$—	$370,017
Receivables, net	108,123	181,792	—	289,915
Inventories, net	120,976	79,924	—	200,900
Deferred income taxes	15,737	4,386	—	20,123
Other current assets	9,616	11,165	—	20,781

Total current assets	307,906	593,830	—	901,736

Property, plant and equipment, less accumulated depreciation	134,100	156,157	—	290,257
Goodwill	242,808	106,744	—	349,552
Intangible assets, less accumulated amortization	76,242	73,177	—	149,419
Deferred income taxes	(3,182)	12,998	—	9,816
Other long-lived assets	13,099	53,847	—	66,946
Investment in subsidiaries	1,325,084	—	(1,325,084)	—

	$2,096,057	$996,753	$(1,325,084)	$1,767,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,793	$131,932	$—	$222,725
Accrued liabilities	49,582	74,150	—	123,732

Total current liabilities	140,375	206,082	—	346,457

Long-term debt	550,295	—	—	550,295
Postretirement benefits	33,255	100,693	—	133,948
Other long-term liabilities	23,092	6,046	—	29,138
Intercompany accounts	(43,165)	43,165	—	—
Total stockholders’ equity	1,392,205	640,767	(1,325,084)	707,888

	$2,096,057	$996,753	$(1,325,084)	$1,767,726

	December 31, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$92,586	$290,130	$—	$382,716
Receivables, net	117,920	181,150	—	299,070
Inventories, net	125,168	76,975	—	202,143
Deferred income taxes	15,737	3,923	—	19,660
Other current assets	10,121	11,711	—	21,832

Total current assets	361,532	563,889	—	925,421

Property, plant and equipment, less accumulated depreciation	132,909	154,024	—	286,933
Goodwill	242,808	105,224	—	348,032
Intangible assets, less accumulated amortization	77,455	74,228	—	151,683
Deferred income taxes	(1,829)	14,048	—	12,219
Other long-lived assets	13,666	50,166	—	63,832
Investment in subsidiaries	1,306,843	—	(1,306,843)	—

	$2,133,384	$961,579	$(1,306,843)	$1,788,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,647	$132,924	$—	$227,571
Accrued liabilities	73,579	80,416	—	153,995

Total current liabilities	168,226	213,340	—	381,566

Long-term debt	550,926	—	—	550,926
Postretirement benefits	42,855	88,382	—	131,237
Other long-term liabilities	23,628	6,214	—	29,842
Intercompany accounts	(33,617)	33,617	—	—
Total stockholders’ equity	1,381,366	620,026	(1,306,843)	694,549

	$2,133,384	$961,579	$(1,306,843)	$1,788,120

Supplemental Condensed Consolidating Statements of Comprehensive Income (Unaudited)

	Three Months Ended April 1, 2012
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
		(In thousands)
Revenues	$259,267	$262,719	$(57,695)	$464,291
Cost of sales	(185,385)	(194,883)	57,695	(322,573)

Gross profit	73,882	67,836	—	141,718
Selling, general and administrative expenses	(46,924)	(36,302)	—	(83,226)
Research and development	(3,583)	(10,450)	—	(14,033)
Amortization of intangibles	(1,177)	(2,058)	—	(3,235)
Income from equity method investment	—	2,741	—	2,741

Operating income	22,198	21,767	—	43,965
Interest expense	(11,904)	(17)	—	(11,921)
Interest income	24	327	—	351
Intercompany income (expense)	(970)	970	—	—
Income (loss) from equity investment in subsidiaries	18,241	—	(18,241)	—

Income (loss) from continuing operations before taxes	27,589	23,047	(18,241)	32,395
Income tax expense	(3,314)	(4,806)	—	(8,120)

Net income (loss)	$24,275	$18,241	$(18,241)	$24,275

Comprehensive income (loss)	$22,630	$30,512	$(18,241)	$34,901

	Three Months Ended April 3, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
		(In thousands)
Revenues	$256,666	$252,105	$(47,143)	$461,628
Cost of sales	(185,576)	(192,740)	47,143	(331,173)

Gross profit	71,090	59,365	—	130,455
Selling, general and administrative expenses	(43,976)	(30,960)	—	(74,936)
Research and development	(4,708)	(8,921)	—	(13,629)
Amortization of intangibles	(1,710)	(1,969)	—	(3,679)
Income from equity method investment	—	3,862	—	3,862

Operating income	20,696	21,377	—	42,073
Interest expense	(11,782)	(26)	—	(11,808)
Interest income	43	116	—	159
Intercompany income (expense)	(1,682)	1,682	—	—
Income (loss) from equity investment in subsidiaries	15,466	—	(15,466)	—

Income (loss) from continuing operations before taxes	22,741	23,149	(15,466)	30,424
Income tax expense	(723)	(7,683)	—	(8,406)

Income (loss) from continuing operations	22,018	15,466	(15,466)	22,018
Loss from discontinued operations, net of tax	(128)	—	—	(128)

Net income (loss)	$21,890	$15,466	$(15,466)	$21,890

Comprehensive income (loss)	$21,890	$38,223	$(15,466)	$44,647

Supplemental Condensed Consolidating Statements of Cash Flows (Unaudited)

	Three Months Ended April 1, 2012
	Issuer	Non- Guarantor Subsidiaries	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(11,907)	$24,655	$12,748
Cash flows from investing activities:
Capital expenditures	(4,927)	(2,630)	(7,557)
Cash used to acquire businesses, net of cash acquired	(587)	—	(587)

Net cash used for investing activities	(5,514)	(2,630)	(8,144)
Cash flows from financing activities:
Payments under share repurchase program	(25,000)	—	(25,000)
Cash dividends paid	(2,409)	—	(2,409)
Payments under borrowing arrangements	(600)	—	(600)
Proceeds from exercise of stock options	2,179	—	2,179
Tax benefit related to share-based compensation	4,119	—	4,119

Net cash used for financing activities	(21,711)	—	(21,711)
Effect of currency exchange rate changes on cash and cash equivalents	—	4,408	4,408

Increase (decrease) in cash and cash equivalents	(39,132)	26,433	(12,699)
Cash and cash equivalents, beginning of period	92,586	290,130	382,716

Cash and cash equivalents, end of period	$53,454	$316,563	$370,017

	Three Months Ended April 3, 2011
	Issuer	Non- Guarantor Subsidiaries	Total
		(In thousands)
Net cash provided by (used for) operating activities	$(21,326)	$5,699	$(15,627)

Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(23,192)	—	(23,192)
Capital expenditures	(4,164)	(2,634)	(6,798)
Proceeds from disposal of tangible assets	1,118	18	1,136

Net cash used for investing activities	(26,238)	(2,616)	(28,854)

Cash flows from financing activities:
Cash dividends paid	(2,392)	—	(2,392)
Tax benefit related to share-based compensation	1,668	—	1,668
Proceeds from exercise of stock options	3,952	—	3,952
Intercompany capital contributions and dividends	(27,546)	27,546	—

Net cash provided by (used for) financing activities	(24,318)	27,546	3,228

Effect of currency exchange rate changes on cash and cash equivalents	—	5,685	5,685

Increase (decrease) in cash and cash equivalents	(71,882)	36,314	(35,568)
Cash and cash equivalents, beginning of period	173,699	184,954	358,653

Cash and cash equivalents, end of period	$101,817	$221,268	$323,085

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design and manufacture a portfolio of cable, connectivity, and networking products, which we market through regional business segments to industrial, enterprise, broadcast, and consumer electronics markets.

We consider revenue growth, operating margin, cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators.

Trends and Events

The following trends and events during 2012 have had varying effects on our financial condition, results of operations, and cash flows.

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

Channel Inventory

Our operating results also can be affected by the levels of Belden products held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold our products in their inventory in order to meet the service and on-time delivery requirements of their end customers. Generally, as our channel partners and customers change the level of Belden products held in their inventory, it impacts our revenues. Comparisons of our results between periods can be impacted by changes in the levels of channel inventory.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the three months ended April 1, 2012:

•	We did not change any of our existing critical accounting policies from those listed in our 2011 Annual Report on Form 10-K;

•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Continuing Operations

	Three Months Ended		% Change
	April 1, 2012	April 3, 2011
	(In thousands, except percentages)
Revenues	$464,291	$461,628	0.6%
Gross profit	141,718	130,455	8.6%
Selling, general and administrative expenses	83,226	74,936	11.1%
Research and development	14,033	13,629	3.0%
Operating income	43,965	42,073	4.5%
Income from continuing operations before taxes	32,395	30,424	6.5%
Income from continuing operations	24,275	22,018	10.3%

Revenues increased in the three months ended April 1, 2012 from the comparable period of 2011 primarily for the following reasons:

•	Acquisitions contributed $10.2 million to the increase in revenues.

•

Increases in unit sales volume, primarily due to market growth and increased share in many of our end markets, as well as pricing changes related to non-copper commodity cost increases and other pricing changes, resulted in a revenue increase of $6.1 million. Changes in channel inventory were unfavorable to revenue.

These increases were partially offset by the following decreases in revenue:

•	A decrease in selling prices due to lower copper costs resulted in an estimated revenue decrease of approximately $10 million.

•	Unfavorable currency translation, primarily due to the U.S. dollar strengthening against the euro, resulted in a revenue decrease of $3.6 million.

Gross profit increased in the three months ended April 1, 2012 from the comparable period of 2011 due to the increases in revenues as discussed above. Our acquisitions completed in 2011 also contributed to the increase in gross profit as compared to the prior year. As a result of these factors and improved productivity due to our Lean enterprise initiatives, our gross profit percentage expanded from 28.3% for the three months ended April 3, 2011 to 30.5% for the three months ended April 1, 2012.

Selling, general and administrative expenses increased in the three months ended April 1, 2012 from the comparable period of 2011. The increases are primarily due to investments in our strategic initiatives, including our Market Delivery System and Talent Management. The increases are also due to our acquisitions completed in 2011.

The increase in research and development costs in the three months ended April 1, 2012 from the comparable period of 2011 is primarily due to increased investments in new product development and our acquisitions completed in 2011.

Operating income increased in the three months ended April 1, 2012 from the comparable period of 2011 due to the increases in revenues and gross profit as discussed above. In addition, operating income increased due to the successful execution of our Lean enterprise initiatives and our recent acquisitions. The increases in operating income were partially offset by a $1.1 million decrease in income from our equity method investment, primarily due to a slowdown in the Chinese construction industry.

Income from continuing operations before taxes increased in the three months ended April 1, 2012 due to the increases in operating income discussed above.

Our effective tax rate for the three months ended April 1, 2012 was 25.1% compared to 27.6% for the three months ended April 3, 2011. This change is primarily attributable to $1.0 million tax benefit recorded for the three months ended April 1, 2012 due to the favorable settlement of a foreign tax audit.

Americas Segment

	Three Months Ended		% Change
	April 1, 2012	April 3, 2011
	(In thousands, except percentages)
Total revenues	$309,708	$289,066	7.1%
Operating income	36,278	31,117	16.6%
as a percent of total revenues	11.7%	10.8%

Americas total revenues, which include affiliate revenues, increased in the three months ended April 1, 2012 from the comparable period of 2011. Higher unit sales volume, as well as pricing changes related to non-copper commodity cost increases and other pricing changes, resulted in an increase in revenues of $20.3 million. Changes in channel inventory were unfavorable to revenue. Acquisitions contributed $9.6 million to the increase in revenues. These increases were partially offset by decreases in revenues. A decrease in selling prices due to lower copper costs resulted in an estimated decrease in revenues of approximately $6 million. Decreases in affiliate sales and unfavorable currency translation resulted in decreases in revenues of $2.0 million and $1.3 million, respectively. Our APAC segment has increased local manufacturing capabilities of products previously purchased from the Americas segment, which resulted in the decrease in affiliate sales for the Americas segment.

Operating income increased in the three months ended April 1, 2012 from the comparable period of 2011 primarily due to the increase in revenues discussed above. Our acquisitions completed in 2011 also contributed to the increase in operating income as compared to the prior year. As a result of these factors and improved productivity due to our Lean enterprise initiatives, the Americas operating income percentage expanded from 10.8% for the three months ended April 3, 2011 to 11.7% for the three months ended April 1, 2012.

EMEA Segment

	Three Months Ended		% Change
	April 1, 2012	April 3, 2011
	(In thousands, except percentages)
Total revenues	$121,617	$126,356	-3.8%
Operating income	17,415	13,769	26.5%
as a percent of total revenues	14.3%	10.9%

EMEA total revenues, which include affiliate revenues, decreased in the three months ended April 1, 2012 from the comparable period of 2011. Lower unit sales volume resulted in a $5.5 million decrease in revenue, primarily due to softening economic conditions in Europe. Unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro, resulted in a $3.6 million decrease in revenue. A decrease in selling prices due to lower copper costs resulted in an estimated decrease in revenues of approximately $1 million. The decreases in revenues were partially offset by an increase in affiliate sales of $4.8 million and the impact of acquisitions, which contributed an increase in revenues of $0.6 million. Operating income increased in the three months ended April 1, 2012 from the comparable period of 2011 due to favorable product mix.

Asia Pacific Segment

	Three Months Ended		% Change
	April 1, 2012	April 3, 2011
	(In thousands, except percentages)
Total revenues	$71,146	$81,041	-12.2%
Operating income	4,669	6,283	-25.7%
as a percent of total revenues	6.6%	7.8%

Asia Pacific total revenues, which include affiliate revenues, decreased in the three months ended April 1, 2012 from the comparable period of 2011 primarily due to a $7.7 million decrease from lower unit sales volume as a result of softening economic conditions in China and a decrease in the inventory levels held by our channel partners. A decrease in selling prices due to lower copper costs resulted in an estimated decrease in revenues of approximately $4 million. The decreases in revenue were partially offset by increases in revenues. Favorable currency translation, primarily from the Chinese renminbi strengthening against the U.S. dollar, resulted in revenue increases of $1.3 million. Higher affiliate sales resulted in increases in revenues of $0.5 million.

Operating income decreased in the three months ended April 3, 2011 due to the decreases in revenues as discussed above. Operating income decreased for our consumer electronics end market business in the segment, and we continue to evaluate strategic alternatives to address this underperforming business.

Product Group Information

Revenues by major product group were as follows:

	Three Months Ended		% Change
	April 1, 2012	April 3, 2011
	(In thousands, except percentages)
Cable products	$329,265	$319,128	3.2%
Networking products	65,310	71,255	-8.3%
Connectivity products	69,716	71,245	-2.1%

Cable product revenues increased in the three months ended April 1, 2012 from the comparable period of 2011. Increases in unit sales volume, primarily due to market growth and increased share in many of our end markets, as well as pricing changes related to non-copper commodity cost increases and other pricing changes, resulted in a revenue increase of $11.6 million. Acquisitions contributed $9.6 million to the increase in cable product revenues. These increases in revenues were partially offset by decreases in revenues. A decrease in selling prices due to lower copper costs resulted in an estimated decrease in revenues of approximately $10 million. Unfavorable currency translation resulted in a decrease in revenues of $1.1 million.

Networking product revenues decreased in the three months ended April 1, 2012 from the comparable period of 2011 primarily due to decreases in unit sales volume of $5.1 million as a result of a decrease in inventory levels held by our channel partners in China and softening economic conditions in Europe, including government austerity measures. Unfavorable currency translation resulted in a decrease in networking product revenues of $1.4 million. These decreases were partially offset by an increase in revenues due to acquisitions of $0.6 million.

Connectivity product revenues decreased in the three months ended April 1, 2012 from the comparable period of 2011 primarily due to unfavorable currency translation of $1.2 million and decreases in unit sales volume of $0.3 million.

Discontinued Operations

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. For the three months ended April 3, 2011 we recognized $0.2 million of interest expense ($0.1 million net of tax) related to the uncertain tax positions, which is included in discontinued operations.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Net cash provided by (used for):
Operating activities	$12,748	$(15,627)
Investing activities	(8,144)	(28,854)
Financing activities	(21,711)	3,228
Effects of currency exchange rate changes on cash and cash equivalents	4,408	5,685

Decrease in cash and cash equivalents	(12,699)	(35,568)
Cash and cash equivalents, beginning of period	382,716	358,653

Cash and cash equivalents, end of period	$370,017	$323,085

Net cash provided by operating activities, a key source of our liquidity, increased by $28.4 million for the three months ended April 1, 2012 from the comparable period of 2011. The most significant factor impacting the increased cash provided by operating activities was the change in operating assets and liabilities. For the three months ended April 1, 2012, changes in operating assets and liabilities were a use of cash of $23.0 million, as compared to a use of cash of $50.3 million for the comparable period of 2011.

Inventories were not a significant use of cash for the three months ended April 1, 2012, while inventories were a use of cash of $24.6 million for the comparable period of 2011. Inventory turns were 6.4 turns as of both April 1, 2012 and April 3, 2011. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter.

Accounts receivable were a source of cash of $11.9 million for the three months ended April 1, 2012, compared to a use of cash of $12.4 million for the comparable period of 2011. Our days’ sales outstanding improved from 65 days as of April 3, 2011 to 57 days as of April 1, 2012. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter.

Net cash used for investing activities totaled $8.1 million for the three months ended April 1, 2012 compared to $28.9 million for the comparable period of 2011. Investing activities in the three months ended April 1, 2012 included capital expenditures of $7.5 million and a payment related to a previous acquisition of $0.6 million. Investing activities in the three months ended April 3, 2011 included payments for our acquisitions, net of cash acquired, of $23.2 million, capital expenditures of $6.8 million, and the receipt of $1.1 million of proceeds from the sale of real estate in the Americas segment.

Net cash used for financing activities for the three months ended April 1, 2012 totaled $21.7 million compared to cash provided by financing activities of $3.2 million for the comparable period of 2011. This change is primarily due to payments under our share repurchase program of $25.0 million for the three months ended April 1, 2012.

Our cash and cash equivalents balance was $370.0 million as of April 1, 2012. Of this amount, $316.3 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of April 1, 2012 consisted of $349.4 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of April 1, 2012, there were no outstanding borrowings under our senior secured credit facility, we were in compliance with all of the covenants of the facility, and we had $386.3 million in available borrowing capacity. Additional discussion regarding our various borrowing arrangements is included in Note 6 to the Condensed Consolidated Financial Statements.

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

For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

Item 7A of our 2011 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2011.

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

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 100 of which are pending as of April 30, 2012, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through April 30, 2012, we have been dismissed, or reached agreement to be dismissed, in more than 400 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

We are a former owner of a property located in Kingston, Canada. The Ontario, Canada Ministry of the Environment is seeking to require current and former owners of the Kingston property to delineate and remediate soil and groundwater contamination at the site, which we believe was caused by Nortel (a former owner of the site). We are in the process of assessing whether we have any liability for the site, as well as the scope of contamination, cost of remediation, allocation of costs among the parties, and the other parties’ financial viability. Based on our current information, we do not believe this matter should have a material adverse effect on our financial condition, operating results, or cash flows. However, since the outcome of this matter is uncertain, we cannot give absolute assurance regarding its future resolution, or that such matter may not become material in the future.

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended April 1, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through February 5, 2012	—	$—	—	$100,000,000
February 6, 2012 through March 4, 2012	—	—	—	100,000,000
March 5, 2012 through April 1, 2012	640,816	39.01	640,816	75,000,000

Total	640,816	$39.01	640,816	$75,000,000

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. As of April 1, 2012, we have repurchased 2.3 million shares of our common stock under the program for an aggregate cost of $75.0 million and an average price of $32.95.

Item 6:	Exhibits

Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: May 10, 2012	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: May 10, 2012	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: May 10, 2012	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller, and Chief Accounting Officer