Form 10-Q
period 2012-07-01
BELDEN INC.
filed 2012-08-09
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

As of August 6, 2012, the Registrant had 44,789,871 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.     Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$337,278	$382,716
Receivables, net	322,572	299,070
Inventories, net	183,954	202,143
Deferred income taxes	20,073	19,660
Other current assets	21,013	21,832

Total current assets	884,890	925,421
Property, plant and equipment, less accumulated depreciation	287,802	286,933
Goodwill	343,795	348,032
Intangible assets, less accumulated amortization	143,513	151,683
Deferred income taxes	19,128	12,219
Other long-lived assets	65,193	63,832

	$1,744,321	$1,788,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,595	$227,571
Accrued liabilities	124,413	153,995

Total current liabilities	339,008	381,566
Long-term debt	550,265	550,926
Postretirement benefits	129,421	131,237
Other long-term liabilities	27,827	29,842
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	593,844	601,484
Retained earnings	338,419	276,363
Accumulated other comprehensive loss	(40,321)	(22,709)
Treasury stock	(194,645)	(161,092)

Total stockholders’ equity	697,800	694,549

	$1,744,321	$1,788,120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands, except per share data)
Revenues	$484,042	$536,251	$948,333	$997,879
Cost of sales	(332,121)	(379,637)	(654,694)	(710,810)

Gross profit	151,921	156,614	293,639	287,069
Selling, general and administrative expenses	(77,931)	(84,380)	(161,157)	(159,316)
Research and development	(15,029)	(14,530)	(29,062)	(28,159)
Amortization of intangibles	(2,570)	(3,347)	(5,805)	(7,026)
Income from equity method investment	1,960	3,855	4,701	7,717

Operating income	58,351	58,212	102,316	100,285
Interest expense	(12,502)	(12,748)	(24,423)	(24,556)
Interest income	211	156	562	315

Income from continuing operations before taxes	46,060	45,620	78,455	76,044
Income tax expense	(3,670)	(10,739)	(11,790)	(19,145)

Income from continuing operations	42,390	34,881	66,665	56,899
Loss from discontinued operations, net of tax	—	(156)	—	(284)

Net income	$42,390	$34,725	$66,665	$56,615

Weighted average number of common shares and equivalents:
Basic	45,526	47,401	45,720	47,304
Diluted	46,305	48,414	46,623	48,372

Basic income (loss) per share:
Continuing operations	$0.93	$0.73	$1.46	$1.20
Discontinued operations	—	—	—	(0.01)

Net income	$0.93	$0.73	$1.46	$1.19

Diluted income (loss) per share:
Continuing operations	$0.92	$0.72	$1.43	$1.18
Discontinued operations	—	—	—	(0.01)

Net income	$0.92	$0.72	$1.43	$1.17

Comprehensive income	$14,152	$42,326	$49,053	$86,973

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$66,665	$56,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,659	25,111
Share-based compensation	6,339	5,716
Provision for inventory obsolescence	3,056	1,160
Pension funding less than pension expense	883	1,820
Tax benefit related to share-based compensation	(3,909)	(1,796)
Income from equity method investment	(4,701)	(7,717)
Deferred income tax expense (benefit)	(10,368)	176
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(27,553)	(50,623)
Inventories	13,418	(18,616)
Accounts payable	(10,823)	19,282
Accrued liabilities	(23,754)	(14,535)
Accrued taxes	3,566	12,864
Other assets	(1,832)	1,310
Other liabilities	(4,084)	383

Net cash provided by operating activities	30,562	31,150
Cash flows from investing activities:
Capital expenditures	(21,753)	(14,883)
Cash used to acquire businesses, net of cash acquired	(587)	(52,418)
Proceeds from disposal of tangible assets	353	1,222

Net cash used for investing activities	(21,987)	(66,079)
Cash flows from financing activities:
Payments under share repurchase program	(50,000)	—
Cash dividends paid	(4,712)	(4,718)
Payments under borrowing arrangements	(600)	—
Debt issuance costs	—	(3,296)
Proceeds from exercise of stock options	2,198	4,554
Proceeds from settlement of derivatives	2,733	—
Tax benefit related to share-based compensation	3,909	1,796

Net cash used for financing activities	(46,472)	(1,664)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,541)	7,252

Decrease in cash and cash equivalents	(45,438)	(29,341)
Cash and cash equivalents, beginning of period	382,716	358,653

Cash and cash equivalents, end of period	$337,278	$329,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

SIX MONTHS ENDED JULY 1, 2012

(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Translation Component of Equity	Pension and Postretirement Liability
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount			Total

					(In thousands )
Balance at December 31, 2011	50,335	$503	$601,484	$276,363	(4,510)	$(161,092)	$27,463	$(50,172)	$694,549
Net income	—	—	—	66,665	—	—	—	—	66,665
Foreign currency translation	—	—	—	—	—	—	(17,612)	—	(17,612)

Comprehensive income									49,053
Exercise of stock options, net of tax withholding forfeitures	—	—	(6,785)	—	210	7,800	—	—	1,015
Conversion of restricted stock units into commom stock, net of tax withholding forfeitures	—	—	(11,103)	—	172	8,647	—	—	(2,456)
Share repurchase program	—	—	—	—	(1,417)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	10,248	—	—	—	—	—	10,248
Dividends ($0.10 per share)	—	—	—	(4,609)	—	—	—	—	(4,609)

Balance at Juy 1, 2012	50,335	$503	$593,844	$338,419	(5,545)	$(194,645)	$9,851	$(50,172)	$697,800

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 1, 2012, the 92nd day of our fiscal year 2012. Our fiscal second quarter has 91 days and ended on July 1, 2012. Our fiscal third quarter has 91 days and will end on September 30, 2012.

The six months ended July 1, 2012 and July 3, 2011 included 183 and 184 days, respectively.

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

As of and for the three and six months ended July 1, 2012 and July 3, 2011, we utilized Level 1 inputs to determine the fair value of cash equivalents. As of and for the three and six months ended July 1, 2012, we utilized Level 2 inputs to determine the fair value of derivatives and hedging instruments (see Note 7). We did not have any derivatives and hedging instruments outstanding as of or for the three and six months ended July 3, 2011. We did not have any transfers between Level 1 and Level 2 fair value measurements during the year.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. These cash equivalents are recorded at fair value of $175.7 million as of July 1, 2012, which is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of July 1, 2012, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $6.4 million, $4.7 million, and $1.7 million, respectively.

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

Derivatives and Hedging Activities

We are exposed to various market risks, including fluctuations in foreign currency exchange rates. From time to time, we manage a portion of this risk through the use of derivative financial instruments to reduce our exposure to foreign currency risk. We do not hold or issue any derivative instrument for trading or speculative purposes.

We report all derivative financial instruments on the balance sheet at fair value. Foreign currency derivative instruments may be designated as a hedge of our net investment in certain foreign operations. If a derivative is designated as a net investment hedge, the effective portion of the gain or loss on the derivative is reported in accumulated other comprehensive income as part of the cumulative translation component of equity. Any ineffectiveness is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Discontinued Operations

On December 16, 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of July 1, 2012, we have not collected any amounts from the escrow, and we are in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. The $15.2 million remains classified on our Condensed Consolidated Balance Sheets within accounts receivable.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. For the three and six months ended July 3, 2011 we recognized $0.3 million and $0.5 million of interest expense, respectively ($0.2 million and $0.3 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations.

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

	Americas	EMEA	Asia Pacific	Total Segments
	(In thousands)
For the three months ended July 1, 2012

External customer revenues	$308,775	$93,401	$81,866	$484,042
Affiliate revenues	9,936	29,960	1,400	41,296
Operating income	44,698	21,089	9,409	75,196

For the three months ended July 3, 2011

External customer revenues	325,732	115,498	95,021	536,251
Affiliate revenues	11,475	27,482	398	39,355
Operating income	40,001	20,079	9,138	69,218

For the six months ended July 1, 2012

External customer revenues	608,397	187,530	152,406	948,333
Affiliate revenues	20,022	57,448	2,006	79,476
Operating income	80,976	38,504	14,078	133,558

For the six months ended July 3, 2011

External customer revenues	602,730	219,188	175,961	997,879
Affiliate revenues	23,543	50,148	499	74,190
Operating income	71,118	33,848	15,421	120,387

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(In thousands)
Segment operating income	$75,196	$69,218	$133,558	$120,387
Income from equity method investment	1,960	3,855	4,701	7,717
Eliminations	(18,805)	(14,861)	(35,943)	(27,819)

Total operating income	58,351	58,212	102,316	100,285
Interest expense	(12,502)	(12,748)	(24,423)	(24,556)
Interest income	211	156	562	315

Income from continuing operations before taxes	$46,060	$45,620	$78,455	$76,044

Revenues by major product group were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(In thousands)
Cable products	$345,415	$378,497	$674,680	$697,625
Networking products	71,785	81,534	137,095	152,789
Connectivity products	66,842	76,220	136,558	147,465

Total revenues	$484,042	$536,251	$948,333	$997,879

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

Note 3: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)

Numerator:
Income from continuing operations	$42,390	$34,881	$66,665	$56,899
Loss from discontinued operations, net of tax	—	(156)	—	(284)

Net income	$42,390	$34,725	$66,665	$56,615

Denominator:
Weighted average shares outstanding, basic	45,526	47,401	45,720	47,304
Effect of dilutive common stock equivalents	779	1,013	903	1,068

Weighted average shares outstanding, diluted	46,305	48,414	46,623	48,372

For the three and six months ended July 1, 2012, diluted weighted average shares outstanding do not include outstanding equity awards of 1.3 million and 1.0 million, respectively, because to do so would have been anti-dilutive. For the three and six months ended July 3, 2011, diluted weighted average shares outstanding do not include outstanding equity awards of 0.7 million and 0.6 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 4: Inventories

The major classes of inventories were as follows:

	July 1, 2012	December 31, 2011
	(In thousands)

Raw materials	$70,645	$78,743
Work-in-process	44,644	46,683
Finished goods	85,143	92,126
Perishable tooling and supplies	2,859	3,232

Gross inventories	203,291	220,784
Obsolescence and other reserves	(19,337)	(18,641)

Net inventories	$183,954	$202,143

Note 5: Long-Lived Assets

Disposals

During the six months ended July 3, 2011, we sold certain real estate of the Americas segment for $1.1 million. There was no gain or loss recognized on the sale.

Depreciation and Amortization Expense

We recognized depreciation expense of $9.0 million and $17.9 million in the three and six months ended July 1, 2012, respectively. We recognized depreciation expense of $8.9 million and $18.1 million in the three and six months ended July 3, 2011, respectively.

We recognized amortization expense related to our intangible assets of $2.6 million and $5.8 million in the three and six months ended July 1, 2012, respectively. We recognized amortization expense related to our intangible assets of $3.3 million and $7.0 million in the three and six months ended July 3, 2011, respectively.

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

The Senior Secured Facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of July 1, 2012, we were in compliance with all of the covenants of the Senior Secured Facility.

The Senior Secured Facility replaced our $230.0 million senior secured credit facility that was scheduled to mature in January 2013. There were no outstanding borrowings under the prior facility at the time of its termination.

As of July 1, 2012, there were no outstanding borrowings under the Senior Secured Facility, and we had $387.2 million in available borrowing capacity, as our borrowing capacity is reduced by outstanding credit instruments.

See Note 12 for a discussion of changes in our long-term debt and other borrowing arrangements subsequent to July 1, 2012.

Senior Subordinated Notes

We have outstanding $200.0 million in senior subordinated notes due 2019 with a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and with any future senior subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on June 15 and December 15. As of July 1, 2012, the carrying value of the notes was $200.9 million.

We also have outstanding $349.4 million aggregate principal amount of 7.0% senior subordinated notes due 2017. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and with any future senior subordinated debt; they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on March 15 and September 15. As of July 1, 2012, the carrying value of the notes was $349.4 million.

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

Fair Value of Long-Term Debt

The fair value of our debt instruments at July 1, 2012 was approximately $579.2 million based on quoted prices of the debt instruments in an inactive market (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a face value of $549.4 million.

Note 7: Derivative Instruments and Hedging Activities

We are exposed to various market risks, including fluctuations in foreign currency exchange rates. From time to time, we manage a portion of this risk through the use of derivative financial instruments to reduce our exposure to foreign currency risk. We do not hold or issue any derivative instrument for trading or speculative purposes.

We have entered into foreign currency forward contracts that have been formally designated and qualify as net investment hedges of our operations in certain European subsidiaries. The forward contracts are recorded at fair value on our Condensed Consolidated Balance Sheets. To the extent that the hedge relationship is effective, the gains or losses on the forward contracts are reported in Accumulated Other Comprehensive Income (AOCI) as part of the cumulative translation component of equity. We utilize the forward-rate method of assessing hedge ineffectiveness. Any ineffectiveness is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The forward contracts expose us to credit risk to the extent that the counterparties to our forward contracts are unable to meet the terms of the agreements. We seek to mitigate such risks by limiting the counterparties to major financial institutions and by executing our agreements across multiple counterparties. Additionally, our forward contracts are short-term in duration. No significant concentration of credit risk existed at July 1, 2012.

The following tables summarize our forward contracts outstanding as of July 1, 2012 and the effect on the Condensed Consolidated Financial Statements:

	Notional Amount (in USD)	Notional Amount (in EUR)	Maturity Date	Fair Value Included Within Accrued Liabilities
	(In thousands)
Euro foreign currency forward contracts	$93,541	€75,000	July 23, 2012	$(215)

	Pre-tax Gain Recognized in AOCI
	Three Months Ended July 1, 2012	Six Months Ended July 1, 2012
	(In thousands)
Euro foreign currency forward contracts	$2,518	$2,518

There was no ineffectiveness and no amount reclassified from AOCI into earnings for the three and six months ended July 1, 2012. There were no outstanding derivatives as of December 31, 2011 or as of or for the three and six months ended July 3, 2011.

All cash flows associated with derivatives are classified as financing cash flows in the Condensed Consolidated Cash Flow Statements. We collected $2.7 million in proceeds upon the settlement of foreign currency forward contracts for the six months ended July 1, 2012.

Foreign currency forward contracts are valued using a present value calculation based on forward foreign currency prices adjusted for credit and non-performance risk and are classified within Level 2 of the fair value hierarchy.

Note 8: Income Taxes

Income tax expense was $3.7 million and $11.8 million for the three and six months ended July 1, 2012, respectively. The effective rate reflected in the provision for income taxes on income from continuing operations before taxes is 8.0% and 15.0% for the three and six months ended July 1, 2012, respectively.

The most significant factor in the difference between the effective rate and the amount determined by applying the applicable statutory United States tax rate of 35% is the effect of changes in our deferred tax asset valuation allowance. For the three and six months ended July 1, 2012, we recorded reductions of $10.7 million and $10.4 million, respectively, in our valuation allowance associated primarily with net operating losses in certain foreign tax jurisdictions. We evaluated and assessed the expected utilization of net operating losses, future book and taxable income, available tax planning strategies, and our overall deferred tax position to determine the appropriate amount and timing of valuation allowance adjustments. As a result of changes in our business, available tax planning strategies, and future taxable income projections, we determined that the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not.

As of July 1, 2012 and December 31, 2011, our deferred tax asset valuation allowance was $13.3 million and $24.9 million, respectively.

The tax rate differential associated with our foreign earnings is also a significant factor in the difference between the effective rate and the amount determined by applying the applicable statutory United States tax rate of 35%.

Note 9: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Three Months Ended
Service cost	$1,432	$1,364	$30	$41
Interest cost	3,037	2,867	545	672
Expected return on plan assets	(3,169)	(2,901)	—	—
Amortization of prior service credit	(19)	(36)	(29)	(59)
Net loss recognition	1,490	1,545	223	111

Net periodic benefit cost	$2,771	$2,839	$769	$765

Six Months Ended
Service cost	$2,864	$2,713	$62	$81
Interest cost	6,047	5,678	1,133	1,353
Expected return on plan assets	(6,333)	(5,761)	—	—
Amortization of prior service credit	(39)	(72)	(58)	(119)
Net loss recognition	2,982	3,088	485	230

Net periodic benefit cost	$5,521	$5,646	$1,622	$1,545

Note 10: Comprehensive Income

The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Net income	$42,390	$34,725	$66,665	$56,615
Foreign currency translation gain (loss)	(28,238)	7,601	(17,612)	30,358

Total comprehensive income	$14,152	$42,326	$49,053	$86,973

Note 11: Share Repurchases

In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. For the three months ended July 1, 2012, we repurchased 0.8 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $25.0 million and an average price per share of $32.21. For the six months ended July 1, 2012, we repurchased 1.4 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $50.0 million and an average price per share of $35.28. From the inception of the program to July 1, 2012, we have repurchased 3.1 million shares of our common stock under the program for an aggregate cost of $100.0 million and an average price per share of $32.76.

Note 12: Subsequent Events

In July 2012, we acquired 100% of the outstanding shares of Miranda Technologies, Inc. (Miranda) for cash consideration of $374.7 million. Miranda is a leading provider of hardware and software solutions for the broadcast infrastructure industry and will expand our solution offerings in the broadcast end-market. Miranda is headquartered in Montreal, Quebec, Canada.

The initial accounting for the Miranda acquisition, including the measurement of the fair value of the assets acquired and liabilities assumed as well as the conversion of Miranda’s financial statements from International Financial Reporting Standards to accounting principles generally accepted in the United States, is incomplete, and as a result, further details have not been disclosed.

In order to finance the purchase price, on July 23, 2012, we executed an amendment to our Senior Secured Facility and subsequently borrowed CAN$250.0 million under a new term loan (the Term Loan). The Term Loan matures in 2017 and requires quarterly amortization payments. Interest on the Term Loan is variable, based on the three month Canadian money-market rate plus an applicable spread. The remainder of the purchase price was funded with available cash.

Note 13: Supplemental Guarantor Information

As of July 1, 2012, Belden Inc. (the Issuer) has outstanding $549.4 million aggregate principal amount of senior subordinated notes. The notes rank equal in right of payment with any of our future senior subordinated debt. The notes are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Belden Inc. and certain of its subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. The financial position, results of operations, and cash flows of the guarantor subsidiaries are not material and are combined with the Issuer in the following consolidating financial information. All subsidiary guarantors are 100% owned by the Issuer.

The following consolidating financial information presents information about the Issuer and non-guarantor subsidiaries. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Condensed Consolidating Balance Sheets

	July 1, 2012
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,489	$306,789	$—	$337,278
Receivables, net	141,397	181,175	—	322,572
Inventories, net	106,650	77,304	—	183,954
Deferred income taxes	15,737	4,336	—	20,073
Other current assets	9,715	11,298	—	21,013

Total current assets	303,988	580,902	—	884,890

Property, plant and equipment, less accumulated depreciation	134,174	153,628	—	287,802
Goodwill	242,808	100,987	—	343,795
Intangible assets, less accumulated amortization	75,055	68,458	—	143,513
Deferred income taxes	(3,473)	22,601	—	19,128
Other long-lived assets	12,690	52,503	—	65,193
Investment in subsidiaries	1,356,804	—	(1,356,804)	—

	$2,122,046	$979,079	$(1,356,804)	$1,744,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,899	$133,696	$—	$214,595
Accrued liabilities	57,397	67,016	—	124,413

Total current liabilities	138,296	200,712	—	339,008

Long-term debt	550,265	—	—	550,265
Postretirement benefits	33,135	96,286	—	129,421
Other long-term liabilities	23,539	4,288	—	27,827
Intercompany accounts	(40,861)	40,861	—	—
Total stockholders’ equity	1,417,672	636,932	(1,356,804)	697,800

	$2,122,046	$979,079	$(1,356,804)	$1,744,321

	December 31, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$92,586	$290,130	$—	$382,716
Receivables, net	117,920	181,150	—	299,070
Inventories, net	125,168	76,975	—	202,143
Deferred income taxes	15,737	3,923	—	19,660
Other current assets	10,121	11,711	—	21,832

Total current assets	361,532	563,889	—	925,421

Property, plant and equipment, less accumulated depreciation	132,909	154,024	—	286,933
Goodwill	242,808	105,224	—	348,032
Intangible assets, less accumulated amortization	77,455	74,228	—	151,683
Deferred income taxes	(1,829)	14,048	—	12,219
Other long-lived assets	13,666	50,166	—	63,832
Investment in subsidiaries	1,306,843	—	(1,306,843)	—

	$2,133,384	$961,579	$(1,306,843)	$1,788,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$94,647	$132,924	$—	$227,571
Accrued liabilities	73,579	80,416	—	153,995

Total current liabilities	168,226	213,340	—	381,566

Long-term debt	550,926	—	—	550,926
Postretirement benefits	42,855	88,382	—	131,237
Other long-term liabilities	23,628	6,214	—	29,842
Intercompany accounts	(33,617)	33,617	—	—
Total stockholders’ equity	1,381,366	620,026	(1,306,843)	694,549

	$2,133,384	$961,579	$(1,306,843)	$1,788,120

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended July 1, 2012
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$272,477	$271,689	$(60,124)	$484,042
Cost of sales	(194,020)	(198,225)	60,124	(332,121)

Gross profit	78,457	73,464	—	151,921
Selling, general and administrative expenses	(44,014)	(33,917)	—	(77,931)
Research and development	(3,495)	(11,534)	—	(15,029)
Amortization of intangibles	(1,153)	(1,417)	—	(2,570)
Income from equity method investment	—	1,960	—	1,960

Operating income	29,795	28,556	—	58,351
Interest expense	(11,734)	(768)	—	(12,502)
Interest income	14	197	—	211
Intercompany income (expense)	(942)	942	—	—
Income (loss) from equity investment in subsidiaries	31,720	—	(31,720)	—

Income (loss) from continuing operations before taxes	48,853	28,927	(31,720)	46,060
Income tax benefit (expense)	(6,463)	2,793	—	(3,670)

Net income (loss)	$42,390	$31,720	$(31,720)	$42,390

Comprehensive income (loss)	$42,308	$3,564	$(31,720)	$14,152

	Three Months Ended July 3, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$281,225	$302,918	$(47,892)	$536,251
Cost of sales	(212,163)	(215,366)	47,892	(379,637)

Gross profit	69,062	87,552	—	156,614
Selling, general and administrative expenses	(44,251)	(40,129)	—	(84,380)
Research and development	(2,840)	(11,690)	—	(14,530)
Amortization of intangibles	(820)	(2,527)	—	(3,347)
Income from equity method investment	—	3,855	—	3,855

Operating income	21,151	37,061	—	58,212
Interest expense	(12,162)	(586)	—	(12,748)
Interest income	29	127	—	156
Intercompany income (expense)	(13,004)	13,004	—	—
Income (loss) from equity investment in subsidiaries	39,679	—	(39,679)	—

Income (loss) from continuing operations before taxes	35,693	49,606	(39,679)	45,620
Income tax expense	(812)	(9,927)	—	(10,739)

Income (loss) from continuing operations	34,881	39,679	(39,679)	34,881
Loss from discontinued operations, net of tax	(156)	—	—	(156)

Net income (loss)	$34,725	$39,679	$(39,679)	$34,725

Comprehensive income (loss)	$35,321	$46,684	$(39,679)	$42,326

	Six Months Ended July 1, 2012
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
		(In thousands)
Revenues	$531,744	$534,408	$(117,819)	$948,333
Cost of sales	(379,405)	(393,108)	117,819	(654,694)

Gross profit	152,339	141,300	—	293,639
Selling, general and administrative expenses	(90,937)	(70,220)	—	(161,157)
Research and development	(7,078)	(21,984)	—	(29,062)
Amortization of intangibles	(2,330)	(3,475)	—	(5,805)
Income from equity method investment	—	4,701	—	4,701

Operating income	51,994	50,322	—	102,316
Interest expense	(23,638)	(785)	—	(24,423)
Interest income	38	524	—	562
Intercompany income (expense)	(1,911)	1,911	—	—
Income (loss) from equity investment in subsidiaries	49,959	—	(49,959)	—

Income (loss) from continuing operations before taxes	76,442	51,972	(49,959)	78,455
Income tax expense	(9,777)	(2,013)	—	(11,790)

Net income (loss)	$66,665	$49,959	$(49,959)	$66,665

Comprehensive income (loss)	$64,939	$34,073	$(49,959)	$49,053

	Six Months Ended July 3, 2011
	Issuer	Non- Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$521,349	$571,565	$(95,035)	$997,879
Cost of sales	(388,902)	(416,943)	95,035	(710,810)

Gross profit	132,447	154,622	—	287,069
Selling, general and administrative expenses	(83,818)	(75,498)	—	(159,316)
Research and development	(5,650)	(22,509)	—	(28,159)
Amortization of intangibles	(1,640)	(5,386)	—	(7,026)
Income from equity method investment	—	7,717	—	7,717

Operating income	41,339	58,946	—	100,285
Interest expense	(23,944)	(612)	—	(24,556)
Interest income	72	243	—	315
Intercompany income (expense)	(14,686)	14,686	—	—
Income (loss) from equity investment in subsidiaries	55,653	—	(55,653)	—

Income (loss) from continuing operations before taxes	58,434	73,263	(55,653)	76,044
Income tax expense	(1,535)	(17,610)	—	(19,145)

Income (loss) from continuing operations	56,899	55,653	(55,653)	56,899
Loss from discontinued operations, net of tax	(284)	—	—	(284)

Net income (loss)	$56,615	$55,653	$(55,653)	$56,615

Comprehensive income (loss)	$57,211	$85,415	$(55,653)	$86,973

Supplemental Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended July 1, 2012
	Issuer	Non- Guarantor Subsidiaries	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(5,586)	$36,148	$30,562
Cash flows from investing activities:
Capital expenditures	(9,471)	(12,282)	(21,753)
Cash used to acquire businesses, net of cash acquired	(587)	—	(587)
Proceeds from disposal of tangible assets	19	334	353

Net cash used for investing activities	(10,039)	(11,948)	(21,987)
Cash flows from financing activities:
Payments under share repurchase program	(50,000)	—	(50,000)
Cash dividends paid	(4,712)	—	(4,712)
Payments under borrowing arrangements	(600)	—	(600)
Proceeds from exercise of stock options	2,198	—	2,198
Tax benefit related to share-based compensation	3,909	—	3,909
Proceeds from settlement of derivatives	2,733	—	2,733

Net cash used for financing activities	(46,472)	—	(46,472)
Effect of currency exchange rate changes on cash and cash equivalents	—	(7,541)	(7,541)

Increase (decrease) in cash and cash equivalents	(62,097)	16,659	(45,438)
Cash and cash equivalents, beginning of period	92,586	290,130	382,716

Cash and cash equivalents, end of period	$30,489	$306,789	$337,278

	Six Months Ended July 3, 2011
		Non-
		Guarantor
	Issuer	Subsidiaries	Total
		(In thousands)
Net cash provided by (used for) operating activities	$(14,436)	$45,586	$31,150

Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(52,418)	—	(52,418)
Capital expenditures	(9,615)	(5,268)	(14,883)
Proceeds from disposal of tangible assets	1,201	21	1,222

Net cash used for investing activities	(60,832)	(5,247)	(66,079)

Cash flows from financing activities:
Cash dividends paid	(4,718)	—	(4,718)
Debt issuance costs	(3,296)	—	(3,296)
Tax benefit related to share-based compensation	1,796	—	1,796
Proceeds from exercises of stock options	4,554	—	4,554
Intercompany capital contributions	4,158	(4,158)	—

Net cash provided by (used for) financing activities	2,494	(4,158)	(1,664)

Effect of currency exchange rate changes on cash and cash equivalents	—	7,252	7,252

Increase (decrease) in cash and cash equivalents	(72,774)	43,433	(29,341)
Cash and cash equivalents, beginning of period	173,699	184,954	358,653

Cash and cash equivalents, end of period	$100,925	$228,387	$329,312

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Restructuring Activities

As a result of uncertainty in the global economic environment, we expect to execute restructuring activities in 2012 in order to continue managing our costs and competitive position and to support our strategic plan.

Subsequent Events

In July 2012, we acquired 100% of the outstanding shares of Miranda Technologies, Inc. (Miranda) for cash consideration of $374.7 million. Miranda is a leading provider of hardware and software solutions for the broadcast infrastructure industry and will expand our solution offerings in the broadcast end-market. Miranda is headquartered in Montreal, Quebec, Canada.

In order to finance the purchase price, on July 23, 2012, we executed an amendment to our Senior Secured Facility and subsequently borrowed CAN$250.0 million under a new term loan (the Term Loan). The remainder of the purchase price was funded with available cash.

See Note 12 to the Condensed Consolidated Financial Statements for additional discussion of the acquisition of Miranda.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the six months ended July 1, 2012:

•	We did not change any of our existing critical accounting policies from those listed in our 2011 Annual Report on Form 10-K;
•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Continuing Operations

	Three Months Ended		% Change	Six Months Ended		% Change
	July 1, 2012	July 3, 2011		July 1, 2012	July 3, 2011
		(In thousands, except percentages)
Revenues	$484,042	$536,251	-9.7%	$948,333	$997,879	-5.0%
Gross profit	151,921	156,614	-3.0%	293,639	287,069	2.3%
Selling, general and administrative expenses	77,931	84,380	-7.6%	161,157	159,316	1.2%
Research and development	15,029	14,530	3.4%	29,062	28,159	3.2%
Operating income	58,351	58,212	0.2%	102,316	100,285	2.0%
Income from continuing operations before taxes	46,060	45,620	1.0%	78,455	76,044	3.2%
Income from continuing operations	42,390	34,881	21.5%	66,665	56,899	17.2%

Revenues decreased in the three and six months ended July 1, 2012 from the comparable periods of 2011 primarily for the following reasons:

•

Decreases in unit sales volume, changes in channel inventory, pricing changes related to non-copper commodity cost decreases, and other pricing changes resulted in revenue decreases of $24.1 million and $18.0 million, respectively.

•	Unfavorable currency translation, primarily due to the U.S. dollar strengthening against the euro, resulted in revenue decreases of $14.4 million and $18.0 million, respectively.
•	Decreases in selling prices due to lower copper costs resulted in estimated revenue decreases of approximately $14 million and $24 million, respectively.

These decreases were partially offset by revenue due to acquisitions of $0.3 million and $10.5 million, respectively.

Gross profit decreased in the three months ended July 1, 2012 from the comparable period of 2011 due to the decrease in revenues as discussed above. This impact was partially offset by improved product mix on an end-market basis and as a result of deliberate product portfolio management actions. Gross profit also benefited from favorable manufacturing input costs and improved productivity due to our Lean enterprise initiatives. As a result of these factors, our gross profit percentage increased from 29.2% for the three months ended July 3, 2011 to 31.4% for the three months ended July 1, 2012.

Gross profit increased in the six months ended July 1, 2012 from the comparable period of 2011 due to improved product mix, favorable manufacturing input costs, improved productivity due to our Lean enterprise initiatives, and the impact of our acquisitions. As a result of these factors, our gross profit percentage increased from 28.8% for the six months ended July 3, 2011 to 31.0% for the six months ended July 1, 2012.

Selling, general and administrative expenses decreased in the three months ended July 1, 2012 from the comparable period of 2011. The decrease is primarily due to cost management initiatives, including decreased discretionary spending, as a result of uncertain economic conditions. Selling, general, and administrative expenses also decreased due to the impact of foreign currency translation. Selling, general and administrative expenses increased in the six months ended July 1, 2012 from the comparable period of 2011 due to investments in our strategic initiatives, including our Market Delivery System and Talent Management.

Research and development expenses increased in the three and six months ended July 1, 2012 from the comparable periods of 2011 primarily due to increased investments in new product development and our acquisitions completed in 2011.

Income from our equity method investment decreased in the three and six months ended July 1, 2012 from the comparable periods of 2011 by $1.9 million and $3.0 million, respectively, primarily due to a slowdown in the Chinese construction industry.

Operating income increased in the three and six months ended July 1, 2012 from the comparable periods of 2011 due to the factors discussed above. Our operating income percentage increased from 10.8% and 10.0% for the three and six months ended July 3, 2011, respectively, to 12.1% and 10.8% for the three and six months ended July 1, 2012, respectively.

Income from continuing operations before taxes increased in the three and six months ended July 1, 2012 due to the increases in operating income discussed above.

Our effective tax rate for the three and six months ended July 1, 2012 was 8.0% and 15.0%, respectively, compared to 23.5% and 25.2% for the three and six months ended July 3, 2011, respectively. These changes are primarily attributable to tax benefits recorded for the three and six months ended July 1, 2012 of $10.7 million and $10.4 million, respectively, due to reductions of our valuation allowance for certain deferred tax assets.

Americas Segment

	Three Months Ended		% Change	Six Months Ended		% Change
	July 1, 2012	July 3, 2011		July 1, 2012	July 3, 2011
		(In thousands, except percentages)
Total revenues	$318,711	$337,207	-5.5%	$628,419	$626,273	0.3%
Operating income	44,698	40,001	11.7%	80,976	71,118	13.9%
as a percent of total revenues	14.0%	11.9%		12.9%	11.4%

Americas total revenues, which include affiliate revenues, decreased in the three months ended July 1, 2012 from the comparable period of 2011. A decrease in selling prices due to lower copper costs resulted in an estimated decrease in revenues of approximately $8 million. Lower unit sales volume, changes in channel inventory, pricing changes related to non-copper commodity cost decreases, and other pricing changes resulted in a decrease in revenues of $4.7 million. Unfavorable currency translation, primarily due to the U.S. dollar strengthening against the Canadian dollar and Brazilian real, resulted in a decrease in revenue of $4.3 million. A decrease in affiliate sales resulted in a decrease in revenues of $1.5 million. Our APAC segment has increased local manufacturing capabilities of products previously purchased from the Americas segment, which resulted in the decrease in affiliate sales for the Americas segment.

Americas total revenues increased in the six months ended July 1, 2012 from the comparable period of 2011. Higher unit sales volume, changes in channel inventory, pricing changes related to non-copper commodity cost changes, and other pricing changes resulted in an increase in revenues of $15.6 million. Acquisitions contributed $9.6 million to the increase in revenues. These increases were partially offset by other factors. A decrease in selling prices due to lower copper costs resulted in an estimated decrease in revenues of approximately $14 million. Unfavorable currency translation, primarily due to the U.S. dollar strengthening against the Canadian dollar and the Brazilian real, resulted in a decrease in revenue of $5.6 million. A decrease in affiliate sales resulted in a decrease in revenues of $3.5 million.

Operating income increased in the three and six months July 1, 2012 from the comparable periods of 2011 primarily due to improved product mix and favorable manufacturing input costs. Our acquisitions completed in 2011 also contributed to the increase in operating income as compared to the prior year. As a result of these factors and improved productivity due to our Lean enterprise initiatives, the Americas operating income percentage expanded from 11.9% and 11.4% for the three and six months ended July 3, 2011, respectively, to 14.0% and 12.9% for the three and six months ended July 1, 2012, respectively.

EMEA Segment

	Three Months Ended		% Change	Six Months Ended		% Change
	July 1, 2012	July 3, 2011		July 1, 2012	July 3, 2011
		(In thousands, except percentages)
Total revenues	$123,361	$142,980	-13.7%	$244,978	$269,336	-9.0%
Operating income	21,089	20,079	5.0%	38,504	33,848	13.8%
as a percent of total revenues	17.1%	14.0%		15.7%	12.6%

EMEA total revenues, which include affiliate revenues, decreased in the three and six months ended July 1, 2012 from the comparable periods of 2011. Unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro, resulted in decreases in revenue of $11.0 million and $14.6 million, respectively. Lower unit sales volume, including changes in channel inventory, resulted in decreases in revenue of $10.4 million and $16.0 million, respectively, primarily due to softening economic conditions in Europe, including government austerity measures. Decreases in selling prices due to lower copper costs resulted in estimated decreases in revenue of approximately $1 million and $2 million, respectively. The decreases in revenues were partially offset by increases in affiliate sales of $2.5 million and $7.3 million, respectively. Acquisitions contributed $0.3 million and $0.9 million of revenues, respectively.

Operating income increased in the three and six months ended July 1, 2012 from the comparable periods of 2011 due to favorable product mix and improved productivity due to our Lean enterprise initiatives. As a result of these factors, the EMEA operating income percentage expanded from 14.0% and 12.6% for the three and six months ended July 3, 2011, respectively, to 17.1% and 15.7% for the three and six months ended July 1, 2012, respectively.

Asia Pacific Segment

	Three Months Ended		% Change	Six Months Ended		% Change
	July 1, 2012	July 3, 2011		July 1, 2012	July 3, 2011
		(In thousands, except percentages)
Total revenues	$83,266	$95,419	-12.7%	$154,412	$176,460	-12.5%
Operating income	9,409	9,138	3.0%	14,078	15,421	-8.7%
as a percent of total revenues	11.3%	9.6%		9.1%	8.7%

Asia Pacific total revenues, which include affiliate revenues, decreased in the three and six months ended July 1, 2012 from the comparable periods of 2011. Lower sales volume as a result of softening economic conditions in China and a decrease in the inventory levels held by our channel partners resulted in decreases in revenue of $8.9 million and $16.5 million, respectively. Lower sales volume was also due to deliberate product portfolio actions taken to improve profitability in our consumer electronics business within this segment. We continue to evaluate strategic alternatives to address the underperforming consumer electronics business in this segment. Decreases in selling prices due to lower copper costs resulted in estimated decreases in revenue of approximately $5 million and $9 million, respectively. The decreases in revenue were partially offset by other factors. Higher affiliate sales resulted in revenue increases of $1.0 million and $1.5 million, respectively. Favorable currency translation, primarily from the Chinese renminbi strengthening against the U.S. dollar, resulted in revenue increases of $0.7 million and $2.0 million.

Operating income increased in the three months ended July 1, 2012 from the comparable period of 2011 due to improved product mix as a result of deliberate product portfolio management actions. Operating income also benefited from improved productivity due to our Lean enterprise initiatives. As a result of these factors, the APAC operating income percentage expanded from 9.6% for the three months ended July 3, 2011 to 11.3% for the three months ended July 1, 2012.

Operating income decreased in the six months ended July 1, 2012 from the comparable period of 2011 due to the decreases in revenues discussed above. The impact of improved product mix due to deliberate product portfolio management actions offset the impact of the decreases in revenues. As a result, the APAC operating income percentage expanded from 8.7% for the six months ended July 3, 2011 to 9.1% for the six months ended July 1, 2012.

Product Group Information

Revenues by major product group were as follows:

	Three Months Ended		% Change	Six Months Ended		% Change
	July 1, 2012	July 3, 2011		July 1, 2012	July 3, 2011
			(In thousands, except percentages)
Cable products	$345,415	$378,497	-8.7%	$674,680	$697,625	-3.3%
Networking products	71,785	81,534	-12.0%	137,095	152,789	-10.3%
Connectivity products	66,842	76,220	-12.3%	136,558	147,465	-7.4%

Cable product revenues decreased in the three and six months ended July 1, 2012 from the comparable periods of 2011. Decreases in selling prices due to lower copper costs resulted in estimated decreases in revenues of approximately $14 million and $24 million, respectively. Decreases in unit sales volume, changes in channel inventory, pricing changes related to non-copper commodity costs and other pricing changes resulted in revenue decreases of $12.4 million and $0.7 million, respectively. Unfavorable currency translation resulted in decreases in revenues of $6.7 million and $7.8 million, respectively. For the six months ended July 1, 2012, the decrease in cable product revenues was partially offset by revenues from acquisitions of $9.6 million.

Networking product revenues decreased in the three and six months ended July 1, 2012 from the comparable periods of 2011 primarily due to decreases in unit sales volume of $5.7 million and $10.9 million, respectively, as a result of decreases in inventory levels held by our channel partners, a slowdown in the Chinese construction industry, and softening economic conditions in Europe, including government austerity measures. Unfavorable currency translation resulted in decreases in networking product revenues of $4.3 million and $5.7 million, respectively. These decreases were partially offset by revenues from acquisitions of $0.3 million and $0.9 million, respectively.

Connectivity product revenues decreased in the three and six months ended July 1, 2012 from the comparable periods of 2011 primarily due to decreases in unit sales volume, including changes in channel inventory, of $6.0 million and $6.3 million, respectively. Unfavorable currency translation resulted in decreases in connectivity product revenues of $3.4 million and $4.6 million, respectively.

Discontinued Operations

On December 16, 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of July 1, 2012, we have not collected any amounts from the escrow, and we are in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. The $15.2 million remains classified on our Condensed Consolidated Balance Sheets within accounts receivable.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. For the three and six months ended July 3, 2011 we recognized $0.3 million and $0.5 million of interest expense, respectively ($0.2 million and $0.3 million net of tax, respectively) related to the uncertain tax positions, which is included in discontinued operations.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	July 1, 2012	July 3, 2011
	(In thousands)
Net cash provided by (used for):
Operating activities	$30,562	$31,150
Investing activities	(21,987)	(66,079)
Financing activities	(46,472)	(1,664)
Effects of currency exchange rate changes on cash and cash equivalents	(7,541)	7,252

Decrease in cash and cash equivalents	(45,438)	(29,341)
Cash and cash equivalents, beginning of period	382,716	358,653

Cash and cash equivalents, end of period	$337,278	$329,312

Net cash provided by operating activities, a key source of our liquidity, decreased by $0.6 million for the six months ended July 1, 2012 from the comparable period of 2011. The increased use of cash by operating assets and liabilities was substantially offset by an increase in net income.

Accounts receivable were a use of cash of $27.6 million for the six months ended July 1, 2012, compared to a use of cash of $50.6 million for the comparable period of 2011. Our days’ sales outstanding improved from 62 days as of July 3, 2011 to 61 days as of July 1, 2012. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter.

Inventories were a source of cash of $13.4 million for the six months ended July 1, 2012, while inventories were a use of cash of $18.6 million for the comparable period of 2011. Inventory turns decreased from 7.5 turns as of July 3, 2011 to 7.2 turns as of July 1, 2012. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter.

Net cash used for investing activities totaled $22.0 million for the six months ended July 1, 2012 compared to $66.1 million for the comparable period of 2011. Investing activities in the six months ended July 1, 2012 included capital expenditures of $21.8 million and a payment related to a previous acquisition of $0.6 million. Investing activities in the six months ended July 3, 2011 included payments for our acquisitions, net of cash acquired, of $52.4 million, capital expenditures of $14.9 million, and the receipt of $1.1 million of proceeds from the sale of real estate in the Americas segment.

Net cash used for financing activities for the six months ended July 1, 2012 totaled $46.5 million compared to $1.7 million for the comparable period of 2011. This change is primarily due to payments under our share repurchase program of $50.0 million for the six months ended July 1, 2012.

Our cash and cash equivalents balance was $337.3 million as of July 1, 2012. Of this amount, $306.2 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash, we may be required to accrue and pay taxes in accordance with applicable tax rules and regulations of the U.S. or other tax jurisdictions as a result of the repatriation.

Our outstanding debt obligations as of July 1, 2012 consisted of $349.4 million aggregate principal of 7.0% senior subordinated notes due 2017 and $200.0 million aggregate principal of 9.25% senior subordinated notes due 2019. As of July 1, 2012, there were no outstanding borrowings under our senior secured credit facility, we were in compliance with all of the covenants of the facility, and we had $387.2 million in available borrowing capacity. Additional discussion regarding our various borrowing arrangements is included in Notes 6 and 12 to the Condensed Consolidated Financial Statements.

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

We are exposed to various market risks, including fluctuations in foreign currency exchange rates. From time to time, we manage a portion of this risk through the use of derivative financial instruments to reduce our exposure to foreign currency risk. We do not hold or issue any derivative instrument for trading or speculative purposes. As of July 1, 2012, we had $93.5 million aggregate outstanding notional amount related to foreign currency forward contracts accounted for as net investment hedges of our investment in certain European subsidiaries. The fair value of the forward contracts was $0.2 million, classified within accrued liabilities within the Condensed Consolidated Balance Sheets. See Note 7 to the Condensed Consolidated Financial Statements for additional discussion.

Item 7A of our 2011 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no other material changes in our exposure to market risks since December 31, 2011.

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

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 109 of which are pending as of July 30, 2012, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through July 30, 2012, we have been dismissed, or reached agreement to be dismissed, in more than 400 similar cases without any going to trial, and with only a small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

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

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended July 1, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2012 through May 6, 2012	—	$—	—	$75,000,000
May 7, 2012 through June 3, 2012	—	—	—	75,000,000
June 4, 2012 through July 1, 2012	776,240	32.21	776,240	50,000,000

Total	776,240	$32.21	776,240	$50,000,000

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of the program to July 1, 2012, we have repurchased 3.1 million shares of our common stock under the program for an aggregate cost of $100.0 million and an average price of $32.76.

Item 6:	Exhibits

Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: August 9, 2012	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: August 9, 2012	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: August 9, 2012	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller, and Chief Accounting Officer