Form 10-Q
period 2012-09-30
BELDEN INC.
filed 2012-11-08
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

As of November 5, 2012, the Registrant had 44,160,866 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.     Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$385,639	$382,716
Receivables, net	299,936	299,070
Inventories, net	208,478	202,143
Deferred income taxes	15,648	19,660
Income tax receivable	21,471	—
Other current assets	18,977	21,832
Current assets held for sale	52,829	—

Total current assets	1,002,978	925,421
Property, plant and equipment, less accumulated depreciation	290,815	286,933
Goodwill	516,424	348,032
Intangible assets, less accumulated amortization	290,153	151,683
Deferred income taxes	—	12,219
Other long-lived assets	75,229	63,832

	$2,175,599	$1,788,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,477	$227,571
Accrued liabilities	144,598	153,995
Current maturities of long-term debt	12,770	—
Current liabilities held for sale	20,664	—

Total current liabilities	409,509	381,566
Long-term debt	959,762	550,926
Postretirement benefits	132,731	131,237
Deferred income taxes	118	—
Other long-term liabilities	24,598	29,842
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	595,640	601,484
Retained earnings	297,382	276,363
Accumulated other comprehensive loss	(26,231)	(22,709)
Treasury stock	(218,413)	(161,092)

Total stockholders’ equity	648,881	694,549

	$2,175,599	$1,788,120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except per share data)
Revenues	$490,367	$519,713	$1,438,700	$1,517,592
Cost of sales	(343,593)	(366,962)	(998,287)	(1,077,772)

Gross profit	146,774	152,751	440,413	439,820
Selling, general and administrative expenses	(100,120)	(85,355)	(261,277)	(244,671)
Research and development	(19,020)	(13,641)	(48,082)	(41,800)
Amortization of intangibles	(7,798)	(3,371)	(13,603)	(10,397)
Income from equity method investment	2,553	1,479	7,254	9,196
Asset impairment	(29,998)	—	(29,998)	—

Operating income (loss)	(7,609)	51,863	94,707	152,148
Interest expense	(13,892)	(11,690)	(38,315)	(36,246)
Interest income	171	211	733	526
Loss on debt extinguishment	(50,585)	—	(50,585)	—

Income (loss) from continuing operations before taxes	(71,915)	40,384	6,540	116,428
Income tax benefit (expense)	20,781	(9,019)	8,991	(28,164)

Income (loss) from continuing operations	(51,134)	31,365	15,531	88,264
Gain from disposal of discontinued operations, net of tax	9,783	—	9,783	—
Income (loss) from discontinued operations, net of tax	2,574	(162)	2,574	(446)

Net income (loss)	$(38,777)	$31,203	$27,888	$87,818

Weighted average number of common shares and equivalents:
Basic	44,787	47,344	45,410	47,317
Diluted	44,787	48,244	46,249	48,329

Basic income (loss) per share:
Continuing operations	$(1.14)	$0.66	$0.34	$1.87
Disposal of discontinued operations	0.22	—	0.22	—
Discontinued operations	0.05	—	0.05	(0.01)

Net income	$(0.87)	$0.66	$0.61	$1.86

Diluted income (loss) per share:
Continuing operations	$(1.14)	$0.65	$0.34	$1.83
Disposal of discontinued operations	0.22	—	0.21	—
Discontinued operations	0.05	—	0.05	(0.01)

Net income	$(0.87)	$0.65	$0.60	$1.82

Comprehensive income (loss)	$(24,687)	$4,134	$24,366	$91,108

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$27,888	$87,818
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment	50,585	—
Depreciation and amortization	40,541	37,676
Asset impairment	29,998	—
Share-based compensation	9,373	8,380
Provision for inventory obsolescence	3,341	1,285
Pension funding less than pension expense	730	2,782
Tax benefit related to share-based compensation	(3,947)	(1,802)
Income from equity method investment	(7,254)	(9,196)
Gain from disposal of discontinued operations	(9,783)	—
Deferred income tax benefit	(11,284)	(6,619)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(8,855)	(42,184)
Inventories	11,701	(16,953)
Accounts payable	(7,197)	15,141
Accrued liabilities	870	6,301
Accrued taxes	(20,866)	24,469
Other assets	(6,550)	(87)
Other liabilities	(5,956)	(7,549)

Net cash provided by operating activities	93,335	99,462
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(341,942)	(59,708)
Capital expenditures	(31,788)	(21,760)
Proceeds from disposal of tangible assets	1,236	1,206

Net cash used for investing activities	(372,494)	(80,262)
Cash flows from financing activities:
Borrowings under credit arrangements	945,250	—
Payments under credit arrangements	(575,784)	—
Payments under share repurchase program	(75,000)	(25,000)
Debt issuance costs paid	(15,116)	(3,296)
Cash dividends paid	(6,990)	(7,090)
Proceeds from exercise of stock options	2,372	4,554
Proceeds from settlement of derivatives	4,024	—
Tax benefit related to share-based compensation	3,947	1,802

Net cash provided by (used for) financing activities	282,703	(29,030)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(621)	(633)

Increase (decrease) in cash and cash equivalents	2,923	(10,463)
Cash and cash equivalents, beginning of period	382,716	358,653

Cash and cash equivalents, end of period	$385,639	$348,190

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Translation Component of Equity	Pension and Postretirement Liability
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount			Total

					(In thousands)
Balance at December 31, 2011	50,335	$503	$601,484	$276,363	(4,510)	$(161,092)	$27,463	$(50,172)	$694,549
Net income	—	—	—	27,888	—	—	—	—	27,888
Foreign currency translation	—	—	—	—	—	—	(3,522)	—	(3,522)

Comprehensive income									24,366
Exercise of stock options, net of tax withholding forfeitures	—	—	(8,061)	—	235	9,032	—	—	971
Conversion of restricted stock units into commom stock, net of tax withholding forfeitures	—	—	(11,103)	—	172	8,647	—	—	(2,456)
Share repurchase program	—	—	—	—	(2,072)	(75,000)	—	—	(75,000)
Share-based compensation	—	—	13,320	—	—	—	—	—	13,320
Dividends ($0.15 per share)	—	—	—	(6,869)	—	—	—	—	(6,869)

Balance at September 30, 2012	50,335	$503	$595,640	$297,382	(6,175)	$(218,413)	$23,941	$(50,172)	$648,881

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

Business Description

We design, manufacture, and market a portfolio of cable, connectivity, and networking products in markets including industrial, enterprise, and broadcast. Our products provide for the transmission of signals for data, sound, and video applications.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 1, 2012, the 92nd day of our fiscal year 2012. Our fiscal second quarter has 91 days and ended on July 1, 2012. Our fiscal third quarter has 91 days and ended on September 30, 2012.

The nine months ended September 30, 2012 and October 2, 2011 included 274 and 275 days, respectively.

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

As of and for the three and nine months ended September 30, 2012 and October 2, 2011, we utilized Level 1 inputs to determine the fair value of cash equivalents. As of and for the three and nine months ended September 30, 2012, we utilized level 2 inputs to determine the fair value of certain long-lived assets (see Notes 6 and 7). For the three and nine months ended September 30, 2012, we utilized Level 2 inputs to determine the fair value of derivatives and hedging instruments (see Note 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during the year.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. These cash equivalents are recorded at fair value of $177.2 million as of September 30, 2012, which is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of September 30, 2012, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $6.5 million, $5.0 million, and $1.7 million, respectively.

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

We report all derivative financial instruments on the balance sheet at fair value. Foreign currency derivative instruments may be designated as a hedge of our net investment in certain foreign operations. If a derivative is designated as a net investment hedge, the effective portion of the gain or loss on the derivative is reported in accumulated other comprehensive income as part of the cumulative translation component of equity. Any ineffectiveness is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income. We had no outstanding derivatives as of September 30, 2012. See Note 10.

Discontinued Operations

On December 16, 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of September 30, 2012, we have not collected any amounts from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, we reduced the carrying value of the escrow receivable and recognized a loss of $7.0 million ($4.3 million net of tax) for both the three and nine months ended September 30, 2012, which is included in our gain (loss) from disposal of discontinued operations. The loss reduced the amount of the escrow receivable on our Condensed Consolidated Balance Sheet to $8.0 million, which is our best estimate of the amount to be collected.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a liability for uncertain tax positions. The statute of limitations associated with the tax positions expired during our fiscal third quarter of 2012. Therefore, we reversed the uncertain tax position liability and the associated accrued interest and penalties. For both the three and nine months ended September 30, 2012, we recognized a net gain of $14.1 million due to the reversal of the uncertain tax position liability, which is included in our gain from disposal of discontinued operations. For both the three and nine months ended September 30, 2012, we recognized a gain of $4.0 million ($2.6 million net of tax) due to the reversal of the accrued interest and penalties, which is included in our income (loss) from discontinued operations.

For the three and nine months ended October 2, 2011 we recognized $0.2 million and $0.7 million of interest expense, respectively ($0.2 million and $0.4 million net of tax, respectively) related to the uncertain tax positions, which is included in our income (loss) from discontinued operations.

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

Note 2: Acquisitions

We acquired 97.37% of the shares of Miranda Technologies Inc. (Miranda) for cash of $364.8 million on July 27, 2012, and we acquired the remaining 2.63% of shares of Miranda for cash of $9.9 million on July 30, 2012. Miranda is a leading provider of hardware and software solutions for the broadcast infrastructure industry and expands our solution offerings in the broadcast end-market. Miranda is headquartered in Montreal, Quebec, Canada. Miranda’s strong brands and technology enhance our portfolio of broadcast products. The results of Miranda have been included in our Condensed Consolidated Financial Statements from July 27, 2012, and are reported within the Americas segment. The impact of the noncontrolling interest from July 27, 2012 to July 30, 2012 was not material to our financial position or results of operations. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of July 27, 2012 (in thousands).

Cash	$33,324
Receivables	27,592
Inventories	31,109
Other current assets	1,831
Property, plant and equipment	23,452
Goodwill	164,470
Intangible assets	159,695

Total assets	$441,473

Accounts payable	$23,917
Accrued liabilities	6,909
Current deferred tax liabilities	4,839
Other long-term liabilities	11,835
Non-current deferred tax liabilities	19,294

Total liabilities	66,794

Net assets	$374,679

The above purchase price allocation has been determined provisionally, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of finalizing third party valuations of certain tangible and intangible assets and ensuring our accounting policies are applied at Miranda. The provisional measurement of inventories, property, plant, and equipment, intangible assets, goodwill, deferred income taxes, deferred revenue, and other assets and liabilities are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $27.6 million, with a gross contractual amount of $28.3 million. We do not expect to collect $0.7 million of the acquired receivables.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

For purposes of the above allocation, we have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We based our estimate of the fair value for the acquired property, plant, and equipment on a valuation study performed by a third party valuation firm. We used various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets.

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. We acquired tax basis in goodwill of approximately $45 million, due to previous acquisitions completed by Miranda prior to Belden’s ownership. The goodwill balance we recorded is only deductible for tax purposes up to the amount of the tax basis. Intangible assets related to the acquisition consisted of the following:

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$69,132	4.0
Customer relationships	43,454	20.0
Backlog	4,642	1.0

Total intangible assets subject to amortization	117,228

Intangible assets not subject to amortization:
Goodwill	164,470
Trademarks	35,554
In-process research and development	6,913

Total intangible assets not subject to amortization	206,937

Total intangible assets	$324,165

Weighted average amortization period		9.8

Trademarks have been determined by us to have indefinite lives and are not being amortized, based on our expectation that the trademarked products will generate cash flows for us for an indefinite period. We expect to maintain use of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely. In-process research and development assets are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Upon completion of the development process, we will make a determination of the useful life of the asset and begin amortizing the assets over that period. If the project is abandoned, we will write-off the asset at such time.

The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the developed technologies intangible asset was based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period of consumption of the intangible asset. The useful life for the customer relationship intangible asset was based on our forecasts of customer turnover. The useful life of the backlog intangible asset was based on our estimate of when the ordered items would ship.

Our revenues and income (loss) from continuing operations before taxes for both the three and nine months ended September 30, 2012 included $29.3 million and ($10.0 million), respectively, from Miranda. Included in our income (loss) from continuing operations before taxes for both the three and nine months ended September 30, 2012 are $7.2 million of cost of sales related to the adjustment of inventory to fair value and $5.4 million of amortization of intangible assets. In addition, we recognized $2.2 million and $2.5 million of transaction costs associated with the acquisition for the three and nine months ended September 30, 2012, respectively, which are included in our selling, general, and administrative expenses.

The following table illustrates the unaudited pro forma effect on operating results as if the Miranda acquisition had been completed as of January 1, 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except per share data)
	(Unaudited)
Revenues	$500,971	$565,461	$1,531,882	$1,639,175
Income (loss) from continuing operations	(46,699)	38,310	12,370	74,996
Diluted income (loss) per share from continuing operations	$(1.04)	$0.79	$0.27	$1.55

For purposes of the pro forma disclosures, the three months ended October 2, 2011 include nonrecurring expenses from the effects of purchase accounting for the amortization of the sales backlog intangible asset of $0.6 million. The nine months ended October 2, 2011 include nonrecurring expenses from the effects of purchase accounting, including inventory cost step-up of $10.8 million, amortization of the sales backlog intangible asset of $4.2 million, and Belden’s transaction costs of $2.5 million. For all periods presented, the pro forma information above also reflects interest expense under the term loan borrowed to finance the acquisition.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.

Note 3: Operating Segments

We have organized the enterprise around geographic areas. We conduct our operations through three reported operating segments—Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. We allocate corporate expenses to the segments for purposes of measuring segment operating income. Corporate expenses are allocated on the basis of each segment’s relative operating income.

Beginning on January 1, 2012, the results of our equity method investment in Xuzhou Hirschmann Electronics Co. Ltd. (the Hirschmann JV) are no longer included in our EMEA segment due to a change in our organizational reporting structure for the Hirschmann JV. The results of the Hirschmann JV are analyzed separately from the results of our operating segments, and they are not included in the corporate expense allocation. Beginning in our fiscal third quarter of 2012, corporate expenses are allocated on the basis of each segment’s relative operating income prior to the allocation, adjusted for certain items including asset impairment, severance and other restructuring costs, purchase accounting effects related to acquisitions, and amortization of intangible assets. The prior period presentation of segment operating income has been modified accordingly for both of these changes in measuring segment operating income.

	Americas	EMEA	Asia Pacific	Total Segments
	(In thousands)
For the three months ended September 30, 2012

External customer revenues	$324,111	$83,327	$82,929	$490,367
Affiliate revenues	9,114	32,590	798	42,502
Operating income (loss)	21,331	5,224	(16,641)	9,914

For the three months ended October 2, 2011

External customer revenues	$325,248	$103,713	$90,752	$519,713
Affiliate revenues	9,919	30,795	159	40,873
Operating income	39,510	21,452	6,934	67,896

For the nine months ended September 30, 2012

External customer revenues	$932,508	$270,857	$235,335	$1,438,700
Affiliate revenues	29,136	90,038	2,804	121,978
Operating income (loss)	102,317	43,728	(2,573)	143,472

For the nine months ended October 2, 2011

External customer revenues	$927,978	$322,901	$266,713	$1,517,592
Affiliate revenues	33,462	80,943	658	115,063
Operating income	110,738	55,206	22,339	188,283

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income (loss) from continuing operations before taxes.

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Segment operating income	$9,914	$67,896	$143,472	$188,283
Income from equity method investment	2,553	1,479	7,254	9,196
Eliminations	(20,076)	(17,512)	(56,019)	(45,331)

Total operating income (loss)	(7,609)	51,863	94,707	152,148
Interest expense	(13,892)	(11,690)	(38,315)	(36,246)
Interest income	171	211	733	526
Loss on debt extinguishment	(50,585)	—	(50,585)	—

Income (loss) from continuing operations before taxes	$(71,915)	$40,384	$6,540	$116,428

Revenues by major product group were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Cable products	$329,531	$365,967	$1,004,211	$1,063,592
Networking products	100,424	79,362	237,519	232,151
Connectivity products	60,412	74,384	196,970	221,849

Total revenues	$490,367	$519,713	$1,438,700	$1,517,592

The main categories of cable products are (1) copper cables, including shielded and unshielded twisted pair cables, coaxial cables, and stranded cables, (2) fiber optic cables, which transmit light signals through glass or plastic fibers, and (3) composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation. Networking products include wireless and wired Industrial Ethernet switches and related equipment and security features, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, networking infrastructure for the television broadcast, cable, satellite and IPTV industry, and load-moment indicators for mobile cranes and other load-bearing equipment. Connectivity products include both fiber and copper connectors for the enterprise, broadcast, and industrial markets. Connectors are also sold as part of end-to-end structured cabling solutions.

Note 4: Income (Loss) per Share

The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)

Numerator:
Income (loss) from continuing operations	$(51,134)	$31,365	$15,531	$88,264
Gain from disposal of discontinued operations, net of tax	9,783	—	9,783	—
Income (loss) from discontinued operations, net of tax	2,574	(162)	2,574	(446)
Net income (loss)	$(38,777)	$31,203	$27,888	$87,818

Denominator:
Weighted average shares outstanding, basic	44,787	47,344	45,410	47,317
Effect of dilutive common stock equivalents	—	900	839	1,012

Weighted average shares outstanding, diluted	44,787	48,244	46,249	48,329

For the three and nine months ended September 30, 2012, diluted weighted average shares outstanding do not include outstanding equity awards of 1.8 million and 1.0 million, respectively, because to do so would have been anti-dilutive. For the three and nine months ended October 2, 2011, diluted weighted average shares outstanding do not include outstanding equity awards of 1.0 million and 0.7 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5: Inventories

The major classes of inventories were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials	$70,805	$78,743
Work-in-process	43,827	46,683
Finished goods	109,109	92,126
Perishable tooling and supplies	2,689	3,232

Gross inventories	226,430	220,784
Obsolescence and other reserves	(17,952)	(18,641)

Net inventories	$208,478	$202,143

Note 6: Long-Lived Assets

Disposals

During the nine months ended September 30, 2012, we sold certain real estate of the Americas segment for $0.8 million. There was no gain or loss recognized on the sale.

During the nine months ended October 2, 2011, we sold certain real estate of the Americas segment for $1.1 million. There was no gain or loss recognized on the sale.

Impairments

For both the three and nine months ended September 30, 2012, we recognized an impairment loss on property, plant and equipment of $4.0 million in the operating results of our EMEA segment. Of the total impairment loss, approximately $1.5 million related to real estate retained by us from a German cable business we sold in 2009 and leased to the purchasers, $1.4 million related to manufacturing equipment, and $1.1 million related to other property, plant, and equipment. We estimated the fair value of these assets based upon bids received from third parties to potentially buy the assets, quoted prices in active markets or quoted prices for similar assets.

Depreciation and Amortization Expense

We recognized depreciation expense of $9.0 million and $26.9 million in the three and nine months ended September 30, 2012, respectively. We recognized depreciation expense of $9.2 million and $27.2 million in the three and nine months ended October 2, 2011, respectively.

We recognized amortization expense related to our intangible assets of $7.8 million and $13.6 million in the three and nine months ended September 30, 2012, respectively. We recognized amortization expense related to our intangible assets of $3.4 million and $10.4 million in the three and nine months ended October 2, 2011, respectively.

Note 7: Assets Held for Sale

During our fiscal third quarter of 2012, we entered into an agreement to sell certain net assets of our Chinese cable operations that primarily conduct business in the consumer electronics end market (the Disposal Group). We anticipate closing the sale in the fourth quarter of 2012, subject to certain closing conditions, including the completion of regulatory review. We had previously evaluated a number of strategic alternatives related to the Disposal Group, and we determined that the characteristics of the end market in which they conduct business were not in line with our strategic plan. The cash flows related to the Disposal Group are not separately identifiable and independent of the other cash flows of our Chinese cable operations, and therefore, we have not reported the operating results of the Disposal Group as discontinued operations.

We evaluated the Disposal Group for impairment, and we reduced the carrying value of the Disposal Group to its estimated fair value less costs to sell. We estimated the fair market value of these assets based upon the purchase price per the terms of the sale agreement. As a result, we recognized an impairment loss of $26.0 million in the operating results of the Asia Pacific segment in the fiscal third quarter of 2012. Of this total impairment loss, $10.6 million, $6.8 million, and $5.2 million related to property, plant, and equipment, customer relationships, and trademarks, respectively. The remainder of the impairment loss was due to the accrual of estimated costs to sell, including such items as investment banker fees, legal fees, and other closing costs.

The assets and liabilities to be sold in this transaction are reported as assets and liabilities held for sale in our Condensed Consolidated Balance Sheet and include the following:

September 30, 2012
(In thousands)
Accounts receivable	$29,659
Inventories	10,836
Other current assets	1,123
Property, plant and equipment	11,211

Current assets held for sale	$52,829

Accounts payable	$13,158
Accrued liabilities	7,506

Current liabilities held for sale	$20,664

In the Condensed Consolidated Cash Flow Statements, the cash flows related to assets held for sale have been reported in the respective categories of cash flows, along with those of our other operations.

Note 8: Restructuring Activities

In our fiscal third quarter of 2012, we implemented certain restructuring actions in response to the uncertain global economic environment. For both the three and nine months ended September 30, 2012, we recognized severance costs in our Americas, EMEA, and Asia Pacific segments of $6.7 million, $3.4 million, and $1.1 million, respectively. In addition, for both the three and nine months ended September 30, 2012, we recognized other restructuring costs in our Americas, EMEA, and Asia Pacific segments of $0.8 million, $5.2 million, and $0.2 million, respectively. The other restructuring costs in the EMEA segment consisted primarily of contract termination costs related to our supply chain. Of the total severance and other restructuring costs recognized, $6.4 million, $10.0 million, and $0.9 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively.

We do not expect to recognize any additional significant severance or other restructuring costs related to these restructuring actions, and we expect the majority of the costs related to these actions will be paid in 2012. As of September 30, 2012, our accrued liabilities balance included $9.2 million of accrued severance related to these actions.

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Note 9: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)

Senior subordinated notes:
5.5% Senior subordinated notes due 2022	$700,000	$—
9.25% Senior subordinated notes due 2019	17,132	200,926
7.0% Senior subordinated notes due 2017	—	350,000

Total senior subordinated notes	717,132	550,926

Senior secured credit faciliy:
Term Loan	255,400	—
Revolving credit agreement	—	—

Total senior secured credit facility	255,400	—

Total debt and other borrowing arrangements	972,532	550,926
Less current maturities of Term Loan	(12,770)	—

Long-term debt	$959,762	$550,926

Senior Secured Facility

In July 2012, we amended our senior secured credit facility (Senior Secured Facility) and borrowed a CAD$250 million term loan (the Term Loan) in order to fund a portion of the purchase price for the acquisition of Miranda (see Note 2). The Term Loan matures in 2017 and requires quarterly amortization payments beginning in the fourth fiscal quarter of 2012. Interest on the Term Loan is variable, based upon the three-month Canadian money-market rate plus an applicable spread. We paid $1.7 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

The borrowing capacity under the revolving credit agreement of our Senior Secured Facility is $400.0 million, and it matures on April 25, 2016. Under the revolving credit agreement, we are permitted to borrow and re-pay funds in various currencies. Interest on outstanding borrowings is variable, based on either the three month LIBOR rate or the prime rate. As of September 30, 2012, there were no outstanding borrowings under the revolving credit agreement, and we had $386.8 million in available borrowing capacity, as our borrowing capacity is reduced by outstanding credit instruments.

In 2011, we paid $3.3 million of fees associated with the revolving credit agreement, which are being amortized over the life of the revolving credit agreement using the effective interest method.

Borrowings under our Senior Secured Facility are secured by certain of our assets in the United States as well as the capital stock of certain of our subsidiaries. The Senior Secured Facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of September 30, 2012, we were in compliance with all of the covenants of the Senior Secured Facility.

Senior Subordinated Notes

In January 2012, we repurchased $0.6 million of our senior subordinated notes due 2017 at par. The indentures governing our senior subordinated notes required that to the extent proceeds from qualifying dispositions of assets in the business were not reinvested in the business, we were required to offer to repurchase our notes at par. We made such an offer as a result of excess proceeds from our disposition of Trapeze Networks, Inc. in 2010.

In August 2012, we issued $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2017 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2013. We paid $13.4 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to fund the repurchase of certain of our senior subordinated notes due 2017 and 2019, as discussed below, and for general corporate purposes.

In our fiscal third quarter of 2012, we completed a tender offer and repurchased $291.9 million principal amount of our senior subordinated notes due 2017 for cash consideration of $303.0 million and repurchased $183.0 million principal amount of our senior subordinated notes due 2019 for cash consideration of $212.7 million. We recorded a loss on extinguishment of debt of $47.8 million related to the tender offer, including the write-off of unamortized debt issuance costs related to these instruments.

Subsequent to the completion of the tender offer, we repurchased the remaining $57.5 million of our senior subordinated notes due 2017 for cash consideration of $59.5 million pursuant to a notice of redemption. We recorded a loss on extinguishment of debt of $2.7 million related to the repurchase, including the write-off of unamortized debt issuance costs related to these instruments.

As of September 30, 2012, $17.0 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a carrying value of $17.1 million, a coupon interest rate of 9.25%, and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility.

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes at September 30, 2012 was approximately $740.4 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $717.1 million. We believe the fair value of our Term Loan approximates book value.

Note 10: Derivative Instruments and Hedging Activities

We are exposed to various market risks, including fluctuations in foreign currency exchange rates. From time to time, we manage a portion of this risk through the use of derivative financial instruments to reduce our exposure to foreign currency risk. We do not hold or issue any derivative instrument for trading or speculative purposes.

During the nine months ended September 30, 2012, we entered into foreign currency forward contracts that were formally designated and qualified as net investment hedges of our operations in certain European subsidiaries. The forward contracts were recorded at fair value on our Condensed Consolidated Balance Sheets. To the extent that the hedge relationships were effective, the gains or losses on the forward contracts were reported in Accumulated Other Comprehensive Income (AOCI) as part of the cumulative translation component of equity. We utilized the forward-rate method of assessing hedge ineffectiveness. Any ineffectiveness would be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The forward contracts exposed us to credit risk to the extent that the counterparties to our forward contracts would have been unable to meet the terms of the agreements. We sought to mitigate such risks by limiting the counterparties to major financial institutions and by executing our agreements across multiple counterparties. Additionally, our forward contracts were short-term in duration. No significant concentration of credit risk existed at September 30, 2012.

The following table summarizes the effect of our forward contracts on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012:

	Pre-tax Gain Recognized in AOCI
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Euro foreign currency forward contracts	$1,506	$4,024

There was no ineffectiveness and no amount reclassified from AOCI into earnings for the three and nine months ended September 30, 2012. There were no outstanding derivatives as of September 30, 2012, December 31, 2011, or as of or for the three and nine months ended October 2, 2011.

All cash flows associated with derivatives are classified as financing cash flows in the Condensed Consolidated Cash Flow Statements. We collected $4.0 million in proceeds upon the settlement of foreign currency forward contracts for the nine months ended September 30, 2012.

Foreign currency forward contracts are valued using a present value calculation based on forward foreign currency prices adjusted for credit and non-performance risk and are classified within Level 2 of the fair value hierarchy.

Note 11: Income Taxes

We recognized an income tax benefit of $20.8 million and $9.0 million for the three and nine months ended September 30, 2012, respectively. The effective rate reflected in the provision for income taxes on income from continuing operations before taxes is 28.9% and (137.5%) for the three and nine months ended September 30, 2012, respectively.

The most significant factor in the difference between the effective rate and the amount determined by applying the applicable statutory United States tax rate of 35% is the effect of changes in our deferred tax asset valuation allowance. For the nine months ended September 30, 2012, we recorded net reductions of $5.2 million in our valuation allowance associated primarily with net operating losses in certain foreign tax jurisdictions. We evaluated and assessed the expected utilization of net operating losses, future book and taxable income, available tax planning strategies, and our overall deferred tax position to determine the appropriate amount and timing of valuation allowance adjustments. As a result of changes in our business, available tax planning strategies, and future taxable income projections, we determined that the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not.

The tax rate differential associated with our foreign earnings is also a significant factor in the difference between the effective rate and the amount determined by applying the applicable statutory United States tax rate of 35%.

Note 12: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension plans:

	Pension Obligations		Other Postretirement Obligations
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Three Months Ended
Service cost	$1,435	$1,473	$32	$32
Interest cost	3,018	2,844	580	577
Expected return on plan assets	(3,171)	(2,807)	—	—
Amortization of prior service credit	(20)	(56)	(29)	(54)
Net loss recognition	1,493	1,447	252	124

Net periodic benefit cost	$2,755	$2,901	$835	$679

Nine Months Ended
Service cost	$4,299	$4,187	$94	$113
Interest cost	9,065	8,521	1,713	1,931
Expected return on plan assets	(9,504)	(8,570)	—	—
Amortization of prior service credit	(59)	(128)	(87)	(173)
Net loss recognition	4,475	4,535	738	354

Net periodic benefit cost	$8,276	$8,545	$2,458	$2,225

Note 13: Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Net income (loss)	$(38,777)	$31,203	$27,888	$87,818
Foreign currency translation gain (loss)	14,090	(27,069)	(3,522)	3,290

Comprehensive income (loss)	$(24,687)	$4,134	$24,366	$91,108

Note 14: Share Repurchases

In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. For the three months ended September 30, 2012, we repurchased 0.7 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $25.0 million and an average price per share of $38.17. For the nine months ended September 30, 2012, we repurchased 2.1 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $75.0 million and an average price per share of $36.20. From the inception of the program to September 30, 2012, we have repurchased 3.7 million shares of our common stock under the program for an aggregate cost of $125.0 million and an average price per share of $33.72.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design and manufacture a portfolio of cable, connectivity, and networking products, which we market through regional business segments to industrial, enterprise, and broadcast markets.

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

Acquisitions

We completed the acquisition of Miranda Technologies Inc. (Miranda) in July 2012 for cash of $374.7 million. Miranda is a leading provider of hardware and software solutions for the broadcast infrastructure industry and expands our solution offerings in the broadcast end-market. Miranda is headquartered in Montreal, Quebec, Canada. Miranda’s strong brands and technology enhance our portfolio of broadcast products. The results of Miranda have been included in our Condensed Consolidated Financial Statements from July 27, 2012, and are reported within the Americas segment.

Consumer Electronics Assets

In our fiscal third quarter of 2012, we entered into an agreement to sell certain assets of our Chinese cable operations that primarily conduct business in the consumer electronics end market within the Asia Pacific segment. We anticipate closing the sale in the fourth quarter of 2012, subject to certain closing conditions, including the completion of regulatory review. We had previously evaluated a number of strategic alternatives related to these assets, and we determined that the characteristics of the end market in which they conduct business were not in line with our strategic plan. We recorded a $26.0 million impairment loss related to these assets for both the three and nine months ended September 30, 2012.

Restructuring Activities

In our fiscal third quarter of 2012, we implemented certain restructuring actions in response to the uncertain global economic environment. For both the three and nine months ended September 30, 2012, we recognized severance and other restructuring costs in our Americas, EMEA, and Asia Pacific segments of $7.5 million, $8.6 million, and $1.3 million, respectively. We do not expect to recognize any additional significant severance or other restructuring costs related to these restructuring actions, and we expect the majority of the costs related to these actions will be paid in 2012. We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the nine months ended September 30, 2012:

•	We did not change any of our existing critical accounting policies from those listed in our 2011 Annual Report on Form 10-K;
•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Continuing Operations

	Three Months Ended		%	Nine Months Ended		%
	September 30, 2012	October 2, 2011	Change	September 30, 2012	October 2, 2011	Change
		(In thousands, except percentages)
Revenues	$490,367	$519,713	-5.6%	$1,438,700	$1,517,592	-5.2%
Gross profit	146,774	152,751	-3.9%	440,413	439,820	0.1%
Selling, general and administrative expenses	100,120	85,355	17.3%	261,277	244,671	6.8%
Research and development	19,020	13,641	39.4%	48,082	41,800	15.0%
Operating income (loss)	(7,609)	51,863	-114.7%	94,707	152,148	-37.8%
Income (loss) from continuing operations before taxes	(71,915)	40,384	-278.1%	6,540	116,428	-94.4%
Income (loss) from continuing operations	(51,134)	31,365	-263.0%	15,531	88,264	-82.4%

Revenues decreased in the three and nine months ended September 30, 2012 from the comparable periods of 2011 primarily for the following reasons:

•

Decreases in unit sales volume, changes in channel inventory, pricing changes related to non-copper commodity cost decreases, and other pricing changes resulted in revenue decreases of $28.3 million and $46.4 million, respectively. Volume decreases included the impact of deliberate product portfolio management actions.

•	Decreases in selling prices due to lower copper costs resulted in estimated revenue decreases of approximately $17 million and $41 million, respectively.
•	Unfavorable currency translation, primarily due to the U.S. dollar strengthening against the euro, resulted in revenue decreases of $13.3 million and $31.3 million, respectively.

These decreases were partially offset by revenue due to acquisitions of $29.3 million and $39.8 million, respectively.

Gross profit decreased in the three months ended September 30, 2012 from the comparable period of 2011 due to the decrease in revenues as discussed above. In addition, gross profit decreased due to $6.4 million of severance and other restructuring costs recognized in cost of sales for the three months ended September 30, 2012. There were no significant severance and other restructuring costs recognized in the comparable period of 2011. Gross profit also decreased due to $7.2 million of cost of sales recorded for the adjustment of inventory to fair value related to our acquisition of Miranda in July 2012. Excluding the impact of the severance and other restructuring costs and the adjustment of inventory to fair value, our gross profit percentage increased from 29.4% for the three months ended October 2, 2011 to 32.7% for the three months ended September 30, 2012. This was due to improved product mix on an end-market basis and as a result of deliberate product portfolio management actions, as well as favorable manufacturing input costs, improved productivity due to our Lean enterprise initiatives, and the impact of our acquisitions.

Gross profit for the nine months ended September 30, 2012 includes $6.4 million of severance and other restructuring costs recognized in cost of sales. There were no significant severance and other restructuring costs recognized in the comparable period of 2011. Gross profit also includes $7.2 million of cost of sales recorded for the adjustment of inventory to fair value related to our acquisition of Miranda in July 2012. Excluding the impact of the severance and other restructuring costs and the adjustment of inventory to fair value, our gross profit percentage increased from 29.0% for the nine months ended October 2, 2011 to 31.6% for the nine months ended September 30, 2012, due to the factors discussed above.

Selling, general and administrative expenses increased in the three and nine months ended September 30, 2012 from the comparable periods of 2011. The increases are primarily due to $10.0 million of severance and other restructuring costs recognized in both the three and nine months ended September 30, 2012. There were no significant severance and other restructuring costs recognized in the comparable periods of 2011. Selling, general and administrative expenses also increased due to investments in our strategic initiatives, including our Market Delivery System and Talent Management, and the impact of our acquisitions.

Research and development expenses increased in the three and nine months ended September 30, 2012 from the comparable periods of 2011 primarily due to increased investments in new product development and the impact of our acquisitions.

Operating income (loss) decreased in the three and nine months ended September 30, 2012 from the comparable periods of 2011 due to the factors discussed above. In addition, operating income (loss) decreased due to $30.0 million of asset impairment recorded for both the three and nine months ended September 30, 2012. Of the total asset impairment, $26.0 million related to certain net assets of our Chinese cable operations that we have classified as held for sale. We expect the sale of these assets to close in the fiscal fourth quarter of 2012. See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of the assets held for sale and the related asset impairment.

Income (loss) from continuing operations before taxes decreased in the three and nine months ended September 30, 2012 from the comparable periods of 2011 due to the decreases in operating income discussed above. In addition, income (loss) from continuing operations before taxes decreased due to a $50.6 million loss on debt extinguishment recorded for both the three and nine months ended September 30, 2012. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion of the loss on debt extinguishment. Income (loss) from continuing operations before taxes also decreased due to increases in interest expense of $2.2 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, from the comparable periods of 2011. The increase in interest expense was due to an increase in our long-term debt balance as a result of financing activities completed in the fiscal third quarter of 2012.

Our effective tax rate for the three and nine months ended September 30, 2012 was 28.9% and (137.5%), respectively, compared to 22.3% and 24.2% for the three and nine months ended October 2, 2011, respectively. We recognized a tax benefit for the three months ended September 30, 2012 primarily due to the loss from continuing operations before taxes recorded for the period. While we recognized income from continuing operations before taxes for the nine months ended September 30, 2012, we recognized a net tax benefit for the period due to reductions of our valuation allowance for certain deferred tax assets.

Americas Segment

	Three Months Ended		%	Nine Months Ended		%
	September 30, 2012	October 2, 2011	Change	September 30, 2012	October 2, 2011	Change
		(In thousands, except percentages)
Total revenues	$333,225	$335,167	-0.6%	$961,644	$961,440	0.0%
Operating income	21,331	39,510	-46.0%	102,317	110,738	-7.6%
as a percent of total revenues	6.4%	11.8%		10.6%	11.5%

Americas total revenues, which include affiliate revenues, decreased in the three months ended September 30, 2012 from the comparable period of 2011 and was flat in the nine months ended September 30, 2012 versus the comparable period of 2011. Lower unit sales volume, changes in channel inventory, pricing changes related to non-copper commodity cost decreases, and other pricing changes resulted in decreases in revenues of $17.5 million and $1.9 million, respectively. A decrease in selling prices due to lower copper costs resulted in estimated decreases in revenues of approximately $10 million and $24 million, respectively. Unfavorable currency translation, primarily due to the U.S. dollar strengthening against the Brazilian real and the Canadian dollar, resulted in decreases in revenues of $2.9 million and $8.5 million, respectively. Decreases in affiliate sales resulted in decreases in revenues of $0.8 million and $4.3 million. Our Asia Pacific segment has increased local manufacturing capabilities of products previously purchased from the Americas segment, which resulted in the decrease in affiliate sales for the Americas segment. These decreases were partially offset by acquisitions, which contributed revenues of $29.3 million and $38.9 million, respectively.

Operating income decreased in both the three and nine months September 30, 2012 from the comparable periods of 2011. The decrease was primarily due to severance and other restructuring costs of $7.5 million recognized in both the three and nine months ended September 30, 2012. In addition, operating income for both the three and nine months ended September 30, 2012 includes $7.2 million of cost of sales related to the adjustment of inventory to fair value related to our acquisition of Miranda in July 2012. Operating income also decreased due to higher amortization of intangible assets, as a result of our acquisition of Miranda. Excluding the impact of severance and other restructuring costs and the adjustment of inventory to fair value, the Americas segment operating income percentage would have been 10.8% and 12.2% for the three and nine months ended September 30, 2012, respectively. This improvement in the operating income percentage for the nine months ended September 30, 2012 is primarily due to improved product mix, favorable manufacturing input costs, acquisitions completed in 2011, and improved productivity due to our Lean enterprise initiatives.

EMEA Segment

	Three Months Ended		%	Nine Months Ended		%
	September 30, 2012	October 2, 2011	Change	September 30, 2012	October 2, 2011	Change
		(In thousands, except percentages)
Total revenues	$115,917	$134,508	-13.8%	$360,895	$403,844	-10.6%
Operating income	5,224	21,452	-75.6%	43,728	55,206	-20.8%
as a percent of total revenues	4.5%	15.9%		12.1%	13.7%

EMEA total revenues, which include affiliate revenues, decreased in the three and nine months ended September 30, 2012 from the comparable period of 2011. Unfavorable currency translation, primarily from the U.S. dollar strengthening against the euro, resulted in decreases in revenue of $10.8 million and $25.4 million, respectively. Lower unit sales volume, including changes in channel inventory, resulted in decreases in revenue of $8.6 million and $24.5 million, respectively, primarily due to softening economic conditions in Europe, including government austerity measures. Decreases in selling prices due to lower copper costs resulted in estimated decreases in revenue of approximately $1 million and $3 million, respectively. The decreases in revenues were partially offset by increases in affiliate sales of $1.8 million and $9.1 million, respectively. Acquisitions contributed $0.9 million of revenue in the nine months ended September 30, 2012.

Operating income decreased in both the three and nine months ended September 30, 2012 from the comparable periods of 2011 due to severance and other restructuring costs of $8.6 million and asset impairment charges of $4.0 million. The other restructuring costs primarily consisted of contract termination costs related to our supply chain. Excluding the severance and other restructuring costs and asset impairment charges, the EMEA segment operating income percentage would have been 15.4% and 15.6% for the three and nine months ended September 30, 2012, respectively. The expansion in operating income percentage excluding the severance and other restructuring costs and asset impairment charges for the nine months ended September 30, 2012 was due to favorable product mix and improved productivity due to our Lean enterprise initiatives.

Asia Pacific Segment

	Three Months Ended		%	Nine Months Ended		%
	September 30, 2012	October 2, 2011	Change	September 30, 2012	October 2, 2011	Change
		(In thousands, except percentages)
Total revenues	$83,727	$90,911	-7.9%	$238,139	$267,371	-10.9%
Operating income (loss)	(16,641)	6,934	-340.0%	(2,573)	22,339	-111.5%
as a percent of total revenues	-19.9%	7.6%		-1.1%	8.4%

Asia Pacific total revenues, which include affiliate revenues, decreased in the three and nine months ended September 30, 2012 from the comparable periods of 2011. Decreases in selling prices due to lower copper costs resulted in estimated decreases in revenue of approximately $5 million and $14 million, respectively. Lower sales volume as a result of softening economic conditions in China and a decrease in the inventory levels held by our channel partners resulted in decreases in revenue of $3.2 million and $19.7 million, respectively. Lower sales volume was also due to deliberate product portfolio actions taken to improve profitability within this segment. The decreases in revenue were partially offset by other factors. Higher affiliate sales resulted in revenue increases of $0.6 million and $2.1 million, respectively. Favorable currency translation, primarily from the Chinese renminbi strengthening against the U.S. dollar, resulted in revenue increases of $0.4 million and $2.4 million.

During our fiscal third quarter of 2012, we entered into an agreement to sell certain net assets of our Chinese cable operations that primarily conduct business in the consumer electronics end market (the Disposal Group) within the Asia Pacific segment. We had previously evaluated a number of strategic alternatives related to the Disposal Group, and we determined that the characteristics of the end market in which they conduct business were not in line with our strategic plan. We evaluated the Disposal Group for impairment, and we recorded a $26.0 million impairment loss related to these assets, which is included in the Asia Pacific segment’s operating loss for both the three and nine months ended September 30, 2012. See Note 7 for further discussion.

Operating loss for both the three and nine months ended September 30, 2012 also includes severance and other restructuring costs of $1.3 million. Excluding the asset impairment and severance and other restructuring costs, the Asia Pacific segment operating income percentage for the three and nine months ended September 30, 2012 would have been 12.8% and 10.4%, respectively. The expansion in operating income excluding the asset impairment and severance and other restructuring costs is due to improved product mix as a result of deliberate product portfolio management actions and improved productivity due to our Lean enterprise initiatives.

Product Group Information

Revenues by major product group were as follows:

	Three Months Ended		%	Nine Months Ended		%
	September 30, 2012	October 2, 2011	Change	September 30, 2012	October 2, 2011	Change
		(In thousands, except percentages)
Cable products	$329,531	$365,967	-10.0%	$1,004,211	$1,063,592	-5.6%
Networking products	100,424	79,362	26.5%	237,519	232,151	2.3%
Connectivity products	60,412	74,384	-18.8%	196,970	221,849	-11.2%

Cable product revenues decreased in the three and nine months ended September 30, 2012 from the comparable periods of 2011. Decreases in selling prices due to lower copper costs resulted in estimated decreases in revenues of approximately $17 million and $41 million, respectively. Decreases in unit sales volume, changes in channel inventory, pricing changes related to non-copper commodity costs and other pricing changes resulted in revenue decreases of $13.1 million and $13.9 million, respectively. Unfavorable currency translation resulted in decreases in revenues of $6.3 million and $14.1 million, respectively. For the nine months ended September 30, 2012, the decrease in cable product revenues was partially offset by revenues from acquisitions of $9.6 million.

Networking product revenues increased in the three and nine months ended September 30, 2012 from the comparable periods of 2011 primarily due to revenues from acquisitions of $29.3 million and $30.2 million, respectively. The impact of acquisitions was partially offset by decreases in unit sales volume of $4.1 million and $15.0 million, respectively, as a result of decreases in inventory levels held by our channel partners, a slowdown in the Chinese construction industry, and softening economic conditions in Europe, including government austerity measures. Unfavorable currency translation resulted in decreases in networking product revenues of $4.1 million and $9.8 million, respectively.

Connectivity product revenues decreased in the three and nine months ended September 30, 2012 from the comparable periods of 2011 primarily due to decreases in unit sales volume, including changes in channel inventory, of $11.1 million and $17.4 million, respectively. Unfavorable currency translation resulted in decreases in connectivity product revenues of $2.9 million and $7.5 million, respectively.

Discontinued Operations

On December 16, 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of September 30, 2012, we have not collected any amounts from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. For both the three and nine months ended September 30, 2012, we recognized a loss of $7.0 million ($4.3 million net of tax) based on the current status of the negotiations, which is included in our gain (loss) from disposal of discontinued operations. The loss reduced the amount of the escrow receivable on our Condensed Consolidated Balance Sheet to $8.0 million, which is our best estimate of the amount to be collected.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. The statute of limitations associated with the tax positions expired during our fiscal third quarter of 2012. Therefore, we reversed the uncertain tax position liabilities and the associated accrued interest and penalties. For both the three and nine months ended September 30, 2012, we recognized a net gain of $14.1 million due to the reversal of the uncertain tax positions, which is included in our gain from disposal of discontinued operations. For both the three and nine months ended September 30, 2012, we recognized a gain of $4.0 million ($2.6 million net of tax) due to the reversal of the accrued interest and penalties, which is included in our income (loss) from discontinued operations.

For the three and nine months ended October 2, 2011 we recognized $0.2 million and $0.7 million of interest expense, respectively ($0.2 million and $0.4 million net of tax, respectively) related to the uncertain tax positions, which is included in our income (loss) from discontinued operations.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(In thousands)
Net cash provided by (used for):
Operating activities	$93,335	$99,462
Investing activities	(372,494)	(80,262)
Financing activities	282,703	(29,030)
Effects of currency exchange rate changes on cash and cash equivalents	(621)	(633)

Increase (decrease) in cash and cash equivalents	2,923	(10,463)
Cash and cash equivalents, beginning of period	382,716	358,653

Cash and cash equivalents, end of period	$385,639	$348,190

Net cash provided by operating activities, a key source of our liquidity, decreased by $6.1 million for the nine months ended September 30, 2012 from the comparable period of 2011. The increased use of cash by operating assets and liabilities was the most significant factor in the decrease. Accrued taxes were a use of cash of $20.9 million for the nine months ended September 30, 2012, compared to a source of cash of $24.5 million for the comparable period of 2011. The increase in the use of cash related to income taxes was due to the timing of required tax payments in both the United States and certain foreign tax jurisdictions.

Accounts receivable were a use of cash of $8.9 million for the nine months ended September 30, 2012, compared to a use of cash of $42.2 million for the comparable period of 2011. Our days’ sales outstanding improved from 61 days as of October 2, 2011 to 56 days as of September 30, 2012. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter.

Inventories were a source of cash of $11.7 million for the nine months ended September 30, 2012, while inventories were a use of cash of $17.0 million for the comparable period of 2011. Inventory turns decreased from 7.4 turns as of October 2, 2011 to 6.6 turns as of September 30, 2012. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter. Inventory turns as of September 30, 2012 were negatively impacted by our acquisition of Miranda in July 2012.

Net cash used for investing activities totaled $372.5 million for the nine months ended September 30, 2012 compared to $80.3 million for the comparable period of 2011. Investing activities in the nine months ended September 30, 2012 included payments for our acquisitions, net of cash acquired, of $341.9 million, capital expenditures of $31.8 million, and the receipt of $1.2 million of proceeds from the sale of tangible assets. Investing activities in the nine months ended October 2, 2011 included payments for our acquisitions, net of cash acquired, of $59.7 million, capital expenditures of $21.8 million, and the receipt of $1.2 million of proceeds from the sale of tangible assets.

Net cash provided by financing activities totaled $282.7 million for the nine months ended September 30, 2012 compared to net cash used for financing activities of $29.0 million for the comparable period of 2011. Significant financing activities in the nine months ended September 30, 2012 included borrowings of debt of $945.3 million, repayments of outstanding debt of $575.8 million, payments under our share repurchase program of $75.0 million, and payments of debt issuance costs of $15.1 million. The most significant financing activity for the nine months ended October 2, 2011 was $25.0 million of payments under our share repurchase program.

Our cash and cash equivalents balance was $385.6 million as of September 30, 2012. Of this amount, $235.7 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash, we may be required to accrue and pay taxes in accordance with applicable tax rules and regulations of the U.S. or other tax jurisdictions as a result of the repatriation.

Our outstanding debt obligations as of September 30, 2012 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $17.0 million aggregate principal of 9.25% senior subordinated notes due 2019, and $255.4 million under a variable rate term loan. As of September 30, 2012, there were no outstanding borrowings under our revolving credit agreement, we were in compliance with all of the covenants of our senior secured credit facility, and we had $386.8 million in available borrowing capacity. Additional discussion regarding our various borrowing arrangements is included in Note 9 to the Condensed Consolidated Financial Statements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 30, 2012.

	Principal Amount by Expected Maturity					Fair
	2012		Thereafter		Total	Value
	(In thousands, except interest rates)
Fixed-rate senior subordinated notes due 2022	$—		$700,000		$700,000	$721,000
Average interest rate			5.50%

Fixed-rate senior subordinated notes due 2019	$—		$17,132		$17,132	$19,359
Average interest rate			9.25%

Variable rate term loan	$3,193		$252,207		$255,400	$255,400
Average interest rate	3.64	% (1)	3.64	% (1)

Total					$972,532	$995,759

(1)	Interest on the term loan is variable, based upon the three-month Canadian money-market rate plus an applicable spread. The interest rate in effect was 3.64% as of September 30, 2012.

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

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 99 of which are pending as of October 26, 2012, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through October 26, 2012, we have been dismissed, or reached agreement to be dismissed, in more than 500 similar cases without any going to trial, and with only a relatively small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

We are a former owner of a property located in Kingston, Canada. The Ontario, Canada Ministry of the Environment is seeking to require current and former owners of the Kingston property to delineate and remediate soil and groundwater contamination at the site, which we believe was caused by Nortel (a former owner of the site). We are in the process of assessing whether we have any liability for the site, as well as the scope of contamination, cost of remediation, allocation of costs among the parties, and the other parties' financial viability. Based on our current information, we do not believe this matter should have a material adverse effect on our financial condition, operating results, or cash flows. However, since the outcome of this matter is uncertain, we cannot give absolute assurance regarding its future resolution, or that such matter may not become material in the future.

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2012 through August 5, 2012	—	$—	—	$50,000,000
August 6, 2012 through September 2, 2012	—	—	—	50,000,000
September 3, 2012 through September 30, 2012	655,017	38.17	655,017	25,000,000

Total	655,017	$38.17	655,017	$25,000,000

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of the program to September 30, 2012, we have repurchased 3.7 million shares of our common stock under the program for an aggregate cost of $125.0 million and an average price of $33.72.

Item 6:	Exhibits

Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: November 8, 2012	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 8, 2012	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: November 8, 2012	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller, and Chief Accounting Officer