Form 10-K
period 2012-12-31
BELDEN INC.
filed 2013-02-28
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At July 1, 2012, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $1,306,632,356 based on the closing price ($33.35) of such stock on such date.

There were 44,517,866 shares of registrant’s Common Stock outstanding on February 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2012 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1.	Business

General

Belden Inc. (Belden) designs, manufactures, and markets cable, connectivity, and networking products in markets including industrial, enterprise, and broadcast. We focus on end markets that require highly differentiated, high-performance products. We add value through design, engineering, manufacturing excellence, product quality, and customer service.

Belden is a Delaware corporation incorporated in 1988. We report in three segments: the Americas segment, the Europe, Middle East, and Africa (EMEA) segment, and the Asia Pacific segment. Financial information about our operating segments appears in Note 5 to the Consolidated Financial Statements.

In 2012, we acquired Miranda Technologies Inc. (Miranda), a leading provider of hardware and software solutions for the broadcast infrastructure industry, and PPC Broadband, Inc. (PPC), a leading manufacturer and developer of advanced connectivity technologies for the broadband market. In 2012, we sold certain net assets of our Chinese cable business which conducted business primarily in the consumer electronics end market, and our Thermax and Raydex cable business.

In 2011, we acquired ICM Corp. (ICM), Poliron Cabos Electricos Especiais Ltda (Poliron) and Byres Security, Inc. (Byres Security).

In 2010, we acquired GarrettCom, Inc. (GarrettCom) and the Communications Products business of Thomas & Betts. We acquired Trapeze Networks, Inc. (Trapeze) in July 2008 and sold it in December 2010.

For more information regarding these transactions, see Notes 3, 4, and 9 to the Consolidated Financial Statements.

As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company”, and “we” refer to Belden Inc. and its subsidiaries as a whole.

Products and Markets

Belden’s highly differentiated, high-performance cable, connectivity and networking products can be found in a variety of end markets including power generation and distribution, data centers, oil and gas, broadcast, transportation, healthcare and industrial automation. Belden products are designed and manufactured to strict quality standards resulting in an industry leading reputation for worldwide reliability.

The main categories of cable products are (1) copper cables, including shielded and unshielded twisted pair cables, coaxial cables, and stranded cables, (2) fiber optic cables, which transmit light signals through glass or plastic fibers, and (3) composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation. Connectivity products include both fiber and copper connectors for the enterprise, broadcast, broadband, and industrial markets. Networking products include Industrial Ethernet switches and related equipment and security features, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, networking infrastructure for the television broadcast, cable, satellite and IPTV industry, and load-moment indicators for mobile cranes and other load-bearing equipment.

For industrial end markets, we supply cable, connectivity, and networking products for applications ranging from advanced industrial networking and robotics to traditional instrumentation and control systems. Our cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers, and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures, and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. We sell our industrial products primarily through value-added resellers, industrial distributors, and original equipment manufacturers (OEMs). We design, manufacture, and market Industrial Ethernet switches and related equipment, both rail-mounted and rack-mounted, for factory automation, power generation and distribution, process automation, and large-scale infrastructure projects such as bridges, wind farms, and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. We also design, manufacture, and market fiber optic interfaces and media converters used to bridge fieldbus networks over long distances. In addition, we design, manufacture, and market a broad range of industrial connectors for sensors and actuators, cord-sets, distribution boxes, and fieldbus communications. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment. We also design, manufacture, and market load-moment indicators. Our switches, communications equipment, connectors, and load-moment indicators are sold directly to industrial equipment OEMs and through a network of distributors and system integrators.

For enterprise end markets, we supply structured cabling solutions, connectors, and networking products for the electronic and optical transmission of data, sound, and video over local- and wide- area networks. Products for this market include high-performance copper cables including 10-gigabit Ethernet technologies, fiber optic cables, connectors, wiring racks, panels, interconnecting hardware, intelligent patching devices, and cable management solutions for complete end-to-end network structured wiring systems. End-use customers include hospitals, financial institutions, governments, service providers, and data centers. Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.

For broadcast end markets, we are a provider of hardware and software solutions for the television broadcast, cable, satellite and IPTV industry. Our solutions also span the full breadth of television operations, including production, playout and delivery. We also manufacture a variety of multiconductor and coaxial cable and connector products, which distribute audio and video signals for use in broadcast television including digital television and high definition television, broadcast radio, pre- and post-production facilities, recording studios, and public facilities such as casinos, arenas, and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems, and consumer audio products. We also manufacture networking infrastructure products for the television broadcast, cable, satellite and IPTV industry. Our primary market channels for these broadcast, music, and entertainment products are broadcast specialty distributors and audio systems installers. We also sell directly to music OEMs and the major television networks including ABC, CBS, Fox, and NBC. We also provide specialized cables for security applications such as video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems. These products are sold primarily through distributors and also directly to specialty system integrators. We manufacture flexible, copper-clad coaxial cable and associated connector products for the high-speed transmission of data, sound, and video (broadband) that are used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. These cables are sold primarily through distributors. For the broadband end market, Belden manufactures and develops connectivity solutions in several major product categories: coax connector products that allow for connections from the provider network to the subscribers’ devices, hardline connectors that allow service providers to distribute their services within a city, a town or a neighborhood and entry devices that serve to manage and remove network signal noise that could impair performance for the subscriber, and traps and filtering devices that allow service providers to control the signals that are transmitted to the subscriber.

Segments

The Americas segment contributed approximately 64%, 60%, and 57% of our consolidated revenues in 2012, 2011, and 2010, respectively. This segment sells the full array of our products for the industrial, enterprise, and broadcast markets.

The EMEA segment contributed approximately 19%, 21%, and 23% of our consolidated revenues in 2012, 2011, and 2010, respectively. This segment sells the full array of our products for the industrial, enterprise, and broadcast markets.

The Asia Pacific segment contributed approximately 17%, 19%, and 20% of our consolidated revenues in 2012, 2011, and 2010, respectively. This segment sells the full array of our products for the industrial, enterprise, and broadcast markets.

Customers

We sell to distributors, OEMs, installers, and end-users. Sales to the distributor Anixter International Inc. represented approximately 16% of our consolidated revenues in 2012. No other customer accounted for more than 10% of our revenues in 2012.

We have supply agreements with distributors and OEM customers in the Americas, Europe, the Middle East, and Asia. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts, or for a significant period of time. The loss of one or more large customers or distributors could result in lower total revenues and profits. However, we believe that our relationships with our customers and distributors are good and that they choose Belden products, among other reasons, due to our reputation, the breadth of our product offering, the quality and performance characteristics of our products, and our service and technical support.

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

International Operations

In addition to manufacturing facilities in the United States, we have manufacturing facilities in Canada, China, Mexico, and Brazil, as well as in various countries in Europe. During 2012, approximately 55% of Belden’s sales were to customers outside the United States. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

The effect of changes in the relative value of currencies impacts our results of operations. However, our revenues and costs are typically in the same currency, reducing our overall currency risk.

A risk associated with our European manufacturing operations is the higher relative expense and length of time required to reduce manufacturing employment. In addition, some of our foreign operations are subject to economic and political risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, and unfavorable foreign tax laws.

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

Research and Development

We conduct research and development on an ongoing basis, including new and existing product development, testing and analysis, and process and equipment development and testing. See the Consolidated Statements of Operations for amounts incurred for research and development.

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. Although in the aggregate our patents are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent to be material to the business as a whole. Our most prominent trademarks or group of related patents are: Belden®, Alpha™, Mohawk®, West Penn Wire/CDT®, Hirschmann®, Lumberg Automation™, Telecast™, Snap-N-Seal®, GarrettCom®, Poliron™, Byres Security™, Tofino®, Miranda Technologies®, and PPC Broadband®.

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

Over the past three years, the prices of metals, particularly copper, have been highly volatile. During 2010, copper prices continued to increase with the price at the end of 2010 approximately 33% greater than at the beginning of the year. During 2011, copper prices decreased with the price at the end of 2011 approximately 23% less than at the beginning of the year. During 2012, copper prices increased with the price at the end of 2012 approximately 6% higher than that at the beginning of the year. Prices for materials such as PVC and other plastics derived from petrochemical feedstocks have also fluctuated. Since Belden utilizes the first in, first out (FIFO) inventory costing methodology, the impact of copper and other raw material cost changes on our cost of goods sold is delayed by approximately two months based on our inventory turns.

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

Backlog

Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2012, our backlog of orders believed to be firm was $201.9 million compared with $128.8 million at December 31, 2011. The majority of the backlog at December 31, 2012 is scheduled to be shipped in 2013.

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

Employees

As of December 31, 2012, we had approximately 6,700 employees worldwide. We also utilized about 300 workers under contract manufacturing arrangements. Approximately 1,600 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.

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

Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the majority of our sales. Fiber optic cables have certain advantages over copper-based cables in applications where large amounts of information must travel significant distances and where high levels of information security are required. While the cost to interface electronic and optical light signals and to terminate and connect optical fiber remains high, we expect that in future years the cost difference will diminish. We produce and market fiber optic cables and many customers specify these products in combination with copper cables.

The final stage of most networks remains almost exclusively copper-based and we expect that it will continue to be copper for some time. However, if a significant decrease in the cost of fiber optic systems relative to the cost of copper-based systems were to occur, such systems could become superior on a price/performance basis to copper systems. We do not control our own source of optical fiber production and, although we include optical fiber components in the manufacture of our cable products, we could be at a cost disadvantage to competitors who both produce optical fiber and cable optical fiber components.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports, proxy statements, and other information contain additional information about us. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements, and other information about issuers who file electronically with the SEC. The Internet address of the site is www.sec.gov.

Belden maintains an Internet web site at www.belden.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those reports and statements are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to the Corporate Secretary, Belden Inc., 7733 Forsyth Boulevard, Suite 800, St. Louis, MO 63105.

Executive Officers

The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 25, 2013. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John S. Stroup	46	President, Chief Executive Officer, and Director
Steven Biegacki	54	Senior Vice President, Global Sales and Marketing
Kevin L. Bloomfield	61	Senior Vice President, Secretary and General Counsel
Henk Derksen	44	Senior Vice President, Finance, and Chief Financial Officer
Christoph Gusenleitner	48	Executive Vice President, EMEA Operations and Global Connectivity Products
John S. Norman	52	Vice President, Controller and Chief Accounting Officer
Denis Suggs	47	Executive Vice President, Americas Operations and Global Cable Products
Nancy Wolfe	43	Senior Vice President, Human Resources

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

Steven Biegacki was appointed Vice President, Global Sales and Marketing (title subsequently changed as reflected in the above table) in March 2008. Mr. Biegacki was previously Vice President, Marketing for Rockwell Automation. At Rockwell, he initially served as DeviceNet Program Manager, was promoted to Business Manager, Automation Networks in 1997, Vice President, Integrated Architecture Commercial Marketing in 1999, and Vice President, Components and Power Control Commercial Marketing in 2005. Previously, he was an Automation Systems Architecture Marketing Manager for Allen-Bradley Company. He has a B.S. in Electrical Engineering Technology from ETI Technical College in Cleveland, Ohio.

Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company (title subsequently changed as reflected in the above table) since July 2004. From August 1993 until July 2004, Mr. Bloomfield was Vice President, Secretary and General Counsel of Belden 1993 Inc. He was Senior Counsel for Cooper Industries from February 1987 to July 1993, and had been in Cooper’s Law Department from 1981 to 1993. He has a B.A. in Economics and a J.D. from the University of Cincinnati and an M.B.A. from The Ohio State University.

Henk Derksen has been Senior Vice President, Finance, and Chief Financial Officer since January 2012. Prior to that, he served as Vice President, Corporate Finance from July 2011 to December 2011 and Treasurer and Vice President, Financial Planning and Analysis of the Company from January 2010 to July 2011. In August of 2003, he became Vice President, Finance for the Company’s EMEA division, after joining the Company at the end of 2000. He was Vice President and Controller of Plukon Poultry, a food processing company from 1998 to 2000, and has 5 years’ experience in public accounting with Price Waterhouse and Baker Tilly. Mr. Derksen has a M.A. in Accounting from the University of Arnhem in the Netherlands and holds a doctoral degree in Business Economics in addition to an Executive Master of Finance & Control from Tias Business School in the Netherlands.

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

John S. Norman joined Belden in May 2005 as Controller, was named Chief Accounting Officer in November 2005, and was named Vice President of Belden in February 2009. In January 2010, he became Vice President, Finance for the Company’s EMEA division. In July 2011, he became Vice President, Controller, and Chief Accounting Officer. He was vice president and controller of Graphic Packaging International Corporation, a paperboard packaging manufacturing company, from 1999 to 2003, and has 17 years’ experience in public accounting with PricewaterhouseCoopers, LLP. Mr. Norman has a B.S. in Accounting from the University of Missouri and is a Certified Public Accountant.

Denis Suggs joined Belden in June 2007 as Vice President, Americas Operations (title subsequently changed as reflected in the above table). Prior to joining Belden, Mr. Suggs held various senior management level and executive positions at IBM and Danaher Corporation; most recently as the President, Portescap and serving as the Chairman of the Board—Portescap International, Portescap Switzerland, Danaher Motion India Private Ltd., and Airpax Company. Mr. Suggs earned a Bachelors in Electrical Engineering at North Carolina State University and an M.B.A. from the Fuqua School of Business at Duke University.

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

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Following is a discussion of some of the more significant risks that could materially impact our business. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

A challenging global economic environment or a downturn in the markets we serve could adversely affect our operating results and stock price in a material manner.

A challenging global economic environment could cause substantial reductions in our revenue and results of operations as a result of weaker demand by the end users of our products and price erosion. Price erosion may occur through competitors or us becoming more aggressive in pricing practices, which could adversely impact our gross margins. A challenging global economy could also make it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. Our customers could also face issues gaining timely access to sufficient credit, which could have an adverse effect on our results if such events cause reductions in revenues, delays in collection or write-offs of receivables. Further, the demand for many of our products is economically sensitive and will vary with general economic activity, trends in nonresidential construction, investment in manufacturing facilities and automation, demand for information technology equipment, and other economic factors.

We face risks regarding our European operations. Economic uncertainty, such as the uncertainty arising from various European sovereign debt crises or general economic conditions, could result in a significant decline in the value of the Euro relative to the U.S. dollar, which could result in a significant adverse effect on our revenues and results of operations; could make it extremely difficult for our customers and us to accurately forecast and plan future business activities; and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Similar economic risks arise from uncertainty regarding public debt or budget negotiations, particularly in the United States and Europe.

Our strategic plan includes further acquisitions.

Our strategic plan includes further acquisitions, and the extent to which appropriate acquisitions are made will affect our overall growth, operating results, financial condition, and cash flows. Our business strategy involves continued acquisitions to support our growth and product portfolio plans. Our ability to acquire businesses successfully will decline if we are unable to identify appropriate acquisition targets consistent with our strategic plan, the competition among potential buyers increases, or the cost of acquiring suitable businesses becomes too expensive. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Our ability to implement our business strategy and grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. Market conditions may prevent us from obtaining financing when we need it or on terms acceptable to us.

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

Because we do business in many countries, our results of operations are subject to political, economic, and other uncertainties and are affected by changes in currency exchange rates.

In addition to manufacturing facilities in the United States, we have manufacturing facilities in Canada, China, Mexico, Brazil, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws. A risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the United States, including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant changes in, fiscal or monetary policy.

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

Emerging markets are a significant focus of our strategic plan. The developing nature of these markets presents a number of risks. We may be unable to attract, develop, and retain appropriate talent to manage our businesses in emerging markets. Deterioration of social, political, labor, or economic conditions in a specific country or region may adversely affect our operations or financial results. Among the risks in emerging market countries are bureaucratic intrusions and delays, contract compliance failures, business practices that do not comply with local or U.S. law such as the Foreign Corrupt Practices Act, fluctuating currencies and interest rates, limitations on the amount and nature of investments, restrictions on permissible forms and structures of investment, unreliable legal and financial infrastructure, regime disruption and political unrest, uncontrolled inflation and commodity prices, fierce local competition by companies with better political connections, and corruption. In addition, the costs of compliance with local laws and regulations in emerging markets may negatively impact our competitive position as compared to locally owned manufacturers.

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

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions or relatively more losses in lower tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.

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

Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. To achieve these goals, our strategic priorities are to continue deployment of our Market Delivery System (MDS) so as to capture market share through end-user engagement, channel management, outbound marketing, and careful vertical market selection; improve our recruitment and development of talented associates; develop strong global connector and industrial networking product platforms; acquire businesses that fit our strategic plan; and become a leading Lean company. Lean refers to a business management system that strives to create value for customers and deliver that value to the right place, at the right time, and in the right quantities while reducing or eliminating waste from all processes. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our MDS initiative may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

We rely on several key distributors in marketing our products.

The majority of our sales are through distributors. These distributors carry the products of competitors along with our products. Our largest distributor, Anixter International Inc., accounted for 16% of our revenue in 2012. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily.

In the past, we have seen some distributors acquired and consolidated. If there were further consolidation of our distributors, this could affect our relationships with these distributors. It could also result in consolidation of distributor inventory, which would temporarily depress our revenue. In addition, changes in the inventory levels of our products held by our distributors can result in significant variability in our revenues. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our distributors and customers, which would adversely affect our results of operations.

Volatility of credit markets could adversely affect our business.

Uncertainty in U.S. and global financial and equity markets could make it more expensive for us to conduct our operations and may cause us to be unable to pursue or complete acquisitions.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. Any disruption, whether from hackers or other sources, in our information systems or those of the third parties upon whom we rely could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement potential future information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

We, and others on our behalf, store “personally identifiable information” with respect to employees, vendors, customers and others. While we have implemented safeguards to protect the privacy of this information, it is possible that hackers or others might obtain this information. If that occurs, in addition to having to take potentially costly remedial action, we also may be subject to fines, penalties and reputational damage.

If our goodwill or other intangible assets become impaired, we would be required to recognize charges that would reduce our income.

Under accounting principles generally accepted in the United States, goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually or more often in certain circumstances if events indicate that the asset values may not be recoverable. We have incurred significant charges for the impairment of goodwill and other intangible assets in the past, and we may be required to do so again in future periods if the underlying value of our business declines. Such a charge would reduce our income without any change to our underlying cash flow.

We might have difficulty protecting our intellectual property from use by competitors, or competitors might accuse us of violating their intellectual property rights.

Disagreements about patents and other intellectual property rights occur in the markets we serve. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We may encounter difficulty enforcing our own intellectual property rights against third parties, which could result in price erosion or loss of market share.

Some of our employees are members of collective bargaining groups, and we might be subject to labor actions that would interrupt our business.

Some of our employees, primarily outside the United States, are members of collective bargaining groups. We believe that our relations with employees are generally good. However, if there were a dispute with one of these bargaining units, the affected operations could be interrupted resulting in lost revenues, lost profit contribution, and customer dissatisfaction.

We are subject to current environmental and other laws and regulations, including the risks associated with possible climate change legislation.

We are subject to the environmental laws and regulations in each jurisdiction where we do business. We are currently and may in the future be held responsible for remedial investigations and clean-up costs of certain sites damaged by the discharge of hazardous substances, including sites that have never been owned or operated by us but with respect to which we have been identified as a potentially responsible party under federal and state environmental laws. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions and changes in enforcement policies thereunder could adversely affect our operations due to increased costs of compliance and potential liability for noncompliance.

Greenhouse gas emissions and their possible impact on climate change are becoming the subject of increased public scrutiny. Executive action related to climate change may be pursued by the President of the United States of America, and legislation related to greenhouse gas emissions is repeatedly introduced by Congress. In addition, future regulation of greenhouse gas could occur pursuant to future U.S. treaty obligations or statutory or regulatory changes under existing environmental laws. Additional climate change regulation may adversely affect our costs by increasing energy costs and raw material prices and requiring equipment modification or replacement.

This list of risk factors is not exhaustive. Other considerations besides those mentioned above might cause our actual results to differ from expectations expressed in any forward-looking statement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Belden has a corporate office that it leases in St. Louis, Missouri, and various manufacturing facilities, warehouses, and sales and administration offices throughout the world. The significant facilities as of December 31, 2012, were as follows.

Used by the Americas operating segment:

Number of Properties by Country	Primary Character (M=Manufacturing, W=Warehouse)	Owned or Leased
United States-22	15 M, 7 W	11 owned 11 leased
Brazil-1	1 M	1 leased
Canada-3	2 M, 1 W	2 owned 1 leased
Mexico-3	3 M	3 leased
St. Kitts-1	1 M	1 owned
England-2	2 W	2 leased
Denmark-1	1 M	1 owned
China-2	2 M	2 leased

Used by the EMEA operating segment:

Number of Properties by Country	Primary Character (M=Manufacturing, W=Warehouse)	Owned or Leased
The Netherlands-3	1 M, 2 W	3 leased
Germany-3	2 M, 1 W	1 owned 2 leased
Italy-1	1 M	1 owned
Denmark-2	1 M, 1 W	1 owned 1 leased
Hungary-2	1 M, 1W	2 owned
Czech Republic-2	1 M, 1W	2 owned

Used by the Asia Pacific operating segment:

Number of Properties by Country	Primary Character (M=Manufacturing, W=Warehouse)	Owned or Leased
China-3	1 M, 2 W	1 owned 2 leased
India-1	1 W	1 leased
Australia-1	1 W	1 leased
Singapore-1	1 W	1 leased
Hong Kong-1	1 W	1 leased

The total size of all Americas, EMEA, and Asia Pacific operating segment locations is 4.2 million square feet, 1.1 million square feet, and 1.3 million square feet, respectively. We believe our physical facilities are suitable for their present and intended purposes and adequate for our current level of operations.

Item 3.	Legal Proceedings

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 103 of which were pending as of February 1, 2013, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through February 1, 2013, we have been dismissed, or reached agreement to be dismissed, in more than 500 similar cases without any going to trial, and with only a relatively small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

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

As of February 19, 2013, there were 424 record holders of common stock of Belden Inc.

We paid a dividend of $0.05 per share in each quarter of 2012 and 2011. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2012 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$41.43	$38.39	$39.96	$45.00
Low	$34.30	$29.65	$30.93	$33.76

	2011 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$40.41	$39.48	$38.26	$35.94
Low	$33.19	$31.21	$25.47	$23.24

Set forth below is information regarding our stock repurchases for the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through November 4, 2012	—	$—	—	$25,000,000
November 5, 2012 through December 2, 2012	—	—	—	225,000,000
December 3, 2012 through December 31, 2012	—	—	—	225,000,000

Total	—	$—	—	$225,000,000

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. As of December 31, 2012, we have repurchased 3.7 million shares of our common stock under the program for an aggregate cost of $125.0 million and an average price of $33.72. In November 2012, our Board of Directors authorized an additional share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program will be funded by cash on hand and free cash flow. For the year ended December 31, 2012, we did not repurchase any shares of our common stock under the $200.0 million program.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2012, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Dow Jones Electronic & Electrical Equipment Index. The comparison assumes $100 was invested on December 31, 2007, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Total Return To Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentage
	2008	2009	2010	2011	2012
Belden Inc.	–52.8%	6.2%	69.1%	–9.1%	35.9%
S&P 500 Index	–37.0%	26.5%	15.1%	2.1%	16.0%
Dow Jones Electronic & Electrical Equipment	–46.6%	47.7%	31.9%	–9.5%	22.6%

	Indexed Returns
	Years Ended December 31,
	2007	2008	2009	2010	2011	2012
Belden Inc.	$100.00	$47.24	$50.17	$84.86	$77.15	$104.85
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
Dow Jones Electronic & Electrical Equipment	100.00	53.41	78.87	104.01	94.10	115.39

(1)	This chart and the accompanying data are “furnished,” not “filed,” with the SEC.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

Statement of operations data:
Revenues	$1,840,739	$1,882,187	$1,543,386	$1,304,088	$1,909,635
Operating income (loss)	108,497	165,206	116,639	31,065	(285,842)
Income (loss) from continuing operations	43,236	101,308	61,276	(10,221)	(319,234)
Basic income (loss) per share from continuing operations	0.96	2.15	1.31	(0.22)	(7.14)
Diluted income (loss) per share from continuing operations	0.94	2.11	1.28	(0.22)	(7.14)
Balance sheet data:
Total assets	2,584,583	1,788,120	1,696,484	1,620,578	1,658,393
Long-term debt	1,135,527	550,926	551,155	543,942	590,000
Long-term debt, including current maturities	1,151,205	550,926	551,155	590,210	590,000
Stockholders’ equity	811,860	694,549	638,515	551,048	570,868
Other data:
Basic weighted average common shares outstanding	45,097	47,109	46,805	46,594	44,692
Diluted weighted average common shares outstanding	45,942	48,104	47,783	46,594	44,692
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In 2012, we acquired Miranda in our fiscal third quarter and PPC in our fiscal fourth quarter. The results of operations of these entities are included in our operating results from their respective acquisition dates. We sold certain assets of our Chinese cable operations that conducted business primarily in the consumer electronics end market at the end of our fiscal fourth quarter. We sold our Thermax and Raydex cable business in 2012, which has been treated as a discontinued operation. During 2012, we also recognized a loss on debt extinguishment of $52.5 million, asset impairment and loss on sale of assets of $33.7 million, and severance and other restructuring costs of $17.9 million.

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

Overview

We design and manufacture a portfolio of signal transmission solutions which address the unique needs of industrial, enterprise, and broadcast markets. We strive to create shareholder value by:

•	Delivering highly engineered signal transmission solutions for mission-critical applications in a diverse set of global markets;

•

Capturing additional market share by using our Market Delivery System to improve channel and end-user relationships, and concentrate sales efforts on customers in higher growth geographies and vertical end-markets;

•	Investing in both organic and inorganic growth initiatives in fast-growing emerging markets and high growth vertical markets;

•

Continuously improving our people, processes, and systems through scalable, flexible, and sustainable business systems for talent management, Lean enterprise, and acquisition cultivation and integration;

•	Managing our product portfolio to eliminate low-margin revenue and increase revenue in higher margin and strategically important products;

•	Protecting and enhancing the value of the Belden brands.

We believe our business system, extensive portfolio of innovative solutions, exposure to high-growth vertical end-markets, and our expanding position within emerging markets present a unique value proposition that increases shareholder value.

To accomplish these goals, we use a set of tools and processes that are designed to continuously improve business performance in the critical areas of quality, delivery, cost, and innovation. We consider revenue growth, operating margin, free cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators. We also seek to acquire businesses that we believe can help us achieve these objectives. The extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition, and cash flows.

We generated approximately 55% of our sales outside of the United States in 2012. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. We continue to operate in a highly competitive business environment in our served markets and geographies. Our market and geographic diversity limits the impact of any one market or the economy of any single country on our consolidated operating results. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, we use indices for general economic trends to predict our outlook for the future given the broad range of products manufactured and end markets served.

We use the United States dollar as our reporting currency, although a substantial portion of our assets, liabilities, operating results, and cash flows reside in or are derived from countries other than the United States. These assets, liabilities, operating results, and cash flows are translated from local currencies into the United States dollar using exchange rates effective during the respective period. We have generally accepted the exposure to currency exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates relative to the United States dollar will continue to affect the reported amount of assets, liabilities, operating results, and cash flows in our Consolidated Financial Statements.

Significant Trends and Events in 2012

The following trends and events during 2012 had varying effects on our financial condition, results of operations, and cash flows.

Commodity Prices

Our operating results can be affected by changes in prices of commodities, primarily copper, silver, and compounds, which are components in some of the products we sell. Generally, as the costs of inventory purchases increase due to higher commodity prices, we raise selling prices to customers to cover the increase in costs, resulting in higher sales revenue but a lower gross profit percentage. Conversely, a decrease in commodity prices would result in lower sales revenue but a higher gross profit percentage. Selling prices of our products are affected by many factors, including end market demand, capacity utilization, overall economic conditions, and commodity prices. Importantly, however, there is no exact measure of the effect of changing commodity prices, as there are numerous transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices or other commodity prices are estimates.

Channel Inventory

Our operating results also can be affected by the levels of Belden products held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold our products in their inventory in order to meet the service and on-time delivery requirements of their customers. Generally, as our channel partners and customers change the level of Belden products owned and held in their inventory, it impacts our revenues. Comparisons of our results between periods can be impacted by changes in the levels of channel inventory.

Acquisitions

We completed the acquisition of PPC Broadband, Inc. (PPC) in December 2012 for cash of $521.4 million. PPC is a leading manufacturer and developer of advanced connectivity technologies for the broadband market. PPC is headquartered in Syracuse, New York. PPC’s strong brands and technology enhance our portfolio of broadband products. The results of PPC have been included in our Consolidated Financial Statements from December 10, 2012, and are reported within the Americas segment.

We completed the acquisition of Miranda Technologies Inc. (Miranda) in July 2012 for cash of $374.7 million. Miranda is a leading provider of hardware and software solutions for the broadcast infrastructure industry and expands our solution offerings in the broadcast end-market. Miranda is headquartered in Montreal, Quebec, Canada. Miranda’s strong brands and technology enhance our portfolio of broadcast products. The results of Miranda have been included in our Consolidated Financial Statements from July 27, 2012, and are reported within the Americas segment.

Sale of Consumer Electronics Assets

In 2012, we sold certain net assets of our Chinese cable operations for $40.0 million that primarily conducted business in the consumer electronics end market within the Asia Pacific segment. We had previously evaluated a number of strategic alternatives related to these assets, and we determined that the characteristics of the end market in which they conduct business were not in line with our strategic plan. We recorded a $29.7 million asset impairment and loss on sale of these assets in 2012.

Restructuring Activities

In 2012, we implemented certain restructuring actions in response to the uncertain global economic environment. We recognized severance and other restructuring costs in our Americas, EMEA, and Asia Pacific segments of $8.0 million, $8.6 million, and $1.3 million, respectively. We do not expect to recognize any additional significant severance or other restructuring costs related to these restructuring actions, and the majority of the costs related to these actions were paid in 2012. We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Results of Operations

Consolidated Continuing Operations

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands, except percentages)

Revenues	$1,840,739	$1,882,187	$1,543,386	–2.2%	22.0%
Gross profit	566,597	541,521	446,840	4.6%	21.2%
Selling, general and administrative expenses	345,926	319,034	273,270	8.4%	16.7%
Research and development	65,410	54,752	41,730	19.5%	31.2%
Operating income	108,497	165,206	116,639	–34.3%	41.6%
Income from continuing operations before taxes	5,042	118,099	69,466	–95.7%	70.0%
Income from continuing operations	43,236	101,308	61,276	–57.3%	65.3%

2012 Compared to 2011

Revenues decreased in 2012 compared to 2011 primarily for the following reasons:

•	Decreases in unit sales volume primarily due to weak demand and inventory depletion by our channel partners and customers resulted in a decrease in revenues of approximately $50 million.

•	A decrease in sales prices due to lower copper costs resulted in an estimated revenue decrease of approximately $50 million.

•

Unfavorable currency translation resulted in a revenue decrease of approximately $35 million. The unfavorable currency translation was primarily due to the euro and Brazilian real weakening against the U.S. dollar.

These decreases were partially offset by acquisitions during 2012 and 2011, which contributed to an approximate $94 million increase in revenues.

Gross profit increased in 2012 compared to 2011 primarily due to our acquisitions completed during 2012. The increase in gross profit was also attributable to improved productivity and increased sales of higher margin networking products, partially offset by the decline in revenue discussed above.

Selling, general and administrative expenses increased in 2012 compared to 2011 primarily due to our acquisitions completed during 2012. The increase in selling, general and administrative expenses was also attributable to the increase in severance and restructuring charges, partially offset by productivity improvements resulting from the severance and restructuring programs.

The increases in research and development costs in 2012 compared to 2011 are primarily due to our recent acquisitions. The increases in costs are also due in part to increases in new product development costs, primarily for networking products.

Operating income decreased in 2012 compared to 2011 due to the decreases in revenues and the other factors discussed above. Operating income also decreased due to an increase in asset impairment charges from $2.5 million in 2011 to $33.7 million in 2012, most of which related to the sale of the consumer electronics assets of our Chinese cable operations. Nonrecurring purchase accounting effects, consisting of amortization of acquired backlog intangible assets and increased cost of goods sold from the step-up of acquired inventory to fair value, had a negative impact on our 2012 operating income of $16.5 million.

Income from continuing operations before taxes decreased in 2012 compared to 2011 due to the decreases in operating income discussed above, as well as the loss on debt extinguishment. In 2012, we completed a tender offer and repurchased all of our senior subordinated notes due 2017 and $194.8 million of our senior subordinated notes due 2019, which resulted in a loss on extinguishment of debt of $52.5 million.

We recognized an income tax benefit of $38.2 million in 2012. The $38.2 million income tax benefit primarily consists of $21.0 million related to the settlement of a tax sharing agreement with Cooper Industries and a tax benefit of $13.4 million due to the reduction of deferred tax asset valuation allowances primarily in foreign jurisdictions. In addition, income tax expense for 2011 reflects a net $8.0 million benefit due to the reduction of deferred tax asset valuation allowances primarily in foreign jurisdictions and a $1.3 million benefit due to the reduction of our reserve for uncertain tax positions, primarily due to the settlement of a foreign tax audit.

2011 Compared to 2010

Revenues increased in 2011 compared to 2010 primarily for the following reasons:

•

Increases in unit sales volume, primarily due to market growth and increased share in many of our end markets, as well as pricing changes related to non-copper commodity cost increases and other pricing changes resulted in an increase in revenues of approximately $105 million.

•	Acquisitions contributed approximately $124 million to the increase in revenues.

•	An increase in sales prices due to higher copper costs resulted in an estimated revenue increase of approximately $75 million.

•

Favorable currency translation resulted in a revenue increase of approximately $35 million. While the favorable currency translation was primarily due to the euro strengthening against the U.S. dollar, there was also favorable currency translation due to the Canadian dollar and Chinese yuan strengthening against the U.S. dollar.

Gross profit increased in 2011 compared to 2010 due to the increases in revenues as discussed above. Gross profit also increased due to improved product group mix, which reflects more revenues from our relatively higher gross profit margin networking and connectivity products as compared to cable products. Our acquisitions completed in 2010 and 2011 contributed to the increase in gross profit for the year. In addition, gross profit increased due to decreases in severance and other restructuring costs of $9 million from 2010 to 2011.

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

The increase in research and development costs in 2011 compared to 2010 is primarily due to our acquisitions. The increase in costs is also due in part to increases in new product development costs, primarily for networking products.

Operating income increased in 2011 compared to 2010 due to the increases in revenues and gross profit and the other factors discussed above. In addition, operating income increased due to the benefits of our completed global restructuring actions, the successful execution of our regional manufacturing and Lean enterprise strategies, and our acquisitions. Operating income also increased due to a decrease in asset impairment charges of $14 million from 2010 to 2011.

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

We recognized income tax expense of $16.8 million in 2011. Our effective tax rate for 2011 was 14.2% compared to 11.8% in 2010. This change is primarily attributable to the jurisdictional mix of income from continuing operations before taxes. In addition, income tax expense for 2011 reflects a net $8.0 million benefit due to the reduction of deferred tax asset valuation allowances primarily in foreign jurisdictions and a $1.3 million benefit due to the reduction of our reserve for uncertain tax positions, primarily due to the settlement of a foreign tax audit. Income tax expense for 2010 included a $1.9 million benefit due to the settlement of a foreign tax audit.

Americas Segment

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands, except percentages)

Total revenues	$1,214,458	$1,160,150	$913,326	4.7%	27.0%
Operating income	111,982	124,483	79,054	–10.0%	57.5%
as a percent of total revenues	9.2%	10.7%	8.7%

Americas total revenues, which include affiliate revenues, increased in 2012 compared to 2011. Acquisitions contributed approximately $93 million to the increase in revenues. The increase in revenues was partially offset by lower selling prices due to lower copper costs, which contributed an estimated $30 million to the decrease in revenues, and unfavorable currency translation of approximately $9 million resulting primarily from the Brazilian real weakening against the U.S. dollar. A decrease in channel inventory in the Americas segment was offset by an increase in volume in the Americas segment.

Operating income decreased in 2012 compared to 2011 primarily due to increases in research and development costs and selling, general and administrative expenses related to our recent acquisitions. Our 2012 acquisitions incurred $9.7 million and $26.2 million of research and development and selling, general and administrative expenses, respectively, in 2012. Nonrecurring purchase accounting effects, consisting of amortization of acquired backlog intangible assets and increased cost of goods sold from the step-up of acquired inventory to fair value, had a negative impact on Americas 2012 operating income of $16.5 million.

Americas total revenues, which include affiliate revenues, increased in 2011 compared to 2010. Acquisitions contributed approximately $123 million to the increase in revenues. Higher unit sales volume, as well as pricing changes related to non-copper commodity cost increases and other pricing changes resulted in an increase in revenues of approximately $80 million. Higher selling prices due to increases in copper costs contributed an estimated $44 million to the increase in revenues. The increase in revenues was also due to favorable currency translation of approximately $7 million resulting primarily from the Canadian dollar strengthening against the U.S. dollar. The increases in revenues were partially offset by changes in affiliate sales, which resulted in decreases in revenues of approximately $7 million.

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

EMEA Segment

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands, except percentages)

Total revenues	$464,446	$516,425	$430,674	–10.1%	19.9%
Operating income	60,979	70,007	42,823	–12.9%	–63.5%
as a percent of total revenues	13.1%	13.6%	9.9%

EMEA total revenues, which include affiliate revenues, decreased in 2012 compared to 2011. Lower unit sales volume, including a decline in channel inventory, resulted in an approximate $27 million decrease in revenues. The decline in sales volume and channel inventory were both due to economic conditions in Europe. The decrease in revenues was also due to unfavorable currency translation of approximately $27 million resulting primarily from the euro weakening against the U.S. dollar.

Operating income decreased in 2012 compared to 2011 primarily due to the decreases discussed above. The decrease in operating income from 2011 to 2012 was also due to the increase in asset impairment charges and severance and other restructuring costs. Asset impairment charges increased from $0.8 million in 2011 to $4.7 million in 2012 and severance and other restructuring costs increased from $3.0 million in 2011 to $8.6 million in 2012.

EMEA total revenues, which include affiliate revenues, increased in 2011 compared to 2010 due to higher affiliate sales of approximately $41 million. The increase in affiliate sales is attributable to the growth of our networking business in China. Higher unit sales volume, as well as pricing changes related to non-copper commodity cost increases and other pricing changes, resulted in an increase in revenues of approximately $23 million for 2011. The increase in revenues was also due to favorable currency translation of approximately $21 million resulting primarily from the euro strengthening against the U.S. dollar. Acquisitions resulted in a $0.4 million increase in revenues.

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

Asia Pacific Segment

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands, except percentages)

Total revenues	$315,638	$350,972	$315,537	–10.1%	11.2%
Operating income	4,459	24,814	28,913	–82.0%	–14.2%
as a percent of total revenues	1.4%	7.1%	9.2%

Asia Pacific total revenues, which include affiliate revenues, decreased in 2012 compared to 2011 primarily due to lower unit sales volume, which resulted in a decrease in revenues of approximately $22 million. Lower selling prices due to decreases in copper costs contributed an estimated $16 million to the decrease in revenues. The decreases in revenues were partially offset by favorable currency translation of approximately $2 million resulting primarily from the Chinese yuan renminbi and Hong Kong dollar strengthening against the U.S. dollar.

Operating income decreased in 2012 compared to 2011 due to the decreases in revenues discussed above. During 2012, we sold certain net assets of our Chinese cable operations that primarily conducted business in the consumer electronics end market. We recognized an asset impairment and loss on sale of the consumer electronics assets of $29.7 million in the operating results of the Asia Pacific segment in 2012.

Asia Pacific total revenues, which include affiliate revenues, increased in 2011 compared to 2010 primarily due to higher selling prices as a result of an estimated increase in copper costs of $25 million. Favorable currency translation, primarily from the Chinese yuan strengthening against the U.S. dollar, resulted in approximately $7 million of the increase in revenues. Higher unit sales volume, as well as pricing changes related to non-copper commodity costs and other pricing changes, resulted in an increase in revenue of approximately $2 million. Higher affiliate sales contributed approximately $1 million to the increase in revenues.

Operating income decreased in 2011 compared to 2010. A challenging pricing environment and decreased demand in the consumer electronics end market resulted in negative operating income for our consumer electronics business in the segment. Operating income also decreased due to strategic investments in the region, including investments in our Market Delivery System, Lean Enterprise, and Talent Management. In addition, operating income decreased due to a $1.4 million increase in severance costs in 2011 compared to 2010.

Discontinued Operations

On December 17, 2012, we sold our Thermax and Raydex cable business for $265.6 million, and recognized a pre-tax gain of $211.6 million ($124.7 million after-tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. The Thermax and Raydex operations were included in the Americas and EMEA segments. We have reported the gain from the sale of Thermax and Raydex as well as the results of its operations in discontinued operations.

On December 16, 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of December 31, 2012, we have not collected any amounts from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. In 2012, we recognized a loss of $7.0 million ($4.3 million net of tax) based on the current status of the negotiations, which is included in our gain from disposal of discontinued operations. The loss reduced the amount of the escrow receivable on our Consolidated Balance Sheet to $8.0 million, which is our best estimate of the amount to be collected.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. The statute of limitations associated with the tax positions expired during our fiscal third quarter of 2012. Therefore, we reversed the uncertain tax position liability and the associated accrued interest and penalties. In 2012, we recognized a net gain of $14.1 million due to the reversal of the uncertain tax positions, which is included in our gain from disposal of discontinued operations. In 2012, we recognized a gain of $4.0 million ($2.6 million net of tax) due to the reversal of the accrued interest and penalties, which is included in our income (loss) from discontinued operations.

See Note 4 to the Consolidated Financial Statements for more information about these matters.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) exercises of stock options, (4) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2013 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we would require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended
	December 31,
	2012	2011
	(In thousands)

Net cash provided by (used for):
Operating activities	$139,388	$184,563
Investing activities	(591,940)	(99,359)
Financing activities	464,762	(56,317)
Effects of currency exchange rate changes on cash and cash equivalents	333	(4,988)

Increase in cash and cash equivalents	12,543	23,899
Cash and cash equivalents, beginning of year	382,552	358,653

Cash and cash equivalents, end of year	$395,095	$382,552

Net cash provided by operating activities, a key source of our liquidity, decreased by $45.2 million in 2012 compared to 2011. Net cash provided by operating activities decreased primarily due to changes in operating assets and liabilities. In 2012, changes in operating assets and liabilities were a use of cash of $27.6 million, compared to a $13.9 million source of cash in 2011. Accounts receivable was a source of cash of $5.6 million in 2012 compared to $4.7 million in 2011. While revenue decreased by 2% in 2012 compared to 2011, our days’ sales outstanding improved from 58 days as of December 31, 2011 to 57 days as of December 31, 2012. We calculate days’ sales outstanding by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter. In 2012, inventories were a source of cash of $31.7 million, compared to a use of cash of $22.9 million in 2011. Inventory turns decreased from 6.6 turns as of December 31, 2011 to 6.1 turns as of December 31, 2012. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter. Inventory turns as of December 31, 2012 were negatively impacted by our acquisition of PPC in December 2012. In 2012, accounts payable and accrued liabilities were a use of cash of $55.8 million, compared to a source of cash of $21.6 million in 2011, due primarily to a significant pay-down of accounts payable in our China cable business in preparation for the December 2012 sale of the consumer electronics assets. Our days’ payables outstanding decreased from 82 days as of December 31, 2011 to 74 days as of December 31, 2012. We calculate days’ payables outstanding by dividing accounts payable and accrued liabilities as of the end of the quarter by the average daily cost of sales and selling, general and administrative expenses.

Net cash used for investing activities totaled $591.9 million in 2012 compared to $99.4 million in 2011. Investing activities in 2012 included payments for our acquisitions, net of cash acquired, of $860.4 million, primarily for our acquisitions of Miranda and PPC. Investing activities in 2012 also included capital expenditures of $41.0 million and the receipt of $309.4 million of proceeds from the sale of assets, primarily from the disposal of our Thermax and Raydex cable business and our consumer electronics assets. Investing activities in 2011 included payments for our acquisitions, net of cash acquired, of $60.5 million, primarily for our acquisitions of ICM, Poliron, and Byres Security. Investing activities in 2011 also included capital expenditures of $40.1 million and the receipt of $1.2 million of proceeds from the sale of tangible assets, primarily real estate in the Americas segment.

Net cash provided by financing activities totaled $464.8 million in 2012 compared to a $56.3 million use of cash in 2011. The most significant component of cash provided by financing activities in 2012 was $556.1 million of cash provided under our credit arrangements. In 2012, we also paid $75.0 million under our share repurchase program, as well as $11.4 million and $15.4 million of cash dividends and debt issuance costs, respectively. The most significant component of cash used for financing activities in 2011 was payments under our share repurchase program of $50.0 million. In 2011, we also paid $9.4 million and $3.3 million of cash dividends and debt issuance costs, respectively, and we received $4.6 million of proceeds from the exercise of stock options.

Our cash and cash equivalents balance was $395.1 million as of December 31, 2012. Of this amount, $234.1 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of December 31, 2012 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019, $247.7 million under a variable rate term loan, and $198.3 million of outstanding borrowings under our revolving credit agreement. We were in compliance with all of the covenants of our senior secured credit facility, and we had $187.6 million in available borrowing capacity. Additional discussion regarding our various borrowing arrangements is included in Note 12 to the Consolidated Financial Statements.

Contractual obligations outstanding at December 31, 2012, have the following scheduled maturities:

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations (1)(2)	$1,151,205	$15,678	$53,306	$377,000	$705,221
Interest payments on long-term debt obligations	414,327	48,305	93,473	88,720	183,829
Operating lease obligations (3)	67,009	16,466	22,215	13,010	15,318
Purchase obligations (4)	13,017	13,017	—	—	—
Other commitments (5)	17,377	1,502	4,830	11,045	—
Pension and other postemployment obligations	117,872	12,764	26,613	22,752	55,743

Total	$1,780,807	$107,732	$200,437	$512,527	$960,111

(1)	As described in Note 12 to the Consolidated Financial Statements.
(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.
(3)	As described in Note 19 to the Consolidated Financial Statements.
(4)

Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)	Does not include accounts payable reflected in the financial statements. Includes obligations for uncertain tax positions (see Note 14 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Standby financial letters of credit	$7,059	$6,937	$122	$—	$—
Bank guarantees	5,303	5,303	—	—	—
Surety bonds	1,717	1,717	—	—	—

Total	$14,079	$13,957	$122	$—	$—

Standby financial letters of credit, bank guarantees, and surety bonds are generally issued to secure obligations we have for a variety of commercial reasons such as workers compensation self-insurance programs in several states and the importation and exportation of product. We expect to replace most of these when they expire or mature.

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

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple products. For these arrangements, revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element.

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

We also have significant tax credit carryforwards in the United States on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. We expect to generate enough taxable income in the future to utilize these tax credits. Furthermore, in 2013 we expect to continue implementation of tax planning strategies that will help generate sufficient foreign source income in the carryforward period.

In prior years we included in our deferred income tax liabilities those amounts that may have been owed to Cooper Industries under the tax sharing agreement that we entered into with Cooper prior to our initial public offering in October 1993. The tax sharing agreement required us to pay to Cooper the majority of any tax benefits realized as a result of the step-up in basis of our assets at the time of our initial public offering, which primarily included amortization deductions. The tax sharing agreement with Cooper has been terminated as a result of a settlement reached with Cooper in January 2013, and our deferred income tax liabilities have been adjusted accordingly.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which such determination is made. In addition, our foreign subsidiaries’ undistributed income is considered to be indefinitely reinvested and, accordingly, we do not record a provision for United States federal and state income taxes on this foreign income. If this income was not considered to be indefinitely reinvested, it would be subject to United States federal and state income taxes and could materially affect our income tax provision.

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

We do not amortize goodwill, but test it annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Americas, EMEA, and Asia Pacific) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified six reporting units within Americas, four reporting units within EMEA, and one reporting unit within Asia Pacific for purposes of goodwill impairment testing.

In 2011, we adopted new accounting guidance related to our goodwill impairment evaluation that allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We make this evaluation based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then we calculate and compare the fair value of a reporting unit to its carrying value, as described in the paragraph below. In 2012, we performed the qualitative assessment for all but three of our reporting units with goodwill. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.

When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. For example, in our 2012 quantitative goodwill impairment analyses performed, the discount rates for our reporting units ranged from 11.0% to 16.5% and the long-term growth rates ranged from 3% to 4%. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

We determined that none of our goodwill was impaired during 2012. The fair values of our reporting units were substantially in excess of the carrying values as of our most recent impairment testing date, except for one reporting unit acquired in 2012. The estimated fair value of the acquired reporting unit exceeded its carrying value by approximately 3%, and the goodwill allocated to the acquired reporting unit is approximately $162.8 million. The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our current operating plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. By their nature, these assumptions involve risks and uncertainties, with the primary factor that could have an adverse effect being our assumptions relating to growing revenues consistent with our current operating plan.

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

Currency Exchange Rate Risk

For most of our products, the currency in which we sell the product is the same as the currency in which we incur the costs to manufacture the product, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. We did not have any foreign currency derivatives outstanding as of December 31, 2012.

We generally view our investments in international subsidiaries with functional currencies other than the United States dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, we are exposed primarily to exchange rate movements between the United States dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, and Brazilian real. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $380.7 million and $319.4 million at December 31, 2012 and 2011, respectively. We estimate a one percent change of the United States dollar relative to foreign currencies would have changed 2012 pre-tax income (loss) of our foreign operations by less than $1.0 million. This sensitivity analysis has inherent limitations as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the United States dollar over time.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2012.

The following table presents unconditional copper purchase obligations outstanding at December 31, 2012. The unconditional copper purchase obligations will settle during 2013.

	Purchase	Fair
	Amount	Value
	(In thousands, except average price)

Unconditional copper purchase obligations:
Commitment volume in pounds	1,538
Weighted average price per pound	$3.52

Commitment amounts	$5,420	$5,597

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

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the year ended December 31, 2012. See Note 13 to the Consolidated Financial Statements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2012.

	Principal Amount by Expected Maturity			Fair Value
	2013	Thereafter	Total
	(In thousands, except interest rates)

Variable-rate term loan	$15,678	$232,036	$247,714	$247,714
Average interest rate		3.60%

Variable-rate borrowings under revolving credit agreement	$—	$198,270	$198,270	$198,270
Average interest rate		2.31%

Fixed-rate senior subordinated notes	$—	$700,000	$700,000	$719,250
Average interest rate		5.50%

Fixed-rate senior subordinated notes	$—	$5,221	$5,221	$5,926
Average interest rate		9.75%

Total			$1,151,205	$1,171,160

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. At December 31, 2012, we had $31.5 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 10% of our total accounts receivable outstanding at December 31, 2012. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 28, 2013

Belden Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$395,095	$382,552
Receivables, net	300,864	288,543
Inventories, net	215,282	184,174
Deferred income taxes	19,885	17,174
Other current assets	28,456	21,619
Current assets of discontinued operations	—	60,484

Total current assets	959,582	954,546
Property, plant and equipment, less accumulated depreciation	307,048	280,113
Goodwill	778,708	336,591
Intangible assets, less accumulated amortization	428,273	139,515
Deferred income taxes	46,970	13,523
Other long-lived assets	64,002	63,832

	$2,584,583	$1,788,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,672	$214,507
Accrued liabilities	166,272	150,731
Current maturities of long-term debt	15,678	—
Current liabilities of discontinued operations	86,860	16,328

Total current liabilities	452,482	381,566

Long-term debt	1,135,527	550,926
Postretirement benefits	144,320	131,237
Other long-term liabilities	40,394	29,842
Stockholders’ equity:
Preferred stock, par value $0.01 per share—2,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share—200,000 shares authorized; 50,335 shares issued; 44,168 and 45,825 shares outstanding at 2012 and 2011, respectively	503	503
Additional paid-in capital	598,180	601,484
Retained earnings	461,756	276,363
Accumulated other comprehensive loss	(30,565)	(22,709)
Treasury stock, at cost—6,167 and 4,510 shares at 2012 and 2011, respectively	(218,014)	(161,092)

Total stockholders’ equity	811,860	694,549

	$2,584,583	$1,788,120

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)

Revenues	$1,840,739	$1,882,187	$1,543,386
Cost of sales	(1,274,142)	(1,340,666)	(1,096,546)

Gross profit	566,597	541,521	446,840
Selling, general and administrative expenses	(345,926)	(319,034)	(273,270)
Research and development	(65,410)	(54,752)	(41,730)
Amortization of intangibles	(22,792)	(13,149)	(10,567)
Income from equity method investment	9,704	13,169	11,940
Asset impairment and loss on sale of assets	(33,676)	(2,549)	(16,574)

Operating income	108,497	165,206	116,639
Interest expense	(52,038)	(48,118)	(49,822)
Interest income	1,033	1,011	1,184
Loss on debt extinguishment	(52,450)	—	—
Other income	—	—	1,465

Income from continuing operations before taxes	5,042	118,099	69,466
Income tax benefit (expense)	38,194	(16,791)	(8,190)

Income from continuing operations	43,236	101,308	61,276
Income from discontinued operations, net of tax	16,774	13,037	2,336
Gain from disposal of discontinued operations, net of tax	134,480	—	44,847

Net income	$194,490	$114,345	$108,459

Weighted average number of common shares and equivalents:
Basic	45,097	47,109	46,805
Diluted	45,942	48,104	47,783

Basic income per share:
Continuing operations	$0.96	$2.15	$1.31
Discontinued operations	0.37	0.28	0.05
Disposal of discontinued operations	2.98	—	0.96

Net income	$4.31	$2.43	$2.32

Diluted income per share:
Continuing operations	$0.94	$2.11	$1.28
Discontinued operations	0.36	0.27	0.05
Disposal of discontinued operations	2.93	—	0.94

Net income	$4.23	$2.38	$2.27

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net income	$194,490	$114,345	$108,459

Foreign currency translation	(1,414)	(4,632)	(25,965)
Foreign currency hedging instruments, net of tax of $1.6 million, $0.0 million, and $0.0 million, respectively	2,467	—	—
Adjustments to pension and postretirement liability, net of tax of $3.2 million, $4.8 million, and $1.0 million, respectively	(8,909)	(9,158)	2,432

Other comprehensive loss, net of tax	(7,856)	(13,790)	(23,533)

Comprehensive income	$186,634	$100,555	$84,926

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$194,490	$114,345	$108,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,355	50,174	55,279
Loss on debt extinguishment	52,450	—	—
Asset impairment and loss on sale of assets	33,676	2,549	16,574
Share-based compensation	12,374	11,241	12,177
Provision for inventory obsolescence	5,085	1,160	3,210
Pension funding less than (greater than) pension expense	593	3,812	(4,289)
Tax deficiency (benefit) related to share-based compensation	(4,119)	(1,790)	110
Income from equity method investment	(9,704)	(13,169)	(11,940)
Gain on sale of businesses and tangible assets	(134,480)	—	(44,847)
Deferred income tax expense (benefit)	(42,750)	2,294	(11,577)
Non-cash loss on derivatives and hedging instruments	—	—	2,893
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	5,628	4,680	(39,458)
Inventories	31,706	(22,873)	(14,031)
Accounts payable	(55,166)	9,281	38,513
Accrued liabilities	(681)	12,317	(8,203)
Accrued taxes	(10,760)	(55)	(3,793)
Other assets	968	12,219	27,209
Other liabilities	723	(1,622)	(14,737)

Net cash provided by operating activities	139,388	184,563	111,549

Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(860,353)	(60,519)	(119,110)
Capital expenditures	(41,010)	(40,053)	(28,194)
Proceeds from disposal of businesses and tangible assets, net of cash sold	309,423	1,213	138,952

Net cash used for investing activities	(591,940)	(99,359)	(8,352)

Cash flows from financing activities:
Borrowings under credit arrangements	1,149,966	—	—
Payments under borrowing arrangements	(593,864)	—	(46,268)
Payments under share repurchase program	(75,000)	(50,000)	—
Debt issuance costs paid	(15,414)	(3,296)	—
Cash dividends paid	(11,441)	(9,410)	(9,412)
Proceeds from exercise of stock options	2,372	4,599	3,158
Proceeds from settlement of derivatives	4,024	—	4,217
Tax benefit (deficiency) related to share-based compensation	4,119	1,790	(110)

Net cash provided by (used for) financing activities	464,762	(56,317)	(48,415)

Effect of foreign currency exchange rate changes on cash and cash equivalents	333	(4,988)	(5,008)

Increase in cash and cash equivalents	12,543	23,899	49,774
Cash and cash equivalents, beginning of period	382,552	358,653	308,879

Cash and cash equivalents, end of period	$395,095	$382,552	$358,653

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-In	Retained	Treasury Stock		Translation Component	Pension and Postretirement
	Shares	Amount	Capital	Earnings	Shares	Amount	of Equity	Liability	Total
				(In thousands)
Balance at December 31, 2009	50,335	$503	$591,917	$72,625	(3,675)	$(128,611)	$58,060	$(43,446)	$551,048

Net income	—	—	—	108,459	—	—	—	—	108,459
Foreign currency translation	—	—	—	—	—	—	(25,965)	—	(25,965)
Adjustments to pension and postretirement liability, net of $1.0 million tax	—	—	—	—	—	—	—	2,432	2,432
Exercise of stock options, net of tax withholding forfeitures	—	—	(1,322)	—	177	4,020	—	—	2,698
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(7,166)	—	208	4,435	—	—	(2,731)
Share-based compensation	—	—	12,067	—	—	—	—	—	12,067
Dividends ($0.20 per share)	—	—	23	(9,516)	—	—	—	—	(9,493)

Balance at December 31, 2010	50,335	$503	$595,519	$171,568	(3,290)	$(120,156)	$32,095	$(41,014)	$638,515

Net income	—	—	—	114,345	—	—	—	—	114,345
Foreign currency translation	—	—	—	—	—	—	(4,632)	—	(4,632)
Adjustments to pension and postretirement liability, net of $4.8 million tax	—	—	—	—	—	—	—	(9,158)	(9,158)
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,214)	—	264	6,076	—	—	3,862
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(4,852)	—	151	2,988	—	—	(1,864)
Share repurchase program	—	—	—	—	(1,635)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	13,031	—	—	—	—	—	13,031
Dividends ($0.20 per share)	—	—	—	(9,550)	—	—	—	—	(9,550)

Balance at December 31, 2011	50,335	$503	$601,484	$276,363	(4,510)	$(161,092)	$27,463	$(50,172)	$694,549

Net income	—	—	—	194,490	—	—	—	—	194,490
Foreign currency translation	—	—	—	—	—	—	1,053	—	1,053
Adjustments to pension and postretirement liability, net of $3.2 million tax	—	—	—	—	—	—	—	(8,909)	(8,909)
Exercise of stock options, net of tax withholding forfeitures	—	—	(8,694)	—	243	9,431	—	—	737
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,103)	—	172	8,647	—	—	(2,456)
Share repurchase program	—	—	—	—	(2,072)	(75,000)	—	—	(75,000)
Share-based compensation	—	—	16,493	—	—	—	—	—	16,493
Dividends ($0.20 per share)	—	—	—	(9,097)	—	—	—	—	(9,097)

Balance at December 31, 2012	50,335	$503	$598,180	$461,756	(6,167)	$(218,014)	$28,516	$(59,081)	$811,860

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Business Description

Belden Inc. (the Company, Belden, we, us, or our) designs, manufactures, and markets cable, connectivity, and networking products in markets including industrial, enterprise, and broadcast. Our products are designed and manufactured to strict quality standards resulting in an industry leading reputation for worldwide reliability.

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

Reclassifications

We have made certain reclassifications to the 2011 and 2010 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2012 presentation, primarily related to disposed businesses.

Note 2: Summary of Significant Accounting Policies

Fair Value Measurement

Accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of and during the years ended December 31, 2012 and 2011, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Notes 9 and 10) and derivatives and hedging instruments (see Note 13). We did not have any transfers between Level 1 and Level 2 fair value measurements during the year.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair values of these cash equivalents as of December 31, 2012 and 2011 were $134.6 million and $62.3 million, respectively, and are based on quoted market prices in active markets.

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Adjustments recognized against our gross accounts receivable balance at December 31, 2012 and 2011 totaled $16.1 million and $13.8 million, respectively.

We evaluate the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense of $1.9 million, $1.1 million and $0.9 million in 2012, 2011, and 2010, respectively. The allowance for doubtful accounts at December 31, 2012 and 2011 totaled $4.2 million and $2.6 million, respectively.

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2012 and 2011 totaled $24.0 million and $17.7 million, respectively.

Property, Plant and Equipment

We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from 10 to 40 years for buildings, 5 to 12 years for machinery and equipment, and 5 to 10 years for computer equipment and software. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. We charge maintenance and repairs—both planned major activities and less-costly, ongoing activities—to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives. Depreciation expense is included in costs of sales, selling, general and administrative expenses, and research and development expenses in the Consolidated Statement of Operations based on the specific categorization and use of the underlying assets being depreciated.

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

Intangible Assets

Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relationships, and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill, in-process research and development, and trademarks. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the estimated useful lives of the related assets ranging from less than one year for backlog to in excess of 25 years for certain of our customer relationships.

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

Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. We did not recognize any goodwill impairment charges in 2012, 2011, or 2010. See Note 10 for further discussion.

We also evaluate indefinite lived intangible assets not subject to amortization for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We recognized trademark impairment charges totaling $0.6 million in 2010. We did not recognize impairment charges for our indefinite lived intangible assets in 2011. During 2012, we recognized an impairment charge of $5.2 million on trademarks related to our Chinese consumer electronics end market which we disposed of in 2012. See Note 10 for further discussion.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2010 or 2011. During 2012, we recognized an impairment charge of $6.8 million on customer relationships related to our Chinese consumer electronics end market which we disposed of in 2012. See Note 10 for further discussion.

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

Accrued Sales Rebates

We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2012 and 2011 totaled $28.0 million and $33.0 million, respectively.

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

We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel, the amounts of which are not currently material. We expense environmental compliance costs, which include maintenance and operating costs with respect to ongoing monitoring programs, as incurred. We generally depreciate capitalized environmental costs over a 15-year life. We evaluate the range of potential costs to remediate environmental sites. The ultimate cost of site clean-up is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required clean-up, the availability of alternative clean-up methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites, and other factors.

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

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple products. For these arrangements, revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element.

We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We record revisions to these estimates in the period in which the facts that give rise to each revision become known.

Cost of Sales

Cost of sales includes our total cost of inventory sold during the period, including material, labor, production overhead costs, variable manufacturing costs, and fixed manufacturing costs. Production overhead costs include operating supplies, applicable utility expenses, maintenance costs, and scrap. Variable manufacturing costs include inbound, interplant, and outbound freight, inventory shrinkage, and charges for excess and obsolete inventory. Fixed manufacturing costs include the costs associated with our purchasing, receiving, inspection, warehousing, distribution centers, production and inventory control, and manufacturing management.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $16.3 million, $15.9 million, and $15.4 million for 2012, 2011, and 2010, respectively.

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

We report all derivative financial instruments on the balance sheet at fair value. Foreign currency derivative instruments may be designated as a hedge of our net investment in certain foreign operations. If a derivative is designated as a net investment hedge, the effective portion of the gain or loss on the derivative is reported in accumulated other comprehensive income as part of the cumulative translation component of equity. Any ineffectiveness is recognized in the Condensed Consolidated Statements of Operations. We had no outstanding derivatives as of December 31, 2012 and 2011.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2012, we adopted new accounting guidance issued by the Financial Accounting Standards Board (FASB) with regard to the presentation and disclosure of comprehensive income. The adoption of this guidance did not have a material impact on our financial statements.

Note 3: Acquisitions

PPC Broadband, Inc.

We acquired 100% of the outstanding shares of PPC Broadband, Inc. (PPC) in exchange for cash of $521.4 million on December 10, 2012. PPC is a leading manufacturer and developer of advanced connectivity technologies for the broadband market and expands our solution offerings in the broadband end-market. PPC is headquartered in Syracuse, New York. PPC’s strong brands and technology enhance our portfolio of broadband products. The results of PPC have been included in our Consolidated Financial Statements from December 10, 2012, and are reported within the Americas segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of December 10, 2012 (in thousands).

Cash	$7,511
Receivables	28,756
Inventories	42,327
Other current assets	480
Property, plant and equipment	27,752
Goodwill	277,187
Intangible assets	161,500
Other non-current assets	134

Total assets	$545,647

Accounts payable	$19,634
Accrued liabilities	3,967
Other long-term liabilities	646

Total liabilities	24,247

Net assets	$521,400

The above purchase price allocation has been determined provisionally, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of finalizing third party valuations of certain tangible and intangible assets and ensuring our accounting policies are applied at PPC. The provisional measurement of inventories, property, plant, and equipment, intangible assets, goodwill, deferred income taxes, and other assets and liabilities are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

The fair value of acquired receivables is $28.8 million, with a gross contractual amount of $29.3 million. We do not expect to collect $0.5 million of the acquired receivables.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. Our tax basis in the acquired goodwill is $277.2 million. The goodwill balance we recorded is only deductible for tax purposes up to the amount of the tax basis. Intangible assets related to the PPC acquisition consisted of the following:

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$70,500	5.0
Customer relationships	50,000	20.0
Backlog	2,000	0.5

Total intangible assets subject to amortization	122,500

Intangible assets not subject to amortization:
Goodwill	277,187
In-process research and development	7,000
Trademarks	32,000

Total intangible assets not subject to amortization	316,187

Total intangible assets	$438,687

Weighted average amortization period		11.0

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

Our revenues and income (loss) from continuing operations before taxes for 2012 included $9.8 million and ($2.0 million), respectively, from PPC. Included in our income from continuing operations before taxes for 2012 are $2.9 million of cost of sales related to the adjustment of inventory to fair value and $1.7 million of amortization of intangible assets. In addition, we recognized $1.0 million of transaction costs associated with the acquisition in 2012, which are included in our selling, general, and administrative expenses.

Miranda Technologies Inc.

We acquired 97.37% of the shares of Miranda Technologies Inc. (Miranda) for cash of $364.8 million on July 27, 2012, and we acquired the remaining 2.63% of shares of Miranda for cash of $9.9 million on July 30, 2012. Miranda is a leading provider of hardware and software solutions for the broadcast infrastructure industry and expands our solution offerings in the broadcast end-market. Miranda is headquartered in Montreal, Quebec, Canada. Miranda’s strong brands and technology enhance our portfolio of broadcast products. The results of Miranda have been included in our Consolidated Financial Statements from July 27, 2012, and are reported within the Americas segment. The impact of the noncontrolling interest from July 27, 2012 to July 30, 2012 was not material to our financial position or results of operations. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of July 27, 2012 (in thousands).

Cash	$33,324
Receivables	27,592
Inventories	31,109
Other current assets	1,923
Property, plant and equipment	23,452
Goodwill	162,764
Intangible assets	159,991

Total assets	$440,155

Accounts payable	$23,917
Accrued liabilities	5,591
Current deferred tax liabilities	4,839
Other long-term liabilities	11,835
Non-current deferred tax liabilities	19,294

Total liabilities	65,476

Net assets	$374,679

The above purchase price allocation has been determined provisionally, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of finalizing our analysis of Miranda’s income tax assets and liabilities and ensuring our accounting policies are applied at Miranda. The provisional measurement of goodwill, deferred income taxes, deferred revenue, and other assets and liabilities are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. None of the goodwill related to the Miranda acquisition is deductible for tax purposes. Intangible assets related to the acquisition consisted of the following:

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$69,132	4.0
Customer relationships	44,442	20.0
Backlog	3,950	1.0

Total intangible assets subject to amortization	117,524

Intangible assets not subject to amortization:
Goodwill	162,764
Trademarks	35,554
In-process research and development	6,913

Total intangible assets not subject to amortization	205,231

Total intangible assets	$322,755

Weighted average amortization period		9.9

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

Our revenues and income (loss) from continuing operations before taxes for 2012 included $73.6 million and ($11.5 million), respectively, from Miranda. Included in our income from continuing operations before taxes for 2012 are $10.6 million of cost of sales related to the adjustment of inventory to fair value and $10.9 million of amortization of intangible assets. In addition, we recognized $2.5 million of transaction costs associated with the acquisition in 2012, which are included in our selling, general, and administrative expenses.

Pro forma—PPC and Miranda

The following table illustrates the unaudited pro forma effect on operating results as if the Miranda and PPC acquisitions had been completed as of January 1, 2011.

	Years Ended December 31,
	2012	2011
	(In thousands, except per share data) (Unaudited)
Revenues	$2,163,302	$2,280,189
Income from continuing operations	78,827	108,117
Diluted income per share from continuing operations	$1.72	$2.25

For purposes of the unaudited pro forma disclosures, the year ended December 31, 2011 includes nonrecurring expenses from the effects of purchase accounting, including inventory cost step-up of $19.2 million, amortization of sales backlog intangible assets of $6.7 million, and Belden’s transaction costs of $3.5 million. For both years ended December 31, 2012 and 2011, the pro forma information above also reflects interest expense from the term loan borrowed to finance the acquisition of Miranda and from the borrowings under our senior secured credit facility to finance the acquisition of PPC.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we completed the acquisitions on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisitions.

ICM Corp.

We acquired 100% of the outstanding shares of ICM Corp. (ICM) for cash of $21.8 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer. ICM’s strong brands and technology enhance our portfolio of broadcast products. The results of ICM have been included in our Consolidated Financial Statements from January 7, 2011, and are reported within the Americas segment.

Poliron Cabos Electricos Especiais Ltda

We acquired Poliron Cabos Electricos Especiais Ltda (Poliron) for cash of $28.7 million on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil. The acquisition of Poliron expands our presence in emerging markets. The results of Poliron have been included in our Consolidated Financial Statements from April 1, 2011, and are reported within the Americas segment.

Byres Security, Inc.

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

The acquisitions of ICM, Poliron, and Byres Security were not material to our financial position or results of operations reported as of and for the year ended December 31, 2011. During the year ended December 31, 2011, we recorded $27.8 million and $21.3 million of goodwill and intangible assets, respectively, due to the ICM, Poliron, and Byres Security acquisitions.

Thomas & Betts Communications Business

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

The fair value of acquired receivables was $6.7 million, with a gross contractual amount of $7.0 million. We do not expect to collect $0.3 million of the acquired receivables.

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

GarrettCom, Inc.

We acquired 100% of the outstanding shares of GarrettCom, Inc. (GarrettCom) for cash of $56.6 million on December 5, 2010. We paid $47.3 million at closing, $4.1 million in 2011 and $4.1 million in 2012. The remaining $1.1 million is due to be paid in 2013. GarrettCom provides advanced industrial networking products and smart grid solutions, including industrial grade switches, routers, converters, serial communications, and security software to the power utility, surveillance and security, transportation, specialty industrial automation, and telecommunications markets. The acquisition complements our existing portfolio of industrial networking products and will enable us to provide a more diverse set of end market solutions. The results of operations of GarrettCom have been included in our results of operations from December 5, 2010, and are reported within the Americas segment. The GarrettCom acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31, 2010. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of December 5, 2010 (in thousands).

Cash	$6,143
Receivables	5,126
Inventories	7,428
Other current assets	1,059
Property, plant and equipment	523
Goodwill	24,059
Other intangible assets	19,200
Other noncurrent assets	2,767

Total assets	$66,305

Accounts payable	$1,176
Accrued liabilities	2,151
Current and deferred taxes	6,400

Total liabilities	9,727

Net assets	$56,578

The fair value of acquired receivables was $5.1 million, with a gross contractual amount of $5.3 million. We do not expect to collect $0.2 million of the acquired receivables.

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

Note 4: Discontinued Operations

On December 17, 2012, we sold our Thermax and Raydex cable business for $265.6 million, and recognized a pre-tax gain of $211.6 million ($124.7 million after-tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. The Thermax and Raydex operations were included in the Americas and EMEA segments. We have reported the gain from the sale of Thermax and Raydex as well as the results of its operations in discontinued operations. As of December 31, 2012, we have a net current liability of discontinued operations on our consolidated balance sheet of $86.9 million related to our tax obligations from the gain on disposal of Thermax and Raydex.

On December 16, 2010, we sold Trapeze Networks, Inc. (Trapeze) for $152.1 million, and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash with the remaining $15.2 million placed in escrow as partial security for our indemnity obligations under the sale agreement. As of December 31, 2012, we have not collected any amounts from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, we reduced the carrying value of the escrow receivable and recognized a loss of $7.0 million ($4.3 million net of tax) during 2012, which is included in our gain from disposal of discontinued operations. The loss reduced the amount of the escrow receivable on our Consolidated Balance Sheet to $8.0 million, which is our best estimate of the amount to be collected. During 2011, we recorded $0.2 million of expense related to the sale of Trapeze. The Trapeze operations comprised the entirety of our former Wireless segment. We have reported the gain from the sale of Trapeze as well as the results of its operations in discontinued operations.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona (Phoenix Communications). In connection with this sale and related tax deductions, we established a liability for uncertain tax positions. The statute of limitations associated with the tax positions expired during our fiscal third quarter of 2012. Therefore, we reversed the uncertain tax position liability and the associated accrued interest and penalties. In 2012, we recognized a net gain of $14.1 million due to the reversal of the uncertain tax position liability, which is included in our gain from disposal of discontinued operations. We also recognized a gain of $4.0 million ($2.6 million net of tax) due to the reversal of the accrued interest and penalties, which is included in our income (loss) from discontinued operations. In 2011 and 2010, we recognized interest expense of $0.9 million ($0.7 million net of tax) and $1.0 million ($0.6 million net of tax), respectively, related to these uncertain tax positions. We have reported these amounts in discontinued operations.

Operating results from discontinued operations for 2012, 2011, and 2010 include the following revenues and income (loss) before taxes:

	2012		2011		2010
	Revenues	Income (Loss) Before Taxes	Revenues	Income (Loss) before Taxes	Revenues	Income (Loss) Before Taxes
	(In thousands)
Thermax and Raydex	$95,668	$21,479	$99,766	$21,792	$73,704	$12,546
Trapeze	—	—	—	(196)	57,339	(10,791)
Phoenix Communications	—	3,980	—	(949)	—	(978)

Total	$95,668	$25,459	$99,766	$20,647	$131,043	$777

Listed below are the major classes of assets and liabilities belonging to the discontinued operations of the Company at December 31, 2011 (in thousands).

Assets:
Cash	$165
Receivables	10,527
Inventories	17,969
Other current assets	213
Property, plant and equipment, net	6,820
Intangible Assets	12,168
Goodwill	11,441
Tax assets	5,551

Total assets	$64,854

Liabilities:
Accounts payable and accrued liabilities	$16,328
Deferred income taxes	4,370

Total liabilities	$20,698

Note 5: Operating Segments and Geographic Information

We have organized the enterprise around geographic areas. We conduct our operations through three reported operating segments—Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific.

The segments design, manufacture, and market a portfolio of cable, connectivity, and networking products in a variety of end markets including industrial, enterprise, and broadcast. We sell the products manufactured by our segments principally through distributors or directly to systems integrators, original equipment manufacturers (OEMs), end-users, and installers.

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

Operating Segment Information

Year Ended December 31, 2012	Americas	EMEA	Asia Pacific	Total Segments
	(In thousands)
External customer revenues	$1,185,846	$342,473	$312,420	$1,840,739
Affiliate revenues	28,612	121,973	3,218	153,803
Total revenues	1,214,458	464,446	315,638	1,994,542
Depreciation and amortization	(39,003)	(12,370)	(6,514)	(57,887)
Asset impairment and loss on sale of assets	(2,002)	(4,749)	(26,925)	(33,676)
Operating income	111,982	60,979	4,459	177,420
Total assets	1,708,637	356,684	223,630	2,288,951
Acquisition of property, plant and equipment	22,176	13,872	3,831	39,879

Year Ended December 31, 2011	Americas	EMEA	Asia Pacific	Total Segments
	(In thousands)
External customer revenues	$1,130,616	$401,777	$349,794	$1,882,187
Affiliate revenues	29,534	114,648	1,178	145,360
Total revenues	1,160,150	516,425	350,972	2,027,547
Depreciation and amortization	(23,820)	(14,909)	(9,384)	(48,113)
Asset impairment	(1,479)	(790)	(280)	(2,549)
Operating income	124,483	70,007	24,814	219,304
Total assets	624,341	473,983	300,843	1,399,167
Acquisition of property, plant and equipment	16,175	9,404	2,871	28,450

Year Ended December 31, 2010	Americas	EMEA	Asia Pacific	Total Segments
	(In thousands)
External customer revenues	$872,788	$355,123	$315,475	$1,543,386
Affiliate revenues	40,538	75,551	62	116,151
Total revenues	913,326	430,674	315,537	1,659,537
Depreciation and amortization	(21,722)	(15,565)	(9,628)	(46,915)
Asset impairment	(7,095)	(8,141)	(1,338)	(16,574)
Operating income	79,054	42,823	28,913	150,790
Total assets	572,086	416,317	285,431	1,273,834
Acquisition of property, plant and equipment	11,989	8,192	2,460	22,641

Total segment operating income differs from net income reported in the Consolidated Financial Statements as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Total segment operating income	$177,420	$219,304	$150,790
Income from equity method investment	9,704	13,169	11,940
Eliminations	(78,627)	(67,267)	(46,091)

Total operating income	108,497	165,206	116,639
Interest expense	(52,038)	(48,118)	(49,822)
Interest income	1,033	1,011	1,184
Loss on debt extinguishment	(52,450)	—	—
Other income	—	—	1,465
Income tax benefit (expense)	38,194	(16,791)	(8,190)

Income from continuing operations	43,236	101,308	61,276
Income from discontinued operations, net of tax	16,774	13,037	2,336
Gain from disposal of discontinued operations, net of tax	134,480	—	44,847

Net income	$194,490	$114,345	$108,459

Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Total segment assets	$2,288,951	$1,399,167	$1,273,834
Corporate assets	295,632	328,469	367,779
Discontinued operations assets	—	60,484	54,871

Total assets	$2,584,583	$1,788,120	$1,696,484

Total segment acquisition of property, plant and equipment	$39,879	$28,450	$22,641
Corporate acquisition of property, plant and equipment	336	10,483	3,655
Discontinued operations acquisition of property, plant and equipment	795	1,120	1,898

Total acquisition of property, plant and equipment	$41,010	$40,053	$28,194

Total segment depreciation and amortization	$(57,887)	$(48,113)	$(46,915)
Discontinued operations depreciation and amortization	(1,468)	(2,061)	(8,364)

Total depreciation and amortization	$(59,355)	$(50,174)	$(55,279)

Product Group Information

Revenues by major product group were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Cable products	$1,214,059	$1,274,988	$1,140,167
Networking products	353,732	307,188	214,251
Connectivity products	272,948	300,011	188,968

Total revenues	$1,840,739	$1,882,187	$1,543,386

The main categories of cable products are (1) copper cables, including shielded and unshielded twisted pair cables, coaxial cables, and stranded cables, (2) fiber optic cables, which transmit light signals through glass or plastic fibers, and (3) composite cables, which are combinations of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve complex applications and provide ease of installation. Networking products include wireless and wired Industrial Ethernet switches and related equipment and security features, fiber optic interfaces and media converters used to bridge fieldbus networks over long distances, networking infrastructure for the television broadcast, cable, satellite and IPTV industry, and, load-moment indicators for mobile cranes and other load-bearing equipment. Connectivity products include both fiber and copper connectors for the enterprise, broadcast, and industrial markets. Connectors are also sold as part of end-to-end structured cabling solutions.

Geographic Information

The following table identifies by region of the world revenues based on the location of the customer and long-lived assets based on physical location.

	United States	Canada & Latin America	Europe, Africa & Middle East	Asia Pacific	Total
	(In thousands, except percentages)
Year ended December 31, 2012
Revenues	$825,439	$303,920	$373,689	$337,691	$1,840,739
Percent of total revenues	45%	17%	20%	18%	100%
Long-lived assets	$165,619	$42,364	$89,871	$73,196	$371,050

Year ended December 31, 2011
Revenues	$832,681	$276,001	$395,519	$377,986	$1,882,187
Percent of total revenues	44%	15%	21%	20%	100%
Long-lived assets	$137,576	$20,398	$87,071	$98,900	$343,945

Year ended December 31, 2010
Revenues	$650,257	$207,417	$356,808	$328,904	$1,543,386
Percent of total revenues	42%	14%	23%	21%	100%
Long-lived assets	$128,137	$18,032	$87,317	$100,962	$334,448

Major Customer

Revenues generated from sales to the distributor Anixter International Inc., primarily in the Americas segment, were $300.4 million (16% of revenues), $288.3 million (15% of revenues), and $247.2 million (16% of revenues) for 2012, 2011, and 2010 respectively. At December 31, 2012, we had $31.5 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 10% of our total accounts receivable outstanding at December 31, 2012.

Note 6: Equity Method Investment

We have a 50% ownership interest in Xuzhou Hirschmann Electronics Co., Ltd. (the Hirschmann JV), which we acquired in connection with our 2007 acquisition of Hirschmann Automation and Control GmbH. The Hirschmann JV is an entity located in China that supplies load-moment indicators to the industrial crane market as does one of the business units of our EMEA segment. We account for this investment using the equity method of accounting. Beginning on January 1, 2012, the results of our equity method investment in the Hirschmann JV are no longer included in our EMEA segment due to a change in our organizational reporting structure for the Hirschmann JV.

Summary financial information for the Hirschmann JV is as follows:

	December 31,
	2012	2011	2010
	(In thousands)

Current assets	$46,042	$63,879	$45,417
Noncurrent assets	4,107	4,020	3,683
Current liabilities	13,132	26,914	18,048
Noncurrent liabilities	207	205	197

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues	$56,564	$69,431	$61,881
Gross profit	29,067	34,100	30,090
Operating income	22,317	27,771	23,775
Net income	19,408	26,338	23,880
Net income attributable to Belden	9,704	13,169	11,940

The carrying value recorded in other long-lived assets on our Consolidated Balance Sheets of our investment in the Hirschmann JV as of December 31, 2012 and 2011 is $35.4 million and $37.7 million, respectively. The difference between this carrying value and our share of the Hirschmann JV’s net assets is primarily attributable to goodwill.

We had sales of $5.7 million, $19.4 million, and $11.9 million to the Hirschmann JV in 2012, 2011, and 2010, respectively. We received $12.5 million, $10.9 million, and $6.4 million in dividends from the Hirschmann JV in 2012, 2011, and 2010, respectively. We had receivables from the Hirschmann JV as of December 31, 2012 and 2011 of $2.4 million and $3.6 million, respectively.

Note 7: Income Per Share

The following table presents the basis of the income per share computation:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Numerator for basic and diluted income per share:
Income from continuing operations	$43,236	$101,308	$61,276
Income from discontinued operations, net of tax	16,774	13,037	2,336
Gain from disposal of discontinued operations, net of tax	134,480	—	44,847

Net income	$194,490	$114,345	$108,459

Denominator:
Denominator for basic income per share—weighted average shares	45,097	47,109	46,805
Effect of dilutive common stock equivalents	845	995	978

Denominator for diluted income per share—adjusted weighted average shares	45,942	48,104	47,783

For the years ended December 31, 2012, 2011, and 2010, diluted weighted average shares outstanding do not include outstanding equity awards of 0.9 million, 0.8 million, and 1.3 million, respectively, because to do so would have been anti-dilutive.

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

Note 8: Inventories

The major classes of inventories were as follows:

	December 31,
	2012	2011
	(In thousands)

Raw materials	$92,072	$69,829
Work-in-process	34,391	42,820
Finished goods	110,280	86,028
Perishable tooling and supplies	2,493	3,232

Gross inventories	239,236	201,909
Obsolescence and other reserves	(23,954)	(17,735)

Net inventories	$215,282	$184,174

Note 9: Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

	December 31,
	2012	2011
	(In thousands)

Land and land improvements	$35,010	$33,427
Buildings and leasehold improvements	136,751	136,464
Machinery and equipment	438,928	412,809
Computer equipment and software	92,946	66,059
Construction in process	27,135	21,288

Gross property, plant and equipment	730,770	670,047
Accumulated depreciation	(423,722)	(389,934)

Net property, plant and equipment	$307,048	$280,113

Disposals

During 2012, we sold certain net assets of our Chinese cable operations within the Asia Pacific segment for $40.0 million that primarily conduct business in the consumer electronics end market (the Disposal Group). We had previously evaluated a number of strategic alternatives related to the Disposal Group, and we determined that the characteristics of the end market in which they conduct business were not in line with our strategic plan. The cash flows related to the Disposal Group were not separately identifiable and independent of the other cash flows of our Chinese cable operations, and therefore, we have not reported the operating results of the Disposal Group as discontinued operations. We recognized an asset impairment and loss on sale of the consumer electronics assets in 2012 of $29.7 million, which includes $12.0 million of impairments pertaining to the intangible assets of the Disposal Group.

During 2012, we also sold certain real estate of the Americas and EMEA segments for $0.9 million and $8.6 million, respectively. There was no gain or loss recognized on the sales.

During 2011, we sold certain real estate of the Americas segment for $1.1 million. There was no gain or loss recognized on the sale.

During 2010, we sold our wireless networking business that comprised the entirety of our former Wireless segment. See Note 4. We also sold certain real estate of the EMEA segment for $1.8 million. There was no gain or loss recognized on the sale.

During 2010, we sold the remaining 5% interest in a German cable business that sells primarily to the automotive industry for less than $0.1 million. There was no gain or loss recognized on the sale.

Impairment

In 2012, we recognized an impairment loss on property, plant and equipment of $4.0 million in the operating results of our EMEA segment. Of the total impairment loss, approximately $1.5 million related to real estate retained by us from a German cable business we sold in 2009 and leased to the purchasers, $1.4 million related to manufacturing equipment, and $1.1 million related to other property, plant, and equipment. We estimated the fair value of these assets based upon bids received from third parties to potentially buy the assets, quoted prices in active markets or quoted prices for similar assets.

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

Depreciation Expense

We recognized depreciation expense in income from continuing operations of $35.1 million, $35.0 million, and $36.3 million, in 2012, 2011, and 2010, respectively.

Note 10: Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)

Goodwill	$778,708	$—	$778,708	$336,591	$—	$336,591

Definite-lived intangible assets subject to amortization:
Customer relationships	$195,021	$(25,632)	$169,389	$111,124	$(22,543)	$88,581
Developed technology	170,747	(32,713)	138,034	36,124	(26,172)	9,952
Trademarks	391	(176)	215	391	(44)	347
Backlog	9,252	(5,997)	3,255	3,286	(3,286)	—

Total intangible assets subject to amortization	375,411	(64,518)	310,893	150,925	(52,045)	98,880
Indefinite-lived intangible assets not subject to amortization
Trademarks	103,357	—	103,357	40,635	—	40,635
In-process research and development	14,023	—	14,023	—	—	—

Total intangible assets not subject to amortization	117,380	—	117,380	40,635	—	40,635

Intangible assets	$492,791	$(64,518)	$428,273	$191,560	$(52,045)	$139,515

Segment Allocation of Goodwill and Trademarks

The changes in the carrying amount of goodwill are as follows:

	Americas	EMEA	Asia Pacific	Corporate	Consolidated
	(In thousands)

Balance at December 31, 2010	$126,838	$64,462	$—	$119,815	$311,115

Acquisitions and purchase accounting adjustments	22,555	5,336	—	—	27,891
Translation impact	(2,087)	(328)	—	—	(2,415)

Balance at December 31, 2011	147,306	69,470	—	119,815	336,591

Acquisitions and purchase accounting adjustments	439,696	—	—	—	439,696
Translation impact	1,563	858	—	—	2,421

Balance at December 31, 2012	$588,565	$70,328	$—	$119,815	$778,708

We believe that corporate goodwill benefits the entire Company because it represents acquirer-specific synergies unique to a previous acquisition.

The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Americas	EMEA	Asia Pacific	Consolidated
	(In thousands)

Balance at December 31, 2010	$15,063	$15,524	$5,219	$35,806

Acquisitions	5,591	—	—	5,591
Translation impact	(688)	(78)	4	(762)

Balance at December 31, 2011	19,966	15,446	5,223	40,635

Acquisitions	67,554	—	—	67,554
Impairment	—	—	(5,239)	(5,239)
Translation impact	207	184	16	407

Balance at December 31, 2012	$87,727	$15,630	$—	$103,357

Impairment

The annual measurement date for our goodwill and trademarks impairment test is our fiscal November month-end. For our 2012 goodwill impairment test, we performed a qualitative assessment for all but three of our reporting units with goodwill. For those reporting units, we determined that it was more likely than not that the fair value of the reporting unit was in excess of the carrying value of the reporting unit. For three of our reporting units, we performed a quantitative assessment to evaluate goodwill for impairment. Using a quantitative assessment, we determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. We did not recognize any goodwill impairment charges in 2012, 2011, or 2010.

Similar to the quantitative goodwill impairment test, we determined the estimated fair values of our trademarks by calculating the present values of the estimated cash flows attributable to the respective trademarks. In 2010, the carrying amounts of certain trademarks exceeded their respective fair values resulting in trademark impairment charges of $0.6 million within the Americas segment. We did not recognize any trademark impairment charges in 2011. In 2012, we recognized a $5.2 million and $6.8 million impairment loss on trademarks and customer relationships, respectively, related to our Chinese cable operations within the Asia Pacific segment which we disposed of during the year. The total asset impairment and loss on sale of the consumer electronics assets in 2012 was $29.7 million.

Amortization Expense

We recognized amortization expense in income from continuing operations of $22.8 million, $13.1 million, and $10.6 million in 2012, 2011, and 2010, respectively. We expect to recognize annual amortization expense of $55.1 million in 2013, $45.7 million in 2014, $44.6 million in 2015, $36.7 million in 2016, and $24.1 million in 2017.

Note 11: Accounts Payable and Accrued Liabilities

The carrying values of accounts payable and accrued liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)

Accounts payable	$183,672	$214,507
Wages, severance and related taxes	47,998	40,411
Employee benefits	18,550	16,143
Accrued rebates	28,002	33,047
Other (individual items less than 5% of total current liabilities)	71,722	61,130

Accounts payable and accrued liabilities	$349,944	$365,238

The majority of our accounts payable balance is due to trade creditors. Our accounts payable balance as of December 31, 2012 and 2011 also included $21.3 million and $51.4 million, respectively, of amounts due to banks used by our Asia Pacific segment under a commercial acceptance draft program. All accounts payable outstanding under the commercial acceptance draft program are expected to be settled within one year.

During 2012, we implemented certain restructuring actions in response to the uncertain global economic environment. For the year ended December 31, 2012, we recognized severance costs in our Americas, EMEA, and Asia Pacific segments of $7.2 million, $3.4 million, and $1.1 million, respectively. In addition, we recognized other restructuring costs in our Americas, EMEA, and Asia Pacific segments of $0.8 million, $5.2 million, and $0.2 million, respectively. The other restructuring costs in the EMEA segment consisted primarily of contract termination costs related to our supply chain. Of the total severance and other restructuring costs recognized, $6.4 million, $10.0 million, and $1.5 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively.

We do not expect to recognize any additional significant severance or other restructuring costs related to these restructuring actions, and the majority of the costs related to these actions were paid in 2012. As of December 31, 2012, our accrued liabilities balance included $5.3 million of accrued severance related to these actions, which is expected to be paid in 2013.

During 2011, we recognized severance expenses related to selected restructuring actions in our Americas, EMEA, and Asia Pacific segments of $0.6 million, $3.0 million, and $1.4 million in response to economic conditions.

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional severance and other charges in future periods.

Note 12: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2012	2011
	(In thousands)
Senior secured credit facility:
Term Loan	$247,714	$—
Revolving credit agreement	198,270	—

Total senior secured credit facility	445,984	—

Senior subordinated notes:
5.5% Senior subordinated notes due 2022	700,000	—
9.25% Senior subordinated notes due 2019	5,221	200,926
7.0% Senior subordinated notes due 2017	—	350,000

Total senior subordinated notes	705,221	550,926

Total debt and other borrowing arrangements	1,151,205	550,926
Less current maturities of Term Loan	(15,678)	—

Long-term debt	$1,135,527	$550,926

Senior Secured Facility

In July 2012, we amended our senior secured credit facility (Senior Secured Facility) and borrowed a CAD$250.0 million term loan (the Term Loan) in order to fund a portion of the purchase price for the acquisition of Miranda (see Note 3). The Term Loan matures in 2017 and requires quarterly amortization payments. Interest on the Term Loan is variable, based upon the three-month Canadian money-market rate plus an applicable spread (3.6% at December 31, 2012). We paid $1.7 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

The borrowing capacity under the revolving credit agreement of our Senior Secured Facility is $400.0 million, and it matures on April 25, 2016. Under the revolving credit agreement, we are permitted to borrow and re-pay funds in various currencies. Interest on outstanding borrowings is variable, based on either the three month LIBOR rate or the prime rate. As of December 31, 2012, we had 150.0 million euros ($198.3 million) of borrowings outstanding under the revolving credit agreement, which were used to fund a portion of the purchase price for the acquisition of PPC (see Note 3). We had $187.6 million in available borrowing capacity, as our borrowing capacity is also reduced by outstanding credit instruments of $14.1 million. We pay a commitment fee on our available borrowing capacity, which ranges from 0.25% to 0.50%, depending on our leverage ratio.

In 2011, we paid $3.3 million of fees associated with the revolving credit agreement, which are being amortized over the life of the revolving credit agreement using the effective interest method.

Borrowings under our Senior Secured Facility are secured by certain of our assets in the United States as well as the capital stock of certain of our subsidiaries. The Senior Secured Facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of December 31, 2012, we were in compliance with all of the covenants of the Senior Secured Facility.

Senior Subordinated Notes

In August 2012, we issued $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2013. We paid $13.7 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to fund the repurchase of certain of our senior subordinated notes due 2017 and 2019, as discussed below, and for general corporate purposes.

During the year ended December 31 2012, we repurchased all $350.0 million of our senior subordinated notes due 2017 for cash consideration of $363.1 million, and $194.8 million of our senior subordinated notes due 2019 for cash consideration of $226.7 million. We recorded a loss on extinguishment of debt of $52.5 million, including the write-off of unamortized debt issuance costs related to these instruments.

As of December 31, 2012, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a carrying value of $5.2 million, a coupon interest rate of 9.25%, and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility.

The senior subordinated notes due 2019 and 2022 are redeemable after June 15, 2014 and September 1, 2017, respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due 2019		Senior Subordinated Notes due 2022
Year	Percentage	Year	Percentage
2014	104.625%	2017	102.750%
2015	103.083%	2018	101.833%
2016	101.542%	2019	100.917%
2017 and thereafter	100.000%	2020 and thereafter	100.000%

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes at December 31, 2012 and 2011 was approximately $725.2 million and $561.4 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $705.2 million and $550.9 million as of December 31, 2012 and 2011, respectively. We believe the fair values of our variable rate Term Loan and the amounts outstanding under our revolving credit agreement approximate book value.

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2012 are as follows (in thousands):

2013	$15,678
2014	25,085
2015	28,221
2016	235,897
2017	141,103
Thereafter	705,221

$1,151,205

Note 13: Derivatives and Hedging Activities

We are exposed to various market risks, including fluctuations in foreign currency exchange rates. From time to time, we manage a portion of this risk through the use of derivative financial instruments to reduce our exposure to foreign currency risk. We do not hold or issue any derivative instrument for trading or speculative purposes.

During the year ended December 31, 2012, we entered into foreign currency forward contracts that were formally designated and qualified as net investment hedges of our operations in certain European subsidiaries. To the extent that the hedge relationships were effective, the gains or losses on the forward contracts were reported in Accumulated Other Comprehensive Income as part of the cumulative translation component of equity. We utilized the forward-rate method of assessing hedge ineffectiveness. Any ineffectiveness would be recognized in the Consolidated Statements of Operations.

The forward contracts exposed us to credit risk to the extent that the counterparties to our forward contracts would have been unable to meet the terms of the agreements. We sought to mitigate such risks by limiting the counterparties to major financial institutions and by executing our agreements across multiple counterparties. Additionally, our forward contracts were short-term in duration.

We recognized $4.0 million pre-tax gain in Accumulated Other Comprehensive Income during the year ended December 31, 2012. There was no ineffectiveness and no amount reclassified from AOCI into earnings for the year ended December 31, 2012. There were no outstanding derivatives as of December 31, 2012 or 2011.

All cash flows associated with derivatives are classified as financing cash flows in the Consolidated Cash Flow Statements. We collected $4.0 million in proceeds upon the settlement of foreign currency forward contracts for the year ended December 31, 2012.

For the year ended December 31, 2010, we recorded a net loss of $2.9 million on our derivative and hedging instruments, which was classified within interest expense. There were no derivatives or hedging instruments in place as of December 31, 2010.

Note 14: Income Taxes

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Income (loss) from continuing operations before taxes:
United States operations	$(22,533)	$27,324	$11,871
Foreign operations	27,575	90,775	57,595

	$5,042	$118,099	$69,466

Income tax expense (benefit):
Currently payable:
United States federal	$(6,944)	$(4,741)	$(6,138)
United States state and local	(2,519)	1,303	178
Foreign	14,020	18,572	16,883

	4,557	15,134	10,923

Deferred:
United States federal	(22,661)	(1,276)	(4,116)
United States state and local	(424)	(799)	(322)
Foreign	(19,666)	3,732	1,705

	(42,751)	1,657	(2,733)

Total income tax expense (benefit)	$(38,194)	$16,791	$8,190

In addition to the above income tax expense (benefit) associated with continuing operations, we also recorded income tax expense associated with discontinued operations of $78.7 million, $7.6 million, and $42.3 million in 2012, 2011, and 2010, respectively.

In January 2013, the United States Congress passed and the President signed the American Taxpayer Relief Act of 2012 which retroactively extended various tax provisions applicable to the Company. As a result, we expect that our income tax provision for 2013 will include a related discrete tax benefit for the impact of the change in the tax law.

	Years Ended December 31,
	2012	2011	2010

Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	(32.5)%	0.8%	0.2%
Impact of change in deferred tax asset valuation allowance	(187.8)%	(6.8)%	(1.3)%
Impact of change in tax contingencies	3.3%	(1.1)%	0.8%
Foreign income tax rate differences	(278.1)%	(6.8)%	(18.2)%
Cooper liability settlement	(394.7)%	0.0%	0.0%
Domestic permanent differences & tax credits	97.3%	(6.9)%	(4.7)%

	(757.5)%	14.2%	11.8%

The individual percentages reflected in the above rate reconciliation are significant due to the dollar value of such items relative to the $5.0 million of consolidated pre-tax income in 2012. The most significant factors impacting the rate and the total income tax benefit of $38.2 million include the Cooper Industries tax agreement settlement and the reduction of the deferred tax asset valuation allowance, both of which are discussed further below.

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes and, for prior years, these amounts included adjustments for a tax sharing agreement with Cooper Industries (Cooper). This agreement required us to pay Cooper the majority of the tax benefits resulting from basis adjustments arising from the initial public offering of our stock on October 6, 1993. The effect of the Cooper tax agreement was to put us in the same financial position we would have been in had there been no increase in the tax basis of our intangible assets (except for a retained 10% benefit). The retained 10% benefit had no impact on our consolidated income tax expense for 2011 and 2010, and we did not pay any taxes to Cooper in accordance with the tax agreement during those years. In 2011, Cooper sued us in Texas state court for amounts allegedly owed by us under the tax sharing agreement. As a result of a final settlement reached with Cooper, the tax sharing agreement has been terminated, we will pay a final settlement amount of $30 million, and the tax benefit of the settlement of $21.0 million has been reflected in our 2012 tax provision.

	December 31,
	2012	2011
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment and intangibles	$(89,433)	$(62,987)

Deferred income tax assets:
Postretirement, pensions, and stock compensation	44,814	38,711
Reserves and accruals	22,042	17,878
Net operating loss and tax credit carryforwards	84,716	60,758
Valuation allowances	(7,498)	(23,663)

	144,074	93,684

Net deferred income tax asset	$54,641	$30,697

In 2012, the increase in net deferred income tax assets stems primarily from the reduction in valuation allowance associated with our ability to realize deferred tax assets related to net operating losses and tax credits in various jurisdictions. We evaluated and assessed the expected utilization of net operating losses, future book and taxable income, available tax planning strategies, and our overall deferred tax position to determine the appropriate amount and timing of valuation allowance adjustments. As a result of changes in our business, available tax planning strategies, and future taxable income projections, we determined that the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not.

As of December 31, 2012, we had $211.4 million of net operating loss carryforwards and $49.0 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire as follows: $1.0 million in 2013, $36.3 million in 2014, $66.9 million between 2015 and 2017, and $65.4 million between 2018 and 2031. Net operating losses with an indefinite carryforward period total $41.8 million. Of the $211.4 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $143.2 million of these net operating loss carryforwards within their respective expiration periods.

Unless otherwise utilized, tax credit carryforwards of $30.0 million will expire between 2018 and 2020. Tax credit carryforwards with an indefinite carryforward period total $19.0 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize all of these tax credit carryforwards within their respective expiration periods.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As a result, as of December 31, 2012, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $380.2 million of the undistributed earnings of foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of the deferred tax liability related to investments in these foreign subsidiaries.

In 2012, we recognized a net $5.8 million decrease to reserves for uncertain tax positions. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2012	2011

Balance at beginning of year	$23,199	$24,122
Additions based on tax positions related to the current year	1,001	240
Additions for tax positions of prior years	8,928	2,186
Reductions for tax positions of prior years—Settlement	(640)	(2,547)
Reductions for tax positions of prior years—Statute of limitations	(15,111)	(802)

Balance at end of year	$17,377	$23,199

Additions for tax positions of prior years includes $8.3 million related to acquisitions for 2012. The balance of $17.4 million at December 31, 2012, reflects tax positions that, if recognized, would impact our effective tax rate.

As of December 31, 2012, we believe it is reasonably possible that $1.5 million of unrecognized tax benefits, primarily attributable to the expiration of several statutes of limitations, will change within the next twelve months.

Our practice is to recognize interest and penalties related to uncertain tax positions in operating expenses. During 2012, 2011, and 2010, we recognized approximately $0.1 million, $1.0 million, and $(0.6) million, respectively, in interest expense (income) and penalties. We have approximately $1.4 million and $5.2 million accrued for the payment of interest and penalties as of December 31, 2012 and 2011, respectively.

Our federal, state, and foreign income tax returns for the tax years 2007 and later remain subject to examination by the Internal Revenue Service and by various state and foreign taxing authorities.

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

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2012, 2011, and 2010 was $10.9 million, $9.0 million, and $8.1 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2012	2011	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(240,002)	$(226,805)	$(49,118)	$(45,917)
Service cost	(5,423)	(5,863)	(116)	(92)
Interest cost	(10,510)	(11,687)	(2,077)	(2,199)
Participant contributions	(146)	(125)	(11)	(3)
Plan amendments	—	(356)	—	—
Actuarial loss	(21,785)	(10,855)	(1,950)	(4,262)
Other	—	(7)	(204)	—
Foreign currency exchange rate changes	(2,542)	44	(886)	525
Benefits paid	16,532	15,652	2,590	2,830

Benefit obligation, end of year	$(263,876)	$(240,002)	$(51,772)	$(49,118)

	Pension Benefits		Other Benefits
Years Ended December 31,	2012	2011	2012	2011
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$160,806	$160,364	$—	$—
Actual return on plan assets	16,449	7,074	—	—
Employer contributions	10,448	8,598	2,579	2,827
Plan participant contributions	146	125	11	3
Foreign currency exchange rate changes	1,837	297	—	—
Benefits paid	(16,532)	(15,652)	(2,590)	(2,830)

Fair value of plan assets, end of year	$173,154	$160,806	$—	$—

Funded status, end of year	$(90,722)	$(79,196)	$(51,772)	$(49,118)

Amounts recognized in the balance sheets:
Prepaid benefit cost	$8,728	$9,501	$—	$—
Accrued benefit liability (current)	(3,900)	(3,896)	(3,002)	(2,682)
Accrued benefit liability (noncurrent)	(95,550)	(84,801)	(48,770)	(46,436)

Net funded status	$(90,722)	$(79,196)	$(51,772)	$(49,118)

The accumulated benefit obligation for all defined benefit pension plans was $258.9 million and $235.4 million at December 31, 2012 and 2011, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $219.4 million, $214.7 million, and $120.0 million, respectively, as of December 31, 2012 and $200.7 million, $196.2 million, and $112.0 million, respectively, as of December 31, 2011. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $44.5 million, $44.2 million, and $53.2 million, respectively, as of December 31, 2012, and were $39.3 million, $39.2 million, and $48.8 million, respectively, as of December 31, 2011.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2012	2011	2010	2012	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$5,423	$5,863	$4,994	$116	$92	$142
Interest cost	10,510	11,687	11,508	2,077	2,199	2,305
Expected return on plan assets	(11,112)	(11,170)	(11,436)	—	—	—
Amortization of prior service credit	(55)	(63)	(129)	(111)	(116)	(195)
Special termination benefits	—	—	13	—	—	—
Net loss recognition	5,974	6,030	4,775	842	386	424

Net periodic benefit cost	$10,740	$12,347	$9,725	$2,924	$2,561	$2,676

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2012	2011	2012	2011
Weighted average assumptions for benefit obligations at year end:
Discount rate	3.7%	4.5%	4.3%	4.3%
Salary increase	3.9%	3.9%	N/A	N/A

Weighted average assumptions for net periodic cost for the year:
Discount rate	4.5%	5.1%	4.3%	5.2%
Salary increase	3.9%	4.0%	N/A	N/A
Expected return on assets	6.9%	7.4%	N/A	N/A

Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	7.6%	8.0%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2020	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2012 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)

Effect on total of service and interest cost components	$220	$(182)
Effect on postretirement benefit obligation	$5,276	$(4,371)

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

The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2012				December 31, 2011
	Fair Market Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Asset Category:
Equity securities (a)
Large-cap fund	$62,151	$—	$62,151	$—	$59,693	$—	$59,693	$—
Mid-cap fund	11,581	—	11,581	—	10,105	—	10,105	—
Small-cap fund	15,955	—	15,955	—	14,423	—	14,423	—

Debt securities (b)
Government bond fund	24,385	—	24,385	—	23,270	—	23,270	—
Corporate bond fund	21,819	—	21,819	—	19,004	—	19,004	—

Fixed income fund (c)	37,231	—	37,231	—	34,279	—	34,279	—

Cash & equivalents	32	32	—	—	32	32	—	—

Total	$173,154	$32	$173,122	$—	$160,806	$32	$160,774	$—

(a)	This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of companies located in the United States, Canada, Western Europe and other developed countries throughout the world. The funds are valued using the net asset value method in which an average of the market prices for the underling investments is used to value the fund.

(b)	This category includes investments in investment funds that invest in U.S. treasuries, other national, state and local government bonds, and corporate bonds of highly rated companies from diversified industries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(c)	This category includes guaranteed insurance contracts.

The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.

The following table reflects the benefits as of December 31, 2012 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as Medicare subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans	Medicare Subsidy Receipts
	(In thousands)

2013	$14,565	$3,057	$184
2014	14,994	3,045	174
2015	15,417	3,069	162
2016	18,007	3,010	150
2017	16,765	2,919	137
2018-2022	88,509	14,059	495

Total	$168,257	$29,159	$1,302

We anticipate contributing $10.5 million and $2.8 million to our pension and other postretirement plans, respectively, during 2013.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2012, the changes in these amounts during the year ended December 31, 2012, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2013 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss	$79,370	$13,116
Net prior service credit	(223)	(388)

	$79,147	$12,728

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss, beginning of year	$68,463	$11,846
Amortization cost	(5,974)	(842)
Liability loss	21,785	1,950
Asset gain	(5,337)	—
Currency impact	433	162

Net actuarial loss, end of year	$79,370	$13,116

Prior service credit, beginning of year	$(281)	$(488)
Amortization credit	55	111
Currency impact	3	(11)

Prior service credit, end of year	$(223)	$(388)

	Pension Benefits	Other Benefits
	(In thousands)
Expected 2013 amortization:
Amortization of prior service credit	$(54)	$(111)
Amortization of net loss	6,507	937

	$6,453	$826

Note 16: Share-Based Compensation

Compensation cost charged against income, primarily SG&A expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Total share-based compensation cost	$12,374	$11,241	$12,177
Income tax benefit	4,812	4,372	4,736

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

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except weighted average fair value and assumptions)

Weighted-average fair value of SARs and options granted	$19.53	$17.64	$10.47
Total intrinsic value of SARs converted and options exercised	2,452	3,801	2,947
Cash received for options exercised	2,372	4,599	3,158
Tax benefit (deficiency) related to share-based compensation	4,119	1,790	(110)
Weighted-average fair value of restricted stock shares and units granted	35.85	35.91	22.34
Total fair value of restricted stock shares and units vested	9,017	4,370	7,611
Expected volatility	54.26%	52.00%	50.89%
Expected term (in years)	6.1	6.1	6.1
Risk-free rate	1.11%	2.49%	2.89%
Dividend yield	0.50%	0.56%	0.91%

	SARs and Stock Options				Restricted Shares and Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)

Outstanding at January 1, 2012	3,124	$27.37			582	$23.11
Granted	609	39.77			92	35.85
Exercised or converted	(430)	18.12			(239)	37.92
Forfeited or expired	(164)	39.56			(49)	25.44

Outstanding at December 31, 2012	3,139	$30.40	6.2	$45,795	386	$26.67

Vested or expected to vest at December 31, 2012	3,045	$30.34	6.1	$44,618
Exercisable or convertible at December 31, 2012	1,872	26.74	5.0	34,159

At December 31, 2012, the total unrecognized compensation cost related to all nonvested awards was $15.6 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Note 18: Share Repurchases

In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. For the year ended December 31, 2012, we repurchased 2.1 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $75.0 million and an average price per share of $36.20. From the inception of the program to December 31, 2012, we have repurchased 3.7 million shares of our common stock under the program for an aggregate cost of $125.0 million and an average price per share of $33.72.

In November 2012, our Board of Directors authorized an additional share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. For the year ended December 31, 2012, we did not repurchase any shares of our common stock under the $200.0 million program.

Note 19: Operating Leases

Operating lease expense incurred primarily for manufacturing and office space, machinery and equipment was $23.6 million, $19.7 million, and $19.2 million in 2012, 2011, and 2010, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2012 are as follows (in thousands):

2013	$16,466
2014	12,808
2015	9,407
2016	7,413
2017	5,597
Thereafter	15,318

$67,009

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 20: Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which seven are distributors, constitute in aggregate approximately 34%, 34%, and 31% of revenues in 2012, 2011, and 2010, respectively.

Unconditional Copper Purchase Obligations

At December 31, 2012, we were committed to purchase approximately 1.5 million pounds of copper at an aggregate cost of $5.4 million. At December 31, 2012, the fixed cost of this purchase was $0.2 million under the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. These commitments will mature in 2013.

Labor

Approximately 24% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 20% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2013.

International Operations

The carrying amounts of net assets belonging to our international operations were as follows:

	December 31,
	2012	2011
	(In thousands)

Canada and Latin America	$131,974	$47,274
Europe, Africa and Middle East	43,286	51,050
Asia Pacific	205,424	221,040

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2012 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2012 was $1,151.2 million. The fair value of our senior subordinated notes at December 31, 2012 and 2011 was approximately $725.2 million and $561.4 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $705.2 million and $550.9 million as of December 31, 2012 and 2011, respectively. We believe the fair values of our variable rate Term Loan and the amounts outstanding under our revolving credit agreement approximate book value.

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

Letters of Credit, Guarantees and Bonds

At December 31, 2012, we were party to unused standby letters of credit, bank guarantees and surety bonds totaling $7.1 million, $5.3 million, and $1.7 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 22: Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income tax refunds received	$8,382	$8,432	$18,842
Income taxes paid	(34,854)	(18,759)	(30,556)
Interest paid, net of amount capitalized	(41,854)	(43,980)	(44,781)

Note 23: Quarterly Operating Results (Unaudited)

2012	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)

Number of days in quarter	92	91	91	92	366
Revenues	$439,600	$458,218	$465,234	$477,687	$1,840,739
Gross profit	132,799	144,648	138,813	150,337	566,597
Operating income (loss)	37,126	53,037	(13,269)	31,603	108,497
Income (loss) from continuing operations	19,739	39,705	(55,686)	39,478	43,236
Income from discontinued operations, net of tax	4,536	2,685	7,125	2,428	16,774
Gain on disposal of discontinued operations, net of tax	—	—	9,783	124,697	134,480
Net income (loss)	24,275	42,390	(38,778)	166,603	194,490

Basic income (loss) per share
Continuing operations	$0.43	$0.87	$(1.24)	$0.89	$0.96
Discontinued operations	0.10	0.06	0.15	0.06	0.37
Disposal of discontinued operations	—	—	0.22	2.82	2.98

Net income (loss)	$0.53	$0.93	$(0.87)	$3.77	$4.31

Diluted income (loss) per share
Continuing operations	$0.42	$0.86	$(1.24)	$0.88	$0.94
Discontinued operations	0.10	0.06	0.15	0.05	0.36
Disposal of discontinued operations	—	—	0.22	2.77	2.93

Net income (loss)	$0.52	$0.92	$(0.87)	$3.70	$4.23

2011	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)

Number of days in quarter	93	91	91	90	365
Revenues	$438,224	$510,832	$491,811	$441,320	$1,882,187
Gross profit	123,565	149,715	144,642	123,599	541,521
Operating income	37,141	53,393	46,127	28,545	165,206
Income from continuing operations	18,608	31,771	28,156	22,773	101,308
Income from discontinued operations, net of tax	3,282	2,954	3,047	3,754	13,037
Net income	21,890	34,725	31,203	26,527	114,345

Basic income per share
Continuing operations	$0.39	$0.67	$0.60	$0.49	$2.15
Discontinued operations	0.07	0.06	0.06	0.08	0.28

Net income	$0.46	$0.73	$0.66	$0.57	$2.43

Diluted income per share
Continuing operations	$0.38	$0.66	$0.59	$0.48	$2.11
Discontinued operations	0.07	0.06	0.06	0.08	0.27

Net income	$0.45	$0.72	$0.65	$0.56	$2.38

Included in the third quarter of 2012 are asset impairment charges, severance and other restructuring costs, and losses on the extinguishment of debt of $30.0 million, $17.4 million, and $50.6 million, respectively. Included in the fourth quarter of 2012 are asset impairment and loss on sale charges, severance costs and losses on the extinguishment of debt of $3.7 million, $0.5 million, and $1.9 million, respectively. Included in the fourth quarter of 2011 are asset impairment charges and severance costs of $2.5 million and $5.0 million, respectively.

Note 24: Subsequent Events

Subsequent to December 31, 2012, we settled a dispute with Cooper Industries regarding a tax sharing agreement. See Note 14 for further discussion.

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. As permitted, that evaluation excluded the business operations of Miranda Technologies Inc. and PPC Broadband, Inc., both of which were acquired in 2012. The acquired business operations excluded from our evaluation constituted $962.2 million of our total assets as of December 31, 2012 and $83.4 million of our revenues for the year ended December 31, 2012. The operations of the acquired businesses will be included in our 2013 evaluation. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Belden Inc.

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Miranda Technologies Inc. and PPC Broadband, Inc., which are included in the 2012 consolidated financial statements of Belden Inc. and constituted $962.2 million of total assets as of December 31, 2012, and $83.4 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Miranda Technologies Inc. and PPC Broadband, Inc.

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2012, of Belden Inc. and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 28, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Item I—Election of Nine Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance—Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents” and “Stockholder Proposals for the 2014 Annual Meeting,” as described in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to “Executive Compensation,” “Director Compensation,” “Corporate Governance—Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance—Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information on December 31, 2012” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Corporate Governance—Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to “Item II—Ratification of the Appointment of Ernst & Young as the Company’s Independent Registered Public Accounting Firm—Fees to Independent Registered Public Accountants for 2012 and 2011” and “Item II—Ratification of the Appointment of Ernst & Young as the Company’s Independent Registered Public Accounting Firm—Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
	(In thousands)
Accounts Receivable—
Allowance for Doubtful Accounts:
2012	$2,640	$2,852	$1,203	$(1,594)	$(935)	$(3)	$4,163
2011	2,720	2,036	653	(1,828)	(939)	(2)	2,640
2010	3,400	1,041	(146)	(1,356)	(145)	(74)	2,720

Inventories—
Obsolescence and Other Valuation Allowances:
2012	$17,735	$5,381	$5,597	$(3,679)	$(1,077)	$(3)	$23,954
2011	21,767	1,906	889	(5,671)	(1,148)	(8)	17,735
2010	17,523	3,566	1,924	700	(1,278)	(668)	21,767

Deferred Income Tax Asset—
Valuation Allowance:
2012	$23,663	$3,659	$(4,562)	$(736)	$(14,160)	$(366)	$7,498
2011	31,495	2,608	350	—	(10,587)	(203)	23,663
2010	32,453	2,044	—	(1,670)	(852)	(480)	31,495

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1; May 31, 2012 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.5	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.6	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.7	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4

10.3*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.4*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9

10.5*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2

10.6*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1

10.7*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16

10.8*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17

10.9*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18

10.10*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4

10.11*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.12*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.13*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.14*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.15*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.16*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.17*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.18*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1

10.19*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2

10.20*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36

10.21*	Amended and Restated Executive Employment Agreement with Denis Suggs, with First Amendment	February 27, 2009 Form 10-K, Exhibit 10.39; August 11, 2010 Form 10-Q, Exhibit 10.2

10.22*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.23*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.24*	Executive Employment Agreement with Nancy Wolfe	February 29, 2012 Form 10-K, Exhibit 10.34

10.25	Separation Agreement between Belden Inc. and Naresh Kumra	April 5, 2012 Form 8-K, Exhibit 10.1

10.26*	Form of Indemnification Agreement with each of the Directors and Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, John Norman, John Stroup, Denis Suggs and Nancy Wolfe	March 1, 2007 Form 10-K, Exhibit 10.39

10.27	Credit Agreement	April 25, 2011 Form 8-K, Exhibit 10.1

10.28	First Amendment to Credit Agreement	November 29, 2011 Form 8-K, Exhibit 10.1

10.29	Second Amendment to Credit Agreement	July 27, 2012 Form 8-K, Exhibit 10.1

10.30	Third Amendment to Credit Agreement	January 2, 2013 Form 8-K, Exhibit 10.1

10.31	Support Agreement among Belden Inc., Belden CDT (Canada) Inc. and Miranda Technologies Inc.	August 1, 2012 Form 8-K, Exhibit 10.1

10.32	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Wells Fargo Securities, LLC	August 17, 2012 Form 8-K, Exhibit 10.1

10.33	Stock Purchase Agreement by and among the Stockholders of each of PPC Broadband, Inc. and SKT International Holdings B.V., as Sellers, Belden Inc., as Buyer, and JM Representatives, LLC, as the Seller Representative	December 12, 2012 Form 8-K, Exhibit 2.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.34	Purchase and Sale Agreement by and among Belden Inc., Carlisle Interconnect Technologies, Inc. and Carlisle Companies Incorporated	December 21, 2012 Form 8-K, Exhibit 2.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	May 31, 2012 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan

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

BELDEN INC.

	By	/s/ JOHN S. STROUP
John S. Stroup
Date: February 28, 2013		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP	President, Chief Executive Officer and Director	February 28, 2013
John S. Stroup

/s/ HENK DERKSEN	Senior Vice President, Finance, and Chief Financial Officer	February 28, 2013
Henk Derksen

/s/ JOHN S. NORMAN	Vice President, Controller, and Chief Accounting Officer	February 28, 2013
John S. Norman

/s/ BRYAN C. CRESSEY*	Chairman of the Board and Director	February 28, 2013
Bryan C. Cressey

/s/ DAVID ALDRICH*	Director	February 28, 2013
David Aldrich

/s/ LANCE C. BALK*	Director	February 28, 2013
Lance C. Balk

/s/ JUDY L. BROWN*	Director	February 28, 2013
Judy L. Brown

/s/ GLENN KALNASY*	Director	February 28, 2013
Glenn Kalnasy

/s/ GEORGE MINNICH*	Director	February 28, 2013
George Minnich

/s/ DEAN YOOST*	Director	February 28, 2013
Dean Yoost

/s/ JOHN S. STROUP
* By John S. Stroup, Attorney-in-fact

Index to Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1; May 31, 2012 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.5	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.6	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.7	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4

10.3*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.4*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9

10.5*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2

10.6*	Form of Stock Option Grant	May 10, 2005 Form 10-Q, Exhibit 10.1

10.7*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.1; February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16

10.8*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17

10.9*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18

10.10*	Form of Stock Appreciation Rights Award	May 5, 2006 Form 10-Q, Exhibit 10.4

10.11*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.12*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.13*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.14*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.15*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.16*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.17*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.18*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1

10.19*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2

10.20*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36

10.21*	Amended and Restated Executive Employment Agreement with Denis Suggs, with First Amendment	February 27, 2009 Form 10-K, Exhibit 10.39; August 11, 2010 Form 10-Q, Exhibit 10.2

10.22*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.23*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.24*	Executive Employment Agreement with Nancy Wolfe	February 29, 2012 Form 10-K, Exhibit 10.34

10.25*	Separation Agreement between Belden Inc. and Naresh Kumra	April 5, 2012 Form 8-K, Exhibit 10.1

10.26*	Form of Indemnification Agreement with each of the Directors and Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, John Norman, John Stroup, Denis Suggs and Nancy Wolfe	March 1, 2007 Form 10-K, Exhibit 10.39

10.27	Credit Agreement	April 25, 2011 Form 8-K, Exhibit 10.1

10.28	First Amendment to Credit Agreement	November 29, 2011 Form 8-K, Exhibit 10.1

10.29	Second Amendment to Credit Agreement	July 27, 2012 Form 8-K, Exhibit 10.1

10.30	Third Amendment to Credit Agreement	January 2, 2013 Form 8-K, Exhibit 10.1

10.31	Support Agreement among Belden Inc., Belden CDT (Canada) Inc. and Miranda Technologies Inc.	August 1, 2012 Form 8-K, Exhibit 10.1

10.32	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Wells Fargo Securities, LLC	August 17, 2012 Form 8-K, Exhibit 10.1

10.33	Stock Purchase Agreement by and among the Stockholders of each of PPC Broadband, Inc. and SKT International Holdings B.V., as Sellers, Belden Inc., as Buyer, and JM Representatives, LLC, as the Seller Representative	December 12, 2012 Form 8-K, Exhibit 2.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.34	Purchase and Sale Agreement by and among Belden Inc., Carlisle Interconnect Technologies, Inc. and Carlisle Companies Incorporated	December 21, 2012 Form 8-K, Exhibit 2.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	May 31, 2012 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation