Form 10-Q
period 2013-03-31
BELDEN INC.
filed 2013-05-08
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

As of May 3, 2013, the Registrant had 44,030,333 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$469,406	$395,095
Receivables, net	301,400	300,864
Inventories, net	219,068	215,282
Deferred income taxes	17,903	19,885
Other current assets	23,013	28,456

Total current assets	1,030,790	959,582
Property, plant and equipment, less accumulated depreciation	302,767	307,048
Goodwill	778,989	778,708
Intangible assets, less accumulated amortization	417,390	428,273
Deferred income taxes	45,745	46,970
Other long-lived assets	72,298	64,002

	$2,647,979	$2,584,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,376	$183,672
Accrued liabilities	138,287	166,272
Current maturities of long-term debt	15,328	15,678
Current liabilities of discontinued operations	—	86,860

Total current liabilities	344,991	452,482
Long-term debt	1,317,997	1,135,527
Postretirement benefits	140,690	144,320
Other long-term liabilities	41,842	40,394
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	593,010	598,180
Retained earnings	481,750	461,756
Accumulated other comprehensive loss	(37,918)	(30,565)
Treasury stock	(234,886)	(218,014)

Total stockholders’ equity	802,459	811,860

	$2,647,979	$2,584,583

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands, except per share amounts)
Revenues	$507,473	$439,600
Cost of sales	(340,120)	(306,801)

Gross profit	167,353	132,799
Selling, general and administrative expenses	(91,982)	(81,522)
Research and development	(20,425)	(13,808)
Amortization of intangibles	(12,977)	(3,084)
Income from equity method investment	2,271	2,741

Operating income	44,240	37,126
Interest expense	(15,905)	(11,919)
Interest income	108	351

Income from continuing operations before taxes	28,443	25,558
Income tax expense	(6,198)	(5,819)

Income from continuing operations	22,245	19,739
Income from discontinued operations, net of tax	—	4,536

Net income	$22,245	$24,275

Weighted average number of common shares and equivalents:
Basic	44,420	45,912
Diluted	45,427	46,938

Basic income per share
Continuing operations	$0.50	$0.43
Discontinued operations	—	0.10

Net income	$0.50	$0.53

Diluted income per share
Continuing operations	$0.49	$0.42
Discontinued operations	—	0.10

Net income	$0.49	$0.52

Comprehensive income	$14,892	$34,901

Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$22,245	$24,275
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	22,546	12,157
Share-based compensation	3,419	2,977
Provision for inventory obsolescence	474	2,491
Pension funding less than pension expense	798	756
Income from equity method investment	(2,271)	(2,741)
Tax benefit related to share-based compensation	(4,227)	(4,119)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(9,785)	11,904
Inventories	(2,723)	(4)
Accounts payable	5,520	(5,634)
Accrued liabilities	(30,347)	(30,141)
Accrued taxes	(69,987)	5,105
Other assets	(5,606)	(215)
Other liabilities	(1,782)	(4,063)

Net cash provided by (used for) operating activities	(71,726)	12,748
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(9,475)	(587)
Capital expenditures	(6,437)	(7,557)
Proceeds from disposal of businesses	3,735	—
Proceeds from disposal of tangible assets	1,077	—

Net cash used for investing activities	(11,100)	(8,144)
Cash flows from financing activities:
Borrowings under credit arrangements	388,220	—
Payments under borrowing arrangements	(194,110)	(600)
Payments under share repurchase program	(31,250)	(25,000)
Debt issuance costs paid	(6,794)	—
Cash dividends paid	(76)	(2,409)
Proceeds from exercise of stock options, net of withholding tax	1,551	2,179
Tax benefit related to share-based compensation	4,227	4,119

Net cash provided by (used for) financing activities	161,768	(21,711)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,631)	4,408

Increase (decrease) in cash and cash equivalents	74,311	(12,699)
Cash and cash equivalents, beginning of period	395,095	382,716

Cash and cash equivalents, end of period	$469,406	$370,017

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional Paid-In Capital				Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Total
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2012	50,335	$503	$598,180	$461,756	(6,167)	$(218,014)	$28,516	$(59,081)	$811,860
Net income	—	—	—	22,245	—	—	—	—	22,245
Foreign currency translation	—	—	—	—	—	—	(8,526)	—	(8,526)
Amortization of pension and other postretirement benefit plan losses, net of $0.7 million tax	—	—	—	—	—	—	—	1,173	1,173
Exercise of stock options, net of tax withholding forfeitures	—	—	(9,115)	—	383	13,108	—	—	3,993
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(3,700)	—	81	1,270	—	—	(2,430)
Share repurchase program	—	—	—	—	(613)	(31,250)	—	—	(31,250)
Share-based compensation	—	—	7,645	—	—	—	—	—	7,645
Dividends ($0.05 per share)	—	—	—	(2,251)	—	—	—	—	(2,251)

Balance at March 31, 2013	50,335	$503	$593,010	$481,750	(6,316)	$(234,886)	$19,990	$(57,908)	$802,459

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

The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2012:

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2012 Annual Report on Form 10-K.

Business Description

Belden Inc. (the Company, Belden, we, us, or our) designs, manufactures, and markets signal transmission solutions for the broadcast, enterprise, and industrial markets. Our products are designed and manufactured to strict quality standards resulting in an industry leading reputation for worldwide reliability.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2013, the 90th day of our fiscal year 2013. Our fiscal second and third quarters each have 91 days. The three months ended April 1, 2012 included 92 days.

Reclassifications

We have made certain reclassifications to the 2012 Condensed Consolidated Financial Statements with no impact to reported net income in order to conform to the 2013 presentation, primarily related to discontinued operations of a disposed business.

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

As of and during the three months ended March 31, 2013 and April 1, 2012, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the year.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of March 31, 2013 was $195.4 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

Contingent Liabilities

We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. These lawsuits primarily involve claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a materially adverse effect on our financial position, results of operations or cash flow.

As of March 31, 2013, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.0 million, $4.5 million, and $1.7 million, respectively.

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

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business, and the results of operations of Thermax and Raydex in 2012 are reported in discontinued operations. Operating results from discontinued operations for the three months ended April 1, 2012 include $24.7 million of revenues and $6.8 million of income before taxes from Thermax and Raydex.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of March 31, 2013, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2013, we adopted new accounting guidance issued by the FASB with regard to the presentation and disclosure of changes in accumulated other comprehensive income (loss). The adoption of this guidance did not have a material impact on our financial statements.

Note 2: Acquisitions

Softel Limited

We acquired Softel Limited (Softel) for $9.1 million, net of cash acquired, on January 25, 2013. Softel is a key technology supplier to the media sector with a portfolio of technologies well aligned with industry trends and growing demand. Softel is located in the United Kingdom. The results of Softel have been included in our Consolidated Financial Statements from January 25, 2013, and are reported within the Broadcast segment. The Softel acquisition was not material to our financial position or results of operations reported as of and for the three months ended March 31, 2013.

PPC Broadband, Inc.

We acquired 100% of the outstanding shares of PPC Broadband, Inc. (PPC) in exchange for cash of $522.4 million on December 10, 2012. PPC is a leading manufacturer and developer of advanced connectivity technologies for the broadband market and expands our solution offerings in the broadband end-market. PPC is headquartered in Syracuse, New York. PPC’s strong brands and technology enhance our portfolio of broadband products. The results of PPC have been included in our Consolidated Financial Statements from December 10, 2012, and are reported within the Broadcast segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of December 10, 2012 (in thousands).

Cash	$6,874
Receivables	27,100
Inventories	45,370
Other current assets	468
Property, plant and equipment	28,020
Goodwill	276,987
Intangible assets	164,500
Other non-current assets	134

Total assets	$549,453

Accounts payable	$22,499
Accrued liabilities	3,916
Other long-term liabilities	646

Total liabilities	27,061

Net assets	$522,392

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

The fair value of acquired receivables is $27.1 million, with a gross contractual amount of $27.7 million. We do not expect to collect $0.6 million of the acquired receivables.

For purposes of the above allocation, we have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We based our estimate of the fair value for the acquired property, plant, and equipment on a preliminary valuation study performed by a third party valuation firm. We used various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets.

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. Our tax basis in the acquired goodwill is $277.0 million. The goodwill balance we recorded is deductible for tax purposes up to the amount of the tax basis. Intangible assets related to the PPC acquisition consisted of the following:

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$76,000	5.0
Customer relationships	55,000	20.0
Backlog	1,500	0.5

Total intangible assets subject to amortization	132,500

Intangible assets not subject to amortization:
Goodwill	276,987
In-process research and development	5,000
Trademarks	27,000

Total intangible assets not subject to amortization	308,987

Total intangible assets	$441,487

Weighted average amortization period		11.2

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

Miranda Technologies Inc.

We acquired Miranda Technologies Inc. (Miranda) for cash of $374.7 million in July 2012. The results of Miranda are reported within the Broadcast segment. There have been no changes to the purchase price allocation as compared to December 31, 2012. However, we remain in the process of finalizing our analysis of Miranda’s income tax assets and liabilities and ensuring our accounting policies are applied at Miranda. Therefore, the provisional measurement of goodwill, deferred income taxes, deferred revenue, and other assets and liabilities are subject to change.

Pro forma – PPC and Miranda

The following table illustrates the unaudited pro forma effect on operating results as if the Miranda and PPC acquisitions had been completed as of January 1, 2011.

Three Months Ended April 1, 2012
(In thousands, except per share data)
(Unaudited)
Revenues	$535,904
Income from continuing operations	23,107
Diluted income per share from continuing operations	$0.49

For purposes of the unaudited pro forma disclosures, the three months ended April 1, 2012 includes interest expense from the term loan borrowed to finance the acquisition of Miranda and from the borrowings under our senior secured credit facility to finance the acquisition of PPC.

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

Note 3: Operating Segments

In 2013, we re-organized the company around four global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT. Previously, we were organized around geographic regions. The re-organization was executed as a result of our transformation into a global provider of comprehensive signal transmission solutions. We believe the new solution oriented organization will allow us to better capitalize on market opportunities and meet customer demands. We have determined that each of the global business platforms represents a reportable segment. We have revised the prior period segment information to conform to the change in the composition of our reportable segments. The All Other segment represents the financial results of our cable operations that primarily conducted business in the consumer electronics end market, which we sold in December 2012.

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	All Other	Total Segments
	(In thousands)
As of and for the three months ended March 31, 2013
Revenues	$155,586	$116,627	$176,721	$58,539	$—	$507,473
Affiliate revenues	109	2,469	364	30	—	2,972
Operating income (loss)	(146)	8,835	24,449	9,517	—	42,655
Total assets	271,515	212,809	249,076	57,832	—	791,232
As of and for the three months ended April 1, 2012
Revenues	$70,057	$124,352	$169,633	$50,882	$24,676	$439,600
Affiliate revenues	159	1,649	299	39	—	2,146
Operating income (loss)	1,168	9,752	18,973	5,713	(542)	35,064
Total assets	97,469	220,581	238,346	53,157	72,194	681,747

Total segment assets do not include cash, goodwill and intangible assets, deferred tax assets, or corporate assets.

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Segment operating income	$42,655	$35,064
Income from equity method investment	2,271	2,741
Eliminations	(686)	(679)
Total operating income	44,240	37,126

Interest expense	(15,905)	(11,919)
Interest income	108	351

Income from continuing operations before taxes	$28,443	$25,558

Note 4: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Numerator:
Income from continuing operations	$22,245	$19,739
Income from discontinued operations, net of tax	—	4,536

Net income	$22,245	$24,275

Denominator:
Weighted average shares outstanding, basic	44,420	45,912
Effect of dilutive common stock equivalents	1,007	1,026

Weighted average shares outstanding, diluted	45,427	46,938

For the three months ended March 31, 2013 and April 1, 2012, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.7 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5: Inventories

The major classes of inventories were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials	$92,784	$92,072
Work-in-process	36,182	34,391
Finished goods	109,761	110,280
Perishable tooling and supplies	2,325	2,493

Gross inventories	241,052	239,236
Obsolescence and other reserves	(21,984)	(23,954)

Net inventories	$219,068	$215,282

Note 6: Long-Lived Assets

Disposals

During the three months ended March 31, 2013, we sold certain real estate of the Broadcast segment for $1.0 million, and recognized a $0.3 million loss on the sale.

Depreciation and Amortization Expense

We recognized depreciation expense in income from continuing operations of $9.6 million and $8.7 million in the three months ended March 31, 2013 and April 1, 2012, respectively.

We recognized amortization expense in income from continuing operations related to our intangible assets of $13.0 million and $3.1 million in the three months ended March 31, 2013 and April 1, 2012, respectively.

Note 7: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Senior secured credit facility :
Term Loan	$242,184	$247,714
Revolving credit component	—	198,270

Total senior secured credit facility	242,184	445,984
Senior subordinated notes:
5.5% Senior subordinated notes due 2022	700,000	700,000
5.5% Senior subordinated notes due 2023	385,920	—
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,091,141	705,221

Total debt and other borrowing arrangements	1,333,325	1,151,205
Less current maturities of Term Loan	(15,328)	(15,678)

Long-term debt	$1,317,997	$1,135,527

Senior Secured Facility

In 2012, we amended our senior secured credit facility (Senior Secured Facility) and borrowed a CAD$250.0 million term loan (the Term Loan). The Term Loan matures in 2017 and requires quarterly amortization payments. Interest on the Term Loan is variable, based upon the three-month Canadian money-market rate plus an applicable spread (4.25% at March 31, 2013).

The borrowing capacity under the revolving credit component of our Senior Secured Facility is $400.0 million, and it matures on April 25, 2016. Under the revolving credit component, we are permitted to borrow and re-pay funds in various currencies. Interest on outstanding borrowings is variable, based on either the three month LIBOR rate or the prime rate. As March 31, 2013, there were no borrowings outstanding under the revolving credit component, and we had $386.8 million in available borrowing capacity, as our borrowing capacity is also reduced by outstanding credit instruments of $13.2 million. We pay a commitment fee on our available borrowing capacity, which ranges from 0.25% to 0.50%, depending on our leverage ratio.

Borrowings under our Senior Secured Facility are secured by certain of our assets in the United States as well as the capital stock of certain of our subsidiaries. The Senior Secured Facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of March 31, 2013, we were in compliance with all of the covenants of the Senior Secured Facility.

Senior Subordinated Notes

In March 2013, we issued €300.0 million ($388.2 million) aggregate principal amount of 5.5% senior subordinated notes due 2023. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on April 15 and October 15 of each year, beginning October 15, 2013. We paid $6.8 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to repay amounts outstanding under the revolving credit component of our Senior Secured Facility, as discussed above, and for general corporate purposes.

As of March 31, 2013, we have $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 outstanding. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on March 1 and September 1 of each year.

As of March 31, 2013, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a coupon interest rate of 9.25%, and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility.

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes at March 31, 2013 was approximately $1,110 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,091 million as of March 31, 2013. We believe the fair value of our variable rate Term Loan approximates book value.

Note 8: Income Taxes

Income tax expense was $6.2 million for the three months ended March 31, 2013. The most significant factor in the difference between the effective tax rate of 21.8% and the amount determined by applying the applicable statutory United States tax rate of 35% for the three months ended March 31, 2013 is the tax rate differential associated with our foreign earnings.

Income tax expense for the three months ended March 31, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the U.S. In addition, for the three months ended March 31, 2013, we recorded $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit.

For the three months ended March 31, 2013, we made planned payments of two significant tax items. First, we paid $38.5 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012. There were no significant tax payments made for the three months ended April 1, 2012.

Note 9: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(In thousands)
Three Months Ended
Service cost	$1,687	$1,432	$34	$32
Interest cost	2,949	3,010	526	588
Expected return on plan assets	(3,406)	(3,165)	—	—
Amortization of prior service credit	(8)	(19)	(28)	(29)
Actuarial losses	1,668	1,492	278	262

Net periodic benefit cost	$2,890	$2,750	$810	$853

Note 10: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Net income	$22,245	$24,275
Foreign currency translation income (loss)	(8,526)	10,626
Amortization of pension and other postretirement benefit plan losses, net of $0.7 million tax	1,173	—

Total comprehensive income	$14,892	$34,901

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2012	$28,516	$(59,081)	$(30,565)
Other comprehensive income before reclassifications	(8,526)	—	(8,526)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,173	1,173

Net current period other comprehensive income	(8,526)	1,173	(7,353)

Balance at March 31, 2013	$19,990	$(57,908)	$(37,918)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income for the three months ended March 31, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,946	(1)
Amortization of prior service credit	(36)	(1)

Total before tax	1,910
Tax benefit	(737)

Net of tax	$1,173

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 9).

Note 11: Share Repurchases

In 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. In 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded by cash on hand and cash flows from operating activities.

For the three months ended March 31, 2013, we repurchased 0.6 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $31.3 million and an average price per share of $50.98. From inception of the program to March 31, 2013, we have repurchased 4.3 million shares of our common stock under the programs for an aggregate cost of $156.3 million and an average price of $36.17.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belden designs, manufactures, and markets signal transmission solutions for the broadcast, enterprise, and industrial markets. Our products are designed and manufactured to strict quality standards resulting in an industry leading reputation for worldwide reliability.

We consider revenue growth, operating margin, cash flows, return on invested capital, and working capital management metrics to be our key operating performance indicators.

Trends and Events

The following trends and events during 2013 have had varying effects on our financial condition, results of operations, and cash flows.

Change in Segments

In 2013, we re-organized the company around four global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT. The re-organization was executed as a result of our transformation into a global provider of comprehensive signal transmission solutions. We have determined that each of the global business platforms represents a reportable segment. We have revised the prior period segment information to conform to the change in the composition of our reportable segments.

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

Channel Inventory

Our operating results also can be affected by the levels of Belden products held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold our products in their inventory in order to meet the service and on-time delivery requirements of their customers. Generally, as our channel partners and customers change the level of Belden products owned and held in their inventory, it impacts our revenues. Comparisons of our results between periods can be impacted by changes in the levels of channel inventory. All references to the effect of channel inventory changes are estimates.

Acquisitions and Dispositions

We completed the acquisitions of Miranda Technologies Inc. (Miranda) in July 2012, PPC Broadband, Inc. (PPC) in December 2012, and Softel Limited (Softel) in January 2013. The results of Miranda, PPC, and Softel have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported within the Broadcast segment. We sold our cable operations that primarily conducted business in the consumer electronics end market on December 31, 2012.

Restructuring Activities

As a result of recently completed acquisitions, we plan to consolidate certain operating facilities during 2013. We expect to incur severance and other restructuring costs in 2013 of approximately $8 million as a result of the consolidation of facilities in New York. We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the three months ended March 31, 2013:

•	We did not change any of our existing critical accounting policies from those listed in our 2012 Annual Report on Form 10-K;
•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Continuing Operations

	Three Months Ended		%
	March 31, 2013	April 1, 2012	Change
	(In thousands, except percentages)
Revenues	$507,473	$439,600	15.4%
Gross profit	167,353	132,799	26.0%
Selling, general and administrative expenses	91,982	81,522	12.8%
Research and development	20,425	13,808	47.9%
Operating income	44,240	37,126	19.2%
Income from continuing operations before taxes	28,443	25,558	11.3%
Income from continuing operations	22,245	19,739	12.7%

Revenues increased in the three months ended March 31, 2013 from the comparable period of 2012 primarily due to acquisitions, which contributed $96.8 million of the increase.

The increase in revenues due to acquisitions was partially offset by the following decreases:

•	The disposal of our cable operations that primarily conducted business in the consumer electronics end market in 2012 resulted in $24.7 million of the decrease in revenues.
•

Decreases in unit sales volume, including changes in channel inventory, resulted in approximately a $3.5 million decrease in revenues. Decreases in volume were due in part to weak economic conditions, particularly in Europe, as well as weak non-residential construction spending. We believe these areas of weakness were partially mitigated by market share gains in industrial markets.

•	Unfavorable currency translation resulted in revenue decreases of approximately $0.9 million.

Gross profit increased in the three months ended March 31, 2013 from the comparable period of 2012 due to the increases in revenues as discussed above. Gross profit for the three months ended March 31, 2013 was negatively impacted by $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC in December 2012. Excluding the impact of the adjustment of inventory to fair value, our gross profit percentage increased from 30.2% for the three months ended April 1, 2012 to 34.3% for the three months ended March 31, 2013. This was due to improved product and end-market mix, improved productivity due to our Lean Enterprise initiatives, and the impact of our acquisitions.

Selling, general and administrative expenses increased in the three months ended March 31, 2013 from the comparable period of 2012 primarily due to the impact of our acquisitions completed in 2012. The year-over-year percentage increase in selling, general and administrative expenses were less than the percentage increases in revenues due to the benefits of the successful execution of our Lean Enterprise strategies and our previously completed restructuring actions.

The increase in research and development costs in the three months ended March 31, 2013 from the comparable period of 2012 was primarily due to increased investments in new product development and our recent technology intensive acquisitions.

Amortization of intangibles increased by $9.9 million in the three months ended March 31, 2013 from the comparable period of 2012 due to the impact of our acquisitions.

Operating income increased in the three months ended March 31, 2013 from the comparable period of 2012 due to the increases in revenues and gross profit as discussed above. Operating income for the three months ended March 31, 2013 included $6.6 million of cost of sales related to the adjustment of acquired inventory to fair value and $13.0 million of amortization of intangible assets. Operating income for the three months ended April 1, 2012 included $3.1 million of amortization of intangible assets. Excluding the adjustment of acquired inventory to fair value and amortization of intangible assets, our operating income percentage increased from 9.1% for the three months ended April 1, 2012 to 12.6% for the three months ended March 31, 2013. This was due to an improved business portfolio, improved end-market mix, improved productivity as a result of the successful execution of our Lean Enterprise strategies, and our previously completed restructuring activities.

Interest expense increased in the three months ended March 31, 2013 from the comparable period of 2012 due to our increase in total debt incurred to finance our recent acquisitions. While our total debt has increased, our effective interest rate on our outstanding borrowings decreased from 7.8% as of April 1, 2012 to 5.3% as of March 31, 2013 due to our refinancing activities in 2012. Interest expense for the three months ended March 31, 2013 also includes $1.5 million of interest expense associated with an uncertain tax position for a foreign tax audit.

Income from continuing operations before taxes increased in the three months March 31, 2013 from the comparable period of 2012 due to the increases in operating income discussed above, partially offset by the increase in interest expense.

Our effective tax rate for the three months ended March 31, 2013 was 21.8% compared to 22.8% for the three months ended April 1, 2012. Income tax expense for the three months ended March 31, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the U.S. In addition, for the three months ended March 31, 2013, we recorded $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit. For the three months ended April 1, 2012, we recorded a $1.0 million tax benefit due to the favorable settlement of a foreign tax audit.

Broadcast Solutions

	Three Months Ended		% Change
	March 31, 2013	April 1, 2012
	(In thousands, except percentages)
Revenues	$155,586	$70,057	122.1%
Operating income (loss)	(146)	1,168	-112.5%
as a percent of total revenues	-0.1%	1.7%

Broadcast revenues increased in the three months ended March 31, 2013 from the comparable period of 2012 primarily due to acquisitions, which contributed $96.8 million to the increase in revenues. The increase in revenues was partially offset by decreases in unit sales volume, including the impact of changes in channel inventory, of approximately $11.1 million. The decreases in volume were due in part to the favorable impact of the Olympics and the U.S. presidential election cycle in 2012. Volume decreases were also due in part to product rationalization decisions as a result of integrating acquired businesses. Unfavorable currency translation resulted in approximately a $0.2 million decrease in revenues.

Operating income decreased in the three months ended March 31, 2013 from the comparable period of 2012 primarily due to purchase accounting effects of our recent acquisitions and amortization of intangible assets. Operating loss for the three months ended March 31, 2013 included $6.6 million of expense related to the adjustment of acquired inventory to fair value and $11.8 million of amortization expense of intangible assets. Operating income for the three months ended April 1, 2012 included $1.0 million of amortization of intangible assets. Excluding the adjustment of acquired inventory to fair value and amortization of intangible assets, Broadcast operating income and operating income percentage for the three months ended March 31, 2013 were $18.2 million and 11.7%, respectively, compared to $2.2 million and 3.1%, respectively, in the prior year.

Enterprise Connectivity Solutions

	Three Months Ended		% Change
	March 31, 2013	April 1, 2012
	(In thousands, except percentages)
Revenues	$116,627	$124,352	-6.2%
Operating income	8,835	9,752	-9.4%
as a percent of total revenues	7.6%	7.8%

Enterprise Connectivity revenues decreased in the three months ended March 31, 2013 from the comparable period of 2012 due to a decrease in unit sales volume, including changes in channel inventory, of approximately $7.8 million. The decrease in unit sales volume was due in part to weak economic conditions, particularly in Europe, as well as weak non-residential construction spending.

Operating income decreased in the three months ended March 31, 2013 compared to the three months ended April 1, 2012 due to the decreases in revenues discussed above.

Industrial Connectivity Solutions

	Three Months Ended		% Change
	March 31, 2013	April 1, 2012
	(In thousands, except percentages)
Revenues	$176,721	$169,633	4.2%
Operating income	24,449	18,973	28.9%
as a percent of total revenues	13.8%	11.2%

Industrial Connectivity revenues increased in the three months ended March 31, 2013 from the comparable period of 2012 due to increases in unit sales volume, including changes in channel inventory, of approximately $8.1 million. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Unfavorable currency translation of approximately $1.0 million partially offset the increases in revenues.

Operating income increased in the three months ended March 31, 2013 from the comparable period of 2012 due to leveraging the increases in revenues discussed above. In addition, operating income benefited from improved productivity due to the execution of our Lean Enterprise strategies.

Industrial IT Solutions

	Three Months Ended		% Change
	March 31, 2013	April 1, 2012
	(In thousands, except percentages)
Revenues	$58,539	$50,882	15.0%
Operating income	9,517	5,713	66.6%
as a percent of total revenues	16.3%	11.2%

Industrial IT revenues increased in the three months ended March 31, 2013 from the comparable period of 2012 due to increases in unit sales volume, including changes in channel inventory, of approximately $7.3 million. Sales volume benefited from strong demand in the Asia Pacific region. We also believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Revenues also increased by approximately $0.3 million due to favorable currency translation.

Operating income increased in the three months ended March 31, 2013 compared to the three months ended April 1, 2012 due to leveraging the increases in revenue discussed above. We believe increases in market share had a favorable impact on operating income.

All Other

	Three Months Ended		% Change
	March 31, 2013	April 1, 2012
	(In thousands, except percentages)
Revenues	$—	$24,676	-100.0%
Operating income (loss)	—	(542)	-100.0%
as a percent of total revenues	n/a	-2.2%

All Other includes the results of our cable operations that primarily conducted business in the consumer electronics end market, which we sold in 2012.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business, and the results of operations of Thermax and Raydex in 2012 are reported in discontinued operations. Operating results from discontinued operations for the three months ended April 1, 2012 include $24.7 million of revenues and $6.8 million of income before taxes from Thermax and Raydex.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of March 31, 2013, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Net cash provided by (used for):
Operating activities	$(71,726)	$12,748
Investing activities	(11,100)	(8,144)
Financing activities	161,768	(21,711)
Effects of currency exchange rate changes on cash and cash equivalents	(4,631)	4,408

Increase (decrease) in cash and cash equivalents	74,311	(12,699)
Cash and cash equivalents, beginning of period	395,095	382,716

Cash and cash equivalents, end of period	$469,406	$370,017

Net cash used for operating activities totaled $71.7 million for the three months ended March 31, 2013 compared to a source of cash of $12.7 million for the three months ended April 1, 2012. The most significant factor impacting the increased cash used for operating activities was the change in operating assets and liabilities. For the three months ended March 31, 2013, changes in operating assets and liabilities were a use of cash of $114.7 million, as compared to a use of cash of $23.0 million for the comparable period of 2012.

The most significant use of cash for operating activities in 2013 related to taxes. Accrued taxes were a use of cash of $70.0 million for the three months ended March 31, 2013, compared to a source of cash of $5.1 million for the three months ended April 1, 2012. For the three months ended March 31, 2013, we made planned payments of two significant tax items. First, we paid $38.5 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012. There were no significant tax payments made for the three months ended April 1, 2012.

Net cash used for investing activities totaled $11.1 million for the three months ended March 31, 2013 compared to $8.1 million for the three months ended April 1, 2012. Investing activities for the three months ended March 31, 2013 included payments for acquisitions, net of cash acquired, of $9.5 million, capital expenditures of $6.4 million, the receipt of proceeds from previously disposed businesses of $3.7 million, and the receipt of $1.1 million of proceeds from the sale of tangible assets, primarily real estate in the Broadcast segment. Investing activities for the three months ended April 1, 2012 included capital expenditures of $7.6 million and a payment related to a previous acquisition of $0.6 million.

Net cash provided by financing activities for the three months ended March 31, 2013 totaled $161.8 million compared to cash used for financing activities of $21.7 million for the three months ended April 1, 2012. The most significant financing activities for the three months ended March 31, 2013 were the issuance of $388.2 million of 5.5% senior subordinated notes due 2023 and the subsequent repayment of $194.1 million of borrowings outstanding under the revolving credit component of our senior secured credit facility. Financing activities for the three months ended March 31, 2013 also included payments under our share repurchase program of $31.3 million and payments of debt issuance costs of $6.8 million. The most significant financing activity for the three months ended April 1, 2012 was payments under our share repurchase program of $25.0 million.

Our cash and cash equivalents balance was $469.4 million as of March 31, 2013. Of this amount, $281.3 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of March 31, 2013 consisted of $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019, $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $385.9 million aggregate principal of 5.5% senior subordinated notes due 2023, and $242.2 million of term loan borrowings due 2017. As of March 31, 2013, there were no outstanding borrowings under the revolving credit component of our senior secured credit facility, we were in compliance with all of the covenants of the facility, and we had $386.8 million in available borrowing capacity. Additional discussion regarding our various borrowing arrangements is included in Note 7 to the Condensed Consolidated Financial Statements.

Forward-Looking Statements

Statements in this report other than historical facts are “forward looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward looking statements are based on forecasts and projections about the markets and industries which we serve and about general economic conditions. They reflect management’s beliefs and expectations. They are not guarantees of future performance, and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Changes in the global economy may impact our results. Turbulence in financial markets may increase our borrowing costs. Additional factors that may cause actual results to differ from our expectations include: our reliance on key distributors in marketing products; our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); changes in the level of economic activity in our major geographic markets; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the competitiveness of the global broadcast, enterprise, and industrial markets; variability in our quarterly and annual effective tax rates; changes in accounting rules and interpretations of those rules which may affect our reported earnings; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; demand for our products; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, electronic components, and other materials; energy costs; our ability to achieve acquisition performance expectations and to integrate acquired businesses successfully; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; security risks and the potential for business interruption from operating in volatile countries; disruptions or failures of our (or our suppliers or customers) systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event that could cause delays in completing sales, providing services, or performing other mission-critical functions; and other factors.

For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of March 31, 2013.

	Principal Amount by Expected Maturity			Fair Value
	2013	Thereafter	Total
	(In thousands, except interest rates)
Variable-rate term loan	$15,328	$226,856	$242,184	$242,184
Average interest rate		4.25%
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$719,250
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$385,920	$385,920	$384,716
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,824
Average interest rate		9.75%

Total			$1,333,325	$1,351,974

Item 7A of our 2012 Annual Report on Form 10-K provides more information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2012.

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

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 100 of which were pending as of May 3, 2013, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through May 3, 2013, we have been dismissed, or reached agreement to be dismissed, in more than 500 similar cases without any going to trial, and with only a relatively small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

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

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through February 3, 2013	—	$—	—	$225,000,000
February 4, 2013 through March 3, 2013	—	—	—	225,000,000
March 4, 2013 through March 31, 2013	612,982	50.98	612,982	193,750,000

Total	612,982	$50.98	612,982	$193,750,000

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program will be funded by cash on hand and free cash flow. From inception of the program to March 31, 2013, we have repurchased 4.3 million shares of our common stock under the programs for an aggregate cost of $156.3 million and an average price of $36.17.

Item 6:	Exhibits

Exhibits

Exhibit 4.1	Supplemental Indenture, dated as of March 27, 2013, relating to 9.25% Senior Subordinated Notes due 2019

Exhibit 4.2	Supplemental Indenture, dated as of March 27, 2013, relating to 5.5% Senior Subordinated Notes due 2022

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: May 8, 2013	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: May 8, 2013	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: May 8, 2013	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller, and Chief Accounting Officer