Form 10-Q
period 2013-06-30
BELDEN INC.
filed 2013-08-08
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

As of August 2, 2013, the Registrant had 43,601,317 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$476,201	$395,095
Receivables, net	326,413	300,864
Inventories, net	209,691	215,282
Income tax receivable	20,382	—
Deferred income taxes	22,718	19,885
Other current assets	21,786	28,456

Total current assets	1,077,191	959,582
Property, plant and equipment, less accumulated depreciation	299,838	307,048
Goodwill	772,014	778,708
Intangible assets, less accumulated amortization	400,330	428,273
Deferred income taxes	40,098	46,970
Other long-lived assets	75,173	64,002

	$2,664,644	$2,584,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,531	$183,672
Accrued liabilities	162,275	166,272
Current maturities of long-term debt	23,810	15,678
Current liabilities of discontinued operations	—	86,860

Total current liabilities	376,616	452,482
Long-term debt	1,307,104	1,135,527
Postretirement benefits	139,573	144,320
Other long-term liabilities	46,039	40,394
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	587,029	598,180
Retained earnings	509,041	461,756
Accumulated other comprehensive loss	(43,460)	(30,565)
Treasury stock	(257,801)	(218,014)

Total stockholders’ equity	795,312	811,860

	$2,664,644	$2,584,583

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands, except per share data)
Revenues	$529,491	$458,218	$1,036,964	$897,818
Cost of sales	(350,295)	(313,570)	(690,415)	(620,371)

Gross profit	179,196	144,648	346,549	277,447
Selling, general and administrative expenses	(93,503)	(76,342)	(185,485)	(157,864)
Research and development	(20,931)	(14,814)	(41,356)	(28,622)
Amortization of intangibles	(13,105)	(2,415)	(26,082)	(5,499)
Income from equity method investment	2,256	1,960	4,527	4,701

Operating income	53,913	53,037	98,153	90,163
Interest expense	(18,345)	(12,499)	(34,250)	(24,418)
Interest income	149	211	257	562

Income from continuing operations before taxes	35,717	40,749	64,160	66,307
Income tax expense	(6,225)	(1,044)	(12,423)	(6,863)

Income from continuing operations	29,492	39,705	51,737	59,444
Income from discontinued operations, net of tax	—	2,685	—	7,221

Net income	$29,492	$42,390	$51,737	$66,665

Weighted average number of common shares and equivalents:
Basic	43,928	45,526	44,173	45,720
Diluted	44,790	46,305	45,107	46,623

Basic income per share:
Continuing operations	$0.67	$0.87	$1.17	$1.30
Discontinued operations	—	0.06	—	0.16

Net income	$0.67	$0.93	$1.17	$1.46

Diluted income per share:
Continuing operations	$0.66	$0.86	$1.15	$1.28
Discontinued operations	—	0.06	—	0.15

Net income	$0.66	$0.92	$1.15	$1.43

Comprehensive income	$23,950	$14,152	$38,842	$49,053

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$51,737	$66,665
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	47,787	23,659
Share-based compensation	7,366	6,339
Pension funding less than pension expense	1,723	883
Provision for inventory obsolescence	963	3,056
Deferred income tax benefit	(897)	(10,368)
Income from equity method investment	(4,527)	(4,701)
Tax benefit related to share-based compensation	(5,362)	(3,909)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(43,370)	(27,553)
Inventories	6,312	13,418
Accounts payable	5,500	(10,823)
Accrued liabilities	(1,854)	(23,754)
Accrued taxes	(85,769)	3,566
Other assets	232	(1,832)
Other liabilities	3,659	(4,084)

Net cash provided by (used for) operating activities	(16,500)	30,562
Cash flows from investing activities:
Capital expenditures	(20,266)	(21,753)
Cash used to acquire businesses, net of cash acquired	(9,979)	(587)
Proceeds from disposal of tangible assets	3,136	353
Proceeds from disposal of business	3,735	—

Net cash used for investing activities	(23,374)	(21,987)
Cash flows from financing activities:
Borrowings under credit arrangements	388,220	—
Payments under borrowing arrangements	(197,191)	(600)
Payments under share repurchase program	(62,500)	(50,000)
Debt issuance costs paid	(7,817)	—
Cash dividends paid	(2,310)	(4,712)
Proceeds (payments) from exercise of stock options, net of withholding tax payments	(1,186)	2,198
Proceeds from settlement of derivatives	—	2,733
Tax benefit related to share-based compensation	5,362	3,909

Net cash provided by (used for) financing activities	122,578	(46,472)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,598)	(7,541)

Increase (decrease) in cash and cash equivalents	81,106	(45,438)
Cash and cash equivalents, beginning of period	395,095	382,716

Cash and cash equivalents, end of period	$476,201	$337,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional Paid-In Capital				Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Total
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2012	50,335	$503	$598,180	$461,756	(6,167)	$(218,014)	$28,516	$(59,081)	$811,860
Net income	—	—	—	51,737	—	—	—	—	51,737
Foreign currency translation	—	—	—	—	—	—	(15,269)	—	(15,269)
Amortization of pension and other postretirement benefit plan losses, net of $1.5 million tax	—	—	—	—	—	—	—	2,374	2,374
Exercise of stock options, net of tax withholding	—	—	(16,867)	—	490	18,516	—	—	1,649
Conversion of restricted stock units into common stock, net of tax withholding	—	—	(7,012)	—	120	4,197	—	—	(2,815)
Share repurchase program	—	—	—	—	(1,197)	(62,500)	—	—	(62,500)
Share-based compensation	—	—	12,728	—	—	—	—	—	12,728
Dividends ($0.10 per share)	—	—	—	(4,452)	—	—	—	—	(4,452)

Balance at June 30, 2013	50,335	$503	$587,029	$509,041	(6,754)	$(257,801)	$13,247	$(56,707)	$795,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include Belden Inc. and all of its subsidiaries (the Company, Belden, us, we, or our). We eliminate all significant affiliate accounts and transactions in consolidation.

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2013, the 90th day of our fiscal year 2013. Our fiscal second quarter has 91 days and ended on June 30, 2013. Our fiscal third quarter has 91 days and will end on September 29, 2013. The six months ended June 30, 2013 and July 1, 2012 included 181 and 183 days, respectively.

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

As of and for the three and six months ended June 30, 2013 and July 1, 2012, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the year.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of June 30, 2013 was $260.5 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of June 30, 2013, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.0 million, $4.7 million, and $1.7 million, respectively.

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

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business, and the results of operations of Thermax and Raydex in 2012 are reported in discontinued operations. Operating results from discontinued operations for the three and six months ended July 1, 2012 include $25.8 million and $50.5 million, respectively, of revenues and $5.3 million and $12.1 million, respectively, of income before taxes from Thermax and Raydex.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of June 30, 2013, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

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

Note 2: Acquisitions

Softel Limited

We acquired Softel Limited (Softel) for $9.1 million, net of cash acquired, on January 25, 2013. Softel is a key technology supplier to the media sector with a portfolio of technologies well aligned with industry trends and growing demand. Softel is located in the United Kingdom. The results of Softel have been included in our Consolidated Financial Statements from January 25, 2013, and are reported within the Broadcast segment. The Softel acquisition was not material to our financial position or results of operations reported as of and for the three and six months ended June 30, 2013.

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

Cash	$6,874
Receivables	27,082
Inventories	45,370
Other current assets	468
Property, plant and equipment	28,020
Goodwill	277,005
Intangible assets	164,500
Other non-current assets	134

Total assets	$549,453

Accounts payable	$22,499
Accrued liabilities	3,916
Other long-term liabilities	646

Total liabilities	27,061

Net assets	$522,392

The above purchase price allocation has been determined provisionally, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available and we ensure our accounting policies are applied at PPC. The provisional measurement of receivables, inventories, property, plant, and equipment, goodwill, deferred income taxes, and other assets and liabilities are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

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

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$76,000	5.0
Customer relationships	55,000	20.0
Backlog	1,500	0.5

Total intangible assets subject to amortization	132,500

Intangible assets not subject to amortization:
Goodwill	277,005
In-process research and development	5,000
Trademarks	27,000

Total intangible assets not subject to amortization	309,005

Total intangible assets	$441,505

Weighted average amortization period		11.2

Trademarks have been determined by us to have indefinite lives and are not being amortized, based on our expectation that the trademarked products will generate cash flows for us for an indefinite period. We expect to maintain use of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely. In-process research and development assets are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Upon completion of the development process, we will make a determination of the useful life of the asset and begin amortizing it over that period. If the project is abandoned, we will write-off the asset at such time.

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

Miranda Technologies Inc.

We acquired Miranda Technologies Inc. (Miranda) for cash of $374.7 million in July 2012. The results of Miranda are reported within the Broadcast segment. There have been no significant changes to the provisional purchase price allocation as compared to December 31, 2012. As of June 30, 2013, we remain in the process of finalizing our analysis of Miranda’s income tax assets and liabilities and ensuring our accounting policies are applied at Miranda. Therefore, the provisional measurement of goodwill, deferred income taxes, deferred revenue, and other assets and liabilities are subject to change.

Pro forma – PPC and Miranda

The following table illustrates the unaudited pro forma effect on operating results as if the Miranda and PPC acquisitions had been completed as of January 1, 2011.

	Three Months Ended July 1, 2012	Six Months Ended July 1, 2012
	(In thousands, except per share data)
	(Unaudited)
Revenues	$560,487	$1,096,399
Income from continuing operations	42,274	65,384
Diluted income per share from continuing operations	$0.91	$1.40

For purposes of the unaudited pro forma disclosures, the three and six months ended July 1, 2012 include interest expense from the term loan borrowed to finance the acquisition of Miranda and from the borrowings under our senior secured credit facility to finance the acquisition of PPC.

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

We allocate corporate expenses to the segments for purposes of measuring segment operating income. Corporate expenses are allocated on the basis of each segment’s relative operating income prior to the allocation, adjusted for certain items including asset impairment, severance and other restructuring costs, purchase accounting effects related to acquisitions, accelerated depreciation, and amortization of intangible assets.

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	All Other	Total Segments
	(In thousands)
As of and for the three months ended June 30, 2013
Revenues	$166,551	$132,929	$171,892	$58,119	$—	$529,491
Affiliate revenues	526	2,539	415	30	—	3,510
Operating income	3,505	14,675	24,344	9,225	1,278	53,027
Total assets	271,441	229,636	241,075	60,439	—	802,591
As of and for the three months ended July 1, 2012
Revenues	$74,335	$129,475	$173,640	$56,231	$24,537	$458,218
Affiliate revenues	347	1,768	303	56	—	2,474
Operating income (loss)	2,467	14,284	26,725	9,782	(1,638)	51,620
Total assets	98,674	228,665	239,595	54,229	72,187	693,350
As of and for the six months ended June 30, 2013
Revenues	$322,137	$249,556	$348,613	$116,658	$—	$1,036,964
Affiliate revenues	636	5,008	779	60	—	6,483
Operating income	3,359	23,510	48,793	18,742	1,278	95,682
Total assets	271,441	229,636	241,075	60,439	—	802,591
As of and for the six months ended July 1, 2012
Revenues	$144,392	$253,827	$343,273	$107,113	$49,213	$897,818
Affiliate revenues	506	3,416	601	96	—	4,619
Operating income (loss)	3,635	24,036	45,698	15,495	(2,180)	86,684
Total assets	98,674	228,665	239,595	54,229	72,187	693,350

Total segment assets do not include cash, goodwill and intangible assets, deferred tax assets, or corporate assets.

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
		(In thousands)
Segment operating income	$53,027	$51,620	$95,682	$86,684
Income from equity method investment	2,256	1,960	4,527	4,701
Eliminations	(1,370)	(543)	(2,056)	(1,222)

Total operating income	53,913	53,037	98,153	90,163
Interest expense	(18,345)	(12,499)	(34,250)	(24,418)
Interest income	149	211	257	562

Income from continuing operations before taxes	$35,717	$40,749	$64,160	$66,307

Note 4: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Numerator:
Income from continuing operations	$29,492	$39,705	$51,737	$59,444
Income from discontinued operations, net of tax	—	2,685	—	7,221

Net income	$29,492	$42,390	$51,737	$66,665

Denominator:
Weighted average shares outstanding, basic	43,928	45,526	44,173	45,720
Effect of dilutive common stock equivalents	862	779	934	903

Weighted average shares outstanding, diluted	44,790	46,305	45,107	46,623

For both the three and six months ended June 30, 2013, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million, because to do so would have been anti-dilutive. For the three and six months ended July 1, 2012, diluted weighted average shares outstanding do not include outstanding equity awards of 1.3 million and 1.0 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5: Inventories

The major classes of inventories were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$81,070	$92,072
Work-in-process	35,375	34,391
Finished goods	112,488	110,280
Perishable tooling and supplies	2,349	2,493

Gross inventories	231,282	239,236
Obsolescence and other reserves	(21,591)	(23,954)

Net inventories	$209,691	$215,282

Note 6: Long-Lived Assets

Disposals

During the six months ended June 30, 2013, we sold certain real estate of the Broadcast segment for $1.0 million and recognized a $0.3 million loss on the sale. We also sold certain real estate of the Enterprise Connectivity segment for $2.1 million. There was no gain or loss on the sale.

In 2012, we sold our cable operations that primarily conducted business in the consumer electronics end market in China. For both the three and six months ended June 30, 2013, we recorded a $1.3 million gain on the sale due to a favorable resolution with the buyer of those assets regarding the closing date working capital.

Depreciation and Amortization Expense

We recognized depreciation expense in income from continuing operations of $12.1 million and $21.7 million in the three and six months ended June 30, 2013, respectively. Depreciation expense for both the three and six months ended June 30, 2013 included $2.7 million of accelerated depreciation as a result of our decision to consolidate manufacturing facilities as we integrate PPC. We recognized depreciation expense in income from continuing operations of $8.6 million and $17.3 million in the three and six months ended July 1, 2012, respectively.

We recognized amortization expense in income from continuing operations related to our intangible assets of $13.1 million and $26.1 million in the three and six months ended June 30, 2013, respectively. We recognized amortization expense in income from continuing operations related to our intangible assets of $2.4 million and $5.5 million in the three and six months ended July 1, 2012, respectively.

Note 7: Restructuring Activities

For the three and six months ended June 30, 2013, we recorded severance and other restructuring costs of $5.0 million and $5.8 million, respectively. The majority of these costs were recorded in our Broadcast segment, which recognized $3.5 million and $4.3 million of severance and other restructuring costs for the three and six months ended June 30, 2013, respectively. The other restructuring costs included relocation, equipment transfer, and other costs. The Broadcast segment also recorded $2.7 million of accelerated depreciation expense for both the three and six months ended June 30, 2013. These costs were incurred primarily as a result of facility consolidation in New York for recently acquired locations and other acquisition integration activities. The Industrial IT segment also recognized $1.3 million of severance expense for both the three and six months ended June 30, 2013.

Of the total severance and other restructuring costs recognized for the three months ended June 30, 2013, $3.1 million, $1.0 million, and $0.9 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively. Of the total severance and other restructuring costs recognized for the six months ended June 30, 2013, $3.2 million, $1.6 million, and $1.0 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively. We expect the majority of the costs related to these actions will be paid in 2013.

We expect to incur additional severance and other restructuring costs and accelerated depreciation expense in 2013 of approximately $11 million as a result of the Broadcast activities discussed above. We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Note 8: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Senior secured credit faciliy:
Term Loan	$232,147	$247,714
Revolving credit component	—	198,270

Total senior secured credit facility	232,147	445,984
Senior subordinated notes:
5.5% Senior subordinated notes due 2022	700,000	700,000
5.5% Senior subordinated notes due 2023	393,546	—
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,098,767	705,221

Total debt and other borrowing arrangements	1,330,914	1,151,205
Less current maturities of Term Loan	(23,810)	(15,678)

Long-term debt	$1,307,104	$1,135,527

Senior Secured Facility

In 2012, we amended our senior secured credit facility (Senior Secured Facility) and borrowed a CAD$250.0 million term loan (the Term Loan). The Term Loan matures in 2017 and requires quarterly amortization payments. Interest on the Term Loan is variable, based upon the three-month Canadian money-market rate plus an applicable spread (3.82% at June 30, 2013).

The borrowing capacity under the revolving credit component of our Senior Secured Facility is $400.0 million, and it matures on April 25, 2016. Under the revolving credit component, we are permitted to borrow and re-pay funds in various currencies. Interest on outstanding borrowings is variable, based on either the three month LIBOR rate or the prime rate. As of June 30, 2013, there were no borrowings outstanding under the revolving credit component, and we had $386.6 million in available borrowing capacity, as our borrowing capacity is also reduced by outstanding credit instruments of $13.4 million. We pay a commitment fee on our available borrowing capacity, which ranges from 0.25% to 0.50%, depending on our leverage ratio.

Borrowings under our Senior Secured Facility are secured by certain of our assets in the United States as well as the capital stock of certain of our subsidiaries. The Senior Secured Facility contains a leverage ratio covenant and a fixed charge coverage ratio covenant. As of June 30, 2013, we were in compliance with all of the covenants of the Senior Secured Facility.

Senior Subordinated Notes

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023. The carrying value of the notes as of June 30, 2013 is $393.5 million. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on April 15 and October 15 of each year, beginning October 15, 2013. We paid $7.8 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to repay amounts outstanding under the revolving credit component of our Senior Secured Facility and for general corporate purposes.

As of June 30, 2013, we have $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 outstanding. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on March 1 and September 1 of each year.

As of June 30, 2013, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a coupon interest rate of 9.25%, and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility.

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes at June 30, 2013 was approximately $1,077 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,099 million as of June 30, 2013. We believe the fair value of our variable rate Term Loan approximates book value.

Note 9: Derivatives and Hedging Activities

During 2012, we entered into foreign currency forward contracts that were formally designated and qualified as net investment hedges. We recognized a $2.5 million pre-tax gain in Accumulated Other Comprehensive Income for both the three and six months ended July 1, 2012 related to these hedges. We collected $2.7 million in proceeds upon the settlement of foreign currency forward contracts for the six months ended July 1, 2012. There were no outstanding derivatives as of December 31, 2012 or as of or for the three and six months ended June 30, 2013.

Note 10: Income Taxes

Income tax expense was $6.2 million and $12.4 million for the three and six months ended June 30, 2013, respectively. The most significant factor in the difference between the effective tax rate of 17.4% and 19.4% for the three and six months ended June 30, 2013, respectively, and the amount determined by applying the applicable statutory United States tax rate of 35% is the tax rate differential associated with our foreign earnings.

Income tax expense for the six months ended June 30, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the U.S. In addition, for the six months ended June 30, 2013, we recorded $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit. Income tax expense for the six months ended July 1, 2012 included a tax benefit of $10.4 million due to reductions in our deferred tax asset valuation allowance associated with net operating losses in certain foreign tax jurisdictions.

For the six months ended June 30, 2013, we made planned payments of two significant tax items. First, we paid $41.8 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012.

Note 11: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Three Months Ended
Service cost	$1,676	$1,432	$35	$30
Interest cost	2,914	3,037	557	545
Expected return on plan assets	(3,391)	(3,169)	—	—
Amortization of prior service credit	(8)	(19)	(28)	(29)
Actuarial losses	1,665	1,490	320	223

Net periodic benefit cost	$2,856	$2,771	$884	$769

Six Months Ended
Service cost	$3,364	$2,864	$68	$62
Interest cost	5,862	6,047	1,083	1,133
Expected return on plan assets	(6,797)	(6,333)	—	—
Amortization of prior service credit	(16)	(39)	(55)	(58)
Actuarial losses	3,333	2,982	598	485

Net periodic benefit cost	$5,746	$5,521	$1,694	$1,622

Note 12: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Net income	$29,492	$42,390	$51,737	$66,665
Foreign currency translation loss	(6,743)	(29,698)	(15,269)	(19,072)
Foreign currency hedging instruments, net of $0.0 million, $1.1 million, $0.0 million, and $1.1 million tax, respectively	—	1,460	—	1,460
Amortization of pension and other postretirement benefit plan losses,net of $0.8 million, $0.0 million, $1.5 million, and $0.0 million tax, respectively	1,201	—	2,374	—

Total comprehensive income	$23,950	$14,152	$38,842	$49,053

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2012	$28,516	$(59,081)	$(30,565)
Other comprehensive loss before reclassifications	(15,269)	—	(15,269)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,374	2,374

Net current period other comprehensive income (loss)	(15,269)	2,374	(12,895)

Balance at June 30, 2013	$13,247	$(56,707)	$(43,460)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$3,931	(1)
Amortization of prior service credit	(71)	(1)

Total before tax	3,860
Tax benefit	(1,486)

Net of tax	$2,374

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 11).

Note 13: Share Repurchases

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

For the three months ended June 30, 2013, we repurchased 0.6 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $31.3 million and an average price per share of $53.49. For the six months ended June 30, 2013, we repurchased 1.2 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $62.5 million and an average price per share of $52.21. From inception of the program to June 30, 2013, we have repurchased 4.9 million shares of our common stock under the programs for an aggregate cost of $187.5 million and an average price of $38.23.

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

Restructuring Activities

As a result of recently completed acquisitions, we are consolidating certain operating facilities. For the six months ended June 30, 2013, we recognized $5.8 million of severance and other restructuring costs, such as relocation and equipment transfer costs, and $2.7 million of accelerated depreciation expense, primarily as a result of facility consolidation in New York and other acquisition integration activities. We expect to incur additional severance and other restructuring costs and accelerated depreciation expense in 2013 of approximately $11 million as a result of these activities. We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the six months ended June 30, 2013:

•	We did not change any of our existing critical accounting policies from those listed in our 2012 Annual Report on Form 10-K;
•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Continuing Operations

	Three Months Ended		%	Six Months Ended		%
	June 30, 2013	July 1, 2012	Change	June 30, 2013	July 1, 2012	Change
	(In thousands, except percentages)
Revenues	$529,491	$458,218	15.6%	$1,036,964	$897,818	15.5%
Gross profit	179,196	144,648	23.9%	346,549	277,447	24.9%
Selling, general and administrative expenses	93,503	76,342	22.5%	185,485	157,864	17.5%
Research and development	20,931	14,814	41.3%	41,356	28,622	44.5%
Operating income	53,913	53,037	1.7%	98,153	90,163	8.9%
Income from continuing operations before taxes	35,717	40,749	-12.3%	64,160	66,307	-3.2%
Income from continuing operations	29,492	39,705	-25.7%	51,737	59,444	-13.0%

Revenues increased in the three and six months ended June 30, 2013 from the comparable periods of 2012 primarily due to acquisitions, which contributed $100.5 million and $197.3 million of the increases, respectively.

The increases in revenues due to acquisitions were partially offset by the following decreases:

•

The disposal of our cable operations that primarily conducted business in the consumer electronics end market in 2012 resulted in $24.5 million and $49.2 million of the decreases in revenues, respectively.

•	Decreases in sales prices due to lower copper costs resulted in estimated revenue decreases of approximately $4.0 million for both the three and six months ended June 30, 2013.
•

Decreases in unit sales volume, including changes in channel inventory, resulted in approximately $1.3 million and $4.7 million decreases in revenues, respectively. Decreases in volume were due in part to weak economic conditions, particularly in Europe, as well as weak non-residential construction spending. We believe these areas of weakness were partially mitigated by market share gains in industrial end markets and growth in emerging markets.

•

Unfavorable currency translation resulted in a revenue decrease of approximately $0.3 million for the six months ended June 30, 2013. For the three months ended June 30, 2013, currency translation was favorable and resulted in a revenue increase of approximately $0.6 million.

Gross profit increased in the three and six months ended June 30, 2013 from the comparable periods of 2012 due to the increases in revenues as discussed above. Gross profit for the three months ended June 30, 2013 was negatively impacted by $3.1 million of severance and other restructuring costs and $2.7 million of accelerated depreciation expense. Gross profit for the six months ended June 30, 2013 was negatively impacted by $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, $3.2 million of severance and other restructuring costs and $2.7 million of accelerated depreciation expense. The severance and other restructuring costs and accelerated depreciation expense primarily resulted from our decision to consolidate manufacturing facilities as we integrate PPC. Excluding the impact of these costs, our gross profit percentage increased from 31.6% and 30.9% for the three and six months ended July 1, 2012, respectively, to 34.9% and 34.6% for the three and six months ended June 30, 2013, respectively. This was due to improved product and end-market mix, improved productivity due to our Lean Enterprise initiatives, and the impact of our acquisitions of Miranda and PPC.

Selling, general and administrative expenses increased in the three and six months ended June 30, 2013 from the comparable periods of 2012 primarily due to the impact of our acquisitions completed in 2012.

The increases in research and development costs in the three and six months ended June 30, 2013 from the comparable periods of 2012 were primarily due to increased investments in new product development and our recent technology intensive acquisitions.

Amortization of intangibles increased by $10.7 million and $20.6 million in the three and six months ended June 30, 2013, respectively, from the comparable periods of 2012 due to the impact of our acquisitions completed in 2012.

Operating income increased in the three and six months ended June 30, 2013 from the comparable periods of 2012 due to the increases in revenues and gross profit as discussed above. Operating income for the three months ended June 30, 2013 included $13.1 million of amortization of intangible assets, $5.0 million of severance and other restructuring costs, and $2.7 million of accelerated depreciation expense. Operating income for the six months ended June 30, 2013 included $26.1 million of amortization of intangible assets, $6.6 million of cost of sales related to the adjustment of acquired inventory to fair value, $5.8 million of severance and other restructuring costs, and $2.7 million of accelerated depreciation expense. Operating income for the three and six months ended July 1, 2012 included $2.4 million and $5.5 million of amortization of intangible assets, respectively. Excluding these costs, our operating income percentage increased from 12.1% and 10.7% for the three and six months ended July 1, 2012, respectively, to 14.1% and 13.4% for the three and six months ended June 30, 2013, respectively. This was due to an improved business portfolio, improved end-market mix, improved productivity as a result of the successful execution of our Lean Enterprise strategies, and our previously completed restructuring activities.

Interest expense increased in the three and six months ended June 30, 2013 from the comparable periods of 2012 due to our increase in total debt incurred to finance our recent acquisitions. While our total debt has increased, our effective interest rate on our outstanding borrowings decreased from 7.8% as of July 1, 2012 to 5.2% as of June 30, 2013 due to our refinancing activities in 2012. Interest expense for the six months ended June 30, 2013 also includes $1.5 million of interest expense associated with an uncertain tax position for a foreign tax audit.

Income from continuing operations before taxes decreased in the three and six months June 30, 2013 from the comparable periods of 2012 due to the increases in interest expense discussed above, partially offset by the increases in operating income.

Our effective tax rate for the six months ended June 30, 2013 was 19.4%, compared to 10.4% for the six months ended July 1, 2012. Income tax expense for the six months ended June 30, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the U.S. In addition, for the six months ended June 30, 2013, we recorded $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit. For the six months ended July 1, 2012, we recorded tax benefits of $10.4 million due to reductions of our valuation allowance for certain deferred tax assets.

Broadcast Solutions

	Three Months Ended		%	Six Months Ended		%
	June 30, 2013	July 1, 2012	Change	June 30, 2013	July 1, 2012	Change
	(In thousands, except percentages)
Revenues	$166,551	$74,335	124.1%	$322,137	$144,392	123.1%
Operating income	3,505	2,467	42.1%	3,359	3,635	-7.6%
as a percent of total revenues	2.1%	3.3%		1.0%	2.5%

Broadcast revenues increased in the three and six months ended June 30, 2013 from the comparable periods of 2012 primarily due to acquisitions, which contributed $100.5 million and $197.3 million to the increases in revenues, respectively. Pricing changes related to non-copper commodity cost increases and other pricing changes resulted in increases in revenues of $0.7 million and $0.7 million, respectively. The increases in revenues were partially offset by decreases in unit sales volume, including the impact of changes in channel inventory, of approximately $7.8 million and $18.9 million, respectively. The decreases in volume were due in part to the favorable impact of the Olympics and the U.S. presidential election cycle in 2012. Decreases in sales prices due to lower copper costs resulted in estimated revenue decreases of approximately $1.0 million and $1.0 million, respectively. Unfavorable currency translation resulted in approximately $0.2 million and $0.4 million decreases in revenues, respectively.

Operating income increased in the three months ended June 30, 2013 from the comparable period of 2012 due to the increases in revenue discussed above. Operating income decreased in the six months ended June 30, 2013 from the comparable period of 2012. Operating income for the three months ended June 30, 2013 was negatively impacted by $11.9 million of amortization of intangibles, $3.5 million of severance and other restructuring costs, and $2.7 million of accelerated depreciation expense. Operating income for the six months ended June 30, 2013 was negatively impacted by $23.7 million of amortization of intangibles, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, $4.3 million of severance and other restructuring costs, and $2.7 million of accelerated depreciation expense. The severance and other restructuring costs and accelerated depreciation expense primarily resulted from our decision to consolidate manufacturing facilities as we integrate PPC. The three and six months ended July 1, 2012 included $1.0 million and $2.0 million of amortization of intangibles, respectively. Excluding the impact of these costs, Broadcast operating income percentage increased from 4.7% and 3.9% for the three and six months ended July 1, 2012, respectively, to 13.0% and 12.6% for the three and six months ended June 30, 2013, respectively. This was due to the impact of our acquisitions of Miranda and PPC, as well as the benefit of product mix.

Enterprise Connectivity Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2013	July 1, 2012		June 30, 2013	July 1, 2012
	(In thousands, except percentages)
Revenues	$132,929	$129,475	2.7%	$249,556	$253,827	-1.7%
Operating income	14,675	14,284	2.7%	23,510	24,036	-2.2%
as a percent of total revenues	11.0%	11.0%		9.4%	9.5%

Enterprise Connectivity revenues increased in the three months ended June 30, 2013 from the comparable period of 2012 due to an increase in unit sales volume of approximately $5.7 million. We believe sales volume was positively impacted by changes in channel inventory. Revenues also increased by $0.3 million due to favorable currency translation. These increases were partially offset by decreases in selling prices due to pricing changes and non-copper commodity cost decreases that resulted in lower revenues of approximately $1.5 million. In addition, lower copper costs resulted in an estimated revenue decrease of approximately $1.0 million.

Enterprise Connectivity revenues decreased in the six months ended June 30, 2013 from the comparable period of 2012 due to decreases in unit sales volume of approximately $2.2 million. The decrease in unit sales volume was due in part to weak economic conditions, particularly in Europe, as well as weak non-residential construction spending. Decreases in selling prices due to pricing changes and non-copper commodity cost decreases resulted in lower revenues of approximately $1.5 million. Lower copper costs resulted in an estimated revenue decrease of approximately $1.0 million. These revenue decreases were partially offset by favorable currency translation, which resulted in a revenue increase of approximately $0.3 million.

Operating income increased in the three months ended June 30, 2013 and decreased in the six months ended June 30, 2013 from the comparable periods of 2012 due to the changes in revenue discussed above. Operating income benefited from improved productivity due to our Lean Enterprise initiatives.

Industrial Connectivity Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2013	July 1, 2012		June 30, 2013	July 1, 2012
	(In thousands, except percentages)
Revenues	$171,892	$173,640	-1.0%	$348,613	$343,273	1.6%
Operating income	24,344	26,725	-8.9%	48,793	45,698	6.8%
as a percent of total revenues	14.2%	15.4%		14.0%	13.3%

Industrial Connectivity revenues decreased in the three months ended June 30, 2013 from the comparable period of 2012. Decreases in sales prices due to lower copper costs resulted in an estimated revenue decrease of $2.0 million. Unfavorable currency translation resulted in a decrease in revenue of approximately $0.2 million. These decreases in revenue were partially offset by an increase in revenue due to an increase in unit sales volume of $0.5 million. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System.

Industrial Connectivity revenues increased in the six months ended June 30, 2013 from the comparable period of 2012 due to increases in unit sales volume, including changes in channel inventory, of approximately $8.5 million. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Decreases in sales prices due to lower copper costs and unfavorable currency translation partially offset the increases in revenues by an estimated $2.0 million and $1.2 million, respectively.

Operating income decreased in the three months ended June 30, 2013 and increased in the six months ended June 30, 2013 from the comparable periods of 2012 due to the changes in revenue discussed above. Operating income benefited from improved productivity due to our Lean Enterprise initiatives.

Industrial IT Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2013	July 1, 2012		June 30, 2013	July 1, 2012
	(In thousands, except percentages)
Revenues	$58,119	$56,231	3.4%	$116,658	$107,113	8.9%
Operating income	9,225	9,782	-5.7%	18,742	15,495	21.0%
as a percent of total revenues	15.9%	17.4%		16.1%	14.5%

Industrial IT revenues increased in the three and six months ended June 30, 2013 from the comparable periods of 2012 due to increases in unit sales volume, including changes in channel inventory, of approximately $1.2 million and $8.5 million, respectively. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Revenues also increased by approximately $0.7 million and $1.0 million due to favorable currency translation.

Operating income decreased in the three months ended June 30, 2013 and increased in the six months ended June 30, 2013 from the comparable periods of 2012. Operating income in both the three and six months ended June 30, 2013 was negatively impacted by $1.3 million of severance expense. Excluding the severance expense, the Industrial IT operating income percentage increased from 17.4% and 14.5% for the three and six months ended July 1, 2012, respectively, to 18.2% and 17.2% for the three and six months ended June 30, 2013, respectively. The increases in operating income percentage were due to leveraging the increases in revenue discussed above. In addition, we believe increases in market share had a favorable impact on operating income.

All Other

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30, 2013	July 1, 2012		June 30, 2013	July 1, 2012
	(In thousands, except percentages)
Revenues	$—	$24,537	-100.0%	$—	$49,213	-100.0%
Operating income (loss)	1,278	(1,638)	178.0%	1,278	(2,180)	158.6%
as a percent of total revenues	n/a	-6.7%		n/a	-4.4%

All Other includes the results of our cable operations that primarily conducted business in the consumer electronics end market in China, which we sold in 2012. For the three and six months ended June 30, 2013, we recorded $1.3 million of operating income due to a favorable resolution with the buyer of those assets regarding the closing date working capital.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business, and the results of operations of Thermax and Raydex in 2012 are reported in discontinued operations. Operating results from discontinued operations for the three and six months ended July 1, 2012 include $25.8 million and $50.5 million, respectively, of revenues and $5.3 million and $12.1 million, respectively, of income before taxes from Thermax and Raydex.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of June 30, 2013, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash from operating activities, (2) disposals of businesses and tangible assets, (3) exercises of stock options, (4) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (5) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2013 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we would require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	June 30, 2013	July 1, 2012
	(In thousands)
Net cash provided by (used for):
Operating activities	$(16,500)	$30,562
Investing activities	(23,374)	(21,987)
Financing activities	122,578	(46,472)
Effects of currency exchange rate changes on cash and cash equivalents	(1,598)	(7,541)

Increase (decrease) in cash and cash equivalents	81,106	(45,438)
Cash and cash equivalents, beginning of period	395,095	382,716

Cash and cash equivalents, end of period	$476,201	$337,278

Net cash used for operating activities totaled $16.5 million for the six months ended June 30, 2013 compared to a source of cash of $30.6 million for the six months ended July 1, 2012. The most significant factor impacting the increased cash used for operating activities was the change in operating assets and liabilities. For the six months ended June 30, 2013, changes in operating assets and liabilities were a use of cash of $115.3 million, compared to $51.1 million for the comparable period of 2012.

The most significant use of cash for operating activities in 2013 related to taxes. Accrued taxes were a use of cash of $85.8 million for the six months ended June 30, 2013, compared to a source of cash of $3.6 million for the six months ended July 1, 2012. For the six months ended June 30, 2013, we made planned payments of two significant tax items. First, we paid $41.8 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012.

Net cash used for investing activities totaled $23.4 million for the six months ended June 30, 2013 compared to $22.0 million for the six months ended July 1, 2012. Investing activities for the six months ended June 30, 2013 included capital expenditures of $20.3 million, payments for acquisitions, net of cash acquired, of $10.0 million, the receipt of proceeds from previously disposed businesses of $3.7 million, and the receipt of $3.1 million of proceeds from the sale of tangible assets, primarily real estate in the Broadcast and Enterprise Connectivity segments. Investing activities for the six months ended July 1, 2012 included capital expenditures of $21.8 million and a payment related to a previous acquisition of $0.6 million.

Net cash provided by financing activities for the six months ended June 30, 2013 totaled $122.6 million compared to cash used for financing activities of $46.5 million for the six months ended July 1, 2012. The most significant financing activities for the six months ended June 30, 2013 were the issuance of $388.2 million of 5.5% senior subordinated notes due 2023 and the subsequent repayment of $194.1 million of borrowings outstanding under the revolving credit component of our senior secured credit facility. Financing activities for the six months ended June 30, 2013 also included payments under our share repurchase program of $62.5 million, payments of debt issuance costs of $7.8 million, and a repayment under our Term Loan of $3.1 million. The most significant financing activity for the six months ended July 1, 2012 was payments under our share repurchase program of $50.0 million.

Our cash and cash equivalents balance was $476.2 million as of June 30, 2013. Of this amount, $295.8 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

As of June 30, 2013, there were no outstanding borrowings under the revolving credit component of our senior secured credit facility, we were in compliance with all of the covenants of the facility, and we had $386.6 million in available borrowing capacity. Our total liquidity, consisting of our cash and available borrowing capacity, is limited by the leverage ratio covenant of the facility, which is based on debt net of cash.

Our outstanding debt obligations as of June 30, 2013 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $393.5 million aggregate principal of 5.5% senior subordinated notes due 2023, $232.1 million of term loan borrowings due 2017, and $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of June 30, 2013.

	Principal Amount by Expected Maturity			Fair Value
	2013	Thereafter	Total
	(In thousands, except interest rates)
Variable-rate term loan	$11,905	$220,242	$232,147	$232,147
Average interest rate		3.82%
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$687,316
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$393,546	$393,546	$383,720
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,766
Average interest rate		9.75%

Total			$1,330,914	$1,308,949

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

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 98 of which were pending as of July 25, 2013, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through July 25, 2013, we have been dismissed, or reached agreement to be dismissed, in more than 500 similar cases without any going to trial, and with only a relatively small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

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

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through May 5, 2013	—	$—	—	$193,750,000
May 6, 2013 through June 2, 2013	—	—	—	193,750,000
June 3, 2013 through June 30, 2013	584,198	53.49	584,198	162,500,000

Total	584,198	$53.49	584,198	$162,500,000

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program will be funded by cash on hand and free cash flow. From inception of the program to June 30, 2013, we have repurchased 4.9 million shares of our common stock under the programs for an aggregate cost of $187.5 million and an average price of $38.23.

Item 6:	Exhibits

Exhibits

Exhibit 10.1	Executive Employment Agreement with Glenn Pennycook

Exhibit 10.2	Executive Employment Agreement with Dhrupad Trivedi

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: August 8, 2013	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: August 8, 2013	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: August 8, 2013	By:	/s/ John S. Norman
John S. Norman
Vice President, Controller, and Chief Accounting Officer