Form 10-Q
period 2013-09-29
BELDEN INC.
filed 2013-11-06
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

As of November 1, 2013, the Registrant had 43,453,757 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$503,837	$395,095
Receivables, net	326,597	300,864
Inventories, net	211,827	215,282
Income tax receivable	30,193	—
Deferred income taxes	21,545	19,885
Other current assets	20,435	28,456

Total current assets	1,114,434	959,582
Property, plant and equipment, less accumulated depreciation	301,290	307,048
Goodwill	778,640	778,708
Intangible assets, less accumulated amortization	392,146	428,273
Deferred income taxes	32,624	46,970
Other long-lived assets	80,276	64,002

	$2,699,410	$2,584,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,715	$183,672
Accrued liabilities	174,013	166,272
Current maturities of long-term debt	21,260	15,678
Current liabilities of discontinued operations	—	86,860

Total current liabilities	389,988	452,482
Long-term debt	1,322,524	1,135,527
Postretirement benefits	141,139	144,320
Other long-term liabilities	41,241	40,394
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	582,878	598,180
Retained earnings	535,898	461,756
Accumulated other comprehensive loss	(37,752)	(30,565)
Treasury stock	(277,009)	(218,014)

Total stockholders’ equity	804,518	811,860

	$2,699,410	$2,584,583

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands, except per share data)
Revenues	$522,478	$465,234	$1,559,442	$1,363,052
Cost of sales	(339,637)	(326,421)	(1,030,052)	(946,792)

Gross profit	182,841	138,813	529,390	416,260
Selling, general and administrative expenses	(96,197)	(98,273)	(281,682)	(256,137)
Research and development	(21,141)	(18,812)	(62,497)	(47,434)
Amortization of intangibles	(12,326)	(7,646)	(38,408)	(13,145)
Income from equity method investment	758	2,553	5,285	7,254
Asset impairment	—	(29,904)	—	(29,904)

Operating income (loss)	53,935	(13,269)	152,088	76,894
Interest expense	(19,259)	(13,890)	(53,509)	(38,308)
Interest income	92	171	349	733
Loss on debt extinguishment	—	(50,585)	—	(50,585)

Income (loss) from continuing operations before taxes	34,768	(77,573)	98,928	(11,266)
Income tax benefit (expense)	(5,700)	21,887	(18,123)	15,024

Income (loss) from continuing operations	29,068	(55,686)	80,805	3,758
Gain on disposal of discontinued operations, net of tax	—	9,783	—	9,783
Income from discontinued operations, net of tax	—	7,125	—	14,346

Net income (loss)	$29,068	$(38,778)	$80,805	$27,887

Weighted average number of common shares and equivalents:
Basic	43,694	44,787	44,013	45,410
Diluted	44,537	44,787	44,916	46,249
Basic income (loss) per share:
Continuing operations	$0.67	$(1.24)	$1.84	$0.08
Disposal of discontinued operations	—	0.22	—	0.21
Discontinued operations	—	0.15	—	0.32

Net income (loss)	$0.67	$(0.87)	$1.84	$0.61

Diluted income (loss) per share:
Continuing operations	$0.65	$(1.24)	$1.80	$0.08
Disposal of discontinued operations	—	0.22	—	0.21
Discontinued operations	—	0.15	—	0.31

Net income (loss)	$0.65	$(0.87)	$1.80	$0.60

Comprehensive income (loss)	$34,776	$(24,687)	$73,618	$24,366

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$80,805	$27,887
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	71,863	40,541
Share-based compensation	11,126	9,373
Provision for inventory obsolescence	2,541	3,341
Pension funding less than pension expense	2,876	730
Loss on debt extinguishment	—	50,585
Asset impairment	—	29,998
Gain from disposal of discontinued operations	—	(9,783)
Deferred income tax benefit	(1,984)	(11,284)
Income from equity method investment	(5,285)	(7,254)
Tax benefit related to share-based compensation	(10,581)	(3,947)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(40,214)	(8,855)
Inventories	1,172	11,701
Accounts payable	7,812	(7,197)
Accrued liabilities	9,875	870
Accrued taxes	(84,189)	(20,866)
Other assets	2,565	(6,549)
Other liabilities	2,421	(5,956)

Net cash provided by operating activities	50,803	93,335
Cash flows from investing activities:
Capital expenditures	(31,405)	(31,788)
Cash used to acquire businesses, net of cash acquired	(9,979)	(341,942)
Proceeds from disposal of tangible assets	3,155	1,236
Proceeds from disposal of business	3,735	—

Net cash used for investing activities	(34,494)	(372,494)
Cash flows from financing activities:
Borrowings under credit arrangements	388,220	945,250
Payments under borrowing arrangements	(200,220)	(575,784)
Payments under share repurchase program	(93,750)	(75,000)
Debt issuance costs paid	(7,817)	(15,116)
Cash dividends paid	(4,488)	(6,990)
Proceeds from exercise of stock options, net of withholding tax payments	(2,274)	2,372
Proceeds from settlement of derivatives	—	4,024
Tax benefit related to share-based compensation	10,581	3,947

Net cash provided by financing activities	90,252	282,703
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,181	(621)

Increase in cash and cash equivalents	108,742	2,923
Cash and cash equivalents, beginning of period	395,095	382,716

Cash and cash equivalents, end of period	$503,837	$385,639

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

NINE MONTHS ENDED SEPTEMBER 29, 2013

(Unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
			Additional Paid-In Capital				Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Total
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2012	50,335	$503	$598,180	$461,756	(6,167)	$(218,014)	$28,516	$(59,081)	$811,860
Net income	—	—	—	80,805	—	—	—	—	80,805
Foreign currency translation	—	—	—	—	—	—	(10,733)	—	(10,733)
Amortization of pension and other postretirement benefit plan losses, net of $2.2 million tax	—	—	—	—	—	—	—	3,546	3,546
Exercise of stock options, net of tax withholding	—	—	(29,997)	—	865	30,558	—	—	561
Conversion of restricted stock units into common stock, net of tax withholding	—	—	(7,012)	—	120	4,197	—	—	(2,815)
Share repurchase program	—	—	—	—	(1,712)	(93,750)	—	—	(93,750)
Share-based compensation	—	—	21,707	—	—	—	—	—	21,707
Dividends ($0.15 per share)	—	—	—	(6,663)	—	—	—	—	(6,663)

Balance at September 29, 2013	50,335	$503	$582,878	$535,898	(6,894)	$(277,009)	$17,783	$(55,535)	$804,518

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2013, the 90th day of our fiscal year 2013. Our fiscal second quarter has 91 days and ended on June 30, 2013. Our fiscal third quarter has 91 days and ended on September 29, 2013. The nine months ended September 29, 2013 and September 30, 2012 included 272 and 274 days, respectively.

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

As of and for the three and nine months ended September 29, 2013 and September 30, 2012, we utilized Level 1 inputs to determine the fair value of cash equivalents. As of and for the three and nine months ended September 30, 2012, we utilized level 2 inputs to determine the fair value of certain long-lived assets (see Note 6). For the three and nine months ended September 30, 2012, we utilized Level 2 inputs to determine the fair value of derivatives and hedging instruments (see Note 9). We did not have any transfers between Level 1 and Level 2 fair value measurements during the year.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of September 29, 2013 was $70.4 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of September 29, 2013, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.0 million, $4.9 million, and $1.7 million, respectively.

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

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business, and the results of operations of Thermax and Raydex in 2012 are reported in discontinued operations. Operating results from discontinued operations for the three and nine months ended September 30, 2012 include revenues of $25.1 million and $75.6 million, respectively, and income of $5.7 million ($4.5 million net of tax) and $17.8 million ($11.7 million net of tax), respectively, from Thermax and Raydex.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. Based on the status of the negotiations at the time, we reduced the carrying value of the escrow receivable and recognized a loss of $7.0 million ($4.3 million net of tax) for both the three and nine months ended September 30, 2012, which is included in our gain from disposal of discontinued operations. As of September 29, 2013, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a liability for uncertain tax positions. The statute of limitations associated with the tax positions expired during our fiscal third quarter of 2012. Therefore, we reversed the uncertain tax position liability and the associated accrued interest and penalties. For both the three and nine months ended September 30, 2012, we recognized a net gain of $14.1 million due to the reversal of the uncertain tax position liability, which is included in our gain from disposal of discontinued operations. For both the three and nine months ended September 30, 2012, we recognized a gain of $4.0 million ($2.6 million net of tax) due to the reversal of the accrued interest and penalties, which is included in our income from discontinued operations.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 14.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2013, we adopted new accounting guidance issued by the FASB with regard to the presentation and disclosure of changes in accumulated other comprehensive income (loss). The adoption of this guidance did not have a material impact on our financial statements.

Pending Adoption of Recent Accounting Pronouncements

In July 2013, the FASB issued guidance which requires the presentation of unrecognized tax benefits net of deferred tax assets for net operating loss carryforwards, similar tax losses, or tax credit carryforwards in cases where these carryforwards and losses are available at the balance sheet date. When carryforwards or losses are not available at the balance sheet date, an entity must present the liability separately, rather than on a net basis with deferred tax assets. The new guidance is effective for annual and interim periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Note 2: Acquisitions

Softel Limited

We acquired Softel Limited (Softel) for $9.1 million, net of cash acquired, on January 25, 2013. Softel is a key technology supplier to the media sector with a portfolio of technologies well aligned with industry trends and growing demand. Softel is located in the United Kingdom. The results of Softel have been included in our Consolidated Financial Statements from January 25, 2013, and are reported within the Broadcast segment. The Softel acquisition was not material to our financial position or results of operations reported as of and for the three and nine months ended September 29, 2013.

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

Cash	$6,874
Receivables	27,007
Inventories	45,415
Other current assets	468
Property, plant and equipment	27,760
Goodwill	277,295
Intangible assets	164,500
Other non-current assets	134

Total assets	$549,453

Accounts payable	$22,499
Accrued liabilities	3,916
Other long-term liabilities	646

Total liabilities	27,061

Net assets	$522,392

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

The fair value of acquired receivables is $27.0 million, with a gross contractual amount of $27.7 million. We do not expect to collect $0.7 million of the acquired receivables.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. Our tax basis in the acquired goodwill is $277.3 million. The goodwill balance we recorded is deductible for tax purposes up to the amount of the tax basis. Intangible assets related to the PPC acquisition consisted of the following:

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$76,000	5.0
Customer relationships	55,000	20.0
Backlog	1,500	0.5

Total intangible assets subject to amortization	132,500

Intangible assets not subject to amortization:
Goodwill	277,295
In-process research and development	5,000
Trademarks	27,000

Total intangible assets not subject to amortization	309,295

Total intangible assets	$441,795

Weighted average amortization period		11.2

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

Miranda Technologies Inc.

We acquired Miranda Technologies Inc. (Miranda) for cash of $374.7 million in July 2012. The results of Miranda are reported within the Broadcast segment. The purchase price allocation was finalized with no significant changes as compared to December 31, 2012.

Pro forma – PPC and Miranda

The following table illustrates the unaudited pro forma effect on operating results as if the Miranda and PPC acquisitions had been completed as of January 1, 2011.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands, except per share data)
	(Unaudited)
Revenues	$538,149	$1,634,729
Income (loss) from continuing operations	(42,290)	12,017
Diluted income (loss) per share from continuing operations	$(0.94)	$0.26

For purposes of the unaudited pro forma disclosures, the three and nine months ended September 30, 2012 include interest expense from the term loan borrowed to finance the acquisition of Miranda and from the borrowings under our senior secured credit facility to finance the acquisition of PPC.

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

Note 3: Operating Segments

In 2013, we re-organized the Company around four global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT. Previously, we were organized around geographic regions. The re-organization was executed as a result of our transformation into a global provider of comprehensive signal transmission solutions. We believe the new organization will allow us to better capitalize on market opportunities and meet customer demands. We have determined that each of the global business platforms represents a reportable segment. We have revised the prior period segment information to conform to the change in the composition of our reportable segments. The All Other segment represents the financial results of our cable operations that primarily conducted business in the consumer electronics end market, which we sold in December 2012.

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	All Other	Total Segments
	(In thousands)
As of and for the three months ended September 29, 2013
Revenues	$176,062	$123,406	$167,008	$56,002	$—	$522,478
Affiliate revenues	118	1,930	475	228	—	2,751
Operating income	7,541	13,984	22,926	9,193	—	53,644
Total assets	293,260	222,800	237,366	57,172	—	810,598
As of and for the three months ended September 30, 2012
Revenues	$96,549	$128,715	$159,342	$56,309	$24,319	$465,234
Affiliate revenues	128	1,953	310	153	—	2,544
Operating income (loss)	(11,334)	8,311	7,017	8,446	(27,659)	(15,219)
Total assets	182,470	236,213	236,840	58,530	52,829	766,882
As of and for the nine months ended September 29, 2013
Revenues	$498,199	$372,962	$515,621	$172,660	$—	$1,559,442
Affiliate revenues	754	6,938	1,254	288	—	9,234
Operating income	10,900	37,494	71,719	27,935	1,278	149,326
Total assets	293,260	222,800	237,366	57,172	—	810,598
As of and for the nine months ended September 30, 2012
Revenues	$240,941	$382,542	$502,615	$163,422	$73,532	$1,363,052
Affiliate revenues	634	5,370	911	249	—	7,164
Operating income (loss)	(7,699)	32,347	52,715	23,941	(29,839)	71,465
Total assets	182,470	236,213	236,840	58,530	52,829	766,882

Total segment assets do not include cash, goodwill and intangible assets, deferred tax assets, or corporate assets.

The following table is a reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) from continuing operations before taxes.

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Segment operating income (loss)	$53,644	$(15,219)	$149,326	$71,465
Income from equity method investment	758	2,553	5,285	7,254
Eliminations	(467)	(603)	(2,523)	(1,825)

Total operating income (loss)	53,935	(13,269)	152,088	76,894
Interest expense	(19,259)	(13,890)	(53,509)	(38,308)
Interest income	92	171	349	733
Loss on debt extinguishment	—	(50,585)	—	(50,585)

Income (loss) from continuing operations before taxes	$34,768	$(77,573)	$98,928	$(11,266)

Note 4: Income per Share

The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Numerator:
Income (loss) from continuing operations	$29,068	$(55,686)	$80,805	$3,758
Gain from disposal of discontinued operations, net of tax	—	9,783	—	9,783
Income from discontinued operations, net of tax	—	7,125	—	14,346

Net income (loss)	$29,068	$(38,778)	$80,805	$27,887

Denominator:
Weighted average shares outstanding, basic	43,694	44,787	44,013	45,410
Effect of dilutive common stock equivalents	843	—	903	839

Weighted average shares outstanding, diluted	44,537	44,787	44,916	46,249

For both the three and nine months ended September 29, 2013, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million, because to do so would have been anti-dilutive. For the three and nine months ended September 30, 2012, diluted weighted average shares outstanding do not include outstanding equity awards of 1.8 million and 1.0 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5: Inventories

The major classes of inventories were as follows:

	September 29, 2013	December 31, 2012
	(In thousands)
Raw materials	$87,379	$92,072
Work-in-process	38,251	34,391
Finished goods	106,515	110,280
Perishable tooling and supplies	2,204	2,493

Gross inventories	234,349	239,236
Obsolescence and other reserves	(22,522)	(23,954)

Net inventories	$211,827	$215,282

Note 6: Long-Lived Assets

Disposals

During the nine months ended September 29, 2013, we sold certain real estate of the Broadcast segment for $1.0 million and recognized a $0.3 million loss on the sale. We also sold certain real estate of the Enterprise Connectivity segment for $2.1 million. There was no gain or loss on the sale.

In 2012, we sold our cable operations that primarily conducted business in the consumer electronics end market in China. For the nine months ended September 29, 2013, we recorded a $1.3 million gain on the sale due to a favorable resolution with the buyer of those assets regarding the closing date working capital. See further discussion below.

During the nine months ended September 30, 2012, we sold certain real estate of the Enterprise Connectivity segment for $0.8 million. There was no gain or loss recognized on the sale.

Impairment

During our fiscal third quarter of 2012, we recognized an impairment loss of $26.0 million on certain net assets of our Chinese cable operations that primarily conducted business in the consumer electronics end market. We subsequently sold the assets in our fiscal fourth quarter of 2012. The impairment loss is included in the operating results of the All Other segment. Of the total impairment loss, $10.6 million, $6.8 million, and $5.2 million related to property, plant, and equipment, customer relationships, and trademarks, respectively. We estimated the fair market value of these assets based upon the purchase price per the terms of the sale agreement. The remainder of the impairment loss was due to the accrual of estimated costs to sell, including such items as investment banker fees, legal fees, and other closing costs.

For both the three and nine months ended September 30, 2012, we recognized an impairment loss on property, plant and equipment of $2.5 million and $1.5 million in the operating results of our Industrial Connectivity and Enterprise Connectivity segments, respectively. Of the total impairment loss, approximately $1.5 million related to real estate retained by us from a German cable business we sold in 2009 and leased to the purchasers, $1.4 million related to manufacturing equipment, and $1.1 million related to other property, plant, and equipment. We estimated the fair value of these assets based upon bids received from third parties to potentially buy the assets, quoted prices in active markets or quoted prices for similar assets.

Depreciation and Amortization Expense

We recognized depreciation expense in income from continuing operations of $11.7 million and $33.5 million in the three and nine months ended September 29, 2013, respectively. Depreciation expense for the three and nine months ended September 29, 2013 included $2.2 million and $4.9 million, respectively, of accelerated depreciation expense. The accelerated depreciation expense related to a change in useful lives of certain assets as a result of our decision to consolidate manufacturing facilities as we integrate PPC. We recognized depreciation expense in income from continuing operations of $8.8 million and $26.1 million in the three and nine months ended September 30, 2012, respectively.

We recognized amortization expense in income from continuing operations related to our intangible assets of $12.3 million and $38.4 million in the three and nine months ended September 29, 2013, respectively. We recognized amortization expense in income from continuing operations related to our intangible assets of $7.6 million and $13.1 million in the three and nine months ended September 30, 2012, respectively.

Note 7: Restructuring Activities

For the three and nine months ended September 29, 2013, we recorded severance and other restructuring costs of $3.8 million and $9.5 million, respectively. The majority of these costs were recorded in our Broadcast segment, which recognized $3.2 million and $7.6 million of severance and other restructuring costs for the three and nine months ended September 29, 2013, respectively. The other restructuring costs included relocation, equipment transfer, and other costs. These costs were incurred primarily as a result of facility consolidation in New York for recently acquired locations and other acquisition integration activities. The majority of the remaining severance and other restructuring costs were recorded in our Industrial IT segment.

Of the total severance and other restructuring costs recognized for the three months ended September 29, 2013, $1.9 million, $1.6 million, and $0.3 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively. Of the total severance and other restructuring costs recognized for the nine months ended September 29, 2013, $5.0 million, $3.2 million, and $1.3 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively. We expect the majority of the costs related to these actions will be paid in 2013.

We expect to incur additional severance and other restructuring costs in 2013 of approximately $4 million as a result of the Broadcast activities discussed above. We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

In our fiscal third quarter of 2012, we implemented certain restructuring actions in response to the uncertain global economic environment. For both the three and nine months ended September 30, 2012, we recognized severance and other restructuring costs in our Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT segments of $4.4 million, $3.2 million, $9.2 million, and $0.5 million, respectively. The other restructuring costs consisted primarily of contract termination costs related to our supply chain. Of the total severance and other restructuring costs recognized, $6.4 million, $10.0 million, and $0.9 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively.

Note 8: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	September 29, 2013	December 31, 2012
	(In thousands)
Senior secured credit faciliy:
Term Loan	$233,863	$247,714
Revolving credit component	—	198,270

Total senior secured credit facility	233,863	445,984
Senior subordinated notes:
5.5% Senior subordinated notes due 2022	700,000	700,000
5.5% Senior subordinated notes due 2023	404,700	—
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,109,921	705,221

Total debt and other borrowing arrangements	1,343,784	1,151,205
Less current maturities of Term Loan	(21,260)	(15,678)

Long-term debt	$1,322,524	$1,135,527

Senior Secured Facility

In 2012, we amended our senior secured credit facility (Senior Secured Facility) and borrowed a CAD$250.0 million term loan (the Term Loan). The Term Loan was scheduled to mature in 2017 and requires quarterly amortization payments. Interest on the Term Loan was variable, based upon the three-month Canadian money-market rate plus an applicable spread (3.82% at September 29, 2013).

The borrowing capacity under the revolving credit component of our Senior Secured Facility was $400.0 million, and it was scheduled to mature on April 25, 2016. Under the revolving credit component, we were permitted to borrow and re-pay funds in various currencies. Interest on outstanding borrowings was variable, based on either the three month LIBOR rate or the prime rate. As of September 29, 2013, there were no borrowings outstanding under the revolving credit component, and we had $386.4 million in available borrowing capacity, as our borrowing capacity was also reduced by outstanding credit instruments of $13.6 million. We paid a commitment fee on our available borrowing capacity, which ranges from 0.25% to 0.50%, depending on our leverage ratio.

Borrowings under our Senior Secured Facility were secured by certain of our assets in the United States as well as the capital stock of certain of our subsidiaries. The Senior Secured Facility contained a leverage ratio covenant and a fixed charge coverage ratio covenant. As of September 29, 2013, we were in compliance with all of the covenants of the Senior Secured Facility.

Subsequent to September 29, 2013, we refinanced our Senior Secured Facility. See Note 14.

Senior Subordinated Notes

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023. The carrying value of the notes as of September 29, 2013 is $404.7 million. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on April 15 and October 15 of each year, beginning October 15, 2013. We paid $7.8 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to repay amounts outstanding under the revolving credit component of our Senior Secured Facility and for general corporate purposes.

As of September 29, 2013, we have $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 outstanding. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility. Interest is payable semiannually on March 1 and September 1 of each year.

As of September 29, 2013, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a coupon interest rate of 9.25%, and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Senior Secured Facility.

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes at September 29, 2013 was approximately $1,081.3 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,109.9 million as of September 29, 2013. We believe the fair value of our variable rate Term Loan approximates book value.

Note 9: Derivatives and Hedging Activities

During 2012, we entered into foreign currency forward contracts that were formally designated and qualified as net investment hedges. We recognized a $1.5 million and $4.0 million pre-tax gain in Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2012, respectively, related to these hedges. We collected $4.0 million in proceeds upon the settlement of foreign currency forward contracts for the nine months ended September 30, 2012. There were no outstanding derivatives as of December 31, 2012 or as of or for the three and nine months ended September 29, 2013.

Note 10: Income Taxes

Income tax expense was $5.7 million and $18.1 million for the three and nine months ended September 29, 2013, respectively. The most significant factor in the difference between the effective tax rate of 16.4% and 18.3% for the three and nine months ended September 29, 2013, respectively, and the amount determined by applying the applicable statutory United States tax rate of 35% is the tax rate differential associated with our foreign earnings.

Income tax expense for the nine months ended September 29, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the U.S. In addition, for the nine months ended September 29, 2013, we recorded $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit. Income tax expense for the nine months ended September 30, 2012 included a tax benefit of $5.2 million due to reductions in our deferred tax asset valuation allowance associated with net operating losses in certain foreign tax jurisdictions.

For the nine months ended September 29, 2013, we made planned payments of two significant tax items. First, we paid $41.8 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012.

Note 11: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Three Months Ended
Service cost	$1,677	$1,435	$33	$32
Interest cost	2,924	3,018	517	580
Expected return on plan assets	(3,396)	(3,171)	—	—
Amortization of prior service credit	(8)	(20)	(27)	(29)
Actuarial losses	1,662	1,493	278	252

Net periodic benefit cost	$2,859	$2,755	$801	$835

Nine Months Ended
Service cost	$5,040	$4,299	$101	$94
Interest cost	8,786	9,065	1,600	1,713
Expected return on plan assets	(10,193)	(9,504)	—	—
Amortization of prior service credit	(23)	(59)	(82)	(87)
Actuarial losses	4,995	4,475	876	738

Net periodic benefit cost	$8,605	$8,276	$2,495	$2,458

Note 12: Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Net income (loss)	$29,068	$(38,778)	$80,805	$27,887
Foreign currency translation gain (loss)	4,536	13,084	(10,733)	(5,988)
Foreign currency hedging instruments, net of $0.0 million, $0.5 million, $0.0 million, and $1.6 million tax, respectively	—	1,007	—	2,467
Amortization of pension and other postretirement benefit plan losses, net of $0.7 million, $0.0 million, $2.2 million, and $0.0 million tax, respectively	1,172	—	3,546	—

Total comprehensive income (loss)	$34,776	$(24,687)	$73,618	$24,366

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2012	$28,516	$(59,081)	$(30,565)
Other comprehensive loss before reclassifications	(10,733)	—	(10,733)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,546	3,546

Net current period other comprehensive income (loss)	(10,733)	3,546	(7,187)

Balance at September 29, 2013	$17,783	$(55,535)	$(37,752)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 29, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$5,871	(1)
Amortization of prior service credit	(105)	(1)

Total before tax	5,766
Tax benefit	(2,220)

Total net of tax	$3,546

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 11).

Note 13: Share Repurchases

In 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. In 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. This program is funded by cash on hand and cash flows from operating activities.

During the three months ended September 29, 2013, we entered into a prepaid variable share repurchase agreement for $31.25 million. Under this agreement, we repurchased 0.3 million shares as of September 29, 2013 and an additional 0.3 million shares subsequent to the end of our fiscal third quarter on September 30, 2013, for a total of 0.5 million shares repurchased at an average price per share of $60.71. Our treasury stock balance as of September 29, 2013 includes a receivable of $15.9 million for the amount of the shares repurchased subsequent to the end of our fiscal third quarter. In 2013, we repurchased 1.7 million shares of our common stock under the program through prepaid variable share repurchase agreements for an aggregate cost of $93.8 million and an average price per share of $54.76. From inception of the program through September 30, 2013, we have repurchased 5.4 million shares of our common stock under the programs for an aggregate cost of $218.8 million and an average price of $40.37.

Note 14: Subsequent Event

Subsequent to September 29, 2013, we entered into a Credit Agreement that provides a new $400 million multi-currency asset-based revolving credit facility. The Credit Agreement is secured by assets of Belden Inc. and certain of its U.S. and foreign subsidiaries, and it matures in 2018. In addition, we borrowed $250.0 million under a new Term Loan Credit Agreement. The borrowings under the new Term Loan Credit Agreement are scheduled to mature in 2020 and require quarterly amortization payments. Interest under the Term Loan Credit Agreement is variable, based upon the three-month LIBOR plus an applicable spread.

The Credit Agreement replaced our existing Senior Secured Facility. There were no outstanding borrowings under the revolver component of our Senior Secured Facility at the time of the refinancing. We utilized the proceeds from the new Term Loan Credit Agreement to repay the amounts outstanding under the Term Loan of our Senior Secured Facility. We expect to incur a loss on these refinancing activities of approximately $2 million in our fiscal fourth quarter for the write-off of certain unamortized debt issuance costs.

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

Restructuring Activities

As a result of recently completed acquisitions, we are consolidating certain operating facilities. For the nine months ended September 29, 2013, we recognized $9.5 million of severance and other restructuring costs, such as relocation and equipment transfer costs, and $4.9 million of accelerated depreciation expense, primarily as a result of facility consolidation in New York and other acquisition integration activities. We expect to incur additional severance and other restructuring costs in 2013 of approximately $4 million as a result of these activities. We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the nine months ended September 29, 2013:

•	We did not change any of our existing critical accounting policies from those listed in our 2012 Annual Report on Form 10-K;
•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Continuing Operations

	Three Months Ended		%	Nine Months Ended		%
	September 29, 2013	September 30, 2012	Change	September 29, 2013	September 30, 2012	Change
	(In thousands, except percentages)
Revenues	$522,478	$465,234	12.3%	$1,559,442	$1,363,052	14.4%
Gross profit	182,841	138,813	31.7%	529,390	416,260	27.2%
Selling, general and administrative expenses	96,197	98,273	-2.1%	281,682	256,137	10.0%
Research and development	21,141	18,812	12.4%	62,497	47,434	31.8%
Operating income (loss)	53,935	(13,269)	506.5%	152,088	76,894	97.8%
Income (loss) from continuing operations before taxes	34,768	(77,573)	144.8%	98,928	(11,266)	978.1%
Income (loss) from continuing operations	29,068	(55,686)	152.2%	80,805	3,758	2050.2%

Revenues increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 primarily due to acquisitions, which contributed $81.3 million and $278.6 million of the increases, respectively.

Revenues were also impacted by the following factors:

•

Increases in unit sales volume, including changes in channel inventory, resulted in approximately a $3.2 million increase in revenues for the three months ended September 29, 2013. We believe market share gains in industrial end markets partially mitigated the impact of uncertain economic conditions in enterprise end markets, including weak spending on non-residential construction and information technology projects. Additionally, we believe market share gains in the United States partially offset decreases in volume in China. Decreases in unit sales volume, including changes in channel inventory, resulted in approximately a $1.4 million decrease in revenues for the nine months ended September 29, 2013.
•	Favorable currency translation resulted in revenue increases of approximately $2.0 million and $1.7 million for the three and nine months ended September 29, 2013, respectively.
•

The disposal of our cable operations that primarily conducted business in the consumer electronics end market in 2012 resulted in decreases in revenues of $24.3 million and $73.5 million for the three and nine months ended September 29, 2013, respectively.

•

Decreases in sales prices due to lower copper costs resulted in estimated revenue decreases of approximately $5.0 million and $9.0 million for the three and nine months ended September 29, 2013, respectively.

Gross profit increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 due to the increases in revenues as discussed above. In addition, the increase in our gross profit was due to the impact of our acquisitions of Miranda and PPC, improved product mix, favorable input costs, and improved productivity due to our Lean Enterprise initiatives. Gross profit for the three months ended September 29, 2013 was negatively impacted by $2.2 million of accelerated depreciation expense and $1.9 million of severance and other restructuring costs. Gross profit for the nine months ended September 29, 2013 was negatively impacted by $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, $5.0 million of severance and other restructuring costs, and $4.9 million of accelerated depreciation expense. The severance and other restructuring costs and accelerated depreciation expense primarily resulted from our decision to consolidate manufacturing facilities as we integrate PPC. Gross profit for both the three and nine months ended September 30, 2012 was negatively impacted by $7.2 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of Miranda and $6.4 million of severance and other restructuring costs. The decrease in the costs discussed above contributed to the increase in gross profit in the three months ended September 29, 2013 from the comparable period of 2012.

Selling, general and administrative expenses decreased in the three months ended September 29, 2013 and increased in the nine months ended September 29, 2013 from the comparable periods of 2012. Selling, general and administrative expenses for the three and nine months ended September 29, 2013 included $1.6 million and $3.2 million of severance and other restructuring costs, respectively, compared to $10.0 million of severance and other restructuring costs for both the three and nine months ended September 30, 2012. Excluding the impact of the severance and other restructuring costs, the increase in selling, general and administrative expenses was primarily due to the impact of our acquisitions completed in 2012. Excluding the impact of the costs discussed above and the selling, general and administrative costs of the companies acquired in 2012, our selling, general and administrative expenses decreased due to improved productivity and our previously completed restructuring activities.

The increases in research and development costs in the three and nine months ended September 29, 2013 from the comparable periods of 2012 were primarily due to increased investments in new product development and our recent technology intensive acquisitions.

Amortization of intangibles increased by $4.7 million and $25.3 million in the three and nine months ended September 29, 2013, respectively, from the comparable periods of 2012 due to the impact of our acquisitions completed in 2012.

Operating income increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 due to the increases in revenues and gross profit as discussed above. Operating income for the three months ended September 29, 2013 included $3.8 million of severance and other restructuring costs and $2.2 million of accelerated depreciation expense. Operating income for the nine months ended September 29, 2013 included $9.5 million of severance and other restructuring costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. Operating income (loss) for both the three and nine months ended September 30, 2012 included $29.9 million of asset impairments, $17.4 million of severance and other restructuring costs, and $7.2 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of Miranda. The decrease in the costs discussed above contributed to the increase in operating income in the three and nine months ended September 29, 2013 from the comparable periods of 2012. In addition, operating income increased due to an improved business portfolio, improved end-market mix, improved productivity as a result of the successful execution of our Lean Enterprise strategies, and our previously completed restructuring activities.

Interest expense increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 due to our increase in total debt incurred to finance our 2012 acquisitions. Our effective interest rate on outstanding borrowings as of September 29, 2013 was 5.2%. Interest expense for the nine months ended September 29, 2013 includes $1.5 million of interest expense associated with an uncertain tax position for a foreign tax audit.

Income from continuing operations before taxes increased in the three and nine months September 29, 2013 from the comparable periods of 2012 due to the increases in operating income discussed above. In addition, both the three and nine months ended September 30, 2012 included a loss on debt extinguishment of $50.6 million in income (loss) from continuing operations before taxes. There were no debt extinguishment losses in the three and nine months ended September 29, 2013.

Our effective tax rate for the nine months ended September 29, 2013 was 18.3%, compared to (133.4%) for the nine months ended September 30, 2012. Income tax expense for the nine months ended September 29, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the U.S and $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit. For the nine months ended September 30, 2012, we recorded tax benefits of $5.2 million due to reductions of our valuation allowance for certain deferred tax assets.

Broadcast Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 29, 2013	September 30, 2012	Change	September 29, 2013	September 30, 2012	Change
	(In thousands, except percentages)
Revenues	$176,062	$96,549	82.4%	$498,199	$240,941	106.8%
Operating income (loss)	7,541	(11,334)	166.5%	10,900	(7,699)	241.6%
as a percent of total revenues	4.3%	-11.7%		2.2%	-3.2%

Broadcast revenues increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 primarily due to acquisitions, which contributed $81.3 million and $278.6 million to the increases in revenues, respectively. The increases in revenues were partially offset by decreases in unit sales volume, including the impact of changes in channel inventory, of approximately $0.9 million and $19.0 million for the three and nine months ended September 29, 2013, respectively. The decreases in volume were due in part to the favorable impact of the Olympics and the U.S. presidential election cycle in 2012. In addition, the decreases in volume for the nine months ended September 29, 2013 were due to product rationalization decisions made as we integrate acquired companies. Decreases in sales prices due to lower copper costs resulted in estimated revenue decreases of approximately $1.0 million and $2.0 million for the three and nine months ended September 29, 2013, respectively. Unfavorable currency translation resulted in approximately a $0.3 million decrease in revenues for the nine months ended September 29, 2013. Favorable currency translation resulted in approximately a $0.1 million increase in revenues for the three months ended September 29, 2013.

Operating income increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 due to the increases in revenues discussed above. In addition, operating income increased due to the impact of our acquisitions of Miranda and PPC, improved productivity as a result of the successful execution of our Lean Enterprise strategies, and our previously completed restructuring activities.

Operating income for the three months ended September 29, 2013 was negatively impacted by $11.2 million of amortization of intangibles, $3.2 million of severance and other restructuring costs, and $2.2 million of accelerated depreciation expense. Operating income for the nine months ended September 29, 2013 was negatively impacted by $34.9 million of amortization of intangibles, $7.6 million of severance and other restructuring costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. The severance and other restructuring costs and accelerated depreciation expense primarily resulted from our decision to consolidate manufacturing facilities as we integrate PPC. Operating loss for both the three and nine months ended September 30, 2012 included $7.2 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of Miranda and $4.4 million of severance and other restructuring costs. Operating loss for the three and nine months ended September 30, 2012 included $6.4 million and $8.4 million of amortization of intangibles, respectively.

Enterprise Connectivity Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 29, 2013	September 30, 2012		September 29, 2013	September 30, 2012
	(In thousands, except percentages)
Revenues	$123,406	$128,715	-4.1%	$372,962	$382,542	-2.5%
Operating income	13,984	8,311	68.3%	37,494	32,347	15.9%
as a percent of total revenues	11.3%	6.5%		10.1%	8.5%

Enterprise Connectivity revenues decreased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 due to decreases in unit sales volume of approximately $3.4 million and $7.0 million, respectively. The decreases in unit sales volume were due in part to uncertain economic conditions, including weak spending on non-residential construction and information technology projects, and changes in channel inventory. Lower copper costs resulted in estimated revenue decreases of approximately $2.0 million and $3.0 million for the three and nine months ended September 29, 2013, respectively. These revenue decreases were partially offset by favorable currency translation, which resulted in revenue increases of approximately $0.1 million and $0.4 million for the three and nine months ended September 29, 2013, respectively.

Operating income increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012. Operating income in both the three and nine months ended September 30, 2012 included $3.2 million of severance and other restructuring costs and $1.5 million of asset impairment. There were no significant severance and other restructuring costs in the three and nine months ended September 29, 2013. The decrease in the costs discussed above contributed to the increase in operating income in the three and nine months ended September 29, 2013 from the comparable periods of 2012. In addition, operating income increased due to improved productivity due to our Lean Enterprise initiatives and favorable input costs.

Industrial Connectivity Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 29, 2013	September 30, 2012		September 29, 2013	September 30, 2012
	(In thousands, except percentages)
Revenues	$167,008	$159,342	4.8%	$515,621	$502,615	2.6%
Operating income	22,926	7,017	226.7%	71,719	52,715	36.1%
as a percent of total revenues	13.7%	4.4%		13.9%	10.5%

Industrial Connectivity revenues increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 due to increases in unit sales volume, including changes in channel inventory, of approximately $10.0 million and $18.5 million, respectively. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Decreases in sales prices due to lower copper costs partially offset the increases in revenues by an estimated $2.0 million and $4.0 million for the three and nine months ended September 29, 2013, respectively. Unfavorable currency translation resulted in decreases in revenues of approximately $0.3 million and $1.5 million for the three and nine months ended September 29, 2013, respectively.

Operating income increased in the three and nine months ended September 29, 2013 from the comparable periods of 2012 due to leveraging the increases in revenues discussed above. Operating income in both the three and nine months ended September 30, 2012 included $9.2 million of severance and other restructuring costs and $2.4 million of asset impairment. There were no significant severance and other restructuring costs in the three and nine months ended September 29, 2013. The decrease in the costs discussed above contributed to the increase in operating income in the three and nine months ended September 29, 2013 from the comparable periods of 2012. In addition, operating income increased due to improved productivity due to our Lean Enterprise initiatives and favorable input costs.

Industrial IT Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 29, 2013	September 30, 2012	Change	September 29, 2013	September 30, 2012	Change
	(In thousands, except percentages)
Revenues	$56,002	$56,309	-0.5%	$172,660	$163,422	5.7%
Operating income	9,193	8,446	8.8%	27,935	23,941	16.7%
as a percent of total revenues	16.4%	15.0%		16.2%	14.6%

Industrial IT revenues decreased in the three months ended September 29, 2013 from the comparable period of 2012 due to a decrease in unit sales volume of approximately $2.3 million. The decrease in sales volume was due in part to the favorable impact of several significant projects in China in 2012. Favorable currency translation partially offset the decrease in revenues by approximately $2.0 million for the three months ended September 29, 2013.

Operating income increased in the three months ended September 29, 2013 from the comparable period of 2012. Operating income in the three months ended September 30, 2012 included $0.5 million of severance and other restructuring costs. There were no significant severance and other restructuring costs in the three months ended September 29, 2013. The decrease in severance and other restructuring costs contributed to the increase in operating income in the three months ended September 29, 2013 from the comparable period of 2012. In addition, operating income increased due to improved productivity due to our Lean Enterprise initiatives.

Industrial IT revenues increased in the nine months ended September 29, 2013 from the comparable period of 2012 due to increases in unit sales volume, including changes in channel inventory, of approximately $6.2 million. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Revenues also increased by approximately $3.0 million due to favorable currency translation for the nine months ended September 29, 2013.

Operating income increased in the nine months ended September 29, 2013 from the comparable period of 2012 due to leveraging the increase in revenues discussed above and improved productivity due to our Lean Enterprise initiatives. Operating income in the nine months ended September 29, 2013 included $1.5 million of severance and other restructuring costs, compared to $0.5 million of severance and other restructuring costs in the comparable period of 2012.

All Other

	Three Months Ended		%	Nine Months Ended		%
	September 29, 2013	September 30, 2012	Change	September 29, 2013	September 30, 2012	Change
	(In thousands, except percentages)
Revenues	$—	$24,319	-100.0%	$—	$73,532	-100.0%
Operating income (loss)	—	(27,659)	100.0%	1,278	(29,839)	104.3%
as a percent of total revenues	n/a	-113.7%		n/a	-40.6%

All Other includes the results of our cable operations that primarily conducted business in the consumer electronics end market in China, which we sold in 2012. For the nine months ended September 29, 2013, we recorded $1.3 million of operating income due to a favorable resolution with the buyer of those assets regarding the closing date working capital.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business, and the results of operations of Thermax and Raydex in 2012 are reported in discontinued operations. Operating results from discontinued operations for the three and nine months ended September 30, 2012 include revenues of $25.1 million and $75.6 million, respectively, and income of $5.7 million ($4.5 million net of tax) and $17.8 million ($11.7 million net of tax), respectively, from Thermax and Raydex.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million. At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of September 29, 2013, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a liability for uncertain tax positions. The statute of limitations associated with the tax positions expired during our fiscal third quarter of 2012. Therefore, we reversed the uncertain tax position liability and the associated accrued interest and penalties. For both the three and nine months ended September 30, 2012, we recognized a net gain of $14.1 million due to the reversal of the uncertain tax position liability, which is included in our gain from disposal of discontinued operations. For both the three and nine months ended September 30, 2012, we recognized a gain of $4.0 million ($2.6 million net of tax) due to the reversal of the accrued interest and penalties, which is included in our income from discontinued operations.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(In thousands)
Net cash provided by (used for):
Operating activities	$50,803	$93,335
Investing activities	(34,494)	(372,494)
Financing activities	90,252	282,703
Effects of currency exchange rate changes on cash and cash equivalents	2,181	(621)

Increase in cash and cash equivalents	108,742	2,923
Cash and cash equivalents, beginning of period	395,095	382,716

Cash and cash equivalents, end of period	$503,837	$385,639

Net cash provided by operating activities totaled $50.8 million for the nine months ended September 29, 2013, compared to $93.3 million for the nine months ended September 30, 2012. The most significant factor impacting the decrease in cash provided by operating activities was the change in operating assets and liabilities. For the nine months ended September 29, 2013, changes in operating assets and liabilities were a use of cash of $100.6 million, compared to $36.9 million for the comparable period of 2012.

The most significant use of cash for operating activities in 2013 related to taxes. Accrued taxes were a use of cash of $84.2 million for the nine months ended September 29, 2013, compared to $20.9 million for the nine months ended September 30, 2012. The primary reason for the increase in cash used for taxes for the nine months ended September 29, 2013 was the planned payments of two significant tax items. First, we paid $41.8 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012.

Net cash used for investing activities totaled $34.5 million for the nine months ended September 29, 2013 compared to $372.5 million for the nine months ended September 30, 2012. Investing activities for the nine months ended September 29, 2013 included capital expenditures of $31.4 million, payments for acquisitions, net of cash acquired, of $10.0 million, the receipt of proceeds from previously disposed businesses of $3.7 million, and the receipt of $3.2 million of proceeds from the sale of tangible assets, primarily real estate in the Broadcast and Enterprise Connectivity segments. The most significant investing activity for the nine months ended September 30, 2012 was payments, net of cash acquired, for the acquisition of Miranda of $341.4 million. Other investing activities for the nine months ended September 30, 2012 included capital expenditures of $31.8 million, the receipt of $1.2 million of proceeds from the sale of tangible assets, primarily real estate in the Enterprise Connectivity segment, and payments for a previous acquisition of $0.6 million.

Net cash provided by financing activities for the nine months ended September 29, 2013 totaled $90.3 million compared to $282.7 million for the nine months ended September 30, 2012. The most significant financing activities for the nine months ended September 30, 2013 were the issuance of $388.2 million of 5.5% senior subordinated notes due 2023 and the subsequent repayment of $194.1 million of borrowings outstanding under the revolving credit component of our senior secured credit facility. Financing activities for the nine months ended September 29, 2013 also included payments under our share repurchase program of $93.8 million, payments of debt issuance costs of $7.8 million, and repayments under our Term Loan of $6.2 million. The most significant financing activities for the nine months ended September 30, 2012 were borrowings of $945.3 million, debt repayments of $575.8 million, and payments under our share repurchase program of $75.0 million.

Our cash and cash equivalents balance was $503.8 million as of September 29, 2013. Of this amount, $169.5 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

As of September 29, 2013, there were no outstanding borrowings under the revolving credit component of our Senior Secured Facility, we were in compliance with all of the covenants of the facility, and we had $386.4 million in available borrowing capacity. Our total liquidity, consisting of our cash and available borrowing capacity, is limited by the leverage ratio covenant of the facility, which is based on debt net of cash.

Our outstanding debt obligations as of September 29, 2013 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $404.7 million aggregate principal of 5.5% senior subordinated notes due 2023, $233.9 million of term loan borrowings due 2017, and $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements. Subsequent to September 29, 2013, we refinanced our Senior Secured Facility, including the revolving credit component and the outstanding term loan. See Note 14 to the Condensed Consolidated Financial Statements for further discussion.

Forward-Looking Statements

This report contains “forward looking statements.” Forward looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward looking statements are based on forecasts and projections about the markets and industries which we serve and about general economic conditions. They reflect management’s beliefs and expectations and are not guarantees of future performance. Our actual results may differ materially from these expectations for a number of reasons, including: changes in the global economy may impact our results; turbulence in financial markets may increase our borrowing costs; our reliance on key distributors in marketing products; our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); changes in the level of economic activity in our major geographic markets; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the competitiveness of the global broadcast, enterprise, and industrial markets; variability in our quarterly and annual effective tax rates; changes in accounting rules and interpretations of those rules which may affect our reported earnings; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; demand for our products; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, electronic components, and other materials; energy costs; our ability to achieve acquisition performance expectations and to integrate acquired businesses successfully; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; security risks and the potential for business interruption from operating in volatile countries; disruptions or failures of our (or our suppliers or customers) systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event that could cause delays in completing sales, providing services, or performing other mission-critical functions; and other factors.

For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise, except as required by law.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 29, 2013.

	Principal Amount by Expected Maturity			Fair Value
	2013	Thereafter	Total
	(In thousands, except interest rates)
Variable-rate term loan	$9,112	$224,751	$233,863	$233,863
Average interest rate		3.82%
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$682,262
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$404,700	$404,700	$393,320
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,710
Average interest rate		9.75%

Total			$1,343,784	$1,315,155

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

We are a party to various legal proceedings and administrative actions that are incidental to our operations. These proceedings include personal injury cases, 90 of which were pending as of October 24, 2013, in which we are one of many defendants. Electricians have filed a majority of these cases, primarily in Pennsylvania and Illinois, generally seeking compensatory, special, and punitive damages. Typically in these cases, the claimant alleges injury from alleged exposure to a heat-resistant asbestos fiber. Our alleged predecessors had a small number of products that contained the fiber, but ceased production of such products more than 20 years ago. Through October 24, 2013, we have been dismissed, or reached agreement to be dismissed, in more than 500 similar cases without any going to trial, and with only a relatively small number of these involving any payment to the claimant. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

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

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended September 29, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through August 4, 2013	—	$—	—	$162,500,000
August 5, 2013 through September 1, 2013	—	—	—	162,500,000
September 2, 2013 through September 29, 2013	252,227	60.71	252,227	147,187,173

Total	252,227	$60.71	252,227	$147,187,173

(1)	In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program will be funded by cash on hand and free cash flow. From inception of the program to September 29, 2013, we have repurchased 5.2 million shares of our common stock under the programs for an aggregate cost of $202.8 million and an average price of $39.33.

Item 6:	Exhibits

Exhibits

Exhibit 4.1	Second Supplemental Indenture, dated as of October 17, 2013, relating to 5.5% Senior Subordinated Notes due 2022

Exhibit 4.2	First Supplemental Indenture, dated as of October 17, 2013, relating to 5.5% Senior Subordinated Notes due 2023

Exhibit 10.1	Executive Employment Agreement with Doug Zink

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: November 6, 2013	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 6, 2013	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: November 6, 2013	By:	/s/ Douglas R. Zink
Douglas R. Zink
Vice President and Chief Accounting Officer