Form 10-K
period 2013-12-31
BELDEN INC.
filed 2014-02-27
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 001-12561

BELDEN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3601505
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1 North Brentwood Boulevard

15th Floor

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

At June 30, 2013, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $1,885,395,596 based on the closing price ($49.93) of such stock on such date.

There were 43,474,784 shares of registrant’s Common Stock outstanding on February 18, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2013 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1. Business

General

Belden Inc. (the Company, Belden, we, us, or our) is an innovative signal transmission solutions provider built around four global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, and Industrial IT Solutions. Belden’s comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound and video for mission critical applications.

Belden is a Delaware corporation incorporated in 1988. In 2013, we re-organized the Company around four global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT. Previously, we were organized around geographic regions. The re-organization was executed as a result of our transformation from a regional cable company into a global provider of comprehensive signal transmission solutions. We believe the new organization will allow us to better capitalize on market opportunities and meet customer demands. We have determined each of the global business platforms represents a reportable segment. Financial information about our segments appears in Note 5 to the Consolidated Financial Statements.

In 2013, we acquired Softel Limited (Softel), a key technology supplier to the media sector with a portfolio of technologies well aligned with broadcast industry trends and growing demand.

In 2012, we acquired Miranda Technologies Inc. (Miranda), a leading provider of hardware and software solutions for the broadcast infrastructure industry, and PPC Broadband, Inc. (PPC), a leading manufacturer and developer of advanced connectivity technologies for the broadband market. In 2012, we also sold our Thermax and Raydex cable business and certain net assets of our Chinese cable business which conducted business primarily in the consumer electronics end market.

In 2011, we acquired ICM Corp. (ICM), Poliron Cabos Electricos Especiais Ltda (Poliron) and Byres Security, Inc. (Byres Security).

For more information regarding these transactions, see Notes 3, 4, and 9 to the Consolidated Financial Statements.

In February 2014, we submitted a binding offer to purchase Grass Valley for approximately $220 million. Grass Valley is a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions. The binding offer is subject to consultation with Grass Valley’s foreign labor works council, after which we plan to enter into a definitive agreement. We expect to close the transaction in the first quarter of 2014, and it is subject to regulatory approvals, the completion of audited financial statements, and other customary closing conditions.

As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company”, and “we” refer to Belden Inc. and its subsidiaries as a whole.

Segments

We operate our business under the following segments:

	Percentage of Consolidated Revenues
	2013	2012	2011
Broadcast Solutions	32.1%	19.4%	16.7%
Enterprise Connectivity Solutions	23.8%	27.0%	29.1%
Industrial Connectivity Solutions	32.9%	36.4%	35.3%
Industrial IT Solutions	11.2%	11.9%	12.3%
All Other	0.0%	5.3%	6.6%

Broadcast

The Broadcast Solutions (Broadcast) segment provides production, distribution, and connectivity systems for television broadcast, cable, satellite, and IPTV industries. We target end-use customers in markets such as outside broadcast, sport venues, broadcast studios, and cable, broadband, satellite, and telecommunications service providers. Our products are used in a variety of applications, including live production signal management, program playout for broadcasters, monitoring for pay-TV operators, and broadband connectivity. Broadcast products and solutions include camera mounted fiber solutions, interfaces and routers, broadcast and audio-visual cable solutions, monitoring systems, playout systems, outside plant connectivity products, and other cable and connectivity products.

Our hardware and software solutions for the broadcast infrastructure industry span the full breadth of television operations, including production, playout and delivery. For the broadband distribution industry, we manufacture flexible, copper-clad coaxial cable and associated connector products for the high-speed transmission of data, sound, and video (broadband) that are used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. Our connectivity solutions include several major product categories: coax connector products that allow for connections from the provider network to the subscribers’ devices; hardline connectors that allow service providers to distribute their services within a city, a town, or a neighborhood; entry devices that serve to manage and remove network signal noise that could impair performance for the subscriber; and traps and filtering devices that allow service providers to control the signals that are transmitted to the subscriber. The Broadcast segment also manufactures a variety of multiconductor and coaxial cable and connector products, which distribute audio and video signals for use in broadcast television including digital television and high definition television, broadcast radio, pre- and post-production facilities, recording studios, and public facilities such as casinos, arenas, and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems, and consumer audio products. We also provide specialized cables for security applications such as video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems.

Broadcast products are sold through a variety of channels, including: broadcast specialty distributors; audio systems installers; directly to music OEMs and the major television networks including ABC, CBS, Fox, and NBC; directly to broadband service providers, including Comcast, DirectTV, and Time Warner; directly to specialty system integrators; and other distributors.

Enterprise

The Enterprise Connectivity Solutions (Enterprise) segment provides infrastructure and connectivity solutions for enterprise customers. We target end-use customers in markets such as data hosting, healthcare, education, financial, and government, and our products are used in applications such as data centers, local area networks, access control and building automation. Enterprise products include solutions such as fiber and copper connectivity products; fiber optic and copper cable products; and wiring racks, panels, and enclosures. Our cable products include high-performance copper cables including 10-gigabit Ethernet technologies and fiber optic cables. Enterprise products also include interconnecting hardware, intelligent patching devices, and cable management solutions for complete end-to-end network structured wiring systems. The Enterprise product portfolio is designed to support the increased use of wireless communications and cloud-based data centers by our customers.

Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.

Industrial Connectivity

The Industrial Connectivity Solutions (Industrial Connectivity) segment provides infrastructure components and connectivity systems for a wide range of industrial automation applications. We target end-use customers in markets such as automotive production, machine building, power generation, and oil and gas. Our products are used in applications such as network and fieldbus infrastructure; sensor and actuator connectivity; and power, control, and data transmission. Industrial Connectivity products include solutions such as industrial and input/output (I/O) connectors, industrial cables, IP and networking cables, I/O modules, distribution boxes, customer specific wiring solutions, and load-moment indicators for the mobile crane market.

Our industrial cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers, and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures, and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. Our industrial connector products are used for sensors and actuators, cord-sets, distribution boxes, and fieldbus communications. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment.

Industrial Connectivity products are sold directly to industrial equipment OEMs and through a network of industrial distributors, value-added resellers, and system integrators.

Industrial IT

The Industrial IT segment provides mission-critical networking systems that provide the end-users with the highest confidence of reliability, availability and security. We target end-use customers in markets such as energy, automotive, transportation systems, and automation suppliers, and our products are used in such applications as network infrastructure, wireless, and security. Industrial IT products include security devices, Ethernet switches and related equipment, routers and gateways, network management software, and wireless systems. Our industrial Ethernet switches and related equipment can be both rail-mounted and rack-mounted, and are used for factory automation, power generation and distribution, process automation, and large-scale infrastructure projects such as bridges, wind farms, and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. The Industrial IT product portfolio supports the continued deployment of industrial Ethernet technology throughout industrial manufacturing processes.

Industrial IT products are sold directly to end-use customers, directly to OEMs, and through distributors.

All Other

The All Other segment represents the financial results of our cable operations that primarily conducted business in the consumer electronics end market, which we sold in December 2012.

Customers

We sell to distributors, OEMs, installers, and end-users. Sales to the distributor Anixter International Inc. represented approximately 14% of our consolidated revenues in 2013. No other customer accounted for more than 10% of our revenues in 2013.

We have supply agreements with distributors and OEM customers. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts, or for a significant period of time. The loss of one or more large customers or distributors could result in lower total revenues and profits. However, we believe that our relationships with our customers and distributors are good and that they choose Belden products, among other reasons, as a result of our reputation, the breadth of our product portfolio, the quality and performance characteristics of our products, and our customer service and technical support.

There are potential risks in our relationships with distributors. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Adjustments to inventory levels may be accelerated through consolidation among distributors. In addition, if the costs of materials used in our products fall and competitive conditions make it necessary for us to reduce our list prices, we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

International Operations

In addition to manufacturing facilities in the United States (U.S.), we have manufacturing facilities in Brazil, Canada, China, Mexico, and St. Kitts, as well as in various countries in Europe. During 2013, approximately 50% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

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

Competition

We face substantial competition in our major markets. The number and size of our competitors vary depending on the product line and segment. Some multinational competitors have greater financial, engineering, manufacturing, and marketing resources than we have. There are also many regional competitors that have more limited product offerings.

The broadcast, enterprise, and industrial markets in which we operate can be generally categorized as highly competitive with many players. In order to maximize our competitive advantages, we manage our product portfolio to capitalize on secular trends and high-growth applications in those markets.

The principal competitive factors in all our product markets are technical features, quality, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the customer. Some products are manufactured to meet published industry specifications and are less differentiated on the basis of product characteristics. We believe that Belden stands out in many of its markets on the basis of our reputation, the breadth of our product portfolio, the quality and performance characteristics of our products, our customer service, and our technical support.

Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages requires continued investment in engineering, research and development, capital equipment, marketing, customer service, and technical support. There can be no assurance that we will be successful in maintaining such advantages.

Research and Development

We conduct research and development on an ongoing basis, including new and existing product development, testing and analysis, and process and equipment development and testing. See the Consolidated Statements of Operations for amounts incurred for research and development.

Many of the markets we serve are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. Our markets are also subject to increasing requirements for mobility, information security, and transmission reliability. The relative costs and merits of copper-based and fiber optic solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes in our served markets.

Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise a portion of our revenues. Fiber optic cables have certain advantages over copper-based cables in applications where large amounts of information must travel significant distances and where high levels of information security are required. While the cost to interface electronic and optical light signals and to terminate and connect optical fiber remains high, we expect that in future years the cost difference will diminish. We sell fiber optic infrastructure, and many customers specify these products in combination with copper-based infrastructure.

The final stage of most networks remains almost exclusively copper-based, and we expect that it will continue to be copper for the foreseeable future. However, if a significant decrease in the cost of fiber optic systems relative to the cost of copper-based systems were to occur, such systems could become superior on a price/performance basis to copper systems. Part of our research and development efforts focus on expanding our fiber-optic based product portfolio.

In the industrial automation market, there is a growing trend toward adoption of industrial Ethernet technology, bringing to the factory floor the advantages of digital communication and the ability to network devices made by different manufacturers and then link them to enterprise systems. Adoption of this technology is at a more advanced stage among European manufacturers than those in the U.S. and Asia, but we believe that the trend will globalize.

In the broadcast market, the trend towards increasingly complex broadcast production, management, and distribution environments continues to evolve. Our end-use customers need to add efficiency and improve workflow through systems and infrastructure. Our broadcast products allow content producers, broadcasters, and service providers to manage the increasingly complex broadcast signals throughout their operations.

In order to support the demand for additional bandwidth and to improve service integrity, broadband service providers are investing in their networks to enhance delivery capabilities to customers for the foreseeable future. Additional bandwidth requirements as a result of increased traffic expose weak points in the network, which are often connectivity related, causing broadband service operators to improve and upgrade residential networks with higher performing connectivity products.

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is dependent on patent or trademark protection or that our operations are dependent on any individual patent or trademark. Our most prominent trademarks are: Belden®, Alpha Wire™, Mohawk®, West Penn Wire™, Hirschmann®, Lumberg Automation™, Telecast™, SignalTight®, GarrettCom®, Poliron™, Tofino®, Miranda™, and PPC®.

Raw Materials

The principal raw material used in many of our cable products is copper. Other materials we purchase in large quantities include fluorinated ethylene-propylene (FEP), polyvinyl chloride (PVC), polyethylene, aluminum-clad steel and copper-clad steel conductors, aluminum, brass, other metals, optical fiber, printed circuit boards, and electronic components. With respect to all major raw materials used by us, we generally have either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Over the past three years, the prices of metals, particularly copper, have been highly volatile. The chart below illustrates the high and low spot prices per pound of copper over the last three years.

	2013	2012	2011
Copper spot prices per pound
High	$3.78	$3.97	$4.62
Low	$3.03	$3.28	$3.05

Prices for materials such as PVC and other plastics derived from petrochemical feedstocks have also fluctuated. Since Belden utilizes the first in, first out (FIFO) inventory costing methodology, the impact of copper and other raw material cost changes on our cost of goods sold is delayed by approximately two months based on our inventory turns.

While we generally are able to adjust our pricing for fluctuations in commodity prices, we can experience short-term favorable or unfavorable variances. When the cost of raw materials increases, we are generally able to recover these costs through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists, which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM customer contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months.

Backlog

Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are subject to cancellation or rescheduling by the customer. As of December 31, 2013, our backlog of orders believed to be firm was $150.4 million. The majority of the backlog at December 31, 2013 is scheduled to be shipped in 2014.

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

Employees

As of December 31, 2013, we had approximately 7,200 employees worldwide. We also utilized approximately 400 workers under contract manufacturing arrangements. Approximately 1,700 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.

Acquisitions

A key part of our business strategy includes acquiring companies to support our growth and product portfolio. Our acquisition strategy is based upon targeting leading companies that offer innovative products and strong brands. We utilize a disciplined approach to acquisitions based on product and market opportunities. When we identify acquisition candidates, we conduct rigorous financial analysis to make certain that they meet both our strategic plans and our goals for return on invested capital.

In February 2014, we submitted a binding offer to purchase Grass Valley for approximately $220 million. For additional information regarding this potential acquisition, see Note 25 to the Consolidated Financial Statements.

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

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to the Corporate Secretary, Belden Inc., 1 North Brentwood Boulevard, 15th Floor, St. Louis, MO 63105.

Executive Officers

The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 27, 2014. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John S. Stroup	47	President, Chief Executive Officer and Director
Steven Biegacki	55	Senior Vice President, Global Sales and Marketing
Kevin L. Bloomfield	62	Senior Vice President, Secretary and General Counsel
Henk Derksen	45	Senior Vice President, Finance, and Chief Financial Officer
Christoph Gusenleitner	49	Executive Vice President, Industrial Connectivity Solutions
John S. Norman	53	Vice President, Finance, Acquisition Due Diligence and Integration
Glenn Pennycook	51	Executive Vice President, Enterprise Connectivity Solutions
Dhrupad Trivedi	47	Executive Vice President, Industrial IT Solutions
Doug Zink	38	Vice President and Chief Accounting Officer

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

Steven Biegacki was appointed Vice President, Global Sales and Marketing (title subsequently changed as reflected in the above table) in March 2008. Prior to joining the Company, he was Vice President, Marketing for Rockwell Automation. At Rockwell, he initially served as DeviceNet Program Manager, was promoted to Business Manager, Automation Networks in 1997, Vice President, Integrated Architecture Commercial Marketing in 1999, and Vice President, Components and Power Control Commercial Marketing in 2005. Previously, he was an Automation Systems Architecture Marketing Manager for Allen-Bradley Company. He has a B.S. in Electrical Engineering Technology from ETI Technical College in Cleveland, Ohio.

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

Henk Derksen has been Senior Vice President, Finance, and Chief Financial Officer since January 2012. Prior to that, he served as Vice President, Corporate Finance from July 2011 to December 2011 and Treasurer and Vice President, Financial Planning and Analysis of the Company from January 2010 to July 2011. In August of 2003, he became Vice President, Finance for the Company’s EMEA division, after joining the Company at the end of 2000. Prior to joining the Company, he was Vice President and Controller of

Plukon Poultry, a food processing company from 1998 to 2000, and has 5 years’ experience in public accounting with Price Waterhouse and Baker Tilly. Mr. Derksen has a M.A. in Accounting from the University of Arnhem in the Netherlands and holds a doctoral degree in Business Economics in addition to an Executive Master of Finance & Control from Tias Business School in the Netherlands.

Christoph Gusenleitner has been Executive Vice President, Industrial Connectivity Solutions since April 2013. Prior to that, he served as Executive Vice President, EMEA Operations and Global Connectivity Products since joining Belden in April 2010. Prior to joining the Company, he was a partner at Bain & Company in its industrial goods and services practice in Munich. Prior to that, he was General Manager of KaVo Dental GmbH and Kaltenbach & Voigt GmbH in Biberach, Germany. KaVo is an affiliate of Danaher Corporation. During his four-year tenure at KaVo, Mr. Gusenleitner led the strategic planning process for the global Danaher Dental Equipment platform and led three business units and 18 sales subsidiaries in EMEA. He has a degree in electrical engineering from the University of Technology in Vienna, Austria and a Master of Science in Industrial Automation from Carnegie Mellon University.

John S. Norman has been Vice President, Finance, Acquisition Due Diligence and Integration since February 2014. Prior to that, he served as Vice President, Finance, Broadcast Solutions from September 2013 to January 2014; Vice President, Controller, and Chief Accounting Officer from July 2011 to August 2013; and Vice President, Finance for the Company’s EMEA division from January 2010 to June 2011. In February 2009, he was named Vice President of Belden, after joining Belden in May 2005 as Controller, and named Chief Accounting Officer in November 2005. Prior to joining the Company, he was vice president and controller of Graphic Packaging International Corporation, a paperboard packaging manufacturing company, from 1999 to 2003, and has 17 years’ experience in public accounting with PricewaterhouseCoopers, LLP. Mr. Norman has a B.S. in Accounting from the University of Missouri and is a Certified Public Accountant.

Glenn Pennycook has been Executive Vice President, Enterprise Connectivity Solutions since May 2013. Prior to that, he was President of the Enterprise Solutions Division, after joining Belden in November 2008. Prior to joining the Company, he spent 5 years with Pregis Corporation as Director of Operations for Protective Packaging Europe, and was promoted to Managing Director for Western Europe in 2005. He has a degree in Chemical Engineering from McMaster University, Hamilton Ontario, Canada.

Dhrupad Trivedi has been Executive Vice President, Industrial IT Solutions since April 2013. Prior to that, he was responsible for the Corporate Development and Strategy function since joining Belden in January 2010. Earlier, he was President, Trapeze Networks. Prior to joining the Company, he was responsible for General Management and Corporate Development roles at JDS Uniphase. He has 18 years of experience in the Networking and Communications industry. Dhrupad has an MBA from Duke University and a Ph.D. in Electrical Engineering from University of Massachusetts, Amherst.

Doug Zink has been Vice President and Chief Accounting Officer since September 2013. Prior to that, he has served as the Company’s Vice President, Internal Audit; Corporate Controller; and Director of Financial Reporting, after joining Belden in May 2007. Prior to joining the Company, he was a Financial Reporting Manager at TLC Vision Corporation, an eye care service company, from 2004 to 2007, and has five years of experience in public accounting with KPMG LLP and Arthur Andersen LLP. He holds Bachelor’s and Master’s Degrees in Accounting from Texas Christian University and is a Certified Public Accountant.

Item 1A. Risk Factors

We make forward-looking statements in this Annual Report on Form 10-K, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to investors, analysts, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations,” that are not historical facts, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC.

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

A challenging global economic environment could cause substantial reductions in our revenue and results of operations as a result of weaker demand by the end users of our products and price erosion. Price erosion may occur through competitors becoming more aggressive in pricing practices. A challenging global economy could also make it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. Our customers could also face issues gaining timely access to sufficient credit, which could have an adverse effect on our results if such events cause reductions in revenues, delays in collection or write-offs of receivables. Further, the demand for many of our products is economically sensitive and will vary with general economic activity, trends in nonresidential construction, investment in manufacturing facilities and automation, demand for information and broadcast technology equipment, and other economic factors.

Global economic uncertainty could result in a significant decline in the value of foreign currencies relative to the U.S. dollar, which could result in a significant adverse effect on our revenues and results of operations; could make it extremely difficult for our customers and us to accurately forecast and plan future business activities; and could cause our customers to slow or reduce spending on our products and services. Economic uncertainty could also arise from fiscal policy changes in the countries in which we operate.

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

In February 2014, we submitted a binding offer to purchase Grass Valley for approximately $220 million. The binding offer is subject to consultation with Grass Valley’s foreign labor works council, after which we plan to enter into a definitive agreement. While we expect to close the transaction in the first quarter of 2014, it remains subject to regulatory approvals, the completion of audited financial statements, and other customary closing conditions, and as such, there can be no assurance that this acquisition or other future acquisitions will occur, or that those that do occur will be successful.

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

In addition to manufacturing facilities in the U.S., we have manufacturing facilities in Brazil, Canada, China, Mexico, St. Kitts, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws. A risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant changes in, fiscal or monetary policy.

Approximately 50% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Mexican peso, the Australian dollar, the British pound, and the Brazilian real. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although the realignment of our manufacturing capacity among our global facilities may alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

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

Emerging markets are a significant focus of our strategic plan. The developing nature of these markets presents a number of risks. We may be unable to attract, develop, and retain appropriate talent to manage our businesses in emerging markets. Deterioration of social, political, labor, or economic conditions in a specific country or region may adversely affect our operations or financial results. Among the risks in emerging market countries are bureaucratic intrusions and delays, contract compliance failures, engrained business partners that do not comply with local or U.S. law, such as the Foreign Corrupt Practices Act, fluctuating currencies and interest rates, limitations on the amount and nature of investments, restrictions on permissible forms and structures of investment, unreliable legal and financial infrastructure, regime disruption and political unrest, uncontrolled inflation and commodity prices, fierce local competition by companies with better political connections, and corruption. In addition, the costs of compliance with local laws and regulations in emerging markets may negatively impact our competitive position as compared to locally owned manufacturers.

Our future success depends in part on our ability to develop and introduce new products.

Our markets are characterized by the introduction of products with increasing technological capabilities, including fiber optic and wireless signal transmission solutions that compete with the copper cable solutions that comprise a significant portion of our revenues. The relative costs and merits of copper cable solutions, fiber optic cable solutions, and wireless solutions, as well as alternatives to our non-cable product offerings, could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes, which will require continued investment in engineering, research and development, capital equipment, marketing, customer service, and technical support. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets. Competing technologies could cause the obsolescence of many of our products. See the discussion above in Part I, Item 1, under Research and Development.

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

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.

Of our $613.3 million cash and cash equivalents balance as of December 31, 2013, $226.2 million was held outside of the U.S. in our foreign operations. If we were to repatriate the foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations.

Changes in the price and availability of raw materials we use could be detrimental to our profitability.

Copper is a significant component of the cost of most of our cable products. Over the past few years, the prices of metals, particularly copper, have been highly volatile. Prices of other materials we use, such as polyvinylchloride (PVC) and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings will be reduced. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings will be reduced. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenues, and we may be required, according to the terms of contracts with certain of our distributors, to reimburse them for a portion of the price they paid for our products in their inventory. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur (including due to labor or political disputes), this could have a negative effect on revenues and earnings.

The global broadcast, enterprise, and industrial markets are highly competitive.

We face competition from other manufacturers for each of our global business platforms and in each of our geographic regions. These companies compete on price, reputation and quality, product technology and characteristics, and terms. Some multinational competitors have greater engineering, financial, manufacturing, and marketing resources than we have. Actions that may be taken by competitors, including pricing, business alliances, new product introductions, market penetration, and other actions, could have a negative effect on our revenues and profitability. Moreover, during economic downturns, some competitors that are highly leveraged both financially and operationally could become more aggressive in their pricing of products.

We may be unable to implement our strategic plan successfully.

Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. To achieve these goals, our strategic priorities are reliant on our Belden Business System, which includes continuing deployment of our Market Delivery System (MDS) so as to capture market share through end-user engagement, channel management, outbound marketing, and careful vertical market selection; improving our recruitment and development of talented associates; developing strong global business platforms; acquiring businesses that fit our strategic plan; and becoming a leading Lean company. Lean refers to a business management system that strives to create value for customers and deliver that value to the right place, at the right time, and in the right quantities while reducing or eliminating waste from all processes. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our MDS initiative may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

We rely on several key distributors in marketing our products.

The majority of our sales are through distributors. These distributors purchase and carry the products of our competitors along with our products. Our largest distributor, Anixter International Inc., accounted for 14% of our revenue in 2013. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily.

In the past, distributors have consolidated. Further consolidation of our distributors, particularly where the survivor relies more heavily on our competitors, could adversely impact our revenues and earnings. It could also result in consolidation of distributor inventory, which would temporarily depress our revenues. In addition, changes in the inventory levels of our products purchased and held by our distributors can result in significant variability in our revenues. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our distributors and other customers, which would adversely affect our results of operations.

Volatility of credit markets could adversely affect our business.

Uncertainty in U.S. and global financial and equity markets could make it more expensive for us to conduct our operations and more difficult for our customers to buy our products. Additionally, market volatility or uncertainty may cause us to be unable to pursue or complete acquisitions. Our ability to implement our business strategy and grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. Market conditions may prevent us from obtaining financing when we need it or on terms acceptable to us.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. Any disruption, whether from hackers or other sources, in our information systems or those of the third parties upon whom we rely could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement potential future information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

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

Under accounting principles generally accepted in the U.S., goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually or more often in certain circumstances if events indicate that the asset values may not be recoverable. We have incurred significant charges for the impairment of goodwill and other intangible assets in the past, and we may be required to do so again in future periods if the underlying value of our business declines. Such a charge would reduce our income without any change to our underlying cash flows.

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

Some of our employees, primarily outside the U.S., are members of collective bargaining groups. We believe that our relations with employees are generally good. However, if there were a dispute with one of these bargaining groups, the affected operations could be interrupted resulting in lost revenues, lost profit contribution, and customer dissatisfaction.

We are subject to current environmental and other laws and regulations, including the risks associated with possible climate change legislation.

We are subject to the environmental laws and regulations in each jurisdiction where we do business. We may be held responsible for remedial investigations and clean-up costs of certain sites damaged by the discharge of hazardous substances, including sites that have never been owned or operated by us but with respect to which we have been identified as a potentially responsible party under federal and state environmental laws. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions and changes in enforcement policies thereunder could adversely affect our operations due to increased costs of compliance and potential liability for noncompliance.

Greenhouse gas emissions and their possible impact on climate change are the subject of increasing public scrutiny. Executive action related to climate change may be pursued by the President of the United States, and legislation related to greenhouse gas emissions is repeatedly introduced by Congress. Future regulation of greenhouse gas also could occur pursuant to future U.S. treaty obligations or regulatory changes under existing environmental laws. In addition, our foreign operations could be subject to climate change regulation promulgated by the European Union or the countries in which we have facilities or otherwise conduct business. Additional climate change regulation may adversely affect our costs by increasing energy costs and raw material prices and requiring equipment modification or replacement.

There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Belden owns and leases manufacturing, warehousing, sales and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2014 through 2024.

The table below summarizes the geographic locations of our manufacturing facilities utilized by our segments as of December 31, 2013.

		Enterprise	Industrial		Utilized by
	Broadcast	Connectivity	Connectivity	Industrial IT	Multiple
	Solutions	Solutions	Solutions	Solutions	Segments	Total
Brazil	—	—	1	—	—	1
Canada	1	—	1	—	—	2
China	1	—	—	—	1	2
Denmark	1	1	—	—	—	2
Germany	—	—	—	1	—	1
Hungary	—	—	—	—	1	1
Italy	—	1	—	—	—	1
Mexico	1	—	—	—	2	3
Netherlands	—	—	1	—	—	1
St. Kitts	1	—	—	—	—	1
United States	5	1	3	2	3	14

Total	10	3	6	3	7	29

In addition to the manufacturing facilities summarized above, our segments also utilize approximately 21 warehouses worldwide. As of December 31, 2013, we owned or leased a total of approximately 6 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.

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

We are also a party to various legal proceedings and administrative actions that are incidental to our operations. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “BDC.”

As of February 18, 2014, there were 357 record holders of common stock of Belden Inc.

We declared a dividend of $0.05 per share in each quarter of 2013 and 2012. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2013 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$53.24	$55.69	$66.13	$72.07
Low	$45.00	$45.06	$50.10	$62.50

	2012 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$41.43	$38.39	$39.96	$45.00
Low	$34.30	$29.65	$30.93	$33.76

In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock. This program is funded by cash on hand and free cash flow. The program does not have an expiration date and may be suspended at any time at the discretion of the Company.

From inception of the program to December 31, 2013, we have repurchased 5.4 million shares of our common stock under the program for an aggregate cost of $218.8 million and an average price of $40.37. For the year ended December 31, 2013, we repurchased 1.7 million shares of our common stock under the program for an aggregate cost of $93.8 million and an average price of $54.76. Set forth below is information regarding our stock repurchases for the three months ended December 31, 2013.

			Total Number of Shares	Approximate Dollar
	Total Number	Average Price	Repurchased as Part of	Value of Shares that May
	of Shares	Paid	Publicly Announced	Yet Be Purchased Under
Period:	Repurchased	per Share	Plans or Programs	the Plans or Programs
September 30, 2013 through November 3, 2013	262,511	$60.71	262,511	$131,250,000
November 4, 2013 through December 1, 2013	—	—	—	131,250,000
December 2, 2013 through December 31, 2013	—	—	—	131,250,000

Total	262,511	$60.71	262,511	$131,250,000

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2013, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Dow Jones Electronic & Electrical Equipment Index. The comparison assumes $100 was invested on December 31, 2008, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

(1)	This chart and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ended December 31,
Company Name / Index	2009	2010	2011	2012	2013
Belden Inc.	6.2%	69.2%	-9.1%	35.9%	57.1%
S&P 500 Index	26.5%	15.1%	2.1%	16.0%	32.4%
Dow Jones Electronic & Electrical Equipment Index	47.7%	31.9%	-9.5%	22.6%	35.3%

	INDEXED RETURNS
	Years Ended December 31,
	Base Period
Company Name / Index	2008	2009	2010	2011	2012	2013
Belden Inc.	$100.00	$106.19	$179.62	$163.30	$221.93	$348.73
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones Electronic & Electrical Equipment Index	100.00	147.68	194.75	176.19	216.06	292.43

Item 6. Selected Financial Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of operations data:
Revenues	$2,069,193	$1,840,739	$1,882,187	$1,543,386	$1,304,088
Operating income	201,262	108,497	165,206	116,639	31,065
Income (loss) from continuing operations	104,734	43,236	101,308	61,276	(10,221)
Basic income (loss) per share from continuing operations	2.39	0.96	2.15	1.31	(0.22)
Diluted income (loss) per share from continuing operations	2.34	0.94	2.11	1.28	(0.22)

Balance sheet data:
Total assets	2,751,753	2,584,583	1,788,120	1,696,484	1,620,578
Long-term debt	1,364,536	1,135,527	550,926	551,155	543,942
Long-term debt, including current maturities	1,367,036	1,151,205	550,926	551,155	590,210
Stockholders’ equity	836,541	811,860	694,549	638,515	551,048

Other data:
Basic weighted average common shares outstanding	43,871	45,097	47,109	46,805	46,594
Diluted weighted average common shares outstanding	44,737	45,942	48,104	47,783	46,594
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In 2013, we re-organized the Company around four global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT. See Note 5 to the Consolidated Financial Statements. In 2013, we also acquired Softel in our fiscal first quarter. During 2013, we recognized severance and other restructuring costs, including accelerated depreciation expense, of $19.8 million, primarily related to plant consolidation activities in our Broadcast segment, and purchase accounting effects related to acquisitions, including the adjustment of acquired inventory to fair value, of $6.6 million.

In 2012, we acquired Miranda in our fiscal third quarter and PPC in our fiscal fourth quarter. We sold certain assets of our Chinese cable operations that conducted business primarily in the consumer electronics end market at the end of our fiscal fourth quarter. We sold our Thermax and Raydex cable business in 2012, which has been treated as a discontinued operation. During 2012, we also recognized a loss on debt extinguishment of $52.5 million, asset impairment and loss on sale of assets of $33.7 million, purchase accounting effects related to acquisitions, including the adjustment of acquired inventory to fair value, of $18.8 million, and severance and other restructuring costs of $17.9 million.

In 2011, we acquired ICM, Poliron, and Byres Security. During 2011, we also recognized severance expense of $4.9 million and asset impairment charges of $2.5 million.

In 2010, we acquired GarrettCom and the Communications Products business of Thomas & Betts. During 2010, we also recognized expenses from the effects of purchase accounting of $6.5 million, severance expense of $1.1 million, and asset impairment charges of $16.6 million.

In 2009, we streamlined our manufacturing, sales and administrative functions worldwide in an effort to reduce costs and mitigate the weakening demand experienced throughout the global economy. During 2009, we recognized severance and employee relocation expenses of $29.6 million, asset impairment charges of $27.8 million, loss on sale of assets of $17.2 million, accelerated depreciation expense of $2.6 million, and other charges related to our global restructuring actions of $24.1 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an innovative signal transmission solutions company built around four global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, and Industrial IT Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound and video for mission critical applications.

We strive to create shareholder value by:

•	Delivering highly engineered signal transmission solutions for mission-critical applications in a diverse set of global markets;

•	Maintaining a balanced product portfolio across end markets, applications, and geographies that allows for a disciplined approach to growth;

•

Capturing additional market share by using our Market Delivery System to improve channel and end-user relationships and to concentrate sales efforts on customers in higher growth geographies and vertical end-markets;

•	Managing our product portfolio to provide innovative and complete end-to-end solutions for our customers in applications for which we have operational expertise and can drive customer loyalty;

•	Acquiring leading companies, with innovative product portfolios and opportunities for synergies, that fit within our strategic framework;

•

Continuously improving our people, processes, and systems through scalable, flexible, and sustainable business systems for talent management, Lean enterprise, and acquisition cultivation and integration; and

•	Protecting and enhancing the value of the Belden brands.

We believe our business system, balance across markets and geographies, systematic go-to-market approach, extensive portfolio of innovative solutions, commitment to Lean principles, and improving margins present a unique value proposition that increases shareholder value.

To accomplish these goals, we use a set of tools and processes that are designed to continuously improve business performance in the critical areas of quality, delivery, cost, and innovation. We consider revenue growth, operating margin, free cash flows, and return on invested capital to be our key operating performance indicators. We also seek to acquire businesses that we believe can help us achieve these objectives. The extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition, and cash flows.

We generated approximately 50% of our sales outside of the U.S. in 2013. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. We continue to operate in a highly competitive business environment in our served markets and geographies. Our market and geographic diversity limits the impact of any one market or the economy of any single country on our consolidated operating results. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, we use indices for general economic trends to predict our outlook for the future given the broad range of products manufactured and end markets served.

We use the U.S. dollar as our reporting currency, although a substantial portion of our assets, liabilities, operating results, and cash flows reside in or are derived from countries other than the U.S. These assets, liabilities, operating results, and cash flows are translated from local currencies into the U.S. dollar using exchange rates effective during the applicable period. We have generally accepted the exposure to currency exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates relative to the U.S. dollar will continue to affect the reported amount of assets, liabilities, operating results, and cash flows in our Consolidated Financial Statements.

Significant Trends and Events in 2013

The following trends and events during 2013 had varying effects on our financial condition, results of operations, and cash flows.

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

Commodity Prices

Our operating results can be affected by changes in prices of commodities, primarily copper, silver, and compounds, which are components in some of the products we sell. Generally, as the costs of raw materials increase due to higher commodity prices, we raise selling prices to customers to cover the increase in costs, resulting in higher sales revenue but a lower gross profit percentage. Conversely, a decrease in commodity prices would result in lower sales revenue but a higher gross profit percentage. Selling prices of our products are affected by many factors, including end market demand, capacity utilization, overall economic conditions, and commodity prices. Importantly, however, there is no exact measure of the effect of changing commodity prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices or other commodity prices are estimates.

Channel Inventory

Our operating results also can be affected by the levels of Belden products purchased and held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold our products in their inventory in order to meet the service and on-time delivery requirements of their customers. Generally, as our channel partners and customers change the level of Belden products owned and held in their inventory, it impacts our revenues. Comparisons of our results between periods can be impacted by changes in the levels of channel inventory.

Market Growth and Market Share

The broadcast, enterprise, and industrial markets in which we operate can generally be characterized as highly competitive and highly fragmented, with many players. Based on available data for our served markets, we estimate that our market share ranges from approximately 15% - 20%. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage. We monitor available data regarding market growth, including independent market research reports, publicly available indices, and the financial results of our direct and indirect peer companies, in order to estimate the extent to which our served markets grew or contracted during a particular period. We expect that our unit sales volume will increase or decrease consistently with the market growth rate. Our strategic goal is to utilize our Market Delivery System to target faster growing geographies, applications, and trends within our end markets, in order to achieve growth that is higher than the general market growth rate. To the extent that we exceed the market growth rates, we consider it to be the result of capturing market share.

Acquisitions and Divestiture

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

Restructuring Activities

As a result of the recently completed acquisition of PPC, we consolidated certain operating facilities. In 2013, we recognized $14.9 million of severance and other restructuring costs, such as relocation and equipment transfer costs, and $4.9 million of accelerated depreciation expense, primarily as a result of facility consolidation in New York and other acquisition integration activities. We expect to incur minimal additional severance and other restructuring costs in 2014 as a result of these activities. These activities were contemplated as part of the decision to acquire PPC, and we expect the results of these activities to generate annualized cost savings of approximately $8-10 million beginning in 2014.

In 2012, in response to uncertain economic conditions, we implemented certain restructuring actions and recognized severance and other restructuring costs of $17.9 million. The actions included reducing headcount and renegotiating procurement related contracts in order to reduce our cost structure. We expected the results of these activities to generate annualized cost savings of approximately $20 million beginning in 2013, and we believe we have substantially achieved these cost savings.

We continuously review our business strategies. In order to remain competitive, our goal is to improve productivity on an annual basis. To the extent that market growth rates are low, we may need to restructure aspects of our business in order to meet our annual productivity targets. This could result in additional restructuring costs in future periods. The magnitude of restructuring costs in the future could be influenced by statutory requirements in the countries in which we operate and our internal policies with regard to providing severance benefits in the absence of statutory requirements.

Results of Operations

Consolidated Income from Continuing Operations before Taxes

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands, except percentages)
Revenues	$2,069,193	$1,840,739	$1,882,187	12.4%	-2.2%
Gross profit	704,429	566,597	541,521	24.3%	4.6%
Selling, general and administrative expenses	378,009	345,926	319,034	9.3%	8.4%
Research and development	83,277	65,410	54,752	27.3%	19.5%
Operating income	201,262	108,497	165,206	85.5%	-34.3%
Income from continuing operations before taxes	127,049	5,042	118,099	2,419.8%	-95.7%

2013 Compared to 2012

Revenues increased in 2013 from 2012 primarily due to acquisitions, which contributed $329.7 million of the increase.

Revenues were also impacted by the following factors:

•

An increase in unit sales volume, including changes in channel inventory, resulted in approximately an $8.0 million increase in revenues. Our balanced portfolio across end markets and geographies allowed us to generate an increase in volume, despite challenging economic conditions in various markets and geographies throughout the year. For example, we believe market share gains in industrial end markets partially mitigated the impact of uncertain economic conditions in enterprise end markets, including weak spending on non-residential construction and information technology projects.

•	Favorable currency translation resulted in a $3.6 million increase in revenues.

•	The disposal of our cable operations that primarily conducted business in the consumer electronics end market in 2012 resulted in a decrease in revenues of $97.8 million.

•	Lower copper costs resulted in an estimated revenue decrease of approximately $15 million.

Gross profit for 2013 included $7.1 million of severance and other restructuring costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. The severance and other restructuring costs and accelerated depreciation expense primarily resulted from our decision to consolidate manufacturing facilities as we integrate PPC. Gross profit for 2012 included $16.0 million of purchase accounting effects of acquisitions, including increased cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Miranda and PPC, and $6.5 million of severance and other restructuring costs. The $3.9 million decrease in these costs from 2012 to 2013 contributed to the increase in gross profit from 2012 to 2013.

Excluding the costs described above, our gross profit increased by $133.9 million from 2012 to 2013. The most significant factor was the impact of our acquisitions of Miranda and PPC, which contributed approximately $132.4 million of gross profit. The remainder of the increase was due to the increase in revenues and improved product mix, partially offset by the disposal of our cable operations that primarily conducted business in the consumer electronics end market in 2012.

Selling, general and administrative expenses increased in 2013 from 2012. Selling, general and administrative expenses for 2013 included $6.5 million of severance and other restructuring costs, compared to $10.0 million of severance and other restructuring costs for 2012. Excluding the impact of the severance and other restructuring costs, the increase in selling, general and administrative expenses was primarily due to the impact of our acquisitions completed in 2012, which contributed $52.6 million of the increase. Excluding the impact of the costs discussed above and the selling, general and administrative costs of the companies acquired in 2012, our selling, general and administrative expenses decreased by approximately $17.0 million due to improved productivity and our previously completed restructuring activities.

The increase in research and development costs in 2013 from 2012 was primarily due to our recent technology intensive acquisitions, which contributed approximately $19.0 million of the increase. Excluding the impact of the research and development costs of the companies acquired in 2012, our research and development costs decreased by approximately $1.0 million due to improved productivity and our previously completed restructuring activities.

Amortization of intangibles increased by $28.0 million due to the impact of our acquisitions completed in 2012.

Operating income for 2013 included $50.8 million of amortization of intangibles, $14.9 million of severance and other restructuring costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. Operating income for 2012 included $33.7 million of asset impairment and loss on sale of assets, $22.8 million of amortization of intangibles, $17.9 million of severance and other restructuring costs, and $18.8 million of expenses due to the effects of purchase accounting, primarily for cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Miranda and PPC. The $16.0 million decrease in these costs from 2012 to 2013 contributed to the increase in operating income.

Excluding the costs described above, operating income increased by $76.7 million from 2012 to 2013. The most significant factor was the impact of our acquisitions of Miranda and PPC, which contributed approximately $60.9 million of operating income. The remainder of the increase was due to an improved business portfolio, improved end-market mix, improved productivity as a result of the successful execution of our Lean Enterprise strategies and our previously completed restructuring activities, and leverage on the increase in revenues.

Interest expense increased in 2013 from 2012 due to our increase in total debt incurred to finance our 2012 acquisitions. Our effective interest rate on outstanding borrowings as of December 31, 2013 was 5.1%. Interest expense for 2013 includes $1.7 million of interest expense associated with an uncertain tax positions.

Income from continuing operations before taxes increased in 2013 from 2012 due to the increases in operating income discussed above. In addition, 2012 included a loss on debt extinguishment of $52.5 million in income (loss) from continuing operations before taxes, compared to $1.6 million in 2013. In 2012, we completed a tender offer and repurchased all of our senior subordinated notes due 2017 and $194.8 million of our senior subordinated notes due 2019, which resulted in the loss on extinguishment of debt of $52.5 million.

2012 Compared to 2011

Revenues decreased in 2012 compared to 2011 primarily for the following reasons:

•	A decrease in unit sales volume primarily due to weak demand and inventory reductions by our channel partners and customers resulted in a decrease in revenues of approximately $50 million.

•	Lower copper costs resulted in an estimated decrease in revenues of approximately $50 million.

•

Unfavorable currency translation resulted in a decrease in revenues of approximately $35 million. The unfavorable currency translation was primarily due to the euro and Brazilian real weakening against the U.S. dollar.

These decreases were partially offset by acquisitions during 2012 and 2011, which contributed an approximate $94 million increase in revenues.

Gross profit in 2012 included $22.5 million of costs, which are described further above. Gross profit in 2011 included $2.9 million of severance and other restructuring costs. Excluding the impact of these costs, gross profit increased by $44.7 million from 2011 to 2012. The most significant factor was the impact of our acquisitions completed in 2012 and 2011, which contributed approximately $55.2 million of gross profit. The remainder of the change was due to the decline in revenues discussed above, partially offset by improved productivity due to our Lean Enterprise initiatives and previously completed restructuring activities and favorable product mix.

Selling, general and administrative expenses increased in 2012 from 2011. Selling, general and administrative expenses for 2012 included $10.0 million of severance and other restructuring costs, compared to $2.0 million of severance and other restructuring costs for 2011. Excluding the impact of the severance and other restructuring costs, the increase in selling, general and administrative expenses was primarily due to the impact of our acquisitions completed in 2012, which contributed $22.3 million of the increase. Excluding the impact of the costs discussed above and the selling, general and administrative costs of the companies acquired in 2012, our selling, general and administrative expenses decreased by approximately $3.4 million due to improved productivity and our previously completed restructuring activities.

The increase in research and development costs in 2012 from 2011 was primarily due to our recent technology intensive acquisitions, which contributed approximately $9.7 million of the increase. The remainder of the increase is due to investments in new product development.

Operating income in 2012 included $93.2 million of costs, which are described above. Operating income in 2011 included $13.1 million of amortization of intangibles, $4.9 million of severance and other restructuring costs, and $2.5 million of asset impairment. Excluding the impact of these costs, operating income increased by $16.0 million from 2011 to 2012. The most significant factor was the impact of our acquisitions completed in 2012 and 2011, which contributed approximately $18.3 million of operating income. The remainder of the change was due to the decline in revenues discussed above, partially offset by improved productivity due to our Lean Enterprise initiatives and previously completed restructuring activities and favorable product mix.

Income from continuing operations before taxes decreased in 2012 compared to 2011 due to the decrease in operating income discussed above, as well as the loss on debt extinguishment of $52.5 million described above.

Income Taxes

	2013	2012	2011
	(In thousands, except percentages)
Income from continuing operations before taxes	$127,049	$5,042	$118,099
Income tax expense (benefit)	22,315	(38,194)	16,791
Effective tax rate	17.6%	-757.5%	14.2%

2013 Compared to 2012

We recognized income tax expense of $22.3 million in 2013, representing an effective tax rate for 2013 of 17.6%. Our income tax expense in 2013 included several significant discrete items. We recognized $4.8 million of tax expense for uncertain tax position liabilities, primarily related to a foreign tax audit. Income tax expense for 2013 also included a net $4.2 million tax benefit due to the impact of tax law changes, primarily for tax law changes in the U.S. regarding the portion of our foreign income that is taxable in the U.S. In 2012, as a result of recognizing two significant discrete items, we recognized income tax benefit of $38.2 million. The significant discrete items from 2012 are discussed further below.

Our income tax expense was impacted by several other factors. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $15.4 million and $14.0 million for 2013 and 2012, respectively.

Our income tax expense also was impacted by domestic permanent differences and tax credits. In 2013, our income tax expense included a benefit of $8.5 million from domestic permanent differences and tax credits, compared to expense in 2012 of $4.9 million. The change from 2012 to 2013 was caused primarily by changes in certain tax laws in the U.S. that decreased the portion of our foreign income that was taxable in the U.S. in 2013 compared to 2012. In general, our significant domestic permanent differences and tax credits stem from foreign income that is taxable in the U.S., deductions available for domestic manufacturing activities, credits for taxes paid in foreign jurisdictions on income that is also taxable in the U.S., and credits for research and development activities.

As of December 31, 2013, we maintained a valuation allowance on our deferred tax assets of $10.2 million. The most significant component of the valuation allowance was $7.1 million of deferred tax assets for certain U.S. state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these assets were not realizable as of December 31, 2013 due to a history of net operating losses and tax credits expiring without being utilized in certain states and because the current forecast of income is not sufficient to utilize all of these state net operating losses and tax credits prior to expiration.

2012 Compared to 2011

We recognized an income tax benefit of $38.2 million in 2012, compared to income tax expense of $16.8 million in 2011. Our income tax benefit in 2012 included two significant discrete items. First, we recorded a $21.0 million tax benefit related to the settlement of a tax sharing agreement with Cooper Industries. Second, we recorded a $9.5 million tax benefit due to the net changes in deferred tax asset valuation allowances, primarily in foreign jurisdictions. See further discussion below. Income tax expense for 2011 also included two significant discrete items, an $8.0 million tax benefit due to the net changes in deferred tax asset valuation allowances, primarily in foreign jurisdictions, and a $1.3 million tax benefit due to the reduction of our reserve for uncertain tax positions, primarily due to the settlement of a foreign tax audit.

Our income tax expense was impacted by several other factors. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $14.0 million and $8.0 million for 2012 and 2011, respectively.

Our income tax expense also was impacted by domestic permanent differences and tax credits. In 2012 our income tax expense was negatively impacted by $4.9 million from domestic permanent differences and tax credits, compared to a benefit in 2011 of $8.1 million. The change from 2011 to 2012 was caused primarily by an expiration of certain tax laws in the U.S. that increased the portion of our foreign income that was taxable in the U.S. in 2012 compared to 2011. In general, our significant domestic permanent differences and tax credits stem from foreign income that is taxable in the U.S., deductions available for domestic manufacturing activities, credits for taxes paid in foreign jurisdictions on income that is also taxable in the U.S., and credits for research and development activities.

In 2012, we recorded a net income tax benefit of $9.5 million due to changes in valuation allowances in foreign and domestic jurisdictions. The most significant change was a reduction of the valuation allowance related to deferred tax assets for net operating losses in the Netherlands of $11.7 million. We reduced the valuation allowance in the Netherlands because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in our assessment of the realizability of the deferred tax assets included: 1) the generation by the business of income in 2011 and 2012, with a significant increase year-over-year, due in part to operational changes in the business that improved profitability, such as headcount and other cost reductions, improvements in logistics and procurement processes, and on-going productivity initiatives; 2) the implementation of tax planning strategies surrounding acquisition financing that will generate increased future income in the Netherlands; and 3) the implementation of other tax planning strategies surrounding intercompany activities that will generate additional income in the Netherlands in future years. The negative evidence considered included historical losses in the Netherlands in 2010 and certain prior years.

During 2012, we also reduced valuation allowances related to deferred tax assets for net operating losses in the U.S. of $1.2 million and Canada of $0.5 million, and we recorded valuation allowances of $3.9 million related to deferred tax assets for net operating losses in Asia, primarily China and Hong Kong. These changes to our valuation allowances were made based on our assessments of the realizability of those deferred tax assets, giving consideration to all available evidence, including all future sources of income in the applicable jurisdictions.

As of December 31, 2012, we maintained a valuation allowance on our deferred tax assets of $7.5 million. The most significant component of the valuation allowance was $4.7 million of deferred tax assets for certain U.S. state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these assets were not realizable as of December 31, 2012 due to a history of net operating losses and tax credits expiring without being utilized and because the current forecast of income was not sufficient to utilize all of these net operating losses and tax credits prior to expiration.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws. See further discussion in Part 1, Item 1A, Risk Factors, under “We may experience significant variability in our quarterly and annual effective tax rate which would affect our reported net income.”

Broadcast Solutions

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands, except percentages)
Revenues	$663,900	$356,320	$314,733	86.3%	13.2%
Operating income (loss)	15,099	(11,657)	21,523	229.5%	-154.2%
as a percent of revenues	2.3%	-3.3%	6.8%

Broadcast revenues increased in 2013 from 2012 primarily due to acquisitions, which contributed $329.7 million to the increase in revenues. The increase in revenues was partially offset by a decrease in unit sales volume, including the impact of changes in channel inventory, of approximately $19.1 million. The decrease in volume was due in part to the favorable impact of the Olympics and the U.S. presidential election cycle in 2012. Lower copper costs resulted in an estimated revenue decrease of approximately $3 million.

Operating income for 2013 included $46.0 million of amortization of intangibles, $12.1 million of severance and other restructuring costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. Operating loss for 2012 included $16.8 million of amortization of intangibles, $4.9 million of severance and other restructuring costs, and $16.5 million of expenses due to the effects of purchase accounting, primarily for cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Miranda and PPC.

Excluding the costs described above, operating income increased by $58.2 million from 2012 to 2013. The most significant factor was the impact of our acquisitions of Miranda and PPC, which contributed approximately $60.9 million of operating income. The increase in operating income due to acquisitions was partially offset by a decrease in operating income due to the decline in sales volume.

Broadcast revenues increased in 2012 from 2011 primarily due to acquisitions, which contributed $89.6 million to the increase in revenues. The increase in revenues was partially offset by a decrease in unit sales volume, including the impact of changes in channel inventory, of approximately $44.2 million. Lower copper costs and unfavorable currency translation resulted in an estimated revenue decrease of approximately $2 million and $1.8 million, respectively.

Operating loss in 2012 included $38.2 million of costs, which are described above. Operating income in 2011 included $4.4 million of amortization of intangibles. Excluding the impact of these costs, operating income increased by $0.6 million from 2011 to 2012. The most significant factor was the impact of our acquisitions completed in 2012 and 2011, which contributed approximately $18.7 million of operating income. The impact of our acquisitions was offset by the decline in sales volume discussed above and unfavorable product mix.

Enterprise Connectivity Solutions

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands, except percentages)
Revenues	$493,129	$496,857	$546,800	-0.8%	-9.1%
Operating income	48,753	40,056	41,750	21.7%	-4.1%
as a percent of revenues	9.9%	8.1%	7.6%

Enterprise Connectivity revenues decreased in 2013 from 2012 due to lower copper costs, which resulted in an estimated decrease in revenues of approximately $5 million. The decrease was partially offset by an increase in unit sales volume of approximately $1.1 million. An increase in channel inventory partially mitigated a decrease in volume due to challenging economic conditions, including weak spending on non-residential construction and information technology projects. Favorable currency translation resulted in a revenue increase of approximately $0.2 million.

Operating income increased in 2013 from 2012. Operating income in 2012 included $3.2 million of severance and other restructuring costs and $1.5 million of asset impairment. There were no significant severance and other restructuring costs or asset impairment in 2013. The $4.7 million decrease in these costs above contributed to the increase in operating income in 2013 from 2012. The remainder of the increase in operating income was due to the timing of favorable input costs and leverage on the increase in unit sales volume noted above.

Enterprise Connectivity revenues decreased in 2012 from 2011 primarily due to a $21.4 million decrease in unit sales volume resulting from inventory reductions by our channel partners. In addition, lower copper costs and unfavorable currency translation resulted in an estimated decrease in revenues of approximately $19 million and $9.5 million, respectively.

Operating income decreased in 2012 from 2011 due to the impact of the $4.7 million of costs noted above, including severance and other restructuring costs and asset impairment. There were no significant severance and other restructuring costs or asset impairment in 2011. Excluding the impact of these costs, operating income increased due to favorable input costs and improved productivity due to our Lean Enterprise initiatives, partially offset by the impact of the decrease in revenues.

Industrial Connectivity Solutions

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands, except percentages)
Revenues	$680,643	$670,112	$665,035	1.6%	0.8%
Operating income	92,562	72,366	69,200	27.9%	4.6%
as a percent of revenues	13.6%	10.8%	10.4%

Industrial Connectivity revenues increased in 2013 from 2012 due to an increase in unit sales volume, including changes in channel inventory, of approximately $19.1 million. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Lower copper costs partially offset the increase in revenues by an estimated $7 million. Unfavorable currency translation resulted in a decrease in revenues of approximately $1.6 million.

Operating income in 2012 included $9.2 million of severance and other restructuring costs and $2.4 million of asset impairment. There were no significant severance and other restructuring costs or asset impairment in 2013. The decrease in these costs contributed to the increase in operating income in 2013 from 2012. The remainder of the increase in operating income from 2012 to 2013 was primarily due to improved productivity due to our Lean Enterprise initiatives and leveraging the increase in revenues discussed above.

Industrial Connectivity revenues increased in 2012 from 2011 due to an increase in unit sales volume, net of the effects of inventory reductions by our channel partners, of approximately $28.5 million. Revenues also increased by approximately $9.6 million due to acquisitions. Lower copper costs and unfavorable currency translation partially offset the increase in revenues by an estimated $21 million and $12.0 million, respectively.

Operating income in 2012 included the $11.6 million of costs noted above, including severance and other restructuring costs and asset impairment. In 2011, operating income included approximately $3.0 million of such costs, primarily for severance and other restructuring activities. Excluding the impact of these costs, operating income increased primarily due to leveraging the increase in revenues discussed above. In addition, operating income increased due to improved productivity and favorable product mix.

Industrial IT Solutions

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands, except percentages)
Revenues	$231,521	$219,679	$231,374	5.4%	-5.1%
Operating income	38,440	32,807	31,992	17.2%	2.5%
as a percent of revenues	16.6%	14.9%	13.8%

Industrial IT revenues increased in 2013 from 2012 due to an increase in unit sales volume, including changes in channel inventory, of approximately $6.9 million. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Revenues also increased by approximately $4.9 million due to favorable currency translation.

Operating income increased in 2013 from 2012 primarily due to leveraging the increase in revenues discussed above and improved productivity due to our Lean Enterprise initiatives. Operating income in 2013 included $1.7 million of severance and other restructuring costs, compared to $0.5 million in 2012.

Industrial IT revenues decreased in 2012 from 2011 due to unfavorable currency translation of approximately $10.0 million. In addition, a decrease in unit sales volume, including the effects of inventory reductions by our channel partners, resulted in a $2.6 million decrease in revenues. Acquisitions contributed approximately $0.9 million of revenues.

Operating income increased from 2011 to 2012 due to the benefits of favorable product mix and improved productivity due to our Lean Enterprise initiatives, which more than offset the impact of decreases in revenues.

All Other

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands, except percentages)
Revenues	$—	$97,771	$124,245	-100.0%	-21.3%
Operating income (loss)	1,278	(32,640)	(6,168)	103.9%	-429.2%
as a percent of revenues	n/a	-33.4%	-5.0%

All Other includes the results of our cable operations that conducted business primarily in the consumer electronics end market in China, which we sold in 2012. In 2013, we recorded $1.3 million of operating income due to a favorable resolution with the buyer of those assets regarding the closing date working capital. In 2012, operating loss includes asset impairment and loss on sale of assets of approximately $29.8 million.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million and recognized a pre-tax gain of $211.6 million ($124.7 million after-tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In 2013, we recognized a $1.4 million loss from discontinued operations for income tax expense related to this disposed business.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of December 31, 2013, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

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

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2014 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended
	December 31,
	2013	2012
	(In thousands)
Net cash provided by (used for):
Operating activities	$164,601	$139,388
Investing activities	(43,284)	(591,940)
Financing activities	92,763	464,762
Effects of currency exchange rate changes on cash and cash equivalents	4,129	333

Increase in cash and cash equivalents	218,209	12,543
Cash and cash equivalents, beginning of year	395,095	382,552

Cash and cash equivalents, end of year	$613,304	$395,095

Net cash provided by operating activities totaled $164.6 million in 2013 compared to $139.4 million in 2012. The significant increase in income from continuing operations contributed to the increase in cash provided by operating activities. The impact from an increase in income from continuing operations was partially offset by an increase in the usage of cash due to changes in operating assets and liabilities. In 2013, changes in operating assets and liabilities were a use of cash of $42.9 million, compared to $27.6 million in 2012.

The most significant use of cash for operating activities in 2013 related to taxes. Accrued taxes were a use of cash of $89.4 million in 2013, compared to $10.8 million in 2012. The primary reason for the increase in cash used for taxes in 2013 was the planned payments of two significant tax items. First, in 2013, we paid $41.8 million of our estimated tax liability related to the 2012 sale of the Thermax and Raydex cable business. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, in 2013, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012.

Net cash used for investing activities totaled $43.3 million in 2013 compared to $591.9 million in 2012. Investing activities in 2013 included capital expenditures of $40.2 million, payments for acquisitions, net of cash acquired, of $10.0 million, the receipt of proceeds from previously disposed businesses of $3.7 million, and the receipt of $3.2 million of proceeds from the sale of tangible assets, primarily real estate in the Broadcast and Enterprise Connectivity segments. The most significant investing activities in 2012 were payments, net of cash acquired, for the acquisitions of Miranda and PPC totaling $860.4 million. Other investing activities in 2012 included the receipt of proceeds from the disposal of our Thermax and Raydex cable business and consumer electronics assets of $299.8 million, capital expenditures of $41.0 million, and the receipt of $9.6 million of proceeds from the sale of tangible assets.

Net cash provided by financing activities in 2013 totaled $92.8 million compared to $464.8 million in 2012. The most significant financing activities in 2013 were the issuance of $388.2 million of 5.5% senior subordinated notes due 2023, the raising of $249.4 million of proceeds under a new term loan due 2020, and the repayments of $434.7 million of borrowings outstanding under the revolving credit component and Canadian term loan of our senior secured credit facility. Financing activities in 2013 also included payments under our share repurchase program of $93.8 million and payments of debt issuance costs of $17.4 million. The most significant financing activities in 2012 were borrowings of $1,150.0 million, debt repayments of $593.9 million, payments under our share repurchase program of $75.0 million, and payments of debt issuance costs of $15.4 million.

Our cash and cash equivalents balance was $613.3 million as of December 31, 2013. Of this amount, $226.2 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of December 31, 2013 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $413.0 million aggregate principal of 5.5% senior subordinated notes due 2023, $248.8 million of term loan borrowings due 2020, and $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019. Additional discussion regarding our various borrowing arrangements is included in Note 12 to the Condensed Consolidated Financial Statements. As of December 31, 2013, there were no outstanding borrowings under our revolver, and we had $325.0 million in available borrowing capacity.

Contractual obligations outstanding at December 31, 2013, have the following scheduled maturities:

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt obligations (1)(2)	$1,367,036	$2,500	$5,000	$5,000	$1,354,536
Interest payments on long-term debt obligations	592,827	69,754	139,264	138,939	244,870
Operating lease obligations (3)	74,168	17,664	23,448	11,933	21,123
Purchase obligations (4)	10,270	10,270	—	—	—
Other commitments (5)	18,639	7,211	7,359	4,069	—
Pension and other postemployment obligations	109,991	11,562	23,503	21,719	53,207

Total	$2,172,931	$118,961	$198,574	$181,660	$1,673,736

(1)	As described in Note 12 to the Consolidated Financial Statements.
(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.
(3)	As described in Note 20 to the Consolidated Financial Statements.
(4)

Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)	Does not include accounts payable reflected in the financial statements. Includes obligations for uncertain tax positions (see Note 14 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Standby financial letters of credit	$6,817	$6,807	$10	$—	$—
Bank guarantees	4,845	4,845	—	—	—
Surety bonds	1,715	1,715	—	—	—

Total	$13,377	$13,367	$10	$—	$—

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 of our Consolidated Financial Statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple elements. For these arrangements, when the elements can be separated, the revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element. Generally, we determine relative selling price using our best estimate of selling price, as we do not have vendor specific objective evidence or third party evidence of fair value for such arrangements.

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also reserve for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them by reducing revenues and accounts receivable. We determine our estimate based on our historical Adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the Adjustments. We also adjust inventory and cost of sales for the estimated level of returns.

We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Adjustments. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Adjustments as of December 31, 2013 would have affected net income by less than $1 million in 2013.

Income Taxes

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

We have significant tax credit carryforwards in the U.S. on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. We expect to generate enough taxable income in the future to utilize these tax credits. Furthermore, in 2014 we expect to continue implementation of tax planning strategies that will help generate additional foreign source income in the carryforward period. In addition, we have significant research and development related tax credit carryforwards in Canada on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of Canadian taxable income, and we expect to generate enough taxable income in the future to utilize these tax credits.

Significant judgment is required in evaluating our uncertain tax positions. We establish accruals for uncertain tax positions when we believe that the full amount of the associated tax benefit may not be realized. In the future, if we prevail in matters for which accruals have been established previously or pay amounts in excess of reserves, there could be a material effect on our income tax provisions in the period in which such determination is made. In addition, our foreign subsidiaries’ undistributed income is considered to be indefinitely reinvested and, accordingly, we do not record a provision for U.S. federal and state income taxes on this foreign income. If this income was not considered to be indefinitely reinvested, it would be subject to U.S. federal and state income taxes and could materially affect our income tax provision.

Goodwill and Indefinite-Lived Intangible Assets

We test our goodwill and other indefinite-lived intangible assets not subject to amortization for impairment on an annual basis during the fourth quarter or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.

We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Broadcast, Enterprise, Industrial Connectivity, and Industrial IT) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified three reporting units within Broadcast, one reporting unit within Enterprise, four reporting units within Industrial Connectivity, and one reporting unit within Industrial IT for purposes of goodwill impairment testing. As a result of our change in segments in 2013, we were required to reassign the carrying amount of goodwill to our new reporting units based on the relative fair value assigned as of the effective date of the change in segments. There was no goodwill impairment at the time of the change in segments.

The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below.

For our annual impairment test in 2013, we performed a quantitative assessment for each of our reporting units. Under a quantitative assessment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. For example, in our 2013 quantitative goodwill impairment analyses performed, the discount rates for our reporting units ranged from 9.6% to 12.7% and the long-term growth rates ranged from 3% to 6%. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples (revenues or EBITDA) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.

We determined that none of our goodwill was impaired during 2013. The fair values of our reporting units were substantially in excess of the carrying values as of our most recent impairment testing date. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. By their nature, these assumptions involve risks and uncertainties, with the primary factor that could have an adverse effect being our assumptions relating to growing revenues consistent with our strategic plan.

We test our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2013. Rather, we performed a quantitative assessment for each of our trademarks in 2013. Under the quantitative assessments, we determined the fair value of each trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired during 2013. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we used to test for impairment losses on goodwill and other intangible assets. However, if actual results are significantly different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.

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

As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in an increase in 2013 net periodic benefit cost of approximately $0.8 million and an increase in the projected benefit obligations as of December 31, 2013 of approximately $18.0 million. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in 2013 net periodic benefit cost of approximately $0.8 million.

Business Combination Accounting

We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We typically engage third party valuation specialists to assist in the fair value determination of inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the business combination date. As necessary, we may engage third party specialists to assist in the estimation of fair value for certain liabilities. We adjust the preliminary purchase price allocation, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings. As of December 31, 2013, the measurement period for the purchase price allocation of all prior acquisitions is complete.

See Note 3 to the Consolidated Financial Statements for the acquisition-related information associated with significant acquisitions completed in the last three fiscal years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from currency exchange rates, certain commodity prices, interest rates, and credit extended to customers. Each of these risks is discussed below.

Currency Exchange Rate Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.

Our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We generally view our investments in international subsidiaries with functional currencies other than the U.S. dollar as long-term. As a result, we do not generally use derivatives to manage these net investments.

Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations.

Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. We did not have any foreign currency derivatives outstanding as of December 31, 2013.

Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Mexican peso, Australian dollar, British pound, and Brazilian real.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2013 or 2012.

The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2013. The unconditional purchase obligations will settle during 2014.

	Purchase	Fair
	Amount	Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	1,624
Weighted average price per pound	$3.30

Commitment amounts	$5,362	$5,586

Unconditional aluminum purchase obligations:
Commitment volume in pounds	350
Weighted average price per pound	$0.97

Commitment amounts	$340	$330

Total unconditional purchase obligations	$5,702	$5,916

We are also exposed to price risk related to our purchase of selected commodities derived from petrochemical feedstocks used in our products. We generally purchase these commodities based upon market prices established with the vendors as part of the purchase process. Pricing of these commodities is volatile as they tend to fluctuate with the price of oil. Historically, we have not used commodity financial instruments to hedge prices for commodities derived from petrochemical feedstocks.

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2013 or 2012. See Note 13 to the Consolidated Financial Statements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2013.

	Principal Amount by Expected Maturity			Fair
	2014	Thereafter	Total	Value
	(In thousands, except interest rates)

Variable-rate term loan due 2020	$2,500	$246,275	$248,775	$248,775
Average interest rate	3.25%	3.25%

Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$688,191
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2023	$—	$413,040	$413,040	$404,779
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,645
Average interest rate		9.25%

Total			$1,367,036	$1,347,390

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2013, we had $48.3 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 16% of our total accounts receivable outstanding at December 31, 2013. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 27, 2014

Belden Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$613,304	$395,095
Receivables, net	304,204	300,864
Inventories, net	207,980	215,282
Deferred income taxes	28,767	19,885
Other current assets	41,243	28,456

Total current assets	1,195,498	959,582
Property, plant and equipment, less accumulated depreciation	300,835	307,048
Goodwill	773,048	778,708
Intangible assets, less accumulated amortization	376,976	428,273
Deferred income taxes	26,034	46,970
Other long-lived assets	79,362	64,002

	$2,751,753	$2,584,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,897	$183,672
Accrued liabilities	199,169	166,272
Current maturities of long-term debt	2,500	15,678
Current liabilities of discontinued operations	—	86,860

Total current liabilities	401,566	452,482
Long-term debt	1,364,536	1,135,527
Postretirement benefits	105,924	144,320
Other long-term liabilities	43,186	40,394
Stockholders’ equity:
Preferred stock, par value $0.01 per share— 2,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 43,455 and 44,168 shares outstanding at 2013 and 2012, respectively	503	503
Additional paid-in capital	585,753	598,180
Retained earnings	556,214	461,756
Accumulated other comprehensive loss	(29,181)	(30,565)
Treasury stock, at cost— 6,880 and 6,167 shares at 2013 and 2012, respectively	(276,748)	(218,014)

Total stockholders’ equity	836,541	811,860

	$2,751,753	$2,584,583

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$2,069,193	$1,840,739	$1,882,187
Cost of sales	(1,364,764)	(1,274,142)	(1,340,666)

Gross profit	704,429	566,597	541,521
Selling, general and administrative expenses	(378,009)	(345,926)	(319,034)
Research and development	(83,277)	(65,410)	(54,752)
Amortization of intangibles	(50,803)	(22,792)	(13,149)
Income from equity method investment	8,922	9,704	13,169
Asset impairment and loss on sale of assets	—	(33,676)	(2,549)

Operating income	201,262	108,497	165,206
Interest expense	(73,095)	(52,038)	(48,118)
Interest income	494	1,033	1,011
Loss on debt extinguishment	(1,612)	(52,450)	—

Income from continuing operations before taxes	127,049	5,042	118,099
Income tax benefit (expense)	(22,315)	38,194	(16,791)

Income from continuing operations	104,734	43,236	101,308
Income (loss) from discontinued operations, net of tax	(1,421)	16,774	13,037
Gain from disposal of discontinued operations, net of tax	—	134,480	—

Net income	$103,313	$194,490	$114,345

Weighted average number of common shares and equivalents:
Basic	43,871	45,097	47,109
Diluted	44,737	45,942	48,104

Basic income (loss) per share:
Continuing operations	$2.39	$0.96	$2.15
Discontinued operations	(0.03)	0.37	0.28
Disposal of discontinued operations	—	2.98	—

Net income	$2.36	$4.31	$2.43

Diluted income (loss) per share:
Continuing operations	$2.34	$0.94	$2.11
Discontinued operations	(0.03)	0.36	0.27
Disposal of discontinued operations	—	2.93	—

Net income	$2.31	$4.23	$2.38

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$103,313	$194,490	$114,345

Foreign currency translation, net of tax of $2.2 million, $0.0 million, and $0.0 million, respectively	(20,720)	(1,414)	(4,632)
Foreign currency hedging instruments, net of tax of $0.0 million, $1.6 million, and $0.0 million, respectively	—	2,467	—
Adjustments to pension and postretirement liability, net of tax of $14.0 million, $3.2 million, and $4.8 million, respectively	22,104	(8,909)	(9,158)

Other comprehensive income (loss), net of tax	1,384	(7,856)	(13,790)

Comprehensive income	$104,697	$186,634	$100,555

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$103,313	$194,490	$114,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,451	59,355	50,174
Share-based compensation	14,854	12,374	11,241
Deferred income tax expense (benefit)	5,457	(42,750)	2,294
Provision for inventory obsolescence	4,623	5,085	1,160
Pension funding less than pension expense	2,833	593	3,812
Loss on debt extinguishment	1,612	52,450	—
Asset impairment and loss on sale of assets	—	33,676	2,549
Gain on sale of businesses and tangible assets	—	(134,480)	—
Income from equity method investment	(8,922)	(9,704)	(13,169)
Tax benefit related to share-based compensation	(10,734)	(4,119)	(1,790)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(18,132)	5,628	4,680
Inventories	2,249	31,706	(22,873)
Accounts payable	12,994	(55,166)	9,281
Accrued liabilities	31,690	(681)	12,317
Accrued taxes	(89,427)	(10,760)	(55)
Other assets	4,542	968	12,219
Other liabilities	13,198	723	(1,622)

Net cash provided by operating activities	164,601	139,388	184,563

Cash flows from investing activities:
Capital expenditures	(40,209)	(41,010)	(40,053)
Cash used to acquire businesses, net of cash acquired	(9,979)	(860,353)	(60,519)
Proceeds from disposal of business	3,735	299,848	—
Proceeds from disposal of tangible assets	3,169	9,575	1,213

Net cash used for investing activities	(43,284)	(591,940)	(99,359)

Cash flows from financing activities:
Borrowings under credit arrangements	637,595	1,149,966	—
Payments under borrowing arrangements	(434,743)	(593,864)	—
Tax benefit related to share-based compensation	10,734	4,119	1,790
Proceeds from settlement of derivatives	—	4,024	—
Proceeds from exercise of stock options, net of withholding tax payments	(3,019)	2,372	4,599
Cash dividends paid	(6,678)	(11,441)	(9,410)
Debt issuance costs paid	(17,376)	(15,414)	(3,296)
Payments under share repurchase program	(93,750)	(75,000)	(50,000)

Net cash provided by (used for) financing activities	92,763	464,762	(56,317)

Effect of foreign currency exchange rate changes on cash and cash equivalents	4,129	333	(4,988)

Increase in cash and cash equivalents	218,209	12,543	23,899
Cash and cash equivalents, beginning of period	395,095	382,552	358,653

Cash and cash equivalents, end of period	$613,304	$395,095	$382,552

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

							Accumulated
							Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(In thousands)
Balance at December 31, 2010	50,335	$503	$595,519	$171,568	(3,290)	$(120,156)	$(8,919)	$638,515

Net income	—	—	—	114,345	—	—	—	114,345
Foreign currency translation	—	—	—	—	—	—	(4,632)	(4,632)
Adjustments to pension and postretirement liability, net of $4.8 million tax	—	—	—	—	—	—	(9,158)	(9,158)

Other comprehensive loss, net of tax								(13,790)
Exercise of stock options, net of tax withholding forfeitures	—	—	(2,214)	—	264	6,076	—	3,862
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(4,852)	—	151	2,988	—	(1,864)
Share repurchase program	—	—	—	—	(1,635)	(50,000)	—	(50,000)
Share-based compensation	—	—	13,031	—	—	—	—	13,031
Dividends ($0.20 per share)	—	—	—	(9,550)	—	—	—	(9,550)

Balance at December 31, 2011	50,335	$503	$601,484	$276,363	(4,510)	$(161,092)	$(22,709)	$694,549

Net income	—	—	—	194,490	—	—	—	194,490
Foreign currency translation	—	—	—	—	—	—	1,053	1,053
Adjustments to pension and postretirement liability, net of $3.2 million tax	—	—	—	—	—	—	(8,909)	(8,909)

Other comprehensive loss, net of tax								(7,856)
Exercise of stock options, net of tax withholding forfeitures	—	—	(8,694)	—	243	9,431	—	737
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,103)	—	172	8,647	—	(2,456)
Share repurchase program	—	—	—	—	(2,072)	(75,000)	—	(75,000)
Share-based compensation	—	—	16,493	—	—	—	—	16,493
Dividends ($0.20 per share)	—	—	—	(9,097)	—	—	—	(9,097)

Balance at December 31, 2012	50,335	$503	$598,180	$461,756	(6,167)	$(218,014)	$(30,565)	$811,860

Net income	—	—	—	103,313	—	—	—	103,313
Foreign currency translation, net of $2.2 million tax	—	—	—	—	—	—	(20,720)	(20,720)
Adjustments to pension and postretirement liability, net of $14.0 million tax	—	—	—	—	—	—	22,104	22,104

Other comprehensive income, net of tax								1,384
Exercise of stock options, net of tax withholding forfeitures	—	—	(31,003)	—	879	30,819	—	(184)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(7,012)	—	120	4,197	—	(2,815)
Share repurchase program	—	—	—	—	(1,712)	(93,750)	—	(93,750)
Share-based compensation	—	—	25,588	—	—	—	—	25,588
Dividends ($0.20 per share)	—	—	—	(8,855)	—	—	—	(8,855)

Balance at December 31, 2013	50,335	$503	$585,753	$556,214	(6,880)	$(276,748)	$(29,181)	$836,541

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Business Description

Belden Inc. (the Company, Belden, we, us, or our) is an innovative signal transmission solutions provider built around four global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, and Industrial IT Solutions. Belden’s comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound and video for mission critical applications.

Consolidation

The accompanying Consolidated Financial Statements include Belden Inc. and all of its subsidiaries. We eliminate all significant affiliate accounts and transactions in consolidation.

Foreign Currency

For international operations with functional currencies other than the United States (U.S.) dollar, we translate assets and liabilities at current exchange rates; we translate income and expenses using average exchange rates. We report the resulting translation adjustments, as well as gains and losses from certain affiliate transactions, in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. We include exchange gains and losses on transactions in operating income.

We determine the functional currency of our foreign subsidiaries based upon the currency of the primary economic environment in which each subsidiary operates. Typically, that is determined by the currency in which the subsidiary primarily generates and expends cash. We have concluded that the local currency is the functional currency for all of our material subsidiaries.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31. Our fiscal second and third quarters each have 91 days.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results and the disclosure of contingencies. Actual results could differ from those estimates. We make significant estimates with respect to the collectability of receivables, the valuation of inventory, the realization of deferred tax assets, the valuation of goodwill and indefinite-lived intangible assets, the valuation of contingent liabilities, the calculation of share-based compensation, the calculation of pension and other postretirement benefits expense, and the valuation of acquired businesses.

Reclassifications

We have made certain reclassifications to the 2012 and 2011 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2013 presentation.

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

•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of December 31, 2013 and 2012, we utilized Level 1 inputs to determine the fair value of cash equivalents. During 2012, we utilized Level 2 inputs to determine the fair value of certain long-lived assets (see Notes 9 and 10) and derivatives and hedging instruments (see Note 13). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2013.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair values of these cash equivalents as of December 31, 2013 and 2012 were $361.2 million and $134.6 million, respectively, and are based on quoted market prices in active markets.

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Adjustments recognized against our gross accounts receivable balance at December 31, 2013 and 2012 totaled $18.2 million and $16.1 million, respectively.

We evaluate the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense of $0.2 million, $1.9 million, and $1.1 million in 2013, 2012, and 2011, respectively. The allowance for doubtful accounts at December 31, 2013 and 2012 totaled $3.4 million and $4.2 million, respectively.

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2013 and 2012 totaled $21.3 million and $24.0 million, respectively.

Property, Plant and Equipment

We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from 10 to 40 years for buildings, 5 to 12 years for machinery and equipment, and 5 to 10 years for computer equipment and software. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. We charge maintenance and repairs—both planned major activities and less-costly, ongoing activities—to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives. Depreciation expense is included in costs of sales, selling, general and administrative expenses, and research and development expenses in the Consolidated Statements of Operations based on the specific categorization and use of the underlying assets being depreciated.

We review property, plant and equipment to determine whether an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset (see Note 9).

For purposes of impairment testing of long-lived assets, we have identified asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Generally, our asset groups are based on an individual plant or operating facility level. In some circumstances, however, a combination of plants or operating facilities may be considered the asset group due to interdependence of operational activities and cash flows.

Goodwill and Intangible Assets

Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relationships, certain in-process research and development, certain trademarks, and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill, certain in-process research and development, and certain trademarks. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the estimated useful lives of the related assets ranging from less than one year for backlog to in excess of 25 years for certain of our customer relationships.

We test our goodwill and other indefinite-lived intangible assets not subject to amortization for impairment on an annual basis during the fourth quarter or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.

The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below.

For our annual impairment test in 2013, we performed a quantitative assessment for each of our reporting units. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples (revenues or EBITDA) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.

We did not recognize any goodwill impairment in 2013, 2012, or 2011. See Note 10 for further discussion.

We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets in 2013 or 2011. During 2012, we recognized an impairment charge of $5.2 million on trademarks related to our Chinese consumer electronics end market which we disposed of in 2012. See Note 10 for further discussion.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2013 or in 2011. During 2012, we recognized an impairment charge of $6.8 million on customer relationships related to our Chinese consumer electronics end market which we disposed of in 2012.

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

Accrued Sales Rebates

We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2013 and 2012 totaled $34.3 million and $28.0 million, respectively.

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

Business Combination Accounting

We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We typically engage third party valuation specialists to assist in the fair value determination of inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the business combination date. As necessary, we may engage third party specialists to assist in the estimation of fair value for certain liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple elements. For these arrangements, when the elements can be separated, the revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element. Generally, we determine relative selling price using our best estimate of selling price, as we do not have vendor specific objective evidence or third party evidence of fair value for such arrangements.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $17.8 million, $16.3 million, and $15.9 million for 2013, 2012, and 2011, respectively.

Share-Based Compensation

We compensate certain employees and non-employee directors with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. We estimate the fair values of certain awards on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on historical price data for our common stock. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable to taxing authorities because of the recognition of revenues and expenses in different periods for income tax purposes than for financial statement purposes. Income taxes are provided as if operations in all countries, including the U.S., were stand-alone businesses filing separate tax returns. We have determined that all undistributed earnings from our international subsidiaries will not be remitted to the U.S. in the foreseeable future and, therefore, no additional provision for U.S. taxes has been made on foreign earnings.

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

We report all derivative financial instruments on the balance sheet at fair value. Foreign currency derivative instruments may be designated as a hedge of our net investment in certain foreign operations. If a derivative is designated as a net investment hedge, the effective portion of the gain or loss on the derivative is reported in accumulated other comprehensive income as part of the cumulative translation component of equity. Any ineffectiveness is recognized in the Condensed Consolidated Statements of Operations. We had no outstanding derivatives as of December 31, 2013 and 2012.

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

Note 3: Acquisitions

Softel Limited

We acquired Softel Limited (Softel) for $9.1 million, net of cash acquired, on January 25, 2013. Softel is a key technology supplier to the media sector with a portfolio of technologies well aligned with industry trends and growing demand. Softel is located in the United Kingdom. The results of Softel have been included in our Consolidated Financial Statements from January 25, 2013, and are reported within the Broadcast segment. The Softel acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31, 2013.

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

Cash	$6,874
Receivables	26,612
Inventories	45,465
Other current assets	868
Property, plant and equipment	26,856
Goodwill	277,091
Intangible assets	164,500
Other non-current assets	1,308

Total assets	$549,574

Accounts payable	$22,499
Accrued liabilities	4,104
Other long-term liabilities	579

Total liabilities	$27,182

Net assets	$522,392

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

The fair value of acquired receivables is $26.6 million, with a gross contractual amount of $27.7 million. We do not expect to collect $1.1 million of the acquired receivables.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the PPC acquisition primarily consist of cost savings from the ability to consolidate existing and acquired operating facilities and other support functions. Our tax basis in the acquired goodwill is $277.1 million. The goodwill balance we recorded is deductible for tax purposes up to the amount of the tax basis. Intangible assets related to the PPC acquisition consisted of the following:

	Estimated Fair	Amortization
	Value	Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$76,000	5.0
Customer relationships	55,000	20.0
Backlog	1,500	0.5

Total intangible assets subject to amortization	132,500

Intangible assets not subject to amortization:
Goodwill	277,091
In-process research and development	5,000
Trademarks	27,000

Total intangible assets not subject to amortization	309,091

Total intangible assets	$441,591

Weighted average amortization period		11.2

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

Miranda Technologies Inc.

We acquired 97.37% of the shares of Miranda Technologies Inc. (Miranda) for cash of $364.8 million on July 27, 2012, and we acquired the remaining 2.63% of shares of Miranda for cash of $9.9 million on July 30, 2012. Miranda is a leading provider of hardware and software solutions for the broadcast infrastructure industry and expands our solution offerings in the broadcast end-market. Miranda is headquartered in Montreal, Quebec, Canada. Miranda’s strong brands and technology enhance our portfolio of broadcast products. The results of Miranda have been included in our Consolidated Financial Statements from July 27, 2012, and are reported within the Broadcast segment. The impact of the noncontrolling interest from July 27, 2012 to July 30, 2012 was not material to our financial position or results of operations. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of July 27, 2012 (in thousands).

Cash	$33,324
Receivables	27,592
Inventories	31,109
Other current assets	1,924
Property, plant and equipment	23,930
Goodwill	161,206
Intangible assets	159,991

Total assets	$439,076

Accounts payable	$23,917
Accrued liabilities	5,730
Current deferred tax liabilities	844
Other long-term liabilities	8,699
Non-current deferred tax liabilities	25,207

Total liabilities	$64,397

Net assets	$374,679

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The primary expected synergy for the Miranda acquisition is due to expanded access to the broadcast market, which we expect will generate significant opportunities to sell our existing product lines to Miranda’s existing customers. None of the goodwill related to the Miranda acquisition is deductible for tax purposes. Intangible assets related to the acquisition consisted of the following:

	Estimated Fair	Amortization
	Value	Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$69,132	4.0
Customer relationships	44,442	20.0
Backlog	3,950	1.0

Total intangible assets subject to amortization	117,524

Intangible assets not subject to amortization:
Goodwill	161,206
Trademarks	35,554
In-process research and development	6,913

Total intangible assets not subject to amortization	203,673

Total intangible assets	$321,197

Weighted average amortization period		9.9

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

ICM Corp.

We acquired 100% of the outstanding shares of ICM Corp. (ICM) for cash of $21.8 million on January 7, 2011. ICM is a broadcast connectivity product manufacturer, and its strong brands and technology enhance our portfolio of broadcast products. The results of ICM have been included in our Consolidated Financial Statements from the acquisition date and are reported within the Broadcast segment.

Poliron Cabos Electricos Especiais Ltda

We acquired Poliron Cabos Electricos Especiais Ltda (Poliron) for cash of $28.7 million on April 1, 2011. Poliron is an industrial cable manufacturer located in Sao Paulo, Brazil. The acquisition of Poliron expands our presence in emerging markets. The results of Poliron have been included in our Consolidated Financial Statements from the acquisition date and are reported within the Industrial Connectivity segment.

Byres Security, Inc.

We acquired Byres Security, Inc. (Byres Security) for cash of $7.2 million on August 31, 2011. Byres Security is an industrial network security company located in Vancouver, Canada. The acquisition of Byres Security expands our industrial networking product capabilities. The results of Byres Security have been included in our Consolidated Financial Statements from the acquisition date and are reported within the Industrial IT segment.

The acquisitions of ICM, Poliron, and Byres Security are not material to our financial position or results of operations reported as of and for the year ended December 31, 2011. During the year ended December 31, 2011, we recorded $27.8 million and $21.3 million of goodwill and intangible assets, respectively, due to the ICM, Poliron, and Byres Security acquisitions.

Note 4: Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million after-tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In 2013, we recognized a $1.4 million loss from discontinued operations for income tax expense related to this disposed business. As of December 31, 2012, we had a net current liability of discontinued operations on our consolidated balance sheet of $86.9 million related to our tax obligations from the gain on disposal of Thermax and Raydex.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. In 2012, based on the status of negotiations with the buyer regarding the amounts in escrow, we recognized a loss of $7.0 million ($4.3 million net of tax) due to a reduction of the carrying value of our escrow receivable. The loss is included in our gain (loss) from disposal of discontinued operations. As of December 31, 2013, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

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

Operating results from discontinued operations for 2012 and 2011 included the following revenues and income (loss) before taxes:

	2012		2011
		Income (Loss)		Income (Loss)
	Revenues	before Taxes	Revenues	before Taxes
	(In thousands)
Thermax and Raydex	$95,668	$21,479	$99,766	$21,792
Trapeze	—	—	—	(196)
Phoenix Communications	—	3,980	—	(949)

Total	$95,668	$25,459	$99,766	$20,647

Note 5: Operating Segments and Geographic Information

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

The segments design, manufacture, and market a portfolio of signal transmission solutions for mission critical applications used in a variety of end markets, including broadcast, enterprise, and industrial. We sell the products manufactured by our segments principally through distributors or directly to systems integrators, original equipment manufacturers (OEMs), end-users, and installers.

We evaluate segment performance based on operating income, working capital, and organic growth. Operating income of the segments includes all the ongoing costs of operations, but excludes interest and income taxes. Transactions between the segments are conducted on an arms-length basis. We allocate corporate expenses to the segments for purposes of measuring segment operating income. Corporate expenses are allocated on the basis of each segment’s relative operating income prior to the allocation, adjusted for certain items including asset impairment, severance and other restructuring costs, purchase accounting effects related to acquisitions, accelerated depreciation, amortization of intangible assets, and other costs.

Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing.

The results of our equity method investment in Xuzhou Hirschmann Electronics Co. Ltd. (the Hirschmann JV) are analyzed separately from the results of our operating segments, and they are not included in the corporate expense allocation.

Operating Segment Information

Broadcast Solutions	Years Ended December 31,
	2013	2012	2011
	(In thousands)
External customer revenues	$663,900	$356,320	$314,733
Affiliate revenues	933	691	616

Total revenues	664,833	357,011	315,349
Depreciation and amortization	(64,420)	(23,184)	(8,318)
Asset impairment and loss on sale of assets	—	—	(366)
Operating income (loss)	15,099	(11,657)	21,523
Total assets	294,454	272,520	101,351
Acquisition of property, plant and equipment	10,526	8,844	4,735

Enterprise Connectivity Solutions	Years Ended December 31,
	2013	2012	2011
	(In thousands)
External customer revenues	$493,129	$496,857	$546,800
Affiliate revenues	9,823	6,467	5,660

Total revenues	502,952	503,324	552,460
Depreciation and amortization	(12,988)	(16,057)	(15,840)
Asset impairment and loss on sale of assets	—	(1,468)	(607)
Operating income	48,753	40,056	41,750
Total assets	223,073	234,882	240,589
Acquisition of property, plant and equipment	11,749	13,013	11,181

Industrial Connectivity Solutions	Years Ended December 31,
	2013	2012	2011
	(In thousands)
External customer revenues	$680,643	$670,112	$665,035
Affiliate revenues	1,901	1,129	1,322

Total revenues	682,544	671,241	666,357
Depreciation and amortization	(11,408)	(10,970)	(13,890)
Asset impairment and loss on sale of assets	—	(2,435)	(1,067)
Operating income	92,562	72,366	69,200
Total assets	259,400	263,293	301,535
Acquisition of property, plant and equipment	14,496	13,077	8,979

Industrial IT Solutions	Years Ended December 31,
	2013	2012	2011
	(In thousands)
External customer revenues	$231,521	$219,679	$231,374
Affiliate revenues	208	286	47

Total revenues	231,729	219,965	231,421
Depreciation and amortization	(5,635)	(4,848)	(4,543)
Asset impairment and loss on sale of assets	—	—	(509)
Operating income	38,440	32,807	31,992
Total assets	56,658	54,428	56,432
Acquisition of property, plant and equipment	2,020	4,597	2,674

All Other	Years Ended December 31,
	2013	2012	2011
	(In thousands)
External customer revenues	$—	$97,771	$124,245
Affiliate revenues	—	—	—

Total revenues	—	97,771	124,245
Depreciation and amortization	—	(2,828)	(5,521)
Asset impairment and loss on sale of assets	—	(29,773)	—
Operating income (loss)	1,278	(32,640)	(6,168)
Total assets	—	—	76,604
Acquisition of property, plant and equipment	—	348	881

Total Segments	Years Ended December 31,
	2013	2012	2011
	(In thousands)
External customer revenues	$2,069,193	$1,840,739	$1,882,187
Affiliate revenues	12,865	8,573	7,645

Total revenues	2,082,058	1,849,312	1,889,832
Depreciation and amortization	(94,451)	(57,887)	(48,113)
Asset impairment and loss on sale of assets	—	(33,676)	(2,549)
Operating income	196,132	100,932	158,297
Total assets	833,585	825,123	776,511
Acquisition of property, plant and equipment	38,791	39,879	28,450

Total segment operating income differs from net income reported in the Consolidated Financial Statements as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Total segment operating income	$196,132	$100,932	$158,297
Income from equity method investment	8,922	9,704	13,169
Eliminations	(3,792)	(2,139)	(6,260)

Total operating income	201,262	108,497	165,206
Interest expense	(73,095)	(52,038)	(48,118)
Interest income	494	1,033	1,011
Loss on debt extinguishment	(1,612)	(52,450)	—
Income tax benefit (expense)	(22,315)	38,194	(16,791)

Income from continuing operations	104,734	43,236	101,308
Income (loss) from discontinued operations, net of tax	(1,421)	16,774	13,037
Gain from disposal of discontinued operations, net of tax	—	134,480	—

Net income	$103,313	$194,490	$114,345

Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Total segment assets	$833,585	$825,123	$776,511
Cash and cash equivalents	613,304	395,095	382,552
Goodwill	773,048	778,708	336,591
Intangible assets, less accumulated depreciation	376,976	428,273	139,515
Deferred income taxes	54,801	66,855	30,697
Income tax receivable	12,169	8,432	—
Corporate assets	87,870	82,097	61,770
Discontinued operations assets	—	—	60,484

Total assets	$2,751,753	$2,584,583	$1,788,120

Total segment acquisition of property, plant and equipment	$38,791	$39,879	$28,450
Corporate acquisition of property, plant and equipment	1,418	336	10,483
Discontinued operations acquisition of property, plant and equipment	—	795	1,120

Total acquisition of property, plant and equipment	$40,209	$41,010	$40,053

Total segment depreciation and amortization	$(94,451)	$(57,887)	$(48,113)
Discontinued operations depreciation and amortization	—	(1,468)	(2,061)

Total depreciation and amortization	$(94,451)	$(59,355)	$(50,174)

Geographic Information

The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2013, 2012 and 2011 for the following countries: the U.S., Canada, Germany and China. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2013
Revenues	$1,032,190	$195,387	$126,461	$108,745	$606,410	$2,069,193
Percent of total revenues	50%	9%	6%	5%	30%	100%
Long-lived assets	$170,813	$27,458	$76,949	$45,702	$59,275	$380,197

Year ended December 31, 2012
Revenues	$825,437	$196,761	$193,082	$105,377	$520,082	$1,840,739
Percent of total revenues	45%	11%	10%	6%	28%	100%
Long-lived assets	$164,619	$31,610	$72,556	$42,411	$59,854	$371,050

Year ended December 31, 2011
Revenues	$832,681	$192,184	$246,866	$117,088	$493,368	$1,882,187
Percent of total revenues	44%	10%	13%	6%	27%	100%
Long-lived assets	$137,597	$9,196	$98,211	$46,729	$52,212	$343,945

Major Customer

Revenues generated from sales to the distributor Anixter International Inc., primarily in the Industrial Connectivity and Enterprise segments, were $289.9 million (14% of revenues), $300.4 million (16% of revenues), and $288.3 million (15% of revenues) for 2013, 2012, and 2011, respectively. At December 31, 2013, we had $48.3 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 16% of our total accounts receivable outstanding at December 31, 2013.

Note 6: Equity Method Investment

We have a 50% ownership interest in Xuzhou Hirschmann Electronics Co., Ltd. (the Hirschmann JV), which we acquired in connection with our 2007 acquisition of Hirschmann Automation and Control GmbH. The Hirschmann JV is an entity located in China that supplies load-moment indicators to the industrial crane market. We account for this investment using the equity method of accounting. The results of our equity method investment in the Hirschmann JV are analyzed separately from the results of our operating segments, and they are not included in the corporate expense allocation.

Summary financial information for the Hirschmann JV is as follows:

		December 31,
	2013	2012	2011
	(In thousands)
Current assets	$49,408	$46,042	$63,879
Noncurrent assets	3,801	4,107	4,020
Current liabilities	21,524	13,132	26,914
Noncurrent liabilities	447	207	205

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues	$41,257	$56,564	$69,431
Gross profit	27,332	29,067	34,100
Operating income	19,821	22,317	27,771
Net income	17,844	19,408	26,338
Net income attributable to Belden	8,922	9,704	13,169

The carrying value recorded in other long-lived assets on our Consolidated Balance Sheets of our investment in the Hirschmann JV as of December 31, 2013 and 2012 is $38.3 million and $35.4 million, respectively. The difference between this carrying value and our share of the Hirschmann JV’s net assets is primarily attributable to goodwill.

We had sales of $3.6 million, $5.7 million, and $19.4 million to the Hirschmann JV in 2013, 2012, and 2011, respectively. We received $8.1 million, $12.5 million, and $10.9 million in dividends from the Hirschmann JV in 2013, 2012, and 2011, respectively. We had receivables from the Hirschmann JV as of December 31, 2013 and 2012 of $0.3 million and $2.4 million, respectively.

Note 7: Income Per Share

The following table presents the basis of the income per share computation:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Numerator for basic and diluted income per share:
Income from continuing operations	$104,734	$43,236	$101,308
Income (loss) from discontinued operations, net of tax	(1,421)	16,774	13,037
Gain from disposal of discontinued operations, net of tax	—	134,480	—

Net income	$103,313	$194,490	$114,345

Denominator:
Weighted average shares outstanding, basic	43,871	45,097	47,109
Effect of dilutive common stock equivalents	866	845	995

Weighted average shares outstanding, diluted	44,737	45,942	48,104

For the years ended December 31, 2013, 2012, and 2011, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million, 0.9 million, and 0.8 million, respectively, because to do so would have been anti-dilutive.

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

Note 8: Inventories

The major classes of inventories were as follows:

	December 31,
	2013	2012
	(In thousands)
Raw materials	$85,379	$92,072
Work-in-process	34,671	34,391
Finished goods	107,091	110,280
Perishable tooling and supplies	2,156	2,493

Gross inventories	229,297	239,236
Excess and obsolete reserves	(21,317)	(23,954)

Net inventories	$207,980	$215,282

Note 9: Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

	December 31,
	2013	2012
	(In thousands)
Land and land improvements	$34,846	$35,010
Buildings and leasehold improvements	124,688	136,751
Machinery and equipment	441,933	438,928
Computer equipment and software	89,919	92,946
Construction in process	36,388	27,135

Gross property, plant and equipment	727,774	730,770
Accumulated depreciation	(426,939)	(423,722)

Net property, plant and equipment	$300,835	$307,048

Disposals

During 2013, we sold certain real estate of the Broadcast segment for $1.0 million and recognized a $0.3 million loss on the sale. We also sold certain real estate of the Enterprise Connectivity segment for $2.1 million. There was no gain or loss on the sale.

During 2012, we sold certain net assets of our cable operations within the All Other segment for $40.0 million that primarily conduct business in the consumer electronics end market in China (the Disposal Group). We had previously evaluated a number of strategic alternatives related to the Disposal Group, and we determined that the characteristics of the end market in which they conduct business were not in line with our strategic plan. The cash flows related to the Disposal Group were not separately identifiable and independent of the other cash flows of our Chinese cable operations, and therefore, we have not reported the operating results of the Disposal Group as discontinued operations. We recognized an asset impairment and loss on sale of the Disposal Group in 2012 of $29.8 million. In 2013, we recorded a $1.3 million gain on the sale due to a favorable resolution with the buyer of those assets regarding the closing date working capital. See further discussion below.

During 2012, we also sold certain real estate of the Enterprise Connectivity and Industrial Connectivity segments for $0.8 million and $8.6 million, respectively. There was no gain or loss recognized on the sale.

During 2011, we sold certain real estate that supported multiple segments for $1.1 million. There was no gain or loss recognized on the sale.

Impairment

In 2013, we did not recognize any impairment losses.

In 2012, we recognized a $29.8 million asset impairment and loss on sale of certain net assets of our cable operations that primarily conducted business in the consumer electronics end market in China. The loss is included in the operating results of the All Other segment. Of the total loss, $10.6 million, $6.8 million, and $5.2 million related to impairment of property, plant and equipment, customer relationships, and trademarks, respectively. We estimated the fair market value of these assets based upon the purchase price per the terms of the sale agreement. The remainder of the loss was due to the accrual of estimated costs to sell, including such items as investment banker fees, legal fees, and other closing costs.

In 2012, we recognized impairment losses on property, plant and equipment of $2.4 million and $1.5 million in the operating results of our Industrial Connectivity and Enterprise Connectivity segments, respectively. Of the total impairment loss, approximately $1.5 million related to real estate retained by us from a German cable business we sold in 2009 and leased to the purchasers, $1.4 million related to manufacturing equipment, and $1.0 million related to other property, plant and equipment. We estimated the fair value of these assets based upon bids received from third parties to potentially buy the assets, quoted prices in active markets or quoted prices for similar assets.

In 2011, we recognized an impairment loss of $2.5 million in connection with our decision to alter our approach with respect to certain enterprise resource planning technology system assets and to abandon the use of these assets. The impairment loss was recognized in our corporate expenses, which are allocated to our segments as discussed in Note 5.

Depreciation Expense

We recognized depreciation expense in income from continuing operations of $43.6 million, $35.1 million, and $35.0 million in 2013, 2012, and 2011, respectively.

Note 10: Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Goodwill	$773,048	$—	$773,048	$778,708	$—	$778,708

Definite-lived intangible assets subject to amortization:
Customer relationships	$198,522	$(35,981)	$162,541	$195,021	$(25,632)	$169,389
Developed technology	174,106	(68,233)	105,873	170,747	(32,713)	138,034
Trademarks	7,151	(1,033)	6,118	401	(176)	225
Backlog	8,434	(8,421)	13	9,252	(5,997)	3,255
In-process research and development	6,549	(1,124)	5,425	—	—	—

Total intangible assets subject to amortization	394,762	(114,792)	279,970	375,421	(64,518)	310,903
Indefinite-lived intangible assets not subject to amortization
Trademarks	92,010	—	92,010	103,347	—	103,347
In-process research and development	4,996	—	4,996	14,023	—	14,023

Total intangible assets not subject to amortization	97,006	—	97,006	117,370	—	117,370

Intangible assets	$491,768	$(114,792)	$376,976	$492,791	$(64,518)	$428,273

Segment Allocation of Goodwill and Trademarks

The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Prior Segments			Current Segments
			Asia			Industrial	Industrial
	Americas	EMEA	Pacific	Broadcast	Enterprise	Connectivity	IT	Consolidated
	(In thousands)
Balance at December 31, 2011	$249,319	$69,470	$17,802	$—	$—	$—	$—	$336,591
Acquisitions and purchase accounting adjustments	439,696	—	—	—	—	—	—	439,696
Translation impact	1,563	858	—	—	—	—	—	2,421

Balance at December 31, 2012	$690,578	$70,328	$17,802	$—	$—	$—	$—	$778,708

Reassignment of goodwill	(690,578)	(70,328)	(17,802)	473,029	50,136	188,201	67,342	—
Acquisitions and purchase accounting adjustments	—	—	—	4,986	—	—	—	4,986
Translation impact	—	—	—	(11,640)	—	(226)	1,220	(10,646)

Balance at December 31, 2013	$—	$—	$—	$466,375	$50,136	$187,975	$68,562	$773,048

In 2013, as a result of our change in segments, we reassigned the carrying amount of goodwill to our new reporting units in our new segments based on relative fair value. There was no goodwill impairment at the time of our change in segments.

The changes in the carrying amount of indefinite-lived trademarks are as follows:

			Industrial	Industrial	All
	Broadcast	Enterprise	Connectivity	IT	Other	Consolidated
Balance at December 31, 2011	$12,187	$1,284	$12,545	$9,396	$5,223	$40,635
Impairment	—	—	—	—	(5,239)	(5,239)
Acquisitions and purchase accounting adjustments	67,554	—	—	—	—	67,554
Translation impact	569	15	(266)	63	16	397

Balance at December 31, 2012	$80,310	$1,299	$12,279	$9,459	$—	$103,347

Reclassify to definite-lived	(5,424)	(1,353)	—	—	—	(6,777)
Acquisitions and purchase accounting adjustments	(4,918)	—	—	—	—	(4,918)
Translation impact	159	54	(86)	231	—	358

Balance at December 31, 2013	$70,127	$—	$12,193	$9,690	$—	$92,010

Impairment

The annual measurement date for our goodwill and trademarks impairment test is our fiscal November month-end. For our 2013 goodwill impairment test, we performed a quantitative assessment for each of our reporting units and determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. We determined that the fair values of our reporting units were substantially in excess of the carrying values; therefore, we did not recognize any goodwill impairment in 2013. We also did not recognize any goodwill impairment in 2012 or 2011 based on the results of our annual goodwill impairment testing.

Similar to the quantitative goodwill impairment test, we determined the estimated fair values of our trademarks by calculating the present values of the estimated cash flows attributable to the respective trademarks. We did not recognize any trademark impairment charges in 2013 or 2011. In 2012, we recognized a $5.2 million and $6.8 million impairment loss on trademarks and customer relationships, respectively, related to our Chinese cable operations within the All Other segment which we disposed of during 2012. The total asset impairment and loss on sale of the consumer electronics assets in 2012 was $29.8 million. See Note 9.

Amortization Expense

We recognized amortization expense in income from continuing operations of $50.8 million, $22.8 million, and $13.1 million in 2013, 2012, and 2011, respectively. We expect to recognize annual amortization expense of $47.3 million in 2014, $46.4 million in 2015, $39.2 million in 2016, $27.4 million in 2017, and $12.0 million in 2018.

Note 11: Accounts Payable and Accrued Liabilities

The carrying values of accounts payable and accrued liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Accounts payable	$199,897	$183,672
Wages, severance and related taxes	50,540	47,998
Employee benefits	17,697	18,550
Accrued rebates	34,317	28,002
Accrued interest	22,479	15,162
Current deferred revenue	31,371	12,220
Other (individual items less than 5% of total current liabilities)	42,765	44,340

Accounts payable and accrued liabilities	$399,066	$349,944

The majority of our accounts payable balance is due to trade creditors. Our accounts payable balance as of December 31, 2013 and 2012 included $16.1 million and $21.3 million, respectively, of amounts due to banks under a commercial acceptance draft program. All accounts payable outstanding under the commercial acceptance draft program are expected to be settled within one year.

During 2013, we recorded severance and other restructuring costs of $14.9 million. The majority of these costs were recorded in our Broadcast segment, which recognized $12.1 million of severance and other restructuring costs for the year ended December 31, 2013. The other restructuring costs included relocation, equipment transfer, and other costs. These costs were incurred primarily as a result of facility consolidation in New York for recently acquired locations and other acquisition integration activities. These activities were contemplated as part of the decision to acquire PPC. The Industrial IT segment also recognized $1.7 million of severance expense in the year ended December 31, 2013.

Of the total severance and other restructuring costs recognized in the year ended December 31, 2013, $7.1 million, $6.5 million, and $1.3 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively.

We do not expect to recognize any additional significant severance or other restructuring costs related to these restructuring actions, and the majority of the costs related to these actions were paid in 2013. As of December 31, 2013, our accrued liabilities balance included $1.0 million of accrued severance related to these actions, which is expected to be paid in 2014.

During 2012, we implemented certain restructuring actions in response to the uncertain global economic environment. For the year ended December 31, 2012, we recognized severance and other restructuring costs in our Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT segments of $4.9 million, $3.2 million, $9.2 million, and $0.5 million, respectively. The actions included reducing headcount and renegotiating procurement related contracts in order to reduce our cost structure. Of the total costs recognized, approximately $5.2 million consisted of contract termination costs related to our supply chain.

Of the total severance and other restructuring costs recognized, $6.5 million, $10.0 million, and $1.4 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively.

We continue to review our business strategies and evaluate further restructuring actions. This could result in additional restructuring costs in future periods.

Note 12: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2013	2012
	(In thousands)
Senior secured credit facility:
Variable rate term loan due 2017	$—	$247,714
Revolving credit agreement due 2016	—	198,270

Total senior secured credit facility	—	445,984

Revolving credit agreement due 2018	—	—

Variable rate term loan due 2020	248,775	—

Senior subordinated notes:
5.5% Senior subordinated notes due 2022	700,000	700,000
5.5% Senior subordinated notes due 2023	413,040	—
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,118,261	705,221

Total debt and other borrowing arrangements	1,367,036	1,151,205
Less current maturities of Term Loan	(2,500)	(15,678)

Long-term debt	$1,364,536	$1,135,527

Senior Secured Facility

In 2013, we refinanced our Senior Secured Facility. At the time of the refinancing, there were no outstanding borrowings under the revolver component of the Senior Secured Facility, and we repaid the $240.0 million outstanding balance on the variable rate term loan due 2017. We recorded a loss on extinguishment of debt of $1.6 million, representing the write-off of certain unamortized debt issuance costs related to these instruments.

In 2012, we borrowed the variable rate term loan due 2017 in order to fund a portion of the purchase price for the acquisition of Miranda (see Note 3), and we paid $1.7 million of fees associated with the borrowings. As of December 31, 2012, we had 150.0 million euros ($198.3 million) of borrowings outstanding under the revolving credit component of the Senior Secured Facility, which were used to fund a portion of the purchase price for the acquisition of PPC (see Note 3). We repaid these borrowings during 2013.

In 2011, we paid $3.3 million of fees associated with the revolver component of the Senior Secured Facility.

Variable Rate Term Loan due 2020

In 2013, we borrowed $250.0 million under a new Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revoling Credit Agreement due 2018 discussed below and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of December 31, 2013 was 3.25%. We utilized the proceeds from the Term Loan to repay the amounts outstanding under our Senior Secured Facility, as discussed above. We paid approximately $4.1 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

Revolving Credit Agreement due 2018

In 2013, we entered into a revolving credit agreement that provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable, inventory, and property, plant, and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. As of December 31, 2013, our borrowing base was $325 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.

We paid approximately $5.4 million of fees associated with the Revolver, which are being amortized over the life of the Revolver.

Senior Subordinated Notes

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023. The carrying value of the notes as of December 31, 2013 is $413.0 million. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on April 15 and October 15 of each year. We paid $7.8 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to repay amounts outstanding under the revolving credit component of our Senior Secured Facility and for general corporate purposes.

In 2012, we issued $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on March 1 and September 1 of each year, beginning March 1, 2013. We paid $13.7 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to fund the repurchase of certain of our senior subordinated notes due 2017 and 2019, as discussed below, and for general corporate purposes.

During 2012, we repurchased all $350.0 million of our senior subordinated notes due 2017 for cash consideration of $363.1 million, and $194.8 million of our senior subordinated notes due 2019 for cash consideration of $226.7 million. We recorded a loss on extinguishment of debt of $52.5 million, including the write-off of unamortized debt issuance costs related to these instruments.

As of December 31, 2013, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2023 and with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan.

The senior subordinated notes due 2019, 2022, and 2023 are redeemable after June 15, 2014, September 1, 2017, and April 15, 2018, respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2019		2022		2023
Year	Percentage	Year	Percentage	Year	Percentage
2014	104.625%	2017	102.750%	2018	102.750%
2015	103.083%	2018	101.833%	2019	101.833%
2016	101.542%	2019	100.917%	2020	100.917%
2017 and thereafter	100.000%	2020 and thereafter	100.000%	2021 and thereafter	100.000%

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of December 31, 2013 was approximately $1,098.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,118.3 million as of December 31, 2013. We believe the fair value of our Term Loan approximates book value.

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2013 are as follows (in thousands):

2014	$2,500
2015	2,500
2016	2,500
2017	2,500
2018	2,500
Thereafter	1,354,536

$1,367,036

Note 13: Derivatives and Hedging Activities

We are exposed to various market risks, including fluctuations in foreign currency exchange rates. From time to time, we manage a portion of this risk through the use of derivative financial instruments to reduce our exposure to foreign currency risk. We do not hold or issue any derivative instrument for trading or speculative purposes.

During 2012, we entered into foreign currency forward contracts that were formally designated and qualified as net investment hedges of our operations in certain European subsidiaries. To the extent that the hedge relationships were effective, the gains or losses on the forward contracts were reported in Accumulated Other Comprehensive Income (AOCI) as part of the cumulative translation component of equity. We utilized the forward-rate method of assessing hedge ineffectiveness. Any ineffectiveness was recognized in the Consolidated Statements of Operations.

The forward contracts exposed us to credit risk to the extent that the counterparties to our forward contracts would have been unable to meet the terms of the agreements. We sought to mitigate such risks by limiting the counterparties to major financial institutions and by executing our agreements across multiple counterparties. Additionally, our forward contracts were short-term in duration.

We recognized $4.0 million pre-tax gain in AOCI during 2012. There was no ineffectiveness and no amount reclassified from AOCI into earnings for 2012. There were no outstanding derivatives as of December 31, 2013 or 2012.

All cash flows associated with derivatives are classified as financing cash flows in the Consolidated Cash Flow Statements. We collected $4.0 million in proceeds upon the settlement of foreign currency forward contracts during 2012.

Note 14: Income Taxes

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) from continuing operations before taxes:
United States operations	$31,678	$(22,533)	$27,324
Foreign operations	95,371	27,575	90,775

Income from continuing operations before taxes	$127,049	$5,042	$118,099

Income tax expense (benefit):
Currently payable
United States federal	$(4,493)	$(6,944)	$(4,741)
United States state and local	(26)	(2,519)	1,303
Foreign	21,377	14,020	18,572

	16,858	4,557	15,134
Deferred
United States federal	3,575	(22,661)	(1,276)
United States state and local	1,593	(424)	(799)
Foreign	289	(19,666)	3,732

	5,457	(42,751)	1,657

Income tax expense (benefit)	$22,315	$(38,194)	$16,791

In addition to the above income tax expense (benefit) associated with continuing operations, we also recorded income tax expense associated with discontinued operations of $1.4 million, $78.7 million, and $7.6 million in 2013, 2012, and 2011, respectively.

In 2013, our income tax expense was reduced by $2.5 million due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2022.

	Years Ended December 31,
	2013	2012	2011
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.5%	(10.7%)	0.8%
Impact of change in deferred tax asset valuation allowance	(0.6%)	(187.8%)	(6.8%)
Impact of change in tax contingencies	3.8%	3.3%	(1.1%)
Impact of change in United States tax legislation	(3.3%)	0.0%	0.0%
Foreign income tax rate differences	(12.1%)	(278.1%)	(6.8%)
Federal and state impact of Cooper liability settlement	0.0%	(416.5%)	0.0%
Domestic permanent differences & tax credits	(6.7%)	97.3%	(6.9%)

	17.6%	(757.5%)	14.2%

With respect to the effective income tax rate reconciliation for 2012, the individual percentages reflected are significant due to the dollar value of such items relative to the $5.0 million of consolidated pre-tax income in 2012. The most significant factors impacting the rate and the total income tax benefit of $38.2 million in 2012 include the Cooper Industries tax agreement settlement and the reduction of the deferred tax asset valuation allowance, both of which are discussed further below.

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes. For 2012 and prior, these amounts included adjustments for a tax sharing agreement with Cooper Industries (Cooper). This agreement required us to pay Cooper the majority of the tax benefits resulting from basis adjustments arising from the initial public offering of our stock on October 6, 1993. The effect of the Cooper tax agreement was to put us in the same financial position we would have been in had there been no increase in the tax basis of our intangible assets (except for a retained 10% benefit). The retained 10% benefit had no impact on our consolidated income tax expense for 2011 and 2010, and we did not pay any taxes to Cooper in accordance with the tax agreement during those years. In 2011, Cooper sued us in Texas state court for amounts allegedly owed by us under the tax sharing agreement. As a result of a final settlement reached with Cooper in 2012, the tax sharing agreement has been terminated. We paid a final settlement amount of $30 million in 2013 and recorded a tax benefit of $21.0 million in our 2012 tax provision.

In 2012, we recorded a $9.5 million tax benefit due to a net reduction in valuation allowances associated with our ability to realize deferred tax assets related to net operating losses and tax credits in various jurisdictions. We evaluated and assessed the expected utilization of net operating losses, future book and taxable income, available tax planning strategies, and our overall deferred tax position to determine the appropriate amount and timing of valuation allowance adjustments. As a result of changes in our business, available tax planning strategies, and future taxable income projections, we determined that the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not.

	December 31,
	2013	2012
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(97,229)	$(89,433)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	27,592	44,814
Reserves and accruals	33,788	22,042
Net operating loss and tax credit carryforwards	88,307	84,716
Valuation allowances	(10,165)	(7,498)

	139,522	144,074

Net deferred income tax asset	$42,293	$54,641

The decrease in net deferred income tax assets during 2013 stems primarily from a reduction of deferred tax assets associated with our pension and postretirement liabilities. The increase in our valuation allowance during 2013 primarily relates to valuation allowances on net operating loss carryforwards recorded for our acquisition of Miranda.

As of December 31, 2013, we had $220.6 million of net operating loss carryforwards and $53.0 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire as follows: $28.4 million in 2014, $44.4 million in 2015, $35.9 million between 2016 and 2018, and $68.3 million between 2019 and 2033. Net operating losses with an indefinite carryforward period total $43.6 million. Of the $220.6 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $145.9 million of these net operating loss carryforwards within their respective expiration periods.

Unless otherwise utilized, tax credit carryforwards of $50.5 million will expire as follows: $31.0 million between 2018 and 2022 and $19.5 million between 2026 and 2033. Tax credit carryforwards with an indefinite carryforward period total $2.5 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize all of these tax credit carryforwards within their respective expiration periods.

The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2013 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
United States - various states	$120,233
Netherlands	54,900
Australia	18,359
Germany	16,781
Other	10,313

Total	$220,586

Tax Credit Carryforwards
(In thousands)
United States	$34,172
Canada	18,850

Total	$53,022

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As a result, as of December 31, 2013, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $478.3 million of the undistributed earnings of foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of the deferred tax liability related to investments in these foreign subsidiaries that would be payable if we were not indefinitely reinvested.

In 2013, we recognized a net $1.3 million increase to reserves for uncertain tax positions. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2013	2012
	(In thousands)
Balance at beginning of year	$17,377	$23,199
Additions based on tax positions related to the current year	1,932	1,001
Additions for tax positions of prior years	3,761	8,928
Reductions for tax positions of prior years - Settlement	(2,490)	(640)
Reduction for tax positions of prior years - Statute of limitations	(1,941)	(15,111)

Balance at end of year	$18,639	$17,377

The majority of the additions for tax positions of prior years relates to income tax audits in foreign jurisdictions. The balance of $18.6 million at December 31, 2013, reflects tax positions that, if recognized, would impact our effective tax rate.

As of December 31, 2013, we believe it is reasonably possible that $7.2 million of unrecognized tax benefits will change within the next twelve months primarily attributable to the expiration of several statutes of limitations and completion of tax audits in various jurisdictions.

Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. During 2013, 2012, and 2011, we recognized approximately $1.7 million, $0.1 million, and $1.0 million, respectively, in interest expense. We have approximately $2.8 million and $1.4 million accrued for the payment of interest and penalties as of December 31, 2013 and 2012, respectively.

Our federal, state, and foreign income tax returns for the tax years 2007 and later remain subject to examination by the Internal Revenue Service and by various state and foreign tax authorities.

Note 15: Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, the United Kingdom, the U.S., and certain employees in Germany. We closed the U.S. defined benefit pension plan to new entrants effective January 1, 2010. Employees who were not active participants in the U.S. defined benefit pension plan on December 31, 2009, are not eligible to participate in the plan. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2013, 2012, and 2011 was $13.2 million, $10.9 million, and $9.0 million, respectively. The increase in expense from 2013 to 2012 was primarily due to the impact of our acquisitions of Miranda and PPC in 2012.

We sponsor unfunded postretirement medical and life insurance benefit plans for certain of our employees in Canada and the U.S. The medical benefit portion of the U.S. plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets as well as a statement of the funded status and balance sheet reporting for these plans.

	Pension Benefits		Other Benefits
Years Ended December 31,	2013	2012	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(263,876)	$(240,002)	$(51,772)	$(49,118)
Service cost	(5,554)	(5,423)	(125)	(116)
Interest cost	(9,310)	(10,510)	(1,910)	(2,077)
Participant contributions	(105)	(146)	(11)	(11)
Plan amendments	(56)	—	—	—
Actuarial gain (loss)	8,147	(21,785)	2,096	(1,950)
Other	—	—	—	(204)
Foreign currency exchange rate changes	(1,826)	(2,542)	2,681	(886)
Benefits paid	14,157	16,532	2,427	2,590

Benefit obligation, end of year	$(258,423)	$(263,876)	$(46,614)	$(51,772)

	Pension Benefits		Other Benefits
Years Ended December 31,	2013	2012	2013	2012
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$173,154	$160,806	$—	$—
Actual return on plan assets	29,416	16,449	—	—
Employer contributions	10,035	10,448	2,416	2,579
Plan participant contributions	105	146	11	11
Foreign currency exchange rate changes	(186)	1,837	—	—
Benefits paid	(14,157)	(16,532)	(2,427)	(2,590)

Fair value of plan assets, end of year	$198,367	$173,154	$—	$—

Funded status, end of year	$(60,056)	$(90,722)	$(46,614)	$(51,772)

Amounts recongized in the balance sheets:
Prepaid benefit cost	$5,797	$8,728	$—	$—
Accrued benefit liability (current)	(3,878)	(3,900)	(2,665)	(3,002)
Accrued benefit liability (noncurrent)	(61,975)	(95,550)	(43,949)	(48,770)

Net funded status	$(60,056)	$(90,722)	$(46,614)	$(51,772)

The accumulated benefit obligation for all defined benefit pension plans was $254.5 million and $258.9 million at December 31, 2013 and 2012, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $77.0 million, $75.1 million, and $11.1 million, respectively, as of December 31, 2013 and $219.4 million, $214.7 million, and $120.0 million, respectively, as of December 31, 2012. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $181.4 million, $179.4 million, and $187.2 million, respectively, as of December 31, 2013, and were $44.5 million, $44.2 million, and $53.2 million, respectively, as of December 31, 2012.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2013	2012	2011	2013	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$5,554	$5,423	$5,863	$125	$116	$92
Interest cost	9,310	10,510	11,687	1,910	2,077	2,199
Expected return on plan assets	(11,066)	(11,112)	(11,170)	—	—	—
Amortization of prior service credit	(54)	(55)	(63)	(108)	(111)	(116)
Net loss recognition	6,388	5,974	6,030	932	842	386

Net periodic benefit cost	$10,132	$10,740	$12,347	$2,859	$2,924	$2,561

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2013	2012	2013	2012
Weighted average assumptions for benefit obligations at year end:
Discount rate	4.1%	3.7%	4.4%	4.3%
Salary increase	3.9%	3.9%	N/A	N/A

Weighted average assumptions for net periodic cost for the year:
Discount rate	3.7%	4.5%	4.3%	4.3%
Salary increase	3.9%	3.9%	N/A	N/A
Expected return on assets	6.7%	6.9%	N/A	N/A

Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	7.3%	7.6%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2020	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2013 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)
Effect on total of service and interest cost components	$222	$(183)
Effect on postretirement benefit obligation	$5,101	$(4,208)

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

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption based on an analysis of historical and forward looking returns considering the plan’s actual and target asset mix.

The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2013				December 31, 2012
		Quoted Prices				Quoted Prices
		in Active				in Active
	Fair Market	Markets for	Significant	Significant	Fair Market	Markets for	Significant	Significant
	Value at	Identical	Observable	Unobservable	Value at	Identical	Observable	Unobservable
	December	Assets	Inputs	Inputs	December	Assets	Inputs	Inputs
	31, 2013	(Level 1)	(Level 2)	(Level 3)	31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
Large-cap fund	$75,306	$—	$75,306	$—	$62,151	$—	$62,151	$—
Mid-cap fund	13,511	—	13,511	—	11,581	—	11,581	—
Small-cap fund	19,473	—	19,473	—	15,955	—	15,955	—
Debt securities(b)
Government bond fund	25,520	—	25,520	—	24,385	—	24,385	—
Corporate bond fund	21,679	—	21,679	—	21,819	—	21,819	—
Fixed income fund(c)	42,847	—	42,847	—	37,231	—	37,231	—
Cash & equivalents	31	31	—	—	32	32	—	—

Total	$198,367	$31	$198,336	$—	$173,154	$32	$173,122	$—

(a)

This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of companies located in the U.S., Canada, Western Europe and other developed countries throughout the world. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

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

The following table reflects the benefits as of December 31, 2013 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as Medicare subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

			Medicare
	Pension	Other	Subsidy
	Plans	Plans	Receipts
	(In thousands)
2014	$15,505	$2,823	$91
2015	15,752	2,840	85
2016	17,239	2,779	78
2017	17,273	2,701	71
2018	16,796	2,653	64
2019-2023	90,585	12,890	225

Total	$173,150	$26,686	$614

We anticipate contributing $8.6 million and $3.0 million to our pension and other postretirement plans, respectively, during 2014.

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2013, the changes in these amounts during the year ended December 31, 2013, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2014 are as follows.

	Pension	Other
	Benefits	Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss	$46,468	$9,622
Net prior service credit	(107)	(259)

	$46,361	$9,363

	Pension	Other
	Benefits	Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss, beginning of year	$79,370	$13,116
Amortization cost	(6,388)	(932)
Actuarial gain	(8,147)	(2,096)
Asset gain	(18,350)	—
Currency impact	(17)	(466)

Net actuarial loss, end of year	$46,468	$9,622

Prior service credit, beginning of year	$(224)	$(389)
Amortization credit	54	108
Plan amendment	56	—
Currency impact	7	22

Prior service credit, end of year	$(107)	$(259)

	Pension	Other
	Benefits	Benefits
	(In thousands)
Expected 2014 amortization:
Amortization of prior service credit	$(47)	$(104)
Amortization of net loss	4,166	606

	$4,119	$502

Note 16: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$103,313	$194,490	$114,345
Foreign currency translation loss, net of $2.2 million, $0.0 million, and $0.0 million tax, respectively	(20,720)	(1,414)	(4,632)
Foreign currency hedging instruments, net of $0.0 million, $1.6 million, and $0.0 million tax, respectively	—	2,467	—
Adjustments to pension and postretirement liability, net of $14.0 million, $3.2 million, and $4.8 million tax, respectively	22,104	(8,909)	(9,158)

Total comprehensive income	$104,697	$186,634	$100,555

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency	Pension and Other	Accumulated
	Translation	Postretirement	Other Comprehensive
	Component	Benefit Plans	Income (Loss)
		(In thousands)
Balance at December 31, 2011	$27,463	$(50,172)	$(22,709)
Other comprehensive income (loss) before reclassifications	1,053	(13,144)	(12,091)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,235	4,235

Net current period other comprehensive income (loss)	1,053	(8,909)	(7,856)

Balance at December 31, 2012	$28,516	$(59,081)	$(30,565)
Other comprehensive income (loss) before reclassifications	(20,720)	17,570	(3,150)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,534	4,534

Net current period other comprehensive income (loss)	(20,720)	22,104	1,384

Balance at December 31, 2013	$7,796	$(36,977)	$(29,181)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from	Affected Line Item in the
	Accumulated Other	Consolidated Statements
	Comprehensive Income	of Operations and
	(Loss)	Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$7,320	(1)
Prior service credit	(162)	(1)

Total before tax	7,158
Tax benefit	(2,624)

Total net of tax	$4,534

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 15).

Note 17: Share-Based Compensation

Compensation cost charged against income, primarily SG&A expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Total share-based compensation cost	$14,854	$12,374	$11,241
Income tax benefit	5,777	4,812	4,372

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. We grant SARs and stock options with an exercise price equal to the closing market price of our common stock on the grant date. Generally, SARs and stock options may be converted into shares of our common stock in equal amounts on each of the first three anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting in certain circumstances, including a change in control of the Company. Restricted stock units with service conditions generally vest 3-5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions generally vest 50% on the second anniversary of their grant date and 50% on the third anniversary.

We recognize compensation cost for all awards based on their fair values. The fair values for SARs and stock options are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates the assumptions noted in the following table. Expected volatility is based on historical volatility, and expected term is based on historical exercise patterns of option holders. The fair value of restricted stock units is the closing market price of our common stock on the date of grant. Compensation costs for awards with service conditions are amortized to expense using the straight-line method. Compensation costs for awards with performance conditions are amortized to expense using the graded attribution method.

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except weighted average
	fair value and assumptions)
Weighted-average fair value of SARs and options granted	$24.63	$19.53	$17.64
Total intrinsic value of SARs converted and options exercised	47,058	8,898	6,183
Cash received for options exercised	14,030	2,372	4,599
Tax benefit related to share-based compensation	10,734	4,119	1,790
Weighted-average fair value of restricted stock shares and units granted	50.38	35.85	35.91
Total fair value of restricted stock shares and units vested	9,032	9,017	4,370
Expected volatility	53.94%	54.26%	52.00%
Expected term (in years)	6.1	6.1	6.1
Risk-free rate	1.04%	1.11%	2.49%
Dividend yield	0.40%	0.50%	0.56%

	SARs and Stock Options				Restricted Shares and Units
			Weighted-
		Weighted-	Average			Weighted-
		Average	Remaining	Aggregate		Average
		Exercise	Contractual	Intrinsic		Grant-Date
	Number	Price	Term	Value	Number	Fair Value
	(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2013	3,139	$30.40			386	$26.67
Granted	342	50.02			275	50.38
Exercised or converted	(1,705)	27.77			(176)	24.12
Forfeited or expired	(108)	42.01			(43)	38.19

Outstanding at December 31, 2013	1,668	$36.37	7.2	$56,827	442	$41.32

Vested or expected to vest at December 31, 2013	1,631	$36.22	7.1	$55,833
Exercisable or convertible at December 31, 2013	891	30.48	6.1	35,599

At December 31, 2013, the total unrecognized compensation cost related to all nonvested awards was $18.5 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Note 19: Share Repurchases

In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock. This program is funded by cash on hand and free cash flow. The program does not have an expiration date and may be suspended at any time at the discretion of the Company.

From inception of the program to December 31, 2013, we have repurchased 5.4 million shares of our common stock under the program for an aggregate cost of $218.8 million and an average price of $40.37. For the year ended December 31, 2013, we repurchased 1.7 million shares of our common stock under the program for an aggregate cost of $93.8 million and an average price of $54.76.

Note 20: Operating Leases

Operating lease expense incurred primarily for manufacturing and office space, machinery, and equipment was $26.5 million, $23.6 million, and $19.7 million in 2013, 2012, and 2011, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2013 are as follows (in thousands):

2014	$17,664
2015	12,942
2016	10,506
2017	6,995
2018	4,938
Thereafter	21,123

$74,168

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 21: Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which six are distributors, constitute in aggregate approximately 36%, 34%, and 34% of revenues in 2013, 2012, and 2011, respectively.

Unconditional Commodity Purchase Obligations

At December 31, 2013, we were committed to purchase approximately 1.6 million pounds of copper at an aggregate fixed cost of $5.4 million. At December 31, 2013, this fixed cost was $0.2 million less than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.

In addition, at December 31, 2013, we were committed to purchase 0.4 million pounds of aluminum at an aggregate fixed cost of $0.3 million. At December 31, 2013, this fixed cost approximated the market cost that would be incurred on a spot purchase of the same amount of aluminum. These commitments will mature in 2014.

Labor

Approximately 23% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 21% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2014.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2013 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2013 was $1,367.0 million. The fair value of our senior subordinated notes at December 31, 2013 and 2012 was approximately $1,098.6 million and $725.2 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,118.3 million and $705.2 million as of December 31, 2013 and 2012, respectively. We believe the fair value of our Term Loan approximates book value.

Note 22: Contingent Liabilities

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

Letters of Credit, Guarantees and Bonds

At December 31, 2013, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $6.8 million, $4.8 million, and $1.7 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 23: Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax refunds received	$11,165	$8,382	$8,432
Income taxes paid	(79,778)	(34,854)	(18,759)
Interest paid, net of amount capitalized	(60,340)	(41,854)	(43,980)

Note 24: Quarterly Operating Results (Unaudited)

2013	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	90	91	91	93	365
Revenues	$507,473	$529,491	$522,478	$509,751	$2,069,193
Gross profit	167,353	179,196	182,841	175,039	704,429
Operating income	44,240	53,913	53,935	49,174	201,262
Income from continuing operations	22,245	29,492	29,068	23,929	104,734
Loss from discontinued operations, net of tax	—	—	—	(1,421)	(1,421)
Net income	22,245	29,492	29,068	22,508	103,313
Basic income (loss) per share
Continuing operations	$0.50	$0.67	$0.67	$0.55	$2.39
Discontinued operations	—	—	—	(0.03)	(0.03)

Net income	$0.50	$0.67	$0.67	$0.52	$2.36

Diluted income (loss) per share
Continuing operations	$0.49	$0.66	$0.65	$0.54	$2.34
Discontinued operations	—	—	—	(0.03)	(0.03)

Net income	$0.49	$0.66	$0.65	$0.51	$2.31

2012	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	92	91	91	92	366
Revenues	$439,600	$458,218	$465,234	$477,687	$1,840,739
Gross profit	132,799	144,648	138,813	150,337	566,597
Operating income (loss)	37,126	53,037	(13,269)	31,603	108,497
Income (loss) from continuing operations	19,739	39,705	(55,686)	39,478	43,236
Income from discontinued operations, net of tax	4,536	2,685	7,125	2,428	16,774
Gain on disposal of discontinued operations, net of tax	—	—	9,783	124,697	134,480
Net income (loss)	24,275	42,390	(38,778)	166,603	194,490
Basic income (loss) per share
Continuing operations	$0.43	$0.87	$(1.24)	$0.89	$0.96
Discontinued operations	0.10	0.06	0.15	0.06	0.37
Disposal of discontinued operations	—	—	0.22	2.82	2.98

Net income (loss)	$0.53	$0.93	$(0.87)	$3.77	$4.31

Diluted income (loss) per share
Continuing operations	$0.42	$0.86	$(1.24)	$0.88	$0.94
Discontinued operations	0.10	0.06	0.15	0.05	0.36
Disposal of discontinued operations	—	—	0.22	2.77	2.93

Net income (loss)	$0.52	$0.92	$(0.87)	$3.70	$4.23

Included in the first, second, third, and fourth quarters of 2013 are severance and other restructuring costs, including accelerated depreciation expense, of $0.8 million, $7.7 million, $5.9 million, and $5.4 million, respectively. The first quarter of 2013 also includes $6.6 million of purchase accounting effects related to acquisitions, primarily the adjustment of acquired inventory to fair value. The fourth quarter of 2013 includes a loss on debt extinguishment of $1.6 million.

Included in the third quarter of 2012 are asset impairment charges, severance and other restructuring costs, and losses on the extinguishment of debt of $30.0 million, $17.4 million, and $50.6 million, respectively. Included in the fourth quarter of 2012 are asset impairment and loss on sale charges, severance costs, and losses on the extinguishment of debt of $3.7 million, $0.5 million, and $1.9 million, respectively.

Note 25: Subsequent Events

In February 2014, we submitted a binding offer to purchase Grass Valley for approximately $220 million. Grass Valley is a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions. The binding offer is subject to consultation with Grass Valley’s foreign labor works council, after which we plan to enter into a definitive agreement. We expect to close the transaction in the first quarter of 2014, and it is subject to regulatory approvals, the completion of audited financial statements, and other customary closing conditions.

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Belden Inc.

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2013, of Belden Inc. and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 27, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Item I—Election of Nine Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance—Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents” and “Stockholder Proposals for the 2015 Annual Meeting,” as described in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information on December 31, 2013” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Corporate Governance—Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to “Item II – Ratification of the Appointment of Ernst & Young as the Company’s Independent Registered Public Accounting Firm—Fees to Independent Registered Public Accountants for 2013 and 2012” and “Item II – Ratification of the Appointment of Ernst & Young as the Company’s Independent Registered Public Accounting Firm—Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2013

Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2013

Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2013

Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestitures/	Charge		Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Recoveries	Movement	Balance
	(In thousands)
Accounts Receivable—
Allowance for Doubtful Accounts:
2013	$4,163	$733	$448	$(1,391)	$(520)	$(43)	$3,390
2012	2,640	2,852	1,203	(1,594)	(935)	(3)	4,163
2011	2,720	2,036	653	(1,828)	(939)	(2)	2,640

Inventories—
Excess and Obsolete Allowances:
2013	$23,954	$5,632	$—	$(7,211)	$(1,009)	$(49)	$21,317
2012	17,735	5,381	5,597	(3,679)	(1,077)	(3)	23,954
2011	21,767	1,906	889	(5,671)	(1,148)	(8)	17,735

Deferred Income Tax Asset—
Valuation Allowance:
2013	$7,498	$496	$3,064	$—	$(899)	$6	$10,165
2012	23,663	3,659	(4,562)	(736)	(14,160)	(366)	7,498
2011	31,495	2,608	350	—	(10,587)	(203)	23,663

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Third Amended and Restated Bylaws, as amended

November 24, 2008 Form 8-K, Exhibit 3.1.; May 22,

2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K;

March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011

Form 8-K, Exhibit 3.1; May 31, 2012 Form 8-K,

Exhibit 3.1; December 4, 2013 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.5	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.6	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.7	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	May 8, 2013 Form 10-Q, Exhibit 4.1

4.8	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

4.9	Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 8, 2013 Form 10-Q, Exhibit 4.2

4.10	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 6, 2013 Form 10-Q, Exhibit 4.1

4.11	Indenture relating to 5.5% Senior Subordinated Notes due 2023	March 26, 2013 Form 8-K, Exhibit 4.1

4.12	First Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 6, 2013 Form 10-Q, Exhibit 4.2

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4

10.3*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.4*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9

10.5*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2

10.6*	Form of Stock Appreciation Rights Award	February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16

10.7*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17

10.8*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.9*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.10*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.11*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.12*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.13*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.14*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.15*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.16*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1

10.17*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2

10.18*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36

10.19*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.20*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.21*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

10.22*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.23*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.24	Separation Agreement between Belden Inc. and Naresh Kumra	April 5, 2012 Form 8-K, Exhibit 10.1

10.25*	Form of Indemnification Agreement with each of the Directors and Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, John Norman, Glenn Pennycook, John Stroup, Dhrupad Trivedi and Doug Zink	March 1, 2007 Form 10-K, Exhibit 10.39

10.26	Support Agreement among Belden Inc., Belden CDT (Canada) Inc. and Miranda Technologies Inc.	August 1, 2012 Form 8-K, Exhibit 10.1

10.27	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Wells Fargo Securities, LLC	August 17, 2012 Form 8-K, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.28	Stock Purchase Agreement by and among the Stockholders of each of PPC Broadband, Inc. and SKT International Holdings B.V., as Sellers, Belden Inc., as Buyer, and JM Representatives, LLC, as the Seller Representative	December 12, 2012 Form 8-K, Exhibit 2.1

10.29	Purchase and Sale Agreement by and among Belden Inc., Carlisle Interconnect Technologies, Inc. and Carlisle Companies Incorporated	December 21, 2012 Form 8-K, Exhibit 2.1

10.30	ABL Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.1

10.31	Term Loan Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.2

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	May 31, 2012 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

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

1 North Brentwood Boulevard, 15th Floor

St. Louis, Missouri 63105

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN INC.

	By	/s/ JOHN S. STROUP
John S. Stroup
Date: February 27, 2014		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP	President, Chief Executive Officer and Director	February 27, 2014
John S. Stroup

/s/ HENK DERKSEN	Senior Vice President, Finance, and Chief Financial Officer	February 27, 2014
Henk Derksen

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 27, 2014
Douglas R. Zink

/s/ BRYAN C. CRESSEY*	Chairman of the Board and Director	February 27, 2014
Bryan C. Cressey

/s/ DAVID ALDRICH*	Director	February 27, 2014
David Aldrich

/s/ LANCE C. BALK*	Director	February 27, 2014
Lance C. Balk

/s/ JUDY L. BROWN*	Director	February 27, 2014
Judy L. Brown

/s/ GLENN KALNASY*	Director	February 27, 2014
Glenn Kalnasy

/s/ GEORGE MINNICH*	Director	February 27, 2014
George Minnich

/s/ JOHN MONTER*	Director	February 27, 2014
John Monter

/s/ DEAN YOOST*	Director	February 27, 2014
Dean Yoost

/s/ JOHN S. STROUP
*By John S. Stroup, Attorney-in-fact

Index to Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Third Amended and Restated Bylaws, as amended

November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1; May 31, 2012 Form 8-K, Exhibit 3.1; December 4, 2013 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.5	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.6	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.7	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	May 8, 2013 Form 10-Q, Exhibit 4.1

4.8	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

4.9	Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 8, 2013 Form 10-Q, Exhibit 4.2

4.10	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 6, 2013 Form 10-Q, Exhibit 4.1

4.11	Indenture relating to 5.5% Senior Subordinated Notes due 2023	March 26, 2013 Form 8-K, Exhibit 4.1

4.12	First Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 6, 2013 Form 10-Q, Exhibit 4.2

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	Belden Inc. 2003 Long-Term Incentive Plan, as amended	March 1, 2007 Form 10-K, Exhibit 10.4

10.3*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.4*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9

10.5*	Form of Director Nonqualified Stock Option Grant	March 15, 2001 Form 10-Q, Exhibit 99.2

10.6*	Form of Stock Appreciation Rights Award	February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16

10.7*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.8*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18

10.9*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.10*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.11*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.12*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.13*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.14*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.15*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.16*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1

10.17*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2

10.18*	Amended and Restated Executive Employment Agreement with John Norman	February 27, 2009 Form 10-K, Exhibit 10.36

10.19*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.20*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.21*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

10.22*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.23*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.24	Separation Agreement between Belden Inc. and Naresh Kumra	April 5, 2012 Form 8-K, Exhibit 10.1

10.25*	Form of Indemnification Agreement with each of the Directors and Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, John Norman, Glenn Pennycook, John Stroup, Dhrupad Trivedi and Doug Zink	March 1, 2007 Form 10-K, Exhibit 10.39

10.26	Support Agreement among Belden Inc., Belden CDT (Canada) Inc. and Miranda Technologies Inc.	August 1, 2012 Form 8-K, Exhibit 10.1

10.27	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Wells Fargo Securities, LLC	August 17, 2012 Form 8-K, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.28	Stock Purchase Agreement by and among the Stockholders of each of PPC Broadband, Inc. and SKT International Holdings B.V., as Sellers, Belden Inc., as Buyer, and JM Representatives, LLC, as the Seller Representative	December 12, 2012 Form 8-K, Exhibit 2.1

10.29	Purchase and Sale Agreement by and among Belden Inc., Carlisle Interconnect Technologies, Inc. and Carlisle Companies Incorporated	December 21, 2012 Form 8-K, Exhibit 2.1

10.30	ABL Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.1

10.31	Term Loan Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.2

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	May 31, 2012 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101.INS     XBRL Instance Document

Exhibit 101.SCH    XBRL Taxonomy Extension Schema

Exhibit 101.CAL    XBRL Taxonomy Extension Calculation

Exhibit 101.DEF    XBRL Taxonomy Extension Definition

Exhibit 101.LAB    XBRL Taxonomy Extension Label

Exhibit 101.PRE    XBRL Taxonomy Extension Presentation