Form 10-Q
period 2014-03-30
BELDEN INC.
filed 2014-05-06
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

As of May 1, 2014, the Registrant had 43,602,220 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$569,579	$613,304
Receivables, net	313,603	304,204
Inventories, net	220,098	207,980
Deferred income taxes	28,667	28,767
Other current assets	47,691	41,243

Total current assets	1,179,638	1,195,498
Property, plant and equipment, less accumulated depreciation	300,785	300,835
Goodwill	766,678	773,048
Intangible assets, less accumulated amortization	361,448	376,976
Deferred income taxes	25,095	26,034
Other long-lived assets	80,637	79,362

	$2,714,281	$2,751,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,160	$199,897
Accrued liabilities	158,318	199,169
Current maturities of long-term debt	2,500	2,500

Total current liabilities	360,978	401,566
Long-term debt	1,366,211	1,364,536
Postretirement benefits	103,274	105,924
Other long-term liabilities	33,816	43,186
Stockholders’ equity:
Preferred stock	—	—
Common stock	503	503
Additional paid-in capital	585,298	585,753
Retained earnings	578,599	556,214
Accumulated other comprehensive loss	(40,494)	(29,181)
Treasury stock	(273,904)	(276,748)

Total stockholders’ equity	850,002	836,541

	$2,714,281	$2,751,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands, except per share amounts)

Revenues	$487,690	$507,473
Cost of sales	(311,973)	(340,120)

Gross profit	175,717	167,353
Selling, general and administrative expenses	(94,848)	(91,982)
Research and development	(20,571)	(20,425)
Amortization of intangibles	(11,741)	(12,977)
Income from equity method investment	954	2,271

Operating income	49,511	44,240
Interest expense	(18,820)	(15,905)
Interest income	150	108

Income from continuing operations before taxes	30,841	28,443
Income tax expense	(5,685)	(6,198)

Income from continuing operations	25,156	22,245
Loss from disposal of discontinued operations, net of tax	(562)	—

Net income	$24,594	$22,245

Weighted average number of common shares and equivalents:
Basic	43,514	44,420
Diluted	44,293	45,427

Basic income (loss) per share
Continuing operations	$0.58	$0.50
Discontinued operations	(0.01)	—

Net income	$0.57	$0.50

Diluted income (loss) per share
Continuing operations	$0.57	$0.49
Discontinued operations	(0.01)	—

Net income	$0.56	$0.49

Comprehensive income	$13,281	$14,892

Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$24,594	$22,245
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	21,238	22,546
Share-based compensation	4,566	3,419
Pension funding less than pension expense	763	798
Loss on sale of business	562	—
Provision for inventory obsolescence	63	474
Income from equity method investment	(954)	(2,271)
Deferred income tax benefit	(2,248)	—
Tax benefit related to share-based compensation	(3,264)	(4,227)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(6,490)	(9,785)
Inventories	(13,268)	(2,723)
Accounts payable	1,252	5,520
Accrued liabilities	(40,748)	(30,347)
Accrued taxes	(1,374)	(69,987)
Other assets	(2,417)	(5,606)
Other liabilities	(2,690)	(1,782)

Net cash used for operating activities	(20,415)	(71,726)
Cash flows from investing activities:
Capital expenditures	(10,356)	(6,437)
Cash used to acquire businesses, net of cash acquired	(4,700)	(9,475)
Proceeds (payments) from disposal of businesses	(956)	3,735
Proceeds from disposal of tangible assets	12	1,077

Net cash used for investing activities	(16,000)	(11,100)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of withholding tax payments	(5,441)	1,551
Cash dividends paid	(2,172)	(76)
Debt issuance costs paid	(1,702)	(6,794)
Borrowings under credit arrangements	—	388,220
Payments under borrowing arrangements	—	(194,110)
Payments under share repurchase program	—	(31,250)
Tax benefit related to share-based compensation	3,264	4,227

Net cash provided by (used for) financing activities	(6,051)	161,768
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,259)	(4,631)

Increase (decrease) in cash and cash equivalents	(43,725)	74,311
Cash and cash equivalents, beginning of period	613,304	395,095

Cash and cash equivalents, end of period	$569,579	$469,406

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

THREE MONTHS ENDED MARCH 30, 2014

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(In thousands)
Balance at December 31, 2013	50,335	$503	$585,753	$556,214	(6,880)	$(276,748)	$(29,181)	$836,541
Net income	—	—	—	24,594	—	—	—	24,594
Foreign currency translation, net of $1.7 million tax	—	—	—	—	—	—	(12,473)	(12,473)
Adjustment to pension and postretirement liability, net of $0.7 million tax	—	—	—	—	—	—	1,160	1,160

Other comprehensive loss, net of tax								(11,313)
Exercise of stock options, net of tax withholding forfeitures	—	—	(5,336)	—	92	1,721	—	(3,615)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,949)	—	53	1,123	—	(1,826)
Share-based compensation	—	—	7,830	—	—	—	—	7,830
Dividends ($0.05 per share)	—	—	—	(2,209)	—	—	—	(2,209)

Balance at March 30, 2014	50,335	$503	$585,298	$578,599	(6,735)	$(273,904)	$(40,494)	$850,002

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

The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2013:

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2013 Annual Report on Form 10-K.

Business Description

We are an innovative signal transmission solutions provider built around four global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, and Industrial IT Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound and video for mission critical applications.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 30, 2014, the 89th day of our fiscal year 2014. Our fiscal second and third quarters each have 91 days. The three months ended March 31, 2013 included 90 days.

Reclassifications

We have made certain reclassifications to the 2013 Condensed Consolidated Financial Statements with no impact to reported net income in order to conform to the 2014 presentation.

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

As of and during the three months ended March 30, 2014 and March 31, 2013, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 30, 2014.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of March 30, 2014 was $204.0 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of March 30, 2014, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $6.9 million, $4.8 million, and $1.7 million, respectively.

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

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. We recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business in the three months ended March 30, 2014 as a result of settling the working capital adjustment and other matters.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million net of tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. In 2013, we collected a partial settlement of $4.2 million from the escrow. We remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Condensed Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 12.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2014, we adopted new accounting guidance issued by the Financial Accounting Standards Board with regard to the presentation of liabilities for unrecognized tax benefits. The adoption of this guidance did not have a material impact on our financial statements.

Note 2: Acquisitions

We acquired Softel Limited (Softel) for $9.1 million, net of cash acquired, on January 25, 2013. Softel is a key technology supplier to the media sector with a portfolio of technologies well aligned with industry trends and growing demand. Softel is located in the United Kingdom. The results of Softel are reported within the Broadcast segment. The Softel acquisition was not material to our financial position or results of operations.

Note 3: Operating Segments

We are organized around four global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT. Each of the global business platforms represents a reportable segment.

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Total Segments
	(In thousands)
As of and for the three months ended March 30, 2014
Revenues	$165,868	$108,394	$159,318	$54,110	$487,690
Affiliate revenues	199	2,076	1,356	2	3,633
Operating income	10,568	10,168	20,750	8,147	49,633
Total assets	292,690	228,401	270,295	61,001	852,387

As of and for the three months ended March 31, 2013
Revenues	$155,586	$116,627	$176,721	$58,539	$507,473
Affiliate revenues	109	2,469	364	30	2,972
Operating income (loss)	(146)	8,835	24,449	9,517	42,655
Total assets	273,459	233,521	271,869	57,793	836,642

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)

Segment operating income	$49,633	$42,655
Income from equity method investment	954	2,271
Eliminations	(1,076)	(686)

Total operating income	49,511	44,240
Interest expense	(18,820)	(15,905)
Interest income	150	108

Income from continuing operations before taxes	$30,841	$28,443

Note 4: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Numerator:
Income from continuing operations	$25,156	$22,245
Loss from disposal of discontinued operations, net of tax	(562)	—

Net income	$24,594	$22,245

Denominator:
Weighted average shares outstanding, basic	43,514	44,420
Effect of dilutive common stock equivalents	779	1,007

Weighted average shares outstanding, diluted	44,293	45,427

For the three months ended March 30, 2014 and March 31, 2013, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million and 0.3 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5: Inventories

The major classes of inventories were as follows:

	March 30, 2014	December 31, 2013
	(In thousands)

Raw materials	$88,329	$85,379
Work-in-process	35,334	34,671
Finished goods	115,422	107,091
Perishable tooling and supplies	2,139	2,156

Gross inventories	241,224	229,297
Excess and obsolete reserves	(21,126)	(21,317)

Net inventories	$220,098	$207,980

Note 6: Long-Lived Assets

Disposals

During the three months ended March 31, 2013, we sold certain real estate of the Broadcast segment for $1.0 million, and recognized a $0.3 million loss on the sale.

Depreciation and Amortization Expense

We recognized depreciation expense in income from continuing operations of $9.5 million and $9.6 million in the three months ended March 30, 2014 and March 31, 2013, respectively.

We recognized amortization expense in income from continuing operations related to our intangible assets of $11.7 million and $13.0 million in the three months ended March 30, 2014 and March 31, 2013, respectively.

Note 7: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	March 30, 2014	December 31, 2013
	(In thousands)

Revolving credit agreement due 2018	$—	$—

Term Loan due 2020	248,800	248,775

Senior subordinated notes:
5.5% Senior subordinated notes due 2022	700,000	700,000
5.5% Senior subordinated notes due 2023	414,690	413,040
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,119,911	1,118,261

Total debt and other borrowing arrangements	1,368,711	1,367,036
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,366,211	$1,364,536

Revolving Credit Agreement due 2018

In 2013, we entered into a revolving credit agreement that provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable, inventory, and property, plant, and equipment of certain of our subsidiaries in the United States, Canada, Germany, the Netherlands, and the United Kingdom. As of March 30, 2014, our borrowing base was $325 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. We paid approximately $7.0 million of fees associated with the Revolver, which are being amortized over the life of the Revolver.

Term Loan due 2020

In 2013, we borrowed $250.0 million under a new Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of March 30, 2014 was 3.25%. We utilized the proceeds from the Term Loan to repay amounts outstanding under the term loan of our prior senior secured credit facility. We paid approximately $3.6 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

Senior Subordinated Notes

In 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023. The carrying value of the notes as of March 30, 2014 is $414.7 million. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on April 15 and October 15 of each year. We paid $8.5 million of fees associated with the issuance of the notes in 2013, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to repay amounts outstanding under the revolving credit component of our prior senior secured credit facility and for general corporate purposes.

As of March 30, 2014, we have $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 outstanding. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019 and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on March 1 and September 1 of each year.

As of March 30, 2014, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022 and 2023 and with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan.

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of March 30, 2014 was approximately $1,132.0 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,119.9 million as of March 30, 2014. We believe the fair value of our Term Loan approximates book value.

Note 8: Income Taxes

Income tax expense was $5.7 million for the three months ended March 30, 2014. The most significant factor in the difference between the effective tax rate of 18.4% and the statutory United States tax rate of 35% for the three months ended March 30, 2014 is the tax rate differential associated with our foreign earnings. In addition, income tax expense for the three months ended March 30, 2014 included a $2.2 million tax benefit due to a reduction of an uncertain tax position liability. The liability was reduced as a result of favorable developments with a foreign tax audit.

Note 9: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(In thousands)

Service cost	$2,019	$1,687	$31	$34
Interest cost	4,081	2,949	551	526
Expected return on plan assets	(5,116)	(3,406)	—	—
Amortization of prior service credit	—	(8)	(26)	(28)
Actuarial losses	1,723	1,668	189	278

Net periodic benefit cost	$2,707	$2,890	$745	$810

Note 10: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net income	$24,594	$22,245
Foreign currency translation loss, net of $1.7 million and $0.0 million tax, respectively	(12,473)	(8,526)
Adjustments to pension and postretirement liability, net of $0.7 million and $0.7 million tax, respectively	1,160	1,173

Total comprehensive income	$13,281	$14,892

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2013	$7,796	$(36,977)	$(29,181)
Other comprehensive loss before reclassifications	(12,473)	—	(12,473)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,160	1,160

Net current period other comprehensive income (loss)	(12,473)	1,160	(11,313)

Balance at March 30, 2014	$(4,677)	$(35,817)	$(40,494)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended March 30, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,912		(1)
Prior service credit	(26)		(1)

Total before tax	1,886
Tax benefit	(726)

Net of tax	$1,160

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 9).

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

For the three months ended March 30, 2014, we did not repurchase any of our common stock under the share repurchase program. From inception of the program to March 30, 2014, we have repurchased 5.4 million shares of our common stock under the program for an aggregate cost of $218.8 million and an average price of $40.37.

Note 12: Subsequent Events

We acquired 100% of the outstanding ownership interest in Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley) on March 31, 2014 for cash of $220.0 million. Grass Valley is a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions. Grass Valley is headquartered in the United States and will be included in our Broadcast segment. The $220.0 million purchase price remains subject to a working capital adjustment. We prepaid $4.4 million of the purchase price on March 28, 2014 in the form of a loan to Grass Valley. The prepayment is included in our Receivables balance in our Condensed Consolidated Balance Sheet and in investing activities in our Condensed Consolidated Cash Flow Statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belden Inc. (the Company, us, we, or our) is an innovative signal transmission solutions company built around four global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, and Industrial IT Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound and video for mission critical applications.

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

Trends and Events

The following trends and events during 2014 have had varying effects on our financial condition, results of operations, and cash flows.

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

Subsequent Event

We acquired 100% of the outstanding ownership interest in Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley) on March 31, 2014 for cash of $220.0 million. Grass Valley is a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions. The results of Grass Valley will be reported within the Broadcast segment. We expect to incur approximately $25 million of severance and other restructuring costs in 2014 as we integrate Grass Valley in order to achieve desired synergies.

Productivity Improvement Program

We expect to incur approximately $18 million of severance and other costs in the remainder of 2014 related to a productivity improvement program. This program will be focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. We expect these actions to reduce our operating expenses by approximately $18 million on an annualized basis. The benefits of the productivity improvement program are expected to be realized beginning in the second half of fiscal 2014.

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

Critical Accounting Policies

During the three months ended March 30, 2014:

•	We did not change any of our existing critical accounting policies from those listed in our 2013 Annual Report on Form 10-K;

•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Income from Continuing Operations before Taxes

	Three Months Ended		%
	March 30, 2014	March 31, 2013	Change
	(In thousands, except percentages)

Revenues	$487,690	$507,473	-3.9%
Gross profit	175,717	167,353	5.0%
Selling, general and administrative expenses	94,848	91,982	3.1%
Research and development	20,571	20,425	0.7%
Operating income	49,511	44,240	11.9%
Income from continuing operations before taxes	30,841	28,443	8.4%

Revenues decreased in the three months ended March 30, 2014 from the comparable period of 2013 primarily due to the following factors:

•

A decrease in unit sales volume, including a decrease in channel inventory, resulted in approximately a $13.7 million decrease in revenues. The decrease in channel inventory resulted in part from shorter lead times stemming from our Lean Enterprise initiatives, which allow our channel partners to maintain lower levels of Belden products in their inventory. Sales volume in the prior year benefited from several non-recurring projects in our industrial businesses.

•	Lower copper costs resulted in a revenue decrease of approximately $5.7 million.

•	Unfavorable currency translation resulted in a revenue decrease of approximately $0.4 million.

Gross profit for the three months ended March 31, 2013 included $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our December 2012 acquisition of PPC Broadband, Inc. (PPC). Excluding that adjustment, gross profit for the three months ended March 30, 2014 increased by $1.8 million from the comparable period of 2013 primarily due to improved productivity and favorable product mix. Favorable currency translation of approximately $1.1 million also contributed to the increase in gross profit. These factors were partially offset by a decrease in gross profit due to the decrease in revenues.

Selling, general and administrative expenses increased in the three months ended March 30, 2014 from the comparable period of 2013 due to investments in our strategic initiatives as well as transaction costs for our March 31, 2014 acquisition of Grass Valley of approximately $0.9 million.

Operating income for the three months ended March 30, 2014 included $11.7 million of amortization of intangibles. Operating income for the three months ended March 31, 2013 included $13.0 million of amortization of intangibles and $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our December 2012 acquisition of PPC. Excluding these costs, operating income for the three months ended March 30, 2014 decreased by $2.5 million from the comparable period of 2013. The decrease was primarily due to the increase in selling, general and administrative expenses discussed above. In addition, income from our equity method investment decreased by $1.3 million. Favorable currency translation of approximately $1.7 million partially offset these decreases in operating income.

Interest expense increased in the three months ended March 30, 2014 from the comparable period of 2013 due to our refinancing activities in 2013. Interest expense for the three months ended March 31, 2013 also includes $1.5 million of interest expense associated with an uncertain tax position for a foreign tax audit.

Income from continuing operations before taxes increased in the three months ended March 30, 2014 from the comparable period of 2013 due to the increases in gross profit discussed above, partially offset by the increases in selling, general and administrative expenses and interest expense.

Income Taxes

	Three Months Ended		%
	March 30, 2014	March 31, 2013	Change
	(In thousands, except percentages)

Income from continuing operations before taxes	$30,841	$28,443	8.4%
Income tax expense	5,685	6,198	-8.3%
Effective tax rate	18.4%	21.8%

We recognized income tax expense of $5.7 million for the three months ended March 30, 2014, representing an effective tax rate of 18.4%. Our income tax expense for the three months ended March 30, 2014 included a $2.2 million tax benefit due to a reduction of an uncertain tax position liability. The liability was reduced as a result of favorable developments with a foreign tax audit.

We recognized income tax expense of $6.2 million for the three months ended March 31, 2013, representing an effective tax rate of 21.8%. Our income tax expense for the three months ended March 31, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the United States (U.S.) regarding the portion of our foreign income that is taxable in the U.S. In addition, for the three months ended March 31, 2013, we recorded $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit.

Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $2.8 million and $2.4 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Broadcast Solutions

	Three Months Ended		%
	March 30, 2014	March 31, 2013	Change
	(In thousands, except percentages)

Revenues	$165,868	$155,586	6.6%
Operating income (loss)	10,568	(146)	7338.4%
as a percent of revenues	6.4%	-0.1%

Broadcast revenues increased in the three months ended March 30, 2014 from the comparable period of 2013 due to an increase in unit sales volume, net of a reduction in channel inventory, of approximately $10.0 million. Favorable currency translation resulted in approximately a $1.0 million increase in revenues. Lower copper costs resulted in a revenue decrease of approximately $0.7 million.

Operating income for the three months ended March 30, 2014 included $10.5 million of amortization of intangibles. Operating loss for the three months ended March 30, 2013 included $11.8 million of amortization of intangibles and $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our December 2012 acquisition of PPC.

Excluding the costs described above, operating income for the three months ended March 30, 2014 increased by $2.9 million from the comparable period of 2013. The increase in operating income is primarily due to leveraging the increase in revenues noted above. Operating income also benefited from improved product mix and favorable input costs.

Enterprise Connectivity Solutions

	Three Months Ended		%
	March 30, 2014	March 31, 2013	Change
	(In thousands, except percentages)

Revenues	$108,394	$116,627	-7.1%
Operating income	10,168	8,835	15.1%
as a percent of revenues	9.4%	7.6%

Enterprise Connectivity revenues decreased in the three months ended March 30, 2014 from the comparable period of 2013 due to a decrease in unit sales volume of approximately $5.3 million. The decrease in volume was primarily due to a decrease in channel inventory. Lower copper costs and unfavorable currency translation resulted in revenue decreases of approximately $2.1 million and $0.8 million, respectively.

Operating income increased in the three months ended March 30, 2014 from the comparable period of 2013 due to improved productivity, product mix, and favorable input costs. These factors more than offset the impact of the decrease in revenues.

Industrial Connectivity Solutions

	Three Months Ended		%
	March 30, 2014	March 31, 2013	Change
	(In thousands, except percentages)

Revenues	$159,318	$176,721	-9.8%
Operating income	20,750	24,449	-15.1%
as a percent of revenues	13.0%	13.8%

Industrial Connectivity revenues decreased in the three months ended March 30, 2014 from the comparable period of 2013 due to a decrease in unit sales volume, including a decrease in channel inventory, of approximately $12.5 million. Sales volume in the prior year benefited from several non-recurring projects. Lower copper costs and unfavorable currency translation resulted in revenue decreases of approximately $2.8 million and $2.1 million, respectively.

Operating income decreased in the three months ended March 30, 2014 from the comparable period of 2013 primarily due to the decrease in revenues discussed above.

Industrial IT Solutions

	Three Months Ended		%
	March 30, 2014	March 31, 2013	Change
	(In thousands, except percentages)

Revenues	$54,110	$58,539	-7.6%
Operating income	8,147	9,517	-14.4%
as a percent of revenues	15.1%	16.3%

Industrial IT revenues decreased in the three months ended March 30, 2014 from the comparable period of 2013 due to a decrease in unit sales volume, net of an increase in channel inventory, of approximately $5.9 million. Sales volume in the prior year benefited from several non-recurring projects. Favorable currency translation of approximately $1.5 million partially offset the decrease in revenues.

Operating income decreased in the three months ended March 30, 2014 from the comparable period of 2013 due to the decrease in revenues discussed above. Favorable currency translation of approximately $0.9 million and improved productivity partially offset the impact of the decrease in revenues.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. We recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business in the three months ended March 30, 2014 as a result of settling the working capital adjustment and other matters.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net cash provided by (used for):
Operating activities	$(20,415)	$(71,726)
Investing activities	(16,000)	(11,100)
Financing activities	(6,051)	161,768
Effects of currency exchange rate changes on cash and cash equivalents	(1,259)	(4,631)

Increase (decrease) in cash and cash equivalents	(43,725)	74,311
Cash and cash equivalents, beginning of period	613,304	395,095

Cash and cash equivalents, end of period	$569,579	$469,406

Net cash used for operating activities totaled $20.4 million for the three months ended March 30, 2014 compared to $71.7 million for the three months ended March 31, 2013. The most significant factor impacting the improvement in cash used for operating activities was the change in operating assets and liabilities. For the three months ended March 30, 2014, changes in operating assets and liabilities were a use of cash of $65.7 million, compared to $114.7 million for the comparable period of 2013.

The most significant use of cash for operating activities in 2013 related to taxes. Accrued taxes were a use of cash of $70.0 million for the three months ended March 31, 2013, compared to a use of cash of $1.4 million for the three months ended March 30, 2014. For the three months ended March 31, 2013, we made planned payments of two significant tax items. First, we paid $38.5 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012. There were no significant tax payments made for the three months ended March 30, 2014.

Net cash used for investing activities totaled $16.0 million for the three months ended March 30, 2014 compared to $11.1 million for the three months ended March 31, 2013. Investing activities for the three months ended March 30, 2014 included capital expenditures of $10.4 million, payments for acquisitions of $4.7 million, and payments related to a previously disposed business of $1.0 million. The payments for acquisitions in the three months ended March 30, 2014 included $4.4 million of advanced payments for the March 31, 2014 acquisition of Grass Valley and $0.3 million of payments related to prior acquisitions. Investing activities for the three months ended March 31, 2013 included payments for acquisitions, net of cash acquired, of $9.5 million, capital expenditures of $6.4 million, the receipt of proceeds from previously disposed businesses of $3.7 million, and the receipt of $1.1 million of proceeds from the sale of tangible assets, primarily real estate in the Broadcast segment.

Net cash used for financing activities for the three months ended March 30, 2014 totaled $6.1 million, compared to cash provided by financing activities of $161.8 million for the three months ended March 31,

2013. Financing activities for the three months ended March 30, 2014 included cash dividend payments of $2.2 million, net share based compensation activities of $2.2 million, and debt issuance cost payments of $1.7 million. The most significant financing activities for the three months ended March 31, 2013 were the issuance of $388.2 million of 5.5% senior subordinated notes due 2023 and the subsequent repayment of $194.1 million of borrowings outstanding under the revolving credit component of our prior senior secured credit facility. Financing activities for the three months ended March 31, 2013 also included payments under our share repurchase program of $31.3 million and payments of debt issuance costs of $6.8 million.

Our cash and cash equivalents balance was $569.6 million as of March 30, 2014. Of this amount, $113.8 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of March 30, 2014 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $414.7 million aggregate principal of 5.5% senior subordinated notes due 2023, $248.8 million of term loan borrowings due 2020, and $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019. Additional discussion regarding our various borrowing arrangements is included in Note 7 to the Condensed Consolidated Financial Statements. As of March 30, 2014, there were no outstanding borrowings under our revolver, and we had $325.0 million in available borrowing capacity.

Forward-Looking Statements

Statements in this report other than historical facts are “forward looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward looking statements include any statements regarding future revenues, costs and expenses, operating income, earnings per share, margins, cash flows, dividends, and capital expenditures. These forward looking statements are based on forecasts and projections about the markets and industries which we serve and about general economic conditions. They reflect management’s current beliefs and expectations. They are not guarantees of future performance, and they involve risk and uncertainty. Our actual results may differ materially from these expectations. Changes in the global economy may impact our results. Turbulence in financial markets may increase our borrowing costs. Additional factors that may cause actual results to differ from our expectations include: our reliance on key distributors in marketing products; our ability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control and productivity improvement programs); changes in the level of economic activity in our major geographic markets; difficulties in realigning manufacturing capacity and capabilities among our global manufacturing facilities; the competitiveness of the global broadcast, enterprise, and industrial markets; variability in our quarterly and annual effective tax rates; changes in accounting rules and interpretations of those rules which may affect our reported earnings; changes in currency exchange rates and political and economic uncertainties in the countries where we conduct business; demand for our products; the cost and availability of materials including copper, plastic compounds derived from fossil fuels, electronic components, and other materials; energy costs; our ability to achieve acquisition performance expectations and to integrate acquired businesses successfully; our ability to develop and introduce new products; having to recognize charges that would reduce income as a result of impairing goodwill and other intangible assets; security risks and the potential for business interruption from operating in volatile countries; disruptions or failures of our (or our suppliers or customers) systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event that could cause delays in completing sales, providing services, or performing other mission-critical functions; and other factors.

For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

Item 7A of our 2013 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2013.

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

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2013 Annual Report on Form 10-K.

Item 6:	Exhibits

Exhibits

Exhibit 10.1	Form of Stock Appreciation Right Award Agreement

Exhibit 10.2	Form of Performance Stock Unit Award Agreement

Exhibit 10.3	Form of Restricted Stock Unit Award Agreement

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	May 6, 2014	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date:	May 6, 2014	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial
Officer

Date:	May 6, 2014	By:	/s/ Douglas R. Zink
Douglas R. Zink
Vice President and Chief Accounting Officer