Form 10-Q
period 2014-06-29
BELDEN INC.
filed 2014-08-05
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

As of August 1, 2014, the Registrant had 43,242,305 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$444,965	$613,304
Receivables, net	416,998	304,204
Inventories, net	228,443	207,980
Deferred income taxes	28,630	28,767
Other current assets	59,645	41,243

Total current assets	1,178,681	1,195,498
Property, plant and equipment, less accumulated depreciation	328,039	300,835
Goodwill	934,285	773,048
Intangible assets, less accumulated amortization	482,967	376,976
Deferred income taxes	27,246	26,034
Other long-lived assets	99,168	79,362

	$3,050,386	$2,751,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,095	$199,897
Accrued liabilities	224,430	199,169
Current maturities of long-term debt	2,500	2,500

Total current liabilities	475,025	401,566
Long-term debt	1,559,071	1,364,536
Postretirement benefits	120,856	105,924
Other long-term liabilities	60,658	43,186
Stockholders’ equity:
Preferred stock	-	-
Common stock	503	503
Additional paid-in capital	588,320	585,753
Retained earnings	576,403	556,214
Accumulated other comprehensive loss	(26,615)	(29,181)
Treasury stock	(303,835)	(276,748)

Total stockholders’ equity	834,776	836,541

	$3,050,386	$2,751,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands, except per share data)

Revenues	$600,891	$529,491	$1,088,581	$1,036,964
Cost of sales	(396,506)	(350,295)	(708,479)	(690,415)

Gross profit	204,385	179,196	380,102	346,549
Selling, general and administrative expenses	(145,902)	(93,503)	(240,750)	(185,485)
Research and development	(31,618)	(20,931)	(52,189)	(41,356)
Amortization of intangibles	(15,795)	(13,105)	(27,536)	(26,082)
Income from equity method investment	1,256	2,256	2,210	4,527

Operating income	12,326	53,913	61,837	98,153
Interest expense	(18,203)	(18,345)	(37,023)	(34,250)
Interest income	111	149	261	257

Income (loss) from continuing operations before taxes	(5,766)	35,717	25,075	64,160
Income tax benefit (expense)	5,781	(6,225)	96	(12,423)

Income from continuing operations	15	29,492	25,171	51,737
Loss from disposal of discontinued operations, net of tax	-	-	(562)	-

Net income	$15	$29,492	$24,609	$51,737

Weighted average number of common shares and equivalents:
Basic	43,603	43,928	43,559	44,173
Diluted	44,292	44,790	44,293	45,107

Basic income (loss) per share:
Continuing operations	$-	$0.67	$0.58	$1.17
Discontinued operations	-	-	(0.01)	-

Net income	$-	$0.67	$0.57	$1.17

Diluted income (loss) per share:
Continuing operations	$-	$0.66	$0.57	$1.15
Discontinued operations	-	-	(0.01)	-

Net income	$-	$0.66	$0.56	$1.15

Comprehensive income	$13,894	$23,950	$27,175	$38,842

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$24,609	$51,737
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	48,433	47,787
Share-based compensation	9,524	7,366
Provision for inventory obsolescence	4,119	963
Pension funding less than pension expense	1,721	1,723
Income from equity method investment	(2,210)	(4,527)
Deferred income tax benefit	(4,787)	(897)
Tax benefit related to share-based compensation	(4,894)	(5,362)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(33,762)	(43,370)
Inventories	3,486	6,312
Accounts payable	(4,584)	5,500
Accrued liabilities	(32,271)	(1,854)
Accrued taxes	(8,439)	(85,769)
Other assets	7,212	232
Other liabilities	2,398	3,659

Net cash provided by (used for) operating activities	10,555	(16,500)

Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(311,467)	(9,979)
Capital expenditures	(20,963)	(20,266)
Proceeds from (payments for) disposal of business	(956)	3,735
Proceeds from disposal of tangible assets	13	3,136

Net cash used for investing activities	(333,373)	(23,374)

Cash flows from financing activities:
Borrowings under credit arrangements	200,000	388,220
Payments under share repurchase program	(31,197)	(62,500)
Proceeds (payments) from exercise of stock options, net of withholding tax payments	(7,741)	(1,186)
Debt issuance costs paid	(5,702)	(7,817)
Cash dividends paid	(4,358)	(2,310)
Payments under borrowing arrangements	(625)	(197,191)
Tax benefit related to share-based compensation	4,894	5,362

Net cash provided by financing activities	155,271	122,578

Effect of foreign currency exchange rate changes on cash and cash equivalents	(792)	(1,598)

Increase (decrease) in cash and cash equivalents	(168,339)	81,106
Cash and cash equivalents, beginning of period	613,304	395,095

Cash and cash equivalents, end of period	$444,965	$476,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

SIX MONTHS ENDED JUNE 29, 2014

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(In thousands)
Balance at December 31, 2013	50,335	$503	$585,753	$556,214	(6,880)	$(276,748)	$(29,181)	$836,541
Net income	-	-	-	24,609	-	-	-	24,609
Foreign currency translation, net of $0.2 million tax	-	-	-	-	-	-	261	261
Adjustment to pension and postretirement liability, net of $1.4 million tax	-	-	-	-	-	-	2,305	2,305

Other comprehensive income, net of tax								2,566
Exercise of stock options, net of tax withholding forfeitures	-	-	(8,130)	-	136	2,320	-	(5,810)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	-	-	(3,721)	-	72	1,790	-	(1,931)
Share repurchase program	-	-	-	-	(424)	(31,197)	-	(31,197)
Share-based compensation	-	-	14,418	-	-	-	-	14,418
Dividends ($0.10 per share)	-	-	-	(4,420)	-	-	-	(4,420)

Balance at June 29, 2014	50,335	$503	$588,320	$576,403	(7,096)	$(303,835)	$(26,615)	$834,776

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 30, 2014, the 89th day of our fiscal year 2014. Our fiscal second and third quarters each have 91 days. The six months ended June 29, 2014 and June 30, 2013 included 180 and 181 days, respectively.

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

As of and during the three and six months ended June 29, 2014 and June 30, 2013, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended June 29, 2014 and June 30, 2013.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of June 29, 2014 was $162.8 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

Contingent Liabilities

We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. These lawsuits primarily involve claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a materially adverse effect on our financial position, results of operations, or cash flow.

As of June 29, 2014, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.5 million, $2.3 million, and $1.7 million, respectively.

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

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. We recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business in the six months ended June 29, 2014 as a result of settling the working capital adjustment and other matters.

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

Current-Year Adoption of Accounting Pronouncements

On January 1, 2014, we adopted new accounting guidance issued by the Financial Accounting Standards Board (the FASB) with regard to the presentation of liabilities for unrecognized tax benefits. The adoption of this guidance did not have a material impact on our financial statements.

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (the ASU), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.

Note 2: Acquisitions

ProSoft Technology, Inc.

We acquired 100% of the outstanding shares of ProSoft Technology, Inc. (ProSoft) on June 11, 2014 for cash of $105.0 million. The purchase price remains subject to a working capital adjustment. ProSoft is a leading manufacturer of industrial networking products that translate between disparate automation systems, including the various protocols used by different automation vendors. The results of ProSoft have been included in our Condensed Consolidated Financial Statements from June 11, 2014, and are reported within the Industrial IT segment. ProSoft is headquartered in Bakersfield, California. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of June 11, 2014 (in thousands).

Cash	$2,492
Receivables	6,026
Inventories	7,001
Other current assets	615
Property, plant and equipment	1,151
Goodwill	55,281
Intangible assets	37,400
Other non-current assets	78

Total assets	$110,044

Accounts payable	$2,455
Accrued liabilities	1,654
Other non-current liabilities	935

Total liabilities	$5,044

Net assets	$105,000

The above purchase price allocation is preliminary and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of finalizing third party valuations of certain tangible and intangible assets and ensuring our accounting policies are applied at ProSoft. The preliminary measurement of receivables, inventories, property, plant, and equipment, intangible assets, goodwill, deferred income taxes, and other assets and liabilities are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $6.0 million, with a gross contractual amount of $6.1 million. We do not expect to collect $0.1 million of the acquired receivables.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the ProSoft acquisition primarily consist of cost savings from the ability to consolidate management and other support functions and expanded access to the Industrial IT market and channel partners. Our tax basis in the acquired goodwill is $55.3 million. The goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The preliminary intangible assets related to the acquisition consisted of the following:

	Preliminary Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$22,000	10.0
Developed technologies	10,000	4.0
Backlog	400	0.3

Total intangible assets subject to amortization	32,400

Intangible assets not subject to amortization:
Goodwill	55,281
Trademarks	5,000

Total intangible assets not subject to amortization	60,281

Total intangible assets	$92,681

Weighted average amortization period		8.0

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

Our revenues and income (loss) from continuing operations before taxes for both the three and six months ended June 29, 2014 included $2.7 million and $(0.4) million, respectively, from ProSoft. Included in our income (loss) from continuing operations before taxes for both the three and six months ended June 29, 2014 are $0.5 million of cost of sales related to the preliminary adjustment of inventory to fair value and $0.3 million of amortization of intangible assets. In addition, we recognized $0.6 million of transaction costs associated with the acquisition for both the three and six months ended June 29, 2014, which are included in our selling, general, and administrative expenses.

Grass Valley

We acquired 100% of the outstanding ownership interest in Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley) on March 31, 2014 for cash of $218.0 million. Grass Valley is a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions. Grass Valley is headquartered in Hillsboro, Oregon, with significant locations throughout the United States, Europe, and Asia. The results of Grass Valley have been included in our Condensed Consolidated Financial Statements from March 31, 2014, and are reported within the Broadcast segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of March 31, 2014 (in thousands).

Cash	$9,397
Receivables	73,324
Inventories	19,777
Other current assets	4,172
Property, plant and equipment	23,071
Goodwill	106,176
Intangible assets	95,500
Other non-current assets	26,919

Total assets	$358,336

Accounts payable	$50,870
Accrued liabilities	58,633
Deferred revenue	14,000
Postretirement benefits	15,604
Other non-current liabilities	1,199

Total liabilities	$140,306

Net assets	$218,030

The above purchase price allocation is preliminary, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of finalizing third party valuations of certain tangible and intangible assets and ensuring our accounting policies are applied at Grass Valley. The preliminary measurement of receivables, inventories, property, plant, and equipment, intangible assets, goodwill, deferred income taxes, deferred revenue, and other assets and liabilities are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $73.3 million, with a gross contractual amount of $79.0 million. We do not expect to collect $5.7 million of the acquired receivables.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Grass Valley acquisition primarily consist of cost savings from the ability to consolidate existing and acquired operating facilities and other support functions, as well as expanded access to the Broadcast market. Our estimated tax basis in the acquired goodwill is $106.2 million. Our preliminary analysis indicates that the goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The preliminary intangible assets related to the acquisition consisted of the following:

	Preliminary Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$37,000	5.0
Customer relationships	27,000	15.0
Backlog	1,500	0.3

Total intangible assets subject to amortization	65,500

Intangible assets not subject to amortization:
Goodwill	106,176
Trademarks	22,000
In-process research and development	8,000

Total intangible assets not subject to amortization	136,176

Total intangible assets	$201,676

Weighted average amortization period		9.0

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

Our revenues and income (loss) from continuing operations before taxes for both the three and six months ended June 29, 2014 included $66.8 million and $(22.9) million, respectively, from Grass Valley. Included in our income (loss) from continuing operations before taxes for both the three and six months ended June 29, 2014 are $6.9 million of cost of sales related to the preliminary adjustment of inventory to fair value and $3.8 million of amortization of intangible assets. In addition, we recognized $0.1 million and $1.0 million of transaction costs associated with the acquisition for the three and six months ended June 29, 2014, respectively, which are included in our selling, general, and administrative expenses. We also recognized certain severance, restructuring, and acquisition integration costs in the three and six months ended June 29, 2014 related to Grass Valley. See Note 7.

The following table illustrates the unaudited pro forma effect on operating results as if the Grass Valley and ProSoft acquisitions had been completed as of January 1, 2013.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands, except per share data)
	(Unaudited)
Revenues	$614,635	$620,291	$1,178,259	$1,202,101
Income from continuing operations	10,718	19,937	12,625	9,924
Diluted income per share from continuing operations	$0.24	$0.45	$0.29	$0.22

For purposes of the pro forma disclosures, the six months ended June 30, 2013 include nonrecurring expenses from the effects of purchase accounting, including the cost of sales arising from the adjustment of inventory to fair value of $10.2 million, amortization of the sales backlog intangible asset of $1.9 million, and Belden’s transaction costs of $1.6 million.

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

Note 3:  Operating Segments

We are organized around four global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, and Industrial IT. Each of the global business platforms represents a reportable segment. The All Other segment represents the financial results of our cable operations that primarily conducted business in the consumer electronics end market which we sold in December 2012.

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	All Other	Total Segments
	(In thousands)
As of and for the three months ended June 29, 2014
Revenues	$248,115	$121,272	$178,244	$53,260	$-	$600,891
Affiliate revenues	84	1,628	485	6	-	2,203
Operating income (loss)	(26,302)	13,733	18,339	6,002	-	11,772
Total assets	419,814	236,860	282,874	70,998	-	1,010,546

As of and for the three months ended June 30, 2013
Revenues	$166,551	$132,929	$171,892	$58,119	$-	$529,491
Affiliate revenues	526	2,539	415	30	-	3,510
Operating income	3,505	14,675	24,344	9,225	1,278	53,027
Total assets	272,506	242,120	272,974	60,521	-	848,121

As of and for the six months ended June 29, 2014
Revenues	$413,983	$229,666	$337,562	$107,370	$-	$1,088,581
Affiliate revenues	283	3,704	1,841	8	-	5,836
Operating income (loss)	(15,734)	23,901	39,089	14,149	-	61,405
Total assets	419,814	236,860	282,874	70,998	-	1,010,546

As of and for the six months ended June 30, 2013
Revenues	$322,137	$249,556	$348,613	$116,658	$-	$1,036,964
Affiliate revenues	636	5,008	779	60	-	6,483
Operating income	3,359	23,510	48,793	18,742	1,278	95,682
Total assets	272,506	242,120	272,974	60,521	-	848,121

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income (loss) from continuing operations before taxes.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)

Segment operating income	$11,772	$53,027	$61,405	$95,682
Income from equity method investment	1,256	2,256	2,210	4,527
Eliminations	(702)	(1,370)	(1,778)	(2,056)

Total operating income	12,326	53,913	61,837	98,153
Interest expense	(18,203)	(18,345)	(37,023)	(34,250)
Interest income	111	149	261	257

Income (loss) from continuing operations before taxes	$(5,766)	$35,717	$25,075	$64,160

Note 4: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Numerator:
Income from continuing operations	$15	$29,492	$25,171	$51,737
Loss from discontinued operations, net of tax	-	-	(562)	-

Net income	$15	$29,492	$24,609	$51,737

Denominator:
Weighted average shares outstanding, basic	43,603	43,928	43,559	44,173
Effect of dilutive common stock equivalents	689	862	734	934

Weighted average shares outstanding, diluted	44,292	44,790	44,293	45,107

For the three and six months ended June 29, 2014, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.1 million, respectively, because to do so would have been anti-dilutive. For both the three and six months ended June 30, 2013, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5:  Inventories

The major classes of inventories were as follows:

	June 29, 2014	December 31, 2013
	(In thousands)

Raw materials	$97,039	$85,379
Work-in-process	39,163	34,671
Finished goods	123,141	107,091
Perishable tooling and supplies	1,885	2,156

Gross inventories	261,228	229,297
Obsolescence and other reserves	(32,785)	(21,317)

Net inventories	$228,443	$207,980

Note 6:  Long-Lived Assets

Disposals

During the six months ended June 30, 2013, we sold certain real estate of the Broadcast segment for $1.0 million, and recognized a $0.3 million loss on the sale. We also sold certain real estate of the Enterprise Connectivity segment for $2.1 million. There was no gain or loss on the sale.

Depreciation and Amortization Expense

We recognized depreciation expense of $11.4 million and $20.9 million in the three and six months ended June 29, 2014, respectively. We recognized depreciation expense of $12.1 million and $21.7 million in the three and six months ended June 30, 2013, respectively.

We recognized amortization expense related to our intangible assets of $15.8 million and $27.5 million in the three and six months ended June 29, 2014, respectively. We recognized amortization expense related to our intangible assets of $13.1 million and $26.1 million in the three and six months ended June 30, 2013, respectively.

Note 7:  Severance, Restructuring, and Acquisition Integration Activities

During the six months ended June 29, 2014, we incurred severance, restructuring, and acquisition integration costs primarily related to a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program is focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the expected costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment.

For the three and six months ended June 29, 2014, we recorded severance, restructuring, and integration costs of $38.2 million and $39.7 million, respectively, related to these programs. The following table summarizes the costs by segment:

Three Months Ended June 29, 2014	Severance	Other Restructuring and Integration Costs	Total Costs
	(In thousands)

Broadcast Solutions	$16,819	$10,705	$27,524
Enterprise Connectivity Solutions	1,592	229	1,821
Industrial Connectivity Solutions	8,111	33	8,144
Industrial IT Solutions	586	133	719

Total	27,108	11,100	38,208

Six Months Ended June 29, 2014
Broadcast Solutions	$18,102	$10,865	$28,967
Enterprise Connectivity Solutions	1,592	229	1,821
Industrial Connectivity Solutions	8,111	33	8,144
Industrial IT Solutions	586	133	719

Total	$28,391	$11,260	$39,651

The other restructuring and integration costs included retention bonuses, relocation, recruitment, travel, and reserves for inventory obsolescence as a result of product line integration. We expect the majority of the other restructuring and integration costs related to these actions will be paid in 2014.

The table below sets forth severance activity that occurred during 2014 for the two significant programs described above. The balances are included in accrued liabilities.

	Productivity Improvement Program	Grass Valley Integration
	(In thousands)

Balance at December 31, 2013	$-	$-
New charges	10,507	16,528
Cash payments	(1,774)	(4,497)
Foreign currency translation	(62)	82

Balance at June 29, 2014	$8,671	$12,113

Of the total severance, restructuring, and acquisition integration costs recognized for the three months ended June 29, 2014, $8.0 million, $28.9 million, and $1.3 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized for the six months ended June 29, 2014, $8.0 million, $30.0 million, and $1.7 million were included in cost of sales, selling, general and administrative expenses, and research and development, respectively.

We expect to incur additional severance, restructuring, and acquisition integration costs in the second half of 2014 of approximately $32 million as a result of the activities discussed above, as well as the integration of our acquisition of ProSoft.

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

For the three and six months ended June 30, 2013, we recorded severance and other restructuring costs of $5.0 million and $5.8 million, respectively. The majority of these costs were recorded in our Broadcast segment, which recognized $3.5 million and $4.3 million of severance and other restructuring costs for the three and six months ended June 30, 2013, respectively. The other restructuring costs included relocation, equipment transfer, and other costs. These costs were incurred primarily as a result of facility consolidation in New York for recently acquired locations and other acquisition integration activities. The Industrial IT segment also recognized $1.3 million of severance expense for both the three and six months ended June 30, 2013. These activities have been completed, and the costs have been paid.

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

Note 8:  Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	June 29, 2014	December 31, 2013
	(In thousands)

Revolving credit agreement due 2018	$-	$-

Term Loan due 2020	248,200	248,775

Senior subordinated notes:
5.5% Senior subordinated notes due 2022	700,000	700,000
5.5% Senior subordinated notes due 2023	408,150	413,040
5.25% Senior subordinated notes due 2024	200,000	-
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,313,371	1,118,261

Total debt and other borrowing arrangements	1,561,571	1,367,036
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,559,071	$1,364,536

Revolving Credit Agreement due 2018

In 2013, we entered into a revolving credit agreement that provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable, inventory, and property, plant, and equipment of certain of our subsidiaries in the United States, Canada, Germany, the Netherlands, and the United Kingdom. As of June 29, 2014, our borrowing base was $335.0 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. We paid approximately $7.0 million of fees associated with the Revolver, which are being amortized over the life of the Revolver.

Term Loan due 2020

In 2013, we borrowed $250.0 million under a new Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of June 29, 2014 was 3.25%. We utilized the proceeds from the Term Loan to repay amounts outstanding under the term loan of our prior senior secured credit facility. We paid approximately $3.6 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

Senior Subordinated Notes

In June 2014, we issued $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2023, 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on January 15 and July 15 of each year, beginning January 15, 2015. We paid approximately $4.0 million of fees associated with the issuance of the notes in 2014, which are being amortized over the life of the notes using the effective interest method. We intend to use the net proceeds from the transaction for general corporate purposes.

In 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023. The carrying value of the notes as of June 29, 2014 is $408.2 million. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on April 15 and October 15 of each year. We paid $8.5 million of fees associated with the issuance of the notes in 2013, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to repay amounts outstanding under the revolving credit component of our prior senior secured credit facility and for general corporate purposes.

As of June 29, 2014, we have $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 outstanding. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019, 2023, and 2024 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on March 1 and September 1 of each year.

As of June 29, 2014, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022, 2023, and 2024, and with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan.

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of June 29, 2014 was approximately $1,345.2 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,313.4 million as of June 29, 2014. We believe the fair value of our Term Loan approximates book value.

Note 9:  Income Taxes

We recognized income tax benefits of $5.8 million and $0.1 million for the three and six months ended June 29, 2014, respectively. The effective tax rate for the three and six months ended June 29, 2014 was a benefit of 100.3% and 0.4%, respectively. We realized income tax benefits due to several items. First, our estimated full year effective tax rate, exclusive of discrete items, decreased due to the acquisitions of Grass Valley and ProSoft. The addition of the forecasted income (loss) by tax jurisdiction for those acquired companies resulted in a decrease in the estimated full year effective tax rate. Second, our income tax benefit for the three and six months ended June 29, 2014 included $1.5 million and $3.7 million, respectively, for the reduction of uncertain tax position liabilities, primarily due to favorable developments with a foreign tax audit.

In addition to the factors noted above, the tax rate differential associated with our foreign earnings contributed to the difference between the effective tax rate and the amount determined by applying the applicable statutory United States tax rate of 35%.

Note 10:  Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)

Service cost	$2,072	$1,676	$30	$35
Interest cost	4,121	2,914	525	557
Expected return on plan assets	(5,134)	(3,391)	-	-
Amortization of prior service credit	-	(8)	(27)	(28)
Actuarial losses	1,723	1,665	164	320

Net periodic benefit cost	$2,782	$2,856	$692	$884

Six Months Ended
Service cost	$4,091	$3,364	$60	$68
Interest cost	8,202	5,862	1,077	1,083
Expected return on plan assets	(10,251)	(6,797)	-	-
Amortization of prior service cost (credit)	1	(16)	(53)	(55)
Actuarial losses	3,446	3,333	353	598

Net periodic benefit cost	$5,489	$5,746	$1,437	$1,694

Note 11:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Net income	$15	$29,492	$24,609	$51,737
Foreign currency translation income (loss), net of $1.5 million, $0.0 million, $0.2 million, and $0.0 million tax, respectively	12,734	(6,743)	261	(15,269)
Adjustments to pension and postretirement liability, net of $0.7 million, $0.8 million, $1.4 million, and $1.5 million tax, respectively	1,145	1,201	2,305	2,374

Total comprehensive income	$13,894	$23,950	$27,175	$38,842

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2013	$7,796	$(36,977)	$(29,181)
Other comprehensive income before reclassifications	261	-	261
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,305	2,305

Net current period other comprehensive income	261	2,305	2,566

Balance at June 29, 2014	$8,057	$(34,672)	$(26,615)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended June 29, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$3,799	(1)
Prior service credit	(52)	(1)

Total before tax	3,747
Tax benefit	(1,442)

Net of tax	$2,305

(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 10).

Note 12:  Share Repurchases

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

During both the three and six months ended June 29, 2014, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $31.2 million and an average price per share of $73.50. From inception of the program to June 29, 2014, we have repurchased 5.8 million shares of our common stock under the program for an aggregate cost of $249.9 million and an average price of $42.77.

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

Acquisitions

We completed the acquisitions of Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley) on March 31, 2014 and ProSoft Technology, Inc. (ProSoft) on June 11, 2014. The results of Grass Valley and ProSoft have been included in our Consolidated Financial Statements from their respective acquisitions dates and are reported in the Broadcast and Industrial IT segments, respectively.

Productivity Improvement Program and Acquisition Integration

During the six months ended June 29, 2014, we incurred severance, restructuring, and acquisition integration costs primarily related to a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program is focused on improving the cost structure of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the expected costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. We expect the productivity improvement actions to reduce our operating expenses by approximately $18 million on an annualized basis. The benefits of the productivity improvement program are expected to be realized beginning in the second half of fiscal 2014. The restructuring and integration activities related to our acquisition of Grass Valley are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment.

For the three and six months ended June 29, 2014, we recorded severance, restructuring, and integration costs of $38.2 million and $39.7 million, respectively, related to these programs. Severance costs represented $27.1 million and $28.4 million of the total costs recognized for the three and six months ended June 29, 2014, respectively. The other restructuring and integration costs included retention bonuses, relocation, recruitment, travel, and reserves for inventory obsolescence as a result of product line integration.

We expect to incur additional severance, restructuring, and integration costs in the second half of 2014 of approximately $32 million as a result of the activities discussed above, as well as the integration of ProSoft.

For the six months ended June 30, 2013, we recorded severance and other restructuring costs of $5.8 million. The majority of these costs were recorded in our Broadcast segment, primarily as a result of facility consolidation in New York and other acquisition integration activities for our 2012 acquisition of PPC Broadband, Inc. (PPC). The other restructuring costs included relocation, equipment transfer, and other costs. The Industrial IT segment also recognized $1.3 million of severance expense in the six months ended June 30, 2013. We expected the results of these activities to generate annualized cost savings of approximately $8 - $10 million beginning in 2014, and we are substantially realizing those savings.

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

During the six months ended June 29, 2014:

•	We did not change any of our existing critical accounting policies from those listed in our 2013 Annual Report on Form 10-K;
•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Income (Loss) from Continuing Operations before Taxes

	Three Months Ended		%	Six Months Ended		%
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
	(In thousands, except percentages)

Revenues	$600,891	$529,491	13.5%	$1,088,581	$1,036,964	5.0%
Gross profit	204,385	179,196	14.1%	380,102	346,549	9.7%
Selling, general and administrative expenses	145,902	93,503	56.0%	240,750	185,485	29.8%
Research and development	31,618	20,931	51.1%	52,189	41,356	26.2%
Operating income	12,326	53,913	-77.1%	61,837	98,153	-37.0%
Income (loss) from continuing operations before taxes	(5,766)	35,717	-116.1%	25,075	64,160	-60.9%

Revenues increased in the three and six months ended June 29, 2014 from the comparable periods of 2013 due to the following factors:

•	Acquisitions contributed $69.5 million of the increase in revenues in both the three and six months ended June 29, 2014.
•

For the three months ended June 29, 2014, an increase in unit sales volume, including an increase in channel inventory, resulted in an increase in revenues of approximately $4.9 million. For the six months ended June 29, 2014, a decrease in unit sales volume, including a decrease in channel inventory, resulted in a decrease in revenues of approximately $8.8 million. The decrease in channel inventory resulted in part from shorter lead times stemming from our Lean Enterprise initiatives, which allow our channel partners to maintain lower levels of Belden products in their inventory. Additionally, sales volume in the prior year benefited from several non-recurring projects in our industrial businesses.

•

Decreases in sales prices primarily due to lower copper costs resulted in revenue decreases of approximately $6.2 million and $11.9 million for the three and six months ended June 29, 2014, respectively.

•	Favorable currency translation resulted in increases in revenues of approximately $3.2 million and $2.8 million for the three and six months ended June 29, 2014, respectively.

Gross profit for both the three and six months ended June 29, 2014 included $8.0 million of severance, restructuring, and integration costs and $7.4 million of cost of sales arising from the preliminary adjustment of inventory to fair value related to our acquisitions of Grass Valley and ProSoft. Gross profit for the three months ended June 30, 2013 included $3.1 million of severance, restructuring, and integration costs and $2.7 million of accelerated depreciation expense related to the integration of our 2012 acquisition of PPC. Gross profit for the six months ended June 30, 2013 included $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, $3.2 million of severance, restructuring, and integration costs, and $2.7 million of accelerated depreciation expense. Excluding these costs, gross profit for the three and six months ended June 29, 2014 increased by $34.9 million and $36.6 million from the comparable periods of 2013, respectively. The most significant factor was the impact of our acquisitions of Grass Valley and ProSoft, which contributed approximately $32.1 million of gross profit for both the three and six months ended June 29, 2014. The remainder of the increase was due to favorable currency translation and improved productivity, partially offset by unfavorable product mix.

Selling, general and administrative expenses increased in the three and six months ended June 29, 2014 due to an increase in severance, restructuring, and integration costs of $27.9 million and $28.4 million, respectively. In addition, selling, general and administrative expenses increased by $22.6 million for both the three and six months ended June 29, 2014 due to our acquisitions of Grass Valley and ProSoft. Selling, general and administrative expenses also increased due to acquisition transaction costs of $0.7 million and $1.6 million in the three and six months ended June 29, 2014, respectively.

Research and development expenses increased in the three and six months ended June 29, 2014 primarily due to our acquisitions. Grass Valley and ProSoft recognized $9.7 million of research and development expenses for both the three and six months ended June 29, 2014. In addition, research and development expenses increased due to an increase in severance, restructuring, and integration costs of $0.4 million and $0.7 million in the three and six months ended June 29, 2014, respectively.

Operating income for the three months ended June 29, 2014 included $38.2 million of severance, restructuring, and integration costs, $15.8 million of amortization of intangibles, and $7.4 million of cost of sales arising from the preliminary adjustment of inventory to fair value related to our acquisitions of Grass Valley and ProSoft. Operating income for the three months ended June 30, 2013 included $13.1 million of amortization of intangibles, $5.0 million of severance, restructuring, and integration costs, and $2.7 million of accelerated depreciation expense. Excluding these costs, operating income decreased by approximately $0.9 million due to the initial impact of the acquisition of Grass Valley and unfavorable product mix.

Operating income for the six months ended June 29, 2014 included $39.7 million of severance, restructuring, and integration costs, $27.5 million of amortization of intangibles, and $7.4 million of cost of sales arising from the preliminary adjustment of inventory to fair value related to our acquisitions of Grass Valley and ProSoft. Operating income for the six months ended June 30, 2013 included $26.1 million of amortization of intangibles, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, $5.8 million of severance, restructuring, and integration costs, and $2.7 million of accelerated depreciation expense. Excluding these costs, operating income decreased by $2.8 million due to the initial impact of the acquisition of Grass Valley and unfavorable product mix.

Interest expense increased in the six months ended June 29, 2014 from the comparable period of 2013 due to our refinancing activities in 2013. Interest expense for the six months ended June 30, 2013 also includes $1.5 million of interest expense associated with an uncertain tax position for a foreign tax audit.

Income from continuing operations before taxes decreased in the three and six months ended June 29, 2014 from the comparable periods of 2013 primarily due to the decreases in operating income discussed above.

Income Taxes

	Three Months Ended		%	Six Months Ended		%
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
	(In thousands, except percentages)
Income (loss) from continuing operations before taxes	$ (5,766)	$ 35,717	-116.1%	$ 25,075	$ 64,160	-60.9%
Income tax benefit (expense)	5,781	(6,225)	192.9%	96	(12,423)	100.8%
Effective tax rate	100.3%	17.4%		-0.4%	19.4%

We recognized income tax benefits of $5.8 million and $0.1 million for the three and six months ended June 29, 2014, respectively, representing effective tax rates of 100.3% and (0.4%), respectively. We realized income tax benefits due to several items. First, our estimated full year effective tax rate, exclusive of discrete items, decreased due to the acquisitions of Grass Valley and ProSoft. The addition of the forecasted income (loss) by tax jurisdiction for those acquired companies resulted in a decrease in the estimated full year effective tax rate. Second, our income tax benefits for the three and six months ended June 29, 2014 included $1.5 million and $3.7 million, respectively, for the reduction of uncertain tax position liabilities, primarily due to favorable developments with a foreign tax audit.

Our effective tax rate for the six months ended June 30, 2013 was 19.4%. Income tax expense for the six months ended June 30, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the U.S. In addition, for the six months ended June 30, 2013, we recorded $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit.

Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $3.9 million and $5.0 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Broadcast Solutions

	Three Months Ended		%	Six Months Ended		%
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
	(In thousands, except percentages)

Revenues	$ 248,115	$ 166,551	49.0%	$ 413,983	$ 322,137	28.5%
Operating income (loss)	(26,302)	3,505	-850.4%	(15,734)	3,359	-568.4%
as a percent of revenues	-10.6%	2.1%		-3.8%	1.0%

Broadcast revenues increased in the three and six months ended June 29, 2014 from the comparable periods of 2013. Acquisitions contributed $66.8 million of the increase in revenues for both the three and six months ended June 29, 2014. Increases in unit sales volume, net of changes in channel inventory, resulted in increases in revenues of approximately $13.7 million and $23.6 million, respectively. We believe sales volume benefited from market share gains due to the execution of our Market Delivery System. Favorable currency translation resulted in increases in revenues of approximately $2.0 million and $3.0 million, respectively. Lower copper costs resulted in revenue decreases of approximately $0.9 million and $1.6 million, respectively.

Operating loss for the three months ended June 29, 2014 included $27.5 million of severance, restructuring, and integration costs, $14.4 million of amortization of intangibles, and $6.9 million of cost of sales arising from the preliminary adjustment of inventory to fair value related to our acquisition of Grass Valley.

Operating income in the three months ended June 30, 2013 included $11.9 million of amortization of intangibles, $3.5 million of severance, restructuring, and integration costs, and $2.7 million of accelerated depreciation expense.

Operating loss for the six months ended June 29, 2014 included $29.0 million of severance, restructuring, and integration costs, $24.9 million of amortization of intangibles, and $6.9 million of cost of sales arising from the preliminary adjustment of inventory to fair value related to our acquisition of Grass Valley. Operating income in the six months ended June 30, 2013 included $23.7 million of amortization of intangibles, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, $4.3 million of severance, restructuring, and integration costs, and $2.7 million of accelerated depreciation expense.

Excluding these costs, operating income for the three and six months ended June 29, 2014 increased by $0.9 million and $4.4 million from the comparable periods of 2013. The increase in operating income is primarily due to leveraging the increase in revenues. These factors were partially offset by the initial impact of the acquisition of Grass Valley, unfavorable product mix, and unfavorable currency translation.

Enterprise Connectivity Solutions

	Three Months Ended		%	Six Months Ended		%
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
	(In thousands, except percentages)

Revenues	$ 121,272	$ 132,929	-8.8%	$ 229,666	$ 249,556	-8.0%
Operating income	13,733	14,675	-6.4%	23,901	23,510	1.7%
as a percent of revenues	11.3%	11.0%		10.4%	9.4%

Enterprise Connectivity revenues decreased in the three and six months ended June 29, 2014 from the comparable periods of 2013 due to decreases in unit sales volume of approximately $9.2 million and $14.5 million, respectively. The decreases in volume were partially due to decreases in channel inventory. Additionally, sales volume declined due to product portfolio decisions to emphasize higher value solutions rather than lower margin cable products. Decreases in sales prices primarily due to lower copper costs resulted in revenue decreases of approximately $2.2 million and $4.3 million for the three and six months ended June 29, 2014, respectively. Unfavorable currency translation resulted in revenue decreases of approximately $0.3 million and $1.1 million, respectively.

Operating income in the three months ended June 29, 2014 included $1.8 million of severance and other restructuring costs. There were no significant severance and other restructuring costs recognized in the comparable period of 2013. Excluding these costs, operating income increased in the three months ended June 29, 2014 due to improved productivity, favorable product mix, and favorable currency translation. These factors were partially offset by the impact of the decrease in revenues discussed above.

Operating income increased in the six months ended June 29, 2014 from the comparable period of 2013 due to improved productivity, favorable product mix, and favorable currency translation. These factors more than offset the impact of the decrease in revenues and the $1.8 million of severance and other restructuring costs recognized in the six months ended June 29, 2014. There were no significant severance and other restructuring costs recognized in the comparable period of 2013.

Industrial Connectivity Solutions

	Three Months Ended		%	Six Months Ended		%
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
	(In thousands, except percentages)

Revenues	$ 178,244	$ 171,892	3.7%	$ 337,562	$ 348,613	-3.2%
Operating income	18,339	24,344	-24.7%	39,089	48,793	-19.9%
as a percent of revenues	10.3%	14.2%		11.6%	14.0%

Industrial Connectivity revenues increased in the three months ended June 29, 2014 and decreased in the six months ended June 29, 2014 from the comparable periods of 2013. The increase in the three months ended June 29, 2014 is primarily due to an increase in unit sales volume of approximately $9.9 million. A decrease in unit sales volume, partially due to a reduction in channel inventory, resulted in a revenue decrease of approximately $2.7 million in the six months ended June 29, 2014. Decreases in sales prices due to lower copper costs resulted in revenue decreases of approximately $3.1 million and $5.9 million for the three and six months ended June 29, 2014, respectively. Unfavorable currency translation resulted in revenue decreases of approximately $0.4 million and $2.5 million, respectively.

Operating income in the three months ended June 29, 2014 included $8.1 million of severance and other restructuring costs. There were no significant severance and other restructuring costs recognized in the comparable period of 2013. Excluding these costs, operating income increased in the three months ended June 29, 2014 due to the increase in revenues discussed above.

Operating income decreased in the six months ended June 29, 2014 due to the decrease in revenues discussed above. In addition, operating income decreased due to $8.1 million of severance and other restructuring costs recognized in the six months ended June 29, 2014. There were no significant severance and other restructuring costs recognized in the comparable period of 2013.

Industrial IT Solutions

	Three Months Ended		%	Six Months Ended		%
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
	(In thousands, except percentages)

Revenues	$ 53,260	$ 58,119	-8.4%	$ 107,370	$ 116,658	-8.0%
Operating income	6,002	9,225	-34.9%	14,149	18,742	-24.5%
as a percent of revenues	11.3%	15.9%		13.2%	16.1%

Industrial IT revenues decreased in the three and six months ended June 29, 2014 from the comparable periods of 2013 due to decreases in unit sales volume, partially a result of reductions in channel inventory, of approximately $9.4 million and $15.3 million, respectively. Also, sales volume decreased due to the timing of shipments, as orders were greater than shipments in the three months ended June 29, 2014. Sales volume in the prior year benefited from several non-recurring projects. Acquisitions contributed $2.7 million of revenues in both the three and six months ended June 29, 2014. Favorable currency translation resulted in increases in revenues of approximately $1.8 million and $3.3 million in the three and six months ended June 29, 2014, respectively.

Operating income decreased in the three and six months ended June 29, 2014 from the comparable periods of 2013 due to the decreases in revenues discussed above. Favorable currency translation of approximately $0.9 million and $1.8 million in the three and six months ended June 29, 2014, respectively, partially offset the impact of the decreases in revenues.

All Other

	Three Months Ended		%	Six Months Ended		%
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
(In thousands, except percentages)

Revenues	$ -	$ -	n/a	$ -	$ -	n/a
Operating income	-	1,278	-100.0%	-	1,278	-100.0%
as a percent of revenues	n/a	n/a		n/a	n/a

All Other included the results of our cable operations that conducted business in the consumer electronics end market in China, which we sold in 2012. In the three and six months ended June 30, 2013, we recorded $1.3 million of operating income due to a favorable resolution with the buyer of those assets regarding the closing date working capital.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. We recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business in the six months ended June 29, 2014 as a result of settling the working capital adjustment and other matters.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash from operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. In the first quarter of each year, cash from operating activities reflects the payments of annual rebates to our channel partners and incentive compensation to our associates. We expect our operating activities to generate cash in 2014 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Net cash provided by (used for):
Operating activities	$10,555	$(16,500)
Investing activities	(333,373)	(23,374)
Financing activities	155,271	122,578
Effects of currency exchange rate changes on cash and cash equivalents	(792)	(1,598)

Increase (decrease) in cash and cash equivalents	(168,339)	81,106
Cash and cash equivalents, beginning of period	613,304	395,095

Cash and cash equivalents, end of period	$444,965	$476,201

Net cash provided by operating activities totaled $10.6 million for the six months ended June 29, 2014, compared to a cash usage of $16.5 million for the comparable period of 2013. The most significant factor impacting the improvement in cash used for operating activities was the change in operating assets and liabilities. For the six months ended June 29, 2014, changes in operating assets and liabilities were a use of cash of $66.0 million, compared to $115.3 million for the comparable period of 2013.

The most significant use of cash for operating activities in 2013 related to taxes. Accrued taxes were a use of cash of $85.8 million for the six months ended June 30, 2013, compared to a use of cash of $8.4 million for the six months ended June 29, 2014. For the six months ended June 30, 2013, we made planned payments of two significant tax items. First, we paid $41.8 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in late 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012. There were no significant tax payments made for the six months ended June 29, 2014.

Net cash used for investing activities totaled $333.4 million for the six months ended June 29, 2014 compared to $23.4 million for the six months ended June 30, 2013. Investing activities for the six months ended June 29, 2014 included payments for acquisitions, net of cash acquired, of $311.5 million, capital expenditures of $21.0 million, and payments related to a previously disposed business of $1.0 million. Investing activities for the six months ended June 30, 2013 included capital expenditures of $20.3 million, payments for acquisitions, net of cash acquired, of $10.0 million, the receipt of proceeds from previously disposed businesses of $3.7 million, and the receipt of $3.1 million of proceeds from the sale of tangible assets, primarily real estate in the Broadcast and Enterprise Connectivity segments.

Net cash provided by financing activities for the six months ended June 29, 2014 totaled $155.3 million, compared to $122.6 million for the six months ended June 30, 2013. The most significant financing activities for the six months ended June 29, 2014 were the issuance of $200.0 million of 5.25% senior subordinated notes due 2024 and payments under our share repurchase program of $31.2 million. The most significant financing activities for the six months ended June 30, 2013 were the issuance of $388.2 million of 5.5% senior subordinated notes due 2023 and the subsequent repayment of $194.1 million of borrowings outstanding under the revolving credit component of our prior senior secured credit facility. Financing activities for the six months ended June 30, 2013 also included payments under our share repurchase program of $62.5 million.

Our cash and cash equivalents balance was $445.0 million as of June 29, 2014. Of this amount, $126.1 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of June 29, 2014 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $408.2 million aggregate principal of 5.5% senior subordinated notes due 2023, $248.2 million of term loan borrowings due 2020, $200.0 million aggregate principal of 5.25% senior subordinated notes due 2024, and $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements. As of June 29, 2014, there were no outstanding borrowings under our revolver, and we had $335.0 million in available borrowing capacity.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of June 29, 2014.

	Principal Amount by Expected Maturity			Fair Value
	2014	Thereafter	Total
	(In thousands, except interest rates)

Variable-rate term loan due 2020	$1,875	$246,325	$248,200	$248,200
Average interest rate	3.25%	3.25%

Fixed-rate senior subordinated notes due 2022	$-	$700,000	$700,000	$714,000
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2023	$-	$408,150	$408,150	$425,700
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2024	$-	$200,000	$200,000	$200,000
Average interest rate		5.25%

Fixed-rate senior subordinated notes due 2019	$-	$5,221	$5,221	$5,508
Average interest rate		9.25%

Total			$1,561,571	$1,593,408

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

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended June 29, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

March 31, 2014 through May 4, 2014	-	$-	-	$131,250,000
May 5, 2014 through June 1, 2014	-	-	-	131,250,000
June 2, 2014 through June 29, 2014	424,469	73.50	424,469	100,053,228

Total	424,469	$73.50	424,469	$100,053,228

(1) In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $ 200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program will be funded by cash on hand and free cash flow. From inception of the program to June 29, 2014, we have repurchased 5.8 million shares of our common stock under the programs for an aggregate cost of $249.9 million and an average price of $42.77.

Item 6:	Exhibits

Exhibits

Exhibit 10.1	Executive Employment Agreement with Ross Rosenberg

Exhibit 10.2	Executive Employment Agreement with Roel Vestjens

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	August 5, 2014	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date:	August 5, 2014	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 5, 2014	By:	/s/ Douglas R. Zink
Douglas R. Zink
Vice President and Chief Accounting Officer