Form 10-Q
period 2014-09-28
BELDEN INC.
filed 2014-11-04
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

As of October 31, 2014, the Registrant had 42,816,497 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$449,102	$613,304
Receivables, net	416,412	304,204
Inventories, net	223,714	207,980
Deferred income taxes	28,486	28,767
Other current assets	51,149	41,243

Total current assets	1,168,863	1,195,498

Property, plant and equipment, less accumulated depreciation	319,689	300,835
Goodwill	939,500	773,048
Intangible assets, less accumulated amortization	465,610	376,976
Deferred income taxes	24,335	26,034
Other long-lived assets	89,989	79,362

	$3,007,986	$2,751,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,870	$199,897
Accrued liabilities	226,684	199,169
Current maturities of long-term debt	2,500	2,500

Total current liabilities	470,054	401,566

Long-term debt	1,536,181	1,364,536
Postretirement benefits	112,419	105,924
Other long-term liabilities	52,452	43,186
Stockholders’ equity:
Preferred stock	-	-
Common stock	503	503
Additional paid-in capital	592,742	585,753
Retained earnings	608,069	556,214
Accumulated other comprehensive loss	(29,679)	(29,181)
Treasury stock	(334,755)	(276,748)

Total stockholders’ equity	836,880	836,541

	$3,007,986	$2,751,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per share data)
Revenues	$610,774	$522,478	$1,699,355	$1,559,442
Cost of sales	(389,042)	(339,637)	(1,097,521)	(1,030,052)

Gross profit	221,732	182,841	601,834	529,390
Selling, general and administrative expenses	(119,104)	(96,197)	(359,854)	(281,682)
Research and development	(30,444)	(21,141)	(82,633)	(62,497)
Amortization of intangibles	(15,203)	(12,326)	(42,739)	(38,408)
Income from equity method investment	1,030	758	3,240	5,285

Operating income	58,011	53,935	119,848	152,088
Interest expense	(21,656)	(19,259)	(58,679)	(53,509)
Interest income	159	92	420	349

Income from continuing operations before taxes	36,514	34,768	61,589	98,928
Income tax expense	(2,667)	(5,700)	(2,571)	(18,123)

Income from continuing operations	33,847	29,068	59,018	80,805
Loss from disposal of discontinued operations, net of tax	-	-	(562)	-

Net income	$33,847	$29,068	$58,456	$80,805

Weighted average number of common shares and equivalents:
Basic	43,201	43,694	43,439	44,013
Diluted	43,910	44,537	44,164	44,916

Basic income (loss) per share:
Continuing operations	$0.78	$0.67	$1.36	$1.84
Discontinued operations	-	-	(0.01)	-

Net income	$0.78	$0.67	$1.35	$1.84

Diluted income (loss) per share:
Continuing operations	$0.77	$0.65	$1.33	$1.80
Discontinued operations	-	-	(0.01)	-

Net income	$0.77	$0.65	$1.32	$1.80

Comprehensive income	$30,783	$34,776	$57,958	$73,618

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$58,456	$80,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,382	71,863
Share-based compensation	14,236	11,126
Provision for inventory obsolescence	4,885	2,541
Pension funding less than pension expense	1,786	2,876
Income from equity method investment	(3,240)	(5,285)
Deferred income tax benefit	(4,693)	(1,984)
Tax benefit related to share-based compensation	(4,939)	(10,581)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(44,583)	(40,214)
Inventories	(697)	1,172
Accounts payable	(7,613)	7,812
Accrued liabilities	(24,414)	9,875
Accrued taxes	(9,125)	(84,189)
Other assets	8,856	2,565
Other liabilities	1,469	2,421

Net cash provided by operating activities	64,766	50,803
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(313,065)	(9,979)
Capital expenditures	(31,057)	(31,405)
Proceeds from (payments for) disposal of business	(956)	3,735
Proceeds from disposal of tangible assets	1,773	3,155

Net cash used for investing activities	(343,305)	(34,494)
Cash flows from financing activities:
Borrowings under credit arrangements	200,000	388,220
Payments under share repurchase program	(62,197)	(93,750)
Proceeds (payments) from exercise of stock options, net of withholding tax payments	(7,996)	(2,274)
Debt issuance costs paid	(6,572)	(7,817)
Cash dividends paid	(6,540)	(4,488)
Payments under borrowing arrangements	(1,250)	(200,220)
Tax benefit related to share-based compensation	4,939	10,581

Net cash provided by financing activities	120,384	90,252
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,047)	2,181

Increase (decrease) in cash and cash equivalents	(164,202)	108,742
Cash and cash equivalents, beginning of period	613,304	395,095

Cash and cash equivalents, end of period	$449,102	$503,837

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

NINE MONTHS ENDED SEPTEMBER 28, 2014

(Unaudited)

			Additional Paid-In Capital				Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings	Treasury Stock			Total
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2013	50,335	$503	$585,753	$556,214	(6,880)	$(276,748)	$(29,181)	$836,541
Net income	-	-	-	58,456	-	-	-	58,456
Foreign currency translation, net of $0.5 million tax	-	-	-	-	-	-	(3,914)	(3,914)
Adjustment to pension and postretirement liability, net of $2.1 million tax	-	-	-	-	-	-	3,416	3,416

Other comprehensive loss, net of tax								(498)
Exercise of stock options, net of tax withholding forfeitures	-	-	(8,391)	-	140	2,374	-	(6,017)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	-	-	(3,795)	-	73	1,816	-	(1,979)
Share repurchase program	-	-	-	-	(856)	(62,197)	-	(62,197)
Share-based compensation	-	-	19,175	-	-	-	-	19,175
Dividends ($0.15 per share)	-	-	-	(6,601)	-	-	-	(6,601)

Balance at September 28, 2014	50,335	$503	$592,742	$608,069	(7,523)	$(334,755)	$(29,679)	$836,880

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 30, 2014, the 89th day of our fiscal year 2014. Our fiscal second and third quarters each have 91 days. The nine months ended September 28, 2014 and September 29, 2013 included 271 and 272 days, respectively.

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

As of and during the three and nine months ended September 28, 2014 and September 29, 2013, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 2). We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 28, 2014 and September 29, 2013.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of September 28, 2014 was $132.7 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of September 28, 2014, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.2 million, $2.2 million, and $1.7 million, respectively.

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

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. We recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business in the nine months ended September 28, 2014 as a result of settling the working capital adjustment and other matters.

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

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (the ASU), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.

In August 2014, the FASB issued disclosure guidance that requires us to evaluate, at each annual and interim period, whether substantial doubt exists about our ability to continue as a going concern, and if applicable, to provide related disclosures. The new guidance will be effective for us for the year ending December 31, 2016. This guidance is not currently expected to have a material effect on our financial statement disclosures upon adoption, although the ultimate impact will be dependent on our financial condition and expected operating outlook at such time.

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

Cash	$2,517
Receivables	5,559
Inventories	3,624
Other current assets	240
Property, plant and equipment	1,061
Goodwill	57,075
Intangible assets	40,800
Other non-current assets	622

Total assets	$111,498

Accounts payable	$2,851
Accrued liabilities	2,515
Other non-current liabilities	1,132

Total liabilities	$6,498

Net assets	$105,000

The above purchase price allocation is preliminary and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of finalizing third party valuations of certain tangible and intangible assets and ensuring our accounting policies are applied at ProSoft. The preliminary measurement of receivables, inventories, property, plant, and equipment, intangible assets, goodwill, deferred income taxes, and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $5.6 million, with a gross contractual amount of $6.2 million. We do not expect to collect $0.6 million of the acquired receivables.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

For purposes of the above allocation, we have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the ProSoft acquisition primarily consist of expanded access to the Industrial IT market and channel partners. Our tax basis in the acquired goodwill is $57.1 million. The goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The preliminary intangible assets related to the acquisition consisted of the following:

	Preliminary Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$26,600	20.0
Developed technologies	9,000	5.0
Trademarks	5,000	5.0
Backlog	200	0.3

Total intangible assets subject to amortization	40,800

Intangible assets not subject to amortization:
Goodwill	57,075

Total intangible assets not subject to amortization	57,075

Total intangible assets	$97,875

Weighted average amortization period		14.8

The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the developed technologies intangible asset was based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period of consumption of the intangible asset. The useful life for the customer relationship intangible asset was based on our forecasts of customer turnover. The useful life for the trademarks was based on the period of time we expect to continue to go to market using the trademarks. The useful life of the backlog intangible asset was based on our estimate of when the ordered items would ship.

Our revenues and income from continuing operations before taxes for the three months ended September 28, 2014 included $14.4 million and $0.1 million, respectively, from ProSoft. Our revenues and income (loss) from continuing operations before taxes for the nine months ended September 28, 2014 included $17.1 million and $(0.3) million, respectively, from ProSoft. Included in our income from continuing operations before taxes for the three and nine months ended September 28, 2014 are $0.9 million and $1.4 million, respectively, of cost of sales related to the preliminary adjustment of inventory to fair value, and $1.1 million and $1.4 million, respectively, of amortization of intangible assets.

Grass Valley

We acquired 100% of the outstanding ownership interest in Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley) on March 31, 2014 for cash of $218.2 million. Grass Valley is a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions. Grass Valley is headquartered in Hillsboro, Oregon, with significant locations throughout the United States, Europe, and Asia. The results of Grass Valley have been included in our Condensed Consolidated Financial Statements from March 31, 2014, and are reported within the Broadcast segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of March 31, 2014 (in thousands).

Cash	$9,397
Receivables	70,142
Inventories	19,607
Other current assets	4,172
Property, plant and equipment	23,071
Goodwill	118,733
Intangible assets	95,500
Other non-current assets	16,637

Total assets	$357,259

Accounts payable	$51,276
Accrued liabilities	56,057
Deferred revenue	14,000
Postretirement benefits	16,538
Other non-current liabilities	1,199

Total liabilities	$139,070

Net assets	$218,189

The above purchase price allocation is preliminary, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of finalizing third party valuations of certain tangible and intangible assets and ensuring our accounting policies are applied at Grass Valley. The preliminary measurement of receivables, inventories, property, plant, and equipment, intangible assets, goodwill, deferred income taxes, deferred revenue, and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $70.1 million, with a gross contractual amount of $79.2 million. We do not expect to collect $9.1 million of the acquired receivables.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

For purposes of the above allocation, we have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We based our estimate of the fair value for the acquired property, plant, and equipment on a preliminary valuation study performed by a third party valuation firm. We used various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Grass Valley acquisition primarily consist of cost savings from the ability to consolidate existing and acquired operating facilities and other support functions, as well as expanded access to the Broadcast market. Our estimated tax basis in the acquired goodwill is $118.7 million. The goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The preliminary intangible assets related to the acquisition consisted of the following:

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$37,000	5.0
Customer relationships	27,000	15.0
Backlog	1,500	0.3

Total intangible assets subject to amortization	65,500

Intangible assets not subject to amortization:
Goodwill	118,733
Trademarks	22,000
In-process research and development	8,000

Total intangible assets not subject to amortization	148,733

Total intangible assets	$214,233

Weighted average amortization period		9.0

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

Our revenues and income (loss) from continuing operations before taxes for the three months ended September 28, 2014 included $66.2 million and $(7.7) million, respectively, from Grass Valley. Our revenues and income (loss) from continuing operations before taxes for the nine months ended September 28, 2014 included $133.0 million and $(30.5) million, respectively, from Grass Valley. Included in our income (loss) from continuing operations before taxes for the nine months ended September 28, 2014 are $6.9 million of cost of sales related to the preliminary adjustment of inventory to fair value. Included in our income (loss) from continuing operations before taxes for the three and nine months ended September 28, 2014 are $2.4 million and $6.2 million, respectively, of amortization of intangible assets. We also recognized certain severance, restructuring, and acquisition integration costs in the three and nine months ended September 28, 2014 related to Grass Valley. See Note 7.

The following table illustrates the unaudited pro forma effect on operating results as if the Grass Valley and ProSoft acquisitions had been completed as of January 1, 2013.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per share data)
	(Unaudited)
Revenues	$612,617	$609,760	$1,790,876	$1,851,860
Income from continuing operations	36,036	70,399	49,645	81,707

Diluted income per share from continuing operations	$0.82	$1.58	$1.12	$1.82

For purposes of the pro forma disclosures, the nine months ended September 29, 2013 include nonrecurring expenses from the effects of purchase accounting, including the cost of sales arising from the adjustment of inventory to fair value of $8.3 million, amortization of the sales backlog intangible asset of $1.7 million, and Belden’s transaction costs of $1.6 million.

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	All Other	Total Segments
	(In thousands)
As of and for the three months ended September 28, 2014
Revenues	$254,230	$115,349	$171,105	$70,090	$-	$610,774
Affiliate revenues	318	2,147	397	10	-	2,872
Operating income	13,423	14,208	20,965	9,367	-	57,963
Total assets	433,063	223,726	270,078	64,757	-	991,624

As of and for the three months ended September 29, 2013
Revenues	$176,062	$123,406	$167,008	$56,002	$-	$522,478
Affiliate revenues	118	1,930	475	228	-	2,751
Operating income	7,541	13,984	22,926	9,193	-	53,644
Total assets	294,268	234,957	268,551	57,245	-	855,021

As of and for the nine months ended September 28, 2014
Revenues	$668,213	$345,015	$508,667	$177,460	$-	$1,699,355
Affiliate revenues	601	5,852	2,237	18	-	8,708
Operating income (loss)	(2,311)	38,109	60,054	23,516	-	119,368
Total assets	433,063	223,726	270,078	64,757	-	991,624

As of and for the nine months ended September 29, 2013
Revenues	$498,199	$372,962	$515,621	$172,660	$-	$1,559,442
Affiliate revenues	754	6,938	1,254	288	-	9,234
Operating income	10,900	37,494	71,719	27,935	1,278	149,326
Total assets	294,268	234,957	268,551	57,245	-	855,021

The following table is a reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)

Segment operating income	$57,963	$53,644	$119,368	$149,326
Income from equity method investment	1,030	758	3,240	5,285
Eliminations	(982)	(467)	(2,760)	(2,523)

Total operating income	58,011	53,935	119,848	152,088
Interest expense	(21,656)	(19,259)	(58,679)	(53,509)
Interest income	159	92	420	349

Income from continuing operations before taxes	$36,514	$34,768	$61,589	$98,928

Note 4:	Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Numerator:
Income from continuing operations	$33,847	$29,068	$59,018	$80,805
Loss from discontinued operations, net of tax	-	-	(562)	-

Net income	$33,847	$29,068	$58,456	$80,805

Denominator:
Weighted average shares outstanding, basic	43,201	43,694	43,439	44,013
Effect of dilutive common stock equivalents	709	843	725	903

Weighted average shares outstanding, diluted	43,910	44,537	44,164	44,916

For both the three and nine months ended September 28, 2014, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million, because to do so would have been anti-dilutive. For both the three and nine months ended September 29, 2013, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5:	Inventories

The major classes of inventories were as follows:

	September 28, 2014	December 31, 2013
	(In thousands)
Raw materials	$99,203	$85,379
Work-in-process	37,062	34,671
Finished goods	118,505	107,091
Perishable tooling and supplies	1,759	2,156

Gross inventories	256,529	229,297
Excess and obsolete reserves	(32,815)	(21,317)

Net inventories	$223,714	$207,980

Note 6:	Long-Lived Assets

Disposals

During the nine months ended September 28, 2014, we sold certain property, plant, and equipment of the Broadcast segment for $1.8 million. There was no gain or loss on the sale.

During the nine months ended September 29, 2013, we sold certain real estate of the Broadcast segment for $1.0 million, and recognized a $0.3 million loss on the sale. We also sold certain real estate of the Enterprise Connectivity segment for $2.1 million. There was no gain or loss on the sale.

Depreciation and Amortization Expense

We recognized depreciation expense of $10.7 million and $31.6 million in the three and nine months ended September 28, 2014, respectively. We recognized depreciation expense of $11.7 million and $33.5 million in the three and nine months ended September 29, 2013, respectively.

We recognized amortization expense related to our intangible assets of $15.2 million and $42.7 million in the three and nine months ended September 28, 2014, respectively. We recognized amortization expense related to our intangible assets of $12.3 million and $38.4 million in the three and nine months ended September 29, 2013, respectively.

Note 7:	Severance, Restructuring, and Acquisition Integration Activities

During the nine months ended September 28, 2014, we incurred severance, restructuring, and acquisition integration costs primarily related to a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program is focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the expected costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment.

For the three and nine months ended September 28, 2014, we recorded severance, restructuring, and integration costs of $9.2 million and $48.8 million, respectively, related to these programs. The following table summarizes the costs by segment:

Three Months Ended September 28, 2014	Severance	Other Restructuring and Integration Costs	Total Costs
	(In thousands)
Broadcast Solutions	$54	$5,740	$5,794
Enterprise Connectivity Solutions	(347)	573	226
Industrial Connectivity Solutions	1,282	824	2,106
Industrial IT Solutions	823	209	1,032

Total	$1,812	$7,346	$9,158

Nine Months Ended September 28, 2014
Broadcast Solutions	$18,156	$16,605	$34,761
Enterprise Connectivity Solutions	1,245	802	2,047
Industrial Connectivity Solutions	9,393	857	10,250
Industrial IT Solutions	1,409	342	1,751

Total	$30,203	$18,606	$48,809

The other restructuring and integration costs primarily consisted of retention bonuses, relocation, travel, lease termination, reserves for inventory obsolescence as a result of product line integration, and costs to consolidate operating facilities. We expect the majority of the other restructuring and integration costs related to these actions will be paid in 2014.

The table below sets forth severance activity that occurred during 2014 for the two significant programs described above. The balances are included in accrued liabilities.

	Productivity Improvement Program	Grass Valley Integration
	(In thousands)
Balance at December 31, 2013	$-	$-
New charges	10,507	16,528
Cash payments	(1,774)	(4,497)
Foreign currency translation	(62)	82

Balance at June 29, 2014	$8,671	$12,113

New charges	2,575	1,536
Cash payments	(1,171)	(3,746)
Foreign currency translation	(381)	(191)
Other adjustments	(1,697)	(1,900)

Balance at September 28, 2014	$7,997	$7,812

The other adjustments in the three months ended September 28, 2014 were due to changes in estimates, including an impact of forfeited severance amounts. We expect the majority of the liabilities for these programs to be paid in the remainder of 2014 and the first half of fiscal 2015.

Of the total severance, restructuring, and acquisition integration costs recognized for the three months ended September 28, 2014, $5.3 million, $2.6 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized for the nine months ended September 28, 2014, $13.3 million, $32.6 million, and $2.9 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

We expect to incur additional severance, restructuring, and acquisition integration costs in the fourth quarter of 2014 of approximately $23 million as a result of the activities discussed above, as well as the integration of our acquisition of ProSoft.

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

Of the total severance and other restructuring costs recognized for the three months ended September 29, 2013, $1.9 million, $1.6 million, and $0.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance and other restructuring costs recognized for the nine months ended September 29, 2013, $5.0 million, $3.2 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

Note 8:	Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	September 28, 2014	December 31, 2013
	(In thousands)
Revolving credit agreement due 2018	$-	$-

Term Loan due 2020	247,600	248,775

Senior subordinated notes:
5.5% Senior subordinated notes due 2022	700,000	700,000
5.5% Senior subordinated notes due 2023	385,860	413,040
5.25% Senior subordinated notes due 2024	200,000	-
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,291,081	1,118,261

Total debt and other borrowing arrangements	1,538,681	1,367,036
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,536,181	$1,364,536

Revolving Credit Agreement due 2018

In 2013, we entered into a revolving credit agreement that provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable, inventory, and property, plant, and equipment of certain of our subsidiaries in the United States, Canada, Germany, the Netherlands, and the United Kingdom. As of September 28, 2014, our borrowing base was $330.2 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. We paid approximately $9.2 million of fees associated with the Revolver, which are being amortized over the life of the Revolver.

Term Loan due 2020

In 2013, we borrowed $250.0 million under a new Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of September 28, 2014 was 3.25%. We utilized the proceeds from the Term Loan to repay amounts outstanding under the term loan of our prior senior secured credit facility. We paid approximately $3.9 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

Senior Subordinated Notes

In June 2014, we issued $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2023, 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on January 15 and July 15 of each year, beginning January 15, 2015. We paid approximately $4.0 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We intend to use the net proceeds from the transaction for general corporate purposes.

In 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023. The carrying value of the notes as of September 28, 2014 is $385.9 million. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on April 15 and October 15 of each year. We paid $8.6 million of fees associated with the issuance of the notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transaction to repay amounts outstanding under the revolving credit component of our prior senior secured credit facility and for general corporate purposes.

As of September 28, 2014, we have $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 outstanding. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2019, 2023, and 2024 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on March 1 and September 1 of each year.

As of September 28, 2014, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding. The senior subordinated notes due 2019 have a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The interest on the 2019 notes is payable semiannually on June 15 and December 15. The notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022, 2023, and 2024, and with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan.

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of September 28, 2014 was approximately $1,314.2 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,291.1 million as of September 28, 2014. We believe the fair value of our Term Loan approximates book value.

Note 9:	Income Taxes

We recognized income tax expense of $2.7 million and $2.6 million for the three and nine months ended September 28, 2014, respectively. The effective tax rate for the three and nine months ended September 28, 2014 was 7.3% and 4.2%, respectively. Our income tax expense for the three and nine months ended September 28, 2014 included benefits of $1.2 million and $4.9 million, respectively, for the reduction of uncertain tax position liabilities, primarily due to favorable developments with a foreign tax audit and transfer pricing matters. In addition, our income tax expense for the three and nine months ended September 28, 2014 included benefits of $2.3 million and $3.3 million, respectively, primarily due to adjusting estimates in our income tax provision to the actual amounts on the U.S. and Canadian federal income tax returns.

In addition to the factors noted above, the tax rate differential associated with our foreign earnings contributed to the difference between the effective tax rate and the amount determined by applying the applicable statutory United States tax rate of 35%. Foreign tax rate differences reduced our income tax expense by approximately $9.7 million and $8.6 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.

Note 10:	Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Service cost	$1,762	$1,677	$(13)	$33
Interest cost	3,262	2,924	(152)	517
Expected return on plan assets	(4,154)	(3,396)	-	-
Amortization of prior service credit	-	(8)	18	(27)
Actuarial losses	1,718	1,662	72	278

Net periodic benefit cost	$2,588	$2,859	$(75)	$801

Nine Months Ended
Service cost	$5,853	$5,040	$48	$101
Interest cost	11,464	8,786	924	1,600
Expected return on plan assets	(14,405)	(10,193)	-	-
Amortization of prior service cost (credit)	1	(23)	(35)	(82)
Actuarial losses	5,164	4,995	425	876

Net periodic benefit cost	$8,077	$8,605	$1,362	$2,495

Note 11:	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Net income	$33,847	$29,068	$58,456	$80,805
Foreign currency translation income (loss), net of $0.3 million, $0.0 million, $0.5 million, and $0.0 million tax, respectively	(4,175)	4,536	(3,914)	(10,733)
Adjustment to pension and postretirement liability, net of $0.7 million, $0.7 million, $2.1 million, and $2.2 million tax, respectively	1,111	1,172	3,416	3,546

Total comprehensive income	$30,783	$34,776	$57,958	$73,618

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2013	$7,796	$(36,977)	$(29,181)
Other comprehensive loss before reclassifications	(3,914)	-	(3,914)
Amounts reclassified from accumulated other comprehensive income (loss)	-	3,416	3,416

Net current period other comprehensive income (loss)	(3,914)	3,416	(498)

Balance at September 28, 2014	$3,882	$(33,561)	$(29,679)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 28, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$5,589	(1)
Prior service credit	(34)	(1)

Total before tax	5,555
Tax benefit	(2,139)

Net of tax	$3,416

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

During the three months ended September 28, 2014, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $31.0 million and an average price per share of $71.80. During the nine months ended September 28, 2014, we repurchased 0.9 million shares of our common stock under the share repurchase program for an aggregate cost of $62.2 million and an average price per share of $72.64. From inception of the program to September 28, 2014, we have repurchased 6.3 million shares of our common stock under the program for an aggregate cost of $280.9 million and an average price of $44.77.

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

Productivity Improvement Program and Acquisition Integration

During the nine months ended September 28, 2014, we incurred severance, restructuring, and acquisition integration costs primarily related to a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program is focused on improving the cost structure of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the expected costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. We expect the productivity improvement actions to reduce our operating expenses by approximately $18 million on an annualized basis. We began to realize the initial benefits of the productivity improvement program in the fiscal third quarter. The restructuring and integration activities related to our acquisition of Grass Valley are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment.

For the three and nine months ended September 28, 2014, we recorded severance, restructuring, and integration costs of $9.2 million and $48.8 million, respectively, related to these programs. Severance costs represented $1.8 million and $30.2 million of the total costs recognized for the three and nine months ended September 28, 2014, respectively. The other restructuring and integration costs included retention bonuses, relocation, recruitment, travel, lease termination, and reserves for inventory obsolescence as a result of product line integration.

We expect to incur additional severance, restructuring, and integration costs in the fourth quarter of 2014 of approximately $23 million as a result of the activities discussed above, as well as the integration of ProSoft.

For the nine months ended September 29, 2013, we recorded severance and other restructuring costs of $9.5 million. The majority of these costs were recorded in our Broadcast segment, primarily as a result of facility consolidation in New York and other acquisition integration activities for our 2012 acquisition of PPC Broadband, Inc. (PPC). The other restructuring costs included relocation, equipment transfer, and other costs. The Industrial IT segment also recognized $1.5 million of severance expense in the nine months ended September 29, 2013. The severance and other restructuring costs were paid in 2013. We expected the results of these activities to generate annualized cost savings of approximately $8 - $10 million beginning in 2014, and we are substantially realizing those savings.

We continuously review our business strategies. In order to remain competitive, our goal is to improve productivity on an annual basis. To the extent that market growth rates are modest, we may need to restructure aspects of our business in order to meet our annual productivity targets. This could result in additional restructuring costs in future periods. The magnitude of restructuring costs in the future could be influenced by statutory requirements in the countries in which we operate and our internal policies with regard to providing severance benefits in the absence of statutory requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the nine months ended September 28, 2014:

—	We did not change any of our existing critical accounting policies from those listed in our 2013 Annual Report on Form 10-K;
—

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

—	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Income from Continuing Operations before Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2014	September 29, 2013		September 28, 2014	September 29, 2013
	(In thousands, except percentages)
Revenues	$610,774	$522,478	16.9%	$1,699,355	$1,559,442	9.0%
Gross profit	221,732	182,841	21.3%	601,834	529,390	13.7%
Selling, general and administrative expenses	119,104	96,197	23.8%	359,854	281,682	27.8%
Research and development	30,444	21,141	44.0%	82,633	62,497	32.2%
Operating income	58,011	53,935	7.6%	119,848	152,088	-21.2%
Income from continuing operations before taxes	36,514	34,768	5.0%	61,589	98,928	-37.7%

Revenues increased in the three and nine months ended September 28, 2014 from the comparable periods of 2013 due to the following factors:

—	Acquisitions contributed $80.6 million and $150.1 million of the increases in revenues in the three and nine months ended September 28, 2014, respectively.
—

For the three and nine months ended September 28, 2014, increases in unit sales volume resulted in increases in revenues of approximately $10.5 million and $1.7 million, respectively. We experienced increases in sales volume in our Broadcast and Industrial segments, which offset lower sales volume in our Enterprise segment. Sales volume in the Enterprise segment decreased due to product portfolio decisions to emphasize higher value solutions rather than lower margin cable products. In addition, revenues for the nine months ended September 28, 2014 were negatively impacted by decreases in channel inventory. The decreases in channel inventory resulted in part from shorter lead times stemming from our Lean Enterprise initiatives, which allow our channel partners to maintain lower levels of Belden products in their inventory.

—

Decreases in sales prices primarily due to lower copper costs resulted in revenue decreases of approximately $2.6 million and $14.5 million for the three and nine months ended September 28, 2014, respectively.

—

Unfavorable currency translation resulted in a decrease in revenues of approximately $0.2 million for the three months ended September 28, 2014. Favorable currency translation resulted in an increase in revenues of approximately $2.6 million for the nine months ended September 28, 2014.

Gross profit for the three and nine months ended September 28, 2014 included $5.3 million and $13.3 million, respectively, of severance, restructuring, and integration costs, and $0.9 million and $8.3 million, respectively, of cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Grass Valley and ProSoft. Gross profit for the three and nine months ended September 28, 2013 included $4.1 million and $9.9 million, respectively, of severance, restructuring, accelerated depreciation, and integration costs related to the integration of our 2012 acquisition of PPC. The nine months ended September 28, 2013 also included $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to the PPC acquisition.

Excluding these costs, gross profit for the three and nine months ended September 28, 2014 increased by $41.0 million and $77.6 million from the comparable periods of 2013, respectively. The most significant factor was the impact of our acquisitions of Grass Valley and ProSoft, which contributed approximately $39.1 million and $71.2 million of gross profit for the three and nine months ended September 28, 2014, respectively. The remainder of the increase was due to the increases in revenues discussed above and improved productivity as a result of our completed restructuring actions.

Selling, general and administrative expenses increased in the three and nine months ended September 28, 2014 primarily due to our acquisitions. Grass Valley and ProSoft recognized $27.2 million and $49.8 million of selling, general and administrative expenses for the three and nine months ended September 28, 2014, respectively. In addition, selling, general and administrative expenses increased in the three and nine months ended September 28, 2014 due to an increase in severance, restructuring, and integration costs of $1.0 million and $29.4 million, respectively. These increases were partially offset by improved productivity as a result of our completed restructuring actions.

Research and development expenses increased in the three and nine months ended September 28, 2014 primarily due to our acquisitions. Grass Valley and ProSoft recognized $9.4 million and $19.2 million of research and development expenses for the three and nine months ended September 28, 2014, respectively. In addition, research and development expenses increased due to an increase in severance, restructuring, and integration costs of $0.9 million and $1.7 million in the three and nine months ended September 28, 2014, respectively. These increases were partially offset by improved productivity as a result of our completed restructuring actions.

Operating income for the three months ended September 28, 2014 included $15.2 million of amortization of intangibles, $9.2 million of severance, restructuring, and integration costs, and $0.9 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of ProSoft. Operating income for the three months ended September 29, 2013 included $12.3 million of amortization of intangibles, $3.8 million of severance, restructuring, and integration costs, and $2.7 million of accelerated depreciation expense. Excluding these costs, operating income increased by approximately $11.0 million, primarily due to improved productivity as a result of our completed restructuring actions and the acquisitions of Grass Valley and ProSoft.

Operating income for the nine months ended September 28, 2014 included $48.8 million of severance, restructuring, and integration costs, $42.7 million of amortization of intangibles and $8.3 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Grass Valley and ProSoft. Operating income for the nine months ended September 29, 2013 included $38.4 million of amortization of intangibles, $9.5 million of severance, restructuring, and integration costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. Excluding these costs, operating income increased by $8.3 million due to improved productivity as a result of our completed restructuring actions and the acquisitions of Grass Valley and ProSoft.

Interest expense increased by $2.4 million in the three months ended September 28, 2014 from the comparable period of 2013 due to the issuance of $200 million 5.25% senior subordinated notes (the Notes) in June 2014. Interest expense increased by $5.2 million in the nine months ended September 28, 2014 from the comparable period of 2013 due to the issuance of the Notes in June 2014 as well as our other refinancing activities in 2013. See Note 8 to the Condensed Consolidated Financial Statements. Interest expense for the nine months ended

September 29, 2013 also includes $1.5 million of interest expense associated with an uncertain tax position for a foreign tax audit.

Income from continuing operations before taxes increased in the three months ended September 28, 2014 and decreased in the nine months ended September 28, 2014 from the comparable periods of 2013 primarily due to the changes in operating income discussed above.

Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2014	September 29, 2013		September 28, 2014	September 29, 2013
	(In thousands, except percentages)
Income from continuing operations before taxes	$36,514	$34,768	5.0%	$61,589	$98,928	-37.7%
Income tax expense	2,667	5,700	-53.2%	2,571	18,123	-85.8%
Effective tax rate	7.3%	16.4%		4.2%	18.3%

We recognized income tax expense of $2.7 million and $2.6 million for the three and nine months ended September 28, 2014, respectively, representing effective tax rates of 7.3% and 4.2%, respectively. Our income tax expense for the three and nine months ended September 28, 2014 included benefits of $1.2 million and $4.9 million, respectively, for the reduction of uncertain tax position liabilities, primarily due to favorable developments with a foreign tax audit and transfer pricing matters. In addition, our income tax expense for the three and nine months ended September 28, 2014 included benefits of $2.3 million and $3.3 million, respectively, primarily due to adjusting estimates in our income tax provision to the actual amounts on the U.S. and Canadian federal income tax returns.

Our effective tax rate for the nine months ended September 29, 2013 was 18.3%. Income tax expense for the nine months ended September 29, 2013 included a $5.2 million tax benefit due to the impact of tax law changes in the U.S. In addition, for the nine months ended September 29, 2013, we recorded $3.7 million of income tax expense for an uncertain tax position liability related to a foreign tax audit.

Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $9.7 million and $8.6 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Broadcast Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2014	September 29, 2013		September 28, 2014	September 29, 2013
	(In thousands, except percentages)
Revenues	$254,230	$176,062	44.4%	$668,213	$498,199	34.1%
Operating income (loss)	13,423	7,541	78.0%	(2,311)	10,900	-121.2%
as a percent of revenues	5.3%	4.3%		-0.3%	2.2%

Broadcast revenues increased in the three and nine months ended September 28, 2014 from the comparable periods of 2013 primarily due to the acquisition of Grass Valley, which contributed $66.2 million and $133.0 million of revenues in the three and nine months ended September 28, 2014, respectively. Increases in unit sales volume resulted in increases in revenues of approximately $11.6 million and $35.2 million, respectively. We believe sales volume benefited from market share gains due to the execution of our Market Delivery System. Favorable currency translation resulted in increases in revenues of approximately $0.8 million and

$3.8 million, respectively. Lower copper costs resulted in revenue decreases of approximately $0.4 million and $2.0 million, respectively.

Operating income for the three months ended September 28, 2014 included $5.8 million of severance, restructuring, and integration costs and $13.0 million of amortization of intangibles. Operating income in the three months ended September 29, 2013 included $11.2 million of amortization of intangibles, $3.2 million of severance, restructuring, and integration costs, and $2.2 million of accelerated depreciation expense.

Operating loss for the nine months ended September 28, 2014 included $38.0 million of amortization of intangibles, $34.8 million of severance, restructuring, and integration costs and $6.9 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of Grass Valley. Operating income in the nine months ended September 29, 2013 included $34.9 million of amortization of intangibles, $7.6 million of severance, restructuring, and integration costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense.

Excluding these costs, operating income for the three and nine months ended September 28, 2014 increased by $8.1 million and $12.5 million, respectively, from the comparable periods of 2013. The increase in operating income is primarily due to leveraging the increase in revenues and improved productivity due to our completed restructuring actions. These factors were partially offset by unfavorable currency translation.

Enterprise Connectivity Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2014	September 29, 2013		September 28, 2014	September 29, 2013
	(In thousands, except percentages)
Revenues	$115,349	$123,406	-6.5%	$345,015	$372,962	-7.5%
Operating income	14,208	13,984	1.6%	38,109	37,494	1.6%
as a percent of revenues	12.3%	11.3%		11.0%	10.1%

Enterprise Connectivity revenues decreased in the three and nine months ended September 28, 2014 from the comparable periods of 2013 due to decreases in unit sales volume of approximately $6.5 million and $20.9 million, respectively. The decreases in volume were due to product portfolio decisions to emphasize higher value solutions rather than lower margin cable products. Additionally, sales volume declined in the nine months ended September 28, 2014 due to decreases in channel inventory. Decreases in sales prices primarily due to lower copper costs resulted in revenue decreases of approximately $0.8 million and $5.1 million for the three and nine months ended September 28, 2014, respectively. Unfavorable currency translation resulted in revenue decreases of approximately $0.8 million and $1.9 million, respectively.

Operating income increased in the three and nine months ended September 28, 2014 due to favorable product mix as a result of our product portfolio initiatives and improved productivity as a result of completed restructuring actions. These factors more than offset the impact of the decrease in revenues and the $2.0 million of severance and other restructuring costs recognized in the nine months ended September 28, 2014. There were no significant severance and other restructuring costs recognized in the comparable period of 2013.

Industrial Connectivity Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2014	September 29, 2013		September 28, 2014	September 29, 2013
	(In thousands, except percentages)
Revenues	$171,105	$167,008	2.5%	$508,667	$515,621	-1.3%
Operating income	20,965	22,926	-8.6%	60,054	71,719	-16.3%
as a percent of revenues	12.3%	13.7%		11.8%	13.9%

Industrial Connectivity revenues increased in the three months ended September 28, 2014 and decreased in the nine months ended September 28, 2014 from the comparable periods of 2013. The increase in the three months ended September 28, 2014 is primarily due to an increase in unit sales volume of approximately $5.9 million. Sales volume increased by approximately $3.2 million in the nine months ended September 28, 2014, net of reductions in channel inventory. Decreases in sales prices due to lower copper costs resulted in revenue decreases of approximately $1.3 million and $7.2 million for the three and nine months ended September 28, 2014, respectively. Unfavorable currency translation resulted in revenue decreases of approximately $0.5 million and $3.0 million, respectively.

Operating income in the three months ended September 28, 2014 included $2.1 million of severance and other restructuring costs. There were no significant severance and other restructuring costs recognized in the comparable period of 2013. Excluding these costs, operating income increased by $0.1 million in the three months ended September 28, 2014 due to the increase in revenues discussed above, partially offset by unfavorable product mix.

Operating income in the nine months ended September 28, 2014 included $10.3 million of severance and other restructuring costs. There were no significant severance and other restructuring costs recognized in the comparable period of 2013. Excluding these costs, operating income decreased by $1.4 million in the nine months ended September 28, 2014 due to the decrease in revenues discussed above as well as unfavorable product mix.

Industrial IT Solutions

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2014	September 29, 2013		September 28, 2014	September 29, 2013
	(In thousands, except percentages)
Revenues	$70,090	$56,002	25.2%	$177,460	$172,660	2.8%
Operating income	9,367	9,193	1.9%	23,516	27,935	-15.8%
as a percent of revenues	13.4%	16.4%		13.3%	16.2%

Industrial IT revenues increased in the three and nine months ended September 28, 2014 from the comparable periods of 2013 primarily due to the acquisition of ProSoft, which contributed $14.4 million and $17.1 million of revenues in the three and nine months ended September 28, 2014, respectively. Favorable currency translation resulted in increases in revenues of approximately $0.3 million and $3.6 million in the three and nine months ended September 28, 2014, respectively. These increases were partially offset by decreases in revenues due to decreases in unit sales volume of approximately $0.6 million and $15.9 million, respectively. Sales volume declined in part due to reductions in channel inventory in the nine months ended September 28, 2014. In addition, sales volume in the prior year benefited from several non-recurring projects.

Operating income in the three months ended September 28, 2014 included $1.8 million of amortization of intangible assets, $1.0 million of severance, restructuring, and acquisition integration costs, and $0.9 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of ProSoft. Operating income in the three months ended September 29, 2013 included $0.8 million of amortization of intangibles and $0.1 million of severance and restructuring costs. Excluding these costs, operating income increased by $2.9 million. The acquisition of ProSoft contributed approximately $2.1 million of operating income in the three months ended September 28, 2014. The remainder of the increase in operating income was due to improved productivity due to our completed restructuring actions.

Operating income in the nine months ended September 28, 2014 included $3.5 million of amortization of intangible assets, $1.8 million of severance, restructuring, and acquisition integration costs, and $1.4 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of ProSoft. Operating income in the nine months ended September 29, 2013 included $2.4 million of amortization of intangibles and $1.5 million of severance and restructuring costs. Excluding these costs, operating income decreased by $1.6 million, due to the decline in sales volume discussed above. The acquisition of ProSoft contributed approximately $2.5 million of operating income in the nine months ended September 28, 2014.

All Other

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 28, 2014	September 29, 2013		September 28, 2014	September 29, 2013
(In thousands, except percentages)
Revenues	$-	$-	n/a	$-	$-	n/a
Operating income	-	-	n/a	-	1,278	-100.0%
as a percent of revenues	n/a	n/a		n/a	n/a

All Other included the results of our cable operations that conducted business in the consumer electronics end market in China, which we sold in 2012. In the nine months ended September 29, 2013, we recorded $1.3 million of operating income due to a favorable resolution with the buyer of those assets regarding the closing date working capital.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. We recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business in the nine months ended September 28, 2014 as a result of settling the working capital adjustment and other matters.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Net cash provided by (used for):
Operating activities	$64,766	$50,803
Investing activities	(343,305)	(34,494)
Financing activities	120,384	90,252
Effects of currency exchange rate changes on cash and cash equivalents	(6,047)	2,181

Increase (decrease) in cash and cash equivalents	(164,202)	108,742
Cash and cash equivalents, beginning of period	613,304	395,095

Cash and cash equivalents, end of period	$449,102	$503,837

Net cash provided by operating activities totaled $64.8 million for the nine months ended September 28, 2014, compared to $50.8 million for the comparable period of 2013. The most significant factor impacting the improvement in net cash provided by operating activities was the change in operating assets and liabilities. For the nine months ended September 28, 2014, changes in operating assets and liabilities were a use of cash of $76.1 million, compared to $100.6 million for the comparable period of 2013.

The most significant use of cash for operating activities in 2013 related to taxes. Accrued taxes were a use of cash of $84.2 million for the nine months ended September 29, 2013, compared to a use of cash of $9.1 million for the nine months ended September 28, 2014. For the nine months ended September 29, 2013, we made planned payments of two significant tax items. First, we paid $41.8 million of our estimated 2012 tax liability related to the sale of the Thermax and Raydex cable business in 2012. We recognized a $211.6 million pre-tax gain on the sale of this business in late 2012. Second, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012. There were no significant tax payments made for the nine months ended September 28, 2014.

The improvement in cash flows related to taxes was partially offset by unfavorable changes in accounts payable and accrued liabilities. Accounts payable and accrued liabilities were a use of cash of $32.0 million for the nine months ended September 28, 2014, compared to a source of cash of $17.7 million for the comparable period of 2013. The increased use of cash by accounts payable and accrued liabilities in the nine months ended September 28, 2014 is due to our on-going productivity improvement program and acquisition integration activities. We expect the majority of the liabilities for these programs to be paid in the remainder of 2014 and the first half of fiscal 2015.

Net cash used for investing activities totaled $343.3 million for the nine months ended September 28, 2014 compared to $34.5 million for the nine months ended September 29, 2013. Investing activities for the nine months ended September 28, 2014 included payments for acquisitions, net of cash acquired, of $313.1 million, capital expenditures of $31.1 million, payments related to a previously disposed business of $1.0 million, and the receipt of $1.7 million of proceeds from the sale of tangible assets, primarily equipment in the Broadcast segment. Investing activities for the nine months ended September 29, 2013 included capital expenditures of $31.4 million, payments for acquisitions, net of cash acquired, of $10.0 million, the receipt of proceeds from previously disposed businesses of $3.7 million, and the receipt of $3.1 million of proceeds from the sale of tangible assets, primarily real estate in the Broadcast and Enterprise Connectivity segments.

Net cash provided by financing activities for the nine months ended September 28, 2014 totaled $120.4 million, compared to $90.3 million for the nine months ended September 29, 2013. The most significant financing activities for the nine months ended September 28, 2014 were the issuance of $200.0 million of 5.25% senior subordinated notes due 2024 and payments under our share repurchase program of $62.2 million. The most significant financing activities for the nine months ended September 29, 2013 were the issuance of $388.2 million of 5.5% senior subordinated notes due 2023 and the subsequent repayment of $194.1 million of borrowings outstanding under the revolving credit component of our prior senior secured credit facility.

Financing activities for the nine months ended September 29, 2013 also included payments under our share repurchase program of $93.8 million.

Our cash and cash equivalents balance was $449.1 million as of September 28, 2014. Of this amount, $151.8 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of September 28, 2014 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $385.9 million aggregate principal of 5.5% senior subordinated notes due 2023, $247.6 million of term loan borrowings due 2020, $200.0 million aggregate principal of 5.25% senior subordinated notes due 2024, and $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements. As of September 28, 2014, there were no outstanding borrowings under our revolver, and we had $330.2 million in available borrowing capacity.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 28, 2014.

	Principal Amount by Expected Maturity			Fair Value
	2014	Thereafter	Total
	(In thousands, except interest rates)
Variable-rate term loan due 2020	$1,250	$246,350	$247,600	$247,600
Average interest rate	3.25%	3.25%

Fixed-rate senior subordinated notes due 2022	$-	$700,000	$700,000	$711,375
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2023	$-	$385,860	$385,860	$402,070
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2024	$-	$200,000	$200,000	$195,250
Average interest rate		5.25%

Fixed-rate senior subordinated notes due 2019	$-	$5,221	$5,221	$5,486
Average interest rate		9.25%

Total			$1,538,681	$1,561,781

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

We are a former owner of a property located in Kingston, Ontario. The Ontario, Canada Ministry of the Environment is seeking to require current and former owners of the Kingston property to delineate and remediate soil and groundwater contamination at the site, which we believe was caused by Nortel (a former owner of the site). We are in the process of assessing whether we have any liability for the site, as well as the scope of contamination, cost of remediation, allocation of costs among the parties, and the other parties’ financial viability. Based on our current information, we do not believe this matter should have a material adverse effect on our financial condition, operating results, or cash flows. However, since the outcome of this matter is uncertain, we cannot give absolute assurance regarding its future resolution, or that such matter may not become material in the future.

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended September 28, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2014 through August 3, 2014	-	$-	-	$100,053,228
August 4, 2014 through August 31, 2014	-	-	-	100,053,228
September 1, 2014 through September 28, 2014	431,746	71.80	431,746	69,053,228

Total	431,746	$71.80	431,746	$69,053,228

(1) In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program will be funded by cash on hand and free cash flow. From inception of the program to September 28, 2014, we have repurchased 6.3 million shares of our common stock under the programs for an aggregate cost of $280.9 million and an average price of $44.77.

Item 6:	Exhibits

Exhibits

Exhibit 4.1	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022

Exhibit 4.2	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023

Exhibit 4.3	First Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: November 4, 2014	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 4, 2014	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: November 4, 2014	By:	/s/ Douglas R. Zink
Douglas R. Zink
Vice President and Chief Accounting Officer