Form 10-K
period 2014-12-31
BELDEN INC.
filed 2015-02-23
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 001-12561

BELDEN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3601505
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1 North Brentwood Boulevard

15th Floor

St. Louis, Missouri 63105

(Address of Principal Executive Offices and Zip Code)

(314) 854-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $0.01 par value	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

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

At June 30, 2014, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $2,984,203,300 based on the closing price ($78.83) of such stock on such date.

There were 42,517,178 shares of registrant’s Common Stock outstanding on February 17, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2014 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1. Business

General

Belden Inc. (the Company, Belden, we, us, or our) is an innovative signal transmission solutions provider. Belden’s comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers (OEMs). Belden is a Delaware corporation incorporated in 1988.

In 2013, we re-organized the Company around four global business platforms: Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, and Industrial IT Solutions. Previously, we were organized around geographic regions. The re-organization was executed as a result of our transformation from a regional cable company into a global provider of comprehensive signal transmission solutions. We believe the new organization allows us to better capitalize on market opportunities and meet customer demands. We have determined each of the global business platforms represents a reportable segment. Financial information about our segments appears in Note 5 to the Consolidated Financial Statements.

As used herein, unless an operating segment is identified or the context otherwise requires, “Belden,” the “Company”, and “we” refer to Belden Inc. and its subsidiaries as a whole.

Strategy and Business Model

Our business model is designed to generate shareholder value:

•

Operational Excellence—The core of our business model is operational excellence and the execution of our Belden Business System. The Belden Business System has three areas of focus. First, we demonstrate a commitment to Lean enterprise initiatives, which improve not only the quality and efficiency of the manufacturing environment, but our business processes on a company-wide basis. Second, we utilize our Market Delivery System (MDS), a go-to-market model that provides the foundation for organic growth. We believe that organic growth, resulting from both market growth and share capture, is essential to our success. Finally, our Talent Management System supports the development of our associates at all levels, which preserves the culture necessary to operate our business consistently and sustainably.

•

Cash Generation—Our strive for operational excellence results in the generation of significant cash flow. We generated cash flows from operating activities of $194.0 million, $164.6 million, and $139.4 million in 2014, 2013, and 2012, respectively.

•

Portfolio Improvement—We utilize the cash flow generated by our business to fuel our continued transformation and generate shareholder value. We continuously improve our portfolio to ensure we provide the most complete, end-to-end solutions to our customers. Our portfolio is designed with balance across end markets and geographies to ensure we can meet our goals in all economic environments. We have a disciplined acquisition cultivation and integration system that allows us to invest in outstanding companies that strengthen our capabilities and enhance our ability to serve our customers.

Segments

We operate our business under the following segments:

	Percentage of Consolidated Revenues
	2014	2013	2012
Broadcast Solutions	39.7%	32.1%	19.4%
Enterprise Connectivity Solutions	19.7%	23.8%	27.0%
Industrial Connectivity Solutions	29.6%	32.9%	36.4%
Industrial IT Solutions	11.0%	11.2%	11.9%
All Other	0.0%	0.0%	5.3%

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

Our hardware and software solutions for the broadcast infrastructure industry span the full breadth of television operations, including production, playout, and delivery. For the broadband distribution industry, we manufacture flexible, copper-clad coaxial cable and associated connector products for the high-speed transmission of data, sound, and video (broadband) that are used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. Our connectivity solutions include several major product categories: coax connector products that allow for connections from the provider network to the subscribers’ devices; hardline connectors that allow service providers to distribute their services within a city, a town, or a neighborhood; entry devices that serve to manage and remove network signal noise that could impair performance for the subscriber; and traps and filtering devices that allow service providers to control the signals that are transmitted to the subscriber. The Broadcast segment also manufactures a variety of multiconductor and coaxial cable and connector products, which distribute audio and video signals for use in broadcast television including digital television and high definition television, broadcast radio, pre- and post-production facilities, recording studios, and public facilities such as casinos, arenas, and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems, and consumer audio products. We also provide specialized cables for security applications such as video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems.

Broadcast products are sold through a variety of channels, including: broadcast specialty distributors; audio systems installers; directly to music OEMs and the major television networks including ABC, CBS, Fox, and NBC; directly to broadband service providers, including Comcast, DirectTV, and Time Warner; directly to specialty system integrators; and other distributors.

Enterprise

The Enterprise Connectivity Solutions (Enterprise) segment provides network infrastructure solutions for enterprise customers. We serve customers in markets such as data hosting, healthcare, education, financial, and government. Our products are used in applications such as data centers, local area networks, access control, and building automation. Enterprise provides true end-to-end copper and fiber network systems to include cable, assemblies, interconnect panels, and enclosures. Our high-performance solutions support all networking protocols to include 100G+ Ethernet technologies. Enterprise products also include intelligent power, cooling, and airflow management hardware and software for mission-critical data center operations. The Enterprise product portfolio is designed to support the increased use of wireless communications and cloud-based data centers by our customers.

Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.

Industrial Connectivity

The Industrial Connectivity Solutions (Industrial Connectivity) segment provides infrastructure components and connectivity systems for a wide range of industrial automation applications. We target end-use customers in markets such as automotive production, machine building, power generation, transportation, and oil and gas. Our products are used in applications such as network and fieldbus infrastructure; sensor and actuator connectivity; and power, control, and data transmission. Industrial Connectivity products include solutions such as industrial and input/output (I/O) connectors, industrial cables, IP and networking cables, I/O modules, distribution boxes, customer specific wiring solutions, and load-moment indicator systems as well as controllers and sensors for the mobile crane market.

Our industrial cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers, and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures, and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. Our industrial connector products are primarily used as sensor and actuator connections in factory automation supporting various fieldbus protocols as well as power connections in building automation. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment.

Industrial Connectivity products are sold directly to industrial equipment OEMs and through a network of industrial distributors, value-added resellers, and system integrators.

Industrial IT

The Industrial IT segment provides mission-critical networking systems that provide the end-users with the highest confidence of reliability, availability, and security. We target end-use customers in markets such as energy, automotive, transportation systems, and automation suppliers, and our products are used in such applications as network infrastructure, wireless, and security. Industrial IT products include security devices, Ethernet switches and related equipment, routers and gateways, network management software, and wireless systems. Our industrial Ethernet switches and related equipment can be both rail-mounted and rack-mounted, and are used for factory automation, power generation and distribution, process automation, and large-scale infrastructure projects such as bridges, wind farms, and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. The Industrial IT product portfolio supports the continued deployment of industrial Ethernet technology throughout industrial manufacturing processes.

Industrial IT products are sold directly to end-use customers, directly to OEMs, and through distributors.

All Other

The All Other segment represents the financial results of our cable operations that primarily conducted business in the consumer electronics end market, which we sold in December 2012.

See Note 5 to the Consolidated Financial Statements for additional information regarding our segments.

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

We have completed a number of acquisitions in recent years as part of this strategy. Most recently, on January 2, 2015, we acquired Tripwire, Inc., a leading global provider of advanced threat, security, and compliance solutions. Tripwire’s solutions enable enterprises, service providers, manufacturers, and government agencies to confidently detect, prevent, and respond to growing security threats, and expands our networking and security portfolio.

In November 2014, we acquired Coast Wire and Plastic Tech., LLC (Coast), a leading manufacturer of custom wire and cable solutions used in high-end medical device, military and defense, and industrial applications. In June 2014, we acquired ProSoft Technology, Inc. (ProSoft), a leading manufacturer of industrial networking products that translate between disparate automation systems, including the various protocols used by different automation vendors. In March 2014, we acquired Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley), a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions.

In 2013, we acquired Softel Limited (Softel), a key technology supplier to the media sector with a portfolio of technologies well aligned with broadcast industry trends and growing demand.

In 2012, we acquired PPC Broadband, Inc. (PPC), a leading manufacturer and developer of advanced connectivity technologies for the broadband market, and Miranda Technologies Inc. (Miranda), a leading provider of hardware and software solutions for the broadcast infrastructure industry. The acquisitions of PPC and Miranda represented a significant expansion of our broadcast portfolio, and our annual Broadcast segment revenues more than doubled as a result.

For more information regarding these transactions, see Notes 3 and 26 to the Consolidated Financial Statements.

Customers

We sell to distributors, OEMs, installers, and end-users. Sales to the distributor Anixter International Inc. represented approximately 13% of our consolidated revenues in 2014. No other customer accounted for more than 10% of our revenues in 2014.

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

International Operations

In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Brazil, Canada, China, Japan, Mexico, and St. Kitts, as well as in various countries in Europe. During 2014, approximately 51% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

Financial information for Belden by country is shown in Note 5 to the Consolidated Financial Statements.

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

Many of the markets we serve are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. Our markets are also subject to increasing requirements for mobility, information security, and transmission reliability. The relative costs and merits of copper and fiber optic based infrastructure solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes in our served markets.

Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise a portion of our revenues. Fiber optic cables have certain advantages over copper-based cables in applications where large amounts of information must travel significant distances and where high levels of information security are required. While the cost to interface electronic and optical light signals and to terminate and connect optical fiber remains comparatively high, we expect that in future years the cost difference will diminish. We sell fiber optic infrastructure, and many customers specify these products in combination with copper-based infrastructure.

The final stage of most networks remains almost exclusively copper-based, and we expect that it will continue to be copper for the foreseeable future. However, if a significant decrease in the cost of fiber optic systems relative to the cost of copper-based systems were to occur, such systems could become superior on a price/performance basis to copper-based systems. Part of our research and development efforts focus on expanding our fiber-optic based product portfolio.

In the industrial networking market, there is a growing trend toward adoption of industrial Ethernet technology, bringing to the critical infrastructure the advantages of digital communication and the ability to network devices made by different manufacturers and integrating them with enterprise systems. While the adoption of this technology is at a more advanced stage in certain regions of the world, we believe that the trend will globalize. This trend will also lead to a rising need for wireless systems for some applications and for cybersecurity to protect this critical infrastructure.

In the broadcast market, the trend towards increasingly complex broadcast production, management, and distribution environments continues to evolve. Our end-use customers need to increase efficiency and enhance workflow through systems and infrastructure. Our broadcast products allow content producers, broadcasters, and service providers to manage the increasingly complex broadcast signals throughout their operations.

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

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is dependent on patent or trademark protection or that our operations are dependent on any individual patent or trademark. Our most prominent trademarks are: Belden®, Alpha Wire™, Mohawk®, West Penn Wire™, Hirschmann®, Lumberg Automation™, SignalTight®, GarrettCom®, Poliron™, Tofino®, PPC®, Grass Valley®, ProSoft Technology®, and Tripwire®.

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

	2014	2013	2012
Copper spot prices per pound
High	$3.43	$3.78	$3.97
Low	$2.54	$3.03	$3.28

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

Backlog

Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are subject to cancellation or rescheduling by the customer. As of December 31, 2014, our backlog of orders believed to be firm was $175.4 million. The majority of the backlog at December 31, 2014 is scheduled to be shipped in 2015.

Environmental Matters

We are subject to numerous federal, state, provincial, local, and foreign laws and regulations relating to the storage, handling, emission, and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Clean Air Act; the Emergency Planning and Community Right-To-Know Act; and the Resource Conservation and Recovery Act. We believe that our existing environmental control procedures and accrued liabilities are adequate, and we have no current plans for substantial capital expenditures in this area.

Employees

As of December 31, 2014, we had approximately 8,100 employees worldwide. We also utilized approximately 500 workers under contract manufacturing arrangements. Approximately 1,800 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). These reports, proxy statements, and other information contain additional information about us. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements, and other information about issuers who file electronically with the SEC. The Internet address of the site is www.sec.gov.

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

Executive Officers

The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 23, 2015. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John S. Stroup	48	President, Chief Executive Officer and Director
Steven Biegacki	56	Senior Vice President, Global Sales and Marketing
Kevin L. Bloomfield	63	Senior Vice President, Secretary and General Counsel
Henk Derksen	46	Senior Vice President, Finance, and Chief Financial Officer
Christoph Gusenleitner	50	Executive Vice President, Industrial Connectivity Solutions
Glenn Pennycook	52	Executive Vice President, Enterprise Connectivity Solutions
Ross Rosenberg	45	Senior Vice President, Strategy and Corporate Development
Dhrupad Trivedi	48	Executive Vice President, Industrial IT Solutions
Roel Vestjens	40	Executive Vice President, Broadcast Solutions
Doug Zink	39	Vice President and Chief Accounting Officer

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

Ross Rosenberg was appointed Senior Vice President of Strategy & Corporate Development at the Company in February 2013, and became an executive officer in May 2014. Prior to joining the Company, he led corporate development and global marketing at First Solar, the world’s largest provider of utility-scale solar power plant solutions. Prior to First Solar, Mr. Rosenberg ran a division of Danaher, a large diversified industrial technology company. At Danaher, he held several executive management roles, as well as vice president, marketing for a division and group vice president, strategy and business development. Mr. Rosenberg holds a B.S. in Accounting from University of Illinois, an M.B.A. from The Wharton School at the University of Pennsylvania and is a Certified Public Accountant.

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

Roel Vestjens has been Executive Vice President, Broadcast Solutions since March 2014. Mr. Vestjens joined Belden in 2006 as Director of Marketing for the EMEA region. In April 2008, Mr. Vestjens was promoted to Director of Sales and Marketing for the Industrial Connectivity Solutions business, and in January 2009, he was appointed General Manager of Belden’s Wire and Cable Systems business in EMEA. Mr. Vestjens relocated to Asia in November 2010, and became President of the APAC OEM business, followed by President of all APAC Operations in May 2012. Mr. Vestjens joined Belden from Royal Philips Electronics where he held various European sales and marketing positions. Mr. Vestjens holds a bachelor degree in Electrical Engineering and a Master of Science and Management degree from Nyenrode Business University in the Netherlands.

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

A challenging global economic environment could cause substantial reductions in our revenue and results of operations as a result of weaker demand by the end users of our products and price erosion. Price erosion may occur through competitors becoming more aggressive in pricing practices. A challenging global economy could also make it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. Our customers could also face issues gaining timely access to sufficient credit, which could have an adverse effect on our results if such events cause reductions in revenues, delays in collection, or write-offs of receivables. Further, the demand for many of our products is economically sensitive and will vary with general economic activity, trends in nonresidential construction, investment in manufacturing facilities and automation, demand for information and broadcast technology equipment, and other economic factors.

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

Copper is a significant component of the cost of most of our cable products. Over the past few years, the prices of metals, particularly copper, have been highly volatile. Prices of other materials we use, such as polyvinylchloride (PVC) and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings could decline. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings could decline. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenues. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur (including due to labor or political disputes), this could have a negative effect on revenues and earnings.

The global broadcast, enterprise, industrial, and security markets are highly competitive.

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

The majority of our sales are through distributors. These distributors purchase and carry the products of our competitors along with our products. Our largest distributor, Anixter International Inc., accounted for 13% of our revenue in 2014. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

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

We must complete further acquisitions in order to achieve our strategic plan.

In order to meet the goals in our strategic plan, we must complete further acquisitions. The extent to which appropriate acquisitions are made will affect our overall growth, operating results, financial condition, and cash flows. Our ability to acquire businesses successfully will decline if we are unable to identify appropriate acquisition targets consistent with our strategic plan, the competition among potential buyers increases, or the cost of acquiring suitable businesses becomes too expensive. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire.

We may have difficulty integrating the operations of acquired businesses, which could negatively affect our results of operations and profitability.

We may have difficulty integrating acquired businesses and future acquisitions might not meet our performance expectations. Some of the integration challenges we might face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the acquired operations for compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues, and retention of key personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time we have to manage the other businesses. We may not be able to integrate operations successfully or cost-effectively, which could have a negative impact on our results of operations or our profitability. The process of integrating operations could also cause some interruption of, or the loss of momentum in, the activities of acquired businesses.

We may be unable to achieve our goals related to growth.

In order to meet the goals in our strategic plan, we must grow our business, both organically and through acquisitions. Our goal is to generate total revenue growth of 8-10% per year in constant currency. We may be unable to achieve this desired growth due to a failure to identity growth opportunities, such as trends and technological changes in our end markets. We may ineffectively execute our Market Delivery System, which is designed to identify and capture growth opportunities. The broadcast, enterprise, and industrial end markets we serve may not experience the growth we expect. Further, those markets may be unable to sustain growth on a long-term basis, particularly in emerging markets. If we are unable to achieve our goals related to growth, it could have a material adverse effect on our results of operations, financial position, and cash flows.

We may be unable to implement our strategic plan successfully.

Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. To achieve these goals, our strategic priorities are reliant on our Belden Business System, which includes continuing deployment of our MDS so as to capture market share through end-user engagement, channel management, outbound marketing, and careful vertical market selection; improving our recruitment and development of talented associates; developing strong global business platforms; acquiring businesses that fit our strategic plan; and becoming a leading Lean company. Lean refers to a business management system that strives to create value for customers and deliver that value to the right place, at the right time, and in the right quantities while reducing or eliminating waste from all processes. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in developing or executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our MDS initiative may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may fail to identify growth opportunities. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

If we are unable to retain senior management and key employees, our business operations could be adversely affected.

Our success has been largely dependent on the skills, experience, and efforts of our senior management and key employees. The loss of any of our senior management or other key employees, including due to acquisitions or restructuring activities, could have an adverse effect on us. We may not be able to find qualified replacements for these individuals and the integration of potential replacements may be disruptive to our business. More broadly, a key determinant of our success is our ability to attract, develop, and retain talented associates. While this is one of our strategic priorities, we may not be able to succeed in this regard.

We may be unable to achieve our strategic priorities in emerging markets.

Emerging markets are a significant focus of our strategic plan. The developing nature of these markets presents a number of risks. We may be unable to attract, develop, and retain appropriate talent to manage our businesses in emerging markets. Deterioration of social, political, labor, or economic conditions in a specific country or region may adversely affect our operations or financial results. Emerging markets may not meet our growth expectations, and we may be unable to maintain such growth or to balance such growth with financial goals and compliance requirements. Among the risks in emerging market countries are bureaucratic intrusions and delays, contract compliance failures, engrained business partners that do not comply with local or U.S. law, such as the Foreign Corrupt Practices Act, fluctuating currencies and interest rates, limitations on the amount and nature of investments, restrictions on permissible forms and structures of investment, unreliable legal and financial infrastructure, regime disruption and political unrest, uncontrolled inflation and commodity prices, fierce local competition by companies with better political connections, and corruption. In addition, the costs of compliance with local laws and regulations in emerging markets may negatively impact our competitive position as compared to locally owned manufacturers.

Because we do business in many countries, our results of operations are subject to political, economic, and other uncertainties and are affected by changes in currency exchange rates.

In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Brazil, Canada, China, Japan, Mexico, St. Kitts, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws. A risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant changes in, fiscal or monetary policy.

Approximately 51% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Japanese yen, the Mexican peso, the Australian dollar, the British pound, and the Brazilian real. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported earnings.

Our future success depends in part on our ability to develop and introduce new products.

Our markets are characterized by the introduction of products with increasing technological capabilities. The relative costs and merits of our solutions could change in the future as various competing technologies address the market opportunities. In addition, the products sold by our recently acquired businesses generally have shorter life cycles than our legacy product portfolio. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate technological changes, which will require continued investment in engineering, research and development, capital equipment, marketing, customer service, and technical support. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets. Competing technologies could cause the obsolescence of many of our products. See the discussion above in Part I, Item 1, under Research and Development.

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

Of our $741.2 million cash and cash equivalents balance as of December 31, 2014, $139.9 million was held outside of the U.S. in our foreign operations. If we were to repatriate the foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations.

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

We have a strong legal compliance and ethics program, including a code of business conduct and ethics, policies on anti-bribery, export controls, environmental, and other legal compliance areas, and periodic training to relevant associates on these matters. While we believe that this program should reduce the likelihood of a legal compliance violation, such a violation could still occur, disrupting our business through fines, penalties, diversion of internal resources, and negative publicity.

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

We, and others on our behalf, store “personally identifiable information” with respect to employees, vendors, customers, and others. While we have implemented safeguards to protect the privacy of this information, it is possible that hackers or others might obtain this information. If that occurs, in addition to having to take potentially costly remedial action, we also may be subject to fines, penalties, and reputational damage.

Perceived failure of our signal transmission solutions to provide expected results may result in negative publicity and harm our business and operating results.

Our customers use our signal transmission solutions in a wide variety of IT systems and application environments in order to help reduce security vulnerabilities and demonstrate compliance. Despite our efforts to make clear in our marketing materials and customer agreements the capabilities and limitations of these products, some customers may incorrectly view the deployment of such products in their IT infrastructure as a guarantee that there will be no security breach or policy non-compliance event. As a result, the occurrence of a high profile security breach, or a failure by one of our customers to pass a regulatory compliance IT audit, could result in public and customer perception that our solutions are not effective and harm our business and operating results, even if the occurrence is unrelated to the use of such products or if the failure is the result of actions or inactions on the part of the customer.

Our use of open source software could negatively impact our ability to sell our products and may subject us to unanticipated obligations.

The products, services, or technologies we acquire, license, provide, or develop may incorporate or use open source software. We monitor and restrict our use of open source software in an effort to avoid unintended consequences, such as reciprocal license grants, patent retaliation clauses, and the requirement to license our products at no cost. Nevertheless, we may be subject to unanticipated obligations regarding our products which incorporate or use open source software.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2015 through 2026.

The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2014.

		Enterprise	Industrial		Utilized by
	Broadcast	Connectivity	Connectivity	Industrial IT	Multiple
	Solutions	Solutions	Solutions	Solutions	Segments	Total
Brazil	—	—	1	—	—	1
Canada	1	—	1	—	—	2
China	1	—	—	—	1	2
Czech Republic	—	—	1	—	—	1
Denmark	1	1	—	—	—	2
Germany	—	—	—	1	—	1
Hungary	—	—	—	—	1	1
Italy	—	—	—	—	1	1
Japan	1	—	—	—	—	1
Mexico	1	—	—	—	2	3
Netherlands	1	—	1	—	—	2
St. Kitts	1	—	—	—	—	1
United Kingdom	1	—	—	—	—	1
United States	4	—	5	1	4	14

Total	12	1	9	2	9	33

In addition to the manufacturing and other operating facilities summarized above, our segments also utilize approximately 27 warehouses worldwide. As of December 31, 2014, we owned or leased a total of approximately 6 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.

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

As of February 17, 2015, there were 325 record holders of common stock of Belden Inc.

We declared a dividend of $0.05 per share in each quarter of 2014 and 2013. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2014 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$75.23	$79.20	$79.30	$82.90
Low	$61.81	$67.15	$64.69	$58.06

	2013 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$53.24	$55.69	$66.13	$72.07
Low	$45.00	$45.06	$50.10	$62.50

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

From inception of the program to December 31, 2014, we have repurchased 6.7 million shares of our common stock under the program for an aggregate cost of $310.9 million and an average price of $46.54. For the year ended December 31, 2014, we repurchased 1.3 million shares of our common stock under the program for an aggregate cost of $92.2 million and an average price of $73.06. Set forth below is information regarding our stock repurchases for the three months ended December 31, 2014.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
September 29, 2014 through November 2, 2014	—	$—	—	$69,053,228
November 3, 2014 through November 30, 2014	—	—	—	69,053,228
December 1, 2014 through December 31, 2014	405,691	73.95	405,691	39,053,228

Total	405,691	$73.95	405,691	$39,053,228

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2014, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2009, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

(1)	The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending December 31,
Company Name / Index		2010	2011	2012	2013	2014
Belden Inc.		69.2%	-9.1%	35.9%	57.1%	12.2%
S&P 500 Index		15.1%	2.1%	16.0%	32.4%	13.7%
S&P 1500 Industrials Index		27.2%	-0.9%	16.5%	41.2%	8.5%

	INDEXED RETURNS
	Years Ending December 31,
	Base Period
Company Name / Index	2009	2010	2011	2012	2013	2014
Belden Inc.	$100.00	$169.15	$153.79	$209.00	$328.41	$368.40
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 1500 Industrials Index	100.00	127.24	126.13	146.90	207.40	224.98

Item 6. Selected Financial Data

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of operations data:
Revenues	$2,308,265	$2,069,193	$1,840,739	$1,882,187	$1,543,386
Operating income	163,119	201,262	108,497	165,206	116,639
Income from continuing operations	74,432	104,734	43,236	101,308	61,276
Basic income per share from continuing operations	1.72	2.39	0.96	2.15	1.31
Diluted income per share from continuing operations	1.69	2.34	0.94	2.11	1.28
Balance sheet data:
Total assets	3,262,827	2,751,753	2,584,583	1,788,120	1,696,484
Long-term debt	1,765,422	1,364,536	1,135,527	550,926	551,155
Long-term debt, including current maturities	1,767,922	1,367,036	1,151,205	550,926	551,155
Stockholders’ equity	807,186	836,541	811,860	694,549	638,515
Other data:
Basic weighted average common shares outstanding	43,273	43,871	45,097	47,109	46,805
Diluted weighted average common shares outstanding	43,997	44,737	45,942	48,104	47,783
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20

In 2014, we acquired Grass Valley, ProSoft, and Coast. During 2014, we recognized severance, restructuring, and acquisition integration costs of approximately $70.8 million related to the integration of acquired businesses and a productivity improvement program. We also recognized purchase accounting effects related to acquisitions, including the adjustment of acquired inventory to fair value, of $8.4 million.

In 2013, we acquired Softel in our fiscal first quarter. During 2013, we recognized severance and other restructuring costs, including accelerated depreciation expense, of $19.8 million, primarily related to plant consolidation activities in our Broadcast segment, and purchase accounting effects related to acquisitions, including the adjustment of acquired inventory to fair value, of $6.6 million.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an innovative signal transmission solutions company built around four global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, and Industrial IT Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.

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

We generated approximately 51% of our sales outside of the U.S. in 2014. As a global business, our operations are affected by worldwide, regional, and industry economic and political factors. We continue to operate in a highly competitive business environment in our served markets and geographies. Our market and geographic diversity limits the impact of any one market or the economy of any single country on our consolidated operating results. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, we use indices for general economic trends to predict our outlook for the future given the broad range of products manufactured and end markets served.

We use the U.S. dollar as our reporting currency, although a substantial portion of our assets, liabilities, operating results, and cash flows reside in or are derived from countries other than the U.S. These assets, liabilities, operating results, and cash flows are translated from local currencies into the U.S. dollar using exchange rates effective during the applicable period. We have generally accepted the exposure to currency exchange rate movements without using derivative financial instruments to manage this risk. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. Both positive and negative movements in currency exchange rates relative to the U.S. dollar will continue to affect the reported amount of assets, liabilities, operating results, and cash flows in our Consolidated Financial Statements.

Significant Trends and Events in 2014

The following trends and events during 2014 had varying effects on our financial condition, results of operations, and cash flows.

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

Channel Inventory

Our operating results also can be affected by the levels of Belden products purchased and held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold our products in their inventory in order to meet the service and on-time delivery requirements of their customers. Generally, as our channel partners and customers change the level of Belden products owned and held in their inventory, it impacts our revenues. Comparisons of our results between periods can be impacted by changes in the levels of channel inventory. We are dependent upon our channel partners to provide us with information regarding the amount of our products that they own and hold in their inventory. As such, all references to the effect of channel inventory changes are estimates.

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

Acquisitions

We completed the acquisitions of Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley) on March 31, 2014, ProSoft Technology, Inc. (ProSoft) on June 11, 2014, and Coast Wire and Plastic Tech., LLC (Coast) on November 20, 2014. The results of Grass Valley, ProSoft, and Coast have been included in our Consolidated Financial Statements from their respective acquisitions dates and are reported in the Broadcast, Industrial IT, and Industrial Connectivity segments, respectively.

Productivity Improvement Program and Acquisition Integration

During 2014, we incurred severance, restructuring, and acquisition integration costs primarily related to the integration of our acquisitions of Grass Valley and ProSoft and a productivity improvement program. The restructuring and integration activities related to our acquisition of Grass Valley are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment. The productivity improvement program is focused on improving the cost structure of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the expected costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. We expect the productivity improvement actions to reduce our operating expenses by approximately $18 million on an annualized basis. We began to realize the initial benefits of the productivity improvement program in the fiscal third quarter.

In 2014, we recorded severance, restructuring, and integration costs of $70.8 million related to these programs. Severance costs represented $37.3 million of the total costs recognized. The other restructuring and integration costs included costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, employee relocation, recruitment, and travel, lease termination, preparation for office closures and operations transfers, and reserves for inventory obsolescence as a result of product line integration.

We expect to incur additional severance, restructuring, and integration costs in 2015 of approximately $21 million as a result of the activities discussed above, as well as the integration of Tripwire, which was acquired on January 2, 2015.

In 2013, we recorded $14.9 million of severance and other restructuring costs, such as relocation and equipment transfer costs, and $4.9 million of accelerated depreciation expense, primarily as a result of facility consolidation in New York and other acquisition integration activities for our 2012 acquisition of PPC Broadband, Inc. (PPC). The severance and other restructuring costs were paid in 2013. We expected the results of these activities to generate annualized cost savings of approximately $8 - $10 million beginning in 2014, and we have substantially realized those savings.

In 2012, in response to uncertain economic conditions, we implemented certain restructuring actions and recognized severance and other restructuring costs of $17.9 million. The actions included reducing headcount and renegotiating procurement related contracts in order to reduce our cost structure. We expected the results of these activities to generate annualized cost savings of approximately $20 million beginning in 2013, and we have substantially achieved those cost savings.

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

Results of Operations

Consolidated Income from Continuing Operations before Taxes

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands, except percentages)
Revenues	$2,308,265	$2,069,193	$1,840,739	11.6%	12.4%
Gross profit	819,449	704,429	566,597	16.3%	24.3%
Selling, general and administrative expenses	487,945	378,009	345,926	29.1%	9.3%
Research and development	113,914	83,277	65,410	36.8%	27.3%
Operating income	163,119	201,262	108,497	-19.0%	85.5%
Income from continuing operations before taxes	81,546	127,049	5,042	-35.8%	2419.8%

2014 Compared to 2013

Revenues increased in 2014 from 2013 due to the following factors:

•	The acquisitions of Grass Valley, ProSoft, and Coast contributed $229.6 million of the increase in revenues in 2014.

•

An increase in unit sales volume resulted in an increase in revenues of approximately $42.2 million. We experienced an increase in sales volume in our Broadcast and Industrial segments, which offset lower sales volume in our Enterprise segment. Sales volume in the Enterprise segment decreased due to product portfolio decisions to emphasize higher value solutions rather than lower margin cable products. In addition, revenues in 2014 were negatively impacted by a decrease in channel inventory. The decrease in channel inventory resulted in part from shorter lead times stemming from our Lean Enterprise initiatives, which allow our channel partners to maintain lower levels of Belden products in their inventory. From a geographic perspective, the increase in volume was the strongest in the Europe, Middle East, and Africa (EMEA) region, emerging markets, the U.S., and Mexico, whereas volume decreased in the Asia Pacific region.

•	A decrease in sales prices primarily due to lower copper costs resulted in a revenue decrease of approximately $16.7 million.

•

Unfavorable currency translation resulted in a decrease in revenue of approximately $16.0 million in 2014. The unfavorable currency translation was primarily related to the strengthening U.S. dollar compared to the euro and the Canadian dollar.

Gross profit in 2014 included $20.7 million of severance, restructuring, and integration costs, and $8.4 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Grass Valley, ProSoft, and Coast. Gross profit in 2013 included $12.0 million of severance, restructuring, accelerated depreciation, and integration costs and $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to the 2012 acquisition of PPC.

Excluding these costs, gross profit in 2014 increased by $125.6 million from 2013. The most significant factor was the impact of our acquisitions of Grass Valley, ProSoft, and Coast which contributed approximately $109.8 million of gross profit in 2014. The remainder of the increase was due to leveraging the increase in revenues discussed above and improved productivity as a result of our completed restructuring actions.

Selling, general and administrative expenses increased in 2014 primarily due to our acquisitions. Grass Valley, ProSoft, and Coast recognized $72.0 million of selling, general and administrative expenses in 2014. In addition, selling, general and administrative expenses increased in 2014 due to an increase in severance, restructuring, and integration costs of $40.1 million. These increases were partially offset by improved productivity as a result of our completed restructuring actions.

Research and development expenses increased in 2014 primarily due to our acquisitions. Grass Valley and ProSoft recognized $31.7 million of research and development expenses in 2014.

Operating income in 2014 included $70.8 million of severance, restructuring, and integration costs, $58.4 million of amortization of intangibles and $8.4 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Grass Valley, ProSoft, and Coast. Operating income in 2013 included $50.8 million of amortization of intangibles, $14.9 million of severance, restructuring, and integration costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. Excluding these costs, operating income increased by $22.4 million due to leveraging the increase in revenues, improved productivity as a result of our completed restructuring actions, and the contribution of approximately $7.4 million of operating income from the combined acquisitions of Grass Valley, ProSoft, and Coast.

Interest expense increased by $9.1 million in 2014 from 2013 due to the issuance of $200 million 5.25% senior subordinated notes in June 2014, the issuance of €200 million 5.5% senior subordinated notes in November 2014, and our 2013 refinancing activities. Our long-term debt balance as of December 31, 2014 was $1.8 billion, compared to $1.4 billion as of December 31, 2013. Our effective interest rate as of December 31, 2014 was 5.2%. See Note 13 to the Consolidated Financial Statements for additional discussion.

Income from continuing operations before taxes decreased in 2014 from 2013 primarily due to the increase in severance, restructuring, and integration costs and the increase in interest expense discussed above.

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

Gross profit for 2013 included $7.1 million of severance and other restructuring costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. The severance and other restructuring costs and accelerated depreciation expense primarily resulted from our decision to consolidate manufacturing facilities as we integrated PPC. Gross profit for 2012 included $16.0 million of purchase accounting effects of acquisitions, including increased cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Miranda and PPC, and $6.5 million of severance and other restructuring costs. The $3.9 million decrease in these costs from 2012 to 2013 contributed to the increase in gross profit from 2012 to 2013.

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

Interest expense increased in 2013 from 2012 due to our increase in total debt incurred to finance our 2012 acquisitions. Our effective interest rate on outstanding borrowings as of December 31, 2013 was 5.1%. Interest expense for 2013 includes $1.7 million of interest expense associated with uncertain tax positions.

Income from continuing operations before taxes increased in 2013 from 2012 due to the increase in operating income discussed above. In addition, 2012 included a loss on debt extinguishment of $52.5 million in income from continuing operations before taxes, compared to $1.6 million in 2013. In 2012, we completed a tender offer and repurchased all of our senior subordinated notes due 2017 and $194.8 million of our senior subordinated notes due 2019, which resulted in the loss on extinguishment of debt of $52.5 million.

Income Taxes

	2014	2013	2012
	(In thousands, except percentages)
Income from continuing operations before taxes	$81,546	$127,049	$5,042
Income tax expense (benefit)	7,114	22,315	(38,194)
Effective tax rate	8.7%	17.6%	-757.5%

2014 Compared to 2013

We recognized income tax expense of $7.1 million in 2014, representing an effective tax rate for 2014 of 8.7%. Our income tax expense in 2014 included certain significant discrete items. First, our income tax expense in 2014 included a benefit of $5.8 million for the reduction of uncertain tax position liabilities, primarily due to favorable developments with a foreign tax audit and transfer pricing matters. In addition, our 2014 income tax expense included $3.8 million of net expense to record valuation allowances against certain deferred tax assets related to net operating losses generated in 2014. The valuation allowances were recorded due to a history of tax losses in certain jurisdictions. Significant discrete items impacting our income tax expense in 2013 are noted below.

Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense relative to the statutory U.S. tax rate by approximately $14.4 million and $15.4 million in 2014 and 2013, respectively.

Our income tax expense also was impacted by domestic permanent differences and tax credits. In 2014, our income tax expense included a benefit of $5.8 million from domestic permanent differences and tax credits, compared to a benefit of $8.5 million in 2013. In general, our significant domestic permanent differences and tax credits stem from foreign income that is taxable in the U.S., credits for taxes paid in foreign jurisdictions on income that is also taxable in the U.S., and credits for research and development activities.

As of December 31, 2014, we maintained a valuation allowance on our deferred tax assets of $157.3 million. Of this amount, approximately $143.5 million relates to net operating loss deferred tax assets acquired from Grass Valley, and an additional $4.3 million relates to net operating losses generated by Grass Valley subsequent to the acquisition date. Grass Valley has a history of significant tax losses, both in the U.S. and in its various foreign jurisdictions. We do not currently have forecasted sources of taxable income in Grass Valley’s jurisdictions that would be sufficient to utilize their net operating losses.

The remaining $9.5 million of valuation allowance relates to deferred tax assets for certain U.S. state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these assets were not realizable as of December 31, 2014 due to a history of net operating losses and tax credits expiring without being utilized in certain states and because the current forecast of income is not sufficient to utilize all of these state net operating losses and tax credits prior to expiration.

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

In 2012, as a result of recognizing two significant discrete items, we recognized income tax benefit of $38.2 million. First, we recorded a $21.0 million tax benefit related to the settlement of a tax sharing agreement with Cooper Industries. Second, in 2012, we recorded a net income tax benefit of $9.5 million due to changes in valuation allowances in foreign and domestic jurisdictions. The most significant change was a reduction of the valuation allowance related to deferred tax assets for net operating losses in the Netherlands of $11.7 million. We reduced the valuation allowance in the Netherlands because the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in our assessment of the realizability of the deferred tax assets included: 1) the generation by the business of income in 2011 and 2012, with a significant increase year-over-year, due in part to operational changes in the business that improved profitability, such as headcount and other cost reductions, improvements in logistics and procurement processes, and on-going productivity initiatives; 2) the implementation of tax planning strategies surrounding acquisition financing that will generate increased future income in the Netherlands; and 3) the implementation of other tax planning strategies surrounding intercompany activities that will generate additional income in the Netherlands in future years. The negative evidence considered included historical losses in the Netherlands in 2010 and certain prior years.

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

Our income tax expense was impacted by several other factors. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense relative to the statutory U.S. tax rate by approximately $15.4 million and $14.0 million for 2013 and 2012, respectively.

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

Broadcast Solutions

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands, except percentages)
Revenues	$916,632	$663,900	$356,320	38.1%	86.3%
Operating income (loss)	4,093	15,099	(11,657)	-72.9%	229.5%
as a percent of revenues	0.4%	2.3%	-3.3%

2014 Compared to 2013

Broadcast revenues increased in 2014 from 2013 primarily due to the acquisition of Grass Valley, which contributed $196.2 million of revenues in 2014. An increase in unit sales volume resulted in an increase in revenues of approximately $61.2 million. We believe sales volume benefited from market share gains due to the execution of our Market Delivery System, particularly in our broadband connectivity business. Geographically, the volume increase was the strongest in EMEA, emerging markets, and the U.S. Unfavorable currency translation and lower copper costs resulted in decreases in revenues of approximately $2.4 million and $2.3 million, respectively.

Operating income in 2014 included $50.7 million of amortization of intangibles, $48.6 million of severance, restructuring, and integration costs and $6.9 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of Grass Valley. Operating income in 2013 included $46.0 million of amortization of intangibles, $12.1 million of severance, restructuring, and integration costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense.

Excluding these costs, operating income for 2014 increased by $25.6 million compared to 2013. The increase in operating income is primarily due to leveraging the increase in revenues and improved productivity due to our completed restructuring actions. These factors were partially offset by unfavorable currency translation.

2013 Compared to 2012

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

Enterprise Connectivity Solutions

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands, except percentages)
Revenues	$455,795	$493,129	$496,857	-7.6%	-0.8%
Operating income	47,715	48,753	40,056	-2.1%	21.7%
as a percent of revenues	10.5%	9.9%	8.1%

2014 Compared to 2013

Enterprise Connectivity revenues decreased in 2014 compared to 2013 due to a decrease in unit sales volume of approximately $26.6 million. The decrease in volume was due to product portfolio decisions to emphasize higher value solutions rather than lower margin cable products. The decrease in volume was most notable in the U.S., Canada, and China. Additionally, sales volume declined in 2014 due to a decrease in channel inventory. A decrease in sales prices primarily due to lower copper costs and unfavorable currency translation resulted in revenue decreases of approximately $5.7 million and $5.0 million, respectively.

While operating income decreased from 2013 to 2014, operating income margins increased from 9.9% to 10.5%, due to improved product mix resulting from our product portfolio initiatives discussed above. Operating income in 2014 included $3.3 million of severance and restructuring costs. There were no significant severance and other restructuring costs recognized in 2013.

2013 Compared to 2012

Enterprise Connectivity revenues decreased in 2013 from 2012 due to lower copper costs, which resulted in an estimated decrease in revenues of approximately $5 million. The decrease was partially offset by an increase in unit sales volume of approximately $1.1 million. An increase in channel inventory mitigated a decrease in volume due to challenging economic conditions, including weak spending on non-residential construction and information technology projects. Favorable currency translation resulted in a revenue increase of approximately $0.2 million.

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

Industrial Connectivity Solutions

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands, except percentages)
Revenues	$682,374	$680,643	$670,112	0.3%	1.6%
Operating income	80,435	92,562	72,366	-13.1%	27.9%
as a percent of revenues	11.8%	13.6%	10.8%

2014 Compared to 2013

Industrial Connectivity revenues increased in 2014 from 2013, primarily due to an increase in unit sales volume of approximately $16.9 million. Sales volume benefited from market share gains in 2014, as well as an increase in channel inventory. The increase in volume was strongest in the U.S., Mexico, and Europe, offset by decreased volume in emerging markets, including Brazil and China. Additionally, the acquisition of Coast in November 2014 contributed approximately $1.6 million of revenues in 2014. A decrease in sales prices due to lower copper costs and unfavorable currency translation resulted in revenue decreases of approximately $8.5 million and $8.3 million, respectively.

Operating income in 2014 included $12.0 million of severance and other restructuring costs. There were no significant severance and other restructuring costs in 2013. Excluding these costs, operating income decreased by $0.2 million due to unfavorable product mix and unfavorable currency translation.

2013 Compared to 2012

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

Industrial IT Solutions

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands, except percentages)
Revenues	$253,464	$231,521	$219,679	9.5%	5.4%
Operating income	30,803	38,440	32,807	-19.9%	17.2%
as a percent of revenues	12.2%	16.6%	14.9%

2014 Compared to 2013

Industrial IT revenues increased in 2014 from 2013 primarily due to the acquisition of ProSoft, which contributed $31.7 million of revenues in 2014. This increase was partially offset by a decrease in revenues due to lower unit sales volume of approximately $9.4 million. The decrease in sales volume was experienced across all geographic regions. In addition, sales volume in the prior year benefited from several non-recurring projects. Unfavorable currency translation resulted in a decrease in revenues of approximately $0.4 million.

Operating income in 2014 included $7.0 million of severance, restructuring, and acquisition integration costs, $5.8 million of amortization of intangible assets, and $1.4 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of ProSoft. Operating income in 2013 included $3.2 million of amortization of intangibles and $1.7 million of severance and restructuring costs. Excluding these costs, operating income increased by $1.7 million, primarily due to the acquisition of ProSoft, which contributed approximately $5.0 million of operating income in 2014, which was substantially offset by the impact of lower sales volume.

2013 Compared to 2012

Industrial IT revenues increased in 2013 from 2012 due to an increase in unit sales volume of approximately $6.9 million. We believe sales volume benefited from gains in market share due to the execution of our Market Delivery System. Revenues also increased by approximately $4.9 million due to favorable currency translation.

Operating income increased in 2013 from 2012 primarily due to leveraging the increase in revenues discussed above and improved productivity due to our Lean Enterprise initiatives. Operating income in 2013 included $1.7 million of severance and other restructuring costs, compared to $0.5 million in 2012.

All Other

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands, except percentages)
Revenues	$—	$—	$97,771	n/a	-100.0%
Operating income (loss)	—	1,278	(32,640)	-100.0%	103.9%
as a percent of revenues	n/a	n/a	-33.4%

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

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In 2014, we recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business as a result of settling the working capital adjustment and other matters. In 2013, we recognized a $1.4 million loss from discontinued operations for income tax expense related to this disposed business.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of December 31, 2014, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected. In 2014, we recognized $0.6 million of income from discontinued operations due to the reversal of an uncertain tax position liability related to this disposed business.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. The statute of limitations associated with the tax positions expired in 2012. In 2012, we recognized a net gain of $14.1 million due to the reversal of the uncertain tax positions, which is included in our gain from disposal of discontinued operations. In 2012, we recognized a gain of $4.0 million ($2.6 million net of tax) due to the reversal of the accrued interest and penalties, which is included in our income (loss) from discontinued operations.

See Note 4 to the Consolidated Financial Statements for more information about these matters.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2015 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended
	December 31,
	2014	2013
	(In thousands)
Net cash provided by (used for):
Operating activities	$194,028	$164,601
Investing activities	(392,348)	(43,284)
Financing activities	337,218	92,763
Effects of currency exchange rate changes on cash and cash equivalents	(11,040)	4,129

Increase in cash and cash equivalents	127,858	218,209
Cash and cash equivalents, beginning of year	613,304	395,095

Cash and cash equivalents, end of year	$741,162	$613,304

Net cash provided by operating activities totaled $194.0 million in 2014 compared to $164.6 million in 2013. The most significant factor impacting the improvement in net cash provided by operating activities was the change in operating assets and liabilities. In 2014, changes in operating assets and liabilities were a source of cash of $16.9 million, compared to a use of cash of $42.9 million in 2013.

The most significant use of cash for operating activities in 2013 related to taxes. Accrued taxes were a use of cash of $89.4 million in 2013, compared to a source of cash of $9.1 million in 2014. The primary reason for the significant amount of cash used for taxes in 2013 was the planned payments of two significant tax items. First, in 2013, we paid $41.8 million of our estimated tax liability related to the 2012 sale of the Thermax and Raydex cable business. We recognized a $211.6 million pre-tax gain on the sale of this business in 2012. Second, in 2013, we paid $30.0 million to settle a tax sharing agreement dispute with Cooper Industries. We reached the settlement and recognized a $21.0 million tax benefit in 2012.

The improvement in cash flows related to taxes was partially offset by a decrease in net income of $28.9 million.

Net cash used for investing activities totaled $392.3 million in 2014 compared to $43.3 million in 2013. Investing activities in 2014 included payments for acquisitions, net of cash acquired, of $347.8 million, capital expenditures of $45.5 million, payments related to a previously disposed business of $1.0 million, and the receipt of $1.9 million of proceeds from the sale of tangible assets, primarily equipment in the Broadcast segment. Investing activities in 2013 included capital expenditures of $40.2 million, payments for acquisitions, net of cash acquired, of $10.0 million, the receipt of proceeds from previously disposed businesses of $3.7 million, and the receipt of $3.2 million of proceeds from the sale of tangible assets, primarily real estate in the Broadcast and Enterprise Connectivity segments.

Net cash provided by financing activities in 2014 totaled $337.2 million compared to $92.8 million in 2013. The most significant financing activities in 2014 were the issuance of $200.0 million of 5.25% senior subordinated notes due 2024, the issuance of $256.2 million of 5.5% senior subordinated notes due 2023, and payments under our share repurchase program of $92.2 million. The most significant financing activities in 2013 were the issuance of $388.2 million of 5.5% senior subordinated notes due 2023, the raising of $249.4 million of proceeds under a new term loan due 2020, the repayments of $434.7 million of borrowings outstanding under the revolving credit component and Canadian term loan of our previously outstanding senior secured credit facility, and payments under our share repurchase program of $93.8 million

Our cash and cash equivalents balance was $741.2 million as of December 31, 2014. Of this amount, $139.9 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of December 31, 2014 consisted of $700.0 million aggregate principal of 5.5% senior subordinated notes due 2022, $616.3 million aggregate principal of 5.5% senior subordinated notes due 2023, $246.4 million of term loan borrowings due 2020, $200.0 million aggregate principal of 5.25% senior subordinated notes due 2024, and $5.2 million aggregate principal of 9.25% senior subordinated notes due 2019. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Consolidated Financial Statements. As of December 31, 2014, there were no outstanding borrowings under our revolver, and we had $334.7 million in available borrowing capacity.

On January 2, 2015, we acquired Tripwire for approximately $710 million. We utilized cash on hand and $200.0 million of borrowings under our revolver to fund the purchase price. Subsequent to this acquisition, our available borrowing capacity was approximately $134.7 million.

Contractual obligations outstanding at December 31, 2014, have the following scheduled maturities:

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt payment obligations (1)(2)	$1,759,396	$2,500	$5,000	$10,221	$1,741,675
Interest payments on long-term debt obligations	622,823	80,173	160,102	159,535	223,013
Operating lease obligations (3)	104,031	23,493	33,429	19,208	27,901
Purchase obligations (4)	23,090	23,090	—	—	—
Other commitments (5)	10,057	3,788	5,623	646	—
Pension and other postemployment obligations	88,772	8,198	19,045	17,972	43,557

Total	$2,608,169	$141,242	$223,199	$207,582	$2,036,146

(1)	As described in Note 13 to the Consolidated Financial Statements. Payment obligations exclude unamortized discounts and premiums.
(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.
(3)	As described in Note 21 to the Consolidated Financial Statements.
(4)

Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)	Does not include accounts payable reflected in the financial statements. Includes obligations for uncertain tax positions (see Note 15 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Standby financial letters of credit	$8,317	$7,158	$1,159	$—	$—
Bank guarantees	1,748	1,642	106	—	—
Surety bonds	1,789	1,789	—	—	—

Total	$11,854	$10,589	$1,265	$—	$—

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

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple elements. For these arrangements, when the elements can be separated, the revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element. Generally, we determine relative selling price using our best estimate of selling price, as we oftentimes do not have vendor specific objective evidence or third party evidence of fair value for such arrangements.

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

We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Adjustments. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Adjustments as of December 31, 2014 would have affected net income by less than $1 million in 2014.

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

We have significant tax credit carryforwards in the U.S. on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. We expect to generate enough taxable income in the future to utilize these tax credits. Furthermore, in 2015 we expect to continue implementation of tax planning strategies that will help generate additional foreign source income in the carryforward period. In addition, we have significant research and development related tax credit carryforwards in Canada on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of Canadian taxable income, and we expect to generate enough taxable income in the future to utilize these tax credits.

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

The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2014, we performed a qualitative assessment for six of our reporting units, which collectively represented approximately $258 million of our consolidated goodwill balance. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.

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

We determined that none of our goodwill was impaired during 2014. The fair values of our three reporting units tested under a quantitative approach were substantially in excess of the carrying values as of our most recent impairment testing date. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 10.7% to 11.7% and the long-term growth rates ranged from 4% to 6%. By their nature, these assumptions involve risks and uncertainties, with the primary factor that could have an adverse effect being our assumptions relating to growing revenues consistent with our strategic plan.

We test our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2014. Rather, we performed a quantitative assessment for each of our trademarks in 2014. Under the quantitative assessments, we determined the fair value of each trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired during 2014. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we used to test for impairment losses on goodwill and other intangible assets. However, if actual results are significantly different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.

Definite-lived Intangible Assets

The carrying value of our definite-lived intangible assets as of December 31, 2014 was $349.6 million. Customer relationships and developed technology are the most significant definite-lived intangible assets recorded, with carrying values of $215.5 million and $110.0 million, respectively, and weighted average amortization periods of 19.6 years and 4.7 years, respectively, as of December 31, 2014. We also have recorded definite-lived intangible assets for certain trademarks, certain in-service research and development projects, and backlog. The assignment of useful lives and the determination of the method of amortization for our definite-lived intangible assets require significant judgments and the use of estimates.

We record amortization of the definite-lived intangible assets over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, the asset is amortized over the best estimate of its useful life. We estimate the useful life based on all relevant information available to us regarding the assets, including information utilized to determine the value of the definite-lived intangible asset. For example, for our customer relationships, we consider historical and projected sales data and related customer attrition rates in order to estimate a useful life. For our developed technology, we give consideration to the product life cycle in order to estimate a useful life.

We determine the amortization method for our definite-lived intangible assets based on the pattern in which the economic benefits of the intangible asset are consumed. In the event we cannot reliably determine that pattern, we utilize a straight-line amortization method. In order to determine the amortization method, we evaluate all relevant information available to us regarding the assets, including information utilized to determine the value of the definite-lived intangible asset. For example, for customer relationships, we consider historical and projected sales data, customer attrition rates, and our historical experience with key customers of past acquisitions to determine if a pattern of consumption can be derived. If the data examined does not provide a reliably determinable pattern of consumption, then we utilize a straight-line amortization method.

The determinations of useful lives and amortization methods require a significant use of judgment by management. We believe the useful lives assigned and the amortization methods applied are reasonable based on the data available to us. For our existing and prior definite-lived intangible assets, we have not experienced significant differences between our estimates and actual results. We do not believe there is a reasonable likelihood that there will be a material change in the future of the estimates or assumptions we used to develop the useful lives and amortization methods. However, if actual results are significantly different from our estimates or assumptions, we may have to recognize an impairment charge, shorten the useful life assigned to one or more of our definite-lived intangible assets, or change the amortization method assigned to one or more of our definite-lived intangible assets, which could have a material impact on our results. This could occur, for example, if we were to experience significant customer losses or attrition in excess of our estimates or if our product lives were significantly shortened due to technological developments or obsolescence.

As a sensitivity measure, the effect of a 10% decline in the estimated useful life of our definite-lived intangible assets for customer relationships and developed technology would have resulted in an increase in 2014 amortization expense of approximately $1.6 million and $4.5 million, respectively.

In addition, the testing of definite-lived assets for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of asset groups and the determination of fair market value. We test our definite-lived intangible assets for impairment when indicators of impairment exist. For purposes of impairment testing of long-lived assets, we have identified asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Generally, our asset groups are based on an individual plant or operating facility level. In some circumstances, however, a combination of plants or operating facilities may be considered the asset group due to interdependence of operational activities and cash flows.

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates, mortality tables, and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our key assumptions are described in further detail in Note 16 to the Consolidated Financial Statements. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in an increase in 2014 net periodic benefit cost of approximately $1.2 million and an increase in the projected benefit obligations as of December 31, 2014 of approximately $21.0 million. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in 2014 net periodic benefit cost of approximately $0.9 million.

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

If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings. As of December 31, 2014, the measurement period for the purchase price allocation of our acquisitions of Grass Valley, ProSoft, and Coast is open.

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

Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2014, we recorded approximately $1.4 million of net foreign currency transaction losses.

Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2014.

Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, and Brazilian real.

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2014 or 2013.

The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2014. The unconditional purchase obligations will settle during 2015.

	Purchase	Fair
	Amount	Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	1,538
Weighted average price per pound	$2.97

Commitment amounts	$4,568	$4,367

Unconditional aluminum purchase obligations:
Commitment volume in pounds	700
Weighted average price per pound	$1.10

Commitment amounts	$770	$745

Total unconditional purchase obligations	$5,338	$5,112

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

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2014 or 2013. See Note 14 to the Consolidated Financial Statements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2014.

	Principal Amount by Expected Maturity			Fair
	2015	Thereafter	Total	Value
	(In thousands, except interest rates)
Variable-rate term loan due 2020	$2,500	$243,875	$246,375	$246,375
Average interest rate	3.25%	3.25%
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$698,250
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$616,326	$616,326	$633,632
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2024	$—	$200,000	$200,000	$192,000
Average interest rate		5.25%
Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,498
Average interest rate		9.25%

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2014, we had $37.9 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 10% of our total accounts receivable outstanding at December 31, 2014. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 23, 2015

Belden Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$741,162	$613,304
Receivables, net	379,777	304,204
Inventories, net	228,398	207,980
Deferred income taxes	22,157	28,767
Other current assets	42,656	41,243

Total current assets	1,414,150	1,195,498
Property, plant and equipment, less accumulated depreciation	316,385	300,835
Goodwill	943,374	773,048
Intangible assets, less accumulated amortization	461,292	376,976
Deferred income taxes	40,652	26,034
Other long-lived assets	86,974	79,362

	$3,262,827	$2,751,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,439	$199,897
Accrued liabilities	250,420	199,169
Current maturities of long-term debt	2,500	2,500

Total current liabilities	525,359	401,566
Long-term debt	1,765,422	1,364,536
Postretirement benefits	122,627	105,924
Other long-term liabilities	42,233	43,186
Stockholders’ equity:
Preferred stock, par value $0.01 per share— 2,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 42,464 and 43,455 shares outstanding at 2014 and 2013, respectively	503	503
Additional paid-in capital	595,389	585,753
Retained earnings	621,896	556,214
Accumulated other comprehensive loss	(46,031)	(29,181)
Treasury stock, at cost— 7,871 and 6,880 shares at 2014 and 2013, respectively	(364,571)	(276,748)

Total stockholders’ equity	807,186	836,541

	$3,262,827	$2,751,753

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues	$2,308,265	$2,069,193	$1,840,739
Cost of sales	(1,488,816)	(1,364,764)	(1,274,142)

Gross profit	819,449	704,429	566,597
Selling, general and administrative expenses	(487,945)	(378,009)	(345,926)
Research and development	(113,914)	(83,277)	(65,410)
Amortization of intangibles	(58,426)	(50,803)	(22,792)
Income from equity method investment	3,955	8,922	9,704
Asset impairment and loss on sale of assets	—	—	(33,676)

Operating income	163,119	201,262	108,497
Interest expense	(82,156)	(73,095)	(52,038)
Interest income	583	494	1,033
Loss on debt extinguishment	—	(1,612)	(52,450)

Income from continuing operations before taxes	81,546	127,049	5,042
Income tax benefit (expense)	(7,114)	(22,315)	38,194

Income from continuing operations	74,432	104,734	43,236
Income (loss) from discontinued operations, net of tax	579	(1,421)	16,774
Gain (loss) from disposal of discontinued operations, net of tax	(562)	—	134,480

Net income	$74,449	$103,313	$194,490

Weighted average number of common shares and equivalents:
Basic	43,273	43,871	45,097
Diluted	43,997	44,737	45,942

Basic income (loss) per share:
Continuing operations	$1.72	$2.39	$0.96
Discontinued operations	0.01	(0.03)	0.37
Disposal of discontinued operations	(0.01)	—	2.98

Net income	$1.72	$2.36	$4.31

Diluted income (loss) per share:
Continuing operations	$1.69	$2.34	$0.94
Discontinued operations	0.01	(0.03)	0.36
Disposal of discontinued operations	(0.01)	—	2.93

Net income	$1.69	$2.31	$4.23

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$74,449	$103,313	$194,490
Foreign currency translation, net of tax of $1.8 million, $2.2 million, and $0.0 million, respectively	(10,387)	(20,720)	(1,414)
Foreign currency hedging instruments, net of tax of $0.0 million, $0.0 million, and $1.6 million, respectively	—	—	2,467
Adjustments to pension and postretirement liability, net of tax of $3.6 million, $14.0 million, and $3.2 million, respectively	(6,463)	22,104	(8,909)

Other comprehensive income (loss), net of tax	(16,850)	1,384	(7,856)

Comprehensive income	$57,599	$104,697	$186,634

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$74,449	$103,313	$194,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,162	94,451	59,355
Share-based compensation	18,858	14,854	12,374
Provision for inventory obsolescence	6,581	4,623	5,085
Pension funding less than pension expense	3,731	2,833	593
Loss on debt extinguishment	—	1,612	52,450
Asset impairment and loss on sale of assets	—	—	33,676
Gain on sale of businesses	—	—	(134,480)
Income from equity method investment	(3,955)	(8,922)	(9,704)
Tax benefit related to share-based compensation	(6,859)	(10,734)	(4,119)
Deferred income tax expense (benefit)	(17,796)	5,457	(42,750)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(15,810)	(18,132)	5,628
Inventories	(8,841)	2,249	31,706
Accounts payable	28,120	12,994	(55,166)
Accrued liabilities	(5,598)	31,690	(681)
Accrued taxes	9,058	(89,427)	(10,760)
Other assets	10,223	4,542	968
Other liabilities	(295)	13,198	723

Net cash provided by operating activities	194,028	164,601	139,388
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(347,817)	(9,979)	(860,353)
Capital expenditures	(45,459)	(40,209)	(41,010)
Proceeds from (payments for) disposal of business	(956)	3,735	299,848
Proceeds from disposal of tangible assets	1,884	3,169	9,575

Net cash used for investing activities	(392,348)	(43,284)	(591,940)
Cash flows from financing activities:
Borrowings under credit arrangements	456,163	637,595	1,149,966
Payments under share repurchase program	(92,197)	(93,750)	(75,000)
Proceeds (payments) from exercise of stock options, net of withholding tax payments	(11,708)	(3,019)	2,372
Debt issuance costs paid	(10,700)	(17,376)	(15,414)
Cash dividends paid	(8,699)	(6,678)	(11,441)
Payments under borrowing arrangements	(2,500)	(434,743)	(593,864)
Tax benefit related to share-based compensation	6,859	10,734	4,119
Proceeds from settlement of derivatives	—	—	4,024

Net cash provided by financing activities	337,218	92,763	464,762
Effect of foreign currency exchange rate changes on cash and cash equivalents	(11,040)	4,129	333

Increase in cash and cash equivalents	127,858	218,209	12,543
Cash and cash equivalents, beginning of period	613,304	395,095	382,552

Cash and cash equivalents, end of period	$741,162	$613,304	$395,095

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(In thousands)
Balance at December 31, 2011	50,335	$503	$601,484	$276,363	(4,510)	$(161,092)	$(22,709)	$694,549
Net income	—	—	—	194,490	—	—	—	194,490
Foreign currency translation, net of $1.6 million tax	—	—	—	—	—	—	1,053	1,053
Adjustments to pension and postretirement liability, net of $3.2 million tax	—	—	—	—	—	—	(8,909)	(8,909)

Other comprehensive loss, net of tax								(7,856)
Exercise of stock options, net of tax withholding forfeitures	—	—	(8,694)	—	243	9,431	—	737
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(11,103)	—	172	8,647	—	(2,456)
Share repurchase program	—	—	—	—	(2,072)	(75,000)	—	(75,000)
Share-based compensation	—	—	16,493	—	—	—	—	16,493
Dividends ($0.20 per share)	—	—	—	(9,097)	—	—	—	(9,097)

Balance at December 31, 2012	50,335	$503	$598,180	$461,756	(6,167)	$(218,014)	$(30,565)	$811,860
Net income	—	—	—	103,313	—	—	—	103,313
Foreign currency translation, net of $2.2 million tax	—	—	—	—	—	—	(20,720)	(20,720)
Adjustments to pension and postretirement liability, net of $14.0 million tax	—	—	—	—	—	—	22,104	22,104

Other comprehensive income, net of tax								1,384
Exercise of stock options, net of tax withholding forfeitures	—	—	(31,003)	—	879	30,819	—	(184)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(7,012)	—	120	4,197	—	(2,815)
Share repurchase program	—	—	—	—	(1,712)	(93,750)	—	(93,750)
Share-based compensation	—	—	25,588	—	—	—	—	25,588
Dividends ($0.20 per share)	—	—	—	(8,855)	—	—	—	(8,855)

Balance at December 31, 2013	50,335	$503	$585,753	$556,214	(6,880)	$(276,748)	$(29,181)	$836,541

Net income	—	—	—	74,449	—	—	—	74,449
Foreign currency translation, net of $1.8 million tax	—	—	—	—	—	—	(10,387)	(10,387)
Adjustments to pension and postretirement liability, net of $3.6 million tax	—	—	—	—	—	—	(6,463)	(6,463)

Other comprehensive loss, net of tax								(16,850)
Exercise of stock options, net of tax withholding forfeitures	—	—	(12,123)	—	194	2,395	—	(9,728)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(3,958)	—	77	1,979	—	(1,979)
Share repurchase program	—	—	—	—	(1,262)	(92,197)	—	(92,197)
Share-based compensation	—	—	25,717	—	—	—	—	25,717
Dividends ($0.20 per share)	—	—	—	(8,767)	—	—	—	(8,767)

Balance at December 31, 2014	50,335	$503	$595,389	$621,896	(7,871)	$(364,571)	$(46,031)	$807,186

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Business Description

Belden Inc. (the Company, Belden, we, us, or our) is an innovative signal transmission solutions provider built around four global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, and Industrial IT Solutions. Belden’s comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.

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

Reclassifications

We have made certain reclassifications to the 2013 and 2012 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2014 presentation.

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

As of December 31, 2014 and 2013, we utilized Level 1 inputs to determine the fair value of cash equivalents. During 2014, 2013, and 2012, we utilized Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for our annual impairment testing (see Note 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2014.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair values of these cash equivalents as of December 31, 2014 and 2013 were $1.2 million and $361.2 million, respectively, and are based on quoted market prices in active markets (i.e., Level 1 valuation).

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Adjustments) through individual customer records, we estimate the amount of outstanding Adjustments and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Adjustments patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Adjustments recognized against our gross accounts receivable balance at December 31, 2014 and 2013 totaled $17.6 million and $18.2 million, respectively.

We evaluate the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense, net of recoveries, of $0.3 million, $0.2 million, and $1.9 million in 2014, 2013, and 2012, respectively. The allowance for doubtful accounts at December 31, 2014 and 2013 totaled $11.5 million and $3.4 million, respectively.

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2014 and 2013 totaled $31.8 million and $21.3 million, respectively.

Property, Plant and Equipment

We record property, plant and equipment at cost. We calculate depreciation on a straight-line basis over the estimated useful lives of the related assets ranging from 10 to 40 years for buildings, 5 to 12 years for machinery and equipment, and 5 to 10 years for computer equipment and software. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. We charge maintenance and repairs—both planned major activities and less-costly, ongoing activities—to expense as incurred. We capitalize interest costs associated with the construction of capital assets and amortize the costs over the assets’ useful lives. Depreciation expense is included in costs of sales; selling, general and administrative expenses; and research and development expenses in the Consolidated Statements of Operations based on the specific categorization and use of the underlying assets being depreciated.

We review property, plant and equipment to determine whether an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We base our evaluation on the nature of the assets, the future economic benefit of the assets, and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset (see Note 9).

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

Goodwill and Intangible Assets

Our intangible assets consist of (a) definite-lived assets subject to amortization such as developed technology, customer relationships, certain in-service research and development, certain trademarks, and backlog, and (b) indefinite-lived assets not subject to amortization such as goodwill, certain in-process research and development, and certain trademarks. We record amortization of the definite-lived intangible assets over the estimated useful lives of the related assets, which generally range from one year or less for backlog to more than 25 years for certain of our customer relationships. We determine the amortization method for our definite-lived intangible assets based on the pattern in which the economic benefits of the intangible asset are consumed. In the event we cannot reliably determine that pattern, we utilize a straight-line amortization method.

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

The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2014, we performed a qualitative assessment for six of our reporting units, which collectively represented approximately $258 million of our consolidated goodwill balance. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.

For our annual impairment test in 2014, we performed a quantitative assessment for three of our reporting units. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs) as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples (revenues or EBITDA) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. The fair values of the three reporting units tested under a quantitative approach were substantially in excess of the carrying values as of the impairment testing date.

We did not recognize any goodwill impairment in 2014, 2013, or 2012. See Note 10 for further discussion.

We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets in 2014 or 2013. During 2012, we recognized an impairment charge of $5.2 million on trademarks related to our cable operations in China that primarily conducted business in the consumer electronics end market, which we disposed of in 2012. See Note 10 for further discussion.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2014 or in 2013. During 2012, we recognized an impairment charge of $6.8 million on customer relationships related to our cable operations in China that primarily conducted business in the consumer electronics end market, which we disposed of in 2012.

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates, mortality tables, and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. We determine the long-term return on plan assets based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, are amortized over the estimated future working life of the plan participants.

Accrued Sales Rebates

We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2014 and 2013 totaled $31.5 million and $34.3 million, respectively.

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

Business Combination Accounting

We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We typically engage third party valuation specialists to assist in the fair value determination of inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the business combination date. As necessary, we may engage third party specialists to assist in the estimation of fair value for certain liabilities, such as deferred revenue or postretirement benefit liabilities. We adjust the preliminary purchase price allocation, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple elements. For these arrangements, when the elements can be separated, the revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element. Generally, we determine relative selling price using our best estimate of selling price, as we oftentimes do not have vendor specific objective evidence or third party evidence of fair value for such arrangements.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $21.8 million, $17.8 million, and $16.3 million for 2014, 2013, and 2012, respectively.

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

We report all derivative financial instruments on the balance sheet at fair value. Foreign currency derivative instruments may be designated as a hedge of our net investment in certain foreign operations. If a derivative is designated as a net investment hedge, the effective portion of the gain or loss on the derivative is reported in accumulated other comprehensive income as part of the cumulative translation component of equity. Any ineffectiveness is recognized in the Consolidated Statements of Operations. We had no outstanding derivatives as of December 31, 2014 and 2013.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2014, we adopted new accounting guidance issued by the Financial Accounting Standards Board (the FASB) with regard to the presentation of liabilities for unrecognized tax benefits. The adoption of this guidance did not have a material impact on our financial statements.

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (the ASU), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.

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

Note 3: Acquisitions

Coast Wire and Plastic Tech

We acquired 100% of the outstanding ownership interest in Coast Wire and Plastic Tech., LLC (Coast) on November 20, 2014 for cash of $36.0 million. Coast is a developer and manufacturer of customized wire and cable solutions used in high-end medical device, military and defense, and industrial applications. Coast is located in Carson, California. The results of Coast have been included in our Consolidated Financial Statements from November 20, 2014, and are reported within the Industrial Connectivity segment. The Coast acquisition was not material to our financial position or results of operations reported as of and for the year ended December 31, 2014.

ProSoft Technology, Inc.

We acquired 100% of the outstanding shares of ProSoft Technology, Inc. (ProSoft) on June 11, 2014 for cash of $104.1 million. ProSoft is a leading manufacturer of industrial networking products that translate between disparate automation systems, including the various protocols used by different automation vendors. The results of ProSoft have been included in our Consolidated Financial Statements from June 11, 2014, and are reported within the Industrial IT segment. ProSoft is headquartered in Bakersfield, California. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of June 11, 2014 (in thousands).

Cash	$2,517
Receivables	5,559
Inventories	3,624
Other current assets	240
Property, plant and equipment	1,076
Goodwill	56,193
Intangible assets	40,800
Other non-current assets	622

Total assets	$110,631

Accounts payable	$2,851
Accrued liabilities	2,545
Other non-current liabilities	1,132

Total liabilities	$6,528

Net assets	$104,103

The above purchase price allocation is preliminary and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of ensuring our accounting policies are applied at ProSoft. The preliminary measurement of receivables; inventories; property, plant and equipment; goodwill; deferred income taxes; and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the ProSoft acquisition primarily consist of expanded access to the Industrial IT market and channel partners. Our tax basis in the acquired goodwill is $56.2 million. The goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$26,600	20.0
Developed technologies	9,000	5.0
Trademarks	5,000	5.0
Backlog	200	0.3

Total intangible assets subject to amortization	40,800

Intangible assets not subject to amortization:
Goodwill	56,193

Total intangible assets not subject to amortization	56,193

Total intangible assets	$96,993

Weighted average amortization period		14.8

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

Our revenues and income (loss) from continuing operations before taxes for the twelve months ended December 31, 2014 included $31.7 million and $(2.5) million, respectively, from ProSoft. Included in our income from continuing operations before taxes for the twelve months ended December 31, 2014 are $1.4 million of cost of sales related to the adjustment of inventory to fair value and $2.4 million of amortization of intangible assets.

Grass Valley

We acquired 100% of the outstanding ownership interest in Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley) on March 31, 2014 for cash of $218.2 million. Grass Valley is a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions. Grass Valley is headquartered in Hillsboro, Oregon, with significant locations throughout the United States, Europe, and Asia. The results of Grass Valley have been included in our Consolidated Financial Statements from March 31, 2014, and are reported within the Broadcast segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of March 31, 2014 (in thousands).

Cash	$9,441
Receivables	68,766
Inventories	19,984
Deferred taxes	1,355
Other current assets	4,172
Property, plant and equipment	22,661
Goodwill	119,589
Intangible assets	95,500
Other non-current assets	17,108

Total assets	$358,576

Accounts payable	$51,276
Accrued liabilities	57,374
Deferred revenue	14,000
Postretirement benefits	16,538
Other non-current liabilities	1,199

Total liabilities	$140,387

Net assets	$218,189

The above purchase price allocation is preliminary, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of ensuring our accounting policies are applied at Grass Valley. The preliminary measurement of receivables; inventories; property, plant and equipment; goodwill; deferred income taxes; and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $68.8 million, with a gross contractual amount of $77.9 million. We do not expect to collect $9.1 million of the acquired receivables.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Grass Valley acquisition primarily consist of cost savings from the ability to consolidate existing and acquired operating facilities and other support functions, as well as expanded access to the Broadcast market. Our estimated tax basis in the acquired goodwill is $119.6 million. The goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$37,000	5.0
Customer relationships	27,000	15.0
Backlog	1,500	0.3

Total intangible assets subject to amortization	65,500

Intangible assets not subject to amortization:
Goodwill	119,589
Trademarks	22,000
In-process research and development	8,000

Total intangible assets not subject to amortization	149,589

Total intangible assets	$215,089

Weighted average amortization period		9.0

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

Our revenues and income (loss) from continuing operations before taxes for the twelve months ended December 31, 2014 included $196.2 million and $(58.5) million, respectively, from Grass Valley. Included in our income from continuing operations before taxes for the twelve months ended December 31, 2014 are $6.9 million of cost of sales related to the adjustment of inventory to fair value and $8.6 million of amortization of intangible assets. We also recognized certain severance, restructuring, and acquisition integration costs in the twelve months ended December 31, 2014 related to Grass Valley. See Note 12.

The following table illustrates the unaudited pro forma effect on operating results as if the Grass Valley and ProSoft acquisitions had been completed as of January 1, 2013.

	Year ended December 31,
	2014	2013
	(In thousands, except per share data)
	(Unaudited)
Revenues	$2,401,200	$2,420,099
Income from continuing operations	67,956	66,874
Diluted income per share from continuing operations	$1.54	$1.49

For purposes of the pro forma disclosures, the year ended December 31, 2013 includes nonrecurring expenses from the effects of purchase accounting, including the cost of sales arising from the adjustments of inventory to fair value of $8.3 million, amortization of the sales backlog intangible assets of $1.7 million, and Belden’s transaction costs of $1.6 million.

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

Pro forma – Miranda and PPC

The following table illustrates the unaudited pro forma effect on operating results as if the Miranda and PPC acquisitions had been completed as of January 1, 2011.

Year Ended
December 31, 2012
(In thousands, except per share data)
(Unaudited)
Revenues	$2,163,302
Income from continuing operations	78,827
Diluted income per share from continuing operations	$1.72

For purposes of the unaudited pro forma disclosures, the year ended December 31, 2012 reflects interest expense from the term loan borrowed to finance the acquisition of Miranda and from the borrowings under our senior secured credit facility to finance the acquisition of PPC.

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

Note 4: Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In 2014, we recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business as a result of settling the working capital adjustment and other matters. In 2013, we recognized a $1.4 million loss from discontinued operations for income tax expense related to this disposed business.

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. As of December 31, 2014, we have collected a partial settlement of $4.2 million from the escrow, and we remain in negotiations with the buyer of Trapeze regarding the status of the escrow and certain claims raised by the buyer. Based on the current status of the negotiations, the amount of the escrow receivable on our Consolidated Balance Sheet is $3.8 million, which is our best estimate of the remaining amount to be collected. In 2014, we recognized $0.6 million of income from discontinued operations due to the reversal of an uncertain tax position liability related to this disposed business.

During 2005, we completed the sale of our discontinued communications cable operation in Phoenix, Arizona. In connection with this sale and related tax deductions, we established a reserve for uncertain tax positions. The statute of limitations associated with the tax positions expired in 2012. In 2012, we recognized a net gain of $14.1 million due to the reversal of the uncertain tax positions, which is included in our gain from disposal of discontinued operations. In 2012, we recognized a gain of $4.0 million ($2.6 million net of tax) due to the reversal of the accrued interest and penalties, which is included in our income (loss) from discontinued operations.

Operating results from discontinued operations for 2012 included the following revenues and income before taxes:

	2012
		Income before
	Revenues	Taxes
	(In thousands)
Thermax and Raydex	$95,668	$21,479
Phoenix Communications	—	3,980

Total	$95,668	$25,459

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

Operating Segment Information

Broadcast Solutions	Years Ended December 31,
	2014	2013	2012
		(In thousands)
External customer revenues	$916,632	$663,900	$356,320
Affiliate revenues	1,381	933	691

Total revenues	918,013	664,833	357,011
Depreciation and amortization	(67,372)	(64,420)	(23,184)
Operating income (loss)	4,093	15,099	(11,657)
Total assets	430,991	294,454	272,520
Acquisition of property, plant and equipment	17,912	10,526	8,844

Enterprise Connectivity Solutions	Years Ended December 31,
	2014	2013	2012
		(In thousands)
External customer revenues	$455,795	$493,129	$496,857
Affiliate revenues	8,467	9,823	6,467

Total revenues	464,262	502,952	503,324
Depreciation and amortization	(14,331)	(12,988)	(16,057)
Asset impairment and loss on sale of assets	—	—	(1,468)
Operating income	47,715	48,753	40,056
Total assets	206,377	223,073	234,882
Acquisition of property, plant and equipment	12,574	11,749	13,013

Industrial Connectivity Solutions	Years Ended December 31,
	2014	2013	2012
		(In thousands)
External customer revenues	$682,374	$680,643	$670,112
Affiliate revenues	2,927	1,901	1,129

Total revenues	685,301	682,544	671,241
Depreciation and amortization	(12,318)	(11,408)	(10,970)
Asset impairment and loss on sale of assets	—	—	(2,435)
Operating income	80,435	92,562	72,366
Total assets	255,997	259,400	263,293
Acquisition of property, plant and equipment	10,053	14,496	13,077

Industrial IT Solutions	Years Ended December 31,
	2014	2013	2012
		(In thousands)
External customer revenues	$253,464	$231,521	$219,679
Affiliate revenues	54	208	286

Total revenues	253,518	231,729	219,965
Depreciation and amortization	(8,141)	(5,635)	(4,848)
Operating income	30,803	38,440	32,807
Total assets	67,417	56,658	54,428
Acquisition of property, plant and equipment	1,903	2,020	4,597

All Other	Years Ended December 31,
	2014	2013	2012
	(In thousands)
External customer revenues	$—	$—	$97,771
Affiliate revenues	—	—	—

Total revenues	—	—	97,771
Depreciation and amortization	—	—	(2,828)
Asset impairment and loss on sale of assets	—	—	(29,773)
Operating income (loss)	—	1,278	(32,640)
Total assets	—	—	—
Acquisition of property, plant and equipment	—	—	348

Total Segments	Years Ended December 31,
	2014	2013	2012
	(In thousands)
External customer revenues	$2,308,265	$2,069,193	$1,840,739
Affiliate revenues	12,829	12,865	8,573

Total revenues	2,321,094	2,082,058	1,849,312
Depreciation and amortization	(102,162)	(94,451)	(57,887)
Asset impairment and loss on sale of assets	—	—	(33,676)
Operating income	163,046	196,132	100,932
Total assets	960,782	833,585	825,123
Acquisition of property, plant and equipment	42,442	38,791	39,879

Total segment operating income differs from net income reported in the Consolidated Financial Statements as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Total segment operating income	$163,046	$196,132	$100,932
Income from equity method investment	3,955	8,922	9,704
Eliminations	(3,882)	(3,792)	(2,139)

Total operating income	163,119	201,262	108,497
Interest expense	(82,156)	(73,095)	(52,038)
Interest income	583	494	1,033
Loss on debt extinguishment	—	(1,612)	(52,450)
Income tax benefit (expense)	(7,114)	(22,315)	38,194

Income from continuing operations	74,432	104,734	43,236
Income (loss) from discontinued operations, net of tax	579	(1,421)	16,774
Gain (loss) from disposal of discontinued operations, net of tax	(562)	—	134,480

Net income	$74,449	$103,313	$194,490

Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Total segment assets	$960,782	$833,585	$825,123
Cash and cash equivalents	741,162	613,304	395,095
Goodwill	943,374	773,048	778,708
Intangible assets, less accumulated amortization	461,292	376,976	428,273
Deferred income taxes	62,809	54,801	66,855
Income tax receivable	4,953	12,169	8,432
Corporate assets	88,455	87,870	82,097

Total assets	$3,262,827	$2,751,753	$2,584,583

Total segment acquisition of property, plant and equipment	$42,442	$38,791	$39,879

Corporate acquisition of property, plant and equipment	3,017	1,418	336
Discontinued operations acquisition of property, plant and equipment	—	—	795

Total acquisition of property, plant and equipment	$45,459	$40,209	$41,010

Total segment depreciation and amortization	$(102,162)	$(94,451)	$(57,887)
Discontinued operations depreciation and amortization	—	—	(1,468)

Total depreciation and amortization	$(102,162)	$(94,451)	$(59,355)

Geographic Information

The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2014, 2013 and 2012 for the following countries: the U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2014
Revenues	$1,134,721	$194,149	$132,330	$120,297	$726,768	$2,308,265
Percent of total revenues	49%	8%	6%	5%	32%	100%
Long-lived assets	$191,728	$29,773	$70,574	$40,557	$70,727	$403,359
Year ended December 31, 2013
Revenues	$1,032,190	$195,387	$126,461	$108,745	$606,410	$2,069,193
Percent of total revenues	50%	9%	6%	5%	30%	100%
Long-lived assets	$170,813	$27,458	$76,949	$45,702	$59,275	$380,197
Year ended December 31, 2012
Revenues	$825,437	$196,761	$193,082	$105,377	$520,082	$1,840,739
Percent of total revenues	45%	11%	10%	6%	28%	100%
Long-lived assets	$164,619	$31,610	$72,556	$42,411	$59,854	$371,050

Major Customer

Revenues generated from sales to the distributor Anixter International Inc., primarily in the Industrial Connectivity and Enterprise segments, were $290.5 million (13% of revenues), $289.9 million (14% of revenues), and $300.4 million (16% of revenues) for 2014, 2013, and 2012, respectively. At December 31, 2014, we had $37.9 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 10% of our total accounts receivable outstanding at December 31, 2014.

Note 6: Equity Method Investment

We have a 50% ownership interest in the Hirschmann JV, which we acquired in connection with our 2007 acquisition of Hirschmann Automation and Control GmbH. The Hirschmann JV is an entity located in China that supplies load-moment indicators to the industrial crane market. We account for this investment using the equity method of accounting. The results of our equity method investment in the Hirschmann JV are analyzed separately from the results of our operating segments, and they are not included in the corporate expense allocation.

Summary financial information for the Hirschmann JV is as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Current assets	$44,679	$49,408	$46,042
Noncurrent assets	3,320	3,801	4,107
Current liabilities	19,847	21,524	13,132
Noncurrent liabilities	409	447	207

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues	$34,322	$41,257	$56,564
Gross profit	17,235	27,332	29,067
Operating income	9,147	19,821	22,317
Net income	7,910	17,844	19,408
Net income attributable to Belden	3,955	8,922	9,704

The carrying value recorded in other long-lived assets on our Consolidated Balance Sheets of our investment in the Hirschmann JV as of December 31, 2014 and 2013 is $33.4 million and $38.3 million, respectively. The difference between this carrying value and our share of the Hirschmann JV’s net assets is primarily attributable to goodwill.

We had sales of $2.6 million, $3.6 million, and $5.7 million to the Hirschmann JV in 2014, 2013, and 2012, respectively. We received $5.7 million, $8.1 million, and $12.5 million in dividends from the Hirschmann JV in 2014, 2013, and 2012, respectively. We had receivables from the Hirschmann JV as of December 31, 2014 and 2013 of $0.5 million and $0.3 million, respectively.

Note 7: Income Per Share

The following table presents the basis of the income per share computation:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Numerator for basic and diluted income per share:
Income from continuing operations	$74,432	$104,734	$43,236
Income (loss) from discontinued operations, net of tax	579	(1,421)	16,774
Gain (loss) from disposal of discontinued operations, net of tax	(562)	—	134,480

Net income	$74,449	$103,313	$194,490

Denominator:
Weighted average shares outstanding, basic	43,273	43,871	45,097
Effect of dilutive common stock equivalents	724	866	845

Weighted average shares outstanding, diluted	43,997	44,737	45,942

For the years ended December 31, 2014, 2013, and 2012, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million, 0.2 million, and 0.9 million, respectively, because to do so would have been anti-dilutive.

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

Note 8: Inventories

The major classes of inventories were as follows:

	December 31,
	2014	2013
	(In thousands)
Raw materials	$105,134	$85,379
Work-in-process	31,611	34,671
Finished goods	121,655	107,091
Perishable tooling and supplies	1,821	2,156

Gross inventories	260,221	229,297
Excess and obsolete reserves	(31,823)	(21,317)

Net inventories	$228,398	$207,980

Note 9: Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

	December 31,
	2014	2013
	(In thousands)
Land and land improvements	$31,879	$34,846
Buildings and leasehold improvements	131,534	124,688
Machinery and equipment	472,543	441,933
Computer equipment and software	96,546	89,919
Construction in process	33,726	36,388

Gross property, plant and equipment	766,228	727,774
Accumulated depreciation	(449,843)	(426,939)

Net property, plant and equipment	$316,385	$300,835

Disposals

During 2014, we sold certain property, plant and equipment of the Broadcast segment for $1.9 million. There was no gain or loss on the sale.

During 2013, we sold certain real estate of the Broadcast segment for $1.0 million and recognized a $0.3 million loss on the sale. We also sold certain real estate of the Enterprise Connectivity segment for $2.1 million. There was no gain or loss on the sale.

During 2012, we sold certain net assets of our cable operations within the All Other segment for $40.0 million that primarily conducted business in the consumer electronics end market in China (the Disposal Group). We had previously evaluated a number of strategic alternatives related to the Disposal Group, and we determined that the characteristics of the end market in which they conducted business were not in line with our strategic plan. The cash flows related to the Disposal Group were not separately identifiable and independent of the other cash flows of our Chinese cable operations, and therefore, we have not reported the operating results of the Disposal Group as discontinued operations. We recognized an asset impairment and loss on sale of the Disposal Group in 2012 of $29.8 million. In 2013, we recorded a $1.3 million gain on the sale due to a favorable resolution with the buyer of those assets regarding the closing date working capital. See further discussion below.

During 2012, we also sold certain real estate of the Enterprise Connectivity and Industrial Connectivity segments for $0.8 million and $8.6 million, respectively. There was no gain or loss recognized on the sale.

Impairment

We did not recognize any impairment losses in 2014 or 2013.

In 2012, we recognized a $29.8 million asset impairment and loss on sale of certain net assets of our cable operations that primarily conducted business in the consumer electronics end market in China. The loss is included in the operating results of the All Other segment. Of the total loss, $10.6 million, $6.8 million, and $5.2 million related to impairment of property, plant and equipment; customer relationships; and trademarks, respectively. We estimated the fair market value of these assets based upon the purchase price per the terms of the sale agreement (i.e., Level 2 valuation). The remainder of the loss was due to the accrual of estimated costs to sell, including such items as investment banker fees, legal fees, and other closing costs.

In 2012, we recognized impairment losses on property, plant and equipment of $2.4 million and $1.5 million in the operating results of our Industrial Connectivity and Enterprise Connectivity segments, respectively. Of the total impairment loss, approximately $1.5 million related to real estate retained by us from a German cable business we sold in 2009 and leased to the purchasers, $1.4 million related to manufacturing equipment, and $1.0 million related to other property, plant and equipment. We estimated the fair value of these assets based upon bids received from third parties to potentially buy the assets, quoted prices in active markets, or quoted prices for similar assets (i.e., Level 2 valuation).

Depreciation Expense

We recognized depreciation expense in income from continuing operations of $43.7 million, $43.6 million, and $35.1 million in 2014, 2013, and 2012, respectively.

Note 10: Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Goodwill	$943,374	$—	$943,374	$773,048	$—	$773,048

Definite-lived intangible assets subject to amortization:
Customer relationships	$261,914	$(46,457)	$215,457	$198,522	$(35,981)	$162,541
Developed technology	213,017	(102,996)	110,021	174,106	(68,233)	105,873
Trademarks	19,438	(3,687)	15,751	7,151	(1,033)	6,118
Backlog	10,406	(9,627)	779	8,434	(8,421)	13
In-service research and development	10,340	(2,777)	7,563	6,549	(1,124)	5,425

Total intangible assets subject to amortization	515,115	(165,544)	349,571	394,762	(114,792)	279,970
Indefinite-lived intangible assets not subject to amortization:
Trademarks	103,040	—	103,040	92,010	—	92,010
In-process research and development	8,681	—	8,681	4,996	—	4,996

Total intangible assets not subject to amortization	111,721	—	111,721	97,006	—	97,006

Intangible assets	$626,836	$(165,544)	$461,292	$491,768	$(114,792)	$376,976

Segment Allocation of Goodwill and Trademarks

The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Prior Segments			Current Segments
			Asia			Industrial	Industrial
	Americas	EMEA	Pacific	Broadcast	Enterprise	Connectivity	IT	Consolidated
	(In thousands)
Balance at December 31, 2012	$690,578	$70,328	$17,802	$—	$—	$—	$—	$778,708
Reassignment of goodwill	(690,578)	(70,328)	(17,802)	473,029	50,136	188,201	67,342	—
Acquisitions and purchase accounting adjustments	—	—	—	4,986	—	—	—	4,986
Translation impact	—	—	—	(11,640)	—	(226)	1,220	(10,646)

Balance at December 31, 2013	$—	$—	$—	$466,375	$50,136	$187,975	$68,562	$773,048

Acquisitions and purchase accounting adjustments	—	—	—	119,918	—	16,442	56,194	192,554
Translation impact	—	—	—	(12,789)	—	(4,364)	(5,075)	(22,228)

Balance at December 31, 2014	$—	$—	$—	$573,504	$50,136	$200,053	$119,681	$943,374

In 2013, as a result of our change in segments, we reassigned the carrying amount of goodwill to our new reporting units in our new segments based on relative fair value. There was no goodwill impairment at the time of our change in segments.

The changes in the carrying amount of indefinite-lived trademarks are as follows:

			Industrial	Industrial
	Broadcast	Enterprise	Connectivity	IT	Consolidated
	(In thousands)
Balance at December 31, 2012	$80,310	$1,299	$12,279	$9,459	$103,347
Reclassify to definite-lived	(5,424)	(1,353)	—	—	(6,777)
Acquisitions and purchase accounting adjustments	(4,918)	—	—	—	(4,918)
Translation impact	159	54	(86)	231	358

Balance at December 31, 2013	$70,127	$—	$12,193	$9,690	$92,010

Reclassify to definite-lived	(2,700)	—	—	(3,900)	(6,600)
Acquisitions and purchase accounting adjustments	22,000	—	—	—	22,000
Translation impact	(2,244)	—	(1,449)	(677)	(4,370)

Balance at December 31, 2014	$87,183	$—	$10,744	$5,113	$103,040

Impairment

The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2014 goodwill impairment test, we performed a quantitative assessment for three of our reporting units and determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. We determined that the fair values of the three reporting units were substantially in excess of the carrying values; therefore, we did not record any goodwill impairment for the three reporting units. We performed a qualitative assessment for the remaining six of our reporting units, and we determined that it was more likely than not that the fair value was greater than the carrying value. Therefore, we did not record any goodwill impairment for the six reporting units. We also did not recognize any goodwill impairment in 2013 or 2012 based on the results of our annual goodwill impairment testing.

Similar to the quantitative goodwill impairment test, we determined the estimated fair values of our trademarks by calculating the present values of the estimated cash flows (using Level 3 inputs) attributable to the respective trademarks. We did not recognize any trademark impairment charges in 2014 or 2013. In 2012, we recognized a $5.2 million and $6.8 million impairment loss on trademarks and customer relationships, respectively, related to our Chinese cable operations within the All Other segment which we disposed of during 2012. The total asset impairment and loss on sale of the consumer electronics assets in 2012 was $29.8 million. See Note 9.

Amortization Expense

We recognized amortization expense in income from continuing operations of $58.4 million, $50.8 million, and $22.8 million in 2014, 2013, and 2012, respectively. We expect to recognize annual amortization expense of $62.5 million in 2015, $55.4 million in 2016, $44.5 million in 2017, $29.1 million in 2018, and $20.5 million in 2019 related to our intangible assets balance as of December 31, 2014.

The weighted-average amortization period for our customer relationships, developed technology, trademarks, and in-service research and development is 19.6 years, 4.7 years, 5.0 years, and 4.4 years, respectively

Note 11: Accounts Payable and Accrued Liabilities

The carrying values of accounts payable and accrued liabilities were as follows:

	December 31,
	2014	2013
	(In thousands)
Accounts payable	$272,439	$199,897
Wages, severance and related taxes	70,256	50,540
Current deferred revenue	45,139	31,371
Accrued rebates	31,506	34,317
Accrued interest	26,741	22,479
Employee benefits	25,158	17,697
Other (individual items less than 5% of total current liabilities)	51,620	42,765

Accounts payable and accrued liabilities	$522,859	$399,066

The majority of our accounts payable balance is due to trade creditors. Our accounts payable balance as of December 31, 2014 and 2013 included $14.7 million and $16.1 million, respectively, of amounts due to banks under a commercial acceptance draft program. All accounts payable outstanding under the commercial acceptance draft program are expected to be settled within one year.

See further discussion of the accrued severance balance in Note 12 below.

Note 12: Severance, Restructuring, and Acquisition Integration Activities

During 2014, we incurred severance, restructuring, and acquisition integration costs primarily related to a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program is focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the expected costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment.

In 2014, we recorded severance, restructuring, and integration costs of $70.8 million related to these programs. The following table summarizes the costs by segment for the year ended December 31, 2014:

		Other
		Restructuring
		and Integration
	Severance	Costs	Total Costs
	(In thousands)
Broadcast Solutions	$20,025	$28,532	$48,557
Enterprise Connectivity Solutions	2,183	1,135	3,318
Industrial Connectivity Solutions	9,732	2,221	11,953
Industrial IT Solutions	5,314	1,685	6,999

Total	$37,254	$33,573	$70,827

The other restructuring and integration costs primarily consisted of costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, relocation, travel, lease termination, reserves for inventory obsolescence as a result of product line integration, costs to consolidate operating and support facilities, and other costs. The majority of the other restructuring and integration costs related to these actions were paid in 2014.

The table below sets forth severance activity that occurred during 2014 for the two significant programs described above. The balances are included in accrued liabilities.

	Productivity	Grass
	Improvement	Valley
	Program	Integration
	(In thousands)
Balance at December 31, 2013 and March 30, 2014	$—	$—
New charges	10,507	16,528
Cash payments	(1,774)	(4,497)
Foreign currency translation	(62)	82

Balance at June 29, 2014	$8,671	$12,113
New charges	2,575	1,536
Cash payments	(1,171)	(3,746)
Foreign currency translation	(381)	(191)
Other adjustments	(1,697)	(1,900)

Balance at September 28, 2014	$7,997	$7,812
New charges	3,048	1,761
Cash payments	(2,244)	(4,699)
Foreign currency translation	(465)	(218)
Other adjustments	(1,195)	—

Balance at December 31, 2014	$7,141	$4,656

The other adjustments in 2014 were due to changes in estimates, including an impact of forfeited severance amounts. We expect the majority of the liabilities for these programs to be paid in the first half of fiscal 2015.

Of the total severance, restructuring, and acquisition integration costs recognized in 2014, $20.7 million, $46.5 million, and $3.6 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

We expect to incur additional severance, restructuring, and acquisition integration costs in 2015 of approximately $21 million as a result of the activities discussed above, as well as the integration of ProSoft and Tripwire (see Note 26).

During 2013, we recorded severance, restructuring, and acquisition integration costs of $14.9 million. The majority of these costs were recorded in our Broadcast segment, which recognized $12.1 million of severance, restructuring, and integration costs for the year ended December 31, 2013. The restructuring and integration costs included relocation, equipment transfer, and other costs. These costs were incurred primarily as a result of facility consolidation in New York for recently acquired locations and other acquisition integration activities. These activities were contemplated as part of the decision to acquire PPC. The Industrial IT segment also recognized $1.7 million of severance expense in the year ended December 31, 2013.

Of the total severance and other restructuring costs recognized in the year ended December 31, 2013, $7.1 million, $6.5 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

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

Of the total severance and other restructuring costs recognized, $6.5 million, $10.0 million, and $1.4 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Note 13: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2014	2013
	(In thousands)
Revolving credit agreement due 2018	$—	$—
Variable rate term loan due 2020	246,375	248,775
Senior subordinated notes:
5.25% Senior subordinated notes due 2024	200,000	—
5.50% Senior subordinated notes due 2023	616,326	413,040
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,521,547	1,118,261

Total debt and other borrowing arrangements	1,767,922	1,367,036
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,765,422	$1,364,536

Revolving Credit Agreement due 2018

In 2013, we entered into a revolving credit agreement that provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant, and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. We did not borrow any amounts under the revolver during 2014. As of December 31, 2014, our borrowing base was $334.7 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%—1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. We paid approximately $9.3 million of fees associated with the Revolver, which are being amortized over the life of the Revolver.

In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire. See Note 26.

Variable Rate Term Loan due 2020

In 2013, we borrowed $250.0 million under a new Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of December 31, 2014 was 3.25%. We utilized the proceeds from the Term Loan to repay the amounts outstanding under our previously outstanding Senior Secured Facility. We paid approximately $3.9 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

Senior Subordinated Notes

In June 2014, we issued $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2023, 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on January 15 and July 15 of each year, beginning January 15, 2015. We paid approximately $4.2 million of fees associated with the issuance of the 2024 Notes, which are being amortized over the life of the 2024 Notes using the effective interest method. We used the net proceeds from the transaction for general corporate purposes.

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In November 2014, we issued an additional €200.0 million ($247.5 million at issuance) aggregate principal amount of 2023 Notes. The carrying value of the 2023 Notes as of December 31, 2014 is $616.3 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on April 15 and October 15 of each year. We paid $12.2 million of fees associated with the issuance of the 2023 Notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transactions to repay amounts outstanding under the revolving credit component of our previously outstanding Senior Secured Facility and for general corporate purposes.

In 2012, we issued $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 (the 2022 Notes). The 2022 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2022 Notes rank equal in right of payment with our senior subordinated notes due 2024, 2023, and 2019, and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan. Interest is payable semiannually on March 1 and September 1 of each year. We paid $13.7 million of fees associated with the issuance of the 2022 Notes, which are being amortized over the life of the 2022 Notes using the effective interest method. We used the net proceeds from the transaction to fund the repurchase of certain of our senior subordinated notes due 2017 and 2019, as discussed below, and for general corporate purposes.

During 2012, we repurchased all $350.0 million of our senior subordinated notes due 2017 for cash consideration of $363.1 million, and $194.8 million of our senior subordinated notes due 2019 for cash consideration of $226.7 million. We recorded a loss on extinguishment of debt of $52.5 million, including the write-off of unamortized debt issuance costs related to these instruments.

As of December 31, 2014, $5.2 million aggregate principal amount of our senior subordinated notes due 2019 remain outstanding (the 2019 Notes). The 2019 Notes have a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The interest on the 2019 Notes is payable semiannually on June 15 and December 15. The 2019 notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2022, 2023, and 2024, and with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan.

The senior subordinated notes due 2019, 2022, 2023, and 2024 are redeemable after June 15, 2014, September 1, 2017, April 15, 2018, and July 15, 2019, respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2019		2022		2023		2024
Year	Percentage	Year	Percentage	Year	Percentage	Year	Percentage
2014	104.625%	2017	102.750%	2018	102.750%	2019	102.625%
2015	103.083%	2018	101.833%	2019	101.833%	2020	101.750%
2016	101.542%	2019	100.917%	2020	100.917%	2021	100.875%
2017 and thereafter	100.000%	2020 and thereafter	100.000%	2021 and thereafter	100.000%	2022 and thereafter	100.000%

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of December 31, 2014 was approximately $1,529.4 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,521.5 million as of December 31, 2014. We believe the fair value of our Term Loan approximates book value.

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2014 are as follows (in thousands):

2015	$2,500
2016	2,500
2017	2,500
2018	2,500
2019	7,721
Thereafter	1,750,201

$1,767,922

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

We recognized a $4.0 million pre-tax gain in AOCI during 2012. There was no ineffectiveness and no amount reclassified from AOCI into earnings for 2012. There were no outstanding derivatives as of December 31, 2014 or 2013.

All cash flows associated with derivatives are classified as financing cash flows in the Consolidated Cash Flow Statements. We collected $4.0 million in proceeds upon the settlement of foreign currency forward contracts during 2012.

Note 15: Income Taxes

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Income (loss) from continuing operations before taxes:
United States operations	$14,042	$31,678	$(22,533)
Foreign operations	67,504	95,371	27,575

Income from continuing operations before taxes	$81,546	$127,049	$5,042

Income tax expense (benefit):
Currently payable
United States federal	$6,701	$(4,493)	$(6,945)
United States state and local	1,617	(26)	(2,519)
Foreign	16,592	21,377	14,020

	24,910	16,858	4,556
Deferred
United States federal	(9,662)	3,575	(22,660)
United States state and local	(746)	1,593	(424)
Foreign	(7,388)	289	(19,666)

	(17,796)	5,457	(42,750)

Income tax expense (benefit)	$7,114	$22,315	$(38,194)

In addition to the above income tax expense (benefit) associated with continuing operations, we also recorded income tax expense (benefit) associated with discontinued operations of ($0.9 million), $1.4 million, and $78.7 million in 2014, 2013, and 2012, respectively.

	Years Ended December 31,
	2014		2013		2012
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	35.0%		35.0%		35.0%
State and local income taxes	0.8%		1.5%		(10.7%	)
Impact of change in deferred tax asset valuation allowance	4.7%		(0.6%	)	(187.8%	)
Impact of change in tax contingencies	(7.1%	)	3.8%		3.3%
Impact of change in United States tax legislation	0.0%		(3.3%	)	0.0%
Foreign income tax rate differences	(17.6%	)	(12.1%	)	(278.1%	)
Federal and state impact of Cooper liability settlement	0.0%		0.0%		(416.5%	)
Domestic permanent differences & tax credits	(7.1%	)	(6.7%	)	97.3%

	8.7%		17.6%		(757.5%	)

In both 2014 and 2013, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of foreign tax rate differences. The statutory tax rates associated with our foreign earnings are generally lower than the statutory U.S. tax rate of 35%. The foreign tax rate differences are most significant in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. In 2014, our income tax expense was reduced by $2.0 million due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2022.

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

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes. For 2012, these amounts included adjustments for a tax sharing agreement with Cooper Industries (Cooper). This agreement required us to pay Cooper the majority of the tax benefits resulting from basis adjustments arising from the initial public offering of our stock on October 6, 1993. The effect of the Cooper tax agreement was to put us in the same financial position we would have been in had there been no increase in the tax basis of our intangible assets (except for a retained 10% benefit). In 2011, Cooper sued us in Texas state court for amounts allegedly owed by us under the tax sharing agreement. As a result of a final settlement reached with Cooper in 2012, the tax sharing agreement has been terminated. We paid a final settlement amount of $30 million in 2013 and recorded a tax benefit of $21.0 million in our 2012 tax provision.

In 2012, we also recorded a $9.5 million tax benefit due to a net reduction in valuation allowances associated with our ability to realize deferred tax assets related to net operating losses and tax credits in various jurisdictions. We evaluated and assessed the expected utilization of net operating losses, future book and taxable income, available tax planning strategies, and our overall deferred tax position to determine the appropriate amount and timing of valuation allowance adjustments. As a result of changes in our business, available tax planning strategies, and future taxable income projections, we determined that the weight of evidence regarding the future realizability of the deferred tax assets had become predominately positive and realization of the deferred tax assets was more likely than not.

	December 31,
	2014	2013
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(90,414)	$(97,229)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	34,656	27,592
Reserves and accruals	44,809	33,788
Net operating loss and tax credit carryforwards	217,902	88,307
Valuation allowances	(157,317)	(10,165)

	140,050	139,522

Net deferred income tax asset	$49,636	$42,293

The increase in deferred income tax assets and valuation allowances during 2014 stems primarily from an increase of deferred tax assets associated with net operating losses and related valuation allowances from our acquisition of Grass Valley. We acquired deferred tax assets of approximately $143.5 million associated with net operating losses of Grass Valley. Due to Grass Valley’s history of significant tax losses, both in the U.S. and in various foreign jurisdictions, we recorded a complete valuation allowance of $143.5 million for the acquired net operating losses as part of the purchase price allocation. During 2014, we recorded approximately $4.3 million of income tax expense in order to record a valuation allowance for net operating losses generated by Grass Valley subsequent to the acquisition date. We do not currently have forecasted sources of taxable income in Grass Valley’s jurisdictions that would be sufficient to utilize their net operating losses.

As of December 31, 2014, we had $652.1 million of net operating loss carryforwards and $57.0 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $22.5 million in 2014, $30.4 million in 2015, $13.1 million in 2016, $37.3 million between 2017 and 2019, and $188.0 million between 2020 and 2034. Net operating losses with an indefinite carryforward period total $360.8 million. Of the $652.1 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $137.4 million of these net operating loss carryforwards within their respective expiration periods.

Unless otherwise utilized, tax credit carryforwards of $54.5 million will expire as follows: $27.4 million between 2018 and 2020, $3.4 million between 2023 and 2024, and $23.7 million between 2027 and 2034. Tax credit carryforwards with an indefinite carryforward period total $2.5 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize all of these tax credit carryforwards within their respective expiration periods.

The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2014 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
France	$272,351
United States - various states	188,178
Netherlands	73,828
Germany	59,761
Japan	27,410
Australia	15,901
Other	14,658

Total	$652,087

Tax Credit Carryforwards
(In thousands)
United States	$35,261
Canada	21,758

Total	$57,019

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As a result, as of December 31, 2014, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $582.6 million of the undistributed earnings of foreign subsidiaries that are considered permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of the deferred tax liability related to investments in these foreign subsidiaries that would be payable if we were not indefinitely reinvested.

In 2014, we recognized a net $8.6 million decrease to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2014	2013
	(In thousands)
Balance at beginning of year	$18,639	$17,377
Additions based on tax positions related to the current year	663	1,932
Additions for tax positions of prior years	73	3,761
Reductions for tax positions of prior years - Settlement	(7,907)	(2,490)
Reduction for tax positions of prior years - Statute of limitations	(1,411)	(1,941)

Balance at end of year	$10,057	$18,639

The majority of the reductions for tax positions of prior years relates to the settlement of income tax audits in foreign jurisdictions. The balance of $10.1 million at December 31, 2014, reflects tax positions that, if recognized, would impact our effective tax rate.

As of December 31, 2014, we believe it is reasonably possible that $3.8 million of unrecognized tax benefits will change within the next twelve months primarily attributable to the expiration of several statutes of limitations and completion of tax audits in various jurisdictions.

Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. During 2014, 2013, and 2012, we recognized approximately ($1.1) million, $1.7 million, and $0.1 million, respectively, in interest expense (reduction of interest expense). We have approximately $1.7 million and $2.8 million accrued for the payment of interest and penalties as of December 31, 2014 and 2013, respectively.

Our federal, state, and foreign income tax returns for the tax years 2007 and later remain subject to examination by the Internal Revenue Service and by various state and foreign tax authorities.

Note 16: Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, the United Kingdom, the U.S., and certain employees in Germany. Grass Valley, which was acquired in 2014, also sponsors defined benefit plans and defined contribution plans that cover substantially all employees in the U.S., as well as certain employees in France and Japan. We closed the U.S. defined benefit pension plan to new entrants effective January 1, 2010. Employees who were not active participants in the U.S. defined benefit pension plan on December 31, 2009, are not eligible to participate in the plan. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2014, 2013, and 2012 was $11.8 million, $11.1 million, and $10.9 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2014	2013	2014	2013
	(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(258,423)	$(263,876)	$(46,614)	$(51,772)
Service cost	(5,453)	(5,554)	(49)	(125)
Interest cost	(10,757)	(9,310)	(1,647)	(1,910)
Participant contributions	(109)	(105)	(7)	(11)
Plan amendments	—	(56)	—	—
Actuarial gain (loss)	(28,971)	8,147	4,392	2,096
Acquisitions	(25,283)	—	—	—
Curtailments	359	—	—	—
Foreign currency exchange rate changes	13,708	(1,826)	2,704	2,681
Benefits paid	14,590	14,157	2,052	2,427

Benefit obligation, end of year	$(300,339)	$(258,423)	$(39,169)	$(46,614)

	Pension Benefits		Other Benefits
Years Ended December 31,	2014	2013	2014	2013
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$198,367	$173,154	$—	$—
Actual return on plan assets	20,223	29,416	—	—
Employer contributions	7,992	10,035	2,045	2,416
Plan participant contributions	109	105	7	11
Acquisitions	9,360	—	—	—
Foreign currency exchange rate changes	(4,707)	(186)	—	—
Benefits paid	(14,590)	(14,157)	(2,052)	(2,427)

Fair value of plan assets, end of year	$216,754	$198,367	$—	$—

Funded status, end of year	$(83,585)	$(60,056)	$(39,169)	$(46,614)
Amounts recongized in the balance sheets:
Prepaid benefit cost	$5,689	$5,797	$—	$—
Accrued benefit liability (current)	(3,628)	(3,878)	(2,188)	(2,665)
Accrued benefit liability (noncurrent)	(85,646)	(61,975)	(36,981)	(43,949)

Net funded status	$(83,585)	$(60,056)	$(39,169)	$(46,614)

The accumulated benefit obligation for all defined benefit pension plans was $296.4 million and $254.5 million at December 31, 2014 and 2013, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $247.5 million, $243.9 million, and $158.2 million, respectively, as of December 31, 2014 and $77.0 million, $75.1 million, and $11.1 million, respectively, as of December 31, 2013. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $52.8 million, $52.5 million, and $58.5 million, respectively, as of December 31, 2014, and were $181.4 million, $179.4 million, and $187.2 million, respectively, as of December 31, 2013.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2014	2013	2012	2014	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$5,453	$5,554	$5,423	$49	$125	$116
Interest cost	10,757	9,310	10,510	1,647	1,910	2,077
Expected return on plan assets	(12,468)	(11,066)	(11,112)	—	—	—
Amortization of prior service credit	(48)	(54)	(55)	(100)	(108)	(111)
Curtailment gain	(359)	—	—	—	—	—
Net loss recognition	4,154	6,388	5,974	315	932	842

Net periodic benefit cost	$7,489	$10,132	$10,740	$1,911	$2,859	$2,924

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2014	2013	2014	2013
Weighted average assumptions for benefit obligations at year end:
Discount rate	3.2%	4.1%	3.7%	4.4%
Salary increase	3.3%	3.9%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	4.1%	3.7%	4.4%	4.3%
Salary increase	3.9%	3.9%	N/A	N/A
Expected return on assets	6.7%	6.7%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.5%	7.3%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2016	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2014 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)
Effect on total of service and interest cost components	$142	$(118)
Effect on postretirement benefit obligation	$3,629	$(3,006)

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

The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2014				December 31, 2013
	Fair Market Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
Large-cap fund	$82,816	$3,414	$79,402	$—	$75,306	$—	$75,306	$—
Mid-cap fund	15,276	1,448	13,828	—	13,511	—	13,511	—
Small-cap fund	19,952	312	19,640	—	19,473	—	19,473	—
Debt securities(b)
Government bond fund	29,121	1,244	27,877	—	25,520	—	25,520	—
Corporate bond fund	27,485	3,815	23,670	—	21,679	—	21,679	—
Fixed income fund(c)	41,975	—	41,975	—	42,847	—	42,847	—
Cash & equivalents	129	129	—	—	31	31	—	—

Total	$216,754	$10,362	$206,392	$—	$198,367	$31	$198,336	$—

(a)

This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of companies located in the U.S., Canada, Western Europe and other developed countries throughout the world. The Level 1 funds are valued at fair market value obtained from quoted market prices in active markets. The Level 2 funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(b)

This category includes investments in investment funds that invest in U.S. treasuries; other national, state and local government bonds; and corporate bonds of highly rated companies from diversified industries. The Level 1 funds are valued at fair market value obtained from quoted market prices in active markets. The Level 2 funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(c)	This category includes guaranteed insurance contracts.

The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.

The following table reflects the benefits as of December 31, 2014 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as Medicare subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans	Medicare Subsidy Receipts
	(In thousands)
2015	$16,323	$2,328	$91
2016	17,346	2,283	84
2017	17,969	2,238	77
2018	18,357	2,167	70
2019	18,292	2,080	63
2020-2024	94,607	9,805	214

Total	$182,894	$20,901	$599

We anticipate contributing $5.8 million and $2.2 million to our pension and other postretirement plans, respectively, during 2015.

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2014, the changes in these amounts during the year ended December 31, 2014, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2015 are as follows.

	Pension	Other
	Benefits	Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss	$61,333	$4,679
Net prior service credit	(94)	(143)

	$61,239	$4,536

	Pension	Other
	Benefits	Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss, beginning of year	$46,468	$9,622
Amortization cost	(4,154)	(315)
Actuarial loss (gain)	28,971	(4,392)
Asset gain	(7,755)	—
Currency impact	(2,197)	(236)

Net actuarial loss, end of year	$61,333	$4,679

Prior service credit, beginning of year	$(106)	$(259)
Amortization credit	48	100
Currency impact	(36)	16

Prior service credit, end of year	$(94)	$(143)

	Pension	Other
	Benefits	Benefits
	(In thousands)
Expected 2015 amortization:
Amortization of prior service credit	$(41)	$(95)
Amortization of net loss	5,319	354

	$5,278	$259

Note 17: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$74,449	$103,313	$194,490
Foreign currency translation loss, net of $1.8 million, $2.2 million, and $0.0 million tax, respectively	(10,387)	(20,720)	(1,414)
Foreign currency hedging instruments, net of $0.0 million, $0.0 million, and $1.6 million tax, respectively	—	—	2,467
Adjustments to pension and postretirement liability, net of $3.6 million, $14.0 million, and $3.2 million tax, respectively	(6,463)	22,104	(8,909)

Total comprehensive income	$57,599	$104,697	$186,634

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2012	$28,516	$(59,081)	$(30,565)
Other comprehensive income (loss) before reclassifications	(20,720)	17,570	(3,150)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,534	4,534

Net current period other comprehensive income (loss)	(20,720)	22,104	1,384

Balance at December 31, 2013	7,796	(36,977)	(29,181)
Other comprehensive loss before reclassifications	(10,387)	(9,120)	(19,507)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,657	2,657

Net current period other comprehensive loss	(10,387)	(6,463)	(16,850)

Balance at December 31, 2014	$(2,591)	$(43,440)	$(46,031)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$4,469	(1)
Prior service credit	(148)	(1)

Total before tax	4,321
Tax benefit	(1,664)

Total net of tax	$2,657

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 16).

Note 18: Share-Based Compensation

Compensation cost charged against income, primarily SG&A expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2014	2013	2012
		(In thousands)
Total share-based compensation cost	$18,858	$14,854	$12,374
Income tax benefit	7,334	5,777	4,812

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock units with service vesting conditions, and restricted stock units with performance vesting conditions. We grant SARs and stock options with an exercise price equal to the closing market price of our common stock on the grant date. Generally, SARs and stock options may be converted into shares of our common stock in equal amounts on each of the first three anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting in certain circumstances, including a change in control of the Company. Restricted stock units with service conditions generally vest 3-5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions generally vest as follows: 1) 50% on the second anniversary of their grant date and 50% on the third anniversary, or 2) 100% on the third anniversary of their grant date.

We recognize compensation cost for all awards based on their fair values. The fair values for SARs and stock options are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates the assumptions noted in the following table. Expected volatility is based on historical volatility, and expected term is based on historical exercise patterns of option holders. The fair value of restricted stock units is the closing market price of our common stock on the date of grant. Compensation costs for awards with service conditions are amortized to expense using the straight-line method. Compensation costs for awards with performance conditions and graded vesting are amortized to expense using the graded attribution method.

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except weighted average fair
	value and assumptions)
Weighted-average fair value of SARs and options granted	$35.46	$24.63	$19.53
Total intrinsic value of SARs converted and options exercised	24,023	47,058	8,898
Cash received for options exercised	48	14,030	2,372
Tax benefit related to share-based compensation	6,859	10,734	4,119
Weighted-average fair value of restricted stock shares and units granted	72.46	50.38	35.85
Total fair value of restricted stock shares and units vested	7,888	9,032	9,017
Expected volatility	52.63%	53.94%	54.26%
Expected term (in years)	5.8	6.1	6.1
Risk-free rate	1.79%	1.04%	1.11%
Dividend yield	0.28%	0.40%	0.50%

	SARs and Stock Options				Restricted Shares and Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
		(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2014	1,668	$36.37			442	$41.32
Granted	204	72.55			192	72.46
Exercised or converted	(542)	29.52			(110)	33.54
Forfeited or expired	(25)	51.52			(31)	52.08

Outstanding at December 31, 2014	1,305	$44.60	7.1	$44,675	493	$54.76

Vested or expected to vest at December 31, 2014	1,279	$44.28	7.1	$44,159
Exercisable or convertible at December 31, 2014	739	36.68	6.3	31,127

At December 31, 2014, the total unrecognized compensation cost related to all nonvested awards was $18.9 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

Note 19: Stockholder Rights Plan

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

The rights will become exercisable only if, without the prior approval of the Board of Directors, a person or group of persons acquires or announces the intention to acquire 20% or more of our common stock. If we are acquired through a merger or other business combination transaction, each right will entitle the holder to purchase $300.00 worth of the surviving company’s common stock for $150.00 (subject to adjustment). In addition, if a person or group of persons acquires 20% or more of our common stock, each right not owned by the 20% or greater shareholder would permit the holder to purchase $300.00 worth of our common stock for $150.00 (subject to adjustment). The rights are redeemable, at our option, at $0.01 per right at any time prior to an announcement of a beneficial owner of 20% or more of our common stock then outstanding. The rights expire on December 9, 2016.

Note 20: Share Repurchases

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

From inception of the program to December 31, 2014, we have repurchased 6.7 million shares of our common stock under the program for an aggregate cost of $310.9 million and an average price of $46.54. In 2014, we repurchased 1.3 million shares of our common stock under the program for an aggregate cost of $92.2 million and an average price of $73.06 per share. In 2013, we repurchased 1.7 million shares of our common stock under the program for an aggregate cost of $93.8 million and an average price of $54.76 per share. In 2012, we repurchased 2.1 million shares of our common stock for an aggregate cost of $75.0 million and an average price of $36.20 per share.

Note 21: Operating Leases

Operating lease expense incurred primarily for manufacturing and office space, machinery, and equipment was $32.8 million, $26.5 million, and $23.6 million in 2014, 2013, and 2012, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2014 are as follows (in thousands):

2015	$23,493
2016	19,140
2017	14,289
2018	10,336
2019	8,872
Thereafter	27,901

$104,031

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 22: Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which six are distributors, constitute in aggregate approximately 33%, 36%, and 34% of revenues in 2014, 2013, and 2012, respectively.

Unconditional Commodity Purchase Obligations

At December 31, 2014, we were committed to purchase approximately 1.5 million pounds of copper at an aggregate fixed cost of $4.6 million. At December 31, 2014, this fixed cost was $0.2 million more than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. In addition, at December 31, 2014, we were committed to purchase 0.7 million pounds of aluminum at an aggregate fixed cost of $0.8 million. At December 31, 2014, this fixed cost approximated the market cost that would be incurred on a spot purchase of the same amount of aluminum. These commitments will mature in 2015.

Labor

Approximately 23% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 19% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2015.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2014 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2014 and 2013 was $1,767.9 million and $1,367.0 million, respectively. The fair value of our senior subordinated notes at December 31, 2014 and 2013 was approximately $1,529.4 million and $1,098.6 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,521.5 million and $1,118.3 million as of December 31, 2014 and 2013, respectively. We believe the fair value of our Term Loan approximates book value.

Note 23: Contingent Liabilities

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

Letters of Credit, Guarantees and Bonds

At December 31, 2014, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $8.3 million, $1.7 million, and $1.8 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 24: Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2014	2013	2012
		(In thousands)
Income tax refunds received	$12,681	$11,165	$8,382
Income taxes paid	(25,308)	(79,778)	(34,854)
Interest paid, net of amount capitalized	(70,915)	(60,340)	(41,854)

Note 25: Quarterly Operating Results (Unaudited)

2014	1st	2nd	3rd	4th	Year
		(In thousands, except days and per share amounts)
Number of days in quarter	89	91	91	94	365
Revenues	$487,690	$600,891	$610,774	$608,910	$2,308,265
Gross profit	175,717	204,385	221,732	217,615	819,449
Operating income	49,511	12,326	58,011	43,271	163,119
Income from continuing operations	25,156	15	33,847	15,414	74,432
Income from discontinued operations, net of tax	—	—	—	579	579
Loss from disposal of discontinued operations, net of tax	(562)	—	—	—	(562)
Net income	24,594	15	33,847	15,993	74,449
Basic income (loss) per share
Continuing operations	$0.58	$—	$0.78	$0.36	$1.72
Discontinued operations	—	—	—	0.01	0.01
Disposal of discontinued operations	(0.01)	—	—	—	(0.01)

Net income	$0.57	$—	$0.78	$0.37	$1.72

Diluted income (loss) per share
Continuing operations	$0.57	$—	$0.77	$0.35	$1.69
Discontinued operations	—	—	—	0.01	0.01
Disposal of discontinued operations	(0.01)	—	—	—	(0.01)

Net income	$0.56	$—	$0.77	$0.36	$1.69

2013	1st	2nd	3rd	4th	Year
		(In thousands, except days and per share amounts)
Number of days in quarter	90	91	91	93	365
Revenues	$507,473	$529,491	$522,478	$509,751	$2,069,193
Gross profit	167,353	179,196	182,841	175,039	704,429
Operating income	44,240	53,913	53,935	49,174	201,262
Income from continuing operations	22,245	29,492	29,068	23,929	104,734
Loss from discontinued operations, net of tax	—	—	—	(1,421)	(1,421)
Net income	22,245	29,492	29,068	22,508	103,313
Basic income (loss) per share
Continuing operations	$0.50	$0.67	$0.67	$0.55	$2.39
Discontinued operations	—	—	—	(0.03)	(0.03)

Net income	$0.50	$0.67	$0.67	$0.52	$2.36

Diluted income (loss) per share
Continuing operations	$0.49	$0.66	$0.65	$0.54	$2.34
Discontinued operations	—	—	—	(0.03)	(0.03)

Net income	$0.49	$0.66	$0.65	$0.51	$2.31

Included in the first, second, third, and fourth quarters of 2014 are severance, restructuring, and integration costs of $1.4 million, $38.2 million, $9.2 million, and $22.0 million, respectively. The second quarter of 2014 also includes $7.4 million of purchase accounting effects related to acquisitions, primarily the adjustment of acquired inventory to fair value.

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

Note 26: Subsequent Events

On January 2, 2015, we acquired Tripwire, Inc., a leading global provider of advanced threat, security and compliance solutions, for a purchase price of approximately $710.0 million. Tripwire’s solutions enable enterprises, service providers, manufacturers, and government agencies to confidently detect, prevent, and respond to growing security threats. The purchase price was funded with cash on hand and $200.0 million of borrowings under our Revolver.

We are in the preliminary phase of the purchase accounting process, including obtaining third party valuations of certain tangible and intangible assets acquired. As such, the purchase accounting process is incomplete and we cannot provide the required disclosures of the estimated fair value of the assets and liabilities acquired for this business combination. We expect, however, to record a significant amount of definite-lived intangible assets and goodwill related to this acquisition.

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. As permitted, that evaluation excluded the business operations of Grass Valley USA, LLC and GVBB Holdings S.a.r.l. (collectively, Grass Valley), ProSoft Technology, Inc., and Coast Wire and Plastic Tech., LLC, all of which were acquired in 2014. The acquired business operations excluded from our evaluation constituted $489.4 million of our total assets as of December 31, 2014 and $229.6 million of our revenues for the year ended December 31, 2014. The operations of the acquired businesses will be included in our 2015 evaluation. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belden Inc.

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Grass Valley USA, LLC and GVBB Holdings S.a.r.l. (collectively, Grass Valley), ProSoft Technology, Inc. (ProSoft), and Coast Wire and Plastic Tech., LLC (Coast), which are included in the 2014 consolidated financial statements of Belden Inc. and constituted $489.4 million of total assets as of December 31, 2014, and $229.6 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Grass Valley, ProSoft, and Coast.

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2014, of Belden Inc. and our report dated February 23, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 23, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Item I—Election of Nine Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance—Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents” and “Stockholder Proposals for the 2016 Annual Meeting,” as described in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Equity Compensation Plan Information on December 31, 2014” and “Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Corporate Governance—Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to “Item II – Ratification of the Appointment of Ernst & Young as the Company’s Independent Registered Public Accounting Firm—Fees to Independent Registered Public Accountants for 2014 and 2013” and “Item II – Ratification of the Appointment of Ernst & Young as the Company’s Independent Registered Public Accounting Firm—Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2014
Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2014
Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2014
Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2014
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and	Divestitures/	Charge		Currency	Ending
	Balance	Expenses	Acquisitions	Offs	Recoveries	Movement	Balance
	(In thousands)
Accounts Receivable—
Allowance for Doubtful Accounts:
2014	$3,390	$1,184	$9,845	$(1,867)	$(889)	$(160)	$11,503
2013	4,163	733	448	(1,391)	(520)	(43)	3,390
2012	2,640	2,852	1,203	(1,594)	(935)	(3)	4,163
Inventories—
Excess and Obsolete Allowances:
2014	$21,317	$7,994	$14,167	$(10,908)	$(1,413)	$666	$31,823
2013	23,954	5,632	—	(7,211)	(1,009)	(49)	21,317
2012	17,735	5,381	5,597	(3,679)	(1,077)	(3)	23,954
Deferred Income Tax Asset—
Valuation Allowance:
2014	$10,165	$4,252	$143,513	$—	$(415)	$(198)	$157,317
2013	7,498	496	3,064	—	(899)	6	10,165
2012	23,663	3,659	(4,562)	(736)	(14,160)	(366)	7,498

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Third Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1; May 31, 2012 Form 8-K, Exhibit 3.1; December 4, 2013 Form 8-K, Exhibit 3.1; May 29, 2014 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.5	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.6	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.7	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	May 8, 2013 Form 10-Q, Exhibit 4.1

4.8	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

4.9	Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 8, 2013 Form 10-Q, Exhibit 4.2

4.10	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 6, 2013 Form 10-Q, Exhibit 4.1

4.11	Indenture relating to 5.5% Senior Subordinated Notes due 2023	March 26, 2013 Form 8-K, Exhibit 4.1

4.12	First Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 6, 2013 Form 10-Q, Exhibit 4.2

4.13	Indenture relating to 5.25% Senior Subordinated Notes due 2024	June 30, 2014 Form 8-K, Exhibit 4.1

4.14	Third Supplemental Indenture relating to 5.5% Senior Subordinates Notes due 2022	November 4, 2014 Form 10-Q, Exhibit 4.1

4.15	Second Supplemental Indenture relating to 5.5% Senior Subordinates Notes due 2023	November 4, 2014 Form 10-Q, Exhibit 4.2

4.16	First Supplemental Indenture relating to 5.25% Senior Subordinates Notes due 2024	November 4, 2014 Form 10-Q, Exhibit 4.3

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9

10.4*	Form of Stock Appreciation Rights Award	February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16; May 6, 2014 Form 10-Q, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.5*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17; May 6, 2014 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18; May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.10*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.11*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.12*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.13*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.14*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1

10.15*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2

10.16*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.17*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.18*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

10.19*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.20*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.21*	Executive Employment Agreement with Ross Rosenberg	August 5, 2014 Form 10-Q, Exhibit 10.1

10.22*	Executive Employment Agreement with Roel Vestjens	August 5, 2014 Form 10-Q, Exhibit 10.2

10.23*	Form of Indemnification Agreement with each of the Directors and Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, Glenn Pennycook, Ross Rosenberg, John Stroup, Dhrupad Trivedi, Roel Vestjens, and Doug Zink	March 1, 2007 Form 10-K, Exhibit 10.39

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.24	ABL Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.1

10.25	Term Loan Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.2

10.26	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Wells Fargo Securities, LLC	June 30, 2014 Form 8-K, Exhibit 10.1

10.27	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	November 25, 2014 Form 8-K, Exhibit 10.1

10.28	Agreement and Plan of Merge by and among VIA Holdings I, Inc., Belden Inc., Tahoe MergerSub, Inc. and Thoma Bravo, LLC, as Representative of the Stockholders and Optionholders	December 12, 2014 Form 8-K, Exhibit 2.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	May 31, 2012 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan

Copies of the above Exhibits are available to shareholders at a charge of $0.25 per page, minimum order of $10.00. Direct requests to:

Belden Inc., Attention: Corporate Secretary

1 North Brentwood Boulevard, 15th Floor

St. Louis, Missouri 63105

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN INC.

	By	/s/ JOHN S. STROUP
John S. Stroup
President, Chief Executive Officer and
Date: February 23, 2015		Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP	President, Chief Executive Officer and Director	February 23, 2015
John S. Stroup

/s/ HENK DERKSEN	Senior Vice President, Finance, and Chief Financial Officer	February 23, 2015
Henk Derksen

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 23, 2015
Douglas R. Zink

/s/ BRYAN C. CRESSEY*	Chairman of the Board and Director	February 23, 2015
Bryan C. Cressey

/s/ DAVID ALDRICH*	Director	February 23, 2015
David Aldrich

/s/ LANCE C. BALK*	Director	February 23, 2015
Lance C. Balk

/s/ STEVEN BERGLUND*	Director	February 23, 2015
Steven Berglund

/s/ JUDY L. BROWN*	Director	February 23, 2015
Judy L. Brown

/s/ GLENN KALNASY*	Director	February 23, 2015
Glenn Kalnasy

/s/ GEORGE MINNICH*	Director	February 23, 2015
George Minnich

/s/ JOHN MONTER*	Director	February 23, 2015
John Monter

/s/ JOHN S. STROUP
*By John S. Stroup, Attorney-in-fact

Index to Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Third Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1; May 31, 2012 Form 8-K, Exhibit 3.1; December 4, 2013 Form 8-K, Exhibit 3.1; May 29, 2014 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.5	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.6	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.7	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	May 8, 2013 Form 10-Q, Exhibit 4.1

4.8	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

4.9	Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 8, 2013 Form 10-Q, Exhibit 4.2

4.10	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 6, 2013 Form 10-Q, Exhibit 4.1

4.11	Indenture relating to 5.5% Senior Subordinated Notes due 2023	March 26, 2013 Form 8-K, Exhibit 4.1

4.12	First Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 6, 2013 Form 10-Q, Exhibit 4.2

4.13	Indenture relating to 5.25% Senior Subordinated Notes due 2024	June 30, 2014 Form 8-K, Exhibit 4.1

4.14	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 4, 2014 Form 10-Q, Exhibit 4.1

4.15	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 4, 2014 Form 10-Q, Exhibit 4.2

4.16	First Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	November 4, 2014 Form 10-Q, Exhibit 4.3

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.
10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9

10.4*	Form of Stock Appreciation Rights Award	February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16; May 6, 2014 Form 10-Q, Exhibit 10.1

10.5*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17; may 6, 2014 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18; May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.10*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.11*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.12*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.13*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.14*	Executive Employment Agreement with Steven Biegacki	May 8, 2008 Form 10-Q, Exhibit 10.1

10.15*	Amended and Restated Executive Employment Agreement with Kevin L. Bloomfield	December 22, 2008 Form 8-K, Exhibit 10.2

10.16*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.17*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.18*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

10.19*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.20*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.21	Executive Employment Agreement with Ross Rosenberg	August 5, 2014 Form 10-Q, Exhibit 10.1

10.22	Executive Employment Agreement with Roel Vestjens	August 5, 2014 Form 10-Q, Exhibit 10.2

10.23*	Form of Indemnification Agreement with each of the Directors and Steven Biegacki, Kevin Bloomfield, Henk Derksen, Christoph Gusenleitner, Glenn Pennycook, Ross Rosenberg, John Stroup, Dhrupad Trivedi, Roel Vestjens, and Doug Zink	March 1, 2007 Form 10-K, Exhibit 10.39

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.
10.24	ABL Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.1

10.25	Term Loan Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.2

10.26	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Wells Fargo Securities, LLC	June 30, 2014 Form 8-K, Exhibit 10.1

10.27	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	November 25, 2014 Form 8-K, Exhibit 10.1

10.28	Agreement and Plan of Merger by and among VIA Holdings I, Inc., Belden Inc., Tahoe MergerSub, Inc. and Thoma Bravo, LLC, as Representative of the Stockholders and Optionholders	December 12, 2014 Form 8-K, Exhibit 2.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	May 31, 2012 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	XBRL Taxonomy Extension Label

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation