Form 10-Q
period 2015-03-29
BELDEN INC.
filed 2015-05-05
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

Large accelerated filer ☑    Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

                             (Do not check if a smaller reporting company)

As of April 30, 2015, the Registrant had 42,648,943 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$166,700	$741,162
Receivables, net	392,727	379,777
Inventories, net	238,243	228,398
Deferred income taxes	21,173	22,157
Other current assets	58,432	42,656

Total current assets	877,275	1,414,150

Property, plant and equipment, less accumulated depreciation	319,110	316,385
Goodwill	1,411,971	943,374
Intangible assets, less accumulated amortization	733,285	461,292
Deferred income taxes	38,215	40,652
Other long-lived assets	81,091	86,974

	$3,460,947	$3,262,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,604	$272,439
Accrued liabilities	247,945	250,420
Current maturities of long-term debt	2,500	2,500

Total current liabilities	484,049	525,359

Long-term debt	1,904,413	1,765,422
Postretirement benefits	113,884	122,627
Deferred income taxes	126,367	10,824
Other long-term liabilities	35,019	31,409
Stockholders’ equity:
Preferred stock	-	-
Common stock	503	503
Additional paid-in capital	592,837	595,389
Retained earnings	600,158	621,896
Accumulated other comprehensive loss	(32,118)	(46,031)
Treasury stock	(364,165)	(364,571)

Total stockholders’ equity	797,215	807,186

	$3,460,947	$3,262,827

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands, except per share amounts)

Revenues	$ 546,957	$ 487,690
Cost of sales	(339,308)	(311,973)

Gross profit	207,649	175,717
Selling, general and administrative expenses	(140,816)	(94,848)
Research and development	(36,199)	(20,571)
Amortization of intangibles	(26,504)	(11,741)
Income from equity method investment	768	954

Operating income	4,898	49,511
Interest expense	(23,926)	(18,820)
Interest income	80	150

Income (loss) from continuing operations before taxes	(18,948)	30,841
Income tax expense	(688)	(5,685)

Income (loss) from continuing operations	(19,636)	25,156
Loss from disposal of discontinued operations, net of tax	-	(562)

Net income (loss)	$ (19,636)	$ 24,594

Weighted average number of common shares and equivalents:
Basic	42,535	43,514
Diluted	42,535	44,293
Basic income (loss) per share
Continuing operations	$ (0.46)	$ 0.58
Discontinued operations	-	(0.01)

Net income (loss)	$ (0.46)	$ 0.57

Diluted income (loss) per share
Continuing operations	$ (0.46)	$ 0.57
Discontinued operations	-	(0.01)

Net income (loss)	$ (0.46)	$ 0.56

Comprehensive income (loss)	$ (5,723)	$ 13,281

Dividends declared per share	$ 0.05	$ 0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(19,636)	$24,594
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	38,045	21,238
Share-based compensation	5,006	4,566
Loss on sale of business	-	562
Income from equity method investment	(768)	(954)
Tax benefit related to share-based compensation	(3,690)	(3,264)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	10,341	(6,490)
Inventories	(18,211)	(13,205)
Accounts payable	(34,562)	1,252
Accrued liabilities	(23,965)	(40,748)
Accrued taxes	(50)	(3,622)
Other assets	(1,638)	(2,417)
Other liabilities	923	(1,927)

Net cash used for operating activities	(48,205)	(20,415)

Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(695,345)	(4,700)
Capital expenditures	(15,456)	(10,356)
Payments from disposal of businesses	-	(956)
Proceeds from disposal of tangible assets	6	12

Net cash used for investing activities	(710,795)	(16,000)

Cash flows from financing activities:
Borrowings under credit arrangements	200,000	-
Tax benefit related to share-based compensation	3,690	3,264
Debt issuance costs paid	(622)	(1,702)
Cash dividends paid	(2,140)	(2,172)
Proceeds (payments) from exercise of stock options, net of withholding tax payments	(10,842)	(5,441)

Net cash provided by (used for) financing activities	190,086	(6,051)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,548)	(1,259)

Decrease in cash and cash equivalents	(574,462)	(43,725)
Cash and cash equivalents, beginning of period	741,162	613,304

Cash and cash equivalents, end of period	$166,700	$569,579

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

THREE MONTHS ENDED MARCH 29, 2015

(Unaudited)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2014	50,335	$503	$595,389	$621,896	(7,871)	$(364,571)	$(46,031)	$807,186
Net loss	-	-	-	(19,636)	-	-	-	(19,636)
Foreign currency translation, net of $1.7 million tax	-	-	-	-	-	-	13,065	13,065
Adjustment to pension and postretirement liability, net of $0.5 million tax	-	-	-	-	-	-	848	848

Other comprehensive income, net of tax								13,913
Exercise of stock options, net of tax withholding forfeitures	-	-	(5,702)	-	86	(124)	-	(5,826)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	-	-	(5,546)	-	91	530	-	(5,016)
Share-based compensation	-	-	8,696	-	-	-	-	8,696
Dividends ($0.05 per share)	-	-	-	(2,102)	-	-	-	(2,102)

Balance at March 29, 2015	50,335	$503	$592,837	$600,158	(7,694)	$(364,165)	$(32,118)	$797,215

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

The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2014:

●	Are prepared from the books and records without audit, and
●

Are prepared in accordance with the instructions for Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States for complete statements, but

●	Include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2014 Annual Report on Form 10-K.

Business Description

We are an innovative signal transmission solutions provider built around five global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, Industrial IT Solutions, and Network Security Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound and video for mission critical applications.

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2015, the 88th day of our fiscal year 2015. Our fiscal second and third quarters each have 91 days. The three months ended March 30, 2014 included 89 days.

Reclassifications

We have made certain reclassifications to the 2014 Condensed Consolidated Financial Statements with no impact to reported net income in order to conform to the 2015 presentation.

Fair Value Measurement

Accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

●	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
●

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly; and

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of and during the three months ended March 29, 2015 and March 30, 2014, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 29, 2015.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of March 29, 2015 was $0.5 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of March 29, 2015, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $7.5 million, $1.8 million, and $1.6 million, respectively.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple elements. For these arrangements, when the elements can be separated, the revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element. Generally, we determine relative selling price using our best estimate of selling price, unless we have established vendor specific objective evidence (VSOE) or third party evidence of fair value exists for such arrangements.

We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We record revisions to these estimates in the period in which the facts that give rise to each revision become known.

We have certain products subject to the accounting guidance on software revenue recognition. For such products, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and VSOE of the fair value of undelivered elements exists. As substantially all of the software licenses are sold in multiple-element arrangements that include either support and maintenance or both support and maintenance and professional services, we use the residual method to determine the amount of software license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as software license revenue. In our Network Security Solutions segment, we have established VSOE of the fair value of support and maintenance, subscription-based software licenses and professional services. Software license revenue is generally recognized upon delivery of the software if all revenue recognition criteria are met.

Revenue allocated to support services under our Network Security Solutions support and maintenance contracts, subscription-based software, and remote ongoing operational services is paid in advance and recognized ratably over the term of the service. Revenue allocated to professional services, including remote implementation services, is recognized as the services are performed.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In the three months ended March 30, 2014, we recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business as a result of settling the working capital adjustment and other matters.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (the ASU), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements. On April 1, 2015, the FASB proposed a one-year deferral of the effective date of the ASU. Under the proposal, the ASU would be effective for us beginning on January 1, 2018.

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

Note 2:   Acquisitions

Tripwire

We acquired 100% of the outstanding ownership interest in Tripwire, Inc. (Tripwire) on January 2, 2015 for a purchase price of $703.2 million. The purchase price was funded with cash on hand and $200.0 million of borrowings under our revolving credit agreement (see Note 8). Tripwire is a leading global provider of advanced threat, security and compliance solutions. Tripwire’s solutions enable enterprises, service providers, manufacturers, and government agencies to detect, prevent, and respond to growing security threats. Tripwire is headquartered in Portland, Oregon. The results of Tripwire have been included in our Consolidated Financial Statements from January 2, 2015. We have determined that Tripwire is a reportable segment, Network Security Solutions. The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed as of January 2, 2015 (in thousands).

Cash	$2,364
Receivables	37,792
Inventories	603
Other current assets	2,822
Property, plant and equipment	11,113
Goodwill	477,607
Intangible assets	306,000
Other non-current assets	658

Total assets	$838,959

Accounts payable	$3,142
Accrued liabilities	11,546
Deferred revenue	8,000
Deferred income taxes	112,522
Other non-current liabilities	540

Total liabilities	$135,750

Net assets	$703,209

The above purchase price allocation is preliminary, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of ensuring our accounting policies are applied at Tripwire. The preliminary measurement of receivables; inventories; property, plant and equipment; intangible assets; goodwill; deferred revenue; deferred income taxes; and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

The fair value of acquired receivables is $37.8 million, with a gross contractual amount of $38.0 million. We do not expect to collect $0.2 million of the acquired receivables.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

For purposes of the above allocation, we based our estimate of the fair value for the acquired intangible assets, property, plant and equipment, and deferred revenue on a valuation study performed by a third party valuation firm. We used various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation). To determine the value of the acquired property, plant, and equipment, we used various valuation methods, including both the market approach, which considers sales prices of similar assets in similar conditions (Level 2 valuation), and the cost approach, which considers the cost to replace the asset adjusted for depreciation (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Tripwire acquisition primarily consist of an expanded product portfolio with network security solutions that can be marketed to our existing broadcast, enterprise, and industrial customers. We do not have tax basis in the goodwill, and therefore, the goodwill is not deductible for tax purposes. The intangible assets related to the acquisition consisted of the following:

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technology	$210,000	5.8
Customer relationships	56,000	15.0
Backlog	3,000	1.0

Total intangible assets subject to amortization	269,000

Intangible assets not subject to amortization:
Goodwill	477,607
Trademarks	31,000
In-process research and development	6,000

Total intangible assets not subject to amortization	514,607

Total intangible assets	$783,607

Weighted average amortization period		7.7

The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the developed technology intangible asset was based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period of consumption of the intangible asset. The useful life for the customer relationship intangible asset was based on our forecasts of customer turnover. The useful life of the backlog intangible asset was based on our estimate of when the ordered items would ship.

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

Our consolidated revenues and consolidated loss from continuing operations before taxes for the three months ended March 29, 2015 included $18.8 million and $28.6 million, respectively, from Tripwire. Consolidated revenues in the three months ended March 29, 2015 are negatively impacted by approximately $18.4 million due to the reduction of the acquired deferred revenue balance to fair value. Included in our consolidated loss from continuing operations before taxes for the three months ended March 29, 2015 are $11.4 million of amortization of intangible assets and $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards.

The following table illustrates the unaudited pro forma effect on operating results as if the Tripwire acquisition had been completed as of January 1, 2014.

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands, except per share data)
	(Unaudited)
Revenues	$563,371	$499,491
Income (loss) from continuing operations	(215)	1,927
Diluted income (loss) per share from continuing operations	$(0.01)	$0.04

For purposes of the pro forma disclosures, the three months ended March 30, 2014 includes nonrecurring expenses from the effects of purchase accounting, including the compensation expense from the accelerated vesting of acquiree stock compensation awards of $9.2 million and amortization of the sales backlog intangible asset of $1.4 million.

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

Coast Wire and Plastic Tech

We acquired 100% of the outstanding ownership interest in Coast Wire and Plastic Tech., LLC (Coast) on November 20, 2014 for cash of $36.0 million. Coast is a developer and manufacturer of customized wire and cable solutions used in high-end medical device, military and defense, and industrial applications. Coast is located in Carson, California. The results of Coast have been included in our Consolidated Financial Statements from November 20, 2014, and are reported within the Industrial Connectivity segment. The Coast acquisition was not material to our financial position or results of operations.

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

Cash	$2,517
Receivables	5,894
Inventories	2,731
Other current assets	240
Property, plant and equipment	1,076
Goodwill	56,379
Intangible assets	40,800
Other non-current assets	622

Total assets	$110,259

Accounts payable	$2,544
Accrued liabilities	2,480
Other non-current liabilities	1,132

Total liabilities	$6,156

Net assets	$104,103

The above purchase price allocation is preliminary and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of ensuring our accounting policies are applied at ProSoft. The preliminary measurement of receivables; inventories; property, plant and equipment; goodwill; deferred income taxes; and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. There were no significant changes to the preliminary purchase price allocation as of March 29, 2015 as compared to the preliminary purchase price allocation as of December 31, 2014.

The fair value of acquired receivables is $5.9 million, with a gross contractual amount of $6.2 million. We do not expect to collect $0.3 million of the acquired receivables.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

For purposes of the above allocation, we based our estimate of the fair value of the acquired inventory and intangible assets on a valuation study performed by a third party valuation firm. We have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the ProSoft acquisition primarily consist of expanded access to the Industrial IT market and channel partners. Our tax basis in the acquired goodwill is $56.4 million. The goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$26,600	20.0
Developed technologies	9,000	5.0
Trademarks	5,000	5.0
Backlog	200	0.3

Total intangible assets subject to amortization	40,800

Intangible assets not subject to amortization:
Goodwill	56,379

Total intangible assets not subject to amortization	56,379

Total intangible assets	$97,179

Weighted average amortization period		14.8

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

Our consolidated revenues and consolidated income from continuing operations before taxes for the three months ended March 29, 2015 included $12.3 million and $2.7 million, respectively, from ProSoft. Included in our consolidated income from continuing operations before taxes for the three months ended March 29, 2015 are $1.0 million of amortization of intangible assets.

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

Cash	$9,451
Receivables	67,354
Inventories	18,593
Other current assets	4,172
Property, plant and equipment	22,460
Goodwill	131,070
Intangible assets	95,500
Other non-current assets	17,101

Total assets	$365,701

Accounts payable	$51,276
Accrued liabilities	62,672
Deferred revenue	14,000
Postretirement benefits	16,538
Deferred income taxes	1,827
Other non-current liabilities	1,199

Total liabilities	$147,512

Net assets	$218,189

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. There were no significant changes to the purchase price allocation as of March 29, 2015 as compared to the preliminary purchase price allocation as of December 31, 2014.

The fair value of acquired receivables is $67.4 million, with a gross contractual amount of $77.2 million. We do not expect to collect $9.8 million of the acquired receivables.

For purposes of the above allocation, we based our estimate of the fair value of the acquired inventory, property, plant, and equipment, intangible assets, and deferred revenue on a valuation study performed by a third party valuation firm. We have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. To determine the value of the acquired property, plant, and equipment, we used various valuation methods, including both the market approach, which considers sales prices of similar assets in similar conditions (Level 2 valuation), and the cost approach, which considers the cost to replace the asset adjusted for depreciation (Level 3 valuation). We used various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Grass Valley acquisition primarily consist of cost savings from the ability to consolidate existing and acquired operating facilities and other support functions, as well as expanded access to the Broadcast market. Our estimated tax basis in the acquired goodwill is not significant. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$37,000	5.0
Customer relationships	27,000	15.0
Backlog	1,500	0.3

Total intangible assets subject to amortization	65,500

Intangible assets not subject to amortization:
Goodwill	131,070
Trademarks	22,000
In-process research and development	8,000

Total intangible assets not subject to amortization	161,070

Total intangible assets	$226,570

Weighted average amortization period		9.0

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

Our revenues and loss from continuing operations before taxes for the three months ended March 29, 2015 included $51.0 million and $(8.7) million, respectively, from Grass Valley. Included in our loss from continuing operations before taxes for the three months ended March 29, 2015 are $2.6 million of amortization of intangible assets. We also recognized certain severance, restructuring, and acquisition integration costs in the three months ended March 29, 2015 related to Grass Valley. See Note 7.

The following table illustrates the unaudited pro forma effect on operating results as if the Grass Valley and ProSoft acquisitions had been completed as of January 1, 2013.

Three Months Ended March 30, 2014
(In thousands, except per share data)

(Unaudited)
Revenues	$563,624
Income from continuing operations	2,297
Diluted income per share from continuing operations	$0.05

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

Note 3:    Operating Segments

We are organized around five global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, Industrial IT, and Network Security. The Network Security platform was formed with our acquisition of Tripwire in January 2015. Each of the global business platforms represents a reportable segment.

Effective January 1, 2015, the key measures of segment profit or loss reviewed by our chief operating decision maker are Segment Revenues and Segment EBITDA. Segment Revenues represent non-affiliate revenues and include revenues that would have otherwise been recorded by acquired businesses as independent entities but were not recognized in our Consolidated Statements of Operations due to the effects of purchase accounting and the associated write-down of acquired deferred revenue to fair value. Segment EBITDA excludes certain items, including depreciation expense; amortization of intangibles; asset impairment; severance, restructuring, and acquisition integration costs; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value; and other costs. We allocate corporate expenses to the segments for purposes of measuring Segment EBITDA. Corporate expenses are allocated on the basis of each segment’s relative EBITDA prior to the allocation. The prior period presentation has been updated accordingly.

Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing.

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Network Security Solutions	Total Segments
	(In thousands)
As of and for the three months ended March 29, 2015

Segment Revenues	$213,586	$104,695	$152,972	$61,073	$37,125	$569,451
Affiliate revenues	341	1,620	323	21	8	2,313
Segment EBITDA	29,232	13,881	24,173	11,087	9,901	88,274
Segment depreciation and amortization	16,905	3,140	3,674	1,969	12,357	38,045
Segment assets	418,175	210,120	257,059	62,559	43,497	991,410

As of and for the three months ended March 30, 2014

Segment Revenues	$166,485	$108,394	$159,318	$54,110	$-	$488,307
Affiliate revenues	199	2,076	1,356	2	-	3,633
Segment EBITDA	26,171	14,175	23,682	9,588	-	73,616
Segment depreciation and amortization	13,400	3,868	2,649	1,321	-	21,238
Segment assets	292,690	228,401	270,295	61,001	-	852,387

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income (loss) from continuing operations before taxes, respectively.

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)

Total Segment Revenues	$569,451	$488,307
Deferred revenue adjustments (1)	(22,494)	(617)

Consolidated Revenues	$546,957	$487,690

Total Segment EBITDA	$88,274	$73,616
Amortization of intangibles	(26,504)	(11,741)
Deferred gross profit adjustments (1)	(21,658)	(450)
Severance, restructuring, and acquisition integration costs (2)	(14,483)	(2,295)
Depreciation expense	(11,541)	(9,497)
Purchase accounting effects related to acquisitions (3)	(9,422)	-
Income from equity method investment	768	954
Eliminations	(536)	(1,076)

Consolidated operating income	4,898	49,511
Interest expense	(23,926)	(18,820)
Interest income	80	150

Consolidated income (loss) from continuing operations before taxes	$(18,948)	$30,841

(1) For the three months ended March 29, 2015, both our consolidated revenues and gross profit were negatively impacted by approximately $18.4 million, primarily due to the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire. In addition, for the three months ended March 29, 2015, our consolidated revenues and gross profit were negatively impacted by approximately $4.1 million and $3.3 million, respectively, primarily due to the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Grass Valley. See Note 2, Acquisitions.

(2) See Note 7, Severance, Restructuring, and Acquisition Integration Activities, for details by segment.

(3) For the three months ended March 29, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. See Note 2, Acquisitions.

Note 4: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)

Numerator:
Income (loss) from continuing operations	$(19,636)	$25,156
Loss from disposal of discontinued operations, net of tax	-	(562)

Net income (loss)	$(19,636)	$24,594

Denominator:
Weighted average shares outstanding, basic	42,535	43,514
Effect of dilutive common stock equivalents	-	779

Weighted average shares outstanding, diluted	42,535	44,293

For the three months ended March 29, 2015 and March 30, 2014, diluted weighted average shares outstanding do not include outstanding equity awards of 0.9 million and 0.1 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5:    Inventories

The major classes of inventories were as follows:

	March 29, 2015	December 31, 2014
	(In thousands)

Raw materials	$112,535	$106,955
Work-in-process	33,243	31,611
Finished goods	125,756	121,655

Gross inventories	271,534	260,221
Excess and obsolete reserves	(33,291)	(31,823)

Net inventories	$238,243	$228,398

Note 6:    Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense in income from continuing operations of $11.5 million and $9.5 million in the three months ended March 29, 2015 and March 30, 2014, respectively. The increase in depreciation expense is primarily due to our acquisitions of Tripwire and Grass Valley.

We recognized amortization expense in income from continuing operations related to our intangible assets of $26.5 million and $11.7 million in the three months ended March 29, 2015 and March 30, 2014, respectively. The increase in amortization expense is primarily due to our acquisitions of Tripwire, Grass Valley, ProSoft, and Coast.

Note 7:    Severance, Restructuring, and Acquisition Integration Activities

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program is focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment.

In the three months ended March 29, 2015 and March 30, 2014, we recorded severance, restructuring, and integration costs of $14.5 million and $2.3 million related to these two significant programs, as well other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. The following table summarizes the costs by segment:

Three Months Ended March 29, 2015	Severance	Other Restructuring and Integration Costs	Total Costs
	(In thousands)

Broadcast Solutions	$2,303	$9,235	$11,538
Enterprise Connectivity Solutions	50	507	557
Industrial Connectivity Solutions	441	1,332	1,773
Industrial IT Solutions	(740)	688	(52)
Network Security Solutions	-	667	667

Total	$2,054	$12,429	$14,483

Three Months Ended March 30, 2014	Severance	Other Restructuring and Integration Costs	Total Costs
	(In thousands)

Broadcast Solutions	$1,283	$470	$1,753
Enterprise Connectivity Solutions	-	139	139
Industrial Connectivity Solutions	-	283	283
Industrial IT Solutions	-	120	120

Total	$1,283	$1,012	$2,295

Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended March 29, 2015, $1.4 million, $11.8 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended March 30, 2014, $1.9 million and $0.4 million were included in selling, general and administrative expenses and research and development, respectively.

The other restructuring and integration costs primarily consisted of costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, relocation, travel, reserves for inventory obsolescence as a result of product line integration, costs to consolidate operating and support facilities, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.

The table below sets forth severance activity that occurred for the two significant programs described above. The balances are included in accrued liabilities.

	Productivity Improvement Program	Grass Valley Integration
	(In thousands)

Balance at December 31, 2013 and March 30, 2014	$-	$-

New charges	10,507	16,528
Cash payments	(1,774)	(4,497)
Foreign currency translation	(62)	82

Balance at June 29, 2014	$8,671	$12,113

New charges	2,575	1,536
Cash payments	(1,171)	(3,746)
Foreign currency translation	(381)	(191)
Other adjustments	(1,697)	(1,900)

Balance at September 28, 2014	$7,997	$7,812

New charges	3,048	1,761
Cash payments	(2,244)	(4,699)
Foreign currency translation	(465)	(218)
Other adjustments	(1,195)	-

Balance at December 31, 2014	$7,141	$4,656

New charges	887	2,164
Cash payments	(1,455)	(2,370)
Foreign currency translation	(367)	(302)
Other adjustments	-	-

Balance at March 29, 2015	$6,206	$4,148

The other adjustments in 2014 were due to changes in estimates, including an impact of forfeited severance amounts. We expect the majority of the liabilities for these programs to be paid in the first half of fiscal 2015.

We expect to incur additional severance, restructuring, and acquisition integration costs in 2015 of approximately $12 million as a result of the activities discussed above.

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Note 8:  Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	March 29, 2015	December 31, 2014
	(In thousands)

Revolving credit agreement due 2018	$200,000	$-

Variable rate term loan due 2020	246,397	246,375

Senior subordinated notes:
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	555,295	616,326
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,460,516	1,521,547

Total debt and other borrowing arrangements	1,906,913	1,767,922
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,904,413	$1,765,422

Revolving Credit Agreement due 2018

Our revolving credit agreement provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant, and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire (see Note 2). As of March 29, 2015, our available borrowing capacity was $114.0 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.

Variable Rate Term Loan due 2020

In 2013, we borrowed $250.0 million under a Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. The first payment in 2015 is due on March 31, 2015, in our second fiscal quarter. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of March 29, 2015 was 3.25%. We paid approximately $3.9 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

Senior Subordinated Notes

In June 2014, we issued $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2023, 2022 and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on January 15 and July 15 of each year. We paid approximately $4.2 million of fees associated with the issuance of the 2024 Notes, which are being amortized over the life of the 2024 Notes using the effective interest method. We used the net proceeds from the transaction for general corporate purposes.

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In November 2014, we issued an additional €200.0 million ($247.5 million at issuance) aggregate principal amount of 2023 Notes. The carrying value of the 2023 Notes as of March 29, 2015 is $555.3 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on April 15 and October 15 of each year. We paid $12.6 million of fees associated with the issuance of the 2023 Notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transactions to repay amounts outstanding under the revolving credit component of our previously outstanding Senior Secured Facility and for general corporate purposes.

We have outstanding $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 (the 2022 Notes). The 2022 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2022 Notes rank equal in right of payment with our senior subordinated notes due 2024, 2023, and 2019, and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on March 1 and September 1 of each year.

We have outstanding $5.2 million aggregate principal amount of our senior subordinated notes due 2019 (the 2019 Notes). The 2019 Notes have a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The interest on the 2019 Notes is payable semiannually on June 15 and December 15. The 2019 notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2023, and 2022, and with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver.

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of March 29, 2015 was approximately $1,510.9 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,460.6 million as of March 29, 2015. We believe the fair value of our Revolver and Term Loan approximates book value.

Note 9:  Income Taxes

Income tax expense was $0.7 million for the three months ended March 29, 2015, representing an effective tax rate of (3.6%). While we recognized a loss from continuing operations before taxes, we recognized income tax expense primarily because our full year forecasted effective tax rate on full year forecasted pre-tax income is a negative rate (an income tax benefit) as a result of implemented tax planning strategies. The tax benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions. The negative effective tax rate results in recognizing income tax expense in an interim period with a pre-tax loss.

In addition, in the three months ended March 29, 2015, we recognized a $1.5 million tax benefit as a result of reducing a deferred tax valuation allowance related to a capital loss carryforward. Based on transactions in the three months ended March 29, 2015, the capital loss carryforward has become fully realizable.

Note 10: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(In thousands)

Service cost	$1,784	$1,764	$16	$31
Interest cost	2,540	2,681	403	551
Expected return on plan assets	(3,154)	(3,461)	-	-
Amortization of prior service credit	(11)	-	(25)	(26)
Actuarial losses	1,286	1,723	128	189

Net periodic benefit cost	$2,445	$2,707	$522	$745

Note 11:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income (loss):

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)

Net income (loss)	$(19,636)	$24,594
Foreign currency translation income (loss), net of $1.7 million and $1.7 million tax, respectively	13,065	(12,473)
Adjustments to pension and postretirement liability, net of $0.5 million and $0.7 million tax, respectively	848	1,160

Total comprehensive income (loss)	$(5,723)	$13,281

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2014	$(2,591)	$(43,440)	$(46,031)
Other comprehensive income before reclassifications	13,065	-	13,065
Amounts reclassified from accumulated other comprehensive income	-	848	848

Net current period other comprehensive income	13,065	848	13,913

Balance at March 29, 2015	$10,474	$(42,592)	$(32,118)

The following table summarizes the effects of reclassifications from accumulated other comprehensive loss for the three months ended March 29, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)

Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,414	(1)
Prior service credit	(36)	(1)

Total before tax	1,378
Tax benefit	(530)

Net of tax	$848

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

For the three months ended March 29, 2015, we did not repurchase any of our common stock under the share repurchase program. From inception of the program to March 29, 2015, we have repurchased 6.7 million shares of our common stock under the program for an aggregate cost of $310.9 million and an average price of $46.54.

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belden Inc. (the Company, us, we, or our) is an innovative signal transmission solutions company built around five global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, Industrial IT Solutions, and Network Security Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound and video for mission critical applications.

We strive for operational excellence through the execution of our Belden Business System, which includes three areas of focus: Lean enterprise initiatives, our Market Delivery System, and our Talent Management System. Through operational excellence we generate significant free cash flow on an annual basis. We utilize the cash flow generated by our business to fuel our continued transformation and generate shareholder value. We believe our business system, balance across markets and geographies, systematic go-to-market approach, extensive portfolio of innovative solutions, commitment to Lean principles, and improving margins present a unique value proposition for shareholders.

We use a set of tools and processes that are designed to continuously improve business performance in the critical areas of quality, delivery, cost, and innovation. We consider revenue growth, Adjusted EBITDA margin, free cash flows, and return on invested capital to be our key operating performance indicators. We also seek to acquire businesses that we believe can help us achieve these objectives. The extent to which appropriate acquisitions are made and integrated can affect our overall growth, operating results, financial condition, and cash flows.

Trends and Events

The following trends and events during 2015 have had varying effects on our financial condition, results of operations, and cash flows.

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

Market Growth and Market Share

The broadcast, enterprise, industrial, and network security markets in which we operate can generally be characterized as highly competitive and highly fragmented, with many players. Based on available data for our served markets, we estimate that our market share ranges from approximately 5% - 20%. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage. We monitor available data regarding market growth, including independent market research reports, publicly available indices, and the financial results of our direct and indirect peer companies, in order to estimate the extent to which our served markets grew or contracted during a particular period. We expect that our unit sales volume will increase or decrease consistently with the market growth rate. Our strategic goal is to utilize our Market Delivery System to target faster growing geographies, applications, and trends within our end markets, in order to achieve growth that is higher than the general market growth rate. To the extent that we exceed the market growth rates, we consider it to be the result of capturing market share.

Acquisitions

We completed the acquisitions of Tripwire Inc. (Tripwire) on January 2, 2015; Coast Wire & Plastic Tech., LLC (Coast) on November 20, 2014; ProSoft Technology, Inc. (ProSoft) on June 11, 2014; and Grass Valley USA, LLC and GVBB Holdings S.a.r.l. (collectively, Grass Valley), on March 31, 2014. The results of Tripwire, Coast, ProSoft, and Grass Valley have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported in the Network Security, Industrial Connectivity, Industrial IT, and Broadcast segments, respectively.

Productivity Improvement Program and Acquisition Integration

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program is focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment. In the three months ended March 29, 2015 and March 30, 2014, we recorded severance, restructuring, and integration costs of $14.5 million and $2.3 million, respectively, related to these two significant programs, as well other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. The other restructuring and integration costs primarily consisted of costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, relocation, travel, reserves for inventory obsolescence as a result of product line integration, costs to consolidate operating and support facilities, and other costs.

We expect to incur approximately $12 million of severance, restructuring, and integration costs in the remainder of 2015 related to these programs. We expect the productivity improvement program to reduce our operating expenses by approximately $18 million on an annualized basis. We are substantially realizing such benefits.

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

Critical Accounting Policies

During the three months ended March 29, 2015:

●

Our critical accounting policy regarding revenue recognition was updated as a result of the acquisition of Tripwire, as discussed below. We did not change any of our other existing critical accounting policies from those listed in our 2014 Annual Report on Form 10-K;

●

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

●	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

We have certain products subject to the accounting guidance on software revenue recognition. For such products, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of the software licenses are sold in multiple-element arrangements that include either support and maintenance or both support and maintenance and professional services, we use the residual method to determine the amount of software license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as software license revenue. In our Network Security Solutions segment, we have established VSOE of the fair value of support and maintenance, subscription-based software licenses and professional services. Software license revenue is generally recognized upon delivery of the software if all revenue recognition criteria are met.

Revenue allocated to support services under our Network Security Solutions support and maintenance contracts, subscription-based software, and remote ongoing operational services is paid in advance and recognized ratably over the term of the service. Revenue allocated to professional services, including remote implementation services, is recognized as the services are performed.

Results of Operations

Consolidated Income from Continuing Operations before Taxes

	Three Months Ended		%
	March 29, 2015	March 30, 2014	Change
	(In thousands, except percentages)

Revenues	$546,957	$487,690	12.2%
Gross profit	207,649	175,717	18.2%
Selling, general and administrative expenses	140,816	94,848	48.5%
Research and development	36,199	20,571	76.0%
Amortization of intangibles	26,504	11,741	125.7%
Operating income	4,898	49,511	-90.1%
Interest expense	23,926	18,820	27.1%
Income (loss) from continuing operations before taxes	(18,948)	30,841	-161.4%

Revenues increased in the three months ended March 29, 2015 from the comparable period of 2014 due to the following factors:

●	The acquisitions of Grass Valley, ProSoft, Coast, and Tripwire contributed $86.0 million of the increase in revenues.
●

An increase in unit sales volume resulted in a $10.6 million increase in revenues. We experienced an increase in sales volume in our Enterprise and Industrial segments. From a geographic perspective, the increase in volume was most notable in the United States, Canada, and Europe, which offset weakness in Latin America and other emerging markets.

●	Lower copper costs resulted in a revenue decrease of $8.8 million.
●	Unfavorable currency translation resulted in a revenue decrease of $28.5 million.

Gross profit for the three months ended March 29, 2015 included $1.4 million of severance, restructuring, and acquisition integration costs and $0.3 million of cost of sales arising from the adjustment of inventory to fair value related to our November 2014 acquisition of Coast. Excluding those costs, gross profit for the three months ended March 29, 2015 increased by $33.6 million from the comparable period of 2014 primarily due to acquisitions. Acquisitions contributed $45.2 million of gross profit in the three months ended March 29, 2015. The impact of acquisitions was partially offset by unfavorable currency translation of $10.6 million. In addition, the impact of unfavorable product mix, primarily in our Broadcast segment, was offset by improved productivity as a result of our completed restructuring activities.

Selling, general and administrative expenses increased in the three months ended March 29, 2015 from the comparable period of 2014 primarily due to our acquisitions. Grass Valley, ProSoft, Coast, and Tripwire recognized $35.1 million of selling, general and administrative expenses in the three months ended March 29, 2015. In addition, selling, general and administrative expenses increased in the three months ended March 29, 2015 due to an increase in severance, restructuring, and acquisition integration costs of $9.9 million compared to the prior year. We also recognized $9.2 million of compensation expense as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition in the three months ended March 29, 2015. These increases were partially offset by favorable currency translation of $4.2 million and improved productivity of approximately $4.9 million as a result of our completed restructuring actions.

Research and development expenses increased in the three months ended March 29, 2015 from the comparable period of 2014 primarily due to our acquisitions. Grass Valley, ProSoft, Coast, and Tripwire recognized $16.3 million of research and development expenses in the three months ended March 29, 2015. In addition, research and development expenses increased in the three months ended March 29, 2015 due to an increase in severance, restructuring, and acquisition integration costs of $0.9 million compared to the prior year. These increases were partially offset by favorable currency translation of $1.9 million.

Amortization of intangibles increased in the three months ended March 29, 2015 from the comparable period of 2014 due to our acquisitions. Grass Valley, ProSoft, Coast, and Tripwire recognized $15.6 million of amortization of intangibles in the three months ended March 29, 2015. This increase was partially offset by favorable currency translation of $0.8 million.

Operating income decreased in the three months ended March 29, 2015 from the comparable period of 2014 due to the increases in selling, general and administrative expenses, research and development expenses, and amortization of intangibles discussed above, partially offset by the increase in gross profit.

Interest expense increased in the three months ended March 29, 2015 from the comparable period of 2014 due to the increase in our long-term debt balance as compared to March 30, 2014.

Income from continuing operations before taxes decreased to a loss in the three months ended March 29, 2015 from the comparable period of 2014 due to the decrease in operating income and increase in interest expense discussed above.

Income Taxes

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
	(In thousands, except percentages)
Income (loss) from continuing operations before taxes	$(18,948)	$30,841	-161.4%
Income tax expense	688	5,685	-87.9%
Effective tax rate	-3.6%	18.4%

We recognized income tax expense of $0.7 million for the three months ended March 29, 2015, representing an effective tax rate of (3.6%). While we recognized a loss from continuing operations before taxes, we recognized income tax expense primarily because our full year forecasted effective tax rate on full year forecasted pre-tax income is a negative rate (an income tax benefit) as a result of implemented tax planning strategies. The tax benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions. The negative effective tax rate results in recognizing income tax expense in an interim period with a pre-tax loss.

In addition, in the three months ended March 29, 2015, we recognized a $1.5 million tax benefit as a result of reducing a deferred tax valuation allowance related to a capital loss carryforward. Based on transactions in the three months ended March 29, 2015, the capital loss carryforward has become fully realizable.

We recognized income tax expense of $5.7 million for the three months ended March 30, 2014, representing an effective tax rate of 18.4%. Our income tax expense for the three months ended March 30, 2014 included a $2.2 million tax benefit due to a reduction of an uncertain tax position liability. The liability was reduced as a result of favorable developments with a foreign tax audit.

Our income tax expense for the three months ended March 30, 2014 was also favorably impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $2.8 million for the three months ended March 30, 2014.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
	(In thousands, except percentages)
Adjusted Revenues	$569,451	$488,307	16.6%
Adjusted EBITDA	88,506	73,494	20.4%
as a percent of revenues	15.5%	15.1%

Adjusted Revenues increased in the three months ended March 29, 2015 from the comparable period of 2014 due to the following factors:

●	The acquisitions of Grass Valley, ProSoft, Coast, and Tripwire contributed $106.7 million of the increase in revenues.
●

An increase in unit sales volume resulted in approximately an $11.7 million increase in revenues. We experienced an increase in sales volume in our Enterprise and Industrial segments. From a geographic perspective, the increase in volume was most notable in the United States, Canada, and Europe, which offset weakness in Latin America and other emerging markets.

●	Lower copper costs resulted in a revenue decrease of approximately $8.8 million.
●	Unfavorable currency translation resulted in a revenue decrease of approximately $28.5 million.

Adjusted EBITDA increased in the three months ended March 29, 2015 from the comparable period of 2014 primarily due to acquisitions, which contributed $15.8 million of Adjusted EBITDA. In addition, Adjusted EBITDA increased due to improved productivity as a result of our recently completed restructuring activities and the increase in sales volume discussed above. These factors were partially offset by unfavorable product mix, particularly in the Broadcast segment. Further, unfavorable currency translation resulted in a $5.2 million decrease in Adjusted EBITDA.

Use of Non-GAAP Financial Information

Adjusted Revenues and Adjusted EBITDA are non-GAAP financial metrics. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide these non-GAAP results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value and transaction costs; revenue and cost of sales deferrals for certain acquired product lines subject to software revenue recognition accounting requirements; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; depreciation expense; gains (losses) on debt extinguishment; discontinued operations; and other costs. We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States and may not be comparable to similarly titled measures presented by other companies. The following tables reconcile our non-GAAP financial metrics to our GAAP results.

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands, except percentages and per share amounts)
GAAP revenues	$546,957	$487,690
Deferred revenue adjustments (1)	22,494	617

Adjusted revenues	$569,451	$488,307

GAAP operating income	$4,898	$49,511
Amortization of intangible assets	26,504	11,741
Deferred gross profit adjustments (1)	21,658	450
Severance, restructuring, and acquisition integration costs (2)	14,483	2,295
Purchase accounting effects related to acquisitions (3)	9,422	-
Accelerated depreciation	140	-

Total operating income adjustments	72,207	14,486

Adjusted operating income	$77,105	$63,997

Depreciation expense	11,401	9,497

Adjusted EBITDA	$88,506	$73,494

GAAP operating income margin	0.9%	10.2%
Adjusted operating income margin	13.5%	13.1%
Adjusted EBITDA margin	15.5%	15.1%

(1) For the three months ended March 29, 2015, both our consolidated revenues and gross profit were negatively impacted by approximately $18.4 million, primarily due to the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire. In addition, for the three months ended March 29, 2015, our consolidated revenues and gross profit were negatively impacted by approximately $4.1 million and $3.3 million, respectively, primarily due to the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Grass Valley. See Note 2, Acquisitions.

(2) See Note 7 to the Condensed Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities for details by segment.

(3) For the three months ended March 29, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions.

Segment Results of Operations

For additional information regarding our segment measures, see Notes 3 and 7 to the Condensed Consolidated Financial Statements.

Broadcast Solutions

	Three Months Ended		%
	March 29, 2015	March 30, 2014	Change
	(In thousands, except percentages)
Segment Revenues	$213,586	$166,485	28.3%
Segment EBITDA	29,232	26,171	11.7%
as a percent of revenues	13.7%	15.7%

Broadcast revenues increased in the three months ended March 29, 2015 from the comparable period of 2014 primarily due to the acquisition of Grass Valley, which contributed $53.3 million of revenues in the three months ended March 29, 2015. Unfavorable currency translation and lower copper costs resulted in decreases in revenues of $4.9 million and $1.2 million, respectively. A decrease in unit sales volume resulted in a decrease in revenues of $0.1 million. The decrease in sales volume was most notable in Latin America and the Middle East. We believe the relative price increase of our products as a result of the strengthened U.S. dollar has resulted in the sales decline in those regions.

Broadcast EBITDA for the three months ended March 29, 2015 increased by $3.1 million from the comparable period of 2014, primarily due to improved productivity as a result of our recently completed restructuring and acquisition integration activities. The acquisition of Grass Valley contributed approximately $0.6 million of EBITDA. These factors were partially offset by approximately $1.3 million of unfavorable currency translation. Broadcast EBITDA margin decreased from 15.7% for the three months ended March 30, 2014 to 13.7% for the three months ended March 29, 2105 primarily due to unfavorable product mix.

Enterprise Connectivity Solutions

	Three Months Ended		%
	March 29, 2015	March 30, 2014	Change
	(In thousands, except percentages)
Segment Revenues	$104,695	$108,394	-3.4%
Segment EBITDA	13,881	14,175	-2.1%
as a percent of revenues	13.3%	13.1%

Enterprise Connectivity revenues decreased in the three months ended March 29, 2015 from the comparable period of 2014. Unfavorable currency translation and lower copper costs resulted in revenue decreases of $5.8 million and $2.4 million, respectively. An increase in unit sales volume resulted in an increase in revenues of $4.5 million. The increase in unit sales volume was most notable in the U.S. and Canada.

Enterprise EBITDA decreased in the three months ended March 29, 2015 from the comparable period of 2014 due to the decrease in revenues noted above. Enterprise EBITDA margin increased from 13.1% to 13.3% due to improved mix as a result of increased focus on the sale of end-to-end solutions.

Industrial Connectivity Solutions

	Three Months Ended		%
	March 29, 2015	March 30, 2014	Change
	(In thousands, except percentages)
Segment Revenues	$152,972	$159,318	-4.0%
Segment EBITDA	24,173	23,682	2.1%
as a percent of revenues	15.8%	14.9%

Industrial Connectivity revenues decreased in the three months ended March 29, 2015 from the comparable period of 2014. Unfavorable currency translation and lower copper costs resulted in revenue decreases of $10.3 million and $5.2 million, respectively. An increase in unit sales volume resulted in an increase in revenues of $5.2 million. Sales volume increases were most notable within Western Europe, offset by weakness in Brazil. The acquisition of Coast in November 2014 contributed $4.0 million in revenues for the three months ended March 29, 2015.

Industrial Connectivity EBITDA increased in the three months ended March 29, 2015 compared to the prior year primarily due to the increase in unit sales volume noted above and improved productivity due to recently completed restructuring activities. In addition, the acquisition of Coast contributed approximately $1.4 million of EBITDA. These factors were partially offset by unfavorable product mix. Further, unfavorable currency translation resulted in a $1.1 million decrease in EBITDA.

Industrial IT Solutions

	Three Months Ended		%
	March 29, 2015	March 30, 2014	Change
	(In thousands, except percentages)
Segment Revenues	$61,073	$54,110	12.9%
Segment EBITDA	11,087	9,588	15.6%
as a percent of revenues	18.2%	17.7%

Industrial IT revenues increased in the three months ended March 29, 2015 from the comparable period of 2014 primarily due to the acquisition of ProSoft, which contributed $12.3 million of revenues in the three months ended March 29, 2015. An increase in unit sales volume resulted in an increase in revenues of $2.2 million. We believe sales volume benefited from market share gains due to the execution of our Market Delivery System. Sales volume increases were most notable within Western Europe. Unfavorable currency translation of $7.5 million partially offset the increase in revenues.

Industrial IT EBITDA increased by $1.5 million in the three months ended March 29, 2015 from the comparable period of 2014 due to the increase in revenues discussed above and improved productivity as a result of our recently completed restructuring activities. The acquisition of ProSoft also contributed approximately $2.3 million of EBITDA in the three months ended March 29, 2015. These factors were partially offset by unfavorable currency translation of approximately $3.2 million.

Network Security Solutions

	Three Months Ended		%
	March 29, 2015	March 30, 2014	Change
	(In thousands, except percentages)
Segment Revenues	$37,125	$-	n/a
Segment EBITDA	9,901	-	n/a
as a percent of revenues	26.7%	n/a

Network Security consists of the Tripwire business acquired on January 2, 2015. Tripwire is a leading global provider of advanced threat, security and compliance solutions. The Network Security Solutions’ EBITDA margin of 26.7% is reflective of the margins for software solutions, which are higher than margins on product lines in our other global platforms.

Discontinued Operations

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In the three months ended March 30, 2014, we recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business as a result of settling the working capital adjustment and other matters.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)

Net cash provided by (used for):
Operating activities	$(48,205)	$(20,415)
Investing activities	(710,795)	(16,000)
Financing activities	190,086	(6,051)
Effects of currency exchange rate changes on cash and cash equivalents	(5,548)	(1,259)

Decrease in cash and cash equivalents	(574,462)	(43,725)
Cash and cash equivalents, beginning of period	741,162	613,304

Cash and cash equivalents, end of period	$166,700	$569,579

Net cash used for operating activities totaled $48.2 million for the three months ended March 29, 2015 compared to $20.4 million for the three months ended March 30, 2014. The most significant factor impacting the increase in cash used for operating activities was the decrease in net income. Our net loss in the three months ended March 29, 2015 included a $12.2 million increase in severance, restructuring, and acquisition integration costs, a $9.2 million expense for accelerated vesting of acquiree equity awards for Tripwire, and a $5.1 million increase in interest expense. The increase in these expenses of $26.5 million resulted in the majority of the increase in cash used for operating activities compared to the prior year. Changes in operating assets and liabilities were a use of cash of approximately $67.2 million for both the three months ended March 29, 2015 and March 30, 2014.

Net cash used for investing activities totaled $710.8 million for the three months ended March 29, 2015 compared to $16.0 million for the three months ended March 30, 2014. Investing activities for the three months ended March 29, 2015 included payments, net of cash acquired, for the acquisition of Tripwire of $695.3 million and capital expenditures of $15.5 million. Investing activities for the three months ended March 30, 2014 included capital expenditures of $10.4 million, payments for acquisitions of $4.7 million, and payments related to a previously disposed business of $1.0 million. The payments for acquisitions in the three months ended March 30, 2014 included $4.4 million of advanced payments for the March 31, 2014 acquisition of Grass Valley and $0.3 million of payments related to prior acquisitions.

Net cash provided by financing activities for the three months ended March 29, 2015 totaled $190.1 million, compared to net cash used for financing activities of $6.1 million for the three months ended March 30, 2014. Financing activities for the three months ended March 29, 2015 included borrowings of $200.0 million to partially fund the acquisition of Tripwire, net payments related to share based compensation activities of $7.2 million, and cash dividend payments of $2.1 million. Financing activities for the three months ended March 30, 2014 included cash dividend payments of $2.2 million, net payments related to share based compensation activities of $2.2 million, and debt issuance cost payments of $1.7 million.

Our cash and cash equivalents balance was $166.7 million as of March 29, 2015. Of this amount, $118.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of March 29, 2015 consisted of $1.5 billion of senior subordinated notes, $246.4 million of term loan borrowings, and $200.0 million of borrowings under our Revolver. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements. As of March 29, 2015, we had $114.0 million in available borrowing capacity under our Revolver.

Forward-Looking Statements

Statements in this report other than historical facts are “forward-looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statements regarding future financial performance (including revenues, expenses, earnings, margins, cash flows, dividends, capital expenditures and financial condition), plans and objectives, and related assumptions. These forward-looking statements reflect management’s current beliefs and expectations and are not guarantees of future performance. Actual results may differ materially from those suggested by any forward-looking statements for a number of reasons, including: the impact of a challenging global economy or a downturn in served markets; the cost and availability of raw materials including copper, plastic compounds, electronic components, and other materials; the competitiveness of the global broadcast, enterprise, and industrial markets; disruption of, or changes in, the Company’s key distribution channels; volatility in credit and foreign exchange markets; the inability to successfully complete and integrate acquisitions in furtherance of the Company’s strategic plan; the inability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control, and productivity improvement programs); political and economic uncertainties in the countries where the Company conducts business, including emerging markets; the inability of the Company to develop and introduce new products and competitive responses to our products; assertions that the Company violates the intellectual property of others and the ownership of intellectual property by competitors and others that prevents the use of that intellectual property by the Company; variability in the Company’s quarterly and annual effective tax rates; the impairment of goodwill and other intangible assets and the resulting impact on financial performance; the impact of regulatory requirements and other legal compliance issues; disruptions in the Company’s information systems including due to cyber-attacks; perceived or actual product failures; risks related to the use of open source software; disruptions and increased costs attendant to collective bargaining groups and other labor matters; and other factors.

For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 23, 2015. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3:        Quantitative and Qualitative Disclosures about Market Risks

Item 7A of our 2014 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2014.

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

Item 1A:      Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2014 Annual Report on Form 10-K.

Item 6:        Exhibits

Exhibits

Exhibit 4.1	Fourth Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022.

Exhibit 4.2	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023.

Exhibit 4.3	Second Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024.

Exhibit 10.1	Executive Employment Agreement with Brian Anderson.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: May 5, 2015	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer and Director

Date: May 5, 2015	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: May 5, 2015	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer