Form 10-Q
period 2015-06-28
BELDEN INC.
filed 2015-08-04
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

As of July 31, 2015, the Registrant had 42,670,183 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$208,419	$741,162
Receivables, net	412,251	379,777
Inventories, net	233,100	228,398
Deferred income taxes	21,188	22,157
Other current assets	72,388	42,656

Total current assets	947,346	1,414,150

Property, plant and equipment, less accumulated depreciation	319,455	316,385
Goodwill	1,418,031	943,374
Intangible assets, less accumulated amortization	713,484	461,292
Deferred income taxes	24,049	40,652
Other long-lived assets	80,278	86,974

	$3,502,643	$3,262,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,891	$272,439
Accrued liabilities	267,910	250,420
Current maturities of long-term debt	2,500	2,500

Total current liabilities	496,301	525,359

Long-term debt	1,918,695	1,765,422
Postretirement benefits	115,806	122,627
Deferred income taxes	115,060	10,824
Other long-term liabilities	36,275	31,409
Stockholders’ equity:
Preferred stock	-	-
Common stock	503	503
Additional paid-in capital	598,264	595,389
Retained earnings	619,593	621,896
Accumulated other comprehensive loss	(34,147)	(46,031)
Treasury stock	(363,707)	(364,571)

Total stockholders’ equity	820,506	807,186

	$3,502,643	$3,262,827

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per share data)

Revenues	$585,755	$600,891	$1,132,712	$1,088,581
Cost of sales	(351,479)	(396,506)	(690,787)	(708,479)

Gross profit	234,276	204,385	441,925	380,102
Selling, general and administrative expenses	(127,927)	(145,902)	(268,743)	(240,750)
Research and development	(36,632)	(31,618)	(72,831)	(52,189)
Amortization of intangibles	(25,917)	(15,795)	(52,421)	(27,536)
Income from equity method investment	343	1,256	1,111	2,210

Operating income	44,143	12,326	49,041	61,837
Interest expense, net	(24,769)	(18,092)	(48,615)	(36,762)

Income (loss) from continuing operations before taxes	19,374	(5,766)	426	25,075
Income tax benefit	2,303	5,781	1,615	96

Income from continuing operations	21,677	15	2,041	25,171
Loss from disposal of discontinued operations, net of tax	(86)	-	(86)	(562)

Net income	$21,591	$15	$1,955	$24,609

Weighted average number of common shares and equivalents:
Basic	42,655	43,603	42,596	43,559
Diluted	43,233	44,292	43,224	44,293

Basic income (loss) per share:
Continuing operations	$0.51	$-	$0.05	$0.58
Discontinued operations	-	-	-	(0.01)

Net income	$0.51	$-	$0.05	$0.57

Diluted income (loss) per share:
Continuing operations	$0.50	$-	$0.05	$0.57
Discontinued operations	-	-	-	(0.01)

Net income	$0.50	$-	$0.05	$0.56

Comprehensive income	$19,562	$13,894	$13,839	$27,175

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$1,955	$24,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,654	48,433
Share-based compensation	9,891	9,524
Income from equity method investment	(1,111)	(2,210)
Tax benefit related to share-based compensation	(5,288)	(4,894)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(6,250)	(33,762)
Inventories	(11,837)	7,605
Accounts payable	(43,689)	(4,584)
Accrued liabilities	(4,363)	(32,271)
Accrued taxes	(10,214)	(13,226)
Other assets	(625)	7,212
Other liabilities	923	4,119

Net cash provided by operating activities	5,046	10,555

Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(695,345)	(311,467)
Capital expenditures	(27,224)	(20,963)
Payments related to the disposal of a business	-	(956)
Proceeds from disposal of tangible assets	80	13

Net cash used for investing activities	(722,489)	(333,373)

Cash flows from financing activities:
Borrowings under credit arrangements	200,000	200,000
Tax benefit related to share-based compensation	5,288	4,894
Payments under share repurchase program	-	(31,197)
Payments under borrowing arrangements	(625)	(625)
Debt issuance costs paid	(643)	(5,702)
Cash dividends paid	(4,235)	(4,358)
Proceeds (payments) from exercise of stock options, net of withholding tax payments	(11,439)	(7,741)

Net cash provided by financing activities	188,346	155,271

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,646)	(792)

Decrease in cash and cash equivalents	(532,743)	(168,339)
Cash and cash equivalents, beginning of period	741,162	613,304

Cash and cash equivalents, end of period	$208,419	$444,965

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

SIX MONTHS ENDED JUNE 28, 2015

(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount		Total
	(In thousands)
Balance at December 31, 2014	50,335	$503	$595,389	$621,896	(7,871)	$(364,571)	$(46,031)	$807,186
Net income	-	-	-	1,955	-	-	-	1,955
Foreign currency translation, net of $2.1 million tax	-	-	-	-	-	-	10,193	10,193
Adjustment to pension and postretirement liability, net of $1.1 million tax	-	-	-	-	-	-	1,691	1,691

Other comprehensive income, net of tax								11,884
Exercise of stock options, net of tax withholding forfeitures	-	-	(5,942)	-	93	(95)	-	(6,037)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	-	-	(6,362)	-	111	959	-	(5,403)
Share-based compensation	-	-	15,179	-	-	-	-	15,179
Dividends ($0.10 per share)	-	-	-	(4,258)	-	-	-	(4,258)

Balance at June 28, 2015	50,335	$503	$598,264	$619,593	(7,667)	$(363,707)	$(34,147)	$820,506

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2015, the 88th day of our fiscal year 2015. Our fiscal second and third quarters each have 91 days. The six months ended June 28, 2015 and June 29, 2014 included 179 and 180 days, respectively.

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

As of and during the three and six months ended June 28, 2015 and June 29, 2014, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended June 28, 2015 and June 29, 2014.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. The fair value of these cash equivalents as of June 28, 2015 was $2.5 million and is based on quoted market prices in active markets (i.e., Level 1 valuation).

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

As of June 28, 2015, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.9 million, $3.5 million, and $3.3 million, respectively.

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

Discontinued Operations

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. During 2013, we collected a partial settlement of $4.2 million from the escrow. As of June 28, 2015, we agreed to a final settlement with the buyer of Trapeze regarding the amounts remaining in escrow. Accordingly, in both the three and six months ended June 28, 2015, we recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations to reduce the amount of the escrow receivable on our Condensed Consolidated Balance Sheet to $3.5 million. We collected the $3.5 million escrow receivable subsequent to June 28, 2015.

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In the six months ended June 29, 2014, we recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business as a result of settling the working capital adjustment and other matters.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (the ASU), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2018, and allows for both retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.

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

Cash	$2,364
Receivables	37,792
Inventories	603
Other current assets	2,822
Property, plant and equipment	11,113
Goodwill	477,609
Intangible assets	306,000
Other non-current assets	658

Total assets	$838,961

Accounts payable	$3,142
Accrued liabilities	11,548
Deferred revenue	8,000
Deferred income taxes	112,522
Other non-current liabilities	540

Total liabilities	$135,752

Net assets	$703,209

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

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technology	$210,000	5.8
Customer relationships	56,000	15.0
Backlog	3,000	1.0

Total intangible assets subject to amortization	269,000

Intangible assets not subject to amortization:
Goodwill	477,609
Trademarks	31,000
In-process research and development	6,000

Total intangible assets not subject to amortization	514,609

Total intangible assets	$783,609

Weighted average amortization period		7.7

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

Our consolidated revenues and consolidated income from continuing operations before taxes for the three months ended June 28, 2015 included $25.3 million of revenues and a $16.2 million loss from continuing operations before taxes from Tripwire. Our consolidated revenues and consolidated income from continuing operations before taxes for the six months ended June 28, 2015 included $44.0 million of revenues and a $44.8 million loss from continuing operations before taxes from Tripwire. Consolidated revenues in the three and six months ended June 28, 2015 were negatively impacted by approximately $14.4 million and $32.7 million, respectively, due to the reduction of the acquired deferred revenue balance to fair value. Our consolidated income from continuing operations before taxes for the three months ended June 28, 2015 included $10.6 million of amortization of intangible assets. Our consolidated income from continuing operations before taxes for the six months ended June 28, 2015 included $22.0 million of amortization of intangible assets and $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards.

The following table illustrates the unaudited pro forma effect on operating results as if the Tripwire acquisition had been completed as of January 1, 2014.

	Three Months Ended		Six Months Ended
	June 29, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per share data)
	(Unaudited)
Revenues	$598,733	$622,174	$1,162,104	$1,121,665
Income (loss) from continuing operations	29,943	(10,717)	17,640	(8,608)
Diluted income (loss) per share from continuing operations	$0.69	$(0.24)	$0.41	$(0.19)

For purposes of the pro forma disclosures, the three months ended June 29, 2014 includes nonrecurring expenses from the effects of purchase accounting, including amortization of the sales backlog intangible asset of $0.5 million. In addition, for purposes of the pro forma disclosures, the six months ended June 29, 2014 includes nonrecurring expenses from the effects of purchase accounting, including the compensation expense from the accelerated vesting of acquiree stock compensation awards of $9.2 million and amortization of the sales backlog intangible asset of $1.9 million.

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

Cash	$2,517
Receivables	5,894
Inventories	2,731
Other current assets	332
Property, plant and equipment	767
Goodwill	56,923
Intangible assets	40,800
Other non-current assets	622

Total assets	$110,586

Accounts payable	$2,544
Accrued liabilities	2,807
Other non-current liabilities	1,132

Total liabilities	$6,483

Net assets	$104,103

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. There were no significant changes to the purchase price allocation as of June 28, 2015 as compared to the preliminary purchase price allocation as of December 31, 2014.

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

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the ProSoft acquisition primarily consist of expanded access to the Industrial IT market and channel partners. Our tax basis in the acquired goodwill is $56.9 million. The goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$26,600	20.0
Developed technologies	9,000	5.0
Trademarks	5,000	5.0
Backlog	200	0.3

Total intangible assets subject to amortization	40,800

Intangible assets not subject to amortization:
Goodwill	56,923

Total intangible assets not subject to amortization	56,923

Total intangible assets	$97,723

Weighted average amortization period		14.8

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

Our consolidated revenues and consolidated income from continuing operations before taxes for the three months ended June 28, 2015 included $13.0 million and $1.8 million, respectively, from ProSoft. Our consolidated revenues and consolidated income from continuing operations before taxes for the six months ended June 28, 2015 included $25.2 million and $4.4 million, respectively, from ProSoft. Included in our consolidated income from continuing operations before taxes for the three and six months ended June 28, 2015 are $1.0 million and $2.1 million, respectively, of amortization of intangible assets.

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

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. There were no significant changes to the purchase price allocation in 2015 as compared to the preliminary purchase price allocation as of December 31, 2014.

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

Our consolidated revenues and consolidated income from continuing operations before taxes for the three months ended June 28, 2015 included revenues of $43.5 million and a loss from continuing operations before taxes of $13.4 million from Grass Valley. Our consolidated revenues and consolidated income from continuing operations before taxes for the six months ended June 28, 2015 included revenues of $94.4 million and a loss from continuing operations before taxes of $22.2 million, respectively, from Grass Valley. Included in our consolidated income from continuing operations before taxes for the three and six months ended June 28, 2015 are $2.5 million and $5.1 million, respectively, of amortization of intangible assets. We also recognized certain severance, restructuring, and acquisition integration costs in the three and six months ended June 28, 2015 related to Grass Valley. See Note 7.

The following table illustrates the unaudited pro forma effect on operating results as if the Grass Valley and ProSoft acquisitions had been completed as of January 1, 2013.

	Three Months Ended June 29, 2014	Six Months Ended June 29, 2014
	(In thousands, except per share data)
	(Unaudited)
Revenues	$614,635	$1,178,259
Income from continuing operations	10,718	12,625
Diluted income per share from continuing operations	$0.24	$0.29

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Network Security Solutions	Total Segments
	(In thousands)
As of and for the three months ended June 28, 2015
Segment revenues	$219,415	$117,335	$160,875	$61,270	$39,618	$598,513
Affiliate revenues	380	1,330	407	10	-	2,127
Segment EBITDA	31,614	21,101	28,680	10,178	8,772	100,345

Depreciation expense	4,373	2,947	2,869	584	919	11,692
Amortization expense	12,889	135	807	1,479	10,607	25,917
Severance, restructuring, and acquisition integration costs	3,283	83	1,163	-	378	4,907
Deferred gross profit adjustments	(924)	-	-	-	14,364	13,440
Segment assets	410,194	222,015	267,448	63,599	42,241	1,005,497

As of and for the three months ended June 29, 2014
Segment revenues	$252,278	$121,272	$178,244	$53,260	$-	$605,054
Affiliate revenues	84	1,628	485	6	-	2,203
Segment EBITDA	31,318	19,667	29,462	8,806	-	89,253

Depreciation expense	4,609	3,799	2,458	534	-	11,400
Amortization expense	14,424	167	271	933	-	15,795
Severance, restructuring, and acquisition integration costs	27,524	1,821	8,144	719	-	38,208
Purchase accounting effects of acquisitions	7,148	147	250	618	-	8,163
Deferred gross profit adjustments	3,915	-	-	-	-	3,915
Segment assets	419,814	236,860	282,874	70,998	-	1,010,546

As of and for the six months ended June 28, 2015
Segment revenues	$433,001	$222,030	$313,847	$122,343	$76,743	$1,167,964
Affiliate revenues	721	2,950	731	31	8	4,441
Segment EBITDA	60,846	34,982	52,853	21,265	18,673	188,619

Depreciation expense	8,558	5,949	5,720	1,143	1,863	23,233
Amortization expense	25,609	273	1,630	2,889	22,020	52,421
Severance, restructuring, and acquisition integration costs	14,821	640	2,936	(52)	1,045	19,390
Purchase accounting effects of acquisitions	-	-	267	-	9,155	9,422
Deferred gross profit adjustments	2,370	-	-	-	32,728	35,098
Segment assets	410,194	222,015	267,448	63,599	42,241	1,005,497

As of and for the six months ended June 29, 2014
Segment revenues	$418,763	$229,666	$337,562	$107,370	$-	$1,093,361
Affiliate revenues	283	3,704	1,841	8	-	5,836
Segment EBITDA	57,489	33,842	53,144	18,394	-	162,869

Depreciation expense	7,490	7,499	4,842	1,066	-	20,897
Amortization expense	24,943	335	536	1,722	-	27,536
Severance, restructuring, and acquisition integration costs	28,967	1,821	8,144	719	-	39,651
Purchase accounting effects of acquisitions	7,458	286	533	738	-	9,015
Deferred gross profit adjustments	4,365	-	-	-	-	4,365
Segment assets	419,814	236,860	282,874	70,998	-	1,010,546

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income (loss) from continuing operations before taxes, respectively.

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)		(In thousands)

Total Segment Revenues	$598,513	$605,054	$1,167,964	$1,093,361
Deferred revenue adjustments (1)	(12,758)	(4,163)	(35,252)	(4,780)

Consolidated Revenues	$585,755	$600,891	$1,132,712	$1,088,581

Total Segment EBITDA	$100,345	$89,253	$188,619	$162,869
Amortization of intangibles	(25,917)	(15,795)	(52,421)	(27,536)
Deferred gross profit adjustments (1)	(13,440)	(3,915)	(35,098)	(4,365)
Severance, restructuring, and acquisition integration costs (2)	(4,907)	(38,208)	(19,390)	(39,651)
Depreciation expense	(11,692)	(11,400)	(23,233)	(20,897)
Purchase accounting effects related to acquisitions (3)	-	(8,163)	(9,422)	(9,015)
Income from equity method investment	343	1,256	1,111	2,210
Eliminations	(589)	(702)	(1,125)	(1,778)

Consolidated operating income	44,143	12,326	49,041	61,837
Interest expense, net	(24,769)	(18,092)	(48,615)	(36,762)

Consolidated income (loss) from continuing operations before taxes	$19,374	$(5,766)	$426	$25,075

(1) For the three and six months ended June 28, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire. See Note 2, Acquisitions.

(2) See Note 7, Severance, Restructuring, and Acquisition Integration Activities, for details.

(3) For the six months ended June 28, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. See Note 2, Acquisitions.

Note 4:  Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Numerator:
Income from continuing operations	$21,677	$15	$2,041	$25,171
Loss from disposal of discontinued operations, net of tax	(86)	-	(86)	(562)

Net income	$21,591	$15	$1,955	$24,609

Denominator:
Weighted average shares outstanding, basic	42,655	43,603	42,596	43,559
Effect of dilutive common stock equivalents	578	689	628	734

Weighted average shares outstanding, diluted	43,233	44,292	43,224	44,293

For the three and six months ended June 28, 2015, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.3 million, respectively, because to do so would have been anti-dilutive. For the three and six months ended June 29, 2014, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.1 million, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5:  Inventories

The major classes of inventories were as follows:

	June 28,	December 31,
	2015	2014
	(In thousands)

Raw materials	$104,405	$106,955
Work-in-process	31,808	31,611
Finished goods	122,494	121,655

Gross inventories	258,707	260,221
Excess and obsolete reserves	(25,607)	(31,823)

Net inventories	$233,100	$228,398

Note 6:  Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense of $11.7 million and $23.2 million in the three and six months ended June 28, 2015, respectively. We recognized depreciation expense of $11.4 million and $20.9 million in the three and six months ended June 29, 2014, respectively.

We recognized amortization expense related to our intangible assets of $25.9 million and $52.4 million in the three and six months ended June 28, 2015, respectively. We recognized amortization expense related to our intangible assets of $15.8 million and $27.5 million in the three and six months ended June 29, 2014, respectively.

Note 7:  Severance, Restructuring, and Acquisition Integration Activities

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment. We substantially completed the productivity improvement program and the integration activities as of June 28, 2015.

In the three and six months ended June 28, 2015, we recorded severance, restructuring, and integration costs of $4.9 million and $19.4 million, respectively, related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. In the three and six months ended June 29, 2014, we recorded severance, restructuring, and integration costs of $38.2 million and $39.7 million, respectively, related to these two significant programs. The following table summarizes the costs by segment:

Three Months Ended June 28, 2015	Severance	Other Restructuring and Integration Costs	Total Costs
	(In thousands)

Broadcast Solutions	$(1,590)	$4,873	$3,283
Enterprise Connectivity Solutions	22	61	83
Industrial Connectivity Solutions	526	637	1,163
Industrial IT Solutions	-	-	-
Network Security Solutions	-	378	378

Total	$(1,042)	$5,949	$4,907

Three Months Ended June 29, 2014
Broadcast Solutions	$16,819	$10,705	$27,524
Enterprise Connectivity Solutions	1,592	229	1,821
Industrial Connectivity Solutions	8,111	33	8,144
Industrial IT Solutions	586	133	719
Network Security Solutions	-	-	-

Total	$27,108	$11,100	$38,208

Six Months Ended June 28, 2015
Broadcast Solutions	$713	$14,108	$14,821
Enterprise Connectivity Solutions	72	568	640
Industrial Connectivity Solutions	967	1,969	2,936
Industrial IT Solutions	(740)	688	(52)
Network Security Solutions	-	1,045	1,045

Total	$1,012	$18,378	$19,390

Six Months Ended June 29, 2014
Broadcast Solutions	$18,102	$10,865	$28,967
Enterprise Connectivity Solutions	1,592	229	1,821
Industrial Connectivity Solutions	8,111	33	8,144
Industrial IT Solutions	586	133	719
Network Security Solutions	-	-	-

Total	$28,391	$11,260	$39,651

Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended June 28, 2015, $1.8 million, $2.7 million, and $0.4 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended June 29, 2014, $8.0 million, $28.9 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended June 28, 2015, $3.2 million, $14.5 million, and $1.7 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended June 29, 2014, $8.0 million, $28.9 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended June 28, 2015, $3.2 million, $14.5 million, and $1.7 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended June 29, 2014, $8.0 million, $30.0 million, and $1.7 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

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

	Productivity Improvement Program	Grass Valley Integration
	(In thousands)

Balance at December 31, 2013 and March 30, 2014	$-	$-
New charges	10,507	16,528
Cash payments	(1,774)	(4,497)
Foreign currency translation	(62)	82

Balance at June 29, 2014	$8,671	$12,113
New charges	2,575	1,536
Cash payments	(1,171)	(3,746)
Foreign currency translation	(381)	(191)
Other adjustments	(1,697)	(1,900)

Balance at September 28, 2014	$7,997	$7,812
New charges	3,048	1,761
Cash payments	(2,244)	(4,699)
Foreign currency translation	(465)	(218)
Other adjustments	(1,195)	-

Balance at December 31, 2014	$7,141	$4,656

New charges	887	2,164
Cash payments	(1,455)	(2,370)
Foreign currency translation	(367)	(302)

Balance at March 29, 2015	$6,206	$4,148

New charges	22	-
Cash payments	(933)	(1,709)
Foreign currency translation	71	10
Other adjustments	-	(1,590)

Balance at June 28, 2015	$5,366	$859

The other adjustments in the three months ended June 28, 2015 were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken. The other adjustments in 2014 were due to changes in estimates, including an impact of forfeited severance amounts. We expect the majority of the liabilities for these programs to be paid in the second half of fiscal 2015.

We do not expect to incur any significant additional severance, restructuring, and acquisition integration costs in 2015 as a result of the activities discussed above.

Our Broadcast segment results were negatively impacted by a decline in sales volume in the six months ended June 28, 2015. Outside of the U.S., the Broadcast segment has been impacted by the relative price increase of our products due to the strengthened U.S. dollar as well as lower capital spending as a result of government austerity programs in some regions. Within the U.S., Broadcast results have been impacted by deferred capital spending for broadcast technology infrastructure products. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions, including a decline in advertising spending and the rise of “over-the-top” distribution models. We expect these trends to continue to impact our results. In response to these current broadcast market conditions, we will execute a restructuring program beginning in the third fiscal quarter to further reduce our cost structure. We expect to incur approximately $30 million of severance and other restructuring costs for this program, of which approximately $27 million will be incurred in the second half of 2015. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we will begin to realize in the fourth fiscal quarter.

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Note 8:  Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	June 28, 2015	December 31, 2014
	(In thousands)

Revolving credit agreement due 2018	$200,000	$-

Variable rate term loan due 2020	245,758	246,375

Senior subordinated notes:
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	570,216	616,326
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,475,437	1,521,547

Total debt and other borrowing arrangements	1,921,195	1,767,922
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,918,695	$1,765,422

Revolving Credit Agreement due 2018

Our revolving credit agreement provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant, and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire (see Note 2). As of June 28, 2015, our available borrowing capacity was $110.0 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. The interest rate as of June 28, 2015 was 2.09%. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.

Variable Rate Term Loan due 2020

In 2013, we borrowed $250.0 million under a Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. The second payment in 2015 was due on June 30, 2015, in our third fiscal quarter. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of June 28, 2015 was 3.25%. We paid approximately $3.9 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

Senior Subordinated Notes

In June 2014, we issued $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2023, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on January 15 and July 15 of each year. We paid approximately $4.2 million of fees associated with the issuance of the 2024 Notes, which are being amortized over the life of the 2024 Notes using the effective interest method. We used the net proceeds from the transaction for general corporate purposes.

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In November 2014, we issued an additional €200.0 million ($247.5 million at issuance) aggregate principal amount of 2023 Notes. The carrying value of the 2023 Notes as of June 28, 2015 is $570.2 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on April 15 and October 15 of each year. We paid $12.7 million of fees associated with the issuance of the 2023 Notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transactions to repay amounts outstanding under the revolving credit component of our previously outstanding Senior Secured Facility and for general corporate purposes.

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

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of June 28, 2015 was approximately $1,481.3 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,475.4 million as of June 28, 2015. We believe the fair value of our Revolver and Term Loan approximates book value.

Note 9:  Income Taxes

We recognized income tax benefits of $2.3 million and $1.6 million for the three and six months ended June 28, 2015, respectively, representing effective tax rates of (11.9%) and (379.1%), respectively. A significant factor impacting the income tax benefit for the six months ended June 28, 2015 was the recognition of a $1.5 million tax benefit as a result of reducing a deferred tax valuation allowance related to a capital loss carryforward. Based on transactions in the six months ended June 28, 2015, the capital loss carryforward has become fully realizable.

In addition, our full year forecasted effective tax rate on full year forecasted pre-tax income is a negative rate (an income tax benefit) as a result of implemented tax planning strategies. The tax benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions.

Note 10:  Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)

Service cost	$1,443	$1,816	$16	$30
Interest cost	2,207	2,722	399	525
Expected return on plan assets	(3,159)	(3,479)	-	-
Amortization of prior service credit	(15)	-	(25)	(27)
Actuarial losses	1,288	1,723	123	164

Net periodic benefit cost	$1,764	$2,782	$513	$692

Six Months Ended
Service cost	$3,227	$3,580	$32	$60
Interest cost	4,747	5,403	802	1,077
Expected return on plan assets	(6,313)	(6,940)	-	-
Amortization of prior service credit	(26)	-	(50)	(53)
Actuarial losses	2,574	3,446	252	353

Net periodic benefit cost	$4,209	$5,489	$1,036	$1,437

Note 11:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Net income	$21,591	$15	$1,955	$24,609
Foreign currency translation income (loss), net of $0.4 million, $1.5 million, $2.1 million, and $0.2 million tax, respectively	(2,872)	12,734	10,193	261
Adjustments to pension and postretirement liability, net of $0.5 million, $0.7 million, $1.1 million, and $1.4 million tax, respectively	843	1,145	1,691	2,305

Total comprehensive income	$19,562	$13,894	$13,839	$27,175

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2014	$(2,591)	$(43,440)	$(46,031)
Other comprehensive income before reclassifications	10,193	-	10,193
Amounts reclassified from accumulated other comprehensive income	-	1,691	1,691

Net current period other comprehensive income	10,193	1,691	11,884

Balance at June 28, 2015	$7,602	$(41,749)	$(34,147)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended June 28, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$2,826	(1)
Prior service credit	(76)	(1)

Total before tax	2,750
Tax benefit	(1,059)

Net of tax	$1,691

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

For the six months ended June 28, 2015, we did not repurchase any of our common stock under the share repurchase program. From inception of the program to June 28, 2015, we have repurchased 6.7 million shares of our common stock under the program for an aggregate cost of $310.9 million and an average price of $46.54.

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

Market Growth and Market Share

The broadcast, enterprise, industrial, and network security markets in which we operate can generally be characterized as highly competitive and highly fragmented, with many players. Based on available data for our served markets, we estimate that our market shares range from approximately 5% - 20%. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage. We monitor available data regarding market growth, including independent market research reports, publicly available indices, and the financial results of our direct and indirect peer companies, in order to estimate the extent to which our served markets grew or contracted during a particular period. We expect that our unit sales volume will increase or decrease consistently with the market growth rate. Our strategic goal is to utilize our Market Delivery System to target faster growing geographies, applications, and trends within our end markets, in order to achieve growth that is higher than the general market growth rate. To the extent that we exceed the market growth rates, we consider it to be the result of capturing market share.

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

Productivity Improvement Program and Acquisition Integration

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program relate to the Industrial Connectivity, Enterprise, and Industrial IT segments. We expect the productivity improvement program to reduce our operating expenses by approximately $18 million on an annualized basis, and we are substantially realizing such benefits. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment. We substantially completed the productivity improvement program and the integration activities as of June 28, 2015.

In the six months ended June 28, 2015 and June 29, 2014, we recorded severance, restructuring, and integration costs of $19.4 million and $39.7 million, respectively, related to these two significant programs, as well other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. The other restructuring and integration costs primarily consisted of costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, relocation, travel, reserves for inventory obsolescence as a result of product line integration, costs to consolidate operating and support facilities, and other costs.

Broadcast Restructuring Program

Our Broadcast segment results were negatively impacted by a decline in sales volume in the six months ended June 28, 2015. Outside of the U.S., the Broadcast segment has been impacted by the relative price increase of our products due to the strengthened U.S. dollar as well as lower capital spending as a result of government austerity programs in some regions. Within the U.S., Broadcast results have been impacted by deferred capital spending for broadcast technology infrastructure products. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions, including a decline in advertising spending and the rise of “over-the-top” distribution models. We expect these trends to continue to impact our results. In response to these current broadcast market conditions, we will execute a restructuring program beginning in the third fiscal quarter to further reduce our cost structure. We expect to incur approximately $30 million of severance and other restructuring costs for this program, of which approximately $27 million will be incurred in the second half of 2015. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we will begin to realize in the fourth fiscal quarter.

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

Critical Accounting Policies

During the six months ended June 28, 2015:

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

Results of Operations

Consolidated Income (Loss) from Continuing Operations before Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
	(In thousands, except percentages)

Revenues	$585,755	$600,891	-2.5%	$1,132,712	$1,088,581	4.1%
Gross profit	234,276	204,385	14.6%	441,925	380,102	16.3%
Selling, general and administrative expenses	127,927	145,902	-12.3%	268,743	240,750	11.6%
Research and development	36,632	31,618	15.9%	72,831	52,189	39.6%
Amortization of intangibles	25,917	15,795	64.1%	52,421	27,536	90.4%
Operating income	44,143	12,326	258.1%	49,041	61,837	-20.7%
Interest expense, net	24,769	18,092	36.9%	48,615	36,762	32.2%
Income (loss) from continuing operations before taxes	19,374	(5,766)	436.0%	426	25,075	-98.3%

Revenues decreased in the three months ended June 28, 2015 and increased in the six months ended June 28, 2015 from the comparable periods of 2014 due to the following factors:

•	Acquisitions contributed $38.9 million and $124.9 million of revenues, respectively.
•	Unfavorable currency translation resulted in revenue decreases of $38.2 million and $66.7 million, respectively.
•

A decrease in unit sales volume resulted in a decrease in revenues of $10.0 million for the three months ended June 28, 2015. Weakness in our Broadcast and Industrial Connectivity segments was partially offset by strength in our Enterprise and Industrial IT segments. From a geographic perspective, weakness in China, Europe, and Latin America was partially offset by strength in the U.S. and Canada. An increase in unit sales volume resulted in an increase in revenues of $0.5 million for the six months ended June 28, 2015.

•	Lower copper costs resulted in revenue decreases of $5.8 million and $14.6 million, respectively.

Gross profit for the three and six months ended June 28, 2015 included $1.8 million and $3.2 million, respectively, of severance, restructuring, and acquisition integration costs. Gross profit for both the three and six months ended June 29, 2014 included $8.0 million of severance, restructuring, and integration costs and $7.4 million of cost of sales arising from the preliminary adjustment of inventory to fair value related to our acquisitions of Grass Valley and ProSoft.

Excluding these costs, gross profit for the three and six months ended June 28, 2015 increased by $16.2 million and $49.6 million from the comparable periods of 2014, respectively, primarily due to acquisitions. Acquisitions contributed $26.7 million and $71.9 million of gross profit in the three and six months ended June 28, 2015, respectively. In addition, gross profit benefited from improved productivity as a result of our completed restructuring actions. These factors were partially offset by unfavorable currency translation of $14.9 million and $25.5 million, respectively.

Selling, general and administrative expenses decreased by $18.0 million in the three months ended June 28, 2015 from the comparable period of 2014, primarily due to a decrease in severance, restructuring, and acquisition integration costs of $26.2 million. In addition, selling, general, and administrative expense decreased due to favorable currency translation of $7.1 million and improved productivity of $4.6 million. These factors were partially offset by acquisitions. Acquisitions contributed $19.9 million of selling, general, and administrative expenses in the three months ended June 28, 2015.

Selling, general and administrative expenses increased by $28.0 million in the six months ended June 28, 2015 from the comparable period of 2014 primarily due to our acquisitions. Acquisitions contributed $55.0 million of selling, general, and administrative expenses in the six months ended June 28, 2015. We also recognized $9.2 million of compensation expense as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition in the six months ended June 28, 2015. These increases were partially offset by a decrease in severance, restructuring, and acquisition integration costs of $15.5 million. In addition, selling, general, and administrative expenses decreased due to favorable currency translation of $11.3 million and improved productivity of $9.5 million.

Research and development expenses increased in the three and six months ended June 28, 2015 from the comparable periods of 2014 primarily due to our acquisitions. Acquisitions contributed $9.0 million and $25.3 million of research and development expenses in the three and six months ended June 28, 2015, respectively. These increases were partially offset by favorable currency translation of $2.9 million and $4.8 million, respectively.

Amortization of intangibles increased in the three and six months ended June 28, 2015 from the comparable periods of 2014 due to our acquisitions. Acquisitions contributed $12.0 million and $27.6 million of amortization of intangibles in the three and six months ended June 28, 2015, respectively. The increases were partially offset by favorable currency translation.

Operating income increased in the three months ended June 28, 2015 from the comparable period of 2014 due to the increase in gross profit and decrease in selling, general, and administrative expenses discussed above, partially offset by the increase in amortization of intangibles and research and development expenses. Operating income decreased in the six months ended June 28, 2015 from the comparable period of 2014 due to the increases in selling, general, and administrative expenses, research and development expenses, and amortization of intangibles discussed above, partially offset by the increase in gross profit.

Interest expense increased in the three and six months ended June 28, 2015 from the comparable periods of 2014 due to the increase in our long-term debt balance as compared to the prior year.

Income from continuing operations before taxes increased in the three months ended June 28, 2015 from the comparable period of 2014 primarily due to the increase in operating income discussed above, partially offset by the increase in interest expense. Income from continuing operations before taxes decreased in the six months ended June 28, 2015 from the comparable period of 2014 due to the decrease in operating income and increase in interest expense discussed above.

Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
	(In thousands, except percentages)
Income (loss) from continuing operations before taxes	$19,374	$(5,766)	436.0%	$426	$25,075	-98.3%
Income tax benefit	2,303	5,781	-60.2%	1,615	96	1582.3%
Effective tax rate	-11.9%	100.3%		-379.1%	-0.4%

We recognized income tax benefits of $2.3 million and $1.6 million for the three and six months ended June 28, 2015, respectively, representing effective tax rates of (11.9%) and (379.1%), respectively. A significant factor impacting the income tax benefit for the six months ended June 28, 2015 was the recognition of a $1.5 million tax benefit as a result of reducing a deferred tax valuation allowance related to a capital loss carryforward. Based on transactions in the six months ended June 28, 2015, the capital loss carryforward has become fully realizable.

In addition, our full year forecasted effective tax rate on full year forecasted pre-tax income is a negative rate (an income tax benefit) as a result of implemented tax planning strategies. The tax benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions.

Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $0.1 million and $3.9 million for the six months ended June 28, 2015 and June 29, 2014, respectively.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
	(In thousands, except percentages)

Adjusted Revenues	$598,513	$605,054	-1.1%	$1,167,964	$1,093,361	6.8%
Adjusted EBITDA	100,099	89,807	11.5%	188,605	163,301	15.5%
as a percent of adjusted revenues	16.7%	14.8%		16.1%	14.9%

Adjusted Revenues decreased in the three months ended June 28, 2015 and increased in the six months ended June 28, 2015 from the comparable periods of 2014 due to the following factors:

•	Acquisitions contributed $53.3 million and $160.0 million of revenues, respectively.
•	Unfavorable currency translation resulted in revenue decreases of $38.2 million and $66.7 million, respectively.
•

Decreases in unit sales volume resulted in decreases in revenues of $15.8 million and $4.1 million, respectively. Weakness in our Broadcast and Industrial Connectivity segments was partially offset by strength in our Enterprise and Industrial IT segments. From a geographic perspective, weakness in China, Europe, and Latin America was partially offset by strength in the U.S. and Canada.

•	Lower copper costs resulted in revenue decreases of $5.8 million and $14.6 million, respectively.

Adjusted EBITDA increased in the three and six months ended June 28, 2015 from the comparable periods of 2014 primarily due to acquisitions, which contributed $13.4 million and $29.2 million of Adjusted EBITDA, respectively. In addition, Adjusted EBITDA increased due to improved productivity as a result of our recently completed restructuring activities. These factors were partially offset by the impact of the declines in unit sales volume discussed above. Further, unfavorable currency translation resulted in decreases in Adjusted EBITDA of $5.7 million and $10.9 million, respectively.

Use of Non-GAAP Financial Information

Adjusted Revenues and Adjusted EBITDA are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide these non-GAAP results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value and transaction costs; revenue and cost of sales deferrals for certain acquired product lines subject to software revenue recognition accounting requirements; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; depreciation expense; gains (losses) on debt extinguishment; discontinued operations; and other costs. We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States and may not be comparable to similarly titled measures presented by other companies. The following tables reconcile our non-GAAP financial measures to our GAAP results.

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except percentages)

GAAP revenues	$585,755	$600,891	$1,132,712	$1,088,581
Deferred revenue adjustments (1)	12,758	4,163	35,252	4,780

Adjusted revenues	$598,513	$605,054	$1,167,964	$1,093,361

GAAP operating income	$44,143	$12,326	$49,041	$61,837
Amortization of intangible assets	25,917	15,795	52,421	27,536
Deferred gross profit adjustments (1)	13,440	3,915	35,098	4,365
Severance, restructuring, and acquisition integration costs (2)	4,907	38,208	19,390	39,651
Purchase accounting effects related to acquisitions (3)	-	8,163	9,422	9,015
Depreciation expense	11,692	11,400	23,233	20,897

Adjusted EBITDA	$100,099	$89,807	$188,605	$163,301

GAAP operating income margin	7.5%	2.1%	4.3%	5.7%
Adjusted EBITDA margin	16.7%	14.8%	16.1%	14.9%

(1) For the six months ended June 28, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire. See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions.

(2) See Note 7 to the Condensed Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities, for details.

(3) For the six months ended June 28, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions.

Segment Results of Operations

For additional information regarding our segment measures, see Note 3 to the Condensed Consolidated Financial Statements.

Broadcast Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
	(In thousands, except percentages)

Segment Revenues	$219,415	$252,278	-13.0%	$433,001	$418,763	3.4%
Segment EBITDA	31,614	31,318	0.9%	60,846	57,489	5.8%
as a percent of segment revenues	14.4%	12.4%		14.1%	13.7%

Broadcast revenues decreased in the three months ended June 28, 2015 from the comparable period of 2014 due to a decrease in unit sales volume of $21.7 million. The decrease in volume was experienced across all geographies. The decrease in volume was most significant outside of the U.S., due to the the relative price increase of our products from the strengthened U.S. dollar as well as lower capital spending as a result of government austerity programs in some regions. Within the U.S., volume was negatively impacted by deferred capital spending for broadcast technology infrastructure products. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions, including a decline in advertising spending and the rise of “over-the-top” distribution models. Additionally, unfavorable currency translation and lower copper costs resulted in decreases in revenues of $10.4 million and $0.8 million, respectively.

Broadcast revenues increased in the six months ended June 28, 2015 from the comparable period of 2014 due to acquisitions, which contributed $53.3 million of revenues in the six months ended June 28, 2015. A decrease in unit sales volume resulted in a $21.8 million decrease in revenues. Unfavorable currency translation and lower copper costs resulted in decreases in revenues of $15.3 million and $2.0 million, respectively.

Broadcast EBITDA increased in the three and six months ended June 28, 2015 from the comparable periods of 2014 primarily due to improved productivity as a result of our recently completed restructuring and acquisition integration activities. The improved productivity offset the impact of the decreases in EBITDA due to declines in revenues, as discussed above. Accordingly, Broadcast EBITDA margins increased to 14.4% and 14.1% for the three and six months ended June 28, 2015, respectively. Broadcast EBITDA was negatively impacted by unfavorable currency translation of $0.8 million and $2.1 million, respectively.

Enterprise Connectivity Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
	(In thousands, except percentages)

Segment Revenues	$117,335	$121,272	-3.2%	$222,030	$229,666	-3.3%
Segment EBITDA	21,101	19,667	7.3%	34,982	33,842	3.4%
as a percent of segment revenues	18.0%	16.2%		15.8%	14.7%

Enterprise Connectivity revenues decreased in the three and six months ended June 28, 2015 from the comparable periods of 2014. Unfavorable currency translation resulted in revenue decreases of $6.9 million and $12.7 million, respectively. Lower copper costs resulted in revenue decreases of $2.1 million and $4.5 million, respectively. Increases in unit sales volume resulted in increases in revenues of $5.1 million and $9.6 million, respectively. The increase in unit sales volume was most notable in the U.S. Sales volume benefited from improved non-residential construction spending.

Enterprise Connectivity EBITDA increased in the three and six months ended June 28, 2015 from the comparable periods of 2014 due to the increases in units sales volume discussed above and improved product mix as a result of increased focus on the sale of end-to-end solutions. Enterprise EBITDA in the three months ended June 28, 2015 also benefited from the timing of favorable input costs. Accordingly, EBITDA margins improved to 18.0% and 15.8% for the three and six months ended June 28, 2015, respectively.

Industrial Connectivity Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
	(In thousands, except percentages)

Segment Revenues	$160,875	$178,244	-9.7%	$313,847	$337,562	-7.0%
Segment EBITDA	28,680	29,462	-2.7%	52,853	53,144	-0.5%
as a percent of segment revenues	17.8%	16.5%		16.8%	15.7%

Industrial Connectivity revenues decreased in the three and six months ended June 28, 2015 from the comparable periods of 2014. Unfavorable currency translation resulted in revenue decreases of $12.3 million and $22.6 million, respectively. Lower copper costs resulted in revenue decreases of $2.9 million and $8.1 million, respectively. Decreases in unit sales volume resulted in revenue decreases of $5.6 million and $0.4 million, respectively. Sales volume declines resulted from lower demand in China as well as the impact of lower energy prices, which result in lower capital spending for industrial projects. The acquisition of Coast in November 2014 contributed $3.4 million and $7.4 million in revenues for the three and six months ended June 28, 2015, respectively.

Industrial Connectivity EBITDA decreased in the three and six months ended June 28, 2015 from the comparable periods of the prior year by $0.8 million and $0.3 million, respectively. EBITDA was negatively impacted by unfavorable currency translation of $1.5 million and $2.6 million, respectively. The decreases in revenues discussed above also contributed to the decreases in EBITDA. The decreases in EBITDA were partially offset by the acquisition of Coast, which contributed EBITDA of $1.0 million and $2.4 million, respectively, and improved productivity due to our recently completed restructuring activities.

Industrial IT Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
	(In thousands, except percentages)

Segment Revenues	$61,270	$53,260	15.0%	$122,343	$107,370	13.9%
Segment EBITDA	10,178	8,806	15.6%	21,265	18,394	15.6%
as a percent of segment revenues	16.6%	16.5%		17.4%	17.1%

Industrial IT revenues increased in the three and six months ended June 28, 2015 from the comparable periods of 2014 primarily due to the acquisition of ProSoft, which contributed $10.3 million and $22.6 million of revenues, respectively. Increases in unit sales volume resulted in increases in revenues of $6.3 million and $8.5 million, respectively. We believe sales volume benefited from market share gains due to the execution of our Market Delivery System. Sales volume increases in the three months ended June 28, 2015 were most notable within the United States and Canada. Unfavorable currency translation of $8.6 million and $16.1 million, respectively, partially offset the increases in revenues.

Industrial IT EBITDA increased in the three and six months ended June 28, 2015 from the comparable periods of 2014 by $1.4 million and $2.9 million, respectively, due to the increases in revenues discussed above and improved productivity as a result of our recently completed restructuring activities. The acquisition of ProSoft also contributed $2.5 million and $4.8 million of EBITDA in the three and six months ended June 28, 2015, respectively. These factors were partially offset by unfavorable currency translation of approximately $3.8 million and $7.0 million, respectively.

Network Security Solutions

	Three Months Ended		% Change	Six Months Ended		% Change
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
	(In thousands, except percentages)

Segment Revenues	$39,618	$-	n/a	$76,743	$-	n/a
Segment EBITDA	8,772	-	n/a	18,673	-	n/a
as a percent of segment revenues	22.1%	n/a		24.3%	n/a

Network Security consists of the Tripwire business acquired on January 2, 2015. Tripwire is a leading global provider of advanced threat, security and compliance solutions. The Network Security Solutions’ EBITDA margins for the three and six months ended June 28, 2015 of 22.1% and 24.3%, respectively, are reflective of the margins for software solutions, which are higher than margins on product lines in our other global platforms.

Discontinued Operations

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. During 2013, we collected a partial settlement of $4.2 million from the escrow. As of June 28, 2015, we agreed to a final settlement with the buyer of Trapeze regarding the amounts remaining in escrow. Accordingly, in both the three and six months ended June 28, 2015, we recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations to reduce the amount of the escrow receivable on our Condensed Consolidated Balance Sheet to $3.5 million. We collected the $3.5 million escrow receivable subsequent to June 28, 2015.

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In the six months ended June 29, 2014, we recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business as a result of settling the working capital adjustment and other matters.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In thousands)

Net cash provided by (used for):
Operating activities	$5,046	$10,555
Investing activities	(722,489)	(333,373)
Financing activities	188,346	155,271
Effects of currency exchange rate changes on cash and cash equivalents	(3,646)	(792)

Decrease in cash and cash equivalents	(532,743)	(168,339)
Cash and cash equivalents, beginning of period	741,162	613,304

Cash and cash equivalents, end of period	$208,419	$444,965

Net cash provided by operating activities totaled $5.0 million for the six months ended June 28, 2015, compared to $10.6 million for the comparable period of 2014. The most significant factor impacting the decrease in cash provided by operating activities was the change in operating assets and liabilities. For the six months ended June 28, 2015, changes in operating assets and liabilities were a use of cash of $76.1 million, compared to $64.9 million for the comparable period of 2014.

Inventories were a use of cash of $11.8 million for the six months ended June 28, 2015, while inventories were a source of cash of $7.6 million for the comparable period of 2014. Inventory turns decreased from 6.9 turns as of June 29, 2014 to 6.0 turns as of June 28, 2015. We calculate inventory turns by dividing annualized cost of sales for the quarter by the inventory balance at the end of the quarter.

Net cash used for investing activities totaled $722.5 million for the six months ended June 28, 2015 compared to $333.4 million for the six months ended June 29, 2014. Investing activities for the six months ended June 28, 2015 included payments for acquisitions, net of cash acquired, of $695.3 million and capital expenditures of $27.2 million. Investing activities for the six months ended June 29, 2014 included payments for acquisitions, net of cash acquired, of $311.5 million, capital expenditures of $21.0 million, and payments related to a previously disposed business of $1.0 million.

Net cash provided by financing activities for the six months ended June 28, 2015 totaled $188.3 million, compared to $155.3 million for the six months ended June 29, 2014. Financing activities for the six months ended June 28, 2015 included borrowings of $200.0 million to partially fund the acquisition of Tripwire, net payments related to share based compensation activities of $6.2 million, and cash dividend payments of $4.2 million. Financing activities for the six months ended June 29, 2014 included the issuance of $200.0 million of 5.25% senior subordinated notes due 2024, payments under our share repurchase program of $31.2 million, debt issuance cost payments of $5.7 million, and cash dividend payments of $4.4 million.

Our cash and cash equivalents balance was $208.4 million as of June 28, 2015. Of this amount, $127.6 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of June 28, 2015 consisted of $1.5 billion of senior subordinated notes, $245.8 million of term loan borrowings, and $200.0 million of borrowings under our Revolver. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements. As of June 28, 2015, we had $110.0 million in available borrowing capacity under our Revolver.

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

Item 3:             Quantitative and Qualitative Disclosures about Market Risks

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of June 28, 2015.

	Principal Amount by Expected Maturity			Fair Value
	2015	Thereafter	Total
	(In thousands, except interest rates)

Revolving credit agreement due 2018	$-	$200,000	$200,000	$200,000
Average interest rate		2.09%

Variable-rate term loan due 2020	$1,250	$244,508	$245,758	$245,758
Average interest rate	3.25%	3.25%

Fixed-rate senior subordinated notes due 2022	$-	$700,000	$700,000	$698,758
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2023	$-	$570,216	$570,216	$582,752
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2024	$-	$200,000	$200,000	$194,594
Average interest rate		5.25%

Fixed-rate senior subordinated notes due 2019	$-	$5,221	$5,221	$5,221
Average interest rate		9.25%

Total			$1,921,195	$1,927,083

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

Item 1A:         Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2014 Annual Report on Form 10-K.

Item 6:             Exhibits

Exhibits

Exhibit 10.1	Executive Employment Agreement with Dean McKenna.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: August 4, 2015	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: August 4, 2015	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: August 4, 2015	By:	/s/ Douglas R. Zink
Douglas R. Zink
Vice President and Chief Accounting Officer