Form 10-Q
period 2015-09-27
BELDEN INC.
filed 2015-11-03
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

Large accelerated filer ☑ Accelerated filer ☐       Non-accelerated filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

As of October 29, 2015, the Registrant had 41,976,210 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$241,897	$741,162
Receivables, net	403,436	379,777
Inventories, net	210,088	228,398
Deferred income taxes	20,727	22,157
Other current assets	77,227	42,656

Total current assets	953,375	1,414,150
Property, plant and equipment, less accumulated depreciation	311,338	316,385
Goodwill	1,406,593	943,374
Intangible assets, less accumulated amortization	684,147	461,292
Deferred income taxes	23,447	40,652
Other long-lived assets	80,463	86,974

	$3,459,363	$3,262,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,656	$272,439
Accrued liabilities	298,053	250,420
Current maturities of long-term debt	2,500	2,500

Total current liabilities	510,209	525,359

Long-term debt	1,914,083	1,765,422
Postretirement benefits	114,543	122,627
Deferred income taxes	111,974	10,824
Other long-term liabilities	35,400	31,409
Stockholders’ equity:
Preferred stock	-	-
Common stock	503	503
Additional paid-in capital	601,914	595,389
Retained earnings	632,044	621,896
Accumulated other comprehensive loss	(58,519)	(46,031)
Treasury stock	(402,788)	(364,571)

Total stockholders’ equity	773,154	807,186

	$3,459,363	$3,262,827

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per share data)
Revenues	$579,266	$610,774	$1,711,978	$1,699,355
Cost of sales	(353,135)	(389,042)	(1,043,922)	(1,097,521)

Gross profit	226,131	221,732	668,056	601,834
Selling, general and administrative expenses	(128,140)	(119,104)	(396,883)	(359,854)
Research and development	(38,168)	(30,444)	(110,999)	(82,633)
Amortization of intangibles	(25,669)	(15,203)	(78,090)	(42,739)
Income from equity method investment	348	1,030	1,459	3,240

Operating income	34,502	58,011	83,543	119,848
Interest expense, net	(25,416)	(21,497)	(74,031)	(58,259)

Income from continuing operations before taxes	9,086	36,514	9,512	61,589
Income tax benefit (expense)	5,725	(2,667)	7,340	(2,571)

Income from continuing operations	14,811	33,847	16,852	59,018
Loss from discontinued operations, net of tax	(242)	-	(242)	-
Loss from disposal of discontinued operations, net of tax	-	-	(86)	(562)

Net income	$14,569	$33,847	$16,524	$58,456

Weighted average number of common shares and equivalents:
Basic	42,417	43,201	42,536	43,439
Diluted	42,908	43,910	43,117	44,164

Basic income (loss) per share:
Continuing operations	$0.35	$0.78	$0.40	$1.36
Discontinued operations	(0.01)	-	(0.01)	-
Disposal of discontinued operations	-	-	-	(0.01)

Net income	$0.34	$0.78	$0.39	$1.35

Diluted income (loss) per share:
Continuing operations	$0.35	$0.77	$0.39	$1.33
Discontinued operations	(0.01)	-	(0.01)	-
Disposal of discontinued operations	-	-	-	(0.01)

Net income	$0.34	$0.77	$0.38	$1.32

Comprehensive income (loss)	$(9,803)	$30,783	$4,036	$57,958

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$16,524	$58,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,141	74,382
Share-based compensation	13,814	14,236
Income from equity method investment	(1,459)	(3,240)
Tax benefit related to share-based compensation	(5,064)	(4,939)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(6,532)	(44,583)
Inventories	7,979	4,188
Accounts payable	(55,973)	(7,613)
Accrued liabilities	29,354	(24,414)
Accrued taxes	(23,884)	(13,818)
Other assets	3,394	8,856
Other liabilities	687	3,255

Net cash provided by operating activities	91,981	64,766

Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(695,345)	(313,065)
Capital expenditures	(39,106)	(31,057)
Proceeds from disposal of tangible assets	145	1,773
Proceeds from (payments for) disposal of business	3,527	(956)

Net cash used for investing activities	(730,779)	(343,305)

Cash flows from financing activities:
Borrowings under credit arrangements	200,000	200,000
Tax benefit related to share-based compensation	5,064	4,939
Debt issuance costs paid	(643)	(6,572)
Payments under borrowing arrangements	(1,250)	(1,250)
Cash dividends paid	(6,386)	(6,540)
Proceeds (payments) from exercise of stock options, net of withholding tax payments	(11,517)	(7,996)
Payments under share repurchase program	(39,053)	(62,197)

Net cash provided by financing activities	146,215	120,384
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,682)	(6,047)

Decrease in cash and cash equivalents	(499,265)	(164,202)
Cash and cash equivalents, beginning of period	741,162	613,304

Cash and cash equivalents, end of period	$241,897	$449,102

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

NINE MONTHS ENDED SEPTEMBER 27, 2015

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(In thousands)
Balance at December 31, 2014	50,335	$503	$595,389	$621,896	(7,871)	$(364,571)	$(46,031)	$807,186
Net income	-	-	-	16,524	-	-	-	16,524
Foreign currency translation	-	-	-	-	-	-	(15,056)	(15,056)
Adjustment to pension and postretirement liability, net of $1.6 million tax	-	-	-	-	-	-	2,568	2,568

Other comprehensive loss, net of tax								(12,488)
Exercise of stock options, net of tax withholding forfeitures	-	-	(5,947)	-	93	(101)	-	(6,048)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	-	-	(6,406)	-	113	937	-	(5,469)
Share repurchase program	-	-	-	-	(698)	(39,053)	-	(39,053)
Share-based compensation	-	-	18,878	-	-	-	-	18,878
Dividends ($0.15 per share)	-	-	-	(6,376)	-	-	-	(6,376)

Balance at September 27, 2015	50,335	$503	$601,914	$632,044	(8,363)	$(402,788)	$(58,519)	$773,154

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2015, the 88th day of our fiscal year 2015. Our fiscal second and third quarters each have 91 days. The nine months ended September 27, 2015 and September 28, 2014 included 270 and 271 days, respectively.

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

As of and during the three and nine months ended September 27, 2015 and September 28, 2014, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 2). We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 27, 2015 and September 28, 2014.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We did not have any significant cash equivalents as of September 27, 2015.

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

As of September 27, 2015, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.8 million, $3.1 million, and $1.8 million, respectively.

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

Revenue allocated to support services under our Network Security Solutions support and maintenance contracts is paid in advance and recognized ratably over the term of the service. Revenue allocated to subscription-based software and remote ongoing operational services is also paid in advance and recognized ratably over the term of the service. Revenue allocated to professional services, including remote implementation services, is recognized as the services are performed.

Discontinued Operations

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. During 2013, we collected a partial settlement of $4.2 million from the escrow. During 2015, we agreed to a final settlement with the buyer of Trapeze regarding the escrow. In the nine months ended September 27, 2015, we collected $3.5 million of the escrow receivable and recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations. Additionally, in both the three and nine months ended September 27, 2015, we recognized a $0.2 million net loss from discontinued operations for income tax expense related to this disposed business.

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In the nine months ended September 28, 2014, we recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business as a result of settling the working capital adjustment and other matters.

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

Cash	$2,364
Receivables	37,792
Inventories	603
Other current assets	2,822
Property, plant and equipment	10,339
Goodwill	478,000
Intangible assets	306,000
Other non-current assets	658

Total assets	$838,578

Accounts payable	$3,142
Accrued liabilities	11,482
Deferred revenue	8,000
Deferred income taxes	112,205
Other non-current liabilities	540

Total liabilities	$135,369

Net assets	$703,209

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

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technology	$210,000	5.8
Customer relationships	56,000	15.0
Backlog	3,000	1.0

Total intangible assets subject to amortization	269,000

Intangible assets not subject to amortization:
Goodwill	478,000
Trademarks	31,000
In-process research and development	6,000

Total intangible assets not subject to amortization	515,000

Total intangible assets	$784,000

Weighted average amortization period		7.7

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

Our consolidated revenues and consolidated income from continuing operations before taxes for the three months ended September 27, 2015 included $30.5 million of revenues and a $10.6 million loss from continuing operations before taxes from Tripwire. Our consolidated revenues and consolidated income from continuing operations before taxes for the nine months ended September 27, 2015 included $74.5 million of revenues and a $46.3 million loss from continuing operations before taxes from Tripwire. Consolidated revenues in the three and nine months ended September 27, 2015 were negatively impacted by approximately $10.9 million and $43.6 million, respectively, due to the reduction of the acquired deferred revenue balance to fair value. Our consolidated income from continuing operations before taxes for the three months ended September 27, 2015 included $10.6 million of amortization of intangible assets. Our consolidated income from continuing operations before taxes for the nine months ended September 27, 2015 included $32.6 million of amortization of intangible assets and $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards.

The following table illustrates the unaudited pro forma effect on operating results as if the Tripwire acquisition had been completed as of January 1, 2014.

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per share data)
	(Unaudited)
Revenues	$588,986	$638,353	$1,751,090	$1,760,018
Income from continuing operations	21,032	20,855	38,763	12,250
Diluted income per share from continuing operations	$0.49	$0.47	$0.90	$0.28

For purposes of the pro forma disclosures, the three months ended September 28, 2014 includes nonrecurring expenses from the effects of purchase accounting, including amortization of the sales backlog intangible asset of $0.5 million. In addition, for purposes of the pro forma disclosures, the nine months ended September 28, 2014 includes nonrecurring expenses from the effects of purchase accounting, including the compensation expense from the accelerated vesting of acquiree stock compensation awards of $9.2 million and amortization of the sales backlog intangible asset of $2.5 million.

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

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. There were no significant changes to the final purchase price allocation presented in the table above as compared to the preliminary purchase price allocation as of December 31, 2014.

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

Our consolidated revenues and consolidated income from continuing operations before taxes for the three months ended September 27, 2015 included $9.8 million and $0.4 million, respectively, from ProSoft. Our consolidated revenues and consolidated income from continuing operations before taxes for the nine months ended September 27, 2015 included $29.6 million and $4.6 million, respectively, from ProSoft. Included in our consolidated income from continuing operations before taxes for the three and nine months ended September 27, 2015 are $1.0 million and $3.1 million, respectively, of amortization of intangible assets.

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

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. There were no significant changes to the final purchase price allocation presented in the table above as compared to the preliminary purchase price allocation as of December 31, 2014.

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

Our consolidated revenues and consolidated income from continuing operations before taxes for the three months ended September 27, 2015 included revenues of $70.1 million and income from continuing operations before taxes of $7.0 million from Grass Valley. Our consolidated revenues and consolidated income from continuing operations before taxes for the nine months ended September 27, 2015 included revenues of $164.6 million and a loss from continuing operations before taxes of $15.2 million, respectively, from Grass Valley. Included in our consolidated income from continuing operations before taxes for the three and nine months ended September 27, 2015 are $2.5 million and $7.6 million, respectively, of amortization of intangible assets. We also recognized certain severance, restructuring, and acquisition integration costs in the three and nine months ended September 27, 2015 related to Grass Valley. See Note 7.

The following table illustrates the unaudited pro forma effect on operating results as if the Grass Valley and ProSoft acquisitions had been completed as of January 1, 2013.

	Three Months Ended	Nine Months Ended
	September 28, 2014	September 28, 2014
	(In thousands, except per share data)
	(Unaudited)
Revenues	$612,617	$1,790,876
Income from continuing operations	36,036	49,645
Diluted income per share from continuing operations	$0.82	$1.12

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Network Security Solutions	Total Segments
	(In thousands)
As of and for the three months ended September 27, 2015
Segment revenues	$228,097	$113,773	$147,702	$59,184	$41,359	$590,115
Affiliate revenues	338	1,337	355	37	-	2,067
Segment EBITDA	34,880	18,232	23,225	10,466	11,240	98,043

Depreciation expense	4,261	2,922	2,810	570	1,255	11,818
Amortization of intangibles	12,647	136	799	1,480	10,607	25,669
Severance, restructuring, and acquisition integration costs	13,722	192	118	54	57	14,143
Deferred gross profit adjustments	419	-	-	-	10,909	11,328
Segment assets	401,405	211,114	250,622	61,441	41,520	966,102

As of and for the three months ended September 28, 2014
Segment revenues	$256,587	$115,349	$171,105	$70,090	$-	$613,131
Affiliate revenues	318	2,147	397	10	-	2,872
Segment EBITDA	38,450	17,730	26,487	13,618	-	96,285

Depreciation expense	3,856	3,134	3,150	606	-	10,746
Amortization of intangibles	13,020	162	266	1,755	-	15,203
Severance, restructuring, and acquisition integration costs	5,794	226	2,106	1,032	-	9,158
Purchase accounting effects of acquisitions	-	-	-	858	-	858
Deferred gross profit adjustments	2,357	-	-	-	-	2,357
Segment assets	433,063	223,726	270,078	64,757	-	991,624

As of and for the nine months ended September 27, 2015
Segment revenues	$661,098	$335,803	$461,549	$181,527	$118,102	$1,758,079
Affiliate revenues	1,059	4,287	1,086	68	8	6,508
Segment EBITDA	95,726	53,214	76,078	31,731	29,913	286,662

Depreciation expense	12,819	8,871	8,530	1,713	3,118	35,051
Amortization of intangibles	38,256	409	2,429	4,369	32,627	78,090
Severance, restructuring, and acquisition integration costs	28,543	832	3,054	2	1,102	33,533
Purchase accounting effects of acquisitions	-	-	267	-	9,155	9,422
Deferred gross profit adjustments	2,789	-	-	-	43,637	46,426
Segment assets	401,405	211,114	250,622	61,441	41,520	966,102

As of and for the nine months ended September 28, 2014
Segment revenues	$675,350	$345,015	$508,667	$177,460	$-	$1,706,492
Affiliate revenues	601	5,852	2,237	18	-	8,708
Segment EBITDA	95,939	51,572	79,631	32,012	-	259,154

Depreciation expense	11,346	10,633	7,992	1,672	-	31,643
Amortization of intangibles	37,963	497	802	3,477	-	42,739
Severance, restructuring, and acquisition integration costs	34,761	2,047	10,250	1,751	-	48,809
Purchase accounting effects of acquisitions	7,458	286	533	1,596	-	9,873
Deferred gross profit adjustments	6,722	-	-	-	-	6,722
Segment assets	433,063	223,726	270,078	64,757	-	991,624

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)		(In thousands)
Total Segment Revenues	$590,115	$613,131	$1,758,079	$1,706,492
Deferred revenue adjustments (1)	(10,849)	(2,357)	(46,101)	(7,137)

Consolidated Revenues	$579,266	$610,774	$1,711,978	$1,699,355

Total Segment EBITDA	$98,043	$96,285	$286,662	$259,154
Amortization of intangibles	(25,669)	(15,203)	(78,090)	(42,739)
Deferred gross profit adjustments (1)	(11,328)	(2,357)	(46,426)	(6,722)
Severance, restructuring, and acquisition integration costs (2)	(14,143)	(9,158)	(33,533)	(48,809)
Depreciation expense	(11,818)	(10,746)	(35,051)	(31,643)
Purchase accounting effects related to acquisitions (3)	-	(858)	(9,422)	(9,873)
Income from equity method investment	348	1,030	1,459	3,240
Eliminations	(931)	(982)	(2,056)	(2,760)

Consolidated operating income	34,502	58,011	83,543	119,848
Interest expense, net	(25,416)	(21,497)	(74,031)	(58,259)

Consolidated income from continuing operations before taxes	$9,086	$36,514	$9,512	$61,589

(1) For the three and nine months ended September 27, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire. See Note 2, Acquisitions.

(2) See Note 7, Severance, Restructuring, and Acquisition Integration Activities, for details.

(3) For the nine months ended September 27, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. For the nine months ended September 28, 2014, we recognized $8.3 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisitions of Grass Valley and ProSoft. See Note 2, Acquisitions.

Note 4:  Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Numerator:
Income from continuing operations	$14,811	$33,847	$16,852	$59,018
Loss from discontinued operations, net of tax	(242)	-	(242)	-
Loss from disposal of discontinued operations, net of tax	-	-	(86)	(562)

Net income	$14,569	$33,847	$16,524	$58,456

Denominator:
Weighted average shares outstanding, basic	42,417	43,201	42,536	43,439
Effect of dilutive common stock equivalents	491	709	581	725

Weighted average shares outstanding, diluted	42,908	43,910	43,117	44,164

For the three and nine months ended September 27, 2015, diluted weighted average shares outstanding do not include outstanding equity awards of 0.5 million and 0.3 million, respectively, because to do so would have been anti-dilutive. For both the three and nine months ended September 28, 2014, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5:  Inventories

The major classes of inventories were as follows:

	September 27, 2015	December 31, 2014
	(In thousands)
Raw materials	$97,829	$106,955
Work-in-process	30,172	31,611
Finished goods	107,095	121,655

Gross inventories	235,096	260,221
Excess and obsolete reserves	(25,008)	(31,823)

Net inventories	$210,088	$228,398

Note 6: Long-Lived Assets

Disposals

During the nine months ended September 28, 2014, we sold certain property, plant, and equipment of the Broadcast segment for $1.8 million. There was no gain or loss on the sale.

Depreciation and Amortization Expense

We recognized depreciation expense of $11.8 million and $35.1 million in the three and nine months ended September 27, 2015, respectively. We recognized depreciation expense of $10.7 million and $31.6 million in the three and nine months ended September 28, 2014, respectively.

We recognized amortization expense related to our intangible assets of $25.7 million and $78.1 million in the three and nine months ended September 27, 2015, respectively. We recognized amortization expense related to our intangible assets of $15.2 million and $42.7 million in the three and nine months ended September 28, 2014, respectively.

Note 7:  Severance, Restructuring, and Acquisition Integration Activities

Productivity Improvement Program and Acquisition Integration

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment. We substantially completed the productivity improvement program and the integration activities in the second fiscal quarter of 2015.

In the three months ended September 27, 2015 and September 28, 2014, we recorded severance, restructuring, and integration costs of $0.1 million and $9.2 million, respectively, related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. We recorded $19.5 million and $48.8 million of such costs in the nine months ended September 27, 2015 and September 28, 2014, respectively.

Grass Valley Restructuring Program

Our Broadcast segment has been negatively impacted by a decline in sales volume for our broadcast technology infrastructure products sold by our Grass Valley brand. Outside of the U.S., demand for these products has been impacted by the relative price increase of our products due to the strengthened U.S. dollar as well as the impact of lower energy prices, which result in lower capital spending. Within the U.S., demand for these products has been impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these current broadcast market conditions, we began to execute a restructuring program beginning in the third fiscal quarter of 2015 to further reduce our cost structure. We recognized approximately $14.0 million of severance and other restructuring costs for this program for both the three and nine months ended September 27, 2015. We expect to incur approximately $16 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the fourth fiscal quarter of 2015. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we will begin to realize in the fourth fiscal quarter of 2015.

The following table summarizes the costs by segment of the various programs described above:

Three Months Ended September 27, 2015	Severance	Other Restructuring and Integration Costs	Total Costs
	(In thousands)

Broadcast Solutions	$11,978	$1,744	$13,722
Enterprise Connectivity Solutions	99	93	192
Industrial Connectivity Solutions	-	118	118
Industrial IT Solutions	-	54	54
Network Security Solutions	-	57	57

Total	$12,077	$2,066	$14,143

Three Months Ended September 28, 2014

Broadcast Solutions	$54	$5,740	$5,794
Enterprise Connectivity Solutions	(347)	573	226
Industrial Connectivity Solutions	1,282	824	2,106
Industrial IT Solutions	823	209	1,032
Network Security Solutions	-	-	-

Total	$1,812	$7,346	$9,158

Nine Months Ended September 27, 2015

Broadcast Solutions	$12,691	$15,852	$28,543
Enterprise Connectivity Solutions	171	661	832
Industrial Connectivity Solutions	967	2,087	3,054
Industrial IT Solutions	(740)	742	2
Network Security Solutions	-	1,102	1,102

Total	$13,089	$20,444	$33,533

Nine Months Ended September 28, 2014

Broadcast Solutions	$18,156	$16,605	$34,761
Enterprise Connectivity Solutions	1,245	802	2,047
Industrial Connectivity Solutions	9,393	857	10,250
Industrial IT Solutions	1,409	342	1,751
Network Security Solutions	-	-	-

Total	$30,203	$18,606	$48,809

Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended September 27, 2015, $3.2 million, $9.3 million, and $1.6 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized for the three months ended September 28, 2014, $5.3 million, $2.6 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

Of the total severance, restructuring, and acquisition integration costs recognized in the nine months ended September 27, 2015, $6.3 million, $23.8 million, and $3.4 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized for the nine months ended September 28, 2014, $13.3 million, $32.6 million, and $2.9 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

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

Accrued Severance

The table below sets forth severance activity that occurred for the three significant programs described above. The balances are included in accrued liabilities.

	Productivity Improvement Program	Grass Valley Integration	Grass Valley Restructuring
	(In thousands)
Balance at December 31, 2014	$7,141	$5,579	$-
New charges	887	2,165	-
Cash payments	(1,455)	(2,370)	-
Foreign currency translation	(408)	(302)	-
Other adjustments	(170)	-	-

Balance at March 29, 2015	$5,995	$5,072	$-

New charges	22	-	-
Cash payments	(1,268)	(1,709)	-
Foreign currency translation	97	10	-
Other adjustments	-	(1,590)	-

Balance at June 28, 2015	$4,846	$1,783	$-

New charges	99	-	11,978
Cash payments	(987)	(946)	(755)
Foreign currency translation	(29)	-	-

Balance at September 27, 2015	$3,929	$837	$11,223

The other adjustments in the nine months ended September 27, 2015 were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken. We expect the majority of the liabilities for these programs to be paid during the fourth fiscal quarter of 2015 and first fiscal quarter of 2016.

Note 8: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	September 27, 2015	December 31, 2014
	(In thousands)
Revolving credit agreement due 2018	$200,000	$-

Variable rate term loan due 2020	245,155	246,375

Senior subordinated notes:
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	566,207	616,326
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,471,428	1,521,547

Total debt and other borrowing arrangements	1,916,583	1,767,922
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,914,083	$1,765,422

Revolving Credit Agreement due 2018

Our revolving credit agreement provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant, and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire (see Note 2). As of September 27, 2015, our available borrowing capacity was $111.2 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. The interest rate as of September 27, 2015 was 1.94%. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.

Variable Rate Term Loan due 2020

In 2013, we borrowed $250.0 million under a Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. The third payment in 2015 was due on September 30, 2015, in our fourth fiscal quarter. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of September 27, 2015 was 3.25%. We paid approximately $3.9 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

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

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In November 2014, we issued an additional €200.0 million ($247.5 million at issuance) aggregate principal amount of 2023 Notes. The carrying value of the 2023 Notes as of September 27, 2015 is $566.2 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on April 15 and October 15 of each year. We paid $12.7 million of fees associated with the issuance of the 2023 Notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transactions to repay amounts outstanding under the revolving credit component of our previously outstanding Senior Secured Facility and for general corporate purposes.

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

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of September 27, 2015 was approximately $1,422.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,471.4 million as of September 27, 2015. We believe the fair values of our Revolver and Term Loan approximate the book values.

Note 9: Income Taxes

We recognized income tax benefits of $5.7 million and $7.3 million for the three and nine months ended September 27, 2015, respectively, representing effective tax rates of (63.0%) and (77.2%), respectively. Our full year forecasted effective tax rate on full year forecasted pre-tax income is a negative rate (an income tax benefit) as a result of implemented tax planning strategies. The tax benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions. In addition, a significant factor impacting the income tax benefit for the nine months ended September 27, 2015 was the recognition of a $1.5 million tax benefit as a result of reducing a deferred tax valuation allowance related to a capital loss carryforward. Based on transactions in the nine months ended September 27, 2015, the capital loss carryforward has become fully realizable.

Note 10: Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)

Service cost	$1,344	$1,506	$11	$(13)
Interest cost	2,164	1,863	274	(152)
Expected return on plan assets	(3,202)	(2,499)	-	-
Amortization of prior service cost (credit)	(15)	-	(16)	18
Actuarial losses	1,349	1,718	107	72

Net periodic benefit cost	$1,640	$2,588	$376	$(75)

Nine Months Ended
Service cost	$4,562	$5,086	$43	$48
Interest cost	6,909	7,266	1,076	924
Expected return on plan assets	(9,515)	(9,440)	-	-
Amortization of prior service cost (credit)	(41)	1	(66)	(35)
Actuarial losses	3,923	5,164	359	425

Net periodic benefit cost	$5,838	$8,077	$1,412	$1,362

Note 11: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Net income	$14,569	$33,847	$16,524	$58,456
Foreign currency translation loss, net of $2.1 million, $0.3 million, $0.0 million, and $0.5 million tax, respectively	(25,249)	(4,175)	(15,056)	(3,914)
Adjustments to pension and postretirement liability, net of $0.5 million, $0.7 million, $1.6 million, and $2.1 million tax, respectively	877	1,111	2,568	3,416

Total comprehensive income (loss)	$(9,803)	$30,783	$4,036	$57,958

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2014	$(2,591)	$(43,440)	$(46,031)
Other comprehensive loss before reclassifications	(15,056)	-	(15,056)
Amounts reclassified from accumulated other comprehensive income	-	2,568	2,568

Net current period other comprehensive income (loss)	(15,056)	2,568	(12,488)

Balance at September 27, 2015	$(17,647)	$(40,872)	$(58,519)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 27, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$4,282	(1)
Prior service credit	(107)	(1)

Total before tax	4,175
Tax benefit	(1,607)

Net of tax	$2,568

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

During both the three and nine months ended September 27, 2015, we repurchased 0.7 million shares of our common stock under the share repurchase program for an aggregate cost of $39.1 million and an average price per share of $55.95. The repurchase activities in the three months ended September 27, 2015 utilized all remaining authorized amounts under the share repurchase program. On a cumulative basis since inception of the program in 2011, we have repurchased 7.4 million shares of our common stock under the program for an aggregate cost of $350.0 million and an average price of $47.43.

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

Foreign currency

Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted.

In addition to the translation impact described above, currency rate fluctuations have an economic impact on our financial results. As the U.S. dollar strengthens or weakens against foreign currencies, it results in a relative price increase or decrease for certain of our products that are priced in U.S. dollars in a foreign location.

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

Market Growth and Market Share

The broadcast, enterprise, industrial, and network security markets in which we operate can generally be characterized as highly competitive and highly fragmented, with many players. Based on available data for our served markets, we estimate that our market shares range from approximately 5%—20%. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage. We monitor available data regarding market growth, including independent market research reports, publicly available indices, and the financial results of our direct and indirect peer companies, in order to estimate the extent to which our served markets grew or contracted during a particular period. We expect that our unit sales volume will increase or decrease consistently with the market growth rate. Our strategic goal is to utilize our Market Delivery System to target faster growing geographies, applications, and trends within our end markets, in order to achieve growth that is higher than the general market growth rate. To the extent that we exceed the market growth rates, we consider it to be the result of capturing market share.

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

Productivity Improvement Program and Acquisition Integration

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. We expected the productivity improvement program to reduce our operating expenses by approximately $18 million on an annualized basis, and we are substantially realizing such benefits. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs related to our Broadcast segment. We substantially completed the productivity improvement program and the integration activities in the second fiscal quarter of 2015.

In the three months ended September 27, 2015 and September 28, 2014, we recorded severance, restructuring, and integration costs of $0.1 million and $9.2 million, respectively, related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. We recorded $19.5 million and $48.8 million of such costs in the nine months ended September 27, 2015 and September 28, 2014, respectively. The other restructuring and integration costs primarily consisted of costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, relocation, travel, reserves for inventory obsolescence as a result of product line integration, costs to consolidate operating and support facilities, and other costs.

Grass Valley Restructuring Program

Our Broadcast segment has been negatively impacted by a decline in sales volume for our broadcast technology infrastructure products sold by our Grass Valley brand. Outside of the U.S., demand for these products has been impacted by the relative price increase of our products due to the strengthened U.S. dollar as well as the impact of lower energy prices, which result in lower capital spending. Within the U.S., demand for these products has been impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these current broadcast market conditions, we began to execute a restructuring program in the third fiscal quarter of 2015 to further reduce our cost structure. We recognized approximately $14.0 million of severance and other restructuring costs for this program for both the three and nine months ended September 27, 2015. We expect to incur approximately $16 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the fourth fiscal quarter of 2015. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we will begin to realize in the fourth fiscal quarter of 2015.

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

Critical Accounting Policies

During the nine months ended September 27, 2015:

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

Revenue allocated to support services under our Network Security Solutions support and maintenance contracts is paid in advance and recognized ratably over the term of the service. Revenue allocated to subscription-based software and remote ongoing operational services is also paid in advance and recognized ratably over the term of the service. Revenue allocated to professional services, including remote implementation services, is recognized as the services are performed.

Results of Operations

Consolidated Income from Continuing Operations before Taxes

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
		(In thousands, except percentages)
Revenues	$579,266	$610,774	-5.2%	$1,711,978	$1,699,355	0.7%
Gross profit	226,131	221,732	2.0%	668,056	601,834	11.0%
Selling, general and administrative expenses	128,140	119,104	7.6%	396,883	359,854	10.3%
Research and development	38,168	30,444	25.4%	110,999	82,633	34.3%
Amortization of intangibles	25,669	15,203	68.8%	78,090	42,739	82.7%
Operating income	34,502	58,011	-40.5%	83,543	119,848	-30.3%
Interest expense, net	25,416	21,497	18.2%	74,031	58,259	27.1%
Income from continuing operations before taxes	9,086	36,514	-75.1%	9,512	61,589	-84.6%

Revenues decreased in the three months ended September 27, 2015 and increased in the nine months ended September 27, 2015 from the comparable periods of 2014 due to the following factors:

•	Acquisitions contributed $34.9 million and $159.8 million of revenues, respectively.
•

Unfavorable currency translation, primarily due to the strengthened U.S. dollar compared to the euro and the Canadian dollar, resulted in revenue decreases of $36.5 million and $103.2 million, respectively.

•

Decreases in unit sales volume resulted in decreases in revenues of $16.5 million and $16.0 million, respectively. Soft demand for our broadcast infrastructure and industrial products was partially offset by strong demand for our enterprise and broadband connectivity products. From a geographic perspective, weakness in China, Europe, and Latin America was partially offset by strength in the U.S. and Canada.

•	Lower copper costs resulted in revenue decreases of $13.4 million and $28.0 million, respectively.

Gross profit for the three and nine months ended September 27, 2015 included $3.2 million and $6.3 million, respectively, of severance, restructuring, and acquisition integration costs. Gross profit for the nine months ended September 27, 2015 also included $0.3 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of Coast. Gross profit for the three and nine months ended September 28, 2014 included $5.3 million and $13.3 million, respectively, of severance, restructuring, and integration costs, and $0.9 million and $8.3 million, respectively, of cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Grass Valley and ProSoft.

Excluding these costs, gross profit for the three and nine months ended September 27, 2015 increased by $1.4 million and $51.3 million from the comparable periods of 2014, respectively, primarily due to acquisitions. Acquisitions contributed $26.7 million and $98.6 million of gross profit in the three and nine months ended September 27, 2015, respectively. The gross profit from acquisitions was partially offset by the impact of the decline in sales volume and unfavorable product mix, particularly in the Broadcast segment. Additionally, unfavorable currency translation reduced gross profit by $12.3 million and $37.8 million, respectively.

Selling, general and administrative expenses increased by $9.0 million in the three months ended September 27, 2015 from the comparable period of 2014 primarily due to our acquisitions. Acquisitions contributed $15.8 million of selling, general, and administrative expenses in the three months ended September 27, 2015. Additionally, severance, restructuring, and acquisition integration costs increased by $6.7 million. These increases were partially offset by favorable currency translation of $8.5 million and improved productivity of $5.0 million.

Selling, general and administrative expenses increased by $37.0 million in the nine months ended September 27, 2015 from the comparable period of 2014 primarily due to our acquisitions. Acquisitions contributed $70.8 million of selling, general, and administrative expenses in the nine months ended September 27, 2015. We also recognized $9.2 million of compensation expense as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition in the nine months ended September 27, 2015. These increases were partially offset by a decrease in severance, restructuring, and acquisition integration costs of $8.7 million. In addition, selling, general, and administrative expenses decreased due to favorable currency translation of $19.8 million and improved productivity of $14.5 million.

Research and development expenses increased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 primarily due to our acquisitions. Acquisitions contributed $8.7 million and $34.0 million of research and development expenses in the three and nine months ended September 27, 2015, respectively. These increases were partially offset by favorable currency translation of $2.4 million and $7.2 million, respectively. Research and development expenses also decreased due to improved productivity as a result of completed restructuring actions.

Amortization of intangibles increased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 due to our acquisitions. Acquisitions contributed $11.2 million and $38.8 million of amortization of intangibles in the three and nine months ended September 27, 2015, respectively. The increases were partially offset by favorable currency translation.

Operating income decreased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 due to the increases in selling, general, and administrative expenses, research and development expenses, and amortization of intangibles discussed above, partially offset by the increases in gross profit.

Interest expense increased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 due to the increase in our long-term debt balance as compared to the prior year.

Income from continuing operations before taxes decreased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 due to the decreases in operating income and increases in interest expense discussed above.

Income Taxes

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
		(In thousands, except percentages)
Income from continuing operations before taxes	$9,086	$36,514	-75.1%	$9,512	$61,589	-84.6%
Income tax benefit (expense)	5,725	(2,667)	-314.7%	7,340	(2,571)	-385.5%
Effective tax rate	-63.0%	7.3%		-77.2%	4.2%

We recognized income tax benefits of $5.7 million and $7.3 million for the three and nine months ended September 27, 2015, respectively, representing effective tax rates of (63.0%) and (77.2%), respectively. Our full year forecasted effective tax rate on full year forecasted pre-tax income is a negative rate (an income tax benefit) as a result of implemented tax planning strategies. The tax benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions. In addition, a significant factor impacting the income tax benefit for the nine months ended September 27, 2015 was the recognition of a $1.5 million tax benefit as a result of reducing a deferred tax valuation allowance related to a capital loss carryforward. Based on transactions in the nine months ended September 27, 2015, the capital loss carryforward has become fully realizable.

Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $2.0 million and $9.7 million for the nine months ended September 27, 2015 and September 28, 2014, respectively.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
	(In thousands, except percentages)
Adjusted Revenues	$590,115	$613,131	-3.8%	$1,758,079	$1,706,492	3.0%
Adjusted EBITDA	97,460	96,333	1.2%	286,065	259,634	10.2%
as a percent of adjusted revenues	16.5%	15.7%		16.3%	15.2%

Adjusted Revenues decreased in the three months ended September 27, 2015 and increased in the nine months ended September 27, 2015 from the comparable periods of 2014 due to the following factors:

•	Acquisitions contributed $45.8 million and $205.8 million of revenues, respectively.
•

Unfavorable currency translation, primarily due to the strengthening U.S. dollar compared to the euro and the Canadian dollar, resulted in revenue decreases of $36.5 million and $103.2 million, respectively.

•

Decreases in unit sales volume resulted in decreases in revenues of $18.9 million and $23.0 million, respectively. Soft demand for our broadcast infrastructure and industrial products was partially offset by strong demand for our enterprise and broadband connectivity products. From a geographic perspective, weakness in China, Europe, and Latin America was partially offset by strength in the U.S. and Canada.

•	Lower copper costs resulted in revenue decreases of $13.4 million and $28.0 million, respectively.

Adjusted EBITDA increased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 primarily due to acquisitions, which contributed $14.4 million and $43.6 million of Adjusted EBITDA, respectively. In addition, Adjusted EBITDA increased due to improved productivity as a result of our recently completed restructuring activities. These factors were partially offset by the impact of the declines in unit sales volume discussed above, as well as unfavorable product mix. Further, unfavorable currency translation resulted in decreases in Adjusted EBITDA of $2.2 million and $13.1 million, respectively.

Use of Non-GAAP Financial Information

Adjusted Revenues and Adjusted EBITDA are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide these non-GAAP results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value and transaction costs; revenue and cost of sales deferrals for certain acquired product lines subject to software revenue recognition accounting requirements; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; depreciation expense; gains (losses) on debt extinguishment; discontinued operations; and other costs. We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States and may not be comparable to similarly titled measures presented by other companies. The following tables reconcile our non-GAAP financial measures to our GAAP results:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except percentages)
GAAP revenues	$579,266	$610,774	$1,711,978	$1,699,355
Deferred revenue adjustments (1)	10,849	2,357	46,101	7,137

Adjusted revenues	$590,115	$613,131	$1,758,079	$1,706,492

GAAP operating income	$34,502	$58,011	$83,543	$119,848
Amortization of intangible assets	25,669	15,203	78,090	42,739
Severance, restructuring, and acquisition integration costs (2)	14,143	9,158	33,533	48,809
Deferred gross profit adjustments (1)	11,328	2,357	46,426	6,722
Purchase accounting effects related to acquisitions (3)	-	858	9,422	9,873
Depreciation expense	11,818	10,746	35,051	31,643

Adjusted EBITDA	$97,460	$96,333	$286,065	$259,634

GAAP operating income margin	6.0%	9.5%	4.9%	7.1%
Adjusted EBITDA margin	16.5%	15.7%	16.3%	15.2%

(1) For the nine months ended September 27, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire. See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions.

(2) See Note 7 to the Condensed Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities, for details.

(3) For the nine months ended September 27, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. For the nine months ended September 28, 2014, we recognized $8.3 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisitions of Grass Valley and ProSoft. See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions.

Segment Results of Operations

For additional information regarding our segment measures, see Note 3 to the Condensed Consolidated Financial Statements.

Broadcast Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
		(In thousands, except percentages)
Segment Revenues	$228,097	$256,587	-11.1%	$661,098	$675,350	-2.1%
Segment EBITDA	34,880	38,450	-9.3%	95,726	95,939	-0.2%
as a percent of segment revenues	15.3%	15.0%		14.5%	14.2%

Broadcast revenues decreased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 due to decreases in unit sales volume of $16.1 million and $37.9 million, respectively. The decrease in volume related to our broadcast technology infrastructure products sold by our Grass Valley brand. The decrease in volume for these products was most significant outside of the U.S., due to the the relative price increase of our products from the strengthened U.S. dollar as well as the impact of lower energy prices, which result in lower capital spending. Within the U.S., volume for these products was negatively impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. The decline in volume for broadcast infrastructure products has been partially offset by strong demand for our broadband connectivity products, sold by our PPC brand. In addition, unfavorable currency translation resulted in revenue decreases of $10.5 million and $25.8 million, respectively. Lower copper costs resulted in decreases in revenues of $1.9 million and $3.9 million, respectively. Acquisitions contributed $53.3 million of revenues in the nine months ended September 27, 2015.

Broadcast EBITDA decreased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 primarily due to the declines in revenues, as discussed above. In addition, Broadcast EBITDA decreased due to unfavorable product mix. These factors were partially offset by improved productivity as a result of our recently completed restructuring and acquisition integration activities. Accordingly, Broadcast EBITDA margins increased to 15.3% and 14.5% for the three and nine months ended September 27, 2015, respectively.

Enterprise Connectivity Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
		(In thousands, except percentages)
Segment Revenues	$113,773	$115,349	-1.4%	$335,803	$345,015	-2.7%
Segment EBITDA	18,232	17,730	2.8%	53,214	51,572	3.2%
as a percent of segment revenues	16.0%	15.4%		15.8%	14.9%

Enterprise Connectivity revenues decreased in the three and nine months ended September 27, 2015 from the comparable periods of 2014. Unfavorable currency translation resulted in revenue decreases of $6.8 million and $19.5 million, respectively. Lower copper costs resulted in revenue decreases of $4.9 million and $9.4 million, respectively. Increases in unit sales volume resulted in increases in revenues of $10.1 million and $19.7 million, respectively. The increase in unit sales volume was most notable in the U.S. Sales volume benefited from improved non-residential construction spending.

Enterprise Connectivity EBITDA increased in the three and nine months ended September 27, 2015 from the comparable periods of 2014 due to the increases in units sales volume discussed above and improved product mix as a result of increased focus on the sale of end-to-end solutions. Accordingly, EBITDA margins improved to 16.0% and 15.8% for the three and nine months ended September 27, 2015, respectively.

Industrial Connectivity Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
		(In thousands, except percentages)
Segment Revenues	$147,702	$171,105	-13.7%	$461,549	$508,667	-9.3%
Segment EBITDA	23,225	26,487	-12.3%	76,078	79,631	-4.5%
as a percent of segment revenues	15.7%	15.5%		16.5%	15.7%

Industrial Connectivity revenues decreased in the three and nine months ended September 27, 2015 from the comparable periods of 2014. Unfavorable currency translation resulted in revenue decreases of $12.0 million and $34.6 million, respectively. Lower copper costs resulted in revenue decreases of $6.6 million and $14.7 million, respectively. Decreases in unit sales volume resulted in revenue decreases of $9.2 million and $9.6 million, respectively. Sales volume declines resulted primarily from the impact of lower energy prices, which result in lower capital spending for industrial projects. The acquisition of Coast in November 2014 contributed $4.4 million and $11.8 million in revenues for the three and nine months ended September 27, 2015, respectively.

Industrial Connectivity EBITDA decreased in the three and nine months ended September 27, 2015 from the comparable periods of the prior year by $3.3 million and $3.6 million, respectively. EBITDA was negatively impacted by unfavorable currency translation of $1.3 million and $3.9 million, respectively. The decreases in revenues discussed above also contributed to the decreases in EBITDA. The decreases in EBITDA were partially offset by the acquisition of Coast, which contributed EBITDA of $1.7 million and $4.1 million, respectively, favorable product mix, and improved productivity due to our recently completed restructuring activities.

Industrial IT Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
		(In thousands, except percentages)
Segment Revenues	$59,184	$70,090	-15.6%	$181,527	$177,460	2.3%
Segment EBITDA	10,466	13,618	-23.1%	31,731	32,012	-0.9%
as a percent of segment revenues	17.7%	19.4%		17.5%	18.0%

Industrial IT revenues decreased in the three months ended September 27, 2015 from the comparable period of 2014, primarily due to unfavorable currency translation of $7.1 million. In addition, decreases in unit sales volume resulted in a decrease in revenues of $3.8 million. Sales volume decreases in the three months ended September 27, 2015 were most notable within the United States and Canada.

Industrial IT revenues increased in the nine months ended September 27, 2015 from the comparable period of 2014, primarily due to the acquisition of ProSoft, which contributed $22.6 million of revenues. Increases in unit sales volume resulted in an increase in revenues of $4.7 million. Unfavorable currency translation of $23.2 million partially offset the increases in revenues.

Industrial IT EBITDA decreased in the three months ended September 27, 2015 from the comparable period of 2014, primarily due to the decrease in revenues discussed above. Additionally, unfavorable currency translation resulted in a decrease in EBITDA of $2.7 million. These factors were partially offset by improved productivity as a result of our recently completed restructuring activities.

Industrial IT EBITDA decreased in the nine months ended September 27, 2015 from the comparable period of 2014, primarily due to unfavorable currency translation of approximately $9.7 million. This decrease was partially offset by the acquisition of ProSoft, which contributed $4.8 million of EBITDA in the nine months ended September 27, 2015, and improved productivity as a result of our recently completed restructuring activities.

Network Security Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
		(In thousands, except percentages)
Segment Revenues	$41,359	$-	n/a	$118,102	$-	n/a
Segment EBITDA	11,240	-	n/a	29,913	-	n/a
as a percent of segment revenues	27.2%	n/a		25.3%	n/a

Network Security consists of the Tripwire business acquired on January 2, 2015. Tripwire is a leading global provider of advanced threat, security and compliance solutions. The Network Security Solutions’ EBITDA margins for the three and nine months ended September 27, 2015 of 27.2% and 25.3%, respectively, are reflective of the margins for software solutions, which are higher than margins on product lines in our other global platforms.

Discontinued Operations

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. During 2013, we collected a partial settlement of $4.2 million from the escrow. During 2015, we agreed to a final settlement with the buyer of Trapeze regarding the escrow. In the nine months ended September 27, 2015, we collected $3.5 million of the escrow receivable and recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations. Additionally, in both the three and nine months ended September 27, 2015, we recognized a $0.2 million net loss from discontinued operations for income tax expense related to this disposed business.

In 2012, we sold our Thermax and Raydex cable business for $265.6 million in cash and recognized a pre-tax gain of $211.6 million ($124.7 million net of tax). At the time the transaction closed, we received $265.6 million in cash, subject to a working capital adjustment. In the nine months ended September 28, 2014, we recognized a $0.9 million ($0.6 million net of tax) loss from disposal of discontinued operations related to this business as a result of settling the working capital adjustment and other matters.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Net cash provided by (used for):
Operating activities	$91,981	$64,766
Investing activities	(730,779)	(343,305)
Financing activities	146,215	120,384
Effects of currency exchange rate changes on cash and cash equivalents	(6,682)	(6,047)

Decrease in cash and cash equivalents	(499,265)	(164,202)
Cash and cash equivalents, beginning of period	741,162	613,304

Cash and cash equivalents, end of period	$241,897	$449,102

Net cash provided by operating activities totaled $92.0 million for the nine months ended September 27, 2015, compared to $64.8 million for the comparable period of 2014. The most significant factor impacting the increase in cash provided by operating activities was the change in operating assets and liabilities. For the nine months ended September 27, 2015, changes in operating assets and liabilities were a use of cash of $45.0 million, compared to $74.1 million for the comparable period of 2014.

Receivables were a use of cash of $6.5 million for the nine months ended September 27, 2015, compared to a use of cash of $44.6 million for the nine months ended September 28, 2014. The use of cash for receivables improved as a result of the decline in sales volume compared to the prior year.

Inventories were a source of cash of $8.0 million for the nine months ended September 27, 2015, while inventories were a source of cash of $4.2 million for the comparable period of 2014. Inventories improved as a source of cash due to our Lean enterprise initiatives as well as the decline in sales volume compared to the prior year.

Accounts payable were a use of cash of $56.0 million for the nine months ended September 27, 2015, compared to a use of cash of $7.6 million for the nine months ended September 28, 2014. The use of cash for accounts payable increased primarily due to the timing of payments.

Accrued liabilities were a source of cash of $29.4 million for the nine months ended September 27, 2015, compared to a use of cash of $24.4 million for the nine months ended September 28, 2014. The source of cash for accrued liabilities improved primarily as a result of the increase in deferred revenue for our acquired Network Security segment.

Net cash used for investing activities totaled $730.8 million for the nine months ended September 27, 2015 compared to $343.3 million for the nine months ended September 28, 2014. Investing activities for the nine months ended September 27, 2015 included payments for acquisitions, net of cash acquired, of $695.3 million and capital expenditures of $39.1 million. Investing activities for the nine months ended September 28, 2014 included payments for acquisitions, net of cash acquired, of $313.1 million and capital expenditures of $31.1 million.

Net cash provided by financing activities for the nine months ended September 27, 2015 totaled $146.2 million, compared to $120.4 million for the nine months ended September 28, 2014. Financing activities for the nine months ended September 27, 2015 included borrowings of $200.0 million to partially fund the acquisition of Tripwire, payments under our share repurchase program of $39.1 million, net payments related to share based compensation activities of $6.5 million, and cash dividend payments of $6.4 million. Financing activities for the nine months ended September 28, 2014 included the issuance of $200.0 million of 5.25% senior subordinated notes due 2024, payments under our share repurchase program of $62.2 million, debt issuance cost payments of $6.6 million, and cash dividend payments of $6.6 million.

Our cash and cash equivalents balance was $241.9 million as of September 27, 2015. Of this amount, $141.8 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of September 27, 2015 consisted of $1.5 billion of senior subordinated notes, $245.2 million of term loan borrowings, and $200.0 million of borrowings under our Revolver. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements. As of September 27, 2015, we had $111.2 million in available borrowing capacity under our Revolver.

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

35

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 27, 2015.

	Principal Amount by Expected Maturity			Fair Value
	2015	Thereafter	Total
	(In thousands, except interest rates)
Revolving credit agreement due 2018	$-	$200,000	$200,000	$200,000
Average interest rate		1.94%

Variable-rate term loan due 2020	$1,250	$243,905	$245,155	$245,155
Average interest rate	3.25%	3.25%

Fixed-rate senior subordinated notes due 2022	$-	$700,000	$700,000	$691,250
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2023	$-	$566,207	$566,207	$537,600
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2024	$-	$200,000	$200,000	$188,500
Average interest rate		5.25%

Fixed-rate senior subordinated notes due 2019	$-	$5,221	$5,221	$5,221
Average interest rate		9.25%

Total			$1,916,583	$1,867,726

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

PPC Broadband, Inc. v. Corning Optical Communications RF, LLC (U.S. Dist. Ct., N.D.N.Y. Civil Action No. 5:11-cv-00761-GLS-DEP)—On July 5, 2011, the Company’s wholly-owned subsidiary, PPC Broadband, Inc. (f/k/a John Mezzalingua Associates, Inc., d/b/a PPC) (“PPC”), filed an action for patent infringement in the U.S. District Court for the Northern District of New York against Corning Optical Communications RF LLC (f/k/a Corning Gilbert, Inc.) (“Corning”). The Complaint alleged that Corning infringed two of PPC’s patents – U.S. Patent Nos. 6,558,194 and 6,848,940 – each entitled “Connector and Method of Operation.” On July 23, 2015, a jury found that Corning willfully infringed both patents. We have not recorded any amounts in our consolidated financial statements related to this matter, as the court has not entered judgment and is considering post-trial motions filed by the parties.

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

Item 1A:	Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2014 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding our stock repurchases for the three months ended September 27, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2015 through August 2, 2015	-	$-	-	$39,053,228
August 3, 2015 through August 30, 2015	697,945	55.95	697,945	-
August 31, 2015 through September 27, 2015	-	-	-	-

Total	697,945	$55.95	697,945	$-

(1) In July 2011, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allows us to purchase up to an additional $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program was funded by cash on hand and free cash flow. The repurchase activities in the three months ended September 27, 2015 utilized all remaining authorized amounts under the share repurchase program. On a cumulative basis since inception of the program in 2011, we have repurchased 7.4 million shares of our common stock under the program for an aggregate cost of $350.0 million and an average price of $47.43.

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

BELDEN INC.

Date: November 3, 2015	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date: November 3, 2015	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date: November 3, 2015	By:	/s/ Douglas R. Zink
Douglas R. Zink
Vice President and Chief Accounting Officer