Form 10-K
period 2015-12-31
BELDEN INC.
filed 2016-02-25
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

At June 28, 2015, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $3,125,920,926 based on the closing price ($84.25) of such stock on such date.

There were 41,987,913 shares of registrant’s Common Stock outstanding on February 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2015 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1.	Business

General

Belden Inc. (Belden, the Company, us, we, or our) is an innovative signal transmission solutions company built around five global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, Industrial IT Solutions, and Network Security Solutions. Each of the global business platforms represents a reportable segment. Financial information about our segments appears in Note 5 to the Consolidated Financial Statements.

Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers (OEMs). Belden Inc. is a Delaware corporation incorporated in 1988, but the Company’s roots date back to its founding by Joseph Belden in 1902.

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

•

Cash Generation—Our pursuit of operational excellence results in the generation of significant cash flow. We generated cash flows from operating activities of $236.4 million, $194.0 million, and $164.6 million in 2015, 2014, and 2013, respectively.

•

Portfolio Improvement—We utilize the cash flow generated by our business to fuel our continued transformation and generate shareholder value. We continuously improve our portfolio to ensure we provide the most complete, end-to-end solutions to our customers. Our portfolio is designed with balance across end markets and geographies to ensure we can meet our goals in most economic environments. We have a disciplined acquisition cultivation, execution, and integration system that allows us to invest in outstanding companies that strengthen our capabilities and enhance our ability to serve our customers.

Segments

We operate our business under the following segments:

	Percentage of Segment Revenues (1)
	2015	2014	2013
Broadcast Solutions	38.2%	40.0%	32.6%
Enterprise Connectivity Solutions	18.9%	19.6%	23.7%
Industrial Connectivity Solutions	25.6%	29.4%	32.7%
Industrial IT Solutions	10.3%	11.0%	11.0%
Network Security Solutions	7.0%	n/a	n/a

(1)	See Note 5 to the Consolidated Financial Statements for additional information regarding our segment measures.

Broadcast

The Broadcast Solutions (Broadcast) segment is a leading provider of production, distribution, and connectivity systems for television broadcast, cable, satellite, and IPTV industries. We target end-use customers in markets such as outside broadcast, sport venues, broadcast studios, and cable, broadband, satellite, and telecommunications service providers. Our products are used in a variety of applications, including live production signal management, program playout for broadcasters, monitoring for pay-TV operators, and broadband connectivity. Broadcast products and solutions include camera mounted fiber solutions, interfaces and routers, broadcast and audio-visual cable solutions, monitoring systems, in-home network systems, playout systems, outside plant connectivity products, and other cable and connectivity products.

Our hardware and software solutions for the broadcast infrastructure industry span the full breadth of television operations, including production, content management, playout, and delivery. Many of our broadcast infrastructure solutions are designed for live content creation, which is viewed as a growth opportunity for the segment. For the broadband distribution industry, we manufacture flexible, copper-clad coaxial cable and associated connector products for the high-speed transmission of data, sound, and video (broadband) that are used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. Our connectivity solutions include several major product categories: coax connector products that allow for connections from the provider network to the subscribers’ devices; hardline connectors that allow service providers to distribute their services within a city, a town, or a neighborhood; entry devices that serve to manage and remove network signal noise that could impair performance for the subscriber; and traps and filtering devices that allow service providers to control the signals that are transmitted to the subscriber. Our portfolio of broadband distribution products is well positioned for growth opportunities as broadband consumption continues to increase both in developed and emerging markets. The Broadcast segment also manufactures a variety of multiconductor and coaxial cable and connector products, which distribute audio and video signals for use in broadcast television including digital television and high definition television, broadcast radio, pre- and post-production facilities, recording studios, and public facilities such as casinos, arenas, and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems, and consumer audio products. We also provide specialized cables for security applications such as video surveillance systems, airport baggage screening, building access control, motion detection, public address systems, and advanced fire alarm systems.

Broadcast products are sold through a variety of channels, including: broadcast specialty distributors; audio systems installers; directly to the major television networks including ABC, CBS, Fox, and NBC; directly to broadband service providers, including Comcast, DirectTV, and Time Warner; directly to specialty system integrators; directly to OEMs; and other distributors.

Enterprise

The Enterprise Connectivity Solutions (Enterprise) segment provides network infrastructure solutions for enterprise customers. We serve customers in markets such as healthcare, education, financial, and government. Enterprise product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, and racks and enclosures. Our products are used in applications such as data centers, local area networks, access control, and building automation. Enterprise provides true end-to-end copper and fiber network systems to include cable, assemblies, interconnect panels, and enclosures. Our high-performance solutions support all networking protocols to include 100G+ Ethernet technologies. Enterprise products also include intelligent power, cooling, and airflow management for mission-critical data center operations. The Enterprise product portfolio is designed to support Internet Protocol convergence, the increased use of wireless communications, and cloud-based data centers by our customers.

Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.

Industrial Connectivity

The Industrial Connectivity Solutions (Industrial Connectivity) segment is a leading provider of high performance networking components and machine connectivity products. Industrial Connectivity products include physical network and fieldbus infrastructure components and on-machine connectivity systems customized to end user and OEM needs. Products are designed to provide reliability and confidence of performance for a wide range of industrial automation applications. We target end-use customers in markets such as discrete automation, process automation, oil and gas, power generation, power transmission and distribution, and mobile automation. Our products are used in applications such as network and fieldbus infrastructure; sensor and actuator connectivity; power, control, and data transmission; and mobile machines. Industrial Connectivity products include solutions such as industrial and input/output (I/O) connectors, industrial cables, IP and networking cables, I/O modules, distribution boxes, ruggedized controls and sensors, customer specific wiring solutions, and load-moment indicator systems as well as controllers and sensors for the mobile crane market.

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

Industrial IT

The Industrial IT Solutions (Industrial IT) segment provides mission-critical networking systems that provide the end-users with the highest confidence of reliability, availability, and security. We target end-use customers in markets such as discrete automation, process automation, energy, and transportation systems, and our products are used in such applications as network infrastructure, wireless, and security. Industrial IT products include security devices, Ethernet switches and related equipment, routers and gateways, network management software, and wireless systems. Our industrial Ethernet switches and related equipment can be both rail-mounted and rack-mounted, and are used for factory automation, power generation and distribution, process automation, and large-scale infrastructure projects such as bridges, wind farms, and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. The Industrial IT product portfolio supports the continued deployment of industrial Ethernet technology throughout industrial manufacturing processes.

Industrial IT products are sold directly to end-use customers, directly to OEMs, and through distributors.

Network Security Solutions

The Network Security Solutions (Network Security) segment provides advanced threat protection, security, and compliance solutions for mission-critical networks. Network Security delivers highly specialized and proven software and services to prevent, detect, and respond to critical business cyber-threats. We target end-use customers in markets such as utilities and energy, retail and consumer, healthcare, financial services and insurance, government, and media and telecommunications. Network Security products are based on high-fidelity asset visibility and deep endpoint intelligence combined with business-context, and enable security automation through enterprise integration. The Network Security product portfolio of enterprise-class security solutions includes configuration and policy management, file integrity monitoring, vulnerability management and log intelligence.

Network Security products are sold directly to end-use customers.

See Note 5 to the Consolidated Financial Statements for additional information regarding our segments.

Acquisitions

A key part of our business strategy includes acquiring companies to support our growth and product portfolio. Our acquisition strategy is based upon targeting leading companies that offer innovative products and strong brands. We utilize a disciplined approach to acquisitions based on product and market opportunities. When we identify acquisition candidates, we conduct rigorous financial and cultural analyses to make certain that they meet both our strategic plans and our goals for return on invested capital.

We have completed a number of acquisitions in recent years as part of this strategy. Most recently, on January 7, 2016, we acquired M2FX Limited (M2FX), a manufacturer of fiber optic cable and fiber protection solutions for broadband and telecommunications networks. The results of M2FX will be included in our Broadcast segment.

In January 2015, we acquired Tripwire, Inc. (Tripwire), a leading global provider of advanced threat, security, and compliance solutions, creating a new platform, Network Security Solutions. Tripwire’s solutions enable enterprises, service providers, manufacturers, and government agencies to detect, prevent, and respond to growing security threats.

In November 2014, we acquired Coast Wire and Plastic Tech., LLC (Coast), a leading manufacturer of custom wire and cable solutions used in high-end medical device, military and defense, and industrial applications. In June 2014, we acquired ProSoft Technology, Inc. (ProSoft), a leading manufacturer of industrial networking products that translate between disparate automation systems, including the various protocols used by different automation vendors. In March 2014, we acquired Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley), leading providers of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions.

In 2013, we acquired Softel Limited (Softel), a key technology supplier to the media sector with a portfolio of technologies well aligned with broadcast industry trends and growing demand.

For more information regarding these transactions, see Notes 3 and 25 to the Consolidated Financial Statements.

Customers

We sell to distributors, OEMs, installers, and end-users. Sales to the distributor Anixter International Inc. represented approximately 12% of our consolidated revenues in 2015. No other customer accounted for more than 10% of our revenues in 2015.

We have supply agreements with distributors and OEM customers. In general, our customers are not contractually obligated to buy our products exclusively, in minimum amounts, or for a significant period of time. We believe that our relationships with our customers and distributors are good and that they are loyal to Belden products as a result of our reputation, the breadth of our product portfolio, the quality and performance characteristics of our products, and our customer service and technical support, among other reasons.

International Operations

In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Brazil, Canada, China, Japan, Mexico, and St. Kitts, as well as in various countries in Europe. During 2015, approximately 45% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.

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

The markets in which we operate can be generally categorized as highly competitive with many players. In order to maximize our competitive advantages, we manage our product portfolio to capitalize on secular trends and high-growth applications in those markets. Based on available data for our served markets, we estimate that our market share ranges from approximately 5% – 20%. A substantial acquisition in one of our served markets would be necessary to meaning fully change our estimated market share percentage.

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

Our most significant investments in research and development occur in our Broadcast, Network Security, and Industrial IT platforms. The research and development investments for these platforms include a focus on the following developments:

•

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

•

For network security products, there is a compelling need among global enterprises, service providers and government agencies to detect, prevent and respond to cyber security threats. This is a long-standing need within corporate networks, but we believe the rapid proliferation of new devices in the “internet of things” will cause this need to broaden and accelerate. Additionally, cyber-attacks are moving beyond traditional targets into critical infrastructure, which will further amplify the importance of our work in network security.

Part of our research and development is focused on creating scalable, efficient technologies to provide real-time instrumentation and analytics across entire networks. This includes delivering high-fidelity visibility and deep intelligence about networked systems, their vulnerabilities, and providing actionable information about how to effectively secure them. Additionally, we have highly-skilled and active research teams who analyze current and anticipated threats, and provide offerings to the market to enable customers to quickly detect and resolve cybersecurity threats.

•

In the industrial networking market, there is a growing trend toward adoption of industrial Ethernet technology, bringing to the critical infrastructure the advantages of digital communication and the ability to network devices made by different manufacturers and integrate them with enterprise systems. While the adoption of this technology is at a more advanced stage in certain regions of the world, we believe that the trend will globalize. This trend will also lead to a rising need for wireless systems for some applications and for cybersecurity to protect this critical infrastructure.

Our research and development efforts are also focused on fiber optic technology, which presents a potential substitute for certain of the copper-based products that comprise a portion of our revenues. Fiber optic cables have certain advantages over copper-based cables in applications where large amounts of information must travel significant distances and where high levels of information security are required. While the cost to interface electronic and optical light signals and to terminate and connect optical fiber remains comparatively high, we expect that in future years the cost difference versus traditional copper networks will diminish. We sell fiber optic infrastructure, and many customers specify these products in combination with copper-based infrastructure. The final stage of most networks remains almost exclusively copper-based, and we expect that it will continue to be copper for the foreseeable future. However, if a significant decrease in the cost of fiber optic systems relative to the cost of copper-based systems were to occur, such systems could become superior on a price/performance basis to copper-based systems. Part of our research and development efforts focus on expanding our fiber-optic based product portfolio.

Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. We consider our patents and trademarks to be valuable assets. Our most prominent trademarks are: Belden®, Alpha Wire™, Mohawk®, West Penn Wire™, Hirschmann®, Lumberg Automation™, SignalTight®, GarrettCom®, Poliron™, Tofino®, PPC®, Grass Valley®, ProSoft Technology®, and Tripwire®.

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

	2015	2014	2013
Copper spot prices per pound
High	$2.95	$3.43	$3.78
Low	$2.02	$2.54	$3.03

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

Backlog

Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are subject to cancellation or rescheduling by the customer. As of December 31, 2015, our backlog of orders believed to be firm was $184.8 million. The majority of the backlog at December 31, 2015 is scheduled to be shipped in 2016.

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

Employees

As of December 31, 2015, we had approximately 8,200 employees worldwide. We also utilized approximately 500 workers under contract manufacturing arrangements. Approximately 1,800 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.

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

Executive Officers

The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 25, 2016. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John Stroup	49	President, Chief Executive Officer and Director
Brian Anderson	41	Senior Vice President, Legal, General Counsel and Corporate Secretary
Henk Derksen	47	Senior Vice President, Finance, and Chief Financial Officer
Christoph Gusenleitner	51	Executive Vice President, Industrial Connectivity Solutions
Dean McKenna	47	Senior Vice President, Human Resources
Glenn Pennycook	53	Executive Vice President, Enterprise Connectivity Solutions
Ross Rosenberg	46	Senior Vice President, Strategy and Corporate Development
Dhrupad Trivedi	49	Executive Vice President, Industrial IT Solutions
Roel Vestjens	41	Executive Vice President, Broadcast Solutions
Doug Zink	40	Vice President and Chief Accounting Officer

John Stroup has been President, Chief Executive Officer and a member of the Board since October 2005. From 2000 to the date of his appointment with the Company, he was employed by Danaher Corporation, a manufacturer of professional instrumentation, industrial technologies, and tools and components. At Danaher, he initially served as Vice President, Business Development. He was promoted to President of a division of Danaher’s Motion Group and later to Group Executive of the Motion Group. Earlier, he was Vice President of Marketing and General Manager with Scientific Technologies Inc. He has a B.S. in Mechanical Engineering from Northwestern University and an M.B.A. from the University of California at Berkeley Haas School of Business.

Brian Anderson was appointed Senior Vice President, Legal, General Counsel and Corporate Secretary in April 2015. Prior to that, he served as Corporate Attorney for the Company from May 2008 through March 2015. Prior to joining Belden, Mr. Anderson was in private practice at the law firm Lewis Rice. Mr. Anderson has a B.S.B. in Accounting and an M.B.A. from Eastern Illinois University and holds a J.D. from Washington University in St. Louis.

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

Dean McKenna was appointed Senior Vice President, Human Resources in May 2015. Prior to joining Belden, he was Vice President of Human Resources for the international business of SC Johnson. Prior to SC Johnson, he worked in various senior international human resource, organizational development and talent positions at Ingredion, Akzo Nobel and ICI Group PLC. He received his degree in Strategic Human Resource Management at the Nottingham Business School in the United Kingdom.

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

Ross Rosenberg has been Senior Vice President of Strategy & Corporate Development at the Company in February 2013, and became an executive officer in May 2014. Prior to joining the Company, he led corporate development and global marketing at First Solar, the world’s largest provider of utility-scale solar power plant solutions. Prior to First Solar, Mr. Rosenberg ran a division of Danaher, a large diversified industrial technology company. At Danaher, he held several executive management roles, as well as vice president, marketing for a division and group vice president, strategy and business development. Mr. Rosenberg holds a B.S. in Accounting from University of Illinois, an M.B.A. from The Wharton School at the University of Pennsylvania and is a Certified Public Accountant.

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

Cautionary Information Regarding Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to investors, analysts, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “forecast,” “guide,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in the following section and in the other documents that we file with the SEC.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1A.	Risk Factors

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

Changes in foreign currency rates and commodity prices can impact the buying power of our customers. For example, a strengthened U.S. dollar can result in relative price increases for our products for customers outside of the U.S., which can have a negative impact on our revenues and results of operations. Furthermore, customers’ ability to invest in capital expenditures, such as our products, can depend upon proceeds from commodities, such as oil and gas markets. A decline in energy prices, therefore, can have a negative impact on our revenues and results of operations.

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

The global markets in which we operate are highly competitive.

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

The majority of our sales are through distributors. These distributors purchase and carry the products of our competitors along with our products. Our largest distributor, Anixter International Inc., accounted for 12% of our revenue in 2015. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

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

In order to meet the goals in our strategic plan, we must grow our business, both organically and through acquisitions. Our goal is to generate total revenue growth of 5-7% per year in constant currency. We may be unable to achieve this desired growth due to a failure to identify growth opportunities, such as trends and technological changes in our end markets. We may ineffectively execute our Market Delivery System, which is designed to identify and capture growth opportunities. The broadcast, enterprise, and industrial end markets we serve may not experience the growth we expect. Further, those markets may be unable to sustain growth on a long-term basis, particularly in emerging markets. If we are unable to achieve our goals related to growth, it could have a material adverse effect on our results of operations, financial position, and cash flows.

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

In order to meet the goals in our strategic plan, we must complete further acquisitions. The extent to which appropriate acquisitions are made will affect our overall growth, operating results, financial condition, and cash flows. Our ability to acquire businesses successfully will decline if we are unable to identify appropriate acquisition targets consistent with our strategic plan, the competition among potential buyers increases, the cost of acquiring suitable businesses becomes too expensive, or we lack sufficient sources of capital. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire.

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

We rely on our information systems and those of third parties for storing proprietary company information about our products and intellectual property, as well as for processing customer orders, manufacturing and shipping products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. Any disruption, whether from hackers or other sources, in our information systems or those of the third parties upon whom we rely could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement potential future information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

We, and others on our behalf, store “personally identifiable information” with respect to employees, vendors, customers, and others. While we have implemented safeguards to protect the privacy of this information, it is possible that hackers or others might obtain this information. If that occurs, in addition to having to take potentially costly remedial action, we also may be subject to fines, penalties, lawsuits, and reputational damage.

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

Approximately 45% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Japanese yen, the Mexican peso, the Australian dollar, the British pound, and the Brazilian real. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported revenues and earnings.

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

Changes in U.S. or international tax laws could materially affect our financial position and results of operations. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. If tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but it is possible such changes could adversely impact our financial results.

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

Of our $216.8 million cash and cash equivalents balance as of December 31, 2015, $114.7 million was held outside of the U.S. in our foreign operations. If we were to repatriate the foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations.

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

We have a strong legal compliance and ethics program, including a code of business conduct and ethics, policies on anti-bribery, export controls, environmental, and other legal compliance areas, a robust reporting hotline, and periodic training to relevant associates on these matters. While we believe that this program should reduce the likelihood of a legal compliance violation, such a violation could still occur, disrupting our business through fines, penalties, diversion of internal resources, and negative publicity.

Some of our employees are members of collective bargaining groups, and we might be subject to labor actions that would interrupt our business.

Some of our employees, primarily outside the U.S., are members of collective bargaining groups. We believe that our relations with employees are generally good. However, if there were a dispute with one of these bargaining groups, the affected operations could be interrupted, resulting in lost revenues, lost profit contribution, and customer dissatisfaction.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2016 through 2026.

The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2015.

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Network Security Solutions	Utilized by Multiple Segments	Total
Brazil	—	—	1	—	—	—	1
Canada	1	—	1	—	—	—	2
China	1	—	—	—	—	1	2
Czech Republic	—	—	1	—	—	—	1
Denmark	1	1	—	—	—	—	2
Germany	—	—	2	2	—	—	4
Hungary	—	—	—	—	—	1	1
Italy	—	—	—	—	—	1	1
Japan	1	—	—	—	—	—	1
Mexico	1	—	—	—	—	2	3
Netherlands	1	—	1	—	—	—	2
St. Kitts	1	—	—	—	—	—	1
United Kingdom	1	—	—	—	—	—	1
United States	3	—	3	1	2	5	14

Total	11	1	9	3	2	10	36

In addition to the manufacturing and other operating facilities summarized above, our segments also utilize approximately 32 warehouses worldwide. As of December 31, 2015, we owned or leased a total of approximately 8 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.

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

As of February 23, 2016, there were 307 record holders of common stock of Belden Inc.

We declared a dividend of $0.05 per share in each quarter of 2015 and 2014. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.

Common Stock Prices and Dividends

	2015 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$92.81	$95.56	$84.00	$65.00
Low	$77.67	$83.00	$46.83	$44.37

	2014 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$75.23	$79.20	$79.30	$82.90
Low	$61.81	$67.15	$64.69	$58.06

In July 2011, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allowed us to purchase up to an additional $200.0 million of our common stock. This program was funded by cash on hand and cash flows from operating activities. The program did not have an expiration date and could have been suspended at any time at the discretion of the Company.

From inception of the program to December 31, 2015, we repurchased 7.4 million shares of our common stock under the program for an aggregate cost of $350.0 million and an average price of $47.43. In 2015, we repurchased 0.7 million shares of our common stock under the share repurchase program for an aggregate cost of $39.1 million and an average price per share of $55.95. The repurchase activities in 2015 utilized all remaining authorized amounts under the share repurchase program. We did not repurchase any shares during the three month period ended December 31, 2015. In 2014, we repurchased 1.3 million shares of our common stock under the program for an aggregate cost of $92.2 million and an average price of $73.06 per share. In 2013, we repurchased 1.7 million shares of our common stock under the program for an aggregate cost of $93.8 million and an average price of $54.76 per share.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2015, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2010, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

(1)	The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending December 31,
Company Name / Index		2011	2012	2013	2014	2015
Belden Inc.		-9.1%	35.9%	57.1%	12.2%	-39.5%
S&P 500 Index		2.1%	16.0%	32.4%	13.7%	1.4%
S&P 1500 Industrials Index		-0.9%	16.5%	41.2%	8.5%	-2.7%

		INDEXED RETURNS
		Years Ending December 31,
Company Name / Index	Base Period 2010	2011	2012	2013	2014	2015
Belden Inc.	$100.00	$90.92	$123.56	$194.15	$217.79	$132.20
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P 1500 Industrials Index	100.00	99.12	115.44	162.99	176.81	172.01

Item 6.	Selected Financial Data

		Years Ended December 31,
	2015	2014	2013	2012	2011
		(In thousands, except per share amounts and percentages)
Statement of operations data:
Revenues	$2,309,222	$2,308,265	$2,069,193	$1,840,739	$1,882,187
Operating income	140,553	163,119	201,262	108,497	165,206
Operating income margin	6.1%	7.1%	9.7%	5.9%	8.8%
Income from continuing operations	66,508	74,432	104,734	43,236	101,308
Basic income per share from continuing operations attributable to Belden stockholders	1.57	1.72	2.39	0.96	2.15
Diluted income per share from continuing operations attributable to Belden stockholders	1.55	1.69	2.34	0.94	2.11
Balance sheet data:
Total assets	3,315,841	3,260,670	2,751,753	2,584,583	1,788,120
Long-term debt	1,750,521	1,765,422	1,364,536	1,135,527	550,926
Long-term debt, including current maturities	1,753,021	1,767,922	1,367,036	1,151,205	550,926
Total stockholders’ equity	825,523	807,186	836,541	811,860	694,549
Other data:
Basic weighted average common shares outstanding	42,390	43,273	43,871	45,097	47,109
Diluted weighted average common shares outstanding	42,953	43,997	44,737	45,942	48,104
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Adjusted results:
Adjusted revenues	2,360,583	2,320,219	2,084,490	1,847,011	1,882,187
Adjusted EBITDA	400,688	359,425	327,210	239,671	220,806
Adjusted EBITDA margin	17.0%	15.5%	15.7%	13.0%	11.7%

Consolidated Results

Since 2011, we have grown our revenues by 22.7%, from $1.9 billion in 2011 to $2.3 billion in 2015, representing a 4.2% compounded annual growth rate for that period. The majority of our revenue growth has been the result of our inorganic initiatives, described below, as we have been operating in a period of low to modest end market growth rates.

The trends in our operating income and income from continuing operations from 2011-2015 have been impacted by a number of acquisitions, dispositions, productivity improvement programs, and other matters, as follows:

•

During 2015, we recognized severance, restructuring, and acquisition integration costs of $47.2 million related to a number of productivity improvement programs. In addition, we acquired Tripwire in our fiscal first quarter. We also recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards related to our acquisition of Tripwire.

•

During 2014, we recognized severance, restructuring, and acquisition integration costs of $70.8 million related to the integration of acquired businesses and a productivity improvement program. In 2014, we acquired Grass Valley, ProSoft, and Coast. We recognized purchase accounting effects related to acquisitions, including the adjustment of acquired inventory to fair value, of $8.4 million.

•

During 2013, we recognized severance and other restructuring costs, including accelerated depreciation expense, of $19.8 million, primarily related to plant consolidation activities in our Broadcast segment, and purchase accounting effects related to acquisitions, including the adjustment of acquired inventory to fair value, of $6.6 million. In 2013, we acquired Softel in our fiscal first quarter.

•

In 2012, we acquired Miranda Technologies Inc. in our fiscal third quarter and PPC Broadband, Inc. in our fiscal fourth quarter. We sold certain assets of our Chinese cable operations that conducted business primarily in the consumer electronics end market at the end of our fiscal fourth quarter. We sold our Thermax and Raydex cable business in 2012, which has been treated as a discontinued operation. During 2012, we also recognized a loss on debt extinguishment of $52.5 million, asset impairment and loss on sale of assets of $33.7 million, purchase accounting effects related to acquisitions, including the adjustment of acquired inventory to fair value, of $18.8 million, and severance and other restructuring costs of $17.9 million.

•	In 2011, we acquired ICM, Poliron, and Byres Security. During 2011, we also recognized severance expense of $4.9 million and asset impairment charges of $2.5 million.

See further discussion of our acquisitions and productivity improvement programs in Notes 3 and 12 to the Consolidated Financial Statements.

Adjusted Results

Since 2011, we have grown our Adjusted Revenues by 25.4%, from $1.9 billion in 2011 to $2.4 billion in 2015, representing a 4.6% compounded annual growth rate for that period. The majority of our Adjusted Revenue growth has been the result of our inorganic initiatives, described above, as we have been operating in a period of low to modest end market growth rates.

We have grown our Adjusted EBITDA by 81.5%, from $220.8 million in 2011 to $400.7 million in 2015, representing a 12.7% compounded annual growth rate for that period. Adjusted EBITDA has grown due to the results of our inorganic initiatives, described above, which have transformed our product portfolio. Importantly, however, our Adjusted EBITDA has also grown due to the impact of productivity improvement programs, as we are committed to continuously improving our cost structure in a low organic growth environment. Furthermore, our Adjusted EBITDA has improved as Lean enterprise techniques have been applied at our acquired companies. These factors have all led to the improvement in Adjusted EBITDA margins from 11.7% in 2011 to 17.0% in 2015.

Use of Non-GAAP Financial Information

Adjusted Revenues, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide these non-GAAP results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value and transaction costs; revenue and cost of sales deferrals for certain acquired product lines subject to software revenue recognition accounting requirements; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; depreciation expense; gains (losses) on debt extinguishment; discontinued operations; and other costs. We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States and may not be comparable to similarly titled measures presented by other companies. The following tables reconcile our GAAP results to our non-GAAP financial measures:

			Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
		(In thousands, except percentages)
GAAP revenues	$2,309,222	$2,308,265	$2,069,193	$1,840,739	$1,882,187
Deferred revenue adjustments (1)	51,361	11,954	15,297	6,272	—

Adjusted revenues	$2,360,583	$2,320,219	$2,084,490	$1,847,011	$1,882,187

GAAP operating income	$140,553	$163,119	$201,262	$108,497	$165,206
Amortization of intangible assets	103,791	58,426	50,803	22,792	13,149
Deferred gross profit adjustments (1)	52,876	10,777	11,337	2,902	—
Depreciation expense	46,551	43,736	43,648	35,095	34,964
Severance, restructuring, and acquisition integration costs (2)	47,170	70,827	14,888	17,927	4,938
Purchase accounting effects related to acquisitions (3)	9,747	12,540	6,550	18,782	—
Asset impairment and loss on sale of assets	—	—	—	33,676	2,549
Gain on sale of assets	—	—	(1,278)	—	—

Adjusted EBITDA	$400,688	$359,425	$327,210	$239,671	$220,806

GAAP operating income margin	6.1%	7.1%	9.7%	5.9%	8.8%
Adjusted EBITDA margin	17.0%	15.5%	15.7%	13.0%	11.7%

(1)

Both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire on January 2, 2015, Grass Valley on March 31, 2014, and Miranda Technologies on July 27, 2012. See Note 3 to the Consolidated Financial Statements, Acquisitions.

(2)	See Note 12 to the Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)

In 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast and $ 0.3 million of acquisition related transaction costs. In 2014, we recognized $8.4 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisitions of Grass Valley, ProSoft, and Coast, as well as $ 4.1 million of acquisition related transaction costs. In 2013, we recognized $ 6.6 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisition of PPC Broadband. See Note 3 to the Consolidated Financial Statements, Acquisitions. In 2012, we recognized $18.8 million of costs related to the adjustment of acquired inventory to fair value and transaction costs for our acquisitions of PPC Broadband and Miranda Technologies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an innovative signal transmission solutions company built around five global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, Industrial IT Solutions, and Network Security Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.

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

•	Managing our product portfolio to provide innovative and complete end-to-end solutions for our customers in applications for which we have operational expertise and can drive customer loyalty;

•	Acquiring leading companies with innovative product portfolios and opportunities for synergies which fit within our strategic framework;

•

Continuously improving our people, processes, and systems through scalable, flexible, and sustainable business systems for talent management, Lean enterprise, and acquisition cultivation and integration; and

•	Protecting and enhancing the value of the Belden brands.

We believe our business system, balance across markets and geographies, systematic go-to-market approach, extensive portfolio of innovative solutions, commitment to Lean principles, and improving margin profile present a unique value proposition that increases shareholder value.

We consider Adjusted revenue growth on a constant currency basis, Adjusted EBITDA margin, free cash flows, and return on invested capital to be our key operating performance indicators. Our business goals are to:

•	Grow Adjusted Revenues on a constant currency basis by 5-7% per year, from a combination of end market growth, market share capture, and contributions from acquisitions;

•	Achieve Adjusted EBITDA margins in the range of 18-20%;

•	Realize return on invested capital of 13-15%; and

•	Generate free cash flow in excess of Adjusted Net Income.

Significant Trends and Events in 2015

The following trends and events during 2015 had varying effects on our financial condition, results of operations, and cash flows.

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

Market Growth and Market Share

The markets in which we operate can generally be characterized as highly competitive and highly fragmented, with many players. Based on available data for our served markets, we estimate that our market shares range from approximately 5%—20%. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage. We monitor available data regarding market growth, including independent market research reports, publicly available indices, and the financial results of our direct and indirect peer companies, in order to estimate the extent to which our served markets grew or contracted during a particular period. We expect that our unit sales volume will increase or decrease consistently with the market growth rate. Our strategic goal is to utilize our Market Delivery System to target faster growing geographies, applications, and trends within our end markets, in order to achieve growth that is higher than the general market growth rate. To the extent that we exceed the market growth rates, we consider it to be the result of capturing market share.

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

Productivity Improvement Programs

Industrial Restructuring Program: 2015

Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to impact our industrial segments. In response to these current industrial market conditions, we began to execute a restructuring program in the fourth fiscal quarter of 2015 to further reduce our cost structure. We recognized $3.3 million of severance and other restructuring costs for this program during 2015. We expect to incur approximately $9 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the first fiscal quarter of 2016. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we expect to begin to realize in the first fiscal quarter of 2016.

Grass Valley Restructuring Program: 2015

Our Broadcast segment has been negatively impacted by a decline in sales volume for our broadcast technology infrastructure products sold by our Grass Valley brand. Outside of the U.S., demand for these products has been impacted by the relative price increase of our products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products has been impacted by deferred capital spending. Also, we believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these current broadcast market conditions, we began to execute a restructuring program beginning in the third fiscal quarter of 2015 to further reduce our cost structure. We recognized $25.4 million of severance and other restructuring costs for this program during 2015. We expect to incur approximately $4 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the first fiscal quarter of 2016. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth fiscal quarter of 2015.

Productivity Improvement Program and Acquisition Integration: 2014-2015

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

In 2015, we recorded severance, restructuring, and integration costs of $18.5 million related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. We recorded $70.8 million of such costs in 2014. The other restructuring and integration costs primarily consisted of costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, relocation, travel, reserves for inventory obsolescence as a result of product line integration, costs to consolidate operating and support facilities, and other costs.

Other Programs: 2013

In 2013, we recorded $14.9 million of severance and other restructuring costs, such as relocation and equipment transfer costs, and $4.9 million of accelerated depreciation expense, primarily as a result of facility consolidation in New York and other acquisition integration activities for our 2012 acquisition of PPC Broadband, Inc. (PPC). The severance and other restructuring costs were paid in 2013. We expected the results of these activities to generate annualized cost savings of approximately $8—$10 million beginning in 2014, and we have substantially realized those savings.

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

Results of Operations

Consolidated Income from Continuing Operations before Taxes

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages)
Revenues	$2,309,222	$2,308,265	$2,069,193	0.0%	11.6%
Gross profit	918,173	819,449	704,429	12.0%	16.3%
Selling, general and administrative expenses	527,288	487,945	378,009	8.1%	29.1%
Research and development	148,311	113,914	83,277	30.2%	36.8%
Amortization of intangibles	103,791	58,426	50,803	77.6%	15.0%
Operating income	140,553	163,119	201,262	-13.8%	-19.0%
Interest expense, net	100,613	81,573	72,601	23.3%	12.4%
Income from continuing operations before taxes	39,940	81,546	127,049	-51.0%	-35.8%

2015 Compared to 2014

Revenues were approximately flat in 2015 compared to 2014 due to the following factors:

•	Acquisitions contributed $203.8 million of revenues.

•	Unfavorable currency translation, primarily due to the strengthened U.S. dollar compared to the euro and the Canadian dollar, resulted in a revenue decrease of $132.1 million.

•	Lower copper costs resulted in a revenue decrease of $40.6 million.

•

Decreases in unit sales volume resulted in a decrease in revenues of $30.1 million. Soft demand for our broadcast infrastructure and industrial products was partially offset by strong demand for our enterprise and broadband connectivity products. From a geographic perspective, weakness in China, Europe, and Latin America was partially offset by strength in the U.S. and Canada.

Gross profit for 2015 included $9.4 million of severance, restructuring, and acquisition integration costs and $0.3 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of Coast. Gross profit for 2014 included $20.7 million of severance, restructuring, and integration costs, and $8.4 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Grass Valley, ProSoft, and Coast.

Excluding these costs, gross profit for 2015 increased by $79.3 million from 2014, primarily due to acquisitions. Acquisitions contributed $136.3 million of gross profit in 2015. The gross profit from acquisitions was partially offset by the impact of the decline in sales volume and unfavorable product mix, particularly in the Broadcast segment. Additionally, unfavorable currency translation reduced gross profit by $47.3 million.

Selling, general and administrative expenses increased by $39.3 million in 2015 from 2014 primarily due to our acquisitions. Acquisitions contributed $90.2 million of selling, general and administrative expenses in 2015. We also recognized $9.2 million of compensation expense as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition in 2015. These increases were partially offset by a decrease in severance, restructuring, and acquisition integration costs of $14.8 million. In addition, selling, general and administrative expenses decreased due to favorable currency translation of $25.7 million and improved productivity of $15.0 million.

Research and development expenses increased by $34.4 million in 2015 from 2014 primarily due to our acquisitions. Acquisitions contributed $42.7 million of research and development expenses in 2015. This increase was partially offset by favorable currency translation of $8.3 million. Research and development expenses also decreased due to improved productivity as a result of completed restructuring actions.

Amortization of intangibles increased in 2015 from 2014 primarily due to the definite-lived intangible assets recorded from our 2015 acquisition of Tripwire. The impact of acquisitions contributed $49.8 million of amortization of intangibles in 2015. The increase was partially offset by favorable currency translation.

Operating income decreased in 2015 from 2014 due to the increases in selling, general and administrative expenses, research and development expenses, and amortization of intangibles discussed above, partially offset by the increase in gross profit.

Interest expense increased in 2015 from 2014 due to our recent financing activities. We borrowed $200.0 million under our Revolver in January 2015, we issued €200.0 million 5.5% senior subordinated notes in November 2014, and we issued $200.0 million 5.25% senior subordinated notes in June 2014. While we repaid $150.0 million under our Revolver prior to December 31, 2015, the net impact of these financing activities led to the increase in interest expense for the year.

Income from continuing operations before taxes decreased in 2015 from 2014 due to the decrease in operating income and increase in interest expense discussed above.

2014 Compared to 2013

Revenues increased in 2014 from 2013 due to the following factors:

•	The acquisitions of Grass Valley, ProSoft, and Coast contributed $229.6 million of the increase in revenues in 2014.

•

An increase in unit sales volume resulted in an increase in revenues of $42.2 million. We experienced an increase in sales volume in our Broadcast and Industrial segments, which offset lower sales volume in our Enterprise segment. Sales volume in the Enterprise segment decreased due to product portfolio decisions to emphasize higher value solutions rather than lower margin cable products. In addition, revenues in 2014 were negatively impacted by a decrease in channel inventory. The decrease in channel inventory resulted in part from shorter lead times stemming from our Lean enterprise initiatives, which allow our channel partners to maintain lower levels of Belden products in their inventory. From a geographic perspective, the increase in volume was the strongest in the Europe, Middle East, and Africa (EMEA) region, emerging markets, the U.S., and Mexico, whereas volume decreased in the Asia Pacific region.

•	A decrease in sales prices primarily due to lower copper costs resulted in a revenue decrease of $16.7 million.

•

Unfavorable currency translation resulted in a decrease in revenue of $16.0 million in 2014. The unfavorable currency translation was primarily related to the strengthening U.S. dollar compared to the euro and the Canadian dollar.

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

Selling, general and administrative expenses increased in 2014 primarily due to our acquisitions. Grass Valley, ProSoft, and Coast recognized $72.0 million of selling, general and administrative expenses in 2014. In addition, selling, general and administrative expenses increased in 2014 due to an increase in severance, restructuring, and integration costs of $40.0 million. These increases were partially offset by improved productivity as a result of our completed restructuring actions.

Research and development expenses increased in 2014 primarily due to our acquisitions. Grass Valley and ProSoft recognized $31.7 million of research and development expenses in 2014.

Operating income in 2014 included $70.8 million of severance, restructuring, and integration costs, $58.4 million of amortization of intangibles and $8.4 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisitions of Grass Valley, ProSoft, and Coast. Operating income in 2013 included $50.8 million of amortization of intangibles, $14.9 million of severance, restructuring, and integration costs, $6.6 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of PPC, and $4.9 million of accelerated depreciation expense. Excluding these costs, operating income increased by $22.4 million due to leveraging the increase in revenues, improved productivity as a result of our completed restructuring actions, and the contribution of approximately $7.4 million of combined operating income from the acquisitions of Grass Valley, ProSoft, and Coast.

Interest expense increased by $9.1 million in 2014 from 2013 due to the issuance of $200.0 million 5.25% senior subordinated notes in June 2014, the issuance of €200.0 million 5.5% senior subordinated notes in November 2014, and our 2013 refinancing activities. Our long-term debt balance as of December 31, 2014 was $1.8 billion, compared to $1.4 billion as of December 31, 2013.

Income from continuing operations before taxes decreased in 2014 from 2013 primarily due to the increase in severance, restructuring, and integration costs and the increase in interest expense discussed above.

Income Taxes

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages)
Income from continuing operations before taxes	$39,940	$81,546	$127,049	-51.0%	-35.8%
Income tax expense (benefit)	(26,568)	7,114	22,315	-473.5%	-68.1%
Effective tax rate	-66.5%	8.7%	17.6%

2015 Compared to 2014

We recognized an income tax benefit of $26.6 million in 2015, representing an effective tax rate for 2015 of (66.5%). Our full year effective tax rate on full year pre-tax income is a negative rate (an income tax benefit) as a result of implemented tax planning strategies, described below.

In 2015, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of domestic permanent differences and tax credits. We recognized a total income tax benefit from domestic permanent differences and tax credits of $23.0 million in 2015. Approximately $18.0 million of that benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions as a result of implementing a tax planning strategy, net of the U.S. income tax consequences. We were also able to recognize other foreign tax credits and research and development tax credits in 2015, which represented the remaining $5.0 million of tax benefit from domestic permanent differences and tax credits.

An additional significant factor impacting the income tax benefit for 2015 was the reduction of a deferred tax valuation allowance related to certain net operating loss carryforwards in one of our foreign jurisdictions. Based on implemented tax planning strategies, the net operating loss carryforwards have become fully realizable, and we realized a net tax benefit of $11.4 million related to changes in the valuation allowance.

Our income tax benefit was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense relative to the statutory U.S. tax rate by approximately $3.4 million and $14.4 million in 2015 and 2014, respectively.

As of December 31, 2015, we maintained a valuation allowance on our deferred tax assets of $117.1 million. Of this amount, approximately $104.7 million relates to net operating loss deferred tax assets for certain of our Grass Valley entities. Certain Grass Valley entities have a history of significant tax losses in their various jurisdictions. While our restructuring activities have begun to improve the taxable income generated by the Grass Valley entities, we do not currently have sufficient history of taxable income in the relevant jurisdictions to support the realizability of the net operating losses.

The remaining $12.4 million of valuation allowance primarily relates to deferred tax assets for certain U.S. state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these assets were not realizable as of December 31, 2015 due to a history of net operating losses and tax credits expiring without being utilized in certain states and because the current forecast of income is not sufficient to utilize all of these state net operating losses and tax credits prior to expiration.

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

Our income tax expense in 2013 included $4.8 million of tax expense for uncertain tax positions liabilities, primarily related to a foreign tax audit.

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

Our income tax expense also was impacted by domestic permanent differences and tax credits. In 2014, our income tax expense included a benefit of $5.8 million from domestic permanent differences and tax credits, compared to a benefit of $12.7 million in 2013. In general, our significant domestic permanent differences and tax credits stem from foreign income that is taxable in the U.S., credits for taxes paid in foreign jurisdictions on income that is also taxable in the U.S., and credits for research and development activities.

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

Consolidated Adjusted Revenues and Adjusted EBITDA

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages)
Adjusted Revenues	$2,360,583	$2,320,219	$2,084,490	1.7%	11.3%
Adjusted EBITDA	400,688	359,425	327,210	11.5%	9.8%
as a percent of adjusted revenues	17.0%	15.5%	15.7%

2015 Compared to 2014

Adjusted Revenues increased in 2015 from 2014 due to the following factors:

•	Acquisitions contributed $256.6 million of revenues.

•	Unfavorable currency translation, primarily due to the strengthening U.S. dollar compared to the euro and the Canadian dollar, resulted in a revenue decrease of $132.1 million.

•

Decreases in unit sales volume resulted in a decrease in revenues of $43.5 million. Soft demand for our broadcast infrastructure and industrial products was partially offset by strong demand for our enterprise and broadband connectivity products. From a geographic perspective, weakness in China, Europe, and Latin America was partially offset by strength in the U.S. and Canada.

•	Lower copper costs resulted in a revenue decrease of $40.6 million.

Adjusted EBITDA increased in 2015 from 2014 primarily due to acquisitions, which contributed $64.0 million of Adjusted EBITDA. In addition, Adjusted EBITDA increased due to improved productivity as a result of our recently completed restructuring activities. These factors were partially offset by the impact of the declines in unit sales volume discussed above, as well as unfavorable product mix. Further, unfavorable currency translation resulted in a decrease in Adjusted EBITDA of $16.1 million.

2014 Compared to 2013

Adjusted Revenues increased in 2014 from 2013 due to the following factors:

•	Acquisitions contributed $237.5 million of revenues.

•	Unfavorable currency translation, primarily due to the strengthening U.S. dollar compared to the euro and the Canadian dollar, resulted in a revenue decrease of $16.0 million.

•

An increase in unit sales volume resulted in an increase in revenues of $30.9 million. We experienced an increase in sales volume in our Broadcast and Industrial segments, which offset lower sales volume in our Enterprise segment. Sales volume in the Enterprise segment decreased due to product portfolio decisions to emphasize higher value solutions rather than lower margin cable products. In addition, revenues in 2014 were negatively impacted by a decrease in channel inventory. The decrease in channel inventory resulted in part from shorter lead times stemming from our Lean enterprise initiatives, which allow our channel partners to maintain lower levels of Belden products in their inventory. From a geographic perspective, the increase in volume was the strongest in the Europe, Middle East, and Africa (EMEA) region, emerging markets, the U.S., and Mexico, whereas volume decreased in the Asia Pacific region.

•	Lower copper costs resulted in a revenue decrease of $16.7 million.

Adjusted EBITDA increased in 2014 from 2013 primarily due to acquisitions, which contributed $18.4 million of Adjusted EBITDA. In addition, Adjusted EBITDA increased due to leveraging higher sales volume and improved productivity as a result of our recently completed restructuring activities. Unfavorable currency translation resulted in a decrease in Adjusted EBITDA of $1.3 million.

Use of Non-GAAP Financial Information

Adjusted Revenues, Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide these non-GAAP results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value and transaction costs; revenue and cost of sales deferrals for certain acquired product lines subject to software revenue recognition accounting requirements; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; depreciation expense; gains (losses) on debt extinguishment; discontinued operations; and other costs. We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States and may not be comparable to similarly titled measures presented by other companies. See Item 6, Selected Financial Data, for the tables that reconcile our GAAP results to our non-GAAP financial measures.

Segment Results of Operations

For additional information regarding our segment measures, see Note 5 to the Consolidated Financial Statements.

Broadcast Solutions

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages)
Segment Revenues	$900,637	$928,586	$679,197	-3.0%	36.7%
Segment EBITDA	142,428	140,367	109,541	1.5%	28.1%
as a percent of segment revenues	15.8%	15.1%	16.1%

2015 Compared to 2014

Broadcast revenues decreased by $27.9 million from 2014 to 2015. Unfavorable currency translation and lower copper costs resulted in decreases in revenues of $34.3 million and $5.7 million, respectively. Additionally, revenues declined due to decreases in unit sales volume of $41.2 million. The decrease in volume occurred outside of the U.S., primarily due to the relative price increase of our products from the strengthened U.S. dollar as well as the impact of weaker economic conditions, which have resulted in lower capital spending. The volume decrease outside of the U.S. primarily related to our broadcast technology infrastructure products. Sales volume increases within the U.S. partially offset the decline in sales volume outside of the U.S. Within the U.S., strong demand for our broadband connectivity products was partially offset by a decline in volume for our broadcast technology infrastructure products. Volume for broadcast technology infrastructure products was negatively impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. These decreases in revenues were partially offset by $53.3 million of incremental revenues in 2015 from the acquisition of Grass Valley.

Broadcast EBITDA increased in 2015 from 2014 primarily due to improved productivity as a result of our recently completed restructuring and acquisition integration activities, primarily related to Grass Valley. The impact of improved productivity was partially offset by the decline in revenues, as discussed above, as well as unfavorable product mix.

2014 Compared to 2013

Broadcast revenues increased in 2014 from 2013 primarily due to the acquisition of Grass Valley, which contributed $204.2 million of revenues in 2014. An increase in unit sales volume resulted in an increase in revenues of $49.9 million. We believe sales volume benefited from market share gains due to the execution of our Market Delivery System, particularly in our broadband connectivity business. Geographically, the volume increase was the strongest in EMEA, emerging markets, and the U.S. Unfavorable currency translation and lower copper costs resulted in decreases in revenues of $2.4 million and $2.3 million, respectively.

Broadcast EBITDA increased in 2014 from 2013 primarily due to leveraging the increase in revenues discussed above and improved productivity due to our completed restructuring and acquisition integration activities. Additionally, the acquisition of Grass Valley contributed $13.3 million of EBITDA in 2014. These factors were partially offset by unfavorable currency translation of $2.9 million.

Enterprise Connectivity Solutions

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages)
Segment Revenues	$445,243	$455,795	$493,129	-2.3%	-7.6%
Segment EBITDA	71,508	66,035	62,165	8.3%	6.2%
as a percent of segment revenues	16.1%	14.5%	12.6%

2015 Compared to 2014

The decrease in Enterprise Connectivity revenues in 2015 from 2014 was primarily due to unfavorable currency translation of $25.3 million and lower copper costs of $13.6 million. Increases in unit sales volume resulted in an increase in revenues of $28.3 million. The increase in unit sales volume was most notable in the U.S., where sales volume benefited from improved non-residential construction spending.

Enterprise Connectivity EBITDA increased in 2015 from 2014 due to the increases in units sales volume discussed above, improved product mix as a result of increased focus on the sale of end-to-end solutions, and improved productivity. Accordingly, EBITDA margins improved from 14.5% in 2014 to 16.1% in 2015.

2014 Compared to 2013

Enterprise Connectivity revenues decreased in 2014 compared to 2013 due to a decrease in unit sales volume of $26.6 million. The decrease in volume was due to product portfolio decisions to emphasize higher value solutions rather than lower margin cable products. The decrease in volume was most notable in the U.S., Canada, and China. Additionally, sales volume declined in 2014 due to a decrease in channel inventory. A decrease in sales prices primarily due to lower copper costs and unfavorable currency translation resulted in revenue decreases of $5.7 million and $5.0 million, respectively.

While revenues decreased from 2013 to 2014, EBITDA increased by $3.9 million, due to improved product mix resulting from our product portfolio initiatives discussed above. Accordingly, EBITDA margins expanded from 12.6% in 2013 to 14.5% in 2014.

Industrial Connectivity Solutions

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages)
Segment Revenues	$603,350	$682,374	$680,643	-11.6%	0.3%
Segment EBITDA	99,941	106,097	104,655	-5.8%	1.4%
as a percent of segment revenues	16.6%	15.5%	15.4%

2015 Compared to 2014

The decrease in Industrial Connectivity revenues in 2015 from 2014 was primarily due to unfavorable currency translation of $43.6 million and lower copper costs of $21.3 million. Decreases in unit sales volume resulted in a revenue decrease of $27.8 million. Sales volume declines resulted primarily from the impact of lower energy prices, which result in lower capital spending for industrial projects, and the unfavorable impact of a strengthened U.S. dollar. The acquisition of Coast in November 2014 contributed $13.7 million in incremental revenues for 2015.

Industrial Connectivity EBITDA decreased in 2015 from 2014 by $6.2 million. EBITDA was negatively impacted by unfavorable currency translation of $4.8 million. The decreases in revenues discussed above also contributed to the decreases in EBITDA. The decreases in EBITDA were partially offset by the acquisition of Coast, which contributed EBITDA of $5.3 million, favorable product mix, and improved productivity due to our recently completed restructuring activities. Despite the decrease in revenues, EBITDA margins expanded from 15.5% in 2014 to 16.6% in 2015 due to improved product mix and lower input costs.

2014 Compared to 2013

Industrial Connectivity revenues increased in 2014 from 2013, primarily due to an increase in unit sales volume of $16.9 million. Sales volume benefited from market share gains in 2014, as well as an increase in channel inventory. The increase in volume was strongest in the U.S., Mexico, and Europe, offset by decreased volume in emerging markets, including Brazil and China. Additionally, the acquisition of Coast in November 2014 contributed $1.6 million of revenues in 2014. A decrease in sales prices due to lower copper costs and unfavorable currency translation resulted in revenue decreases of $8.5 million and $8.3 million, respectively.

Industrial Connectivity EBITDA increased in 2014 from 2013 by $1.4 million, primarily due to the increase in sales volume discussed above. The acquisition of Coast contributed $0.4 million of EBITDA in 2014. These factors were partially offset by unfavorable product mix.

Industrial IT Solutions

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages)
Segment Revenues	$244,303	$253,464	$231,521	-3.6%	9.5%
Segment EBITDA	43,253	47,927	45,719	-9.8%	4.8%
as a percent of segment revenues	17.7%	18.9%	19.7%

2015 Compared to 2014

Industrial IT revenues decreased in 2015 from 2014, primarily due to unfavorable currency translation of $28.9 million. In addition, decreases in unit sales volume resulted in a decrease in revenues of $2.9 million. Sales volume decreases in 2015 were most notable within the United States and Canada. The acquisition of ProSoft in June 2014 contributed $22.6 million in incremental revenues for 2015.

Industrial IT EBITDA decreased in 2015 from 2014 by $4.7 million. EBITDA was negatively impacted by unfavorable currency translation of $11.8 million. This decrease was partially offset by the acquisition of ProSoft, which contributed $4.8 million of EBITDA in 2015, and improved productivity as a result of our recently completed restructuring activities.

2014 Compared to 2013

Industrial IT revenues increased in 2014 from 2013 primarily due to the acquisition of ProSoft, which contributed $31.7 million of revenues in 2014. This increase was partially offset by a decrease in revenues due to lower unit sales volume of $9.4 million. The decrease in sales volume was experienced across all geographic regions. In addition, sales volume in the prior year benefited from several non-recurring projects. Unfavorable currency translation resulted in a decrease in revenues of $0.4 million.

Industrial IT EBITDA increased in 2014 from 2013 by $2.2 million. The acquisition of ProSoft contributed $4.7 million of EBITDA in 2014. EBITDA also benefited from improved productivity as a result of our recently completed restructuring activities. These factors were partially offset by the impact of the decline in sales volume discussed above.

Network Security Solutions

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages)
Segment Revenues	$167,050	$—	$—	n/a	n/a
Segment EBITDA	44,620	—	—	n/a	n/a
as a percent of segment revenues	26.7%	n/a	n/a

Network Security consists of the Tripwire business acquired on January 2, 2015. Tripwire is a leading global provider of advanced threat, security and compliance solutions. The Network Security Solutions’ EBITDA margin for 2015 of 26.7% is reflective of the margins for software solutions, which are higher than margins on product lines in our other global platforms.

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

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. During 2013, we collected a partial settlement of $4.2 million from the escrow. During 2015, we agreed to a final settlement with the buyer of Trapeze regarding the escrow, and collected $3.5 million of the escrow receivable and recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations. Additionally, we recognized a $0.2 million net loss from discontinued operations for income tax expense related to this disposed business in 2015. In 2014, we recognized $0.6 million of income from discontinued operations due to the reversal of an uncertain tax position liability related to this disposed business.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2016 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended December 31,
	2015	2014
	(In thousands)
Net cash provided by (used for):
Operating activities	$236,410	$194,028
Investing activities	(746,254)	(392,348)
Financing activities	(6,019)	337,218
Effects of currency exchange rate changes on cash and cash equivalents	(8,548)	(11,040)

Increase (decrease) in cash and cash equivalents	(524,411)	127,858
Cash and cash equivalents, beginning of year	741,162	613,304

Cash and cash equivalents, end of year	$216,751	$741,162

Net cash provided by operating activities totaled $236.4 million for 2015 compared to $194.0 million 2014. The most significant factor impacting the increase in cash provided by operating activities was the change in operating assets and liabilities. In 2015, changes in operating assets and liabilities were a source of cash of $54.6 million, compared to $27.2 million in 2014. This increase stemmed primarily from an improvement in accrued liabilities.

Accrued liabilities were a source of cash of $59.2 million for 2015, compared to a use of cash of $5.6 million for 2014. The source of cash for accrued liabilities improved primarily as a result of the increase in deferred revenue for our acquired Network Security segment.

Net cash used for investing activities totaled $746.3 million for 2015 compared to $392.3 million for 2014. Investing activities for 2015 included payments for acquisitions, net of cash acquired, of $695.3 million and capital expenditures of $55.0 million. Investing activities for 2014 included payments for acquisitions, net of cash acquired, of $347.8 million and capital expenditures of $45.5 million.

Net cash used for financing activities for 2015 totaled $6.0 million, compared to net cash provided by financing activities of $337.2 million for 2014. Financing activities for 2015 included borrowings of $200.0 million to partially fund the acquisition of Tripwire, repayments of borrowings of $152.5 million, payments under our share repurchase program of $39.1 million, cash dividend payments of $8.4 million, and net payments related to share based compensation activities of $6.6 million. Financing activities in 2014 included the issuance of $200.0 million of 5.25% senior subordinated notes due 2024, the issuance of $256.2 million of 5.5% senior subordinated notes due 2023, and payments under our share repurchase program of $92.2 million.

Our cash and cash equivalents balance was $216.8 million as of December 31, 2015. Of this amount, $114.7 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of December 31, 2015 consisted of $1.5 billion of senior subordinated notes, $244.0 million of term loan borrowings, and $50.0 million of borrowings under our Revolver. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Consolidated Financial Statements. As of December 31, 2015, we had $242.5 million in available borrowing capacity under our Revolver.

Contractual obligations outstanding at December 31, 2015, have the following scheduled maturities:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt payment obligations (1)(2)	$1,753,021	$2,500	$55,000	$241,686	$1,453,835
Interest payments on long-term debt obligations	651,647	88,938	177,632	174,694	210,383
Operating lease obligations (3)	93,474	24,331	30,850	19,335	18,958
Purchase obligations (4)	17,490	17,313	177	—	—
Other commitments (5)	7,293	2,719	3,545	1,029	—
Pension and other postemployment obligations	67,197	7,312	14,571	12,115	33,199

Total	$2,590,122	$143,113	$281,775	$448,859	$1,716,375

(1)	As described in Note 13 to the Consolidated Financial Statements.
(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.
(3)	As described in Note 20 to the Consolidated Financial Statements.
(4)

Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)	Does not include accounts payable reflected in the financial statements. Includes obligations for uncertain tax positions (see Note 14 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Standby financial letters of credit	$8,223	$7,520	$703	$—	$—
Bank guarantees	3,018	3,018	—	—	—
Surety bonds	2,436	2,436	—	—	—

Total	$13,677	$12,974	$703	$—	$—

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

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also reserve for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the functionality of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues and accounts receivable. We determine our estimate based on our historical Changes as a percentage of revenues and the average time period between the original sale and the issuance of the Changes. We also adjust inventory and cost of sales for the estimated level of returns.

We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2015 would have affected net income by less than $1 million in 2015.

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

We have certain products subject to the accounting guidance on software revenue recognition. For such products, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of the software licenses are sold in multiple-element arrangements that include either support and maintenance or both support and maintenance and professional services, we use the residual method to determine the amount of software license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as software license revenue. In our Network Security Solutions segment, we have established VSOE of the fair value of support and maintenance, subscription-based software licenses, and professional services. Software license revenue is generally recognized upon delivery of the software if all revenue recognition criteria are met.

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

We consider the weight of all available evidence, both positive and negative, in assessing the realizability of the deferred tax assets associated with net operating losses. We consider the reversals of existing taxable temporary differences as well as projections of future taxable income. We consider the future reversals of existing taxable temporary differences to the extent they were of the same character as the temporary differences giving rise to the deferred tax assets. We also consider whether the future reversals of existing taxable temporary differences will occur in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. The assumptions utilized to estimate our future taxable income are consistent with those assumptions utilized for purposes of testing goodwill for impairment, as well as with our budgeting and strategic planning processes.

We have significant tax credit carryforwards in the U.S. on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. We expect to generate enough taxable income in the future to utilize these tax credits. Furthermore, in 2016 we expect to continue implementation of tax planning strategies that will help generate additional foreign source income in the carryforward period. In addition, we have significant research and development related tax credit carryforwards in Canada on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of Canadian taxable income, and we expect to generate enough taxable income in the future to utilize these tax credits.

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

We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Broadcast, Enterprise, Industrial Connectivity, Industrial IT, and Network Security) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified three reporting units within Broadcast, one reporting unit within Enterprise, four reporting units within Industrial Connectivity, one reporting unit within Industrial IT, and one reporting unit within Network Security for purposes of goodwill impairment testing.

The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2015, we performed a qualitative assessment for six of our reporting units, which collectively represented approximately $636 million of our consolidated goodwill balance. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.

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

We determined that none of our goodwill was impaired during 2015. The fair values of our four reporting units tested under a quantitative approach were substantially in excess of the carrying values as of our most recent impairment testing date. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 10.0% to 10.3% and the long-term growth rates ranged from 3% to 4%. By their nature, these assumptions involve risks and uncertainties, with the primary factor that could have an adverse effect being our assumptions relating to growing revenues consistent with our strategic plan.

We test our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2015. Rather, we performed a quantitative assessment for each of our trademarks in 2015. Under the quantitative assessments, we determined the fair value of each trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired during 2015. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we used to test for impairment losses on goodwill and other intangible assets. However, if actual results are significantly different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.

Definite-lived Intangible Assets

The carrying value of our definite-lived intangible assets as of December 31, 2015 was $515.9 million. Customer relationships and developed technology are the most significant definite-lived intangible assets recorded, with carrying values of $247.9 million and $246.2 million, respectively, and weighted average amortization periods of 18.8 years and 5.3 years, respectively, as of December 31, 2015. We also have recorded definite-lived intangible assets for certain trademarks, certain in-service research and development projects, and backlog. The assignment of useful lives and the determination of the method of amortization for our definite-lived intangible assets require significant judgments and the use of estimates.

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

As a sensitivity measure, the effect of a 10% change in the estimated useful life of our definite-lived intangible assets for customer relationships and developed technology would have resulted in a change in 2015 amortization expense of approximately $2.0 million and $9.2 million, respectively.

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

As a sensitivity measure, the effect of a 50 basis point change in the assumed discount rate would have resulted in a change in 2015 net periodic benefit cost of approximately $1.0 million and a change in the projected benefit obligations as of December 31, 2015 of approximately $17.9 million. A 50 basis point change in the expected return on plan assets would have resulted in a change in 2015 net periodic benefit cost of approximately $1.0 million.

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

Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2015, we recorded approximately $2.9 million of net foreign currency transaction gains.

Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2015.

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

We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2015 or 2014.

The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2015. The unconditional purchase obligations will settle during 2016 and early 2017.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	2,427
Weighted average price per pound	$2.29

Commitment amounts	$5,558	$5,170

Unconditional aluminum purchase obligations:
Commitment volume in pounds	450
Weighted average price per pound	$0.78

Commitment amounts	$351	$339

Total unconditional purchase obligations	$5,909	$5,509

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

Interest Rate Risk

We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2015 or 2014.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2015.

	Principal Amount by Expected Maturity			Fair
	2016	Thereafter	Total	Value
	(In thousands, except interest rates)
Revolving credit agreement due 2018	$—	$50,000	$50,000	$50,000
Average interest rate		2.13%
Variable-rate term loan due 2020	$2,500	$241,465	$243,965	$243,965
Average interest rate	3.25%	3.25%
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$678,125
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$553,835	$553,835	$549,765
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2024	$—	$200,000	$200,000	$183,500
Average interest rate		5.25%
Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,221
Average interest rate		9.25%

Total			$1,753,021	$1,710,576

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2015, we had $31.1 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 8% of our total accounts receivable outstanding at December 31, 2015. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 25, 2016

Belden Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$216,751	$741,162
Receivables, net	387,386	379,777
Inventories, net	195,942	228,398
Other current assets	43,085	42,656

Total current assets	843,164	1,391,993
Property, plant and equipment, less accumulated depreciation	310,629	316,385
Goodwill	1,385,115	943,374
Intangible assets, less accumulated amortization	655,871	461,292
Deferred income taxes	34,295	60,652
Other long-lived assets	86,767	86,974

	$3,315,841	$3,260,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,514	$272,439
Accrued liabilities	323,249	248,072
Current maturities of long-term debt	2,500	2,500

Total current liabilities	549,263	523,011
Long-term debt	1,750,521	1,765,422
Postretirement benefits	105,230	122,627
Deferred income taxes	46,034	11,015
Other long-term liabilities	39,270	31,409
Stockholders’ equity:
Preferred stock, par value $0.01 per share— 2,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 41,981 and 42,464 shares outstanding at 2015 and 2014, respectively	503	503
Additional paid-in capital	605,660	595,389
Retained earnings	679,716	621,896
Accumulated other comprehensive loss	(58,987)	(46,031)
Treasury stock, at cost— 8,354 and 7,871 shares at 2015 and 2014, respectively	(402,793)	(364,571)

Total Belden stockholders’ equity	824,099	807,186

Noncontrolling interest	1,424	—

Total stockholders’ equity	825,523	807,186

	$3,315,841	$3,260,670

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues	$2,309,222	$2,308,265	$2,069,193
Cost of sales	(1,391,049)	(1,488,816)	(1,364,764)

Gross profit	918,173	819,449	704,429
Selling, general and administrative expenses	(527,288)	(487,945)	(378,009)
Research and development	(148,311)	(113,914)	(83,277)
Amortization of intangibles	(103,791)	(58,426)	(50,803)
Income from equity method investment	1,770	3,955	8,922

Operating income	140,553	163,119	201,262
Interest expense, net	(100,613)	(81,573)	(72,601)
Loss on debt extinguishment	—	—	(1,612)

Income from continuing operations before taxes	39,940	81,546	127,049
Income tax benefit (expense)	26,568	(7,114)	(22,315)

Income from continuing operations	66,508	74,432	104,734
Income (loss) from discontinued operations, net of tax	(242)	579	(1,421)
Loss from disposal of discontinued operations, net of tax	(86)	(562)	—

Net income	66,180	74,449	103,313
Less: Net loss attributable to noncontrolling interest	(24)	—	—

Net income attributable to Belden stockholders	$66,204	$74,449	$103,313

Weighted average number of common shares and equivalents:
Basic	42,390	43,273	43,871
Diluted	42,953	43,997	44,737

Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.57	$1.72	$2.39
Discontinued operations	(0.01)	0.01	(0.03)
Disposal of discontinued operations	—	(0.01)	—

Net income	$1.56	$1.72	$2.36

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$1.55	$1.69	$2.34
Discontinued operations	(0.01)	0.01	(0.03)
Disposal of discontinued operations	—	(0.01)	—

Net income	$1.54	$1.69	$2.31

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$66,180	$74,449	$103,313
Foreign currency translation, net of tax of $1.3 million, $1.8 million, and $2.2 million, respectively	(20,842)	(10,387)	(20,720)
Adjustments to pension and postretirement liability, net of tax of $3.1 million, $3.6 million, and $14.0 million, respectively	7,864	(6,463)	22,104

Other comprehensive income (loss), net of tax	(12,978)	(16,850)	1,384

Comprehensive income	53,202	57,599	104,697
Less: Comprehensive loss attributable to noncontrolling interest	(46)	—	—

Comprehensive income attributable to Belden stockholders	$53,248	$57,599	$104,697

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Cash Flow Statements

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$66,180	$74,449	$103,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,342	102,162	94,451
Share-based compensation	17,745	18,858	14,854
Loss on debt extinguishment	—	—	1,612
Income from equity method investment	(1,770)	(3,955)	(8,922)
Tax benefit related to share-based compensation	(5,050)	(6,859)	(10,734)
Deferred income tax expense (benefit)	(45,674)	(17,796)	5,457
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	6,066	(15,810)	(18,132)
Inventories	19,204	(2,260)	6,872
Accounts payable	(38,907)	28,120	12,994
Accrued liabilities	59,214	(5,598)	31,690
Accrued taxes	11,981	9,058	(89,427)
Other assets	(3,070)	10,223	4,542
Other liabilities	149	3,436	16,031

Net cash provided by operating activities	236,410	194,028	164,601
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(695,345)	(347,817)	(9,979)
Capital expenditures	(54,969)	(45,459)	(40,209)
Proceeds from disposal of tangible assets	533	1,884	3,169
Proceeds from (payments for) disposal of business	3,527	(956)	3,735

Net cash used for investing activities	(746,254)	(392,348)	(43,284)
Cash flows from financing activities:
Borrowings under credit arrangements	200,000	456,163	637,595
Tax benefit related to share-based compensation	5,050	6,859	10,734
Contribution from noncontrolling interest	1,470	—	—
Debt issuance costs paid	(898)	(10,700)	(17,376)
Cash dividends paid	(8,395)	(8,699)	(6,678)
Withholding tax payments for share based payment awards, net of proceeds from the exercise of stock options	(11,693)	(11,708)	(3,019)
Payments under share repurchase program	(39,053)	(92,197)	(93,750)
Payments under borrowing arrangements	(152,500)	(2,500)	(434,743)

Net cash provided by (used for) financing activities	(6,019)	337,218	92,763
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8,548)	(11,040)	4,129

Increase (decrease) in cash and cash equivalents	(524,411)	127,858	218,209
Cash and cash equivalents, beginning of period	741,162	613,304	395,095

Cash and cash equivalents, end of period	$216,751	$741,162	$613,304

The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.

Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital
	Common Stock			Retained Earnings	Treasury Stock			Noncontrolling Interest
	Shares	Amount			Shares	Amount			Total
	(In thousands)
Balance at December 31, 2012	50,335	$503	$598,180	$461,756	(6,167)	$(218,014)	$(30,565)	$—	$811,860
Net income	—	—	—	103,313	—	—	—	—	103,313
Foreign currency translation, net of $2.2 million tax	—	—	—	—	—	—	(20,720)	—	(20,720)
Adjustments to pension and postretirement liability, net of $14.0 million tax	—	—	—	—	—	—	22,104	—	22,104

Other comprehensive income, net of tax									1,384
Exercise of stock options, net of tax withholding forfeitures	—	—	(31,003)	—	879	30,819	—	—	(184)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(7,012)	—	120	4,197	—	—	(2,815)
Share repurchase program	—	—	—	—	(1,712)	(93,750)	—	—	(93,750)
Share-based compensation	—	—	25,588	—	—	—	—	—	25,588
Dividends ($0.20 per share)	—	—	—	(8,855)	—	—	—	—	(8,855)

Balance at December 31, 2013	50,335	$503	$585,753	$556,214	(6,880)	$(276,748)	$(29,181)	$—	$836,541

Net income	—	—	—	74,449	—	—	—	—	74,449
Foreign currency translation, net of $1.8 million tax	—	—	—	—	—	—	(10,387)	—	(10,387)
Adjustments to pension and postretirement liability, net of $3.6 million tax	—	—	—	—	—	—	(6,463)	—	(6,463)

Other comprehensive loss, net of tax									(16,850)
Exercise of stock options, net of tax withholding forfeitures	—	—	(12,123)	—	194	2,395	—	—	(9,728)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(3,958)	—	77	1,979	—	—	(1,979)
Share repurchase program	—	—	—	—	(1,262)	(92,197)	—	—	(92,197)
Share-based compensation	—	—	25,717	—	—	—	—	—	25,717
Dividends ($0.20 per share)	—	—	—	(8,767)	—	—	—	—	(8,767)

Balance at December 31, 2014	50,335	$503	$595,389	$621,896	(7,871)	$(364,571)	$(46,031)	$—	$807,186

Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,470	1,470
Net income	—	—	—	66,204	—	—	—	(24)	66,180
Foreign currency translation, net of $1.3 million tax	—	—	—	—	—	—	(20,820)	(22)	(20,842)
Adjustments to pension and postretirement liability, net of $3.1 million tax	—	—	—	—	—	—	7,864	—	7,864

Other comprehensive loss, net of tax									(12,978)
Exercise of stock options, net of tax withholding forfeitures	—	—	(6,070)	—	100	(96)	—	—	(6,166)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(6,454)	—	115	927	—	—	(5,527)
Share repurchase program	—	—	—	—	(698)	(39,053)	—	—	(39,053)
Share-based compensation	—	—	22,795	—	—	—	—	—	22,795
Dividends ($0.20 per share)	—	—	—	(8,384)	—	—	—	—	(8,384)

Balance at December 31, 2015	50,335	$503	$605,660	$679,716	(8,354)	$(402,793)	$(58,987)	$1,424	$825,523

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

Consolidation

The accompanying Consolidated Financial Statements include Belden Inc. and all of its subsidiaries, including variable interest entities for which we are the primary beneficiary. We eliminate all significant affiliate accounts and transactions in consolidation.

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results and the disclosure of contingencies. Actual results could differ from those estimates. We make significant estimates with respect to the collectability and valuation of receivables, the valuation of inventory, the realization of deferred tax assets, the valuation of goodwill and indefinite-lived intangible assets, the valuation of contingent liabilities, the calculation of share-based compensation, the calculation of pension and other postretirement benefits expense, and the valuation of acquired businesses.

Reclassifications

We have made certain reclassifications to the 2014 and 2013 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2015 presentation.

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

As of December 31, 2015 and 2014, we utilized Level 1 inputs to determine the fair value of cash equivalents. During 2015, 2014, and 2013, we utilized Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for our annual impairment testing (see Note 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2015.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. As of December 31, 2015, we did not have any such cash equivalents on hand. The fair value of these cash equivalents as of December 31, 2014 was $1.2 million, which was based on quoted market prices in active markets (i.e., Level 1 valuation).

Accounts Receivable

We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.

At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable balance at December 31, 2015 and 2014 totaled $19.1 million and $17.6 million, respectively.

We evaluate the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense, net of recoveries, of ($1.8 million), $0.3 million, and $0.2 million in 2015, 2014, and 2013, respectively. In 2015, we recovered approximately $2.7 million of accounts receivable from one significant customer. The allowance for doubtful accounts at December 31, 2015 and 2014 totaled $8.3 million and $11.5 million, respectively.

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

We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2015 and 2014 totaled $22.5 million and $31.8 million, respectively. The decrease in the allowance for excess and obsolete inventories was primarily due to physical disposal of inventory for which an allowance had been recorded previously.

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

The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2015, we performed a qualitative assessment for six of our reporting units, which collectively represented approximately $636 million of our consolidated goodwill balance. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.

For our annual impairment test in 2015, we performed a quantitative assessment for four of our reporting units. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs) as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples (revenues or EBITDA) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. The fair values of the four reporting units tested under a quantitative approach were substantially in excess of the carrying values as of the impairment testing date.

We did not recognize any goodwill impairment in 2015, 2014, or 2013. See Note 10 for further discussion.

We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets in 2015, 2014, or 2013. See Note 10 for further discussion.

We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2015, 2014, or 2013.

Equity Method Investment

We have a 50% ownership interest in Xuzhou Hirschmann Electronics Co. Ltd (the Hirschmann JV), which we acquired in connection with our 2007 acquisition of Hirschmann Automation and Control GmbH. The Hirschmann JV is an entity located in China that supplies load-moment indicators to the mobile crane market. We account for this investment using the equity method of accounting. The carrying value included in other long-lived assets on our Consolidated Balance Sheets of our investment in the Hirschmann JV as of December 31, 2015 and 2014 is $29.5 million and $33.4 million, respectively.

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

Accrued Sales Rebates

We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2015 and 2014 totaled $30.0 million and $31.5 million, respectively.

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

We have certain products subject to the accounting guidance on software revenue recognition. For such products, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and VSOE of the fair value of undelivered elements exists. As substantially all of the software licenses are sold in multiple-element arrangements that include either support and maintenance or both support and maintenance and professional services, we use the residual method to determine the amount of software license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as software license revenue. In our Network Security Solutions segment, we have established VSOE of the fair value of support and maintenance, subscription-based software licenses, and professional services. Software license revenue is generally recognized upon delivery of the software if all revenue recognition criteria are met.

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

Cost of Sales

Cost of sales includes our total cost of inventory sold during the period, including material, labor, production overhead costs, variable manufacturing costs, and fixed manufacturing costs. Production overhead costs include operating supplies, applicable utility expenses, maintenance costs, and scrap. Variable manufacturing costs include inbound, interplant, and outbound freight, inventory shrinkage, and charges for excess and obsolete inventory. Fixed manufacturing costs include the costs associated with our purchasing, receiving, inspection, warehousing, distribution centers, production and inventory control, and manufacturing management. Cost of sales also includes the costs to provide maintenance and support and other professional services.

Shipping and Handling Costs

We recognize fees earned on the shipment of product to customers as revenues and recognize costs incurred on the shipment of product to customers as a cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses not directly related to the production of inventory. They include all expenses related to selling and marketing our products, as well as the salary and benefit costs of associates performing the selling and marketing functions. Selling, general and administrative expenses also include salary and benefit costs, purchased services, and other costs related to our executive and administrative functions.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $27.5 million, $21.8 million, and $17.8 million for 2015, 2014, and 2013, respectively.

Share-Based Compensation

We compensate certain employees and non-employee directors with various forms of share-based payment awards and recognize compensation costs for these awards based on their fair values. We estimate the fair values of certain awards, primarily stock appreciation rights (SARs), on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. We develop the expected term assumption based on the vesting period and contractual term of an award, our historical exercise and cancellation experience, our stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. We develop the expected volatility assumption based on historical price data for our common stock. We estimate the fair value of certain restricted stock units with service vesting conditions and performance vesting conditions based on the grant date stock price. We estimate the fair value of certain restricted stock units with market conditions using a Monte Carlo simulation valuation model with the assistance of a third party valuation firm.

After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation cost expected to be recognized in our operating results over the service period of the award. We develop the forfeiture assumption based on our historical pre-vesting cancellation experience.

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

Current-Year Adoption of Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted in a $22.1 million decrease in total current assets, a $20.0 million increase in non-current deferred tax assets, a $2.3 million decrease in accrued liabilities, and a $0.2 million increase in non-current deferred tax liabilities in our Consolidated Balance Sheet as of December 31, 2014 compared to the prior period presentation. Adoption had no impact on our results of operations.

Pending Adoption of Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), and during August 2015, the FASB issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability are presented as a direct reduction from the carrying amount of that debt liability. ASU 2015-15 clarifies that an entity may continue to present debt issuance costs related to a line-of-credit arrangement as an asset and amortize the debt issuance costs ratably over the terms of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance will be effective for us for the year ending December 31, 2016. We do not expect the new guidance to have a material effect on our Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for us beginning January 1, 2018, and allows for both retrospective and modified retrospective methods of adoption. Early adoption beginning January 1, 2017 is permitted. We are in the process of determining the method and timing of adoption and assessing the impact of ASU 2014-09 on our Consolidated Financial Statements.

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

Note 3: Acquisitions

Tripwire

We acquired 100% of the outstanding ownership interest in Tripwire, Inc. (Tripwire) on January 2, 2015 for a purchase price of $703.2 million. The purchase price was funded with cash on hand and $200.0 million of borrowings under our revolving credit agreement (see Note 13). Tripwire is a leading global provider of advanced threat, security and compliance solutions. Tripwire’s solutions enable enterprises, service providers, manufacturers, and government agencies to detect, prevent, and respond to growing security threats. Tripwire is headquartered in Portland, Oregon. The results of Tripwire have been included in our Consolidated Financial Statements from January 2, 2015. We have determined that Tripwire is a reportable segment, Network Security Solutions. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of January 2, 2015 (in thousands).

Cash	$2,364
Receivables	37,792
Inventories	603
Other current assets	2,453
Property, plant and equipment	10,021
Goodwill	462,215
Intangible assets	306,000
Other non-current assets	659

Total assets	$822,107

Accounts payable	$3,142
Accrued liabilities	12,142
Deferred revenue	8,000
Deferred income taxes	95,074
Other non-current liabilities	540

Total liabilities	$118,898

Net assets	$703,209

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. The most significant change to the final purchase price allocation presented in the table above as compared to the preliminary purchase price allocation as of September 27, 2015 was a reduction of goodwill of approximately $15.8 million, primarily due to a reduction in the estimated fair value of acquired deferred tax liabilities.

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

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technology	$210,000	5.8
Customer relationships	56,000	15.0
Backlog	3,000	1.0

Total intangible assets subject to amortization	269,000

Intangible assets not subject to amortization:
Goodwill	462,215
Trademarks	31,000
In-process research and development	6,000

Total intangible assets not subject to amortization	499,215

Total intangible assets	$768,215

Weighted average amortization period		7.7

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

Our consolidated revenues and consolidated income from continuing operations before taxes for the year ended December 31, 2015 included $116.6 million of revenues and a $47.8 million loss from continuing operations before taxes from Tripwire. Consolidated revenues in the year ended December 31, 2015 were negatively impacted by approximately $50.4 million due to the reduction of the acquired deferred revenue balance to fair value. Our consolidated income from continuing operations before taxes for the year ended December 31, 2015 included $43.2 million of amortization of intangible assets and $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards.

The following table illustrates the unaudited pro forma effect on operating results as if the Tripwire acquisition had been completed as of January 1, 2014.

	Years Ended
	December 31, 2015	December 31, 2014
	(In thousands, except per share data)
	(Unaudited)
Revenues	$2,354,191	$2,405,198
Income from continuing operations	92,104	23,302
Diluted income per share from continuing operations attributable to Belden stockholders	$2.14	$0.53

For purposes of the pro forma disclosures, the year ended December 31, 2014 includes nonrecurring expenses from the effects of purchase accounting, including the compensation expense from the accelerated vesting of acquiree stock compensation awards of $9.2 million and amortization of the sales backlog intangible asset of $3.0 million.

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

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. There were no significant changes to the final purchase price allocation presented in the table above as compared to the preliminary purchase price allocation of December 31, 2014.

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

Our consolidated revenues and consolidated income (loss) from continuing operations before taxes for the year ended December 31, 2014 included $31.7 million and ($2.5) million, respectively, from ProSoft. Our consolidated income from continuing operations before taxes for the year ended December 31, 2014 included $2.4 million of amortization of intangible assets and $1.4 million of cost of sales related to the adjustment of acquired inventory to fair value.

Grass Valley

We acquired 100% of the outstanding ownership interest in Grass Valley USA, LLC and GVBB Holdings S.a.r.l., (collectively, Grass Valley) on March 31, 2014 for cash of $218.2 million. Grass Valley is a leading provider of innovative technologies for the broadcast industry, including production switchers, cameras, servers, and editing solutions. Grass Valley is headquartered in Hillsboro, Oregon, with significant locations throughout the United States, Europe, and Asia. The results of Grass Valley have been included in our Consolidated Financial Statements from March 31, 2014, and are reported within the Broadcast segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of March 31, 2014 (in thousands):

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

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations. The most significant change to the final purchase price allocation presented in the table above as compared to the preliminary purchase price allocation as of December 31, 2014 was an increase of goodwill of $11.5 million, primarily due to an increase in the estimated fair value of acquired accrued liabilities and deferred tax liabilities.

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

Our consolidated revenues and consolidated income (loss) from continuing operations before taxes for the year ended December 31, 2014 included $196.2 million and ($58.5) million, respectively, from Grass Valley. Our consolidated income from continuing operations before taxes for the year ended December 31, 2014 included $8.6 million of amortization of intangible assets and $6.9 million of cost of sales related to the adjustment of acquired inventory to fair value. We also recognized certain severance, restructuring, and acquisition integration costs in the 2014 related to Grass Valley. See Note 12.

The following table illustrates the unaudited pro forma effect on operating results as if the Grass Valley and ProSoft acquisitions had been completed as of January 1, 2013.

	Years ended December 31,
	2014	2013
	(In thousands, except per share data)
	(Unaudited)
Revenues	$2,401,200	$2,420,099
Income from continuing operations	67,956	66,874
Diluted income per share from continuing operations attributable to Belden stockholders	$1.54	$1.49

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

In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, we received $136.9 million in cash, and the remaining $15.2 million was placed in escrow as partial security for our indemnity obligations under the sale agreement. During 2013, we collected a partial settlement of $4.2 million from the escrow. During 2015, we agreed to a final settlement with the buyer of Trapeze regarding the escrow, and collected $3.5 million of the escrow receivable and recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations. Additionally, we recognized a $0.2 million net loss from discontinued operations for income tax expense related to this disposed business in 2015. In 2014, we recognized $0.6 million of income from discontinued operations due to the reversal of an uncertain tax position liability related to this disposed business.

Note 5: Operating Segments and Geographic Information

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

Operating Segment Information

Broadcast Solutions	Years ended December 31,
	2015	2014	2013
	(In thousands)
Segment revenues	$900,637	$928,586	$679,197
Affiliate revenues	1,371	1,381	933
Segment EBITDA	142,428	140,367	109,541
Depreciation expense	17,103	16,553	18,422
Amortization of intangibles	50,989	50,739	46,005
Severance, restructuring, and acquisition integration costs	39,078	48,557	12,128
Purchase accounting effects of acquisitions	132	8,574	6,550
Deferred gross profit adjustments	2,446	10,777	11,337
Acquisition of property, plant and equipment	27,900	17,912	10,526
Segment assets	394,197	430,991	294,454

Enterprise Connectivity Solutions	Years ended December 31,
	2015	2014	2013
	(In thousands)
Segment revenues	$445,243	$455,795	$493,129
Affiliate revenues	5,322	8,467	9,823
Segment EBITDA	71,508	66,035	62,165
Depreciation expense	11,783	13,744	12,469
Amortization of intangibles	543	650	543
Severance, restructuring, and acquisition integration costs	723	3,318	400
Purchase accounting effects of acquisitions	52	608	—
Acquisition of property, plant and equipment	9,788	12,574	11,749
Segment assets	190,298	206,377	223,073

Industrial Connectivity Solutions	Years ended December 31,
	2015	2014	2013
	(In thousands)
Segment revenues	$603,350	$682,374	$680,643
Affiliate revenues	1,613	2,927	1,901
Segment EBITDA	99,941	106,097	104,655
Depreciation expense	11,235	11,145	10,308
Amortization of intangibles	3,154	1,236	1,085
Severance, restructuring, and acquisition integration costs	6,228	11,953	700
Purchase accounting effects of acquisitions	334	1,328	—
Acquisition of property, plant and equipment	8,836	10,053	14,496
Segment assets	231,265	255,997	259,400

Industrial IT Solutions	Years ended December 31,
	2015	2014	2013
	(In thousands)
Segment revenues	$244,303	$253,464	$231,521
Affiliate revenues	70	54	208
Segment EBITDA	43,253	47,927	45,719
Depreciation expense	2,293	2,294	2,449
Amortization of intangibles	5,859	5,801	3,170
Severance, restructuring, and acquisition integration costs	169	6,999	1,660
Purchase accounting effects of acquisitions	32	2,030	—
Acquisition of property, plant and equipment	2,039	1,903	2,020
Segment assets	55,285	67,417	56,658

Network Security Solutions	Years ended December 31,
	2015	2014	2013
	(In thousands)
Segment revenues	$167,050	$—	$—
Affiliate revenues	8	—	—
Segment EBITDA	44,620	—	—
Depreciation expense	4,137	—	—
Amortization of intangibles	43,246	—	—
Severance, restructuring, and acquisition integration costs	972	—	—
Purchase accounting effects of acquisitions	9,197	—	—
Deferred gross profit adjustments	50,430	—	—
Acquisition of property, plant and equipment	5,009	—	—
Segment assets	63,235	—	—

Total Segments	Years ended December 31,
	2015	2014	2013
	(In thousands)
Segment revenues	$2,360,583	$2,320,219	$2,084,490
Affiliate revenues	8,384	12,829	12,865
Segment EBITDA	401,750	360,426	322,080
Depreciation expense	46,551	43,736	43,648
Amortization of intangibles	103,791	58,426	50,803
Severance, restructuring, and acquisition integration costs	47,170	70,827	14,888
Purchase accounting effects of acquisitions	9,747	12,540	6,550
Deferred gross profit adjustments	52,876	10,777	11,337
Acquisition of property, plant and equipment	53,572	42,442	38,791
Segment assets	934,280	960,782	833,585

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Total Segment Revenues	$2,360,583	$2,320,219	$2,084,490
Deferred revenue adjustments (1)	(51,361)	(11,954)	(15,297)

Consolidated Revenues	$2,309,222	$2,308,265	$2,069,193

Total Segment EBITDA	$401,750	$360,426	$322,080
Amortization of intangibles	(103,791)	(58,426)	(50,803)
Deferred gross profit adjustments (1)	(52,876)	(10,777)	(11,337)
Severance, restructuring, and acquisition integration costs (2)	(47,170)	(70,827)	(14,888)
Depreciation expense	(46,551)	(43,736)	(43,648)
Purchase accounting effects related to acquisitions (3)	(9,747)	(12,540)	(6,550)
Income from equity method investment	1,770	3,955	8,922
Gain on sale of assets	—	—	1,278
Eliminations	(2,832)	(4,956)	(3,792)

Consolidated operating income	140,553	163,119	201,262
Interest expense, net	(100,613)	(81,573)	(72,601)
Loss on debt extinguishment	—	—	(1,612)

Consolidated income from continuing operations before taxes	$39,940	$81,546	$127,049

(1)

For the year ended December 31, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire. See Note 3, Acquisitions.

(2)	See Note 12, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)

For the year ended December 31, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $ 0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. For the year ended December 31, 2014, we recognized $8.3 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisitions of Grass Valley and ProSoft.

Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Total segment assets	$934,280	$960,782	$833,585
Cash and cash equivalents	216,751	741,162	613,304
Goodwill	1,385,115	943,374	773,048
Intangible assets, less accumulated amortization	655,871	461,292	376,976
Deferred income taxes	34,295	60,652	54,801
Income tax receivable	3,787	4,953	12,169
Corporate assets	85,742	88,455	87,870

Total assets	$3,315,841	$3,260,670	$2,751,753

Total segment acquisition of property, plant and equipment	$53,572	$42,442	$38,791
Corporate acquisition of property, plant and equipment	1,397	3,017	1,418

Total acquisition of property, plant and equipment	$54,969	$45,459	$40,209

Geographic Information

The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2015, 2014 and 2013 for the following countries: the U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2015
Revenues	$1,270,467	$170,522	$114,863	$103,106	$650,264	$2,309,222
Percent of total revenues	55%	7%	5%	4%	29%	100%
Long-lived assets	$207,265	$27,315	$62,794	$35,588	$64,434	$397,396
Year ended December 31, 2014
Revenues	$1,134,721	$194,149	$132,330	$120,297	$726,768	$2,308,265
Percent of total revenues	49%	8%	6%	5%	32%	100%
Long-lived assets	$191,728	$29,773	$70,574	$40,557	$70,727	$403,359
Year ended December 31, 2013
Revenues	$1,032,190	$195,387	$126,461	$108,745	$606,410	$2,069,193
Percent of total revenues	50%	9%	6%	5%	30%	100%
Long-lived assets	$170,813	$27,458	$76,949	$45,702	$59,275	$380,197

Major Customer

Revenues generated from sales to the distributor Anixter International Inc., primarily in the Industrial Connectivity and Enterprise Connectivity segments, were $281.9 million (12% of revenues), $290.5 million (13% of revenues), and $289.9 million (14% of revenues) for 2015, 2014, and 2013, respectively. At December 31, 2015, we had $31.1 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 8% of our total accounts receivable outstanding at December 31, 2015.

Note 6: Noncontrolling Interest

In 2015, we entered into a joint venture agreement with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial IT products and integrated solutions to customers in China. Belden and Hite contributed $1.53 million and $1.47 million, respectively, to the joint venture in 2015, reflecting ownership percentages of 51% and 49%, respectively. Belden and Hite are committed to fund an additional $1.53 million and $1.47 million to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net loss attributable to noncontrolling interest in the consolidated statements of operations. The joint venture is not material to our consolidated financial statements as of or for the year ended December 31, 2015.

Note 7: Income Per Share

The following table presents the basis of the income per share computation:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Numerator for basic and diluted income per share:
Income from continuing operations	$66,508	$74,432	$104,734
Less: Net loss attributable to noncontrolling interest	(24)	—	—

Income from continuing operations attributable to Belden stockholders	66,532	74,432	104,734
Income (loss) from discontinued operations, net of tax, attributable to Belden stockholders	(242)	579	(1,421)
Loss from disposal of discontinued operations, net of tax, attributable to Belden stockholders	(86)	(562)	—

Net income attributable to Belden stockholders	$66,204	$74,449	$103,313

Denominator:
Weighted average shares outstanding, basic	42,390	43,273	43,871
Effect of dilutive common stock equivalents	563	724	866

Weighted average shares outstanding, diluted	42,953	43,997	44,737

For the years ended December 31, 2015, 2014, and 2013, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million, 0.2 million, and 0.2 million, respectively, because to do so would have been anti-dilutive.

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

Note 8: Inventories

The major classes of inventories were as follows:

	December 31,
	2015	2014
	(In thousands)
Raw materials	$92,929	$106,955
Work-in-process	27,730	31,611
Finished goods	97,814	121,655

Gross inventories	218,473	260,221
Excess and obsolete reserves	(22,531)	(31,823)

Net inventories	$195,942	$228,398

Note 9: Property, Plant and Equipment

The carrying values of property, plant and equipment were as follows:

	December 31,
	2015	2014
	(In thousands)
Land and land improvements	$29,235	$31,879
Buildings and leasehold improvements	135,154	131,534
Machinery and equipment	483,773	472,543
Computer equipment and software	112,888	96,546
Construction in process	28,274	33,726

Gross property, plant and equipment	789,324	766,228
Accumulated depreciation	(478,695)	(449,843)

Net property, plant and equipment	$310,629	$316,385

Disposals

During 2015, we sold certain property, plant and equipment of the Industrial Connectivity segment for $0.4 million and recognized a $0.3 million loss on the sale.

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

Impairment

We did not recognize any impairment losses in 2015, 2014, or 2013.

Depreciation Expense

We recognized depreciation expense in income from continuing operations of $46.6 million, $43.7 million, and $43.6 million in 2015, 2014, and 2013, respectively.

Note 10: Intangible Assets

The carrying values of intangible assets were as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$1,385,115	$—	$1,385,115	$943,374	$—	$943,374

Definite-lived intangible assets subject to amortization:
Customer relationships	$309,573	$(61,641)	$247,932	$261,914	$(46,457)	$215,457
Developed technology	416,817	(170,576)	246,241	213,017	(102,996)	110,021
Trademarks	19,417	(7,255)	12,162	19,438	(3,687)	15,751
Backlog	12,559	(12,559)	—	10,406	(9,627)	779
In-service research and development	14,238	(4,723)	9,515	10,340	(2,777)	7,563

Total intangible assets subject to amortization	772,604	(256,754)	515,850	515,115	(165,544)	349,571
Indefinite-lived intangible assets not subject to amortization:
Trademarks	129,671	—	129,671	103,040	—	103,040
In-process research and development	10,350	—	10,350	8,681	—	8,681

Total intangible assets not subject to amortization	140,021	—	140,021	111,721	—	111,721

Intangible assets	$912,625	$(256,754)	$655,871	$626,836	$(165,544)	$461,292

Segment Allocation of Goodwill and Trademarks

The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Broadcast	Enterprise	Industrial Connectivity	Industrial IT	Network Security	Consolidated
	(In thousands)
Balance at December 31, 2013	$466,375	$50,136	$187,975	$68,562	$—	$773,048
Acquisitions and purchase accounting adjustments	119,918	—	16,442	56,194	—	192,554
Translation impact	(12,789)	—	(4,364)	(5,075)	—	(22,228)

Balance at December 31, 2014	$573,504	$50,136	$200,053	$119,681	$—	$943,374

Acquisitions and purchase accounting adjustments	11,481	—	1,614	730	462,215	476,040
Translation impact	(25,455)	—	(4,948)	(3,896)	—	(34,299)

Balance at December 31, 2015	$559,530	$50,136	$196,719	$116,515	$462,215	$1,385,115

The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Broadcast	Enterprise	Industrial Connectivity	Industrial IT	Network Security	Consolidated
	(In thousands)
Balance at December 31, 2013	$70,127	$—	$12,193	$9,690	$—	$92,010
Reclassify to definite-lived	(2,700)	—	—	(3,900)	—	(6,600)
Acquisitions and purchase accounting adjustments	22,000	—	—	—	—	22,000
Translation impact	(2,244)	—	(1,449)	(677)	—	(4,370)

Balance at December 31, 2014	$87,183	$—	$10,744	$5,113	$—	$103,040

Acquisitions and purchase accounting adjustments	—	—	—	—	31,000	31,000
Translation impact	(2,198)	—	(1,654)	(517)	—	(4,369)

Balance at December 31, 2015	$84,985	$—	$9,090	$4,596	$31,000	$129,671

Impairment

The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2015 goodwill impairment test, we performed a quantitative assessment for four of our reporting units and determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. We determined that the fair values of the reporting units were substantially in excess of the carrying values; therefore, we did not record any goodwill impairment for the four reporting units. We performed a qualitative assessment for the remaining six of our reporting units, and we determined that it was more likely than not that the fair value was greater than the carrying value. Therefore, we did not record any goodwill impairment for the six reporting units. We also did not recognize any goodwill impairment in 2014 or 2013 based on the results of our annual goodwill impairment testing.

Similar to the quantitative goodwill impairment test, we determined the estimated fair values of our indefinite-lived trademarks by calculating the present values of the estimated cash flows (using Level 3 inputs) attributable to the respective trademarks. We did not recognize any trademark impairment charges in 2015, 2014, or 2013.

Amortization Expense

We recognized amortization expense in income from continuing operations of $103.8 million, $58.4 million, and $50.8 million in 2015, 2014, and 2013, respectively. We expect to recognize annual amortization expense of $95.1 million in 2016, $86.2 million in 2017, $71.0 million in 2018, $62.5 million in 2019, and $47.1 million in 2020 related to our intangible assets balance as of December 31, 2015.

The weighted-average amortization period for our customer relationships, developed technology, trademarks, and in-service research and development is 18.8 years, 5.3 years, 5.0 years, and 4.6 years, respectively.

Note 11: Accounts Payable and Accrued Liabilities

The carrying values of accounts payable and accrued liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Accounts payable	$223,514	$272,439
Current deferred revenue	101,460	45,139
Wages, severance and related taxes	86,389	70,256
Accrued rebates	29,997	31,506
Employee benefits	27,482	25,158
Accrued interest	25,188	26,741
Other (individual items less than 5% of total current liabilities)	52,733	49,272

Accounts payable and accrued liabilities	$546,763	$520,511

The majority of our accounts payable balance is due to trade creditors. Our accounts payable balance as of December 31, 2015 and 2014 included $11.8 million and $14.7 million, respectively, of amounts due to banks under a commercial acceptance draft program. All accounts payable outstanding under the commercial acceptance draft program are expected to be settled within one year.

See further discussion of the accrued severance balance in Note 12 below.

Note 12: Severance, Restructuring, and Acquisition Integration Activities

Industrial Restructuring Program: 2015

Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to impact our industrial segments. In response to these current industrial market conditions, we began to execute a restructuring program in the fourth fiscal quarter of 2015 to further reduce our cost structure. We recognized approximately $3.3 million of severance and other restructuring costs for this program during 2015. We expect to incur approximately $9 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the first fiscal quarter of 2016. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we expect to begin to realize in the first fiscal quarter of 2016.

Grass Valley Restructuring Program: 2015

Our Broadcast segment has been negatively impacted by a decline in sales volume for our broadcast technology infrastructure products sold by our Grass Valley brand. Outside of the U.S., demand for these products has been impacted by the relative price increase of our products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products has been impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these current broadcast market conditions, we began to execute a restructuring program beginning in the third fiscal quarter of 2015 to further reduce our cost structure. We recognized approximately $25.4 million of severance and other restructuring costs for this program during 2015. We expect to incur approximately $4 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the first fiscal quarter of 2016. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth fiscal quarter of 2015.

Productivity Improvement Program and Acquisition Integration: 2014-2015

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

In 2015, we recorded severance, restructuring, and integration costs of $18.5 million related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. We recorded $70.8 million of such costs in 2014.

Other Programs: 2013

During 2013, we recorded severance, restructuring, and acquisition integration costs of $14.9 million. The majority of these costs were recorded in our Broadcast segment. These costs were incurred primarily as a result of facility consolidation in New York for recently acquired locations and other acquisition integration activities. These activities were in connection with our integration activities for the 2012 acquisition of PPC Broadband, Inc.

The following tables summarize the costs by segment of the various programs described above:

Year Ended December 31, 2015	Severance	Other Restructuring and Integration Costs	Total Costs
		(In thousands)
Broadcast Solutions	$16,694	$22,384	$39,078
Enterprise Connectivity Solutions	(186)	909	723
Industrial Connectivity Solutions	3,309	2,919	6,228
Industrial IT Solutions	(728)	897	169
Network Security Solutions	12	960	972

Total	$19,101	$28,069	$47,170

Year Ended December 31, 2014
Broadcast Solutions	$20,025	$28,532	$48,557
Enterprise Connectivity Solutions	2,183	1,135	3,318
Industrial Connectivity Solutions	9,732	2,221	11,953
Industrial IT Solutions	5,314	1,685	6,999

Total	$37,254	$33,573	$70,827

Year Ended December 31, 2013
Broadcast Solutions	$4,112	$8,016	$12,128
Enterprise Connectivity Solutions	—	400	400
Industrial Connectivity Solutions	—	700	700
Industrial IT Solutions	1,318	342	1,660

Total	$5,430	$9,458	$14,888

The other restructuring and integration costs in 2015 and 2014 primarily consisted of costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, relocation, travel, reserves for inventory obsolescence as a result of product line integration, costs to consolidate operating and support facilities, and other costs. The other restructuring and integration costs in 2013 included relocation, equipment transfer, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.

Of the total severance, restructuring, and acquisition integration costs recognized during 2015, $9.4 million, $31.7 million, and $6.1 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized during 2014, $20.7 million, $46.5 million, and $3.6 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance and other restructuring costs recognized during 2013, $7.1 million, $6.5 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Accrued Severance

The table below sets forth severance activity that occurred for the four significant programs described above. The balances are included in accrued liabilities.

	Productivity Improvement Program	Grass Valley Integration	Grass Valley Restructuring	Industrial Restructuring
	(In thousands)
Balance at December 31, 2014	$7,141	$5,579	$—	$—
New charges	887	2,165	—	—
Cash payments	(1,455)	(2,370)	—	—
Foreign currency translation	(408)	(302)	—	—
Other adjustments	(170)	—	—	—

Balance at March 29, 2015	$5,995	$5,072	$—	$—

New charges	22	—	—	—
Cash payments	(1,268)	(1,709)	—	—
Foreign currency translation	97	10	—	—
Other adjustments	—	(1,590)	—	—

Balance at June 28, 2015	$4,846	$1,783	$—	$—

New charges	99	—	11,978	—
Cash payments	(987)	(946)	(755)	—
Foreign currency translation	(29)	—	—	—

Balance at September 27, 2015	$3,929	$837	$11,223	$—

New charges	—	—	3,960	2,728
Cash payments	(831)	(397)	(2,979)	(282)
Foreign currency translation	(64)	(27)	(119)	15
Other adjustments	(818)	—	—	182

Balance at December 31, 2015	$2,216	$413	$12,085	$2,643

The other adjustments in the three months ended March 29, 2015 and June 28, 2015 were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken. The other adjustments in the three months ended December 31, 2015 were changes in estimates, as actual amounts paid were less than estimated.

We expect the remaining amounts of these liabilities to be paid during 2016.

Note 13: Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2015	2014
	(In thousands)
Revolving credit agreement due 2018	$50,000	$—
Variable rate term loan due 2020	243,965	246,375
Senior subordinated notes:
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	553,835	616,326
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,459,056	1,521,547

Total debt and other borrowing arrangements	1,753,021	1,767,922
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,750,521	$1,765,422

Revolving Credit Agreement due 2018

Our revolving credit agreement provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire (see Note 3). In the fourth fiscal quarter, we repaid $150.0 million of the Revolver borrowings, and as of December 31, 2015, we had $50.0 million remaining borrowings outstanding under the Revolver. As of December 31, 2015, our available borrowing capacity was $242.5 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%—1.75%, depending upon our leverage position. The interest rate as of December 31, 2015 was 2.13%. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.

Variable Rate Term Loan due 2020

In 2013, we borrowed $250.0 million under a Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of December 31, 2015 was 3.25%. We paid approximately $3.9 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

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

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In November 2014, we issued an additional €200.0 million ($247.5 million at issuance) aggregate principal amount of 2023 Notes. The carrying value of the 2023 Notes as of December 31, 2015 is $553.8 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on April 15 and October 15 of each year. We paid $12.7 million of fees associated with the issuance of the 2023 Notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transactions to repay amounts outstanding under the revolving credit component of our previously outstanding Senior Secured Facility and for general corporate purposes.

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

The senior subordinated notes due 2019, 2022, 2023, and 2024 are redeemable currently and after September 1, 2017, April 15, 2018, and July 15, 2019, respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2019		2022		2023		2024
Year	Percentage	Year	Percentage	Year	Percentage	Year	Percentage
2016	101.542%	2017	102.750%	2018	102.750%	2019	102.625%
2017 and thereafter	100.000%	2018	101.833%	2019	101.833%	2020	101.750%
		2019	100.917%	2020	100.917%	2021	100.875%
		2020 and thereafter	100.000%	2021 and thereafter	100.000%	2022 and thereafter	100.000%

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of December 31, 2015 was approximately $1,416.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,459.1 million as of December 31, 2015. We believe the fair value of our Term Loan and the balance outstanding under our Revolver approximate book value.

Maturities

Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2015 are as follows (in thousands):

2016	$2,500
2017	2,500
2018	52,500
2019	7,721
2020	233,965
Thereafter	1,453,835

$1,753,021

Note 14: Income Taxes

	Years ended December 31,
	2015	2014	2013
		(In thousands)
Income (loss) from continuing operations before taxes:
United States operations	$(6,924)	$14,042	$31,678
Foreign operations	46,864	67,504	95,371

Income from continuing operations before taxes	$39,940	$81,546	$127,049

Income tax expense (benefit):
Currently payable
United States federal	$—	$6,701	$(4,493)
United States state and local	1,789	1,617	(26)
Foreign	17,317	16,592	21,377

	19,106	24,910	16,858
Deferred
United States federal	(23,709)	(9,662)	3,575
United States state and local	(2,257)	(746)	1,593
Foreign	(19,708)	(7,388)	289

	(45,674)	(17,796)	5,457

Income tax expense (benefit)	$(26,568)	$7,114	$22,315

In addition to the above income tax expense (benefit) associated with continuing operations, we also recorded income tax expense (benefit) associated with discontinued operations of $0.2 million, ($0.9 million), and $1.4 million in 2015, 2014, and 2013, respectively.

	Years Ended December 31,
	2015		2014		2013
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	35.0%		35.0%		35.0%
State and local income taxes	(2.6%	)	0.8%		1.5%
Impact of change in tax contingencies	(4.2%	)	(7.1%	)	3.8%
Foreign income tax rate differences	(8.4%	)	(17.6%	)	(12.1%	)
Impact of change in deferred tax asset valuation allowance	(28.6%	)	4.7%		(0.6%	)
Domestic permanent differences & tax credits	(57.7%	)	(7.1%	)	(10.0%	)

	(66.5%	)	8.7%		17.6%

In 2015, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of domestic permanent differences and tax credits. We recognized a total income tax benefit from domestic permanent differences and tax credits of $23.0 million in 2015. Approximately $18.0 million of that benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions as a result of implementing a tax planning strategy, net of the U.S. income tax consequences. We were also able to recognize other foreign tax credits and research and development tax credits in 2015, which represented the remaining $5.0 million of tax benefit from domestic permanent differences and tax credits.

An additional significant factor impacting the income tax benefit for 2015 was the reduction of a deferred tax valuation allowance related to certain net operating loss carryforwards in one of our foreign jurisdictions. Based on implemented tax planning strategies, the net operating loss carryforwards have become fully realizable, and we realized a net tax benefit of $11.4 million related to changes in the valuation allowance.

In 2015, 2014, and 2013, a significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of foreign tax rate differences. The statutory tax rates associated with our foreign earnings are generally lower than the statutory U.S. tax rate of 35%. The foreign tax rate differences are most significant in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences resulted in an income tax benefit of $3.4 million, $14.4 million, and $15.4 million in 2015, 2014, and 2013, respectively. Additionally, in 2015 and 2014, our income tax expense was reduced by $2.5 million and $2.0 million, respectively, due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2022.

	December 31,
	2015	2014
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(203,736)	$(90,413)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	32,831	34,656
Reserves and accruals	44,345	44,809
Net operating loss and tax credit carryforwards	231,892	217,902
Valuation allowances	(117,071)	(157,317)

	191,997	140,050

Net deferred income tax asset (liability)	$(11,739)	$49,637

The increase in deferred income tax liabilities during 2015 is primarily due to the acquisition of Tripwire; see further discussion in Note 3. The decrease in our deferred tax valuation allowance is primarily due to certain net operating loss carryforwards becoming fully realizable, as discussed above, as well as the impact of foreign currency translation. The deferred tax valuation allowance also decreased due to a reduction in both the estimated amount of acquired deferred tax assets and the related valuation allowance for our 2014 acquisition of Grass Valley.

As of December 31, 2015, we had $606.6 million of net operating loss carryforwards and $85.9 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $24.4 million in 2015, $27.1 million in 2016, $17.0 million in 2017, $27.6 million between 2018 and 2020, and $169.9 million between 2021 and 2035. Net operating losses with an indefinite carryforward period total $340.6 million. Of the $606.6 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $206.8 million of these net operating loss carryforwards within their respective expiration periods.

Unless otherwise utilized, tax credit carryforwards of $85.9 million will expire as follows: $27.7 million between 2018 and 2020, and $51.8 million between 2021 and 2035. Tax credit carryforwards with an indefinite carryforward period total $6.4 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $83.6 million of these tax credit carryforwards within their respective expiration periods.

The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2015 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
France	$244,105
United States - various states	202,985
Germany	63,576
Netherlands	24,583
Japan	24,412
Australia	13,027
Other	33,913

Total	$606,601

Tax Credit Carryforwards
(In thousands)
United States	$68,189
Canada	17,679

Total	$85,868

It is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As a result, as of December 31, 2015, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $611.1 million of the undistributed earnings of foreign subsidiaries that are considered permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of the deferred tax liability related to investments in these foreign subsidiaries that would be payable if we were not indefinitely reinvested.

In 2015, we recognized a net $2.8 million decrease to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2015	2014
	(In thousands)
Balance at beginning of year	$10,057	$18,639
Additions based on tax positions related to the current year	544	663
Additions for tax positions of prior years	638	73
Reductions for tax positions of prior years - Settlement	(3,765)	(7,907)
Reduction for tax positions of prior years - Statute of limitations	(181)	(1,411)

Balance at end of year	$7,293	$10,057

The majority of the reductions for tax positions of prior years relates to the settlement of income tax audits in both domestic and foreign jurisdictions. The balance of $7.3 million at December 31, 2015, reflects tax positions that, if recognized, would impact our effective tax rate.

As of December 31, 2015, we believe it is reasonably possible that $2.7 million of unrecognized tax benefits will change within the next twelve months primarily attributable to the expected completion of tax audits in foreign jurisdictions.

Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. During 2015, we did not recognize any interest expense related to uncertain tax positions. During 2014 and 2013, we recognized approximately ($1.1) million and $1.7 million, respectively, in interest expense (reduction of interest expense). We have approximately $1.4 million and $1.7 million accrued for the payment of interest and penalties as of December 31, 2015 and 2014, respectively.

Our federal, state, and foreign income tax returns for the tax years 2010 and later remain subject to examination by the Internal Revenue Service and by various state and foreign tax authorities.

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

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2015, 2014, and 2013 was $12.6 million, $11.8 million, and $11.1 million, respectively.

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

	Pension Benefits		Other Benefits
Years Ended December 31,	2015	2014	2015	2014
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(300,339)	$(258,423)	$(39,169)	$(46,614)
Service cost	(5,505)	(5,453)	(52)	(49)
Interest cost	(9,116)	(10,757)	(1,301)	(1,647)
Participant contributions	(109)	(109)	(5)	(7)
Actuarial gain (loss)	12,108	(28,971)	1,720	4,392
Acquisitions	—	(25,283)	—	—
Settlements	1,579	—	—	—
Curtailments	128	359	—	—
Foreign currency exchange rate changes	12,132	13,708	4,691	2,704
Benefits paid	13,917	14,590	1,803	2,052

Benefit obligation, end of year	$(275,205)	$(300,339)	$(32,313)	$(39,169)

	Pension Benefits		Other Benefits
Years Ended December 31,	2015	2014	2015	2014
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$216,754	$198,367	$—	$—
Actual return on plan assets	2,569	20,223	—	—
Employer contributions	5,706	7,992	1,798	2,045
Plan participant contributions	109	109	5	7
Acquisitions	—	9,360	—	—
Settlements	(1,579)	—	—	—
Foreign currency exchange rate changes	(5,270)	(4,707)	—	—
Benefits paid	(13,917)	(14,590)	(1,803)	(2,052)

Fair value of plan assets, end of year	$204,372	$216,754	$—	$—

Funded status, end of year	$(70,833)	$(83,585)	$(32,313)	$(39,169)
Amounts recongized in the balance sheets:
Prepaid benefit cost	$7,219	$5,689	$—	$—
Accrued benefit liability (current)	(3,173)	(3,628)	(1,962)	(2,188)
Accrued benefit liability (noncurrent)	(74,879)	(85,646)	(30,351)	(36,981)

Net funded status	$(70,833)	$(83,585)	$(32,313)	$(39,169)

The accumulated benefit obligation for all defined benefit pension plans was $272.5 million and $296.4 million at December 31, 2015 and 2014, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $228.3 million, $225.4 million, and $150.2 million, respectively, as of December 31, 2015, and were $247.5 million, $243.9 million, and $158.2 million, respectively, as of December 31, 2014. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $46.9 million, $47.1 million, and $54.1 million, respectively, as of December 31, 2015, and were $52.8 million, $52.5 million, and $58.5 million, respectively, as of December 31, 2014.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2015	2014	2013	2015	2014	2013
			(In thousands)
Components of net periodic benefit cost:
Service cost	$5,505	$5,453	$5,554	$52	$49	$125
Interest cost	9,116	10,757	9,310	1,301	1,647	1,910
Expected return on plan assets	(12,518)	(12,468)	(11,066)	—	—	—
Amortization of prior service credit	(44)	(48)	(54)	(87)	(100)	(108)
Curtailment gain	(128)	(359)	—	—	—	—
Settlement loss	128	—	—	—	—	—
Net loss recognition	5,082	4,154	6,388	328	315	932

Net periodic benefit cost	$7,141	$7,489	$10,132	$1,594	$1,911	$2,859

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2015	2014	2015	2014
Weighted average assumptions for benefit obligations at year end:
Discount rate	3.6%	3.2%	4.0%	3.7%
Salary increase	3.5%	3.3%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	3.2%	4.1%	3.7%	4.4%
Salary increase	3.5%	3.9%	N/A	N/A
Expected return on assets	6.7%	6.7%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.5%	5.5%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2022	2016

A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2015 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)
Effect on total of service and interest cost components	$134	$(110)
Effect on postretirement benefit obligation	$2,996	$(2,484)

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

The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2015				December 31, 2014
	Fair Market Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
Large-cap fund	$77,618	$3,266	$74,352	$—	$82,816	$3,414	$79,402	$—
Mid-cap fund	14,427	957	13,470	—	15,276	1,448	13,828	—
Small-cap fund	19,260	461	18,799	—	19,952	312	19,640	—
Debt securities(b)
Government bond fund	26,827	1,387	25,440	—	29,121	1,244	27,877	—
Corporate bond fund	24,975	3,194	21,781	—	27,485	3,815	23,670	—
Fixed income fund(c)	40,989	—	40,989	—	41,975	—	41,975	—
Cash & equivalents	276	276	—	—	129	129	—	—

Total	$204,372	$9,541	$194,831	$—	$216,754	$10,362	$206,392	$—

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

The following table reflects the benefits as of December 31, 2015 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans as well as Medicare subsidy receipts. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans	Medicare Subsidy Receipts
		(In thousands)
2016	$16,173	$2,097	$87
2017	17,795	2,044	80
2018	17,886	1,970	72
2019	18,816	1,890	65
2020	17,170	1,827	57
2021-2025	94,434	8,569	188

Total	$182,274	$18,397	$549

We anticipate contributing $5.2 million and $2.0 million to our pension and other postretirement plans, respectively, during 2016.

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2015, the changes in these amounts during the year ended December 31, 2015, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2016 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss	$51,720	$2,515
Net prior service credit	(81)	(40)

	$51,639	$2,475

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss, beginning of year	$61,333	$4,679
Amortization cost	(5,082)	(328)
Curtailment gain recognized	128	—
Settlement loss recognized	(128)	—
Actuarial gain	(12,236)	(1,720)
Asset loss	9,949	—
Currency impact	(2,244)	(116)

Net actuarial loss, end of year	$51,720	$2,515

Prior service credit, beginning of year	$(94)	$(143)
Amortization credit	44	87
Currency impact	(31)	16

Prior service credit, end of year	$(81)	$(40)

	Pension Benefits	Other Benefits
	(In thousands)
Expected 2016 amortization:
Amortization of prior service credit	$(43)	$(40)
Amortization of net loss	2,709	220

	$2,666	$180

Note 16: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Years ended December 31,
	2015	2014	2013
		(In thousands)
Net income	$66,180	$74,449	$103,313
Foreign currency translation loss, net of $1.3 million, $1.8 million, and $2.2 million tax, respectively	(20,842)	(10,387)	(20,720)
Adjustments to pension and postretirement liability, net of $3.1 million, $3.6 million, and $14.0 million tax, respectively	7,864	(6,463)	22,104

Total comprehensive income	53,202	57,599	104,697

Less: Comprehensive loss attributable to noncontrolling interest	(46)	—	—

Comprehensive income attributable to Belden stockholders	$53,248	$57,599	$104,697

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2013	$7,796	$(36,977)	$(29,181)
Other comprehensive loss before reclassifications	(10,387)	(9,120)	(19,507)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,657	2,657

Net current period other comprehensive loss	(10,387)	(6,463)	(16,850)

Balance at December 31, 2014	(2,591)	(43,440)	(46,031)

Other comprehensive loss attributable to Belden stockholders before reclassifications	(20,820)	4,434	(16,386)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,430	3,430

Net current period other comprehensive loss attributable to Belden stockholders	(20,820)	7,864	(12,956)

Balance at December 31, 2015	$(23,411)	$(35,576)	$(58,987)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$5,410	(1)
Prior service credit	(131)	(1)

Total before tax	5,279
Tax benefit	(1,849)

Total net of tax	$3,430

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 15).

Note 17: Share-Based Compensation

Compensation cost charged against income, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2015	2014	2013
		(In thousands)
Total share-based compensation cost	$17,745	$18,858	$14,854
Income tax benefit	6,867	7,334	5,777

We currently have outstanding stock appreciation rights (SARs), stock options, restricted stock units with service vesting conditions, restricted stock units with performance vesting conditions, and restricted stock units with market conditions. We grant SARs and stock options with an exercise price equal to the closing market price of our common stock on the grant date. Generally, SARs and stock options may be converted into shares of our common stock in equal amounts on each of the first three anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting in certain circumstances, including following a change in control of the Company. Restricted stock units with service conditions generally vest 3-5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions generally vest as follows: 1) 50% on the second anniversary of their grant date and 50% on the third anniversary, or 2) 100% on the third anniversary of their grant date. Restricted stock units issued based on the attainment of market conditions generally vest on the third anniversary of their grant date.

We recognize compensation cost for all awards based on their fair values. The fair values for SARs and stock options are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates the assumptions noted in the following table. Expected volatility is based on historical volatility, and expected term is based on historical exercise patterns of option holders. The fair value of restricted stock units with service vesting conditions or performance vesting conditions is the closing market price of our common stock on the date of grant. We estimate the fair value of certain restricted stock units with market conditions using a Monte Carlo simulation valuation model with the assistance of a third party valuation firm. Compensation costs for awards with service conditions are amortized to expense using the straight-line method. Compensation costs for awards with performance conditions and graded vesting are amortized to expense using the graded attribution method.

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs and options granted	$31.22	$35.46	$24.63
Total intrinsic value of SARs converted and options exercised	14,697	24,023	47,058
Cash received for options exercised	30	48	14,030
Tax benefit related to share-based compensation	5,050	6,859	10,734
Weighted-average fair value of restricted stock shares and units granted	96.52	72.46	50.38
Total fair value of restricted stock shares and units vested	7,696	7,888	9,032
Expected volatility	35.66%	52.63%	53.94%
Expected term (in years)	5.7	5.8	6.1
Risk-free rate	1.59%	1.79%	1.04%
Dividend yield	0.22%	0.28%	0.40%

	SARs and Stock Options				Restricted Shares and Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
		(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2015	1,305	$44.60			493	$54.76
Granted	236	88.79			183	96.52
Exercised or converted	(320)	40.03			(178)	43.11
Forfeited or expired	(32)	73.60			(34)	70.99

Outstanding at December 31, 2015	1,189	$53.80	7.0	$(7,280)	464	$74.50

Vested or expected to vest at December 31, 2015	1,169	$53.51	7.0	$(6,811)
Exercisable or convertible at December 31, 2015	730	41.06	6.0	4,831

At December 31, 2015, the total unrecognized compensation cost related to all nonvested awards was $22.6 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Note 19: Share Repurchases

In July 2011, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to $150.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. In November 2012, our Board of Directors authorized an extension of the share repurchase program, which allowed us to purchase up to an additional $200.0 million of our common stock. This program was funded by cash on hand and cash flows from operating activities. The program did not have an expiration date and could have been suspended at any time at the discretion of the Company.

From inception of the program to December 31, 2015, we repurchased 7.4 million shares of our common stock under the program for an aggregate cost of $350.0 million and an average price of $47.43. In 2015, we repurchased 0.7 million shares of our common stock under the share repurchase program for an aggregate cost of $39.1 million and an average price per share of $55.95. The repurchase activities in 2015 utilized all remaining authorized amounts under the share repurchase program. In 2014, we repurchased 1.3 million shares of our common stock under the program for an aggregate cost of $92.2 million and an average price of $73.06 per share. In 2013, we repurchased 1.7 million shares of our common stock under the program for an aggregate cost of $93.8 million and an average price of $54.76 per share.

Note 20: Operating Leases

Operating lease expense incurred primarily for manufacturing and office space, machinery, and equipment was $40.6 million, $32.8 million, and $26.5 million in 2015, 2014, and 2013, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2015 are as follows (in thousands):

2016	$24,331
2017	17,270
2018	13,580
2019	10,845
2020	8,490
Thereafter	18,958

$93,474

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 21: Market Concentrations and Risks

Concentrations of Credit

We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which five are distributors, constitute in aggregate approximately 33%, 33%, and 36% of revenues in 2015, 2014, and 2013, respectively.

Unconditional Commodity Purchase Obligations

At December 31, 2015, we were committed to purchase approximately 2.4 million pounds of copper at an aggregate fixed cost of $5.6 million. At December 31, 2015, this fixed cost was $0.4 million more than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. In addition, at December 31, 2015, we were committed to purchase 0.5 million pounds of aluminum at an aggregate fixed cost of $0.4 million. At December 31, 2015, this fixed cost approximated the market cost that would be incurred on a spot purchase of the same amount of aluminum. These commitments will mature in 2016 and early 2017.

Labor

Approximately 22% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 19% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2016.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2015 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2015 and 2014 was $1,753.0 million and $1,767.9 million, respectively. The fair value of our senior subordinated notes at December 31, 2015 and 2014 was approximately $1,416.6 million and $1,529.4 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,459.1 million and $1,521.5 million as of December 31, 2015 and 2014, respectively. We believe the fair value of our Term Loan and the balance outstanding under our Revolver approximate book value.

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

Letters of Credit, Guarantees and Bonds

At December 31, 2015, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $8.2 million, $3.0 million, and $2.4 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.

Note 23: Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2015	2014	2013
		(In thousands)
Income tax refunds received	$4,068	$12,681	$11,165
Income taxes paid	(24,960)	(25,308)	(79,778)
Interest paid, net of amount capitalized	(91,496)	(70,915)	(60,340)

Note 24: Quarterly Operating Results (Unaudited)

2015	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	88	91	91	95	365
Revenues	$546,957	$585,755	$579,266	$597,244	$2,309,222
Gross profit	207,649	234,276	226,131	250,117	918,173
Operating income	4,898	44,143	34,502	57,010	140,553
Income (loss) from continuing operations	(19,636)	21,677	14,811	49,656	66,508
Loss from discontinued operations, net of tax	—	—	(242)	—	(242)
Loss from disposal of discontinued operations, net of tax	—	(86)	—	—	(86)
Less: Net loss attributable to noncontrolling interest	—	—	—	(24)	(24)
Net income (loss) attributable to Belden stockholders	(19,636)	21,591	14,569	49,680	66,204
Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$(0.46)	$0.51	$0.35	$1.18	$1.57
Discontinued operations	—	—	(0.01)	—	(0.01)
Disposal of discontinued operations	—	—	—	—	—

Net income	$(0.46)	$0.51	$0.34	$1.18	$1.56

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$(0.46)	$0.50	$0.35	$1.17	$1.55
Discontinued operations	—	—	(0.01)	—	(0.01)
Disposal of discontinued operations	—	—	—	—	—

Net income	$(0.46)	$0.50	$0.34	$1.17	$1.54

2014	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	89	91	91	94	365
Revenues	$487,690	$600,891	$610,774	$608,910	$2,308,265
Gross profit	175,717	204,385	221,732	217,615	819,449
Operating income	49,511	12,326	58,011	43,271	163,119
Income from continuing operations	25,156	15	33,847	15,414	74,432
Income from discontinued operations, net of tax	—	—	—	579	579
Loss from disposal of discontinued operations, net of tax	(562)	—	—	—	(562)
Net income attributable to Belden stockholders	24,594	15	33,847	15,993	74,449
Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.58	$—	$0.78	$0.36	$1.72
Discontinued operations	—	—	—	0.01	0.01
Disposal of discontinued operations	(0.01)	—	—	—	(0.01)

Net income	$0.57	$—	$0.78	$0.37	$1.72

Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$0.57	$—	$0.77	$0.35	$1.69
Discontinued operations	—	—	—	0.01	0.01
Disposal of discontinued operations	(0.01)	—	—	—	(0.01)

Net income	$0.56	$—	$0.77	$0.36	$1.69

Included in the first, second, third, and fourth quarters of 2015 are severance, restructuring, and integration costs of $14.6 million, $4.9 million, $14.1 million, and $13.6 million, respectively. In addition, the first quarter of 2015 includes $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards related to our acquisition of Tripwire.

Included in the first, second, third, and fourth quarters of 2014 are severance, restructuring, and integration costs of $1.4 million, $38.2 million, $9.2 million, and $22.0 million, respectively. The second quarter of 2014 also includes $7.4 million of purchase accounting effects related to acquisitions, primarily the adjustment of acquired inventory to fair value.

Note 25: Subsequent Events

On January 7, 2016, we acquired 100% of the outstanding shares of M2FX Limited (M2FX), a leading manufacturer of fiber optic cable and fiber protection solutions. M2FX’s fiber based solutions will enhance the product portfolio of our broadband connectivity business. The initial cash paid for M2FX was approximately $16 million. The purchase price remains preliminary in nature and subject to additional consideration of up to $9 million.

We are in the preliminary phase of the purchase accounting process, including obtaining third party valuations of certain tangible and intangible assets acquired. As such, the purchase accounting process is incomplete and we cannot provide the required disclosures of the estimated fair value of the assets and liabilities acquired for this business combination. We do not expect the M2FX acquisition to be material to our financial position or results of operations.

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

Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. As permitted, that evaluation excluded the business operations of Tripwire, Inc., which was acquired in 2015. The acquired business operations excluded from our evaluation constituted $790.1 million of our total assets as of December 31, 2015 and $116.6 million of our revenues for the year ended December 31, 2015. The operations of the acquired business will be included in our 2016 evaluation. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belden Inc.

We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tripwire, Inc. (Tripwire), which is included in the 2015 consolidated financial statements of Belden Inc. and constituted $790.1 million of total assets as of December 31, 2015, and $116.6 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tripwire.

In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, of Belden Inc. and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 25, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Item I—Election of Nine Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance—Audit Committee,” “Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents” and “Other Matters—Stockholder Proposals for the 2017 Annual Meeting,” as described in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to “Executive Compensation,” “Corporate Governance—Director Compensation,” “Corporate Governance—Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance—Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Ownership Information—Equity Compensation Plan Information on December 31, 2015” and “Ownership Information—Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Corporate Governance—Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to “Public Accounting Firm Information—Fees to Independent Registered Public Accountants for 2015 and 2014” and “Public Accounting Firm Information—Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2015

Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2015

Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2015

Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance

			(In thousands)
Accounts Receivable—
Allowance for Doubtful Accounts:
2015	$11,503	$2,561	$40	$(803)	$(4,353)	$(667)	$8,281
2014	3,390	1,184	9,845	(1,867)	(889)	(160)	11,503
2013	4,163	733	448	(1,391)	(520)	(43)	3,390
Inventories—
Excess and Obsolete Allowances:
2015	$31,823	$3,001	$2,755	$(12,744)	$(1,407)	$(897)	$22,531
2014	21,317	7,994	14,167	(10,908)	(1,413)	666	31,823
2013	23,954	5,632	—	(7,211)	(1,009)	(49)	21,317
Deferred Income Tax Asset—
Valuation Allowance:
2015	$157,317	$2,840	$(14,425)	$(1,823)	$(13,988)	$(12,850)	$117,071
2014	10,165	4,252	143,513	—	(415)	(198)	157,317
2013	7,498	496	3,064	—	(899)	6	10,165

All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Third Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1; May 31, 2012 Form 8-K, Exhibit 3.1; December 4, 2013 Form 8-K, Exhibit 3.1; May 29, 2014 Form 8-K, Exhibit 3.1; August 26, 2015 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.5	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.6	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.7	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	May 8, 2013 Form 10-Q, Exhibit 4.1

4.8	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

4.9	Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 8, 2013 Form 10-Q, Exhibit 4.2

4.10	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 6, 2013 Form 10-Q, Exhibit 4.1

4.11	Indenture relating to 5.5% Senior Subordinated Notes due 2023	March 26, 2013 Form 8-K, Exhibit 4.1

4.12	First Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 6, 2013 Form 10-Q, Exhibit 4.2

4.13	Indenture relating to 5.25% Senior Subordinated Notes due 2024	June 30, 2014 Form 8-K, Exhibit 4.1

4.14	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 4, 2014 Form 10-Q, Exhibit 4.1

4.15	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 4, 2014 Form 10-Q, Exhibit 4.2

4.16	First Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	November 4, 2014 Form 10-Q, Exhibit 4.3

4.17	Fourth Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 5, 2015 Form 10-Q, Exhibit 4.1

4.18	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	May 5, 2015 Form 10-Q, Exhibit 4.2

4.19	Second Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	May 5, 2015 Form 10-Q, Exhibit 4.3

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9

10.4*	Form of Stock Appreciation Rights Award	February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16; May 6, 2014 Form 10-Q, Exhibit 10.1

10.5*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17; May 6, 2014 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18; May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.10*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.11*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.12*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.13*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.14*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.15*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.16*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

10.17*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.18*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.19*	Executive Employment Agreement with Ross Rosenberg	August 5, 2014 Form 10-Q, Exhibit 10.1

10.20*	Executive Employment Agreement with Roel Vestjens	August 5, 2014 Form 10-Q, Exhibit 10.2

10.21*	Executive Employment Agreement with Brian Anderson	May 5, 2015 Form 10-Q, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.22*	Executive Employment Agreement with Dean McKenna	August 4, 2015 Form 10-Q Exhibit 10.1

10.23*	Form of Indemnification Agreement with each of the Directors and Brian Anderson, Henk Derksen, Christoph Gusenleitner, Dean McKenna, Glenn Pennycook, Ross Rosenberg, John Stroup, Dhrupad Trivedi, Roel Vestjens, and Doug Zink	March 1, 2007 Form 10-K, Exhibit 10.39

10.24	ABL Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.1

10.25	Term Loan Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.2

10.26	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Wells Fargo Securities, LLC	June 30, 2014 Form 8-K, Exhibit 10.1

10.27	Amendment No. 1 to Credit Agreement	August 17, 2015 Form 8-K, Exhibit 10.1

10.28	Amendment No. 1 to Term Loan Agreement	August 17, 2015 Form 8-K, Exhibit 10.2

10.29	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	November 25, 2014 Form 8-K, Exhibit 10.1

10.30	Agreement and Plan of Merge by and among VIA Holdings I, Inc., Belden Inc., Tahoe MergerSub, Inc. and Thoma Bravo, LLC, as Representative of the Stockholders and Optionholders	December 12, 2014 Form 8-K, Exhibit 2.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	May 31, 2012 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

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

BELDEN INC.

	By	/s/ JOHN S. STROUP
John S. Stroup
President, Chief Executive Officer and
Date: February 25, 2016		Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP	President, Chief Executive Officer and Director	February 25, 2016
John S. Stroup

/s/ HENK DERKSEN	Senior Vice President, Finance, and Chief Financial Officer	February 25, 2016
Henk Derksen

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 25, 2016
Douglas R. Zink

/s/ BRYAN C. CRESSEY*	Chairman of the Board and Director	February 25, 2016
Bryan C. Cressey

/s/ DAVID ALDRICH*	Director	February 25, 2016
David Aldrich

/s/ LANCE C. BALK*	Director	February 25, 2016
Lance C. Balk

/s/ STEVEN BERGLUND*	Director	February 25, 2016
Steven Berglund

/s/ JUDY L. BROWN*	Director	February 25, 2016
Judy L. Brown

/s/ GLENN KALNASY*	Director	February 25, 2016
Glenn Kalnasy

/s/ JONATHAN KLEIN*	Director	February 25, 2016
Jonathan Klein

/s/ GEORGE MINNICH*	Director	February 25, 2016
George Minnich

/s/ JOHN MONTER*	Director	February 25, 2016
John Monter

/s/ JOHN S. STROUP
*By John S. Stroup, Attorney-in-fact

Index to Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Third Amended and Restated Bylaws, as amended	November 24, 2008 Form 8-K, Exhibit 3.1.; May 22, 2009 Form 8-K, Exhibit 3.1; May 20, 2010 Form 8-K; March 2, 2011 Form 8-K, Exhibit 3.1; May 19, 2011 Form 8-K, Exhibit 3.1; May 31, 2012 Form 8-K, Exhibit 3.1; December 4, 2013 Form 8-K, Exhibit 3.1; May 29, 2014 Form 8-K, Exhibit 3.1; August 26, 2015 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.5	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.6	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.7	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	May 8, 2013 Form 10-Q, Exhibit 4.1

4.8	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

4.9	Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 8, 2013 Form 10-Q, Exhibit 4.2

4.10	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 6, 2013 Form 10-Q, Exhibit 4.1

4.11	Indenture relating to 5.5% Senior Subordinated Notes due 2023	March 26, 2013 Form 8-K, Exhibit 4.1

4.12	First Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 6, 2013 Form 10-Q, Exhibit 4.2

4.13	Indenture relating to 5.25% Senior Subordinated Notes due 2024	June 30, 2014 Form 8-K, Exhibit 4.1

4.14	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 4, 2014 Form 10-Q, Exhibit 4.1

4.15	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 4, 2014 Form 10-Q, Exhibit 4.2

4.16	First Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	November 4, 2014 Form 10-Q, Exhibit 4.3

4.17	Fourth Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 5, 2015 Form 10-Q, Exhibit 4.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

4.18	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	May 5, 2015 Form 10-Q, Exhibit 4.2

4.19	Second Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	May 5, 2015 Form 10-Q, Exhibit 4.3

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9

10.4*	Form of Stock Appreciation Rights Award	February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16; May 6, 2014 Form 10-Q, Exhibit 10.1

10.5*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17; may 6, 2014 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18; May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.10*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.11*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.12*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.13*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.14*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.15*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.16*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

10.17*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.18*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.19*	Executive Employment Agreement with Ross Rosenberg	August 5, 2014 Form 10-Q, Exhibit 10.1

10.20*	Executive Employment Agreement with Roel Vestjens	August 5, 2014 Form 10-Q, Exhibit 10.2

10.21*	Executive Employment Agreement with Brian Anderson	May 5, 2015 Form 10-Q, Exhibit 10.1

10.22*	Executive Employment Agreement with Dean McKenna	August 4, 2015 Form 10-Q, Exhibit 10.1

10.23*	Form of Indemnification Agreement with each of the Directors and Brian Anderson, Henk Derksen, Christoph Gusenleitner, Dean McKenna, Glenn Pennycook, Ross Rosenberg, John Stroup, Dhrupad Trivedi, Roel Vestjens, and Doug Zink	March 1, 2007 Form 10-K, Exhibit 10.39

10.24	ABL Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.1

10.25	Term Loan Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.2

10.26	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Wells Fargo Securities, LLC	June 30, 2014 Form 8-K, Exhibit 10.1

10.27	Amendment No. 1 to Credit Agreement	August 17, 2015 Form 8-K, Exhibit 10.1

10.28	Amendment No. 1 to Term Loan Agreement	August 17, 2015 Form 8-K, Exhibit 10.2

10.29	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	November 25, 2014 Form 8-K, Exhibit 10.1

10.30	Agreement and Plan of Merger by and among VIA Holdings I, Inc., Belden Inc., Tahoe MergerSub, Inc. and Thoma Bravo, LLC, as Representative of the Stockholders and Optionholders	December 12, 2014 Form 8-K, Exhibit 2.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	May 31, 2012 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

Exhibit 101.INS XBRL Instance Document

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Label

Exhibit 101.PRE XBRL Taxonomy Extension Presentation