Form 10-Q
period 2016-04-03
BELDEN INC.
filed 2016-05-10
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

Large accelerated filer ☑  Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☐

(Do not check if a smaller reporting company)

As of May 5, 2016, the Registrant had 42,071,617 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$146,264	$216,751
Receivables, net	346,210	387,386
Inventories, net	215,947	195,942
Other current assets	44,489	37,079

Total current assets	752,910	837,158
Property, plant and equipment, less accumulated depreciation	316,435	310,629
Goodwill	1,406,058	1,385,115
Intangible assets, less accumulated amortization	642,939	655,871
Deferred income taxes	36,481	34,295
Other long-lived assets	68,772	67,534

	$3,223,595	$3,290,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,921	$223,514
Accrued liabilities	281,392	323,249
Current maturities of long-term debt	2,500	2,500

Total current liabilities	492,813	549,263
Long-term debt	1,689,664	1,725,282
Postretirement benefits	107,054	105,230
Deferred income taxes	49,341	46,034
Other long-term liabilities	45,416	39,270
Stockholders’ equity:
Preferred stock	-	-
Common stock	503	503
Additional paid-in capital	606,591	605,660
Retained earnings	694,119	679,716
Accumulated other comprehensive loss	(60,705)	(58,987)
Treasury stock	(402,524)	(402,793)

Total Belden stockholders’ equity	837,984	824,099

Noncontrolling interest	1,323	1,424

Total stockholders’ equity	839,307	825,523

	$3,223,595	$3,290,602

The accompanying notes are an integral part of these Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands, except per share data)

Revenues	$541,497	$546,957
Cost of sales	(316,462)	(339,308)

Gross profit	225,035	207,649
Selling, general and administrative expenses	(122,406)	(140,048)
Research and development	(36,133)	(36,199)
Amortization of intangibles	(25,532)	(26,504)

Operating income	40,964	4,898
Interest expense, net	(24,396)	(23,846)

Income (loss) before taxes	16,568	(18,948)
Income tax expense	(143)	(688)

Net income (loss)	16,425	(19,636)
Less: Net loss attributable to noncontrolling interest	(99)	-

Net income (loss) attributable to Belden stockholders	$16,524	$(19,636)

Weighted average number of common shares and equivalents:
Basic	42,008	42,535
Diluted	42,440	42,535

Basic income (loss) per share attributable to Belden stockholders	$0.39	$(0.46)

Diluted income (loss) per share attributable to Belden stockholders	$0.39	$(0.46)

Comprehensive income (loss) attributable to Belden stockholders	$14,806	$(5,723)

Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$16,425	$(19,636)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	37,195	38,045
Share-based compensation	4,100	5,006
Tax deficiency (benefit) related to share-based compensation	67	(3,690)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	45,098	10,341
Inventories	(16,625)	(18,211)
Accounts payable	(17,187)	(34,562)
Accrued liabilities	(52,607)	(23,965)
Accrued taxes	(6,395)	(50)
Other assets	(1,226)	(2,406)
Other liabilities	3,834	923

Net cash provided by (used for) operating activities	12,679	(48,205)
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(15,348)	(695,345)
Capital expenditures	(13,431)	(15,456)
Proceeds from disposal of tangible assets	10	6

Net cash used for investing activities	(28,769)	(710,795)
Cash flows from financing activities:
Payments under borrowing arrangements	(50,625)	-
Withholding tax payments for share-based payment awards, net of proceeds from the exercise of stock options	(2,833)	(10,842)
Cash dividends paid	(2,101)	(2,140)
Tax benefit (deficiency) related to share-based compensation	(67)	3,690
Borrowings under credit arrangements	-	200,000
Debt issuance costs paid	-	(622)

Net cash provided by (used for) financing activities	(55,626)	190,086
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,229	(5,548)

Decrease in cash and cash equivalents	(70,487)	(574,462)
Cash and cash equivalents, beginning of period	216,751	741,162

Cash and cash equivalents, end of period	$146,264	$166,700

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

THREE MONTHS ENDED APRIL 3, 2016

(Unaudited)

	Belden Inc. Stockholders							Noncontrolling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2015	50,335	$503	$605,660	$679,716	(8,354)	$(402,793)	$(58,987)	$1,424	$825,523

Net income (loss)	-	-	-	16,524	-	-	-	(99)	16,425
Foreign currency translation, net of $1.6 million tax	-	-	-	-	-	-	(2,185)	(2)	(2,187)
Adjustments to pension and postretirement liability, net of $0.3 million tax	-	-	-	-	-	-	467	-	467

Other comprehensive loss, net of tax									(1,720)
Exercise of stock options, net of tax withholding forfeitures	-	-	(49)	-	2	(14)	-	-	(63)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	-	-	(3,053)	-	77	283	-	-	(2,770)
Share-based compensation	-	-	4,033	-	-	-	-	-	4,033
Dividends ($0.05 per share)	-	-	-	(2,121)	-	-	-	-	(2,121)

Balance at April 3, 2016	50,335	$503	$606,591	$694,119	(8,275)	$(402,524)	$(60,705)	$1,323	$839,307

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

The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2015:

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2015 Annual Report on Form 10-K.

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 3, 2016, the 94th day of our fiscal year 2016. Our fiscal second and third quarters each have 91 days. The three months ended March 29, 2015 included 88 days.

Reclassifications

We have made certain reclassifications to the 2015 Condensed Consolidated Financial Statements with no impact to reported net income in order to conform to the 2016 presentation.

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

As of and during the three months ended April 3, 2016 and March 29, 2015, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 2). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended April 3, 2016 and March 29, 2015.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We did not have any significant cash equivalents as of April 3, 2016.

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

As of April 3, 2016, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $9.1 million, $3.0 million, and $2.4 million, respectively.

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

Current-Year Adoption of Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015. We adopted ASU 2015-03 effective January 1, 2016, retrospectively. Adoption resulted in a $6.0 million decrease in total current assets, a $19.2 million decrease in other long-lived assets, and a $25.2 million decrease in long-term debt in our Consolidated Balance Sheet as of December 31, 2015 compared to the prior period presentation. Adoption had no impact on our results of operations.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which requires entities to recognize the income tax effects of stock awards in the income statement when the awards vest or are settled. Further, ASU 2016-09 allows entities to withhold up to the maximum individual statutory tax rate without classifying the stock awards as a liability and to account for forfeitures either upon occurrence or by estimating forfeitures. The new standard will be effective for us beginning January 1, 2017. Early adoption is permitted. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

Note 2:  Acquisitions

M2FX

We acquired 100% of the shares of M2FX Limited (M2FX) on January 7, 2016 for a preliminary purchase price of $23.2 million. The purchase price less cash acquired was $22.9 million. Of the total purchase price, $7.6 million was accrued for the estimated earn out consideration as determined by a third party valuation specialist using certain assumptions in a discounted cash flow model. Thus, the total cash consideration paid on January 7, 2016 was $15.3 million. M2FX is a manufacturer of fiber optic cable and fiber protective solutions for broadband access and telecommunications networks. M2FX is located in the United Kingdom. The results of M2FX have been included in our Consolidated Financial Statements from January 7, 2016, and are reported within the Broadcast segment. The M2FX acquisition was not material to our financial position or results of operations.

Note 3:  Operating Segments

We are organized around five global business platforms: Broadcast, Enterprise Connectivity, Industrial Connectivity, Industrial IT, and Network Security. Each of the global business platforms represents a reportable segment.

To capitalize on the adoption of IP technology and accelerate our penetration of the commercial audio-video market, we transferred responsibility of audio-video cable and connectors from our Broadcast platform to our Enterprise Connectivity platform effective January 1, 2016. We have revised the prior period segment information to conform to the change in the composition of these reportable segments. This transfer had no impact to our reporting units for purposes of goodwill impairment testing.

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Network Security Solutions	Total Segments
	(In thousands)
As of and for the three months ended April 3, 2016
Segment revenues	$171,272	$135,892	$141,091	$53,882	$41,663	$543,800
Affiliate revenues	424	1,699	182	28	-	2,333
Segment EBITDA	23,267	23,736	22,987	8,609	11,467	90,066

Depreciation expense	3,962	3,389	2,718	524	1,070	11,663
Amortization of intangibles	12,931	429	591	1,510	10,071	25,532

Severance, restructuring, and acquisition integration costs	4,378	500	865	2,665	-	8,408
Purchase accounting effects of acquisitions	195	-	-	-	-	195
Deferred gross profit adjustments	614	-	-	-	1,689	2,303
Segment assets	332,009	233,422	248,971	59,528	45,923	919,853

As of and for the three months ended March 29, 2015
Segment revenues	$176,500	$141,781	$152,972	$61,073	$37,125	$569,451
Affiliate revenues	102	1,870	323	21	8	2,324
Segment EBITDA	23,127	20,009	24,173	11,087	9,901	88,297

Depreciation expense	3,973	3,214	2,851	559	944	11,541
Amortization of intangibles	12,426	432	823	1,410	11,413	26,504

Severance, restructuring, and acquisition integration costs	11,527	568	1,773	(52)	667	14,483
Purchase accounting effects of acquisitions	-	-	267	-	9,155	9,422
Deferred gross profit adjustments	3,294	-	-	-	18,364	21,658
Segment assets	367,766	260,529	257,059	62,559	43,497	991,410

The following table is a reconciliation of the total of the reportable segments’ revenues and EBITDA to consolidated revenues and consolidated income (loss) before taxes, respectively.

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)

Total Segment Revenues	$543,800	$569,451
Deferred revenue adjustments (1)	(2,303)	(22,494)

Consolidated Revenues	$541,497	$546,957

Total Segment EBITDA	$90,066	$88,297
Amortization of intangibles	(25,532)	(26,504)
Deferred gross profit adjustments (1)	(2,303)	(21,658)
Severance, restructuring, and acquisition integration costs (2)	(8,408)	(14,483)
Depreciation expense	(11,663)	(11,541)
Purchase accounting effects related to acquisitions (3)	(195)	(9,422)
Income (loss) from equity method investment	(170)	768
Eliminations	(831)	(559)

Consolidated operating income	40,964	4,898
Interest expense, net	(24,396)	(23,846)

Consolidated income (loss) before taxes	$16,568	$(18,948)

(1) Represents the negative impact of the adjustment of deferred revenue to fair value as required in purchase accounting for the acquisitions of Tripwire and Grass Valley.

(2) See Note 7, Severance, Restructuring, and Acquisition Integration Activities, for details.

(3) For the three months ended March 29, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In both periods, we recognized cost of sales related to the adjustments of acquired inventory to fair value.

Note 4:  Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)

Numerator:
Net income (loss)	$16,425	$(19,636)
Less: Net loss attributable to noncontrolling interest	(99)	-

Net income (loss) attributable to Belden stockholders	$16,524	$(19,636)

Denominator:
Weighted average shares outstanding, basic	42,008	42,535
Effect of dilutive common stock equivalents	432	-

Weighted average shares outstanding, diluted	42,440	42,535

For the three months ended April 3, 2016 and March 29, 2015, diluted weighted average shares outstanding do not include outstanding equity awards of 0.8 million and 0.9 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5:  Inventories

The major classes of inventories were as follows:

	April 3, 2016	December 31, 2015
	(In thousands)

Raw materials	$98,819	$92,929
Work-in-process	28,097	27,730
Finished goods	111,612	97,814

Gross inventories	238,528	218,473
Excess and obsolete reserves	(22,581)	(22,531)

Net inventories	$215,947	$195,942

Note 6:  Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense of $11.7 million and $11.5 million in the three months ended April 3, 2016 and March 29, 2015, respectively.

We recognized amortization expense related to our intangible assets of $25.5 million and $26.5 million in the three months ended April 3, 2016 and March 29, 2015, respectively.

Note 7:  Severance, Restructuring, and Acquisition Integration Activities

Industrial Restructuring Program

Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to negatively impact our industrial segments’ sales volume. In response to these current industrial market conditions, we began to execute a restructuring program in the fourth quarter of 2015 to further reduce our cost structure. We recognized $3.5 million of severance and other restructuring costs for this program during the three months ended April 3, 2016. We expect to incur approximately $5 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the second quarter of 2016. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we began to realize in the first quarter of 2016.

Grass Valley Restructuring Program

Our Broadcast segment’s Grass Valley brand has been negatively impacted by a decline in global demand of broadcast technology infrastructure products. Outside of the U.S., demand for these products has been impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products has been impacted by deferred capital spending. Also, we believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these current broadcast market conditions, we began to execute a restructuring program beginning in the third quarter of 2015 to further reduce our cost structure. We recognized $4.1 million of severance and other restructuring costs for this program during the three months ended April 3, 2016. We expect to incur approximately $2 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the second and third quarters of 2016. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth quarter of 2015.

Productivity Improvement Program and Acquisition Integration

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment. We substantially completed the productivity improvement program and the acquisition integration activities in 2015. In the three months ended March 29, 2015, we recorded severance, restructuring, and integration costs of $14.5 million related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire.

The following table summarizes the costs by segment of the various programs described above:

Three Months Ended April 3, 2016	Severance	Other Restructuring and Integration Costs	Total Costs
	(In thousands)

Broadcast Solutions	$(784)	$5,162	$4,378
Enterprise Connectivity Solutions	-	500	500
Industrial Connectivity Solutions	444	421	865
Industrial IT Solutions	1,882	783	2,665
Network Security Solutions	-	-	-

Total	$1,542	$6,866	$8,408

Three Months Ended March 29, 2015
Broadcast Solutions	$2,303	$9,224	$11,527
Enterprise Connectivity Solutions	50	518	568
Industrial Connectivity Solutions	441	1,332	1,773
Industrial IT Solutions	(740)	688	(52)
Network Security Solutions	-	667	667

Total	$2,054	$12,429	$14,483

Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended April 3, 2016, $2.2 million, $6.0 million, and $0.2 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized for the three months ended March 29, 2015, $1.4 million, $11.8 million, and $1.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

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

Accrued Severance

The table below sets forth severance activity that occurred for the significant programs described above. The balances are included in accrued liabilities.

	Grass
	Valley	Industrial
	Restructuring	Restructuring
	(In thousands)

Balance at December 31, 2015	$12,085	$2,643

New charges	1,001	2,572
Cash payments	(4,116)	(1,424)
Foreign currency translation	118	92
Other adjustments	(2,266)	(144)

Balance at April 3, 2016	$6,822	$3,739

The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken. We expect the majority of the liabilities for these programs to be paid during the second and third quarters of 2016.

Note 8:  Long-Term Debt and Other Borrowing Arrangements

The net carrying values of our long-term debt and other borrowing arrangements were as follows:

	April 3, 2016	December 31, 2015
	(In thousands)

Revolving credit agreement due 2018	$-	$50,000

Variable rate term loan due 2020	243,750	243,965

Senior subordinated notes:
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	567,480	553,835
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,472,701	1,459,056

Total gross debt and other borrowing arrangements	1,716,451	1,753,021
Less unamortized debt issuance costs	(24,287)	(25,239)

Total net debt and other borrowing arrangements	1,692,164	1,727,782
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,689,664	$1,725,282

Revolving Credit Agreement due 2018

Our revolving credit agreement provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire. During the fourth quarter of 2015 and first quarter of 2016, we repaid $150.0 million and $50.0 million, respectively, of the Revolver borrowings. As of April 3, 2016, we had no borrowings outstanding on our revolver, and our available borrowing capacity was $296.0 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.

Variable Rate Term Loan due 2020

In 2013, we borrowed $250.0 million under a Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of April 3, 2016 was 3.25%. We paid approximately $3.9 million of fees associated with the Term Loan, which are being amortized over the life of the Term Loan using the effective interest method.

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

In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In November 2014, we issued an additional €200.0 million ($247.5 million at issuance) aggregate principal amount of 2023 Notes. The carrying value of the 2023 Notes as of April 3, 2016 is $567.9 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on April 15 and October 15 of each year. We paid $12.7 million of fees associated with the issuance of the 2023 Notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transactions to repay amounts outstanding under the revolving credit component of our previously outstanding Senior Secured Facility and for general corporate purposes.

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

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of April 3, 2016 was approximately $1,459.9 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,473.1 million as of April 3, 2016. We believe the fair value of our Term Loan approximates book value.

Note 9:  Income Taxes

We recognized income tax expense of $0.1 million for the three months ended April 3, 2016, representing an effective tax rate of 0.9%. The minimal tax expense for the quarter stems from the reduction of a deferred tax valuation allowance primarily associated with net operating loss carryforwards in a foreign jurisdiction. The results of an analysis completed in the three months ended April 3, 2016, indicate the net operating loss carryforward will become partially realizable.

Note 10:  Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
	(In thousands)

Service cost	$1,409	$1,784	$13	$16
Interest cost	2,394	2,540	368	403
Expected return on plan assets	(3,191)	(3,154)	-	-
Amortization of prior service credit	(9)	(11)	(11)	(25)
Actuarial losses	698	1,286	82	128

Net periodic benefit cost	$1,301	$2,445	$452	$522

Note 11:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income (loss):

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Net income (loss)	$16,425	$(19,636)
Foreign currency translation, net of $1.6 million and $1.7 million tax, respectively	(2,187)	13,065
Adjustments to pension and postretirement liability, net of $0.3 million and $0.5 million tax, respectively	467	848

Total comprehensive income (loss)	14,705	(5,723)

Less: Comprehensive loss attributable to noncontrolling interest	(101)	-

Comprehensive income (loss) attributable to Belden stockholders	$14,806	$(5,723)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2015	$(23,411)	$(35,576)	$(58,987)

Other comprehensive loss attributable to Belden stockholders before reclassifications	(2,185)	-	(2,185)
Amounts reclassified from accumulated other comprehensive income (loss)	-	467	467

Net current period other comprehensive loss attributable to Belden stockholders	(2,185)	467	(1,718)

Balance at April 3, 2016	$(25,596)	$(35,109)	$(60,705)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended April 3, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$780	(1)
Prior service credit	(20)	(1)

Total before tax	760
Tax benefit	(293)

Net of tax	$467

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

Trends and Events

The following trends and events during 2016 have had varying effects on our financial condition, results of operations, and cash flows.

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

Channel Inventory

Our operating results also can be affected by the levels of Belden products purchased and held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold our products in their inventory in order to meet the service and on-time delivery requirements of their customers. Generally, as our channel partners and customers change the level of Belden products owned and held in their inventory, it impacts our revenues. Comparisons of our results between periods can be impacted by changes in the levels of channel inventory. We use information provided to us by our channel partners and make certain assumptions based on our sales to them to determine the amount of our products that they own and hold in their inventory. As such, all references to the effect of channel inventory changes are estimates.

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

Operating Segments

To capitalize on the adoption of IP technology and accelerate our penetration of the commercial audio-video market, we transferred responsibility of audio-video cable and connectors from our Broadcast platform to our Enterprise Connectivity platform effective January 1, 2016. We have revised the prior period segment information to conform to the change in the composition of these reportable segments.

Acquisitions

We completed the acquisitions of M2FX Limited (M2FX) on January 7, 2016 and Tripwire Inc. (Tripwire) on January 2, 2015. The results of M2FX and Tripwire have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported in the Broadcast and Network Security segments, respectively.

Long-Term Debt

During the first quarter of 2016, we repaid $50.0 million of the Revolver borrowings. As of April 3, 2016, we had no borrowings outstanding on our revolver, and our available borrowing capacity was $296.0 million.

Productivity Improvement Programs

Industrial Restructuring Program

Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to negatively impact our industrial segments’ sales volume. In response to these current industrial market conditions, we began to execute a restructuring program in the fourth quarter of 2015 to further reduce our cost structure. We recognized $3.5 million of severance and other restructuring costs for this program during the three months ended April 3, 2016. We expect to incur approximately $5 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the second quarter of 2016. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we have begun to realize in the first quarter of 2016.

Grass Valley Restructuring Program

Our Broadcast segment’s Grass Valley brand has been negatively impacted by a decline in global demand of broadcast technology infrastructure products. Outside of the U.S., demand for these products has been impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products has been impacted by deferred capital spending. Also, we believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these current broadcast market conditions, we began to execute a restructuring program beginning in the third quarter of 2015 to further reduce our cost structure. We recognized $4.1 million of severance and other restructuring costs for this program during the three months ended April 3, 2016. We expect to incur approximately $2 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the second and third quarters of 2016. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth quarter of 2015.

Productivity Improvement Program and Acquisition Integration

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs relate to our Broadcast segment. We substantially completed the productivity improvement program and the acquisition integration activities in 2015. In the three months ended March 29, 2015, we recorded severance, restructuring, and integration costs of $14.5 million related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the three months ended April 3, 2016:

•	We did not change any of our existing critical accounting policies from those listed in our 2015 Annual Report on Form 10-K;
•

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Income before Taxes

	Three Months Ended		%
	April 3, 2016	March 29, 2015	Change
	(In thousands, except percentages)

Revenues	$541,497	$546,957	-1.0%
Gross profit	225,035	207,649	8.4%
Selling, general and administrative expenses	122,406	140,048	-12.6%
Research and development	36,133	36,199	-0.2%
Amortization of intangibles	25,532	26,504	-3.7%
Operating income	40,964	4,898	736.3%
Interest expense, net	24,396	23,846	2.3%
Income (loss) before taxes	16,568	(18,948)	187.4%

Revenues decreased in the three months ended April 3, 2016 from the comparable period of 2015 due to the following factors:

•	Unfavorable currency translation resulted in a revenue decrease of $10.9 million.
•	Lower copper costs resulted in a revenue decrease of $10.4 million.
•

An increase in unit sales volume, due in part to more days in the three months ended April 3, 2016 from the comparable period of 2015, resulted in a $14.5 million increase in revenues. We experienced an increase in sales volume in our Network Security and Enterprise segments. From a geographic perspective, the increase in volume was most notable in the United States and China, which offset weakness in Canada and Europe.

•	The acquisition of M2FX contributed $1.5 million to revenues.

Gross profit increased in the three months ended April 3, 2016 from the comparable period of 2015 due to the increase in sales volume and improved productivity as a result of our restructuring actions. Although total revenues decreased in the three months ended April 3, 2016, lower copper costs generally do not have an impact on gross profit dollars. The increase in sales volume that led to an increase in gross profit was most notable in our Network Security segment. The increase in gross profit from improved productivity was most notable in our Broadcast and Industrial Connectivity segments.

Selling, general and administrative expenses decreased in the three months ended April 3, 2016 from the comparable period of 2015 due to $9.2 million of compensation expense that we recognized in the prior year as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition. In addition, selling, general and administrative expenses decreased in the three months ended April 3, 2016 due to a decrease in severance, restructuring, and acquisition integration costs of $6.0 million compared to the prior year. The remaining decrease was due to favorable currency translation and improved productivity from our restructuring actions.

Operating income and income before taxes both increased in the three months ended April 3, 2016 from the comparable period of 2015 primarily due to the increase in gross profit and decrease in selling, general and administrative expenses discussed above.

Income Taxes

	Three Months Ended		%
	April 3, 2016	March 29, 2015	Change
	(In thousands, except percentages)

Income (loss) before taxes	$16,568	$(18,948)	-187.4%
Income tax expense	143	688	-79.2%
Effective tax rate	0.9%	-3.6%

We recognized income tax expense of $0.1 million for the three months ended April 3, 2016, representing an effective tax rate of 0.9%. In the three months ended April 3, 2016, we recognized a $3.8 million tax benefit as a result of reducing a deferred tax valuation allowance related to net operating loss carryforwards in a foreign jurisdiction. Based on certain restructuring transactions in the three months ended April 3, 2016, the net operating loss carryforwards are expected to be realizable.

Our income tax expense for the three months ended April 3, 2016 was also favorably impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $1.8 million for the three months ended April 3, 2016.

We recognized income tax expense of $0.7 million for the three months ended March 29, 2015, representing an effective tax rate of (3.6%). While we recognized a loss before taxes, we recognized income tax expense primarily because our full year forecasted effective tax rate on full year forecasted pre-tax income was a negative rate (an income tax benefit) as a result of implemented tax planning strategies. The tax benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions. The negative effective tax rate results in recognizing income tax expense in an interim period with a pre-tax loss.

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

Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended		%
	April 3, 2016	March 29, 2015	Change
	(In thousands, except percentages)

Adjusted Revenues	$543,800	$569,451	-4.5%
Adjusted EBITDA	89,065	88,506	0.6%
as a percent of revenues	16.4%	15.5%

Adjusted Revenues decreased in the three months ended April 3, 2016 from the comparable period of 2015 due to the following factors:

•	Unfavorable currency translation resulted in a revenue decrease of $10.9 million.
•	Lower copper costs resulted in a revenue decrease of $10.4 million.
•

A decrease in unit sales volume, net of an increase in revenues due to more days in the three months ended April 3, 2016 from the comparable period of 2015, resulted in a $5.8 million decrease in revenues. We experienced a decrease in sales volume in our Broadcast and Industrial segments.

•	The acquisition of M2FX contributed $1.5 million to revenues.

Adjusted EBITDA increased $0.6 million in the three months ended April 3, 2016 from the comparable period of 2015 primarily due to improved productivity as a result of our restructuring actions. These factors were partially offset by unfavorable product mix, particularly in the Broadcast segment.

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

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands, except percentages)

GAAP revenues	$541,497	$546,957
Deferred revenue adjustments (1)	2,303	22,494

Adjusted revenues	$543,800	$569,451

GAAP operating income	$40,964	$4,898
Amortization of intangible assets	25,532	26,504
Depreciation expense	11,663	11,541
Severance, restructuring, and acquisition integration costs (2)	8,408	14,483
Deferred gross profit adjustments (1)	2,303	21,658
Purchase accounting effects related to acquisitions (3)	195	9,422

Adjusted EBITDA	$89,065	$88,506

GAAP operating income margin	7.6%	0.9%
Adjusted EBITDA margin	16.4%	15.5%

(1) Both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisitions of Tripwire and Grass Valley.

(2)  See Note 7 to the Condensed Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities, for details by segment.

(3)   For the three months ended April 3, 2016 and March 29, 2015, we recognized $0.2 million and $0.3 million, respectively, of cost of sales related to the adjustments of acquired inventory to fair value. In addition, in the three months ended March 29, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire.

Segment Results of Operations

For additional information regarding our segment measures, see Note 3 to the Condensed Consolidated Financial Statements.

Broadcast Solutions

	Three Months Ended		%
	April 3, 2016	March 29, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$171,272	$176,500	-3.0%
Segment EBITDA	23,267	23,127	0.6%
as a percent of revenues	13.6%	13.1%

Broadcast revenues decreased in the three months ended April 3, 2016 from the comparable period of 2015 primarily due to a decrease in sales volume and unfavorable currency translation of $3.7 million and $3.0 million, respectively. We believe the relative price increase of our products as a result of the strengthened U.S. dollar has attributed to the decline in sales. The decrease was partially offset by the acquisition of M2FX, which contributed $1.5 million of revenues in the three months ended April 3, 2016.

Broadcast EBITDA for the three months ended April 3, 2016 remained flat from the comparable period of 2015. The favorable impact of productivity improvement efforts and acquisitions was offset by the decrease in sales volume and unfavorable impact of product mix. Broadcast EBITDA margin increased from 13.1% for the three months ended March 29, 2015 to 13.6% for the three months ended April 3, 2016 primarily due to productivity improvements from our restructuring actions.

Enterprise Connectivity Solutions

	Three Months Ended		%
	April 3, 2016	March 29, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$135,892	$141,781	-4.2%
Segment EBITDA	23,736	20,009	18.6%
as a percent of revenues	17.5%	14.1%

Enterprise Connectivity revenues decreased in the three months ended April 3, 2016 from the comparable period of 2015. Lower copper costs and unfavorable currency translation resulted in revenue decreases of $5.0 million and $2.9 million, respectively. The decrease was partially offset by an increase in unit sales volume, which had a $2.0 million favorable impact on revenues. Increases in unit sales volume were most notable in Canada, Mexico, and Europe.

Enterprise EBITDA increased in the three months ended April 3, 2016 from the comparable period of 2016 primarily due to productivity improvements and the increase in sales volume. Enterprise EBITDA margin increased from 14.1% for the three months ended March 29, 2015 to 17.5% for the three months ended April 3, 2016 due to lower copper costs and productivity improvements.

Industrial Connectivity Solutions

	Three Months Ended		%
	April 3, 2016	March 29, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$141,091	$152,972	-7.8%
Segment EBITDA	22,987	24,173	-4.9%
as a percent of revenues	16.3%	15.8%

Industrial Connectivity revenues decreased in the three months ended April 3, 2016 from the comparable period of 2015. Lower copper costs, unfavorable currency translation, and a decline in sales volume resulted in revenue decreases of $5.3 million, $4.1 million, and $2.5 million, respectively. The sales volume decline is primarily from the impact of lower energy prices, which result in lower capital spending for industrial projects, and the unfavorable impact of a strengthened U.S. dollar.

Industrial Connectivity EBITDA decreased in the three months ended April 3, 2016 compared to the prior year primarily due to the decline in volume discussed above. This decrease was partially offset by productivity improvements. Industrial Connectivity EBITDA margin increased from 15.8% for the three months ended March 29, 2015 to 16.3% for the three months ended April 3, 2016 due to lower copper costs and productivity improvements.

Industrial IT Solutions

	Three Months Ended		%
	April 3, 2016	March 29, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$53,882	$61,073	-11.8%
Segment EBITDA	8,609	11,087	-22.4%
as a percent of revenues	16.0%	18.2%

Industrial IT revenues decreased in the three months ended April 3, 2016 from the comparable period of 2015 primarily due to a decrease in unit sales volume and unfavorable currency translation, which resulted in a decrease in revenues of $6.2 million and $1.0 million, respectively. Similar to our Industrial Connectivity segment, the sales volume decline is primarily from the impact of lower energy prices, which result in lower capital spending for industrial projects, and the unfavorable impact of a strengthened U.S. dollar.

Industrial IT EBITDA decreased by $2.5 million in the three months ended April 3, 2016 from the comparable period of 2015 due to the decline in volume discussed above. Industrial IT EBITDA margin decreased from 18.2% for the three months ended March 29, 2015 to 16.0% for the three months ended April 3, 2016 due to the decline in sales volume.

Network Security Solutions

	Three Months Ended		%
	April 3, 2016	March 29, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$41,663	$37,125	12.2%
Segment EBITDA	11,467	9,901	15.8%
as a percent of revenues	27.5%	26.7%

Network Security revenues increased $4.5 million in the three months ended April 3, 2016 from the comparable period of 2015 due to an increase in sales volume. The increase in sales volume is due to continued overall strength of the network security market, particularly in the United States. In addition, we believe that we increased our market share in the three months ended April 3, 2016.

Network Security EBITDA increased $1.5 million in the three months ended April 3, 2016 from the comparable period of 2015 due to the increase in revenues discussed above. Network Security EBITDA margin increased from 26.7% for the three months ended March 29, 2015 to 27.5% for the three months ended April 3, 2016 due to the increase in revenues.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Net cash provided by (used for):
Operating activities	$12,679	$(48,205)
Investing activities	(28,769)	(710,795)
Financing activities	(55,626)	190,086
Effects of currency exchange rate changes on cash and cash equivalents	1,229	(5,548)

Decrease in cash and cash equivalents	(70,487)	(574,462)
Cash and cash equivalents, beginning of period	216,751	741,162

Cash and cash equivalents, end of period	$146,264	$166,700

Net cash provided by operating activities totaled $12.7 million for the three months ended April 3, 2016, compared to a use of cash of $48.2 million for the comparable period of 2015. The increase in cash provided by operating activities was due to the change in operating assets and liabilities and the purchase accounting effects of the Tripwire acquisition in the first quarter of 2015. For the three months ended April 3, 2016, changes in operating assets and liabilities were a use of cash of $45.1 million compared to $67.9 million for the comparable period of 2015.

Receivables were a source of cash of $45.1 million for the three months ended April 3, 2016, compared to $10.3 million for the comparable period of 2015. The source of cash for receivables improved as a result of a decrease in days sales outstanding from 63 days to 60 days. Days sales outstanding is calculated by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter.

Accounts payable were a use of cash of $17.2 million for the three months ended April 3, 2016, compared to $34.6 million for the comparable period of 2015. The use of cash for accounts payable improved primarily due to the timing of payments.

In the three months ended March 29, 2015, net loss and net cash used for operating activities include a $9.2 million non-recurring cash compensation charge as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition.

Net cash used for investing activities totaled $28.8 million for the three months ended April 3, 2016 compared to $710.8 million for the comparable period of 2015. Investing activities for the three months ended April 3, 2016 included payments, net of cash acquired, for the acquisition of M2FX of $15.3 million and capital expenditures of $13.4 million. Investing activities for the three months ended March 29, 2015 included payments, net of cash acquired, for the acquisition of Tripwire of $695.3 million and capital expenditures of $15.5 million.

Net cash used for financing activities for the three months ended April 3, 2016 totaled $55.6 million, compared to net cash provided by financing activities of $190.1 million for the three months ended March 29, 2015. Financing activities for the three months ended April 3, 2016 included payments under borrowing arrangements of $50.6 million, net payments related to share based compensation activities of $2.8 million, and cash dividend payments of $2.1 million. Financing activities for the three months ended March 29, 2015 included borrowings of $200.0 million to partially fund the acquisition of Tripwire, net payments related to share based compensation activities of $7.2 million, and cash dividend payments of $2.1 million.

Our cash and cash equivalents balance was $146.3 million as of April 3, 2016. Of this amount, $86.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of April 3, 2016 consisted of $1.5 billion of senior subordinated notes and $243.8 million of term loan borrowings. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements. As of April 3, 2016, we had $296.0 million in available borrowing capacity under our Revolver.

Forward-Looking Statements

Statements in this report other than historical facts are “forward-looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding future financial performance (including revenues, expenses, earnings, margins, cash flows, dividends, capital expenditures and financial condition), plans and objectives, and related assumptions. These forward-looking statements reflect management’s current beliefs and expectations and are not guarantees of future performance. Actual results may differ materially from those suggested by any forward-looking statements for a number of reasons, including, without limitation: the impact of a challenging global economy or a downturn in served markets; the cost and availability of raw materials including copper, plastic compounds, electronic components, and other materials; the competitiveness of the global broadcast, enterprise, and industrial markets; disruption of, or changes in, the Company’s key distribution channels; volatility in credit and foreign exchange markets; the inability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control, and productivity improvement programs); the inability to successfully complete and integrate acquisitions in furtherance of the Company’s strategic plan; the inability of the Company to develop and introduce new products and competitive responses to our products; assertions that the Company violates the intellectual property of others and the ownership of intellectual property by competitors and others that prevents the use of that intellectual property by the Company; risks related to the use of open source software; the inability to retain senior management and key employees; disruptions in the Company’s information systems including due to cyber-attacks; variability in the Company’s quarterly and annual effective tax rates; perceived or actual product failures; political and economic uncertainties in the countries where the Company conducts business, including emerging markets; the impairment of goodwill and other intangible assets and the resulting impact on financial performance; the impact of regulatory requirements and other legal compliance issues; disruptions and increased costs attendant to collective bargaining groups and other labor matters; and other factors.

For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of April 3, 2016.

	Principal Amount by Expected Maturity			Fair
	2016	Thereafter	Total	Value
	(In thousands, except interest rates)

Variable-rate term loan due 2020	$1,875	$241,875	$243,750	$243,750
Average interest rate	3.25%	3.25%

Fixed-rate senior subordinated notes due 2022	$-	$700,000	$700,000	$703,500
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2023	$-	$567,480	$567,480	$559,949
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2024	$-	$200,000	$200,000	$191,250
Average interest rate		5.25%

Fixed-rate senior subordinated notes due 2019	$-	$5,221	$5,221	$5,221
Average interest rate		9.25%

Total			$1,716,451	$1,703,670

Item 7A of our 2015 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2015.

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

There have been no material changes with respect to risk factors as previously disclosed in our 2015 Annual Report on Form 10-K.

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

BELDEN INC.

Date:	May 10, 2016	By:	/s/ John S. Stroup
John S. Stroup
President, Chief Executive Officer and Director

Date:	May 10, 2016	By:	/s/ Henk Derksen
Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 10, 2016	By:	/s/ Douglas R. Zink
Douglas R. Zink
Vice President and Chief Accounting Officer