Form 10-Q
period 2016-07-03
BELDEN INC.
filed 2016-08-03
CIK 913142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

Large accelerated filer ☑  Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

            (Do not check if a smaller reporting company)

As of July 29, 2016, the Registrant had 42,120,279 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$175,772	$216,751
Receivables, net	393,436	387,386
Inventories, net	198,625	195,942
Other current assets	51,403	37,079

Total current assets	819,236	837,158

Property, plant and equipment, less accumulated depreciation	314,697	310,629
Goodwill	1,404,099	1,385,115
Intangible assets, less accumulated amortization	614,422	655,871
Deferred income taxes	34,747	34,295
Other long-lived assets	67,689	67,534

	$3,254,890	$3,290,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$204,272	$223,514
Accrued liabilities	291,944	323,249
Current maturities of long-term debt	2,500	2,500

Total current liabilities	498,716	549,263

Long-term debt	1,681,866	1,725,282
Postretirement benefits	106,862	105,230
Deferred income taxes	43,700	46,034
Other long-term liabilities	39,291	39,270
Stockholders’ equity:
Preferred stock	-	-
Common stock	503	503
Additional paid-in capital	609,061	605,660
Retained earnings	733,852	679,716
Accumulated other comprehensive loss	(59,069)	(58,987)
Treasury stock	(401,089)	(402,793)

Total Belden stockholders’ equity	883,258	824,099

Noncontrolling interest	1,197	1,424

Total stockholders’ equity	884,455	825,523

	$3,254,890	$3,290,602

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands, except per share data)

Revenues	$601,631	$585,755	$1,143,128	$1,132,712
Cost of sales	(353,418)	(351,479)	(669,880)	(690,787)

Gross profit	248,213	234,276	473,248	441,925
Selling, general and administrative expenses	(123,057)	(127,584)	(245,463)	(267,632)
Research and development	(36,652)	(36,632)	(72,785)	(72,831)
Amortization of intangibles	(26,263)	(25,917)	(51,795)	(52,421)

Operating income	62,241	44,143	103,205	49,041
Interest expense, net	(24,049)	(24,769)	(48,445)	(48,615)

Income from continuing operations before taxes	38,192	19,374	54,760	426
Income tax benefit	3,558	2,303	3,415	1,615

Income from continuing operations	41,750	21,677	58,175	2,041
Loss from disposal of discontinued operations, net of tax	-	(86)	-	(86)

Net income	41,750	21,591	58,175	1,955
Less: Net loss attributable to noncontrolling interest	(99)	-	(198)	-

Net income attributable to Belden stockholders	$41,849	$21,591	$58,373	$1,955

Weighted average number of common shares and equivalents:
Basic	42,085	42,655	42,046	42,596
Diluted	42,548	43,233	42,493	43,224

Basic income per share attributable to Belden stockholders:
Continuing operations	$0.99	$0.51	$1.39	$0.05
Discontinued operations	-	-	-	-

Net income	$0.99	$0.51	$1.39	$0.05

Diluted income per share attributable to Belden stockholders:
Continuing operations	$0.98	$0.50	$1.37	$0.05
Discontinued operations	-	-	-	-

Net income	0.98	0.50	1.37	0.05

Comprehensive income attributable to Belden stockholders	$43,485	$19,562	$58,291	$13,839

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(Unaudited)

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In thousands)

Cash flows from operating activities:
Net income	$58,175	$1,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,445	75,654
Share-based compensation	8,587	9,891
Tax benefit related to share-based compensation	(116)	(5,288)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(3,750)	(6,250)
Inventories	368	(11,837)
Accounts payable	(20,730)	(43,689)
Accrued liabilities	(39,356)	(4,363)
Accrued taxes	(17,759)	(10,214)
Other assets	2,457	(1,736)
Other liabilities	(2,867)	923

Net cash provided by operating activities	60,454	5,046

Cash flows from investing activities:
Capital expenditures	(25,124)	(27,224)
Cash used to acquire businesses, net of cash acquired	(17,848)	(695,345)
Proceeds from disposal of tangible assets	41	80

Net cash used for investing activities	(42,931)	(722,489)
Cash flows from financing activities:
Payments under borrowing arrangements	(51,250)	(625)
Cash dividends paid	(4,204)	(4,235)
Withholding tax payments for share-based payment awards, net of proceeds from the exercise of stock options	(3,598)	(11,439)
Borrowings under credit arrangements	-	200,000
Debt issuance costs paid	-	(643)
Tax benefit related to share-based compensation	116	5,288

Net cash provided by (used for) financing activities	(58,936)	188,346

Effect of foreign currency exchange rate changes on cash and cash equivalents	434	(3,646)

Decrease in cash and cash equivalents	(40,979)	(532,743)
Cash and cash equivalents, beginning of period	216,751	741,162

Cash and cash equivalents, end of period	$175,772	$208,419

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

SIX MONTHS ENDED JULY 3, 2016

(Unaudited)

	Belden Inc. Stockholders
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
	(In thousands)

Balance at December 31, 2015	50,335	$503	$605,660	$679,716	(8,354)	$(402,793)	$(58,987)	$1,424	$825,523

Net income (loss)	-	-	-	58,373	-	-	-	(198)	58,175
Foreign currency translation, net of $1.9 million tax	-	-	-	-	-	-	(1,064)	(29)	(1,093)
Adjustments to pension and postretirement liability, net of $0.6 million tax	-	-	-	-	-	-	982	-	982

Other comprehensive loss, net of tax									(111)
Exercise of stock options, net of tax withholding forfeitures	-	-	(963)	-	19	136	-	-	(827)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	-	-	(4,339)	-	111	1,568	-	-	(2,771)
Share-based compensation	-	-	8,703	-	-	-	-	-	8,703
Dividends ($0.10 per share)	-	-	-	(4,237)	-	-	-	-	(4,237)

Balance at July 3, 2016	50,335	$503	$609,061	$733,852	(8,224)	$(401,089)	$(59,069)	$1,197	$884,455

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

Reporting Periods

Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 3, 2016, the 94th day of our fiscal year 2016. Our fiscal second and third quarters each have 91 days. The six months ended July 3, 2016 and June 28, 2015 included 185 and 179 days, respectively.

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

As of and during the three and six months ended July 3, 2016 and June 28, 2015, we utilized Level 1 inputs to determine the fair value of cash equivalents. We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended July 3, 2016 and June 28, 2015.

Cash and Cash Equivalents

We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. As of July 3, 2016, we did not have any significant cash equivalents.

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

As of July 3, 2016, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $8.9 million, $2.9 million, and $2.4 million, respectively.

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

We have certain products subject to the accounting guidance on software revenue recognition. For such products, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and VSOE of the fair value of undelivered elements exists. As substantially all of the software licenses are sold in multiple-element arrangements that include either support or both support and professional services, we use the residual method to determine the amount of software license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as software license revenue. In our Network Security Solutions segment, we have established VSOE of the fair value of support, subscription-based software licenses and professional services. Software license revenue is generally recognized upon delivery of the software if all revenue recognition criteria are met.

Revenue allocated to support services under our Network Security Solutions support contracts, subscription-based software, and remote ongoing operational services is paid in advance and recognized ratably over the term of the service. Revenue allocated to professional services, including remote implementation services, is recognized as the services are performed.

Discontinued Operations

In both the three and six months ended June 28, 2015, we recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations for a final escrow settlement related to the 2010 disposition of Trapeze Networks, Inc.

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

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for us beginning January 1, 2018, and allows for both retrospective and modified retrospective methods of adoption. Early adoption beginning January 1, 2017 is permitted. We are continuing the process of determining the method and timing of adoption and assessing the impact of ASU 2014-09 on our Consolidated Financial Statements. Our initial assessment indicates that the overall impact of adopting ASU 2014-09 is expected to be minimal. Any significant impact is expected to be limited to a software product line within our Broadcast segment that generates an immaterial amount of annual revenues.

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

Note 2:  Acquisitions

M2FX

We acquired 100% of the shares of M2FX Limited (M2FX) on January 7, 2016 for a preliminary purchase price of $23.2 million. Of the total purchase price, $7.6 million has been preliminarily deferred as estimated earn-out consideration. The estimated earn-out is scheduled to be paid in early 2017, if certain financial targets are achieved. We determined the estimated fair value of the earn-out with the assistance of a third party valuation specialist using a probability weighted discounted cash flow model. M2FX is a manufacturer of fiber optic cable and fiber protective solutions for broadband access and telecommunications networks. M2FX is located in the United Kingdom. The results of M2FX have been included in our Consolidated Financial Statements from January 7, 2016, and are reported within the Broadcast segment. The M2FX acquisition was not material to our financial position or results of operations.

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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Network Security Solutions	Total Segments
	(In thousands)
As of and for the three months ended July 3, 2016
Segment revenues	$193,521	$160,401	$147,808	$62,510	$39,141	$603,381
Affiliate revenues	173	1,328	214	4	-	1,719
Segment EBITDA	29,505	29,575	27,064	12,676	9,515	108,335

Depreciation expense	4,061	3,429	2,709	660	1,128	11,987
Amortization expense	13,420	432	601	1,506	10,304	26,263
Severance, restructuring, and acquisition integration costs	1,319	1,207	2,371	943	29	5,869
Deferred gross profit adjustments	494	-	-	-	1,256	1,750
Segment assets	329,250	253,424	255,250	65,603	41,573	945,100

As of and for the three months ended June 28, 2015
Segment revenues	$174,923	$161,827	$160,875	$61,270	$39,618	$598,513
Affiliate revenues	-	1,708	408	10	-	2,126
Segment EBITDA	22,878	29,792	28,680	10,178	8,772	100,300

Depreciation expense	4,140	3,180	2,869	584	919	11,692
Amortization expense	12,595	429	807	1,479	10,607	25,917
Severance, restructuring, and acquisition integration costs	3,283	83	1,163	-	378	4,907
Deferred gross profit adjustments	(924)	-	-	-	14,364	13,440
Segment assets	352,848	279,360	267,448	63,599	42,241	1,005,496

As of and for the six months ended July 3, 2016
Segment revenues	$364,793	$296,293	$288,899	$116,392	$80,804	$1,147,181
Affiliate revenues	597	3,027	396	32	-	4,052
Segment EBITDA	52,772	53,311	50,051	21,285	20,982	198,401

Depreciation expense	8,023	6,818	5,427	1,184	2,198	23,650
Amortization expense	26,351	861	1,192	3,016	20,375	51,795
Severance, restructuring, and acquisition integration costs	5,697	1,707	3,236	3,608	29	14,277
Purchase accounting effects of acquisitions	195	-	-	-	-	195
Deferred gross profit adjustments	1,108	-	-	-	2,945	4,053
Segment assets	329,250	253,424	255,250	65,603	41,573	945,100

As of and for the six months ended June 28, 2015
Segment revenues	$351,423	$303,608	$313,847	$122,343	$76,743	$1,167,964
Affiliate revenues	-	3,680	731	31	8	4,450
Segment EBITDA	46,005	49,801	52,853	21,265	18,673	188,597

Depreciation expense	8,113	6,394	5,720	1,143	1,863	23,233
Amortization expense	25,021	861	1,630	2,889	22,020	52,421
Severance, restructuring, and acquisition integration costs	14,810	651	2,936	(52)	1,045	19,390
Purchase accounting effects of acquisitions	-	-	267	-	9,155	9,422
Deferred gross profit adjustments	2,370	-	-	-	32,728	35,098
Segment assets	352,848	279,360	267,448	63,599	42,241	1,005,496

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)		(In thousands)

Total Segment Revenues	$603,381	$598,513	$1,147,181	$1,167,964
Deferred revenue adjustments (1)	(1,750)	(12,758)	(4,053)	(35,252)

Consolidated Revenues	$601,631	$585,755	$1,143,128	$1,132,712

Total Segment EBITDA	$108,335	$100,300	$198,401	$188,597
Amortization of intangibles	(26,263)	(25,917)	(51,795)	(52,421)
Deferred gross profit adjustments (1)	(1,750)	(13,440)	(4,053)	(35,098)
Severance, restructuring, and acquisition integration costs (2)	(5,869)	(4,907)	(14,277)	(19,390)
Depreciation expense	(11,987)	(11,692)	(23,650)	(23,233)
Purchase accounting effects related to acquisitions (3)	-	-	(195)	(9,422)
Income from equity method investment	661	343	491	1,111
Eliminations	(886)	(544)	(1,717)	(1,103)

Consolidated operating income	62,241	44,143	103,205	49,041
Interest expense, net	(24,049)	(24,769)	(48,445)	(48,615)

Consolidated income from continuing operations before taxes	$38,192	$19,374	$54,760	$426

(1) For both the three and six months ended July 3, 2016 and June 28, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our 2015 acquisition of Tripwire.

(2)  See Note 7, Severance, Restructuring, and Acquisition Integration Activities, for details.

(3)  For the six months ended July 3, 2016, we recognized $0.2 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of M2FX. For the six months ended June 28, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast.

Note 4: Income per Share

The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Numerator:
Income from continuing operations	$41,750	$21,677	$58,175	$2,041
Less: Net loss attributable to noncontrolling interest	(99)	-	(198)	-

Income from continuing operations attributable to Belden stockholders	41,849	21,677	58,373	2,041
Loss from disposal of discontinued operations, net of tax, attributable to Belden stockholders	-	(86)	-	(86)

Net income attributable to Belden stockholders	$41,849	$21,591	$58,373	$1,955

Denominator:
Weighted average shares outstanding, basic	42,085	42,655	42,046	42,596
Effect of dilutive common stock equivalents	463	578	447	628

Weighted average shares outstanding, diluted	42,548	43,233	42,493	43,224

For the three and six months ended July 3, 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.7 million and 0.6 million, because to do so would have been anti-dilutive. For the three and six months ended June 28, 2015, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.3 million, respectively, because to do so would have been anti-dilutive.

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

Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 5:  Inventories

The major classes of inventories were as follows:

	July 3, 2016	December 31, 2015
	(In thousands)

Raw materials	$93,823	$92,929
Work-in-process	31,304	27,730
Finished goods	97,567	97,814

Gross inventories	222,694	218,473
Excess and obsolete reserves	(24,069)	(22,531)

Net inventories	$198,625	$195,942

Note 6:  Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense of $12.0 million and $23.7 million in the three and six months ended July 3, 2016, respectively. We recognized depreciation expense of $11.7 million and $23.2 million in the three and six months ended June 28, 2015, respectively.

We recognized amortization expense related to our intangible assets of $26.3 million and $51.8 million in the three and six months ended July 3, 2016, respectively. We recognized amortization expense related to our intangible assets of $25.9 million and $52.4 million in the three and six months ended June 28, 2015, respectively.

Note 7:  Severance, Restructuring, and Acquisition Integration Activities

Industrial Restructuring Program

Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to negatively impact our industrial segments’ sales volume. In response to these industrial market conditions, we began to execute a restructuring program in the fourth quarter of 2015 to reduce our cost structure. We recognized $2.4 million and $5.8 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. We expect to incur approximately $2 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the third quarter of 2016. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we began to realize in the first quarter of 2016.

Industrial Manufacturing Footprint Program

In further response to the industrial market conditions described above, in the first quarter of 2016 we began a program to further consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed by the end of 2017. We recognized $2.0 million and $2.5 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. The costs were incurred by the Enterprise and Industrial Connectivity segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $16 million and $15 million of additional severance and other restructuring costs for this program in 2016 and 2017, respectively. We expect the program to generate approximately $10 million of savings on an annualized basis, beginning in the second half of 2017.

Grass Valley Restructuring Program

Our Broadcast segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third quarter of 2015 to further reduce our cost structure. We recognized $0.9 million and $5.0 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. We expect to incur approximately $1 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the third quarter of 2016. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth quarter of 2015.

Productivity Improvement Program and Acquisition Integration

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. We substantially completed the productivity improvement program and the acquisition integration activities in 2015. In the three and six months ended June 28, 2015, we recorded severance, restructuring, and integration costs of $4.9 million and $19.4 million, respectively, related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. In the three and six months ended July 3, 2016, we recognized $0.6 million and $1.0 million of costs, respectively, primarily related to our 2016 acquisition of M2FX.

The following table summarizes the costs by segment of the various programs described above:

Three Months Ended July 3, 2016	Severance	Other Restructuring and Integration Costs	Total Costs
	(In thousands)

Broadcast Solutions	$(109)	$1,428	$1,319
Enterprise Connectivity Solutions	71	1,136	1,207
Industrial Connectivity Solutions	1,180	1,191	2,371
Industrial IT Solutions	309	634	943
Network Security Solutions	-	29	29

Total	$1,451	$4,418	$5,869

Three Months Ended June 28, 2015
Broadcast Solutions	$(1,590)	$4,873	$3,283
Enterprise Connectivity Solutions	22	61	83
Industrial Connectivity Solutions	526	637	1,163
Industrial IT Solutions	-	-	-
Network Security Solutions	-	378	378

Total	$(1,042)	$5,949	$4,907

Six Months Ended July 3, 2016
Broadcast Solutions	$(751)	$6,448	$5,697
Enterprise Connectivity Solutions	76	1,631	1,707
Industrial Connectivity Solutions	1,777	1,459	3,236
Industrial IT Solutions	2,631	977	3,608
Network Security Solutions	-	29	29

Total	$3,733	$10,544	$14,277

Six Months Ended June 28, 2015
Broadcast Solutions	$713	$14,097	$14,810
Enterprise Connectivity Solutions	72	579	651
Industrial Connectivity Solutions	967	1,969	2,936
Industrial IT Solutions	(740)	688	(52)
Network Security Solutions	-	1,045	1,045

Total	$1,012	$18,378	$19,390

Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended July 3, 2016, $1.8 million, $3.6 million, and $0.5 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended June 28, 2015, $1.8 million, $2.7 million, and $0.4 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended July 3, 2016, $3.9 million, $9.7 million, and $0.7 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended June 28, 2015, $3.2 million, $14.5 million, and $1.7 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

The other restructuring and integration costs primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.

We continue to review our business strategies and evaluate potential new restructuring actions. This could result in additional restructuring costs in future periods.

Accrued Severance

The table below sets forth the significant severance activity that occurred for two of the programs described above. The balances are included in accrued liabilities.

	Grass Valley Restructuring	Industrial Restructuring
	(In thousands)

Balance at December 31, 2015	$12,076	$2,947

New charges	886	2,919
Cash payments	(4,404)	(1,967)
Foreign currency translation	167	94
Other adjustments	(1,528)	-

Balance at April 3, 2016	$7,197	$3,993

New charges	251	1,489
Cash payments	(3,356)	(1,685)
Foreign currency translation	(13)	(42)
Other adjustments	(360)	-

Balance at July 3, 2016	$3,719	$3,755

The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken. We expect the majority of the liabilities for these programs to be paid during the second half of 2016.

Note 8:  Long-Term Debt and Other Borrowing Arrangements

The carrying values of our long-term debt and other borrowing arrangements were as follows:

	July 3, 2016	December 31, 2015
	(In thousands)

Revolving credit agreement due 2018	$-	$50,000

Variable rate term loan due 2020	242,754	243,965

Senior subordinated notes:
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	559,709	553,835
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221

Total senior subordinated notes	1,464,930	1,459,056

Total gross debt and other borrowing arrangements	1,707,684	1,753,021
Less unamortized debt issuance costs	(23,318)	(25,239)

Total net debt and other borrowing arrangements	1,684,366	1,727,782
Less current maturities of Term Loan	(2,500)	(2,500)

Long-term debt	$1,681,866	$1,725,282

Revolving Credit Agreement due 2018

Our revolving credit agreement provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire. During the fourth quarter of 2015 and first quarter of 2016, we repaid $150.0 million and $50.0 million, respectively, of the Revolver borrowings. As of July 3, 2016, we had no borrowings outstanding on our revolver, and our available borrowing capacity was $293.7 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.

Variable Rate Term Loan due 2020

In 2013, we borrowed $250.0 million under a Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of July 3, 2016 was 3.41%.

Senior Subordinated Notes

We have outstanding $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2023, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on January 15 and July 15 of each year.

We have outstanding €500.0 million aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). The carrying value of the 2023 Notes as of July 3, 2016 is $559.7 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on April 15 and October 15 of each year.

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

Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of July 3, 2016 was approximately $1,478.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,464.9 million as of July 3, 2016. We believe the fair value of our Term Loan approximates book value.

Note 9:  Income Taxes

We recognized income tax benefits of $3.6 million and $3.4 million for the three and six months ended July 3, 2016, respectively, representing effective tax rates of (9.3%) and (6.2%), respectively. The effective tax rates were impacted by the following significant factors:

●

We recognized an $8.1 million tax benefit in both the three and six months ended July 3, 2016 as the result of securing a significant tax deduction for a foreign currency loss by implementing several transactions related to our international tax structure.

●

We also recognized a $7.0 million tax benefit in both the three and six months ended July 3, 2016 for the reduction of deferred tax liabilities related to a previously completed acquisition. As part of an implemented tax planning strategy, we successfully secured a Private Letter Ruling from the Internal Revenue Service that effectively increased the tax basis in the acquired assets to the full fair value. Accordingly, a book-tax difference was eliminated, and we reversed deferred tax liabilities previously recorded, resulting in the $7.0 million tax benefit.

●

In the six months ended July 3, 2016, we recognized a $3.8 million tax benefit as a result of reducing a deferred tax valuation allowance related to net operating loss carryforwards in a foreign jurisdiction. Based on certain restructuring transactions in the six months ended July 3, 2016, the net operating loss carryforwards are expected to be realizable.

The tax benefits described above for the three and six months ended July 3, 2016 were partially offset by a $2.7 million tax expense to record a liability for uncertain tax positions in one of our foreign jurisdictions.

We recognized income tax benefits of $2.3 million and $1.6 million for the three and six months ended June 28, 2015, respectively, representing effective tax rates of (11.9%) and (379.1%), respectively. A significant factor impacting the income tax benefit for the six months ended June 28, 2015 was the recognition of a $1.5 million tax benefit as a result of reducing a deferred tax asset valuation allowance related to a capital loss carryforward. Based on transactions in the six months ended June 28, 2015, the capital loss carryforward became fully realizable. In addition, our effective tax rate in 2015 benefited from a tax planning strategy that allowed us to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions.

Note 10:  Pension and Other Postretirement Obligations

The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)

Service cost	$1,426	$1,443	$16	$16
Interest cost	2,424	2,207	480	399
Expected return on plan assets	(3,216)	(3,159)	-	-
Amortization of prior service credit	(9)	(15)	(11)	(25)
Actuarial losses	709	1,288	149	123

Net periodic benefit cost	$1,334	$1,764	$634	$513

Six Months Ended
Service cost	$2,835	$3,227	$29	$32
Interest cost	4,819	4,747	847	802
Expected return on plan assets	(6,408)	(6,313)	-	-
Amortization of prior service credit	(18)	(26)	(22)	(50)
Actuarial losses	1,407	2,574	231	252

Net periodic benefit cost	$2,635	$4,209	$1,085	$1,036

Note 11:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Net income	$41,750	$21,591	$58,175	$1,955
Foreign currency translation income (loss), net of $0.3 million, $0.4 million, $1.9 million, and $2.1 million tax, respectively	1,094	(2,872)	(1,093)	10,193
Adjustments to pension and postretirement liability, net of $0.3 million, $0.5 million, $0.6 million, and $1.1 million tax, respectively	515	843	982	1,691

Total comprehensive income	$43,359	$19,562	$58,064	$13,839

Less: Comprehensive loss attributable to noncontrolling interest	(126)	-	(227)	-

Comprehensive income attributable to Belden stockholders	$43,485	$19,562	$58,291	$13,839

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2015	$(23,411)	$(35,576)	$(58,987)
Other comprehensive loss attributable to Belden stockholders before reclassifications	(1,064)	-	(1,064)
Amounts reclassified from accumulated other comprehensive income (loss)	-	982	982

Net current period other comprehensive loss attributable to Belden stockholders	(1,064)	982	(82)

Balance at July 3, 2016	$(24,475)	$(34,594)	$(59,069)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended July 3, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,638	(1)
Prior service credit	(40)	(1)

Total before tax	1,598
Tax benefit	(616)

Net of tax	$982

(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 10).

Note 12:  Subsequent Events

On July 26, 2016, we completed an offering of 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million - 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $502 million. We intend to use the proceeds for general corporate purposes.

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

Channel Inventory

Our operating results also can be affected by the levels of Belden products purchased and held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold the products they bought from us in their inventory in order to meet the service and on-time delivery requirements of their customers. Generally, as our channel partners and customers change the level of products they bought from us and hold in their inventory, it impacts our revenues. Comparisons of our results between periods can be impacted by changes in the levels of channel inventory. We use information provided to us by our channel partners and make certain assumptions based on our sales to them to determine the amount of products they bought from us and hold in their inventory. As such, all references to the effect of channel inventory changes are estimates.

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

Long-Term Debt

During the first quarter of 2016, we repaid $50.0 million of the Revolver borrowings. As of July 3, 2016, we had no borrowings outstanding on our revolver, and our available borrowing capacity was $293.7 million.

Productivity Improvement Programs

Industrial Restructuring Program

Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to negatively impact our industrial segments’ sales volume. In response to these industrial market conditions, we began to execute a restructuring program in the fourth quarter of 2015 to reduce our cost structure. We recognized $2.4 million and $5.8 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. We expect to incur approximately $2 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the third quarter of 2016. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we began to realize in the first quarter of 2016.

Industrial Manufacturing Footprint Program

In further response to the industrial market conditions described above, in the first quarter of 2016 we began a program to further consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed by the end of 2017. We recognized $2.0 million and $2.5 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. The costs were incurred by the Enterprise and Industrial Connectivity segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $16 million and $15 million of additional severance and other restructuring costs for this program in 2016 and 2017, respectively. We expect the program to generate approximately $10 million of savings on an annualized basis, beginning in the second half of 2017.

Grass Valley Restructuring Program

Our Broadcast segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third quarter of 2015 to further reduce our cost structure. We recognized $0.9 million and $5.0 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. We expect to incur approximately $1 million of additional severance and other restructuring costs for this program, the majority of which will be incurred in the third quarter of 2016. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth quarter of 2015.

Productivity Improvement Program and Acquisition Integration

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. We substantially completed the productivity improvement program and the acquisition integration activities in 2015. In the three and six months ended June 28, 2015, we recorded severance, restructuring, and integration costs of $4.9 million and $19.4 million, respectively, related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. In the three and six months ended July 3, 2016, we recognized $0.6 million and $1.0 million of costs, respectively, primarily related to our 2016 acquisition of M2FX.

United Kingdom Referendum

The United Kingdom’s (the UK’s) June 2016 vote in favor of exiting the European Union (the EU) adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our UK operations to be translated into fewer U.S. dollars. For the six months ended July 3, 2016, approximately 3% of our revenues were to customers located in the UK. In the longer term, any impact on our results of operations from the potential exit of the UK from the EU will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations between the UK and the EU.

Subsequent Event

On July 26, 2016, we completed an offering of 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock). The net proceeds from this offering were approximately $502 million. We intend to use the proceeds for general corporate purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies

During the six months ended July 3, 2016:

●	We did not change any of our existing critical accounting policies from those listed in our 2015 Annual Report on Form 10-K;
●

No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

●	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations

Consolidated Income from Continuing Operations before Taxes

	Three Months Ended		%	Six Months Ended		%
	July 3, 2016	June 28, 2015	Change	July 3, 2016	June 28, 2015	Change
	(In thousands, except percentages)

Revenues	$601,631	$585,755	2.7%	$1,143,128	$1,132,712	0.9%
Gross profit	248,213	234,276	5.9%	473,248	441,925	7.1%
Selling, general and administrative expenses	123,057	127,584	-3.5%	245,463	267,632	-8.3%
Research and development	36,652	36,632	0.1%	72,785	72,831	-0.1%
Amortization of intangibles	26,263	25,917	1.3%	51,795	52,421	-1.2%
Operating income	62,241	44,143	41.0%	103,205	49,041	110.4%
Interest expense, net	24,049	24,769	-2.9%	48,445	48,615	-0.3%
Income from continuing operations before taxes	38,192	19,374	97.1%	54,760	426	12754.5%

Revenues increased in the three and six months ended July 3, 2016 from the comparable periods of 2015 due to the following factors:

●

Increases in unit sales volume resulted in increases in revenues of $26.7 million and $41.0 million, respectively. Volume growth was the strongest in our broadcast and enterprise markets. In our industrial markets, we continued to experience a decline in volume due to lower energy prices.

●	Acquisitions contributed $2.1 million and $3.6 million of revenues, respectively.
●	Lower copper costs resulted in revenue decreases of $11.6 million and $22.0 million, respectively.
●	Unfavorable currency translation resulted in revenue decreases of $1.3 million and $12.2 million, respectively.

Gross profit increased in the three and six months ended July 3, 2016 from the comparable periods of 2015 due to the increases in sales volume noted above and improved productivity as a result of our restructuring actions. The increases in sales volume that led to increases in gross profit were most notable in our Network Security segment. The increases in gross profit from improved productivity were most notable in our Broadcast and Industrial Connectivity segments.

Selling, general and administrative expenses decreased in the three months ended July 3, 2016 from the comparable period of 2015 primarily due to improved productivity as a result of our restructuring actions. Additionally, favorable currency translation resulted in $1.0 million decrease in expense. These factors were partially offset by a $0.9 million increase in severance, restructuring and acquisition integration costs.

Selling, general and administrative expenses decreased in the six months ended July 3, 2016 from the comparable period of 2015 primarily due to $9.2 million of compensation expense that we recognized in the prior year as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition. In addition, selling, general and administrative expenses decreased in the six months ended July 3, 2016 due to a decrease in severance, restructuring, and acquisition integration costs of $4.8 million. Favorable currency translation resulted in a $3.6 million decrease in expense. The remaining decrease was due to improved productivity from our restructuring actions.

Operating income increased in both the three and six months ended July 3, 2016 from the comparable periods of 2015 primarily due to the increases in gross profit and decreases in selling, general and administrative expenses discussed above. Favorable currency translation contributed $2.5 million and $5.5 million of the increase in operating income, respectively.

Income before taxes increased in both the three and six months ended July 3, 2016 from the comparable periods of 2015 primarily due to the increases in operating income discussed above.

Income Taxes

	Three Months Ended		%	Six Months Ended		%
	July 3, 2016	June 28, 2015	Change	July 3, 2016	June 28, 2015	Change
	(In thousands, except percentages)
Income from continuing operations before taxes	$38,192	$19,374	97.1%	$54,760	$426	12754.5%
Income tax benefit	3,558	2,303	54.5%	3,415	1,615	111.5%
Effective tax rate	-9.3%	-11.9%		-6.2%	-379.1%

We recognized income tax benefits of $3.6 million and $3.4 million for the three and six months ended July 3, 2016, respectively, representing effective tax rates of (9.3%) and (6.2%), respectively. The effective tax rates were impacted by the following significant factors:

●

We recognized an $8.1 million tax benefit in both the three and six months ended July 3, 2016 as the result of securing a significant tax deduction for a foreign currency loss by implementing several transactions related to our international tax structure.

●

We also recognized a $7.0 million tax benefit in both the three and six months ended July 3, 2016 for the reduction of deferred tax liabilities related to a previously completed acquisition. As part of an implemented tax planning strategy, we successfully secured a Private Letter Ruling from the Internal Revenue Service that effectively increased the tax basis in the acquired assets to the full fair value. Accordingly, a book-tax difference was eliminated, and we reversed deferred tax liabilities previously recorded, resulting in the $7.0 million tax benefit.

●

In the six months ended July 3, 2016, we recognized a $3.8 million tax benefit as a result of reducing a deferred tax valuation allowance related to net operating loss carryforwards in a foreign jurisdiction. Based on certain restructuring transactions in the six months ended July 3, 2016, the net operating loss carryforwards are expected to be realizable.

The tax benefits described above for the three and six months ended July 3, 2016 were partially offset by a $2.7 million tax expense to record a liability for uncertain tax positions in one of our foreign jurisdictions.

We recognized income tax benefits of $2.3 million and $1.6 million for the three and six months ended June 28, 2015, respectively, representing effective tax rates of (11.9%) and (379.1%), respectively. A significant factor impacting the income tax benefit for the six months ended June 28, 2015 was the recognition of a $1.5 million tax benefit as a result of reducing a deferred tax asset valuation allowance related to a capital loss carryforward. Based on transactions in the six months ended June 28, 2015, the capital loss carryforward became fully realizable. In addition, our effective tax rate in 2015 benefited from a tax planning strategy that allowed us to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions.

Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $5.0 million and $0.1 million for the six months ended July 3, 2016 and June 28, 2015, respectively.

Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended		%	Six Months Ended		%
	July 3, 2016	June 28, 2015	Change	July 3, 2016	June 28, 2015	Change
	(In thousands, except percentages)

Adjusted Revenues	$603,381	$598,513	0.8%	$1,147,181	$1,167,964	-1.8%
Adjusted EBITDA	108,110	100,099	8.0%	197,175	188,605	4.5%
as a percent of adjusted revenues	17.9%	16.7%		17.2%	16.1%

Adjusted Revenues increased in the three months ended July 3, 2016 and decreased in the six months ended July 3, 2016 from the comparable periods of 2015 due to the following factors:

●

Increases in unit sales volume resulted in increases in revenues of $15.7 million and $9.8 million, respectively. Volume growth was the strongest in our broadcast and enterprise markets. In our industrial markets, we continued to experience a decline in volume due to lower energy prices.

●	The acquisition of M2FX contributed $2.1 million and $3.6 million of revenues, respectively.
●	Lower copper costs resulted in revenue decreases of $11.6 million and $22.0 million, respectively.
●	Unfavorable currency translation resulted in revenue decreases of $1.3 million and $12.2 million, respectively.

Adjusted EBITDA increased in the three and six months ended July 3, 2016 from the comparable periods of 2015 primarily due to leverage on higher sales volume, as discussed above. Additionally, Adjusted EBITDA improved due to improved productivity as a result of our restructuring actions. Further, favorable currency translation resulted in increases in Adjusted EBITDA of $2.0 million and $2.8 million, respectively. Accordingly, EBITDA margins for the three and six months ended July 3, 2016 expanded to 17.9% and 17.2%, respectively.

Use of Non-GAAP Financial Information

Adjusted Revenues and Adjusted EBITDA are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; gains (losses) on debt extinguishment; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. As an example, we adjust for the purchase accounting effect of recording deferred revenue at fair value in order to reflect the revenues that would have otherwise been recorded by acquired businesses had they remained as independent entities. We believe this presentation is useful in evaluating the underlying performance of acquired companies. Similarly, we adjust for other acquisition-related expenses, such as amortization of intangibles and other impacts of fair value adjustments because they generally are not related to the acquired business’ core business performance. As an additional example, we exclude the costs of restructuring programs, which can occur from time to time for our current businesses and/or recently acquired businesses. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provides valuable insight.

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands, except percentages)

GAAP revenues	$601,631	$585,755	$1,143,128	$1,132,712
Deferred revenue adjustments (1)	1,750	12,758	4,053	35,252

Adjusted revenues	$603,381	$598,513	$1,147,181	$1,167,964

GAAP net income attributable to Belden stockholders	$41,849	$21,591	$58,373	$1,955
Interest expense, net	24,049	24,769	48,445	48,615
Loss from disposal of discontinued operations	-	86	-	86
Noncontrolling interest	(99)	-	(198)	-
Income tax benefit	(3,558)	(2,303)	(3,415)	(1,615)
Amortization of intangible assets	26,263	25,917	51,795	52,421
Deferred gross profit adjustments (1)	1,750	13,440	4,053	35,098
Severance, restructuring, and acquisition integration costs (2)	5,869	4,907	14,277	19,390
Purchase accounting effects related to acquisitions (3)	-	-	195	9,422
Depreciation expense	11,987	11,692	23,650	23,233

Adjusted EBITDA	$108,110	$100,099	$197,175	$188,605

GAAP net income margin	7.0%	3.7%	5.1%	0.2%
Adjusted EBITDA margin	17.9%	16.7%	17.2%	16.1%

(1) For both the six months ended July 3, 2016 and June 28, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our 2015 acquisition of Tripwire. See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions.

(2) See Note 7 to the Condensed Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities, for details.

(3)  For the six months ended July 3, 2016, we recognized $0.2 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of M2FX. For the six months ended June 28, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions.

Segment Results of Operations

For additional information regarding our segment measures, see Note 3 to the Condensed Consolidated Financial Statements.

Broadcast Solutions

	Three Months Ended		%	Six Months Ended		%
	July 3, 2016	June 28, 2015	Change	July 3, 2016	June 28, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$193,521	$174,923	10.6%	$364,793	$351,423	3.8%
Segment EBITDA	29,505	22,878	29.0%	52,772	46,005	14.7%
as a percent of segment revenues	15.2%	13.1%		14.5%	13.1%

Broadcast revenues increased in both the three and six months ended July 3, 2016 from the comparable periods of 2015 due to increases in unit sales volume of $17.5 million and $13.8 million, respectively. Sales of our broadcast infrastructure products benefited from a more stable U.S. dollar as well as increased domestic advertising spending by broadcasters and their customers. The increase in volume was experienced across all geographies, with international growth stronger than domestic growth. Sales of our broadband connectivity products benefited from continued capital investments by our customers to meet consumer demand for increased bandwidth. The acquisition of M2FX contributed $2.1 million and $3.6 million of revenues, respectively. These factors were partially offset by unfavorable currency translation, which resulted in decreases in revenues of $1.0 million and $4.0 million, respectively.

Broadcast EBITDA increased in the three and six months ended July 3, 2016 from the comparable periods of 2015 primarily due to leverage on the increases in revenues discussed above. Additionally, EBITDA increased due to improved productivity as a result of our restructuring actions and acquisition integration activities. Accordingly, Broadcast EBITDA margins increased to 15.2% and 14.5% for the three and six months ended July 3, 2016, respectively.

Enterprise Connectivity Solutions

	Three Months Ended		%	Six Months Ended		%
	July 3, 2016	June 28, 2015	Change	July 3, 2016	June 28, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$160,401	$161,827	-0.9%	$296,293	$303,608	-2.4%
Segment EBITDA	29,575	29,792	-0.7%	53,311	49,801	7.0%
as a percent of segment revenues	18.4%	18.4%		18.0%	16.4%

Enterprise Connectivity revenues decreased in the three and six months ended July 3, 2016 from the comparable periods of 2015. Lower copper costs resulted in revenue decreases of $4.6 million and $9.6 million, respectively. Unfavorable currency translation resulted in revenue decreases of $0.6 million and $3.5 million, respectively. Increases in unit sales volume resulted in increases in revenues of $3.8 million and $5.8 million, respectively. Sales volume growth was most notable in the U.S., Canada, Mexico, and Europe.

Enterprise Connectivity EBITDA decreased in the three months ended July 3, 2016 from the comparable period of 2015 by $0.2 million, as the prior year period benefited from the timing of favorable input costs.

Enterprise Connectivity EBITDA increased in the six months ended July 3, 2016 from the comparable period of 2015 due to leverage on the higher sales volume discussed above. EBITDA also increased due to favorable currency translation of $2.3 million. Accordingly, EBITDA margins improved to 18.0% for the six months ended July 3, 2016.

Industrial Connectivity Solutions

	Three Months Ended		%	Six Months Ended		%
	July 3, 2016	June 28, 2015	Change	July 3, 2016	June 28, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$147,808	$160,875	-8.1%	$288,899	$313,847	-7.9%
Segment EBITDA	27,064	28,680	-5.6%	50,051	52,853	-5.3%
as a percent of segment revenues	18.3%	17.8%		17.3%	16.8%

Industrial Connectivity revenues decreased in the three and six months ended July 3, 2016 from the comparable periods of 2015. Lower copper costs resulted in revenue decreases of $6.9 million and $12.2 million, respectively. Unfavorable currency translation resulted in revenue decreases of $0.6 million and $4.7 million, respectively. Decreases in unit sales volume resulted in revenue decreases of $5.6 million and $8.0 million, respectively. The sales volume declines stemmed from the impact of lower energy prices, which result in lower capital spending for industrial projects. Sales volume was most notably down in Latin America.

Industrial Connectivity EBITDA decreased in the three and six months ended July 3, 2016 from the comparable periods of 2015 by $1.6 million and $2.8 million, respectively, primarily due to the decline in sales volume discussed above. These decreases were partially offset by productivity improvements resulting from our restructuring actions. Accordingly, Industrial Connectivity EBITDA margin increased to 18.3% and 17.3% for the three and six months ended July 3, 2016, respectively.

Industrial IT Solutions

	Three Months Ended		%	Six Months Ended		%
	July 3, 2016	June 28, 2015	Change	July 3, 2016	June 28, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$62,510	$61,270	2.0%	$116,392	$122,343	-4.9%
Segment EBITDA	12,676	10,178	24.5%	21,285	21,265	0.1%
as a percent of segment revenues	20.3%	16.6%		18.3%	17.4%

Industrial IT revenues increased in the three months ended July 3, 2016 from the prior year by $1.2 million. Favorable currency translation resulted in a revenue increase of $0.7 million, and an increase in unit sales volume generated a revenue increase of $0.5 million. Industrial IT EBITDA increased by $2.5 million compared to the prior year, due to the leverage on the higher sales volume and improved productivity. Favorable currency translation contributed $0.4 million of the increase in EBITDA. Accordingly, EBITDA margins increased from 16.6% for the three months ended June 28, 2015 to 20.3% for the three months ended July 3, 2016.

Industrial IT revenues decreased in the six months ended July 3, 2016 from the comparable period of 2015 primarily due to a decrease in unit sales volume of $5.7 million. The sales volume declines stemmed from the impact of lower energy prices, which result in lower capital spending for industrial projects. Unfavorable currency translation resulted in a decrease in revenues of $0.3 million. Industrial IT EBITDA was $21.3 million for the six months ended July 3, 2016, unchanged from the comparable period of 2015. The impact of lower sales volume was offset by improved productivity due to restructuring actions, and accordingly, EBITDA margins improved from 17.4% to 18.3%.

Network Security Solutions

	Three Months Ended		%	Six Months Ended		%
	July 3, 2016	June 28, 2015	Change	July 3, 2016	June 28, 2015	Change
	(In thousands, except percentages)

Segment Revenues	$39,141	$39,618	-1.2%	$80,804	$76,743	5.3%
Segment EBITDA	9,515	8,772	8.5%	20,982	18,673	12.4%
as a percent of segment revenues	24.3%	22.1%		26.0%	24.3%

Network Security revenues decreased in the three months ended July 3, 2016 from the comparable period of 2015 by $0.5 million due to a decline in unit sales volume. Sales volume declined due to the timing of several large orders. For the six months ended July 3, 2016, revenues increased by $4.1 million, due to an increase in sales volume.

Despite the decrease in revenues for the three months ended July 3, 2016, Network Security EBITDA increased by $0.7 million from the comparable period of 2015, due to improved productivity. EBITDA for the six months ended July 3, 2016 increased by $2.3 million, due to both leverage on the increase in revenues and improved productivity. EBITDA margins expanded to 24.3% and 26.0% for the three and six months ended July 3, 2016, respectively.

Discontinued Operations

In both the three and six months ended June 28, 2015, we recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations for a final escrow settlement related to the 2010 disposition of Trapeze Networks, Inc.

Liquidity and Capital Resources

Significant factors affecting our cash liquidity include (1) cash from operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, (4) our available credit facilities and other borrowing arrangements, and (5) cash proceeds from equity offerings. We expect our operating activities to generate cash in 2016 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In thousands)
Net cash provided by (used for):
Operating activities	$60,454	$5,046
Investing activities	(42,931)	(722,489)
Financing activities	(58,936)	188,346
Effects of currency exchange rate changes on cash and cash equivalents	434	(3,646)

Decrease in cash and cash equivalents	(40,979)	(532,743)
Cash and cash equivalents, beginning of period	216,751	741,162

Cash and cash equivalents, end of period	$175,772	$208,419

Net cash provided by operating activities totaled $60.5 million for the six months ended July 3, 2016, compared to $5.0 million for the comparable period of 2015.

Receivables were a use of cash of $3.8 million for the six months ended July 3, 2016, compared to $6.3 million for the comparable period of 2015. The use of cash for receivables improved as a result of a decrease in days sales outstanding from 64 days to 60 days. Days sales outstanding is calculated by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter.

Inventories were a source of cash of $0.4 million for the six months ended July 3, 2016 compared to a use of cash of $11.8 million for the comparable period of 2015. The source of cash for inventories improved as a result of an increase in inventory turnover from 6.0 turns to 7.1 turns. Inventory turnover is calculated by dividing annualized cost of sales for the quarter by inventories as of the end of the quarter.

Accounts payable were a use of cash of $20.7 million for the six months ended July 3, 2016, compared to $43.7 million for the comparable period of 2015. The use of cash for accounts payable improved primarily due to the timing of payments.

In the six months ended June 28, 2015, net income and net cash provided by operating activities include a $9.2 million non-recurring cash compensation charge as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition.

Net cash used for investing activities totaled $42.9 million for the six months ended July 3, 2016 compared to $722.5 million for the comparable period of 2015. Investing activities for the six months ended July 3, 2016 included payments, net of cash acquired, for the acquisition of M2FX of $15.3 million, and payments of $2.5 million related to our 2015 acquisition of Tripwire that had previously been deferred. Investing activities for the six months ended July 3, 2016 also included capital expenditures of $25.1 million. Investing activities for the six months ended June 28, 2015 included payments for acquisitions, net of cash acquired, of $695.3 million and capital expenditures of $27.2 million.

Net cash used for financing activities for the six months ended July 3, 2016 totaled $58.9 million, compared to net cash provided by financing activities of $188.3 million for the six months ended June 28, 2015. Financing activities for the six months ended July 3, 2016 included payments under borrowing arrangements of $51.3 million, cash dividend payments of $4.2 million, and net payments related to share based compensation activities of $3.5 million. Financing activities for the six months ended June 28, 2015 included borrowings of $200.0 million to partially fund the acquisition of Tripwire, net payments related to share based compensation activities of $6.2 million, and cash dividend payments of $4.2 million.

Our cash and cash equivalents balance was $175.8 million as of July 3, 2016. Of this amount, $100.9 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Our outstanding debt obligations as of July 3, 2016 consisted of $1.5 billion of senior subordinated notes and $242.8 million of term loan borrowings. Additional discussion regarding our various borrowing arrangements is included in Note 8 to the Condensed Consolidated Financial Statements. As of July 3, 2016, we had $293.7 million in available borrowing capacity under our Revolver.

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

Item 3:        Quantitative and Qualitative Disclosures about Market Risks

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of July 3, 2016.

	Principal Amount by Expected Maturity			Fair
	2016	Thereafter	Total	Value
	(In thousands, except interest rates)

Variable-rate term loan due 2020	$1,250	$241,504	$242,754	$242,754
Average interest rate	3.41%	3.41%

Fixed-rate senior subordinated notes due 2022	$-	$700,000	$700,000	$711,375
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2023	$-	$559,709	$559,709	$565,502
Average interest rate		5.50%

Fixed-rate senior subordinated notes due 2024	$-	$200,000	$200,000	$196,500
Average interest rate		5.25%

Fixed-rate senior subordinated notes due 2019	$-	$5,221	$5,221	$5,221
Average interest rate		9.25%

Total			$1,707,684	$1,721,352

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

Item 1A:     Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our 2015 Annual Report on Form 10-K.

Item 6:        Exhibits

Exhibits

Exhibit 10.1	Form of Stock Appreciation Rights Award

Exhibit 10.2	Form of Performance Stock Units Award

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	August 3, 2016	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer and Director

Date:	August 3, 2016	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 3, 2016	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer