Form 10-Q
period 2016-10-02
BELDEN INC.
filed 2016-11-07
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
Commission File No. 001-12561

_________________________________________________
BELDEN INC.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	36-3601505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 North Brentwood Boulevard
15th Floor
St. Louis, Missouri 63105
(Address of principal executive offices)
(314) 854-8000
Registrant’s telephone number, including area code
_________________________________________________
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
Large accelerated filer ☑  Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐
(Do not check if a smaller reporting company)
As of November 4, 2016, the Registrant had 42,144,409 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$748,305	$216,751
Receivables, net	400,528	387,386
Inventories, net	193,500	195,942
Other current assets	55,345	37,079
Total current assets	1,397,678	837,158
Property, plant and equipment, less accumulated depreciation	323,110	310,629
Goodwill	1,399,847	1,385,115
Intangible assets, less accumulated amortization	590,785	655,871
Deferred income taxes	30,596	34,295
Other long-lived assets	69,947	67,534
	$3,811,963	$3,290,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,827	$223,514
Accrued liabilities	294,209	323,249
Current maturities of long-term debt	2,500	2,500
Total current liabilities	517,536	549,263
Long-term debt	1,690,932	1,725,282
Postretirement benefits	106,779	105,230
Deferred income taxes	45,381	46,034
Other long-term liabilities	38,283	39,270
Stockholders’ equity:
Preferred stock	1	—
Common stock	503	503
Additional paid-in capital	1,114,348	605,660
Retained earnings	760,688	679,716
Accumulated other comprehensive loss	(62,876)	(58,987)
Treasury stock	(400,718)	(402,793)
Total Belden stockholders’ equity	1,411,946	824,099
Noncontrolling interest	1,106	1,424
Total stockholders’ equity	1,413,052	825,523
	$3,811,963	$3,290,602
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

	(In thousands, except per share data)
Revenues	$601,109	$579,266	$1,744,237	$1,711,978
Cost of sales	(355,147)	(353,135)	(1,025,027)	(1,043,922)
Gross profit	245,962	226,131	719,210	668,056
Selling, general and administrative expenses	(126,662)	(127,792)	(372,125)	(395,424)
Research and development	(33,512)	(38,168)	(106,297)	(110,999)
Amortization of intangibles	(23,808)	(25,669)	(75,603)	(78,090)
Operating income	61,980	34,502	165,185	83,543
Interest expense, net	(23,513)	(25,416)	(71,958)	(74,031)
Income from continuing operations before taxes	38,467	9,086	93,227	9,512
Income tax benefit (expense)	(2,902)	5,725	513	7,340
Income from continuing operations	35,565	14,811	93,740	16,852
Loss from discontinued operations, net of tax	—	(242)	—	(242)
Loss from disposal of discontinued operations, net of tax	—	—	—	(86)
Net income	35,565	14,569	93,740	16,524
Less: Net loss attributable to noncontrolling interest	(88)	—	(286)	—
Net income attributable to Belden	35,653	14,569	94,026	16,524
Less: Preferred stock dividends	6,695	—	6,695	—
Net income attributable to Belden common stockholders	$28,958	$14,569	$87,331	$16,524

Weighted average number of common shares and equivalents:
Basic	42,126	42,417	42,073	42,536
Diluted	42,601	42,908	42,532	43,117
Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations	$0.69	$0.35	$2.08	$0.40
Discontinued operations	—	(0.01)	—	(0.01)
Disposal of discontinued operations	—	—	—	—
Net income	$0.69	$0.34	$2.08	$0.39
Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations	$0.68	$0.35	$2.05	$0.39
Discontinued operations	—	(0.01)	—	(0.01)
Disposal of discontinued operations	—	—	—	—
Net income	$0.68	$0.34	$2.05	$0.38
Comprehensive income (loss) attributable to Belden	$31,846	$(9,803)	$90,137	$4,036
Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	October 2, 2016	September 27, 2015

	(In thousands)
Cash flows from operating activities:
Net income	$93,740	$16,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,857	113,141
Share-based compensation	13,943	13,814
Tax benefit related to share-based compensation	(623)	(5,064)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(9,843)	(6,532)
Inventories	5,626	7,979
Accounts payable	(3,889)	(55,973)
Accrued liabilities	(43,594)	29,354
Accrued taxes	(16,752)	(23,884)
Other assets	2,798	1,935
Other liabilities	(5,457)	687
Net cash provided by operating activities	146,806	91,981
Cash flows from investing activities:
Capital expenditures	(36,057)	(39,106)
Cash used to acquire businesses, net of cash acquired	(17,848)	(695,345)
Proceeds from disposal of tangible assets	282	145
Proceeds from disposable of business	—	3,527
Other	(971)	—
Net cash used for investing activities	(54,594)	(730,779)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	501,498	—
Tax benefit related to share-based compensation	623	5,064
Borrowings under credit arrangements	—	200,000
Payments under borrowing arrangements	(51,875)	(1,250)
Dividends paid on common stock	(6,307)	(6,386)
Withholding tax payments for share-based payment awards, net of proceeds from the exercise of stock options	(5,302)	(11,517)
Debt issuance costs paid	—	(643)
Payments under share repurchase program	—	(39,053)
Net cash provided by financing activities	438,637	146,215
Effect of foreign currency exchange rate changes on cash and cash equivalents	705	(6,682)
Increase (decrease) in cash and cash equivalents	531,554	(499,265)
Cash and cash equivalents, beginning of period	216,751	741,162
Cash and cash equivalents, end of period	$748,305	$241,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
NINE MONTHS ENDED OCTOBER 2, 2016
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2015	—	$—	50,335	$503	$605,660	$679,716	(8,354)	$(402,793)	$(58,987)	$1,424	$825,523
Net income (loss)	—	—	—	—	—	94,026	—	—	—	(286)	93,740
Foreign currency translation, net of $1.5 million tax	—	—	—	—	—	—	—	—	(9,823)	(32)	(9,855)
Adjustments to pension and postretirement liability, net of $3.7 million tax	—	—	—	—	—	—	—	—	5,934	—	5,934
Other comprehensive loss, net of tax											(3,921)
Preferred stock issuance, net	52	1	—	—	501,497	—	—	—	—	—	501,498
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(2,388)	—	42	327	—	—	(2,061)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(4,987)	—	121	1,748	—	—	(3,239)
Share-based compensation	—	—	—	—	14,566	—	—	—	—	—	14,566
Preferred stock dividends	—	—	—	—	—	(6,695)	—	—	—	—	(6,695)
Common stock dividends ($0.15 per share)	—	—	—	—	—	(6,359)	—	—	—	—	(6,359)
Balance at October 2, 2016	52	$1	50,335	$503	$1,114,348	$760,688	(8,191)	$(400,718)	$(62,876)	$1,106	$1,413,052

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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2015 Annual Report on Form 10-K and Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2016.
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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 3, 2016, the 94th day of our fiscal year 2016. Our fiscal second and third quarters each have 91 days. The nine months ended October 2, 2016 and September 27, 2015 included 276 days and 270 days, respectively.
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
As of and during the three and nine months ended October 2, 2016 and September 27, 2015, we utilized Level 1 inputs to determine the fair value of cash equivalents and Level 3 inputs to determine the fair value of the estimated earn-out liability related to an acquisition. See Note 2 for further discussion. We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended October 2, 2016 and September 27, 2015.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. As of October 2, 2016, we did not have any significant cash equivalents.
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
As of October 2, 2016, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $8.6 million, $3.0 million, and $2.4 million, respectively.
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
Discontinued Operations
In the nine months ended September 27, 2015, we recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations for a final escrow settlement related to the 2010 disposition of Trapeze Networks, Inc. Additionally, in both the three and nine months ended September 27, 2015, we recognized a $0.2 million net loss from discontinued operations for income tax expense related to this disposed business.

Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 13.
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
In August 2014, the FASB issued disclosure guidance that requires us to evaluate, at each annual and interim period, whether substantial doubt exists about our ability to continue as a going concern, and if applicable, to provide related disclosures. The new guidance will be effective for us for our annual period ending December 31, 2016. This guidance is not currently expected to have a material effect on our financial statement disclosures upon adoption, although the ultimate impact will be dependent on our financial condition and expected operating outlook at such time.
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

 In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the standard eliminates the exception to the recognition of current and deferred income taxes for an intra-entity asset transfer other than for inventory until the asset has been sold to an outside party. The new standard will be effective for us beginning January 1, 2017. Early adoption is permitted. We are evaluating the effect that ASU 2016-16 will have on our consolidated financial statements and related disclosures.

Note 2:  Acquisitions
M2FX
We acquired 100% of the shares of M2FX Limited (M2FX) on January 7, 2016 for a preliminary purchase price of $18.9 million. Of the total purchase price, $3.3 million has been preliminarily deferred as estimated earn-out consideration. The estimated earn-out is scheduled to be paid in early 2017, if certain financial targets are achieved. We determined the estimated fair value of the earn-out with the assistance of a third party valuation specialist using a probability weighted discounted cash flow model. M2FX is a manufacturer of fiber optic cable and fiber protective solutions for broadband access and telecommunications networks. M2FX is located in the United Kingdom. The results of M2FX have been included in our Consolidated Financial Statements from January 7, 2016, and are reported within the Broadcast segment. The M2FX acquisition was not material to our financial position or results of operations.
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

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Network Security Solutions	Total Segments

	(In thousands)
As of and for the three months ended October 2, 2016
Segment revenues	$196,173	$156,658	$149,847	$60,168	$39,622	$602,468
Affiliate revenues	46	1,587	511	13	—	2,157
Segment EBITDA	36,545	27,294	23,649	12,771	11,677	111,936
Depreciation expense	4,063	3,210	2,738	565	1,027	11,603
Amortization expense	10,955	431	604	1,501	10,317	23,808
Severance, restructuring, and acquisition integration costs	174	5,573	4,746	2,302	—	12,795
Deferred gross profit adjustments	283	—	—	—	1,076	1,359
Segment assets	314,020	265,085	261,923	62,828	43,110	946,966
As of and for the three months ended September 27, 2015
Segment revenues	$186,722	$155,148	$147,702	$59,184	$41,359	$590,115
Affiliate revenues	42	1,630	355	37	—	2,064
Segment EBITDA	27,369	25,705	23,225	10,466	11,240	98,005
Depreciation expense	4,027	3,156	2,810	570	1,255	11,818
Amortization expense	12,354	429	799	1,480	10,607	25,669
Severance, restructuring, and acquisition integration costs	13,722	192	118	54	57	14,143
Deferred gross profit adjustments	419	—	—	—	10,909	11,328
Segment assets	346,271	266,248	250,622	61,441	41,520	966,102
As of and for the nine months ended October 2, 2016
Segment revenues	$560,966	$452,951	$438,746	$176,560	$120,426	$1,749,649
Affiliate revenues	644	4,615	906	44	—	6,209
Segment EBITDA	89,317	80,605	73,700	34,056	32,659	310,337
Depreciation expense	12,086	10,028	8,165	1,749	3,225	35,253
Amortization expense	37,306	1,292	1,796	4,517	30,692	75,603
Severance, restructuring, and acquisition integration costs	5,871	7,280	7,982	5,910	29	27,072
Purchase accounting effects of acquisitions	195	—	—	—	—	195
Deferred gross profit adjustments	1,391	—	—	—	4,021	5,412
Segment assets	314,020	265,085	261,923	62,828	43,110	946,966
As of and for the nine months ended September 27, 2015
Segment revenues	$538,145	$458,756	$461,549	$181,527	$118,102	$1,758,079
Affiliate revenues	24	5,328	1,086	68	8	6,514
Segment EBITDA	73,374	75,506	76,078	31,731	29,913	286,602
Depreciation expense	12,140	9,550	8,530	1,713	3,118	35,051
Amortization expense	37,375	1,290	2,429	4,369	32,627	78,090
Severance, restructuring, and acquisition integration costs	28,532	843	3,054	2	1,102	33,533
Purchase accounting effects of acquisitions	—	—	267	—	9,155	9,422
Deferred gross profit adjustments	2,789	—	—	—	43,637	46,426
Segment assets	346,271	266,248	250,622	61,441	41,520	966,102

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

	(In thousands)		(In thousands)
Total Segment Revenues	$602,468	$590,115	$1,749,649	$1,758,079
Deferred revenue adjustments (1)	(1,359)	(10,849)	(5,412)	(46,101)
Consolidated Revenues	$601,109	$579,266	$1,744,237	$1,711,978
Total Segment EBITDA	$111,936	$98,005	$310,337	$286,602
Amortization of intangibles	(23,808)	(25,669)	(75,603)	(78,090)
Deferred gross profit adjustments (1)	(1,359)	(11,328)	(5,412)	(46,426)
Severance, restructuring, and acquisition integration costs (2)	(12,795)	(14,143)	(27,072)	(33,533)
Depreciation expense	(11,603)	(11,818)	(35,253)	(35,051)
Purchase accounting effects related to acquisitions (3)	—	—	(195)	(9,422)
Income from equity method investment	586	348	1,077	1,459
Eliminations	(977)	(893)	(2,694)	(1,996)
Consolidated operating income	61,980	34,502	165,185	83,543
Interest expense, net	(23,513)	(25,416)	(71,958)	(74,031)
Consolidated income from continuing operations before taxes	$38,467	$9,086	$93,227	$9,512
(1) For both the three and nine months ended October 2, 2016 and September 27, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our 2015 acquisition of Tripwire.
(2)  See Note 7, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the nine months ended October 2, 2016, we recognized $0.2 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of M2FX. For the nine months ended September 27, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast.
Note 4: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

	(In thousands)
Numerator:
Income from continuing operations	$35,565	$14,811	$93,740	$16,852
Less: Net loss attributable to noncontrolling interest	(88)	—	(286)	—
Less: Preferred stock dividends	6,695	—	6,695	—
Income from continuing operations attributable to Belden common stockholders	28,958	14,811	87,331	16,852
Loss from discontinued operations, net of tax, attributable to Belden common stockholders	—	(242)	—	(242)
Loss from disposal of discontinued operations, net of tax, attributable to Belden common stockholders	—	—	—	(86)
Net income attributable to Belden common stockholders	$28,958	$14,569	$87,331	$16,524
Denominator:
Weighted average shares outstanding, basic	42,126	42,417	42,073	42,536
Effect of dilutive common stock equivalents	475	491	459	581
Weighted average shares outstanding, diluted	42,601	42,908	42,532	43,117
For the three and nine months ended October 2, 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.5 million, respectively, and also do not include preferred shares that are convertible into 5.2 million and 1.7 million common shares, respectively, because to do so would have been anti-dilutive. For the three and nine months ended September 27, 2015, diluted weighted average shares outstanding do not include outstanding equity awards of 0.5 million and 0.3 million, respectively, because to do so would have been anti-dilutive.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 5:  Inventories
The major classes of inventories were as follows:

	October 2, 2016	December 31, 2015

	(In thousands)
Raw materials	$94,789	$92,929
Work-in-process	24,627	27,730
Finished goods	99,477	97,814
Gross inventories	218,893	218,473
Excess and obsolete reserves	(25,393)	(22,531)
Net inventories	$193,500	$195,942
Note 6:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $11.6 million and $35.3 million in the three and nine months ended October 2, 2016, respectively. We recognized depreciation expense of $11.8 million and $35.1 million in the three and nine months ended September 27, 2015, respectively.
We recognized amortization expense related to our intangible assets of $23.8 million and $75.6 million in the three and nine months ended October 2, 2016, respectively. We recognized amortization expense related to our intangible assets of $25.7 million and $78.1 million in the three and nine months ended September 27, 2015, respectively.
Note 7:  Severance, Restructuring, and Acquisition Integration Activities
Industrial Restructuring Program
Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to negatively impact our industrial segments’ sales volume. In response to these industrial market conditions, we began to execute a restructuring program in the fourth quarter of 2015 to reduce our cost structure. We recognized $2.6 million and $8.4 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. We do not expect to incur any more restructuring costs for this program. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we began to realize in the first quarter of 2016.
Industrial Manufacturing Footprint Program
In further response to the industrial market conditions described above, in the first quarter of 2016 we began a program to further consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed by the end of 2017. We recognized $10.0 million and $12.5 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. The costs were incurred by the Enterprise and Industrial Connectivity segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $5 million and $15 million of additional severance and other restructuring costs for this program in 2016 and 2017, respectively. We expect the program to generate approximately $10 million of savings on an annualized basis, beginning in the second half of 2017.
Grass Valley Restructuring Program
Our Broadcast segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third quarter of 2015 to further reduce our cost structure. We recognized $0.1 million and $5.1 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. We expect to incur approximately $1 million of additional severance and other restructuring costs for this program in the fourth quarter of 2016. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth quarter of 2015.
Productivity Improvement Program and Acquisition Integration
In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. We substantially completed the productivity improvement program and the acquisition integration activities in 2015. In the three and nine months ended September 27, 2015, we recorded severance, restructuring, and integration costs of $0.1 million and $19.5 million, respectively, related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. In the three and nine months ended October 2, 2016, we recognized $0.1 million and $1.1 million of costs, respectively, primarily related to our 2016 acquisition of M2FX.
The following table summarizes the costs by segment of the various programs described above:

Three Months Ended October 2, 2016	Severance	Other Restructuring and Integration Costs	Total Costs

	(In thousands)
Broadcast Solutions	$(114)	$288	$174
Enterprise Connectivity Solutions	(21)	5,594	5,573
Industrial Connectivity Solutions	184	4,562	4,746
Industrial IT Solutions	1,103	1,199	2,302
Network Security Solutions	—	—	—
Total	$1,152	$11,643	$12,795
Three Months Ended September 27, 2015
Broadcast Solutions	$11,978	$1,744	$13,722
Enterprise Connectivity Solutions	99	93	192
Industrial Connectivity Solutions	—	118	118
Industrial IT Solutions	—	54	54
Network Security Solutions	—	57	57
Total	$12,077	$2,066	$14,143
Nine Months Ended October 2, 2016
Broadcast Solutions	$(865)	$6,736	$5,871
Enterprise Connectivity Solutions	55	7,225	7,280
Industrial Connectivity Solutions	1,961	6,021	7,982
Industrial IT Solutions	3,734	2,176	5,910
Network Security Solutions	—	29	29
Total	$4,885	$22,187	$27,072
Nine Months Ended September 27, 2015
Broadcast Solutions	$12,691	$15,852	$28,543
Enterprise Connectivity Solutions	171	661	832
Industrial Connectivity Solutions	967	2,087	3,054
Industrial IT Solutions	(740)	742	2
Network Security Solutions	—	1,102	1,102
Total	$13,089	$20,444	$33,533
Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended October 2, 2016, $2.9 million, $9.9 million, and $0.0 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended September 27, 2015, $3.2 million, $9.3 million, and $1.6 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
Of the total severance, restructuring, and acquisition integration costs recognized in the nine months ended October 2, 2016, $6.8 million, $19.6 million, and $0.7 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the nine months ended September 27, 2015, $6.3 million, $23.8 million, and $3.4 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
The other restructuring and integration costs primarily consisted of non-cash pension settlement charges due in part to our restructuring activities as well as equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other cash restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
Accrued Severance
The table below sets forth the activity that occurred for the programs described above with significant severance costs. The balances are included in accrued liabilities.

	Grass Valley Restructuring	Industrial Restructuring

	(In thousands)
Balance at December 31, 2015	$12,076	$2,947
New charges	886	2,919
Cash payments	(4,404)	(1,967)
Foreign currency translation	167	94
Other adjustments	(1,528)	—
Balance at April 3, 2016	$7,197	$3,993
New charges	251	1,489
Cash payments	(3,356)	(1,685)
Foreign currency translation	(13)	(42)
Other adjustments	(360)	—
Balance at July 3, 2016	$3,719	$3,755
New charges	148	1,287
Cash payments	(1,945)	(743)
Foreign currency translation	32	51
Other adjustments	(262)	—
Balance at October 2, 2016	$1,692	$4,350
The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken. We expect the majority of the liabilities for these programs to be paid in the fourth quarter of 2016.
Note 8:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	October 2, 2016	December 31, 2015

	(In thousands)
Revolving credit agreement due 2018	$—	$50,000
Variable rate term loan due 2020	242,152	243,965
Senior subordinated notes:
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	568,449	553,835
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221
Total senior subordinated notes	1,473,670	1,459,056
Total gross debt and other borrowing arrangements	1,715,822	1,753,021
Less unamortized debt issuance costs	(22,390)	(25,239)
Total net debt and other borrowing arrangements	1,693,432	1,727,782
Less current maturities of Term Loan	(2,500)	(2,500)
Long-term debt	$1,690,932	$1,725,282
Revolving Credit Agreement due 2018
Our revolving credit agreement provides a $400.0 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire. During the fourth quarter of 2015 and first quarter of 2016, we repaid $150.0 million and $50.0 million, respectively, of the Revolver borrowings. As of October 2, 2016, we had no borrowings outstanding on our revolver, and our available borrowing capacity was $275.1 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25% - 1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.
Variable Rate Term Loan due 2020
In 2013, we borrowed $250.0 million under a Term Loan Credit Agreement (the Term Loan). The Term Loan is secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan are scheduled to mature in 2020 and require quarterly amortization payments of approximately $0.6 million. Interest under the Term Loan is variable, based upon the three-month LIBOR plus an applicable spread. The interest rate as of October 2, 2016 was 5.00%. We paid off the Term Loan in the fourth quarter of 2016. See Note 13 for further discussion.
Senior Subordinated Notes
We have outstanding $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries.The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2023, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €500.0 million aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). The carrying value of the 2023 Notes as of October 2, 2016 is $568.4 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
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
We have outstanding $5.2 million aggregate principal amount of our senior subordinated notes due 2019 (the 2019 Notes). The 2019 Notes have a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The interest on the 2019 Notes is payable semiannually on June 15 and December 15. The 2019 notes are guaranteed on a senior subordinated basis by certain of our subsidiaries.The notes rank equal in right of payment with our senior subordinated notes due 2024, 2023, and 2022, and with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Term Loan and Revolver.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of October 2, 2016 was approximately $1,524.7 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,473.7 million as of October 2, 2016. We believe the fair value of our Term Loan approximates book value.

Note 9:  Income Taxes
We recognized income tax expense of $2.9 million for the three months ended October 2, 2016, representing an effective tax rate of 7.5% . We recognized an income tax benefit of $0.5 million for the nine months ended October 2, 2016, representing an effective tax rate of (0.6%). The effective tax rates were impacted by the following significant factors:

•
We recognized $2.9 million and $11.0 million of tax benefit in the three and nine months ended October 2, 2016, respectively, as the result of securing a significant tax deduction for a foreign currency loss by implementing several transactions related to our international tax structure.

•
We also recognized a $7.0 million tax benefit in the nine months ended October 2, 2016 for the reduction of deferred tax liabilities related to a previously completed acquisition. As part of an implemented tax planning strategy, we secured a Private Letter Ruling from the Internal Revenue Service that effectively increased the tax basis in the acquired assets to the full fair value. Accordingly, a book-tax difference was eliminated, and we reversed deferred tax liabilities previously recorded, resulting in the tax benefit.

•
In the three and nine months ended October 2, 2016, we recognized tax benefits of $2.2 million and $6.0 million, respectively, as a result of reducing a deferred tax valuation allowance related to net operating loss carryforwards in a foreign jurisdiction. Based on certain restructuring transactions in the nine months ended October 2, 2016, the net operating loss carryforwards are expected to be realizable.

The tax benefits described above for the nine months ended October 2, 2016 were partially offset by a $2.7 million tax expense to record a liability for uncertain tax positions in one of our foreign jurisdictions.
We recognized income tax benefits of $5.7 million and $7.3 million for the three and nine months ended September 27, 2015, respectively, representing effective tax rates of (63.0%) and (77.2%), respectively. A significant factor impacting the income tax benefit for the nine months ended September 27, 2015 was the recognition of a $1.5 million tax benefit as a result of reducing a deferred tax asset valuation allowance related to a capital loss carryforward. Based on transactions in the nine months ended September 27, 2015, the capital loss carryforward became fully realizable. In addition, our effective tax rate in 2015 benefited from a tax planning strategy that allowed us to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions.
Note 10:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

	(In thousands)
Service cost	$1,282	$1,344	$11	$11
Interest cost	2,202	2,164	305	274
Expected return on plan assets	(2,931)	(3,202)	—	—
Amortization of prior service credit	(11)	(15)	(11)	(16)
Actuarial losses	659	1,349	29	107
Settlement loss	7,385	—	—	—
Net periodic benefit cost	$8,586	$1,640	$334	$376
Nine Months Ended
Service cost	$4,118	$4,562	$40	$43
Interest cost	7,020	6,909	1,152	1,076
Expected return on plan assets	(9,339)	(9,515)	—	—
Amortization of prior service credit	(29)	(41)	(33)	(66)
Actuarial losses	2,067	3,923	260	359
Settlement loss	7,385	—	—	—
Net periodic benefit cost	$11,222	$5,838	$1,419	$1,412

Note 11:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

	(In thousands)
Net income	$35,565	$14,569	$93,740	$16,524
Foreign currency translation loss, net of $0.4 million, $2.1 million, $1.5 million, and $0.0 million tax, respectively	(8,762)	(25,249)	(9,855)	(15,056)
Adjustments to pension and postretirement liability, net of $3.1 million, $0.5 million, $3.7 million, and $1.6 million tax, respectively	4,952	877	5,934	2,568
Total comprehensive income (loss)	$31,755	$(9,803)	$89,819	$4,036
Less: Comprehensive loss attributable to noncontrolling interest	(91)	—	(318)	—
Comprehensive income (loss) attributable to Belden	$31,846	$(9,803)	$90,137	$4,036

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2015	$(23,411)	$(35,576)	$(58,987)
Other comprehensive loss attributable to Belden before reclassifications	(9,823)	—	(9,823)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,934	5,934
Net current period other comprehensive loss attributable to Belden	(9,823)	5,934	(3,889)
Balance at October 2, 2016	$(33,234)	$(29,642)	$(62,876)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended October 2, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Settlement loss	$7,385	(1)
Actuarial losses	2,327	(1)
Prior service credit	(62)	(1)
Total before tax	9,650
Tax benefit	(3,716)
Net of tax	$5,934
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 10).

Note 12:  Preferred Stock
On July 26, 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. We intend to use the proceeds for general corporate purposes. During the three and nine months ended October 2, 2016, the Preferred Stock accrued $6.7 million of dividends. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness.
Note 13:  Subsequent Events
On October 10, 2016, we completed an offering for €200.0 million ($222.2 million) aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2023, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year, beginning on April 15, 2017. The proceeds from the debt issuance were used to pay off the variable rate term loan due 2020, for which we will recognize a $2.2 million loss on debt extinguishment during the fourth quarter of 2016.
On July 5, 2011, our wholly-owned subsidiary, PPC Broadband, Inc. (PPC), filed an action for patent infringement against Corning Optical Communications RF LLC (Corning). The Complaint alleged that Corning infringed two of PPC’s patents.  On July 23, 2015, a jury found that Corning willfully infringed both patents and awarded damages in the amount of $23.9 million.  On November 3, 2016, following a series of post-trial motions, the trial judge issued a ruling granting us enhanced damages of $47.7 million plus a yet-to-be-determined amount of pre-judgment interest. We have not recorded any amounts in our consolidated financial statements related to this matter, as Corning may appeal the ruling.

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
Long-Term Debt and Equity
During the first quarter of 2016, we repaid $50.0 million of the Revolver borrowings. As of October 2, 2016, we had no borrowings outstanding on our revolver, and our available borrowing capacity was $275.1 million.
During the third quarter of 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The net proceeds from this offering were approximately $501 million. We intend to use the proceeds for general corporate purposes. During the three and nine months ended October 2, 2016, the Preferred Stock accrued $6.7 million of dividends.
Productivity Improvement Programs
Industrial Restructuring Program
Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to negatively impact our industrial segments’ sales volume. In response to these industrial market conditions, we began to execute a restructuring program in the fourth quarter of 2015 to reduce our cost structure. We recognized $2.6 million and $8.4 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. We do not expect to incur any more restructuring costs for this program. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we began to realize in the first quarter of 2016.
Industrial Manufacturing Footprint Program
In further response to the industrial market conditions described above, in the first quarter of 2016 we began a program to further consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed by the end of 2017. We recognized $10.0 million and $12.5 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. The costs were incurred by the Enterprise and Industrial Connectivity segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $5 million and $15 million of additional severance and other restructuring costs for this program in 2016 and 2017, respectively. We expect the program to generate approximately $10 million of savings on an annualized basis, beginning in the second half of 2017.

Grass Valley Restructuring Program
Our Broadcast segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third quarter of 2015 to further reduce our cost structure. We recognized $0.1 million and $5.1 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. We expect to incur approximately $1 million of additional severance and other restructuring costs for this program in the fourth quarter of 2016. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth quarter of 2015.
Productivity Improvement Program and Acquisition Integration
In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. We substantially completed the productivity improvement program and the acquisition integration activities in 2015. In the three and nine months ended September 27, 2015, we recorded severance, restructuring, and integration costs of $0.1 million and $19.5 million, respectively, related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. In the three and nine months ended October 2, 2016, we recognized $0.1 million and $1.1 million of costs, respectively, primarily related to our 2016 acquisition of M2FX.
United Kingdom Referendum
The United Kingdom’s (the UK’s) June 2016 vote in favor of exiting the European Union (the EU) adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our UK operations to be translated into fewer U.S. dollars. For the nine months ended October 2, 2016, approximately 3% of our revenues were to customers located in the UK. In the longer term, any impact on our results of operations from the potential exit of the UK from the EU will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations between the UK and the EU.
Subsequent Event
On October 10, 2016, we completed an offering for €200.0 million ($222.2 million) aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The proceeds from the debt issuance were used to pay off the variable rate term loan due 2020, for which we will recognize a $2.2 million loss on debt extinguishment in the fourth quarter of 2016.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the nine months ended October 2, 2016:

•	We did not change any of our existing critical accounting policies from those listed in our 2015 Annual Report on Form 10-K;

•
No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations
Consolidated Income from Continuing Operations before Taxes

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change

	(In thousands, except percentages)
Revenues	$601,109	$579,266	3.8%	$1,744,237	$1,711,978	1.9%
Gross profit	245,962	226,131	8.8%	719,210	668,056	7.7%
Selling, general and administrative expenses	(126,662)	(127,792)	(0.9)%	(372,125)	(395,424)	(5.9)%
Research and development	(33,512)	(38,168)	(12.2)%	(106,297)	(110,999)	(4.2)%
Amortization of intangibles	(23,808)	(25,669)	(7.2)%	(75,603)	(78,090)	(3.2)%
Operating income	61,980	34,502	79.6%	165,185	83,543	97.7%
Interest expense, net	(23,513)	(25,416)	(7.5)%	(71,958)	(74,031)	(2.8)%
Income from continuing operations before taxes	38,467	9,086	323.4%	93,227	9,512	880.1%
Revenues increased in the three and nine months ended October 2, 2016 from the comparable periods of 2015 due to the following factors:

•	Increases in unit sales volume resulted in increases in revenues of $25.0 million and $66.0 million, respectively. Volume growth was the strongest in our broadcast and enterprise markets.

•	Acquisitions contributed $1.8 million and $5.4 million of revenues, respectively.

•	Lower copper costs resulted in revenue decreases of $4.1 million and $26.1 million, respectively.

•	Unfavorable currency translation resulted in revenue decreases of $0.9 million and $13.1 million, respectively.
Gross profit increased in the three and nine months ended October 2, 2016 from the comparable periods of 2015 due to the increases in sales volume noted above and improved productivity as a result of our restructuring actions. The increases in productivity and sales volume that led to increases in gross profit were most notable in our Broadcast and Enterprise segments.
Selling, general and administrative expenses decreased in the three months ended October 2, 2016 from the comparable period of 2015 primarily due to improved productivity as a result of our restructuring actions. Additionally, favorable currency translation resulted in a $0.7 million decrease in expense. These factors were partially offset by a $0.6 million increase in severance, restructuring and acquisition integration costs.
Selling, general and administrative expenses decreased in the nine months ended October 2, 2016 from the comparable period of 2015 primarily due to $9.2 million of compensation expense that we recognized in the prior year as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition. In addition, favorable currency translation resulted in a $4.3 million decrease in selling, general and administrative expenses. The remaining decrease was due to improved productivity from our restructuring actions.
Operating income increased in both the three and nine months ended October 2, 2016 from the comparable periods of 2015 primarily due to the increases in gross profit and decreases in selling, general and administrative expenses discussed above. Favorable currency translation contributed $0.9 million and $6.4 million of the increase in operating income, respectively.
Income before taxes increased in both the three and nine months ended October 2, 2016 from the comparable periods of 2015 primarily due to the increases in operating income discussed above.

Income Taxes

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change

	(In thousands, except percentages)
Income from continuing operations before taxes	$38,467	$9,086	323.4%	$93,227	$9,512	880.1%
Income tax benefit (expense)	(2,902)	5,725	(150.7)%	513	7,340	(93.0)%
Effective tax rate	7.5%	(63.0)%		(0.6)%	(77.2)%
We recognized income tax expense of $2.9 million for the three months ended October 2, 2016, representing an effective tax rate of 7.5% . We recognized an income tax benefit of $0.5 million for the nine months ended October 2, 2016, representing an effective tax rate of (0.6%). The effective tax rates were impacted by the following significant factors:

•
We recognized $2.9 million and $11.0 million of tax benefit in the three and nine months ended October 2, 2016, respectively, as the result of securing a significant tax deduction for a foreign currency loss by implementing several transactions related to our international tax structure.

•
We also recognized a $7.0 million tax benefit in the nine months ended October 2, 2016 for the reduction of deferred tax liabilities related to a previously completed acquisition. As part of an implemented tax planning strategy, we secured a Private Letter Ruling from the Internal Revenue Service that effectively increased the tax basis in the acquired assets to the full fair value. Accordingly, a book-tax difference was eliminated, and we reversed deferred tax liabilities previously recorded, resulting in the tax benefit.

•
In the three and nine months ended October 2, 2016, we recognized tax benefits of $2.2 million and $6.0 million, respectively, as a result of reducing a deferred tax valuation allowance related to net operating loss carryforwards in a foreign jurisdiction. Based on certain restructuring transactions in the nine months ended October 2, 2016, the net operating loss carryforwards are expected to be realizable.

The tax benefits described above for the nine months ended October 2, 2016 were partially offset by a $2.7 million tax expense to record a liability for uncertain tax positions in one of our foreign jurisdictions.
We recognized income tax benefits of $5.7 million and $7.3 million for the three and nine months ended September 27, 2015, respectively, representing effective tax rates of (63.0%) and (77.2%), respectively. A significant factor impacting the income tax benefit for the nine months ended September 27, 2015 was the recognition of a $1.5 million tax benefit as a result of reducing a deferred tax asset valuation allowance related to a capital loss carryforward. Based on transactions in the nine months ended September 27, 2015, the capital loss carryforward became fully realizable. In addition, our effective tax rate in 2015 benefited from a tax planning strategy that allowed us to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions.
Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $9.0 million and $2.0 million for the nine months ended October 2, 2016 and September 27, 2015, respectively.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change

	(In thousands, except percentages)
Adjusted Revenues	$602,468	$590,115	2.1%	$1,749,649	$1,758,079	(0.5)%
Adjusted EBITDA	111,545	97,460	14.5%	308,720	286,065	7.9%
as a percent of adjusted revenues	18.5%	16.5%		17.6%	16.3%
Adjusted Revenues increased in the three months ended October 2, 2016 and decreased in the nine months ended October 2, 2016 from the comparable periods of 2015 due to the following factors:

•	Increases in unit sales volume resulted in increases in revenues of $15.6 million and $25.4 million, respectively. Volume growth was the strongest in our broadcast and enterprise markets.

•	The acquisition of M2FX contributed $1.8 million and $5.4 million of revenues, respectively.

•	Lower copper costs resulted in revenue decreases of $4.1 million and $26.1 million, respectively.

•	Unfavorable currency translation resulted in revenue decreases of $0.9 million and $13.1 million, respectively.

Adjusted EBITDA increased in the three and nine months ended October 2, 2016 from the comparable periods of 2015 primarily due to leverage on higher sales volume, as discussed above. Additionally, adjusted EBITDA increased due to improved productivity as a result of our restructuring actions. Further, favorable currency translation resulted in increases in Adjusted EBITDA of $1.5 million and $4.3 million, respectively. Accordingly, EBITDA margins for the three and nine months ended October 2, 2016 expanded to 18.5% and 17.6%, respectively.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

	(In thousands, except percentages)
GAAP revenues	$601,109	$579,266	$1,744,237	$1,711,978
Deferred revenue adjustments (1)	1,359	10,849	5,412	46,101
Adjusted revenues	$602,468	$590,115	$1,749,649	$1,758,079
GAAP net income attributable to Belden	$35,653	$14,569	$94,026	$16,524
Interest expense, net	23,513	25,416	71,958	74,031
Loss from discontinued operations	—	242	—	242
Loss from disposal of discontinued operations	—	—	—	86
Noncontrolling interest	(88)	—	(286)	—
Income tax expense (benefit)	2,902	(5,725)	(513)	(7,340)
Amortization of intangible assets	23,808	25,669	75,603	78,090
Deferred gross profit adjustments (1)	1,359	11,328	5,412	46,426
Severance, restructuring, and acquisition integration costs (2)	12,795	14,143	27,072	33,533
Purchase accounting effects related to acquisitions (3)	—	—	195	9,422
Depreciation expense	11,603	11,818	35,253	35,051
Adjusted EBITDA	$111,545	$97,460	$308,720	$286,065
GAAP net income margin	5.9%	2.5%	5.4%	1.0%
Adjusted EBITDA margin	18.5%	16.5%	17.6%	16.3%
(1) For both the nine months ended October 2, 2016 and September 27, 2015, both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our 2015 acquisition of Tripwire.
(2) See Note 7 to the Condensed Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the nine months ended October 2, 2016, we recognized $0.2 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of M2FX. For the nine months ended September 27, 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast.
Segment Results of Operations
For additional information regarding our segment measures, see Note 3 to the Condensed Consolidated Financial Statements.
Broadcast Solutions

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change

	(In thousands, except percentages)
Segment Revenues	$196,173	$186,722	5.1%	$560,966	$538,145	4.2%
Segment EBITDA	36,545	27,369	33.5%	89,317	73,374	21.7%
as a percent of segment revenues	18.6%	14.7%		15.9%	13.6%
Broadcast revenues increased in both the three and nine months ended October 2, 2016 from the comparable periods of 2015 due to increases in unit sales volume of $8.4 million and $22.2 million, respectively. Sales of our broadcast infrastructure products benefited from a more stable U.S. dollar as well as increased domestic advertising spending by broadcasters and their customers. The increase in volume was most notable outside of the United States. Sales of our broadband connectivity products benefited from continued capital investments by our customers to meet consumer demand for increased bandwidth. The acquisition of M2FX contributed $1.8 million and $5.4 million of revenues, respectively. These factors were partially offset by unfavorable currency translation, which resulted in decreases in revenues of $0.7 million and $4.7 million, respectively.

Broadcast EBITDA increased in the three and nine months ended October 2, 2016 from the comparable periods of 2015 primarily due to leverage on the increases in revenues discussed above. Additionally, EBITDA increased due to improved productivity as a result of our restructuring actions and acquisition integration activities. Accordingly, Broadcast EBITDA margins increased to 18.6% and 15.9% for the three and nine months ended October 2, 2016, respectively.
Enterprise Connectivity Solutions

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change

	(In thousands, except percentages)
Segment Revenues	$156,658	$155,148	1.0%	$452,951	$458,756	(1.3)%
Segment EBITDA	27,294	25,705	6.2%	80,605	75,506	6.8%
as a percent of segment revenues	17.4%	16.6%		17.8%	16.5%
Enterprise Connectivity revenues increased in the three months ended October 2, 2016 from the comparable period of 2015 due to increases in unit sales volume, which contributed $4.1 million to the increase in revenues. We believe sales volume benefited from market share gains due to the execution of our Market Delivery System. Revenue growth was most notable in the U.S., Canada, and Asia. The growth in volume was partially offset by lower copper costs and unfavorable currency translation of $2.1 million and $0.5 million, respectively.
Enterprise Connectivity revenues decreased in the nine months ended October 2, 2016 from the comparable period of 2015. Lower copper costs and unfavorable currency translation resulted in revenue decreases of $11.7 million and $4.0 million, respectively. These factors were partially offset by increases in unit sales volume, which resulted in revenue growth of $9.9 million. The increase in sales volume is primarily attributable to share capture.
Enterprise Connectivity EBITDA increased in both the three and nine months ended October 2, 2016 from the comparable periods of 2015 due to leverage on the higher sales volume discussed above. EBITDA also increased due to favorable currency translation of $1.0 million and $3.3 million in the three and nine months ended October 2, 2016, respectively. Accordingly, EBITDA margins improved to 17.4% and 17.8%, respectively.
Industrial Connectivity Solutions

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change

	(In thousands, except percentages)
Segment Revenues	$149,847	$147,702	1.5%	$438,746	$461,549	(4.9)%
Segment EBITDA	23,649	23,225	1.8%	73,700	76,078	(3.1)%
as a percent of segment revenues	15.8%	15.7%		16.8%	16.5%
Industrial Connectivity revenues increased $2.1 million in the three months ended October 2, 2016 from the comparable period of 2015. Increases in unit sales volume and favorable currency translation resulted in revenue growth of $4.0 million and $0.1 million, respectively. These factors were partially offset by lower copper costs, which resulted in a $2.0 million decline in revenues.
Industrial Connectivity revenues decreased in the nine months ended October 2, 2016 from the comparable period of 2015 due to lower copper costs, unfavorable currency translation, and decreases in unit sales volume, which resulted in revenue decreases of $14.2 million, $4.6 million, and $4.0 million, respectively. The decline in sales volume stems from the impact of lower energy prices, which result in lower capital spending for industrial projects. Sales volume was most notably down in Latin America.
Industrial Connectivity EBITDA margins increased in the three and nine months ended October 2, 2016 from the comparable periods of 2015 primarily due to productivity improvements resulting from our restructuring actions, coupled with the revenue growth in the third quarter of 2016.

Industrial IT Solutions

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change

	(In thousands, except percentages)
Segment Revenues	$60,168	$59,184	1.7%	$176,560	$181,527	(2.7)%
Segment EBITDA	12,771	10,466	22.0%	34,056	31,731	7.3%
as a percent of segment revenues	21.2%	17.7%		19.3%	17.5%
Industrial IT revenues increased $1.0 million in the three months ended October 2, 2016 from the comparable period of 2015 due to increases in unit sales volume. Industrial IT EBITDA increased by $2.3 million due to the leverage on the higher sales volume and improved productivity. Favorable currency translation contributed $0.1 million of the increase in EBITDA. Accordingly, EBITDA margins increased from 17.7% for the three months ended September 27, 2015 to 21.2% for the three months ended October 2, 2016.
Industrial IT revenues decreased in the nine months ended October 2, 2016 from the comparable period of 2015 primarily due to a decrease in unit sales volume of $4.7 million. The sales volume declines stemmed from the impact of lower energy prices, which result in lower capital spending for industrial projects. Unfavorable currency translation resulted in a decrease in revenues of $0.3 million. Despite the decrease in revenues for the nine months ended October 2, 2016, Industrial IT EBITDA increased by $2.3 million from the comparable period of 2015, due to improved productivity as a result of restructuring actions.
Network Security Solutions

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change

	(In thousands, except percentages)
Segment Revenues	$39,622	$41,359	(4.2)%	$120,426	$118,102	2.0%
Segment EBITDA	11,677	11,240	3.9%	32,659	29,913	9.2%
as a percent of segment revenues	29.5%	27.2%		27.1%	25.3%
Network Security revenues decreased in the three months ended October 2, 2016 from the comparable period of 2015 by $1.7 million due to a decline in unit sales volume. For the nine months ended October 2, 2016, revenues increased by $2.3 million due to a $2.1 million increase in sales volume and $0.2 million of favorable currency translation.
Network Security EBITDA increased by $0.4 million from the comparable period of 2015, due to improved productivity.  EBITDA for the nine months ended October 2, 2016 increased by $2.7 million, due to both leverage on the increase in revenues and improved productivity. EBITDA margins expanded to 29.5% and 27.1% for the three and nine months ended October 2, 2016, respectively.
Discontinued Operations
In the nine months ended September 27, 2015, we recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations for a final escrow settlement related to the 2010 disposition of Trapeze Networks, Inc. Additionally, in both the three and nine months ended September 27, 2015, we recognized a $0.2 million net loss from discontinued operations for income tax expense related to this disposed business.

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
The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	October 2, 2016	September 27, 2015

	(In thousands)
Net cash provided by (used for):
Operating activities	$146,806	$91,981
Investing activities	(54,594)	(730,779)
Financing activities	438,637	146,215
Effects of currency exchange rate changes on cash and cash equivalents	705	(6,682)
Increase (decrease) in cash and cash equivalents	531,554	(499,265)
Cash and cash equivalents, beginning of period	216,751	741,162
Cash and cash equivalents, end of period	$748,305	$241,897
Net cash provided by operating activities totaled $146.8 million for the nine months ended October 2, 2016, compared to $92.0 million for the comparable period of 2015. This $54.8 million improvement was primarily due to an increase in net income of $77.2 million partially offset by a $24.7 million deterioration in operating assets and liabilities, which was driven primarily from a decrease in accrued liabilities.
Net cash used for investing activities totaled $54.6 million for the nine months ended October 2, 2016, compared to $730.8 million for the comparable period of 2015. Investing activities for the nine months ended October 2, 2016 included payments, net of cash acquired, for the acquisition of M2FX of $15.3 million, and payments of $2.5 million related to our 2015 acquisition of Tripwire that had previously been deferred. Investing activities for the nine months ended October 2, 2016 also included capital expenditures of $36.1 million. Investing activities for the nine months ended September 27, 2015 included payments for acquisitions, net of cash acquired, of $695.3 million and capital expenditures of $39.1 million.
Net cash provided by financing activities for the nine months ended October 2, 2016 totaled $438.6 million, compared to $146.2 million for the nine months ended September 27, 2015. Financing activities for the nine months ended October 2, 2016 included net proceeds from the issuance of preferred stock of $501.5 million, payments under borrowing arrangements of $51.9 million, cash dividend payments of $6.3 million, and net payments related to share based compensation activities of $4.7 million. Financing activities for the nine months ended September 27, 2015 included borrowings of $200.0 million to partially fund the acquisition of Tripwire, payments under our share repurchase program of $39.1 million, net payments related to share based compensation activities of $6.5 million, and cash dividend payments of $6.4 million.
Our cash and cash equivalents balance was $748.3 million as of October 2, 2016. Of this amount, $144.5 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of October 2, 2016 consisted of $1.5 billion of senior subordinated notes and $242.2 million of term loan borrowings. Additional discussion regarding our various borrowing arrangements is included in Note 8 and Note 13 to the Condensed Consolidated Financial Statements. As of October 2, 2016, we had $275.1 million in available borrowing capacity under our Revolver.

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
For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016 and our Current Report on Form 8-K filed on May 31, 2016. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of October 2, 2016.

	Principal Amount by Expected Maturity			Fair
	2016	Thereafter	Total	Value

	(In thousands, except interest rates)
Variable-rate term loan due 2020	$625	$241,527	$242,152	$242,152
Average interest rate	5.00%	5.00%
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$729,750
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$568,449	$568,449	$586,689
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2024	$—	$200,000	$200,000	$203,000
Average interest rate		5.25%
Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,221
Average interest rate		9.25%
Total			$1,715,822	$1,766,812
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

PART II OTHER INFORMATION
Item 1:        Legal Proceedings
PPC Broadband, Inc. v. Corning Optical Communications RF, LLC (U.S. Dist. Ct., N.D.N.Y. Civil Action No. 5:11-cv-00761-GLS-DEP)—On July 5, 2011, the Company’s wholly-owned subsidiary, PPC Broadband, Inc. (f/k/a John Mezzalingua Associates, Inc., d/b/a PPC) (“PPC”), filed an action for patent infringement in the U.S. District Court for the Northern District of New York against Corning Optical Communications RF LLC (f/k/a Corning Gilbert, Inc.) (“Corning”). The Complaint alleged that Corning infringed two of PPC’s patents – U.S. Patent Nos. 6,558,194 and 6,848,940 – each entitled “Connector and Method of Operation.” On July 23, 2015, a jury found that Corning willfully infringed both patents and awarded damages in the amount of $23.9 million.  On November 3, 2016, following a series of post-trial motions, the trial judge issued a ruling granting us enhanced damages of $47.7 million plus a yet-to-be-determined amount of pre-judgment interest. We have not recorded any amounts in our consolidated financial statements related to this matter, as Corning may appeal the ruling.
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

BELDEN INC.

Date:	November 7, 2016	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer and Director

Date:	November 7, 2016	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	November 7, 2016	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer