Form 10-K
period 2016-12-31
BELDEN INC.
filed 2017-02-17
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
At July 3, 2016, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $2,211,134,622 based on the closing price ($59.59) of such stock on such date.
There were 42,182,613 shares of registrant’s Common Stock outstanding on February 14, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2016 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

PART I

Item 1.        Business
General
Belden Inc. (Belden, the Company, us, we, or our) is an innovative signal transmission solutions company built around five global business platforms – Broadcast Solutions, Enterprise Connectivity Solutions, Industrial Connectivity Solutions, Industrial IT Solutions, and Network Security Solutions. Each of the global business platforms represents a reportable segment. Financial information about our segments appears in Note 6 to the Consolidated Financial Statements.
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

•
Cash Generation—Our pursuit of operational excellence results in the generation of significant cash flow. We generated cash flows from operating activities of $314.8 million, $241.5 million, and $200.9 million in 2016, 2015, and 2014, respectively.

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

Segments
We operate our business under the following segments:

	Percentage of Segment Revenues (1)
	2016	2015	2014
Broadcast Solutions	32.6%	31.4%	32.6%
Enterprise Connectivity Solutions	25.6%	25.7%	27.0%
Industrial Connectivity Solutions	24.8%	25.6%	29.4%
Industrial IT Solutions	10.0%	10.3%	11.0%
Network Security Solutions	7.0%	7.0%	n/a

(1)	See Note 6 to the Consolidated Financial Statements for additional information regarding our segment measures.
Broadcast
The Broadcast Solutions (Broadcast) segment is a leading provider of production, distribution, and connectivity systems for television broadcast, cable, satellite, and IPTV industries. We target end-use customers in markets such as outside broadcast, sport venues, broadcast studios, and cable, broadband, satellite, and telecommunications service providers. Our products are used in a variety of applications, including live production signal management, program playout for broadcasters, monitoring for pay-TV operators, and broadband connectivity. Broadcast products and solutions include camera solutions, production switchers, server and storage systems for instant replay applications, interfaces and routers, monitoring systems, in-home network systems, playout systems, outside plant connectivity products, and other cable and connectivity products.

Our hardware and software solutions for the broadcast infrastructure industry span the full breadth of television operations, including creation, playout, and delivery. Many of our broadcast infrastructure solutions are designed for live content creation, which is viewed as a growth opportunity for the segment. For the broadband distribution industry, we manufacture flexible, copper-clad coaxial cable and associated connector products for the high-speed transmission of data, sound, and video (broadband) that are used for the “drop” section of cable television (CATV) systems and satellite direct broadcast systems. Our connectivity solutions include several major product categories: coax connector products that allow for connections from the provider network to the subscribers’ devices; hardline connectors that allow service providers to distribute their services within a city, a town, or a neighborhood; fiber optic micro duct products to support FTTx networks; entry devices that serve to manage and remove network signal noise that could impair performance for the subscriber; and traps and filtering devices that allow service providers to control the signals that are transmitted to the subscriber. Our portfolio of broadband distribution products is well positioned for growth opportunities as broadband consumption continues to increase both in developed and emerging markets.

Broadcast products are sold through a variety of channels, including: broadcast specialty distributors; audio systems installers; directly to the major television networks including ABC, CBS, Fox, and NBC; directly to broadband service providers, including Comcast, DirectTV, and Charter Spectrum directly to specialty system integrators; directly to OEMs; and other distributors.

Enterprise
The Enterprise Connectivity Solutions (Enterprise) segment is a leading provider in network infrastructure solutions, as well as cabling and connectivity solutions for broadcast, commercial audio/video, and security applications. We serve customers in markets such as healthcare, education, financial, government, and corporate enterprises, as well as end-markets, including sport venues, broadcast studios, and academias. Enterprise product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, and racks and enclosures. Our products are used in applications such as local area networks, data centers, access control, and building automation. Enterprise provides true end-to-end copper and fiber network systems to include cable, assemblies, interconnect panels, and enclosures. Our products are also used in a variety of applications, including live production and performance, video display and digital signage, corporate communications, and life safety.  Our high-performance solutions support all networking protocols up to and including 100G+ Ethernet technologies. Enterprise’s innovative products can deliver data in addition to power over Ethernet, which meets the higher performance requirements driven by the increasing number of connections in smart buildings. Enterprise products also include intelligent power, cooling, and airflow management for mission-critical data center operations. The Enterprise product portfolio is designed to support Internet Protocol convergence, the increased use of wireless communications, and cloud-based data centers by our customers. Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.
Industrial Connectivity
The Industrial Connectivity Solutions (Industrial Connectivity) segment is a leading provider of high performance networking components and machine connectivity products. Industrial Connectivity products include physical network and fieldbus infrastructure components and on-machine connectivity systems customized to end user and OEM needs. Products are designed to provide reliability and confidence of performance for a wide range of industrial automation applications. Our mix of business by end market includes discrete manufacturing (65% of 2016 revenues); process, including oil and gas (24%); energy (7%); and transportation (4%). Our products are used in applications such as network and fieldbus infrastructure; sensor and actuator connectivity; power, control, and data transmission; and mobile machines. Industrial Connectivity products include solutions such as industrial and input/output (I/O) connectors, industrial cables, IP and networking cables, I/O modules, distribution boxes, ruggedized controls and sensors, customer specific wiring solutions, and load-moment indicator systems as well as controllers and sensors for the mobile crane market.
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
Industrial IT
The Industrial IT Solutions (Industrial IT) segment provides mission-critical networking systems that provide the end-users with the highest confidence of reliability, availability, and security. Our mix of business by end market includes discrete manufacturing (25% of 2016 revenues); process, including oil and gas (30%); energy (27%); and transportation (18%). Industrial IT products include security devices, Ethernet switches and related equipment, routers and gateways, network management software, and wireless systems. Our Industrial Ethernet switches and related equipment can be both rail-mounted and rack-mounted, and are used for factory automation, power generation and distribution, process automation, and large-scale infrastructure projects such as bridges, wind farms, and airport runways. Rail-mounted switches are designed to withstand harsh conditions including electronic interference and mechanical stresses. The Industrial IT product portfolio supports the continued deployment of Industrial Ethernet technology throughout industrial manufacturing processes.
Industrial IT products are sold directly to end-use customers, directly to OEMs, and through distributors.

Network Security Solutions

The Network Security Solutions (Network Security) segment provides foundational controls for protecting enterprises against cyberattacks, automating IT regulatory compliance and improving operational efficiency. Network Security provides software and services that protect against cyberattacks and data breaches with integrated security controls that discover assets, harden configurations, identify vulnerabilities and detect threats. We target end-use customers in markets such as industrial (including utilities and energy), enterprise (including finance, insurance, technology, communications, retail, and healthcare), and government. The Network Security product portfolio of enterprise-class security solutions includes configuration and policy management, file integrity monitoring, vulnerability management and log intelligence.

Network Security products are sold directly to end-use customers.
See Note 6 to the Consolidated Financial Statements for additional information regarding our segments.
Acquisitions
A key part of our business strategy includes acquiring companies to support our growth and product portfolio. Our acquisition strategy is based upon targeting leading companies that offer innovative products and strong brands. We utilize a disciplined approach to acquisitions based on product and market opportunities. When we identify acquisition candidates, we conduct rigorous financial and cultural analyses to make certain that they meet both our strategic plan targets and our goal for return on invested capital of 13-15%.
We have completed a number of acquisitions in recent years as part of this strategy. Most recently, on January 7, 2016, we acquired M2FX Limited (M2FX), a manufacturer of fiber optic cable and fiber protection solutions for broadband and telecommunications networks. The results of M2FX are included in our Broadcast segment.
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

Customers
We sell to distributors, OEMs, installers, and end-users. Sales to the distributor Anixter International Inc. represented approximately 12% of our consolidated revenues in 2016. No other customer accounted for more than 10% of our revenues in 2016.
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
International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Brazil, Canada, China, Japan, Mexico, and St. Kitts, as well as in various countries in Europe. During 2016, approximately 45% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.
Financial information for Belden by country is shown in Note 6 to the Consolidated Financial Statements.
Competition
We face substantial competition in our major markets. The number and size of our competitors vary depending on the product line and segment. Some multinational competitors have greater financial, engineering, manufacturing, and marketing resources than we have. There are also many regional competitors that have more limited product offerings.
The markets in which we operate can be generally categorized as highly competitive with many players. In order to maximize our competitive advantages, we manage our product portfolio to capitalize on secular trends and high-growth applications in those markets. Based on available data for our served markets, we estimate that our market share across our segments ranges from approximately 5% – 20%, which we believe is significant. A substantial acquisition in one of our served markets would be necessary to meaningfully change our estimated market share percentage.
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

•
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

•
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

	2016	2015	2014
Copper spot prices per pound
High	$2.69	$2.95	$3.43
Low	$1.94	$2.02	$2.54

Prices for materials such as PVC and other plastics derived from petrochemical feedstocks have also fluctuated. Since Belden utilizes the first in, first out (FIFO) inventory costing methodology, the impact of copper and other raw material cost changes on our cost of goods sold is delayed by approximately two months based on our rate of inventory turnover.
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
Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are generally subject to cancellation or rescheduling by the customer. As of December 31, 2016, our backlog of orders believed to be firm was $198.6 million. The majority of the backlog at December 31, 2016 is scheduled to be shipped in 2017.
Environmental Matters
We are subject to numerous federal, state, provincial, local, and foreign laws and regulations relating to the storage, handling, emission, and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Clean Air Act; the Emergency Planning and Community Right-To-Know Act; the Resource Conservation and Recovery Act; and similar laws in the other countries in which we operate. We believe that our existing environmental control procedures and accrued liabilities are adequate, and we have no current plans for substantial capital expenditures in this area.
Employees
As of December 31, 2016, we had approximately 8,400 employees worldwide. We also utilized approximately 400 workers under contract manufacturing arrangements. Approximately 1,800 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.
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
Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 17, 2017. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John Stroup	50	President, Chief Executive Officer, and Chairman
Brian Anderson	42	Senior Vice President, Legal, General Counsel and Corporate Secretary
Henk Derksen	48	Senior Vice President, Finance, and Chief Financial Officer
Christoph Gusenleitner	52	Executive Vice President, Industrial Connectivity Solutions
Dean McKenna	48	Senior Vice President, Human Resources
Glenn Pennycook	54	Executive Vice President, Enterprise Connectivity Solutions
Ross Rosenberg	47	Senior Vice President, Strategy and Corporate Development
Dhrupad Trivedi	50	Executive Vice President, Industrial IT Solutions and Network Security Solutions
Roel Vestjens	42	Executive Vice President, Broadcast Solutions
Doug Zink	41	Vice President and Chief Accounting Officer

John Stroup has been President, Chief Executive Officer and a member of the Board since October 2005. He was elected as Chairman of the Board on November 30, 2016. From 2000 to the date of his appointment with the Company, he was employed by Danaher Corporation, a manufacturer of professional instrumentation, industrial technologies, and tools and components. At Danaher, he initially served as Vice President, Business Development. He was promoted to President of a division of Danaher’s Motion Group and later to Group Executive of the Motion Group. Earlier, he was Vice President of Marketing and General Manager with Scientific Technologies Inc. He has a B.S. in Mechanical Engineering from Northwestern University and an M.B.A. from the University of California at Berkeley Haas School of Business.

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

Dhrupad Trivedi has been Executive Vice President, Industrial IT Solutions since April 2013, and Executive Vice President, Network Security Solutions since August 2016. Prior to that, he was responsible for the Corporate Development and Strategy function since joining Belden in January 2010. Earlier, he was President, Trapeze Networks. Prior to joining the Company, he was responsible for General Management and Corporate Development roles at JDS Uniphase. He has 18 years of experience in the Networking and Communications industry. Dhrupad has an MBA from Duke University and a Ph.D. in Electrical Engineering from University of Massachusetts, Amherst.

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

Our results of operations are subject to foreign and domestic political, economic, and other uncertainties and are affected by changes in currency exchange rates.

In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Brazil, Canada, China, Japan, Mexico, St. Kitts, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws. In addition to economic and political risk, a risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant legislative, regulatory or executive changes in fiscal or monetary policy and other foreign and domestic government policies, including, but not limited to, trade policies and import/export policies.

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

Changes in U.S. or international tax laws could materially affect our financial position and results of operations. The U.S. is actively considering changes to existing tax laws including lower corporate tax rates and changes to the taxability of imports and exports. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. If tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is possible such changes could adversely impact our financial results.

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

Of our $848.1 million cash and cash equivalents balance as of December 31, 2016, $249.4 million was held outside of the U.S. in our foreign operations. If we were to repatriate the foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations.

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

The majority of our sales are through distributors. These distributors purchase and carry the products of our competitors along with our products. Our largest distributor, Anixter International Inc., accounted for 12% of our revenue in 2016. If we were to lose a key distributor, our revenue and profits would likely be reduced, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.

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

Our strategic plan is designed to continually enhance shareholder value by improving revenues and profitability, reducing costs, and improving working capital management. To achieve these goals, our strategic priorities are reliant on our Belden Business System, which includes continuing deployment of our MDS so as to capture market share through end-user engagement, channel management, outbound marketing, and careful vertical market selection; improving our recruitment and development of talented associates; developing strong global business platforms; acquiring businesses that fit our strategic plan; and becoming a leading Lean company. Lean refers to a business management system that strives to create value for customers and deliver that value to the right place, at the right time, and in the right quantities while reducing or eliminating waste from all processes. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in developing or executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our MDS initiative may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may fail to identify growth opportunities. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

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

We, and others on our behalf, store “personally identifiable information” (“PII”) with respect to employees, vendors, customers, and others. While we have implemented safeguards to protect the privacy of this information, it is possible that hackers or others might obtain this information. If that occurs, in addition to having to take potentially costly remedial action, we also may be subject to fines, penalties, lawsuits, and reputational damage.

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

Our success has been largely dependent on the skills, experience, and efforts of our senior management and key employees. The loss of any of our senior management or other key employees, for example sales and product development employees, could have an adverse effect on us. We may not be able to find qualified replacements for these individuals and the integration of potential replacements may be disruptive to our business. More broadly, a key determinant of our success is our ability to attract, develop, and retain talented associates. While this is one of our strategic priorities, we may not be able to succeed in this regard.

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

We are subject to laws and regulations worldwide, changes to which could increase our costs and individually or in the aggregate adversely affect our business.

We are subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect our activities including, but not limited to, in areas of labor, advertising, real estate, billing, e-commerce, promotions, quality of services, property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health and safety.

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2017 through 2026.

The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2016.

	Broadcast Solutions	Enterprise Connectivity Solutions	Industrial Connectivity Solutions	Industrial IT Solutions	Network Security Solutions	Utilized by Multiple Segments	Total
Brazil	—	—	1	—	—	—	1
Canada	1	—	1	—	—	—	2
China	1	—	—	—	—	1	2
Czech Republic	—	—	1	—	—	—	1
Denmark	1	1	—	—	—	—	2
Germany	—	—	2	2	—	—	4
Hungary	—	—	—	—	—	1	1
Italy	—	—	—	—	—	1	1
Japan	1	—	—	—	—	—	1
Mexico	1	—	—	—	—	2	3
Netherlands	1	—	1	—	—	—	2
St. Kitts	1	—	—	—	—	—	1
United Kingdom	2	—	—	—	—	—	2
United States	2	1	3	1	2	5	14
Total	11	2	9	3	2	10	37
In addition to the manufacturing and other operating facilities summarized above, our segments also utilize approximately 33 warehouses worldwide. As of December 31, 2016, we owned or leased a total of approximately 7 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.

Item 3.        Legal Proceedings

PPC Broadband, Inc. v. Corning Optical Communications RF, LLC - On July 5, 2011, the Company’s wholly-owned subsidiary, PPC Broadband, Inc. (“PPC”), filed an action for patent infringement in the U.S. District Court for the Northern District of New York against Corning Optical Communications RF LLC (“Corning”). The Complaint alleged that Corning infringed two of PPC’s patents - U.S. Patent Nos. 6,558,194 and 6,848,940 - each entitled “Connector and Method of Operation.” In July 2015, a jury found that Corning willfully infringed both patents.  In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million.  On December 2, 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit, and that appeal remains pending.  We have not recorded any amounts in our consolidated financial statements related to this matter due to the pendency of the appeal.

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
As of February 14, 2017, there were 289 record holders of common stock of Belden Inc.

We declared a dividend of $0.05 per share of common stock in each quarter of 2016 and 2015. We anticipate that comparable cash dividends will continue to be paid quarterly in the foreseeable future.
Common Stock Prices and Dividends

	2016 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$62.78	$67.19	$75.91	$81.33
Low	$36.51	$54.97	$56.95	$60.06
	2015 (By Quarter)
	1	2	3	4
Dividends per common share	$0.05	$0.05	$0.05	$0.05
Common stock prices:
High	$92.81	$95.56	$84.00	$65.00
Low	$77.67	$83.00	$46.83	$44.37
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
From inception of the program, we repurchased 7.4 million shares of our common stock under the program for an aggregate cost of $350.0 million and an average price of $47.43. We did not repurchase any common stock during 2016. In 2015, we repurchased 0.7 million shares of our common stock under the share repurchase program for an aggregate cost of $39.1 million and an average price per share of $55.95. The repurchase activities in 2015 utilized all remaining authorized amounts under the share repurchase program. In 2014, we repurchased 1.3 million shares of our common stock under the program for an aggregate cost of $92.2 million and an average price of $73.06 per share. In 2013, we repurchased 1.7 million shares of our common stock under the program for an aggregate cost of $93.8 million and an average price of $54.76 per share.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2016, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2011, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
300
250
200
150
100
50
0
DOLLARS
Dec 11
Dec 12
Dec 13
Dec 14
Dec 15
Dec 16
Belden Inc.
S&P 500 Index
S&P 1500 Industrials Index

(1)	The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.
Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending December 31,
Company Name / Index		2012	2013	2014	2015	2016
Belden Inc.		35.9%	57.1%	12.2%	(39.3)%	57.3%
S&P 500 Index		16.0%	32.4%	13.7%	1.4%	12.0%
S&P 1500 Industrials Index		16.5%	41.2%	8.5%	(2.7)%	20.4%
		INDEXED RETURNS
		Years Ending December 31,
Company Name / Index	Base Period 2011	2012	2013	2014	2015	2016
Belden Inc.	$100.00	$135.90	$213.55	$239.55	$145.40	$228.71
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 1500 Industrials Index	100.00	116.46	164.43	178.37	173.53	208.94

Item 6.    Selected Financial Data

		Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts and percentages)
Balance sheet data:
Total assets	$3,806,803	$3,290,602	$3,232,202	$2,728,687	$2,569,823
Long-term debt	1,620,161	1,725,282	1,736,954	1,341,470	1,120,767
Long-term debt, including current maturities	1,620,161	1,727,782	1,739,454	1,343,970	1,136,445
Total stockholders’ equity	1,461,317	825,523	807,186	836,541	811,860
Statement of operations data:
Revenues	2,356,672	2,309,222	2,308,265	2,069,193	1,840,739
Operating income	223,853	140,553	163,119	201,262	108,497
Operating income margin	9.5%	6.1%	7.1%	9.7%	5.9%
Income from continuing operations	127,646	66,508	74,432	104,734	43,236
Basic income per share from continuing operations attributable to Belden common stockholders	2.67	1.57	1.72	2.39	0.96
Diluted income per share from continuing operations attributable to Belden common stockholders	2.65	1.55	1.69	2.34	0.94
Other data:
Basic weighted average common shares outstanding	42,093	42,390	43,273	43,871	45,097
Diluted weighted average common shares outstanding	42,557	42,953	43,997	44,737	45,942
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Statement of cash flow data:
Net cash provided by operating activities	314,794	241,460	200,887	175,335	143,507
Adjusted results:
Adjusted revenues	2,357,805	2,360,583	2,320,219	2,084,490	1,847,011
Adjusted EBITDA	431,201	400,688	359,425	327,210	239,671
Adjusted EBITDA margin	18.3%	17.0%	15.5%	15.7%	13.0%
Free cash flow	261,212	187,024	195,032	210,103	149,333
Consolidated Results
Since 2012, we have grown our revenues by 28.0%, from $1.8 billion in 2012 to $2.4 billion in 2016, representing a 5.1% compounded annual growth rate for that period. The majority of our revenue growth has been the result of our inorganic initiatives, described below, as we have been operating in a period of modest end market growth rates.
The trends in our operating income and income from continuing operations from 2012-2016 have been impacted by a number of acquisitions, dispositions, productivity improvement programs, and other matters, as follows:

•
During 2016, we recognized severance, restructuring, and acquisition integration costs of $38.8 million related to a number of productivity improvement programs. In addition, we acquired M2FX Limited in our fiscal first quarter.

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

See further discussion of our acquisitions and productivity improvement programs in Notes 3 and 13 to the Consolidated Financial Statements.
Since 2012, we have grown our operating cash flow by 119.4%, from $143.5 million in 2012 to $314.8 million in 2016, representing a 17.0% compounded annual growth rate for that period. Our strong operating cash flow is driven by our earnings growth, coupled with our efficient use of working capital.
Adjusted Results
Since 2012, we have grown our Adjusted Revenues by 27.7%, from $1.8 billion in 2012 to $2.4 billion in 2016, representing a 5.0% compounded annual growth rate for that period. The majority of our Adjusted Revenue growth has been the result of our inorganic initiatives, described above, as we have been operating in a period of modest end market growth rates.
We have grown our Adjusted EBITDA by 79.9%, from $239.7 million in 2012 to $431.2 million in 2016, representing a 12.5% compounded annual growth rate for that period. Adjusted EBITDA has grown due to the results of our inorganic initiatives, described above, which have transformed our product portfolio. Importantly, however, our Adjusted EBITDA has also grown due to the impact of productivity improvement programs, as we are committed to continuously improving our cost structure in a low organic growth environment. Furthermore, our Adjusted EBITDA has improved as Lean enterprise techniques have been applied at our acquired companies. These factors have all led to the improvement in Adjusted EBITDA margins from 13.0% in 2012 to 18.3% in 2016.
Since 2012, we have grown our free cash flow by 75.0%, from $149.3 million in 2012 to $261.2 million in 2016, representing an 11.8% compounded annual growth rate for that period. Our strong free cash flow is driven by our earnings growth, coupled with our efficient use of working capital and fixed assets.
Use of Non-GAAP Financial Information
Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value, and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; gains (losses) on debt extinguishment; certain revenues and gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. As an example, we adjust for the purchase accounting effect of recording deferred revenue at fair value in order to reflect the revenues that would have otherwise been recorded by acquired businesses had they remained as independent entities. We believe this presentation is useful in evaluating the underlying performance of acquired companies. Similarly, we adjust for other acquisition-related expenses, such as amortization of intangibles and other impacts of fair value adjustments because they generally are not related to the acquired businesses' core business performance. As an additional example, we exclude the costs of restructuring programs, which can occur from time to time for our current businesses and/or recently acquired businesses. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provides valuable insight.

We define free cash flow, which is a non-GAAP financial measure, as net cash from operating activities adjusted for capital expenditures net of the proceeds from the disposal of tangible assets, cash payments for severance and other costs for the integration of our 2014 acquisition of Grass Valley, non-recurring tax payments related to divestitures and the settlement of a tax sharing agreement, certain acquisition and divestiture transaction costs, and non-recurring payments related to divestitures. We believe free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one financial measure to monitor and evaluate performance and liquidity. Non-GAAP financial measures should be considered only in conjunction with financial measures reported according to accounting principles generally accepted in the United States. Our definition of free cash flow may differ from definitions used by other companies.

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	December 31, 2016	December 31, 2015	Years Ended December 31, 2014	December 31, 2013	December 31, 2012
		(In thousands, except percentages)
GAAP revenues	$2,356,672	$2,309,222	$2,308,265	$2,069,193	$1,840,739
Deferred revenue adjustments (1)	6,687	51,361	11,954	15,297	6,272
Patent settlement (2)	(5,554)	—	—	—	—
Adjusted revenues	$2,357,805	$2,360,583	$2,320,219	$2,084,490	$1,847,011
GAAP net income attributable to Belden	128,003	$66,204	$74,449	$103,313	$194,490
Interest expense, net	95,050	100,613	81,573	72,601	51,005
Loss on debt extinguishment	2,342	—	—	1,612	52,450
Income tax expense (benefit)	(1,185)	(26,568)	7,114	22,315	(38,194)
Loss (Income) from discontinued operations	—	242	(579)	1,421	(16,774)
Loss (Gain) from disposal of discontinued operations	—	86	562	—	(134,480)
Noncontrolling interest	(357)	(24)	—	—	—
Amortization of intangible assets	98,385	103,791	58,426	50,803	22,792
Depreciation expense	47,208	46,551	43,736	43,648	35,095
Severance, restructuring, and acquisition integration costs (3)	38,770	47,170	70,827	14,888	17,927
Impairment of assets held for sale (4)	23,931	—	—	—	33,676
Deferred gross profit adjustments (1)	6,687	52,876	10,777	11,337	2,902
Purchase accounting effects related to acquisitions (5)	(2,079)	9,747	12,540	6,550	18,782
Patent settlement (2)	(5,554)	—	—	—	—
Gain on sale of assets	—	—	—	(1,278)	—
Adjusted EBITDA	$431,201	$400,688	$359,425	$327,210	$239,671
GAAP net income margin	5.4%	2.9%	3.2%	5.0%	10.6%
Adjusted EBITDA margin	18.3%	17.0%	15.5%	15.7%	13.0%

(1)
Both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire on January 2, 2015, Grass Valley on March 31, 2014, and Miranda Technologies on July 27, 2012. See Note 3 to the Consolidated Financial Statements, Acquisitions.

(2)	Both our consolidated revenues and gross profit were positively impacted by royalty revenues received during 2016 that related to years prior to 2016 as a result of a patent settlement.

(3)	See Note 13 to the Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities, for details.

(4)
In 2016, we recognized a $23.9 million impairment of assets held for sale. See Note 4, Assets Held for Sale, for details. In 2012, we recognized a $33.7 million asset impairment and loss on sale of assets for certain assets of our Chinese cable operations that we sold during 2012.

(5)
In 2016, we made a $3.2 million adjustment to reduce the earn-out liability associated with the M2FX acquisition. This adjustment was partially offset by $0.8 million and $0.2 million of cost of sales related to the adjustment of acquired inventory to fair value related our Enterprise segment and M2FX acquisition, respectively. In 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast and $0.3 million of acquisition related transaction costs. In 2014, we recognized $8.4 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisitions of Grass Valley, ProSoft, and Coast, as well as $4.1 million of acquisition related transaction costs. In 2013, we recognized $6.6 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisition of PPC Broadband. See Note 3 to the Consolidated Financial Statements, Acquisitions. In 2012, we recognized $18.8 million of costs related to the adjustment of acquired inventory to fair value and transaction costs for our acquisitions of PPC Broadband and Miranda Technologies.

The following table reconciles our GAAP results to our non-GAAP financial measures:

	Years ended December 31,
	2016	2015	2014	2013	2012
		(In thousands)
Net cash provided by operating activities	$314,794	$241,460	$200,887	$175,335	$143,507
Capital expenditures, net of proceeds from the disposal of tangible assets	(53,582)	(54,436)	(43,575)	(37,040)	(31,435)
Working capital settlement in connection with the sale of consumer electronics assets	—	—	—	—	32,333
Acquisition and divestiture transaction costs	—	—	—	—	4,928
Non-recurring tax payments made for gain on 2012 sale of Thermax and Raydex cable business	—	—	—	41,808	—
Non-recurring tax payments made in settlement of tax sharing agreement with Cooper Industries	—	—	—	30,000	—
Cash paid for severance and other costs for the integration of our acquisition of Grass Valley	—	—	37,720	—	—
Free cash flow	$261,212	$187,024	$195,032	$210,103	$149,333

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
We consider Adjusted revenue growth on a constant currency basis, Adjusted EBITDA margin, free cash flows, and return on invested capital to be our key operating performance indicators. Our business goals are to:

•	Grow Adjusted Revenues on a constant currency basis by 5-7% per year, from a combination of end market growth, market share capture, and contributions from acquisitions;

•	Achieve Adjusted EBITDA margins in the range of 18-20%;

•	Generate free cash flow in excess of Adjusted Net Income; and

•	Realize return on invested capital of 13-15%.
Significant Trends and Events in 2016
The following trends and events during 2016 had varying effects on our financial condition, results of operations, and cash flows.
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
Acquisitions
We completed the acquisitions of M2FX Limited (M2FX) on January 7, 2016; Tripwire Inc. (Tripwire) on January 2, 2015; Coast Wire & Plastic Tech., LLC (Coast) on November 20, 2014; ProSoft Technology, Inc. (ProSoft) on June 11, 2014; and Grass Valley USA, LLC and GVBB Holdings S.a.r.l. (collectively, Grass Valley), on March 31, 2014. The results of M2FX, Tripwire, Coast, ProSoft, and Grass Valley have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported in the Broadcast, Network Security, Industrial Connectivity, Industrial IT, and Broadcast segments, respectively.
Assets Held for Sale
During the fourth quarter of 2016, we committed to a plan to sell our MCS business and Hirschmann JV and determined that we met all of the criteria to classify the assets and liabilities of these businesses as held for sale. We have reached an agreement in principle to sell this disposal group for a total sales price of $39 million. The carrying value of disposal group exceeded the fair value less costs to sell, which we determined based on the expected sales price, by $23.9 million. Therefore, we recognized an impairment charge equal to this amount in the fourth quarter of 2016. See Notes 4 and 28.
Long-Term Debt
In 2016, we repaid $50.0 million of the Revolver borrowings. As of December 31, 2016, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $276.4 million. In October 2016, we completed an offering for €200.0 million ($222.2 million at issuance) aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). We used the net proceeds from the transaction to pay off the variable rate Term Loan due 2020, for which we recognized a $2.3 million loss on debt extinguishment. See Note 14.
Preferred Stock Issuance

On July 26, 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The net proceeds from this offering were approximately $501 million. We intend to use the proceeds for general corporate purposes. See Note 20.

Productivity Improvement Programs

Industrial Restructuring Program: 2015-2016

Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to impact our industrial segments. In response to these industrial market conditions, we began to execute a restructuring program in the fourth fiscal quarter of 2015 to further reduce our cost structure. We recognized approximately $9.7 million and $3.3 million of severance and other restructuring costs for this program during 2016 and 2015, respectively. We do not expect to incur any additional severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we began to realize in the first fiscal quarter of 2016.

Industrial Manufacturing Footprint Program: 2016

In further response to the industrial market conditions described above, in the first quarter of 2016 we began a program to further consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed by the end of 2017. We recognized $17.8 million of severance and other restructuring costs for this program during 2016. The costs were incurred by the Enterprise and Industrial Connectivity segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $15 million of additional severance and other restructuring costs for this program in 2017. We expect the program to generate approximately $10 million of savings on an annualized basis, beginning in the second half of 2017.

Grass Valley Restructuring Program: 2015-2016

Our Broadcast segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products beginning in 2015. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third fiscal quarter of 2015 to further reduce our cost structure. We recognized approximately $8.7 million and $25.4 million of severance and other restructuring costs for this program during 2016 and 2015, respectively. We do not expect to incur any additional severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth fiscal quarter of 2015.

Productivity Improvement Program and Acquisition Integration: 2014-2016

In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. We expected the productivity improvement program to reduce our operating expenses by approximately $18 million on an annualized basis, and we are substantially realizing such benefits. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs related to our Broadcast segment. In 2014, we recorded $70.8 million of such costs. In 2015, we recorded severance, restructuring, and integration costs of $18.5 million related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. In 2016, we recognized $2.6 million of costs, primarily related to our 2016 acquisition of M2FX. We do not expect to incur any significant additional costs for this program.
Results of Operations
Consolidated Income from Continuing Operations before Taxes

				Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands, except percentages)
Revenues	$2,356,672	$2,309,222	$2,308,265	2.1%	—%
Gross profit	980,994	918,173	819,449	6.8%	12.0%
Selling, general and administrative expenses	494,224	525,518	483,990	(6.0)%	8.6%
Research and development	140,601	148,311	113,914	(5.2)%	30.2%
Amortization of intangibles	98,385	103,791	58,426	(5.2)%	77.6%
Impairment of assets held for sale	23,931	—	—	100.0%	n/a
Operating income	223,853	140,553	163,119	59.3%	(13.8)%
Interest expense, net	95,050	100,613	81,573	(5.5)%	23.3%
Loss on debt extinguishment	2,342	—	—	100.0%	n/a
Income from continuing operations before taxes	126,461	39,940	81,546	216.6%	(51.0)%

2016 Compared to 2015

Revenues increased in 2016 from 2015 due to the following factors:

•
Increases in sales volume resulted in an increase in revenues of $26.2 million. An increase in volume within our broadcast and enterprise markets was partially offset by soft demand for our industrial products. From a geographic perspective, volume growth was most notable in Asia and Europe.

•	Purchase accounting effects of recording deferred revenue at fair value primarily for our Tripwire acquisition resulted in a revenue increase of $44.7 million in 2016 as compared to 2015.

•	Royalty revenues from a patent settlement in 2016 resulted in a revenue increase of $10.3 million.

•	Acquisitions resulted in a revenue increase of $6.6 million.

•	Lower copper costs resulted in a revenue decrease of $22.7 million.

•	Unfavorable currency translation, primarily due to the strengthening U.S. dollar compared to the euro and the Canadian dollar, resulted in a revenue decrease of $17.6 million.
Gross profit increased $62.8 million in 2016 from 2015, and gross profit margin increased 180 basis points from 39.8% in 2015 to 41.6% in 2016. The increases in gross profit margins is primarily attributable to the increases in revenues discussed above and improved productivity as a result of our restructuring actions. Gross profit for 2016 included $12.3 million of severance, restructuring, and acquisition integration costs; $1.0 million of cost of sales arising from the adjustment of inventory to fair value related to acquisitions; and $0.9 million of accelerated depreciation in our Enterprise segment. Gross profit for 2015 included $9.4 million of severance, restructuring, and acquisition integration costs and $0.3 million of cost of sales arising from the adjustment of inventory to fair value related to our acquisition of Coast.
Selling, general and administrative expenses decreased by $31.3 million from 2015 to 2016 primarily due to $9.2 million of compensation expense that we recognized in the prior year as a result of accelerating the vesting of certain acquiree equity awards at the closing of the Tripwire acquisition; a $3.2 million benefit in 2016 as a result of reducing the M2FX earn-out liability to zero; realized benefits from our productivity improvement initiatives; and a reduction in severance, restructuring, and integration costs from the prior year. In 2016 and 2015, selling, general and administrative expenses included $25.7 million and $31.7 million, respectively, of severance, restructuring, and integration costs, representing a $6.1 million decline over the prior year. Favorable currency translation contributed approximately $6.0 million to the decline in selling, general and administrative expenses in 2016.
Research and development decreased by $7.7 million in 2016 from 2015 primarily due to a decline of $5.3 million of severance, restructuring, and integration costs. Favorable currency translation and productivity improvement initiatives also contributed $1.8 million and $1.3 million to the decrease in research and development in 2016, respectively.

Amortization of intangibles decreased $5.4 million in 2016 from 2015 primarily due to favorable currency translation and intangible assets becoming fully amortized during 2016. These decreases were partially offset by approximately $1.0 million from the acquisition of M2FX.
In 2016, we recognized a $23.9 million impairment of assets held for sale related to our MCS business and Hirschmann JV. The amount of the impairment of assets held for sale represents the excess carrying value over the fair value of the assets. See Note 4, Assets Held for Sale.
Operating income increased by $83.3 million from 2015 to 2016 primarily due to the increases in gross profit and decreases in selling, general and administrative expenses discussed above.
Interest expense decreased $5.6 million in 2016 from 2015 due to our recent financing activities. During Q4 2015 and Q1 2016, we repaid $150.0 million and $50.0 million, respectively, outstanding under our Revolver, and in Q4 2016, we issued €200.0 million ($222.2 million at issuance) 4.125% Senior Subordinated notes due 2026 and paid off our $250.0 million Term Loan. The net impact of these financing activities led to the decrease in interest expense for the year. We recognized a $2.3 million loss on debt extinguishment for the unamortized debt issuance costs associated with the Term Loan.
Income from continuing operations before taxes increased by $86.5 million from 2015 to 2016 primarily due to the increases in operating income discussed above.

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
Income Taxes

				Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands, except percentages)
Income from continuing operations before taxes	$126,461	$39,940	$81,546	216.6%	-51.0%
Income tax expense (benefit)	(1,185)	(26,568)	7,114	-95.5%	-473.5%
Effective tax rate	-0.9%	-66.5%	8.7%

2016 Compared to 2015
We recognized an income tax benefit of $1.2 million in 2016, representing an effective tax rate of (0.9%) . The effective tax rate was impacted by the following significant factors:

•	We recognized a net tax benefit of $13.3 million related to a foreign tax credit planning initiative that enabled us to recognize tax credits from a foreign jurisdiction.

•	We also recognized a net tax benefit of $9.2 million as a result of reducing deferred tax valuation allowances related to net operating loss carryforwards in foreign jurisdictions.

•
We also recognized a $7.0 million tax benefit in 2016 for the reduction of deferred tax liabilities related to a previously completed acquisition. We secured a Private Letter Ruling from the Internal Revenue Service that effectively increased the tax basis in the acquired assets to the full fair value. Accordingly, a book-tax difference was eliminated, and we reversed deferred tax liabilities previously recorded, resulting in the tax benefit.

•
We also recognized a $4.7 million tax benefit in 2016 as the result of securing a significant tax deduction for a foreign currency loss by implementing several transactions related to our international tax structure.

The tax benefits described above for 2016 were partially offset by $3.0 million of tax expense to record a liability for uncertain tax positions in one of our foreign jurisdictions.

Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income from continuing operations before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $17.7 million and $3.4 million in 2016 and 2015, respectively.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
As of December 31, 2016, we maintained a valuation allowance on our deferred tax assets of $104.8 million. Of this amount, approximately $91.6 million relates to net operating loss deferred tax assets for certain of our Grass Valley entities. Certain Grass Valley entities have a history of significant tax losses in their various jurisdictions. We do not currently have sufficient history of taxable income in the relevant jurisdictions to support the realizability of the net operating losses.

The remaining $13.2 million of valuation allowance primarily relates to deferred tax assets for certain U.S. state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these assets were not realizable as of December 31, 2016 due to a history of net operating losses and tax credits expiring without being utilized in certain states and because the current forecast of income is not sufficient to utilize all of these state net operating losses and tax credits prior to expiration.

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
Consolidated Adjusted Revenues and Adjusted EBITDA

				Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands, except percentages)
Adjusted Revenues	$2,357,805	$2,360,583	$2,320,219	-0.1%	1.7%
Adjusted EBITDA	431,201	400,688	359,425	7.6%	11.5%
as a percent of adjusted revenues	18.3%	17.0%	15.5%
2016 Compared to 2015
Adjusted Revenues decreased in 2016 from 2015 due to the following factors:

•	Lower copper costs resulted in a revenue decrease of $22.7 million.

•	Unfavorable currency translation, primarily due to the strengthening U.S. dollar compared to the euro and the Canadian dollar, resulted in a revenue decrease of $17.6 million.

•
Increases in unit sales volume resulted in an increase in revenues of $26.2 million. An increase in volume within our broadcast and enterprise markets was partially offset by soft demand for our industrial products. From a geographic perspective, volume growth was most notable in Asia and Europe.

•	Acquisitions resulted in a revenue increase of $6.6 million.

•	Royalty revenues from a patent settlement resulted in a revenue increase of $4.7 million.
Adjusted EBITDA increased $30.5 million in 2016 from 2015 primarily due to productivity initiatives, which contributed $28.3 million of Adjusted EBITDA. In addition, Adjusted EBITDA increased due to favorable currency translation and acquisitions, with an impact of $5.6 million and $1.0 million, respectively. These factors were partially offset by unfavorable product mix.

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
Use of Non-GAAP Financial Information
Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. In addition to reporting financial results in accordance with accounting principles generally accepted in the United States, we provide non-GAAP operating results adjusted for certain items, including: asset impairments; accelerated depreciation expense due to plant consolidation activities; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value, and transaction costs; severance, restructuring, and acquisition integration costs; gains (losses) recognized on the disposal of businesses and tangible assets; amortization of intangible assets; gains (losses) on debt extinguishment; certain revenues and gains (losses) from patent settlements; discontinued operations; and other costs. We adjust for the items listed above in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

We utilize the adjusted results to review our ongoing operations without the effect of these adjustments and for comparison to budgeted operating results. We believe the adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees our business operations on a day-to-day basis. As an example, we adjust for the purchase accounting effect of recording deferred revenue at fair value in order to reflect the revenues that would have otherwise been recorded by acquired businesses had they remained as independent entities. We believe this presentation is useful in evaluating the underlying performance of acquired companies. Similarly, we adjust for other acquisition-related expenses, such as amortization of intangibles and other impacts of fair value adjustments because they generally are not related to the acquired business' core business performance. As an additional example, we exclude the costs of restructuring programs, which can occur from time to time for our current businesses and/or recently acquired businesses. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provides valuable insight.

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. See Item 6, Selected Financial Data, for the tables that reconcile our GAAP results to our non-GAAP financial measures.

Segment Results of Operations
For additional information regarding our segment measures, see Note 6 to the Consolidated Financial Statements.
Broadcast Solutions

				Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands, except percentages)
Segment Revenues	$769,753	$739,970	$757,767	4.0%	-2.3%
Segment EBITDA	137,870	113,638	116,966	21.3%	-2.8%
as a percent of segment revenues	17.9%	15.4%	15.4%
2016 Compared to 2015

Broadcast revenues increased by $29.8 million from 2015 to 2016. Increases in volume resulted in a $25.6 million increase in revenues. The increase in volume stems in part from the market's reaction for the segment's new and innovative IP solutions. Sales of our broadcast infrastructure products also benefited from a more stable U.S. dollar. The increase in volume was most notable outside of the United States. Broadcast revenues also included royalty revenues related to 2016 of $4.7 million as a result of a patent settlement in 2016. This segment will continue to earn royalty revenues in 2017 and beyond. The acquisition of M2FX also contributed $6.6 million to the increase in revenues. These factors were partially offset by unfavorable currency translation of $7.1 million.
Broadcast EBITDA increased $24.2 million from 2015 to 2016 primarily due to leverage on the increases in revenues discussed above, as well as improved productivity as a result of our restructuring actions and acquisition integration activities. Accordingly, Broadcast EBITDA margins expanded 250 basis points from 15.4% in 2015 to 17.9% in 2016.
2015 Compared to 2014
Broadcast revenues decreased by $17.8 million from 2014 to 2015. Unfavorable currency translation and decreases in unit sales volume resulted in decreases in revenues of $27.0 million and $44.1 million, respectively. The decrease in volume occurred outside of the U.S., primarily due to the relative price increase of our products from the strengthened U.S. dollar as well as the impact of weaker economic conditions, which have resulted in lower capital spending. The volume decrease outside of the U.S. primarily related to our broadcast technology infrastructure products. Sales volume increases within the U.S. partially offset the decline in sales volume outside of the U.S. Within the U.S., strong demand for our broadband connectivity products was partially offset by a decline in volume for our broadcast technology infrastructure products. Volume for broadcast technology infrastructure products was negatively impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. These decreases in revenues were partially offset by $53.3 million of incremental revenues in 2015 from the acquisition of Grass Valley.
Broadcast EBITDA decreased in 2015 from 2014 primarily due to the decline in revenues discussed above, as well as unfavorable product mix. These factors were partially offset by improved productivity as a result of our recently completed restructuring and acquisition integration activities, primarily related to Grass Valley.
Enterprise Connectivity Solutions

				Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands, except percentages)
Segment Revenues	$603,188	$605,910	$626,614	-0.4%	-3.3%
Segment EBITDA	101,298	100,214	89,352	1.1%	12.2%
as a percent of segment revenues	16.8%	16.5%	14.3%

2016 Compared to 2015

The decrease in Enterprise Connectivity revenues in 2016 from 2015 was primarily due to $9.9 million and $5.1 million impacts from lower copper costs and unfavorable currency translation, respectively. These decreases were partially offset by sales volume increases of $12.3 million. Sales volume growth was broad-based globally, and most notable in Canada.

Enterprise Connectivity EBITDA increased in 2016 from 2015 due to the leverage on higher sales volume discussed above, partially offset by unfavorable currency translation. Accordingly, EBITDA margins improved to 16.8% in 2016 from 16.5% in 2015.

2015 Compared to 2014
The decrease in Enterprise Connectivity revenues in 2015 from 2014 was primarily due to unfavorable currency translation of $32.6 million and lower copper costs of $19.4 million. Increases in unit sales volume resulted in an increase in revenues of $31.3 million. The increase in unit sales volume was most notable in the U.S., where sales volume benefited from improved non-residential construction spending.
Enterprise Connectivity EBITDA increased in 2015 from 2014 due to the increases in units sales volume discussed above, improved product mix as a result of increased focus on the sale of end-to-end solutions, and improved productivity. Accordingly, EBITDA margins improved from 14.3% in 2014 to 16.5% in 2015.
Industrial Connectivity Solutions

				Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands, except percentages)
Segment Revenues	$585,476	$603,350	$682,374	-3.0%	-11.6%
Segment EBITDA	101,248	99,941	106,097	1.3%	-5.8%
as a percent of segment revenues	17.3%	16.6%	15.5%

2016 Compared to 2015

The decrease in Industrial Connectivity revenues in 2016 from 2015 was primarily due to lower copper costs, unfavorable currency translation, and volume decreases of $12.6 million, $4.9 million, and $0.4 million, respectively. The sales volume declines stemmed from the impact of lower energy prices, which resulted in lower capital spending for industrial projects. Sales volume was most notably down in North America and Latin America, with some offsets in Europe with discrete manufacturers.

Industrial Connectivity EBITDA increased in 2016 as compared to 2015 primarily due to productivity improvements resulting from our restructuring actions. Accordingly, EBITDA margins improved from 16.6% in 2015 to 17.3% in 2016.
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
Industrial IT Solutions

				Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands, except percentages)
Segment Revenues	$235,441	$244,303	$253,464	-3.6%	-3.6%
Segment EBITDA	45,067	43,253	47,927	4.2%	-9.8%
as a percent of segment revenues	19.1%	17.7%	18.9%
2016 Compared to 2015
Industrial IT revenues decreased in 2016 from 2015, primarily due to a decrease in unit sales volume of $7.9 million. The decline in sales volume was driven by weakness in global oil and gas markets. Unfavorable currency translation resulted in a decrease in revenues of $1.0 million. Despite the decrease in revenues for the year, Industrial IT EBITDA increased by $1.8 million as compared to 2015, due to improved productivity as a result of restructuring actions, as well as favorable product mix. Accordingly, Industrial IT EBITDA margins expanded 140 basis points from 17.7% in 2015 to 19.1% in 2016.
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
Network Security Solutions

				Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands, except percentages)
Segment Revenues	$163,947	$167,050	$—	-1.9%	n/a
Segment EBITDA	47,706	44,620	—	6.9%	n/a
as a percent of segment revenues	29.1%	26.7%	n/a

2016 Compared to 2015

Network Security revenues decreased in 2016 from 2015, primarily due to a decline in sales volume of $3.6 million. This decrease was partially offset by $0.4 million of favorable currency translation. Sales volume was negatively impacted by commercial staffing shortages.

Network Security EBITDA increased $3.1 million in 2016 as compared to 2015, primarily due to improved productivity and favorable product mix.  EBITDA margins expanded to 29.1% in 2016, up 240 basis points from 2015.

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
In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, a portion of the sale price was placed in escrow as partial security for our indemnity obligations under the sale agreement. During 2015, we agreed to a final settlement with the buyer of Trapeze regarding the escrow, and collected $3.5 million of the escrow receivable and recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations. Additionally, we recognized a $0.2 million net loss from discontinued operations for income tax expense related to this disposed business in 2015. In 2014, we recognized $0.6 million of income from discontinued operations due to the reversal of an uncertain tax position liability related to this disposed business.
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, (4) our available credit facilities and other borrowing arrangements, and (5) cash proceeds from equity offerings. We expect our operating activities to generate cash in 2017 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended December 31,
	2016	2015
	(In thousands)
Net cash provided by (used for):
Operating activities	$314,794	$241,460
Investing activities	(73,257)	(746,254)
Financing activities	401,704	(11,069)
Effects of currency exchange rate changes on cash and cash equivalents	(11,876)	(8,548)
Increase (decrease) in cash and cash equivalents	631,365	(524,411)
Cash and cash equivalents, beginning of year	216,751	741,162
Cash and cash equivalents, end of year	$848,116	$216,751

Net cash provided by operating activities totaled $314.8 million for 2016 compared to $241.5 million for 2015. The most significant factor impacting the increase in cash provided by operating activities was the increase in net income, which increased from $66.2 million in 2015 to $127.6 million in 2016. Furthermore, when adjusting for the impairment of assets held for sale, the source of cash from operating activities in 2016 increased by $23.9 million. These increases were partially offset by the change in operating assets and liabilities year over year. In 2016, changes in operating assets and liabilities were a source of cash of $27.1 million, compared to $52.9 million in 2015. The fluctuation stemmed primarily from an improvement in accrued liabilities in 2015 as a result of the increase in deferred revenue for our acquired Network Security segment.
Net cash used for investing activities totaled $73.3 million for 2016 compared to $746.3 million for 2015. Investing activities for 2016 included capital expenditures of $54.0 million and payments for acquisitions, net of cash acquired, of $18.8 million. Investing activities for 2015 included payments for acquisitions, net of cash acquired, of $695.3 million and capital expenditures of $55.0 million.
Net cash flows from financing activities was a $401.7 million source of cash for 2016, compared to an $11.1 million use of cash for 2015. Financing activities for 2016 included net proceeds from the issuance of preferred stock of $501.5 million, borrowings of $222.1 million to pay off the term loan, repayments of borrowings of $294.4 million, cash dividends payments of $16.1 million, net payments related to share-based compensation activities of $7.5 million, and debt issuance cost payments of $3.9 million. Financing activities for 2015 included borrowings of $200.0 million to partially fund the acquisition of Tripwire, repayments of borrowings of $152.5 million, payments under our share repurchase program of $39.1 million, cash dividend payments of $8.4 million, and net payments related to share-based compensation activities of $11.7 million.
Our cash and cash equivalents balance was $848.1 million as of December 31, 2016. Of this amount, $249.4 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of December 31, 2016 consisted of $1.6 billion of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Consolidated Financial Statements.

Contractual obligations outstanding at December 31, 2016, have the following scheduled maturities:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt payment obligations (1)(2)	$1,620,161	$—	$5,221	$—	$1,614,940
Interest payments on long-term debt obligations	621,272	89,104	178,207	177,241	176,720
Operating lease obligations (3)	112,528	26,439	35,897	21,393	28,799
Purchase obligations (4)	11,473	11,308	165	—	—
Other commitments (5)	10,474	2,908	5,993	1,573	—
Pension and other postemployment obligations	60,635	6,130	12,747	11,941	29,817
Total	$2,436,543	$135,889	$238,230	$212,148	$1,850,276

(1)	As described in Note 14 to the Consolidated Financial Statements.

(2)	Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on a separate line in the table.

(3)	As described in Note 23 to the Consolidated Financial Statements.

(4)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)	Does not include accounts payable reflected in the financial statements. Includes obligations for uncertain tax positions (see Note 16 to the Consolidated Financial Statements).
Our commercial commitments expire or mature as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Standby financial letters of credit	$7,785	$6,598	$1,187	$—	$—
Bank guarantees	1,674	1,674	—	—	—
Surety bonds	2,436	2,436	—	—	—
Total	$11,895	$10,708	$1,187	$—	$—
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
We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2016 would have affected net income by less than $1 million in 2016.
At times, we enter into arrangements that involve the delivery of multiple elements. For these arrangements, when the elements can be separated, the revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element. Generally, we determine relative selling price using vendor-specific objective evidence (VSOE).
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
Revenue allocated to support services under our support and maintenance contracts is typically paid in advance and recognized ratably over the term of the service. Revenue allocated to subscription-based software and remote ongoing operational services is also paid in advance and recognized ratably over the term of the service. Revenue allocated to professional services, including remote implementation services, is recognized as the services are performed.
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
We have significant tax credit carryforwards in the U.S. on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. We expect to generate enough taxable income in the future to utilize these tax credits. Furthermore, in 2017 we expect to continue implementation of tax planning strategies that will help generate additional foreign source income in the carryforward period. In addition, we have significant research and development related tax credit carryforwards in Canada on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of Canadian taxable income, and we expect to generate enough taxable income in the future to utilize these tax credits.
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
We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Broadcast, Enterprise, Industrial Connectivity, Industrial IT, and Network Security) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified two reporting units within Broadcast, two reporting units within Enterprise, four reporting units within Industrial Connectivity, three reporting units within Industrial IT, and one reporting unit within Network Security for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2016, we performed a qualitative assessment for seven of our reporting units, which collectively represented approximately $811 million of our consolidated goodwill balance. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.
When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.
We determined that none of our goodwill was impaired during 2016. The fair values of our five reporting units tested under a quantitative approach were substantially in excess of the carrying values as of our most recent impairment testing date. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 9.4% to 11.0% and the long-term growth rate was 3% for all five reporting units. By their nature, these assumptions involve risks and uncertainties, with the primary factor that could have an adverse effect being our assumptions relating to growing revenues consistent with our strategic plan.
We test our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2016. Rather, we performed a quantitative assessment for each of our trademarks in 2016. Under the quantitative assessments, we determined the fair value of each trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired during 2016. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we used to test for impairment losses on goodwill and other intangible assets. However, if actual results are significantly different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.
Definite-lived Intangible Assets
The carrying value of our definite-lived intangible assets as of December 31, 2016 was $436.4 million. Customer relationships and developed technology are the most significant definite-lived intangible assets recorded, with carrying values of $231.2 million and $181.7 million, respectively, and weighted average amortization periods of 18.9 years and 5.3 years, respectively, as of December 31, 2016. We also have recorded definite-lived intangible assets for certain trademarks, certain in-service research and development projects, and backlog. The assignment of useful lives and the determination of the method of amortization for our definite-lived intangible assets require significant judgments and the use of estimates.

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
As a sensitivity measure, the effect of a 10% change in the estimated useful life of our definite-lived intangible assets for customer relationships and developed technology would have resulted in a change in 2016 amortization expense of approximately $2.0 million and $9.3 million, respectively.
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
As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in an increase in 2016 net periodic benefit cost and projected benefit obligations as of December 31, 2016 of approximately $0.4 million and $17.7 million, respectively. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in 2016 net periodic benefit cost of approximately $1.0 million.
Conversely, the effect of a 50 basis point rise in the assumed discount rate would have resulted in a decrease in 2016 net periodic benefit cost and projected benefit obligations as of December 31, 2016 of approximately $1.0 million and $15.9 million, respectively.

A 50 basis point rise in the expected return on plan assets would have resulted in a decrease in 2016 net periodic benefit cost of approximately $1.1 million.
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
Our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We generally view our investments in international subsidiaries with functional currencies other than the U.S. dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. However, we designated euro debt issued in 2016 by Belden Inc., a USD functional currency ledger, as a net investment hedge of certain international subsidiaries. See Note 15 for further discussion.
Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2016, we recorded approximately $1.4 million of net foreign currency transaction gains.
Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2016.
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
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2016 or 2015.
The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2016. The unconditional purchase obligations will settle during 2017 and early 2018.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	1,601
Weighted average price per pound	$2.44
Commitment amounts	$3,906	$3,970
Unconditional aluminum purchase obligations:
Commitment volume in pounds	500
Weighted average price per pound	$0.88
Commitment amounts	$439	$428
Total unconditional purchase obligations	$4,345	$4,398
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
Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2016 or 2015.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2016.

	Principal Amount by Expected Maturity			Fair Value
	2017	Thereafter	Total
	(In thousands, except interest rates)
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$721,000
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$529,146	$529,146	$556,843
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2026	$—	$209,081	$209,081	$209,143
Average interest rate		4.125%
Fixed-rate senior subordinated notes due 2024	$—	$200,000	$200,000	$201,000
Average interest rate		5.25%
Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,221
Average interest rate		9.25%
Total			$1,643,448	$1,693,207

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2016, we had $26.5 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 7% of our total accounts receivable outstanding at December 31, 2016. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Belden Inc.
We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belden Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
February 17, 2017

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$848,116	$216,751
Receivables, net	388,059	387,386
Inventories, net	190,408	195,942
Other current assets	29,176	37,079
Assets held for sale	23,193	—
Total current assets	1,478,952	837,158
Property, plant and equipment, less accumulated depreciation	309,291	310,629
Goodwill	1,385,995	1,385,115
Intangible assets, less accumulated amortization	560,082	655,871
Deferred income taxes	33,706	34,295
Other long-lived assets	38,777	67,534
	$3,806,803	$3,290,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,203	$223,514
Accrued liabilities	310,340	323,249
Current maturities of long-term debt	—	2,500
Liabilities held for sale	1,736	—
Total current liabilities	570,279	549,263
Long-term debt	1,620,161	1,725,282
Postretirement benefits	104,050	105,230
Deferred income taxes	14,276	46,034
Other long-term liabilities	36,720	39,270
Stockholders’ equity:
Preferred stock, par value $0.01 per share— 2,000 shares authorized; 52 shares outstanding	1	—
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 42,180 and 41,981 shares outstanding at 2016 and 2015, respectively	503	503
Additional paid-in capital	1,116,090	605,660
Retained earnings	783,812	679,716
Accumulated other comprehensive loss	(39,067)	(58,987)
Treasury stock, at cost— 8,155 and 8,354 shares at 2016 and 2015, respectively	(401,026)	(402,793)
Total Belden stockholders’ equity	1,460,313	824,099
Noncontrolling interest	1,004	1,424
Total stockholders’ equity	1,461,317	825,523
	$3,806,803	$3,290,602
The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues	$2,356,672	$2,309,222	$2,308,265
Cost of sales	(1,375,678)	(1,391,049)	(1,488,816)
Gross profit	980,994	918,173	819,449
Selling, general and administrative expenses	(494,224)	(525,518)	(483,990)
Research and development	(140,601)	(148,311)	(113,914)
Amortization of intangibles	(98,385)	(103,791)	(58,426)
Impairment of assets held for sale	(23,931)	—	—
Operating income	223,853	140,553	163,119
Interest expense, net	(95,050)	(100,613)	(81,573)
Loss on debt extinguishment	(2,342)	—	—
Income from continuing operations before taxes	126,461	39,940	81,546
Income tax benefit (expense)	1,185	26,568	(7,114)
Income from continuing operations	127,646	66,508	74,432
Income (loss) from discontinued operations, net of tax	—	(242)	579
Loss from disposal of discontinued operations, net of tax	—	(86)	(562)
Net income	127,646	66,180	74,449
Less: Net loss attributable to noncontrolling interest	(357)	(24)	—
Net income attributable to Belden	128,003	66,204	74,449
Less: Preferred stock dividends	15,428	—	—
Net income attributable to Belden common stockholders	$112,575	$66,204	$74,449
Weighted average number of common shares and equivalents:
Basic	42,093	42,390	43,273
Diluted	42,557	42,953	43,997
Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations	$2.67	$1.57	$1.72
Discontinued operations	—	(0.01)	0.01
Disposal of discontinued operations	—	—	(0.01)
Net income	$2.67	$1.56	$1.72
Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations	$2.65	$1.55	$1.69
Discontinued operations	—	(0.01)	0.01
Disposal of discontinued operations	—	—	(0.01)
Net income	$2.65	$1.54	$1.69
The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$127,646	$66,180	$74,449
Foreign currency translation, net of tax of $1.2 million, $1.3 million, and $1.8 million, respectively	18,687	(20,842)	(10,387)
Adjustments to pension and postretirement liability, net of tax of $1.9 million, $3.1 million, and $3.6 million, respectively	1,170	7,864	(6,463)
Other comprehensive income (loss), net of tax	19,857	(12,978)	(16,850)
Comprehensive income	147,503	53,202	57,599
Less: Comprehensive loss attributable to noncontrolling interest	(420)	(46)	—
Comprehensive income attributable to Belden	$147,923	$53,248	$57,599
The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$127,646	$66,180	$74,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,593	150,342	102,162
Impairment of assets held for sale	23,931	—	—
Share-based compensation	18,178	17,745	18,858
Loss on debt extinguishment	2,342	—	—
Deferred income tax benefit	(30,034)	(45,674)	(17,796)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(10,115)	6,066	(15,810)
Inventories	2,677	19,204	(2,260)
Accounts payable	39,298	(38,907)	28,120
Accrued liabilities	(13,181)	59,214	(5,598)
Accrued taxes	11,722	11,981	9,058
Other assets	760	(4,840)	6,268
Other liabilities	(4,023)	149	3,436
Net cash provided by operating activities	314,794	241,460	200,887
Cash flows from investing activities:
Capital expenditures	(53,974)	(54,969)	(45,459)
Cash used to acquire businesses, net of cash acquired	(18,848)	(695,345)	(347,817)
Other	(827)	—	—
Proceeds from (payments for) disposal of business	—	3,527	(956)
Proceeds from disposal of tangible assets	392	533	1,884
Net cash used for investing activities	(73,257)	(746,254)	(392,348)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net	501,498	—	—
Borrowings under credit arrangements	222,050	200,000	456,163
Contribution from noncontrolling interest	—	1,470	—
Payments under borrowing arrangements	(294,375)	(152,500)	(2,500)
Cash dividends paid	(16,079)	(8,395)	(8,699)
Withholding tax payments for share based payment awards, net of proceeds from the exercise of stock options	(7,480)	(11,693)	(11,708)
Debt issuance costs paid	(3,910)	(898)	(10,700)
Payments under share repurchase program	—	(39,053)	(92,197)
Net cash provided by (used for) financing activities	401,704	(11,069)	330,359
Effect of foreign currency exchange rate changes on cash and cash equivalents	(11,876)	(8,548)	(11,040)
Increase (decrease) in cash and cash equivalents	631,365	(524,411)	127,858
Cash and cash equivalents, beginning of period	216,751	741,162	613,304
Cash and cash equivalents, end of period	$848,116	$216,751	$741,162
The accompanying notes are an integral part of these Consolidated Financial Statements

Belden Inc.
Consolidated Stockholders’ Equity Statements

			Belden Inc. Stockholders
	Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2013	—	$—	50,335	$503	$585,753	$556,214	(6,880)	$(276,748)	$(29,181)	$—	$836,541
Net income	—		—	—	—	74,449	—	—	—	—	74,449
Foreign currency translation, net of $1.8 million tax	—	—	—	—	—	—	—	—	(10,387)	—	(10,387)
Adjustments to pension and postretirement liability, net of $3.6 million tax	—	—	—	—	—	—	—	—	(6,463)	—	(6,463)
Other comprehensive loss, net of tax											(16,850)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(12,123)	—	194	2,395	—	—	(9,728)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(3,958)	—	77	1,979	—	—	(1,979)
Share repurchase program	—	—	—	—	—	—	(1,262)	(92,197)	—	—	(92,197)
Share-based compensation related items	—	—	—	—	25,717	—	—	—	—	—	25,717
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,767)	—	—	—	—	(8,767)
Balance at December 31, 2014	—	$—	50,335	$503	$595,389	$621,896	(7,871)	$(364,571)	$(46,031)	$—	$807,186
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1,470	1,470
Net income	—	—	—	—	—	66,204	—	—	—	(24)	66,180
Foreign currency translation, net of $1.3 million tax	—	—	—	—	—	—	—	—	(20,820)	(22)	(20,842)
Adjustments to pension and postretirement liability, net of $3.1 million tax	—	—	—	—	—	—	—	—	7,864	—	7,864
Other comprehensive loss, net of tax											(12,978)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(6,070)	—	100	(96)	—	—	(6,166)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(6,454)	—	115	927	—	—	(5,527)
Share repurchase program	—	—	—	—	—	—	(698)	(39,053)	—	—	(39,053)
Share-based compensation related items	—	—	—	—	22,795	—	—	—	—	—	22,795
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,384)	—	—	—	—	(8,384)
Balance at December 31, 2015	—	$—	50,335	$503	$605,660	$679,716	(8,354)	$(402,793)	$(58,987)	$1,424	$825,523
Net income	—	—	—	—	—	128,003	—	—	—	(357)	127,646
Foreign currency translation, net of $1.2 million tax	—	—	—	—	—	—	—	—	18,750	(63)	18,687
Adjustments to pension and postretirement liability, net of $1.9 million tax	—	—	—	—	—	—	—	—	1,170	—	1,170
Other comprehensive income, net of tax											19,857
Preferred stock issuance, net	52	1	—	—	501,497	—	—	—	—	—	501,498
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(4,205)	—	76	117	—	—	(4,088)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(5,040)	—	123	1,650	—	—	(3,390)
Share-based compensation	—	—	—	—	18,178	—	—	—	—	—	18,178
Preferred stock dividends	—	—	—	—	—	(15,428)	—	—	—	—	(15,428)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,479)	—	—	—	—	(8,479)
Balance at December 31, 2016	52	$1	50,335	$503	$1,116,090	$783,812	(8,155)	$(401,026)	$(39,067)	$1,004	$1,461,317

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
Reclassifications
We have made certain, insignificant reclassifications to the 2015 and 2014 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2016 presentation.

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
As of December 31, 2016, 2015, and 2014 we utilized Level 1 inputs to determine the fair value of cash equivalents, and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for our annual impairment testing (see Note 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2016.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. As of December 31, 2016 and 2015, we did not have any such cash equivalents on hand.
Accounts Receivable
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services in the normal course of business, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable balance at December 31, 2016 and 2015 totaled $23.3 million and $19.1 million, respectively.

We evaluate the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense, net of recoveries, of $1.5 million, $(1.8) million, and $0.3 million in 2016, 2015, and 2014, respectively. In 2015, we recovered approximately $2.7 million of accounts receivable from one significant customer. The allowance for doubtful accounts at December 31, 2016 and 2015 totaled $8.1 million and $8.3 million, respectively.
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
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2016 and 2015 totaled $24.6 million and $22.5 million, respectively.

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
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2016, we performed a qualitative assessment for seven of our reporting units, which collectively represented approximately $811 million of our consolidated goodwill balance. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.
For our annual impairment test in 2016, we performed a quantitative assessment for five of our reporting units. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs) as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. The fair values of the five reporting units tested under a quantitative approach were substantially in excess of the carrying values as of the impairment testing date.
We did not recognize any goodwill impairment in 2016, 2015, or 2014. See Note 10 for further discussion.

We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets in 2016, 2015, or 2014. See Note 10 for further discussion.
We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2016, 2015, or 2014.

Equity Method Investment

We have a 50% ownership interest in Xuzhou Hirschmann Electronics Co. Ltd (the Hirschmann JV), which we acquired in connection with our 2007 acquisition of Hirschmann Automation and Control GmbH. The Hirschmann JV is an entity located in China that supplies load-moment indicators to the mobile crane market. We account for this investment using the equity method of accounting. During the fourth quarter of 2016, we committed to a plan to sell the Hirschmann JV and reached an agreement in principle with a buyer. As of December 31, 2016, the $26.8 million carrying value of our investment in the Hirschmann JV was classified as held for sale. As of December 31, 2015, the $29.5 million carrying value of our investment in the Hirschmann JV was included in other long-lived assets on our Consolidated Balance Sheet. See Note 4.
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
Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2016 and 2015 totaled $33.1 million and $30.0 million, respectively.
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
Revenue Recognition
We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple elements. For these arrangements, when the elements can be separated, the revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element. Generally, we determine relative selling price using vendor specific objective evidence (VSOE).
We record revenue net of estimated rebates, price allowances, invoicing adjustments, and product returns. We record revisions to these estimates in the period in which the facts that give rise to each revision become known. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.
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
Revenue allocated to support services under our support and maintenance contracts is typically paid in advance and recognized ratably over the term of the service. Revenue allocated to subscription-based software and remote ongoing operational services is also paid in advance and recognized ratably over the term of the service. Revenue allocated to professional services, including remote implementation services, is recognized as the services are performed.
Contingent Gain

On July 5, 2011, our wholly-owned subsidiary, PPC Broadband, Inc. (PPC), filed an action for patent infringement against Corning Optical Communications RF LLC (Corning). The Complaint alleged that Corning infringed two of PPC’s patents.  In July 2015, a jury found that Corning willfully infringed both patents.  In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit, and that appeal remains pending. We have not recorded any amounts in our consolidated financial statements related to this matter due to the pendency of the appeal.

In 2016, we entered into a patent settlement agreement with a company whereby we received $10.3 million of royalty revenues. We expect to receive additional royalty revenues under the patent settlement agreement in 2017 and beyond. Our Broadcast Segment Revenues in 2016 include $4.7 million of the $10.3 million total royalty revenues received from the patent settlement agreement. The remaining $5.6 million is a reconciling item from total Segment Revenues to consolidated revenues. See Note 6.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $27.2 million, $27.5 million, and $21.8 million for 2016, 2015, and 2014, respectively.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which requires entities to recognize the income tax effects of stock awards in the income statement when the awards vest or are settled. Further, ASU 2016-09 allows entities to withhold up to the maximum individual statutory tax rate without classifying the stock awards as a liability and to account for forfeitures either upon occurrence or by estimating forfeitures.  We adopted ASU 2016-09 in the fourth quarter of 2016.  Adoption resulted in a $1.2 million increase to income tax benefit in 2016 and an insignificant impact to weighted average number of diluted shares outstanding. Adoption also resulted in an increase to our cash flows from operating activities in our Consolidated Cash Flow Statements of $5.1 million and $6.9 million for the years ended December 31, 2015 and 2014, respectively, as well as a decrease to our cash flows from financing activities in our Consolidated Cash Flow Statements of $5.1 million and $6.9 million for the years ended December 31, 2015 and 2014, respectively. We also elected to continue estimating forfeitures for purposes of recognizing share-based compensation.
In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820) (ASU 2015-07), which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment, and limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for fiscal years beginning after December 15, 2015. We adopted ASU 2015-07 effective January 1, 2016, retrospectively. Adoption had no impact on our results of operations.
In August 2014, the FASB issued disclosure guidance that requires us to evaluate, at each annual and interim period, whether substantial doubt exists about our ability to continue as a going concern, and if applicable, to provide related disclosures. The new guidance was effective for us for our annual period ending December 31, 2016. The adoption of this guidance did not have a material effect on our financial statement disclosures, nor any impact on our results of operations.
Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We plan to adopt ASU 2014-09 on January 1, 2018, using the modified retrospective method of adoption. Although we have not yet completed our review of individual customer contracts, our overall, initial assessment indicates that the impact of adopting ASU 2014-09 on our Consolidated Financial Statements will not be material. We do not expect significant changes in the timing or method of revenue recognition for any of our material revenue streams. Based on our initial assessment, we have not identified a need to significantly change any of our accounting policies or practices. Furthermore, we do not expect significant changes to our accounting systems or controls upon adoption of ASU 2014-09. We will continue our evaluation of ASU 2014-09, including new or emerging interpretations of the standard, through the date of adoption.
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

Note 3: Acquisitions
M2FX
We acquired 100% of the shares of M2FX Limited (M2FX) on January 7, 2016 for a purchase price of $19.0 million. M2FX is a manufacturer of fiber optic cable and fiber protective solutions for broadband access and telecommunications networks. M2FX is located in the United Kingdom. The results of M2FX have been included in our Consolidated Financial Statements from January 7, 2016, and are reported within the Broadcast segment. The M2FX acquisition was not material to our financial position or results of operations. Of the total purchase price, $3.2 million was deferred as estimated earn-out consideration. We determined the estimated fair value of the earn-out with the assistance of a third party valuation specialist using a probability weighted discounted cash flow model. The estimated earn-out was scheduled to be paid in early 2017, however, the financial targets tied to the earn-out were not achieved. We reduced the earn-out liability to zero as of December 31, 2016 and recognized a $3.2 million benefit in Selling, General and Administrative expenses in the Consolidated Statements of Operations. This benefit was excluded from Segment EBITDA of our Broadcast segment.

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

Cash	$2,364
Receivables	37,792
Inventories	603
Other current assets	2,453
Property, plant and equipment	10,021
Goodwill	462,215
Intangible assets	306,000
Other non-current assets	659
Total assets	822,107
Accounts payable	3,142
Accrued liabilities	12,142
Deferred revenue	8,000
Deferred income taxes	95,074
Other non-current liabilities	540
Total liabilities	118,898
Net assets	$703,209
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

	Estimated Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technology	$210,000	5.8
Customer relationships	56,000	15
Backlog	3,000	1
Total intangible assets subject to amortization	269,000
Intangible assets not subject to amortization:
Goodwill	462,215
Trademarks	31,000
In-process research and development	6,000
Total intangible assets not subject to amortization	499,215
Total intangible assets	$768,215
Weighted average amortization period		7.7
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

Cash	$2,517
Receivables	5,894
Inventories	2,731
Other current assets	332
Property, plant and equipment	767
Goodwill	56,923
Intangible assets	40,800
Other non-current assets	622
Total assets	110,586
Accounts payable	2,544
Accrued liabilities	2,807
Other non-current liabilities	1,132
Total liabilities	6,483
Net assets	$104,103
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

Cash	$9,451
Receivables	67,354
Inventories	18,593
Other current assets	4,172
Property, plant and equipment	22,460
Goodwill	131,070
Intangible assets	95,500
Other non-current assets	17,101
Total assets	365,701
Accounts payable	51,276
Accrued liabilities	62,672
Deferred revenue	14,000
Postretirement benefits	16,538
Deferred income taxes	1,827
Other non-current liabilities	1,199
Total liabilities	147,512
Net assets	$218,189
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
Our consolidated revenues and consolidated income (loss) from continuing operations before taxes for the year ended December 31, 2014 included $196.2 million and ($58.5) million, respectively, from Grass Valley. Our consolidated income from continuing operations before taxes for the year ended December 31, 2014 included $8.6 million of amortization of intangible assets and $6.9 million of cost of sales related to the adjustment of acquired inventory to fair value. We also recognized certain severance, restructuring, and acquisition integration costs in the 2014 related to Grass Valley. See Note 13.

The following table illustrates the unaudited pro forma effect on operating results as if the Grass Valley and ProSoft acquisitions had been completed as of January 1, 2013.

Year ended December 31, 2014
(In thousands, except per share data) (Unaudited)
Revenues	$2,401,200
Income from continuing operations	67,956
Diluted income per share from continuing operations attributable to Belden stockholders	$1.54
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

Note 4: Assets Held for Sale

We classify assets and liabilities as held for sale (disposal group) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When we classify a disposal group as held for sale, we test for impairment. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less costs to sell. We also cease depreciation and amortization for assets classified as held for sale.

During the fourth quarter of 2016, we committed to a plan to sell our MCS business and Hirschmann JV and determined that we met all of the criteria to classify the assets and liabilities of these businesses as held for sale. The MCS business is part of the Industrial Connectivity segment and the Hirschmann JV is an equity method investment that is not included in an operating segment. We have reached an agreement in principle to sell this disposal group for a total sales price of $39 million. The carrying value of disposal group exceeded the fair value less costs to sell, which we determined based on the expected sales price, by $23.9 million. Therefore, we recognized an impairment charge equal to this amount in the fourth quarter of 2016. The following table provides the major classes of assets and liabilities classified as held for sale. In addition, the disposal group had $15.7 million of accumulated other comprehensive losses at December 31, 2016.

December 31, 2016
(In thousands)
Receivables, net	$4,551
Inventories, net	2,848
Other current assets	1,131
Property, plant, and equipment	1,946
Intangible assets	4,405
Goodwill	5,477
Other long-lived assets	26,766
Total assets of disposal group	47,124
Impairment of assets held for sale	(23,931)
Total assets held for sale	$23,193
Accrued liabilities	$1,288
Postretirement benefits	448
Total liabilities held for sale	$1,736

Note 5: Discontinued Operations
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
In 2010, we completed the sale of Trapeze Networks, Inc. (Trapeze) for $152.1 million and recognized a pre-tax gain of $88.3 million ($44.8 million after-tax). At the time the transaction closed, a portion of the sale price was placed in escrow as partial security for our indemnity obligations under the sale agreement. During 2015, we agreed to a final settlement with the buyer of Trapeze regarding the escrow, and collected $3.5 million of the escrow receivable and recognized a $0.2 million ($0.1 million net of tax) loss from disposal of discontinued operations. Additionally, we recognized a $0.2 million net loss from discontinued operations for income tax expense related to this disposed business in 2015. In 2014, we recognized $0.6 million of income from discontinued operations due to the reversal of an uncertain tax position liability related to this disposed business.
Note 6: Operating Segments and Geographic Information

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
Operating Segment Information

Broadcast Solutions	Years ended December 31,
	2016	2015	2014
	(In thousands)
Segment revenues	$769,753	$739,970	$757,767
Affiliate revenues	744	916	821
Segment EBITDA	137,870	113,638	116,966
Depreciation expense	16,229	16,295	15,854
Amortization of intangibles	47,248	49,812	49,562
Severance, restructuring, and acquisition integration costs	10,414	39,078	48,440
Purchase accounting effects of acquisitions	(2,991)	132	8,574
Deferred gross profit adjustments	1,774	2,446	10,777
Patent settlement	(5,554)	—	—
Acquisition of property, plant and equipment	15,713	27,365	17,091
Segment assets	325,396	346,095	378,024

Enterprise Connectivity Solutions	Years ended December 31,
	2016	2015	2014
	(In thousands)
Segment revenues	$603,188	$605,910	$626,614
Affiliate revenues	5,977	5,322	8,467
Segment EBITDA	101,298	100,214	89,352
Depreciation expense	13,226	12,591	14,443
Amortization of intangibles	1,718	1,720	1,827
Severance, restructuring, and acquisition integration costs	11,962	723	3,435
Purchase accounting effects of acquisitions	912	52	608
Acquisition of property, plant and equipment	22,679	10,323	13,395
Segment assets	246,564	238,400	259,344

Industrial Connectivity Solutions	Years ended December 31,
	2016	2015	2014
	(In thousands)
Segment revenues	$585,476	$603,350	$682,374
Affiliate revenues	1,325	1,613	2,927
Segment EBITDA	101,248	99,941	106,097
Depreciation expense	11,038	11,235	11,145
Amortization of intangibles	2,394	3,154	1,236
Severance, restructuring, and acquisition integration costs	9,923	6,228	11,953
Purchase accounting effects of acquisitions	—	334	1,328
Acquisition of property, plant and equipment	10,486	8,836	10,053
Segment assets	226,306	231,265	255,997

Industrial IT Solutions	Years ended December 31,
	2016	2015	2014
	(In thousands)
Segment revenues	$235,441	$244,303	$253,464
Affiliate revenues	79	70	54
Segment EBITDA	45,067	43,253	47,927
Depreciation expense	2,396	2,293	2,294
Amortization of intangibles	6,016	5,859	5,801
Severance, restructuring, and acquisition integration costs	6,320	169	6,999
Purchase accounting effects of acquisitions	—	32	2,030
Acquisition of property, plant and equipment	1,347	2,039	1,903
Segment assets	58,845	55,285	67,417

Network Security Solutions	Years ended December 31,
	2016	2015	2014
	(In thousands)
Segment revenues	$163,947	$167,050	$—
Affiliate revenues	—	8	—
Segment EBITDA	47,706	44,620	—
Depreciation expense	4,319	4,137	—
Amortization of intangibles	41,009	43,246	—
Severance, restructuring, and acquisition integration costs	151	972	—
Purchase accounting effects of acquisitions	—	9,197	—
Deferred gross profit adjustments	4,913	50,430	—
Acquisition of property, plant and equipment	3,357	5,009	—
Segment assets	56,887	63,235	—

Total Segments	Years ended December 31,
	2016	2015	2014
	(In thousands)
Segment revenues	$2,357,805	$2,360,583	$2,320,219
Affiliate revenues	8,125	7,929	12,269
Segment EBITDA	433,189	401,666	360,342
Depreciation expense	47,208	46,551	43,736
Amortization of intangibles	98,385	103,791	58,426
Severance, restructuring, and acquisition integration costs	38,770	47,170	70,827
Purchase accounting effects of acquisitions	(2,079)	9,747	12,540
Deferred gross profit adjustments	6,687	52,876	10,777
Patent settlement	(5,554)	—	—
Acquisition of property, plant and equipment	53,582	53,572	42,442
Segment assets	913,998	934,280	960,782

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Total Segment Revenues	$2,357,805	$2,360,583	$2,320,219
Deferred revenue adjustments (2)	(6,687)	(51,361)	(11,954)
Patent settlement (4)	5,554	—	—
Consolidated Revenues	$2,356,672	$2,309,222	$2,308,265
Total Segment EBITDA	$433,189	$401,666	$360,342
Amortization of intangibles	(98,385)	(103,791)	(58,426)
Impairment of assets held for sale (1)	(23,931)	—	—
Deferred gross profit adjustments (2)	(6,687)	(52,876)	(10,777)
Severance, restructuring, and acquisition integration costs (3)	(38,770)	(47,170)	(70,827)
Depreciation expense	(47,208)	(46,551)	(43,736)
Patent settlement (4)	5,554	—	—
Purchase accounting effects related to acquisitions (5)	2,079	(9,747)	(12,540)
Income from equity method investment	1,793	1,770	3,955
Eliminations	(3,781)	(2,748)	(4,872)
Consolidated operating income	223,853	140,553	163,119
Interest expense, net	(95,050)	(100,613)	(81,573)
Loss on debt extinguishment	(2,342)	—	—
Consolidated income from continuing operations before taxes	$126,461	$39,940	$81,546

(1)	For the year ended December 31, 2016, we recognized a $23.9 million impairment of assets held for sale. See Note 4, Assets Held for Sale, for details.

(2)
Both our consolidated revenues and gross profit were negatively impacted by the reduction of the acquired deferred revenue balance to fair value associated with our acquisition of Tripwire. See Note 3, Acquisitions.

(3)	See Note 13, Severance, Restructuring, and Acquisition Integration Activities, for details.

(4)	Both our consolidated revenues and gross profit were positively impacted by royalty revenues received during 2016 that related to years prior to 2016 as a result of a patent settlement.

(5)
In 2016, we made a $3.2 million adjustment to reduce the earn-out liability associated with the M2FX acquisition. This adjustment was partially offset by $0.8 million and $0.2 million of cost of sales related to the adjustment of acquired inventory to fair value related our Enterprise segment and M2FX acquisition, respectively. In 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast. In 2014, we recognized $8.3 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisitions of Grass Valley and ProSoft.

Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Total segment assets	$913,998	$934,280	$960,782
Cash and cash equivalents	848,116	216,751	741,162
Goodwill	1,385,995	1,385,115	943,374
Intangible assets, less accumulated amortization	560,082	655,871	461,292
Deferred income taxes	33,706	34,295	60,652
Income tax receivable	—	3,787	4,953
Corporate assets	64,906	60,503	59,987
Total assets	$3,806,803	$3,290,602	$3,232,202
Total segment acquisition of property, plant and equipment	$53,582	$53,572	$42,442
Corporate acquisition of property, plant and equipment	392	1,397	3,017
Total acquisition of property, plant and equipment	$53,974	$54,969	$45,459

Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2016, 2015 and 2014 for the following countries: the U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2016
Revenues	$1,283,925	$159,985	$114,605	$104,214	$693,943	$2,356,672
Percent of total revenues	55%	7%	5%	4%	29%	100%
Long-lived assets	$193,263	$31,278	$30,487	$32,386	$60,654	$348,068
Year ended December 31, 2015
Revenues	$1,270,467	$170,522	$114,863	$103,106	$650,264	$2,309,222
Percent of total revenues	55%	7%	5%	4%	29%	100%
Long-lived assets	$188,032	$27,315	$62,794	$35,588	$64,434	$378,163
Year ended December 31, 2014
Revenues	$1,134,721	$194,149	$132,330	$120,297	$726,768	$2,308,265
Percent of total revenues	49%	8%	6%	5%	32%	100%
Long-lived assets	$169,080	$29,773	$70,574	$40,557	$70,727	$380,711
Major Customer
Revenues generated from sales to the distributor Anixter International Inc., primarily in the Industrial Connectivity and Enterprise Connectivity segments, were $286.2 million (12% of revenues), $281.9 million (12% of revenues), and $290.5 million (13% of revenues) for 2016, 2015, and 2014, respectively. At December 31, 2016, we had $26.5 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 7% of our total accounts receivable outstanding at December 31, 2016.
Note 7: Noncontrolling Interest
In 2015, we entered into a joint venture agreement with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial IT products and integrated solutions to customers in China. Belden and Hite contributed $1.53 million and $1.47 million, respectively, to the joint venture in 2015, reflecting ownership percentages of 51% and 49%, respectively. Belden and Hite are committed to fund an additional $1.53 million and $1.47 million to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net loss attributable to noncontrolling interest in the consolidated statements of operations. The joint venture is not material to our consolidated financial statements as of or for the year ended December 31, 2016 or December 31, 2015.

Note 8: Income Per Share
The following table presents the basis of the income per share computation:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Numerator:
Income from continuing operations	$127,646	$66,508	$74,432
Less: Net loss attributable to noncontrolling interest	(357)	(24)	—
Less: Preferred stock dividends	15,428	—	—
Income from continuing operations attributable to Belden common stockholders	112,575	66,532	74,432
Income (loss) from discontinued operations, net of tax, attributable to Belden common stockholders	—	(242)	579
Loss from disposal of discontinued operations, net of tax, attributable to Belden common stockholders	—	(86)	(562)
Net income attributable to Belden common stockholders	$112,575	$66,204	$74,449
Denominator:
Weighted average shares outstanding, basic	42,093	42,390	43,273
Effect of dilutive common stock equivalents	464	563	724
Weighted average shares outstanding, diluted	42,557	42,953	43,997
For the years ended December 31, 2016, 2015, and 2014, diluted weighted average shares outstanding do not include outstanding equity awards of 0.6 million, 0.4 million, and 0.2 million, respectively, because to do so would have been anti-dilutive. Furthermore, for the year ended December 31, 2016, diluted weighted average shares outstanding do not include the weighted average impact of preferred shares that are convertible into 3.0 million common shares because to do so would have been anti-dilutive.
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
Note 9: Inventories
The major classes of inventories were as follows:

	December 31,
	2016	2015
	(In thousands)
Raw materials	$90,019	$92,929
Work-in-process	25,166	27,730
Finished goods	99,784	97,814
Gross inventories	214,969	218,473
Excess and obsolete reserves	(24,561)	(22,531)
Net inventories	$190,408	$195,942

Note 10: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2016	2015
	(In thousands)
Land and land improvements	$28,462	$29,235
Buildings and leasehold improvements	136,230	135,154
Machinery and equipment	499,400	483,773
Computer equipment and software	123,909	112,888
Construction in process	35,191	28,274
Gross property, plant and equipment	823,192	789,324
Accumulated depreciation	(513,901)	(478,695)
Net property, plant and equipment	$309,291	$310,629
Depreciation Expense
We recognized depreciation expense in income from continuing operations of $47.2 million, $46.6 million, and $43.7 million in 2016, 2015, and 2014, respectively.
Note 11: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$1,385,995	$—	$1,385,995	$1,385,115	$—	$1,385,115
Definite-lived intangible assets subject to amortization:
Customer relationships	$309,112	$(77,872)	$231,240	$309,573	$(61,641)	$247,932
Developed technology	420,928	(239,233)	181,695	416,817	(170,576)	246,241
Trademarks	20,534	(10,915)	9,619	19,417	(7,255)	12,162
Backlog	12,638	(12,638)	—	12,559	(12,559)	—
In-service research and development	22,977	(9,121)	13,856	14,238	(4,723)	9,515
Total intangible assets subject to amortization	786,189	(349,779)	436,410	772,604	(256,754)	515,850
Indefinite-lived intangible assets not subject to amortization:
Trademarks	121,972	—	121,972	129,671	—	129,671
In-process research and development	1,700	—	1,700	10,350	—	10,350
Total intangible assets not subject to amortization	123,672	—	123,672	140,021	—	140,021
Intangible assets	$909,861	$(349,779)	$560,082	$912,625	$(256,754)	$655,871

Segment Allocation of Goodwill and Trademarks
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Broadcast	Enterprise	Industrial Connectivity	Industrial IT	Network Security	Consolidated
	(In thousands)
Balance at December 31, 2014	$550,362	$73,278	$200,053	$119,681	$—	$943,374
Acquisitions and purchase accounting adjustments	11,481	—	1,614	730	462,215	476,040
Translation impact	(25,455)	—	(4,948)	(3,896)	—	(34,299)
Balance at December 31, 2015	$536,388	$73,278	$196,719	$116,515	$462,215	$1,385,115
Acquisitions and purchase accounting adjustments	8,492	—	—	—	—	8,492
Translation impact	(838)	—	80	(1,377)	—	(2,135)
Reclassify to assets held for sale	—	—	(5,477)	—	—	(5,477)
Balance at December 31, 2016	$544,042	$73,278	$191,322	$115,138	$462,215	$1,385,995
The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Broadcast	Enterprise	Industrial Connectivity	Industrial IT	Network Security	Consolidated
	(In thousands)
Balance at December 31, 2014	$83,120	$4,063	$10,744	$5,113	$—	$103,040
Acquisitions and purchase accounting adjustments	—	—	—	—	31,000	31,000
Translation impact	(2,198)	—	(1,654)	(517)	—	(4,369)
Balance at December 31, 2015	$80,922	$4,063	$9,090	$4,596	$31,000	$129,671
Translation impact	(4,635)	—	40	(199)	—	(4,794)
Reclassify to assets held for sale	—	—	(2,905)	—	—	(2,905)
Balance at December 31, 2016	$76,287	$4,063	$6,225	$4,397	$31,000	$121,972
Impairment
The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2016 goodwill impairment test, we performed a quantitative assessment for five of our reporting units and determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows. We determined that the fair values of the reporting units were substantially in excess of the carrying values; therefore, we did not record any goodwill impairment for the five reporting units. We performed a qualitative assessment for the remaining seven of our reporting units, and we determined that it was more likely than not that the fair value was greater than the carrying value. Therefore, we did not record any goodwill impairment for the seven reporting units. We also did not recognize any goodwill impairment in 2015 or 2014 based on the results of our annual goodwill impairment testing.
Similar to the quantitative goodwill impairment test, we determined the estimated fair values of our indefinite-lived trademarks by calculating the present values of the estimated cash flows (using Level 3 inputs) attributable to the respective trademarks. We did not recognize any trademark impairment charges in 2016, 2015, or 2014.

Amortization Expense
We recognized amortization expense in income from continuing operations of $98.4 million, $103.8 million, and $58.4 million in 2016, 2015, and 2014, respectively. We expect to recognize annual amortization expense of $88.4 million in 2017, $73.2 million in 2018, $63.1 million in 2019, $48.4 million in 2020, and $18.2 million in 2021 related to our intangible assets balance as of December 31, 2016.
The weighted-average amortization period for our customer relationships, developed technology, trademarks, and in-service research and development is 18.9 years, 5.3 years, 5.0 years, and 4.6 years, respectively.
Note 12: Accounts Payable and Accrued Liabilities
The carrying values of accounts payable and accrued liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Accounts payable	$258,203	$223,514
Current deferred revenue	80,503	101,460
Wages, severance and related taxes	76,157	86,389
Accrued rebates	33,071	29,997
Employee benefits	24,395	27,482
Accrued interest	27,202	25,188
Other (individual items less than 5% of total current liabilities)	69,012	52,733
Accounts payable and accrued liabilities	$568,543	$546,763

The majority of our accounts payable balance is due to trade creditors. Our accounts payable balance as of December 31, 2016 and 2015 included $12.4 million and $11.8 million, respectively, of amounts due to banks under a commercial acceptance draft program. All accounts payable outstanding under the commercial acceptance draft program are expected to be settled within one year.
See further discussion of the accrued severance balance in Note 13 below.
Note 13: Severance, Restructuring, and Acquisition Integration Activities

Industrial Restructuring Program: 2015-2016
Both our Industrial Connectivity and Industrial IT segments have been negatively impacted by a decline in sales volume. Global demand for industrial products has been negatively impacted by the strengthened U.S. dollar and lower energy prices. Our customers have reduced capital spending in response to these conditions, and we expect these conditions to continue to negatively impact our industrial segments sales volume. In response to these industrial market conditions, we began to execute a restructuring program in the fourth fiscal quarter of 2015 to reduce our cost structure. We recognized approximately $9.7 million and $3.3 million of severance and other restructuring costs for this program during 2016 and 2015, respectively. We do not expect to incur any additional severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we began to realize in the first fiscal quarter of 2016.

Industrial Manufacturing Footprint Program: 2016
In further response to the industrial market conditions described above, in the first quarter of 2016 we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed by the end of 2017. We recognized $17.8 million of severance and other restructuring costs for this program during 2016. The costs were incurred by the Enterprise and Industrial Connectivity segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $15 million of additional severance and other restructuring costs for this program in 2017. We expect the program to generate approximately $10 million of savings on an annualized basis, beginning in the second half of 2017.

Grass Valley Restructuring Program: 2015-2016
Our Broadcast segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products beginning in 2015. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers have deferred their capital spending as they navigate through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third fiscal quarter of 2015 to reduce our cost structure. We recognized approximately $8.7 million and $25.4 million of severance and other restructuring costs for this program during 2016 and 2015, respectively. We do not expect to incur any additional severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth fiscal quarter of 2015.

Productivity Improvement Program and Acquisition Integration: 2014-2016
In 2014, we began a productivity improvement program and the integration of our acquisition of Grass Valley. The productivity improvement program focused on improving the productivity of our sales, marketing, finance, and human resources functions relative to our peers. The majority of the costs for the productivity improvement program related to the Industrial Connectivity, Enterprise, and Industrial IT segments. We expected the productivity improvement program to reduce our operating expenses by approximately $18 million on an annualized basis, and we are substantially realizing such benefits. The restructuring and integration activities related to our acquisition of Grass Valley focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. The Grass Valley costs related to our Broadcast segment. In 2014, we recorded $70.8 million of severance, restructuring, and integration costs. In 2015, we recorded $18.5 million of such costs related to these two significant programs, as well as other cost reduction actions and the integration of our acquisitions of ProSoft, Coast, and Tripwire. In 2016, we recognized $2.6 million of costs, primarily related to our 2016 acquisition of M2FX. We do not expect to incur any significant, additional costs for this program.
The following tables summarize the costs by segment of the various programs described above:

Year Ended December 31, 2016	Severance	Other Restructuring and Integration Costs	Total Costs
		(In thousands)
Broadcast Solutions	$(116)	$10,530	$10,414
Enterprise Connectivity Solutions	636	11,326	11,962
Industrial Connectivity Solutions	2,828	7,095	9,923
Industrial IT Solutions	3,734	2,586	6,320
Network Security Solutions	—	151	151
Total	$7,082	$31,688	$38,770
Year Ended December 31, 2015
Broadcast Solutions	$16,694	$22,384	$39,078
Enterprise Connectivity Solutions	(186)	909	723
Industrial Connectivity Solutions	3,309	2,919	6,228
Industrial IT Solutions	(728)	897	169
Network Security Solutions	12	960	972
Total	$19,101	$28,069	$47,170
Year Ended December 31, 2014
Broadcast Solutions	$20,025	$28,532	$48,557
Enterprise Connectivity Solutions	2,183	1,135	3,318
Industrial Connectivity Solutions	9,732	2,221	11,953
Industrial IT Solutions	5,314	1,685	6,999
Total	$37,254	$33,573	$70,827

The other restructuring and integration costs in 2016 primarily consisted of non-cash pension settlement charges due in part to our restructuring activities as well as equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The other restructuring and integration costs in 2015 and 2014 primarily consisted of costs of integrating manufacturing operations, such as relocating inventory on a global basis, retention bonuses, relocation, travel, reserves for inventory obsolescence as a result of product line integration, costs to consolidate operating and support facilities, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.

Of the total severance, restructuring, and acquisition integration costs recognized during 2016, $12.3 million, $25.7 million, and $0.8 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized during 2015, $9.4 million, $31.7 million, and $6.1 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance and other restructuring costs recognized during 2014, $20.7 million, $46.5 million, and $3.6 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.

Accrued Severance
The table below sets forth the activity that occurred for the programs described above with significant severance costs. The balances are included in accrued liabilities.

	Grass Valley Restructuring	Industrial Restructuring

Balance at December 31, 2015	$12,076	$2,947
New charges	886	2,919
Cash payments	(4,404)	(1,967)
Foreign currency translation	167	94
Other adjustments	(1,528)	—
Balance at April 3, 2016	$7,197	$3,993
New charges	251	1,489
Cash payments	(3,356)	(1,685)
Foreign currency translation	(13)	(42)
Other adjustments	(360)	—
Balance at July 3, 2016	$3,719	$3,755
New charges	148	1,287
Cash payments	(1,945)	(743)
Foreign currency translation	32	51
Other adjustments	(262)	—
Balance at October 2, 2016	$1,692	$4,350
New charges	749	885
Cash payments	(829)	(645)
Foreign currency translation	(90)	(259)
Balance at December 31, 2016	$1,522	$4,331
The other adjustments in the three months ended April 3, 2016 and July 3, 2016 were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken.
We expect the remaining amounts of these liabilities to be paid during 2017.
Note 14: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2016	2015
	(In thousands)
Revolving credit agreement due 2018	$—	$50,000
Variable rate term loan due 2020	—	243,965
Senior subordinated notes:
4.125% Senior subordinated notes due 2026	209,081	—
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	529,146	553,835
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221
Total senior subordinated notes	1,643,448	1,459,056
Total gross debt and other borrowing arrangements	1,643,448	1,753,021
Less unamortized debt issuance costs	(23,287)	(25,239)
Total net debt and other borrowing arrangements	1,620,161	1,727,782
Less current maturities of Term Loan	—	(2,500)
Long-term debt	$1,620,161	$1,725,282

Revolving Credit Agreement due 2018
Our revolving credit agreement provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. In January 2015, we borrowed $200.0 million under the Revolver in order to fund a portion of the purchase price for the acquisition of Tripwire (see Note 3). We repaid $150.0 million and $50.0 million of the Revolver borrowings during 2015 and 2016, respectively. As of December 31, 2016, we had no borrowings outstanding on our revolver, and our available borrowing capacity was $276.4 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%—1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.
Variable Rate Term Loan due 2020
In 2013, we borrowed $250.0 million under a Term Loan Credit Agreement (the Term Loan). The Term Loan was secured on a second lien basis by the assets securing the Revolving Credit Agreement due 2018 discussed above and on a first lien basis by the stock of certain of our subsidiaries. The borrowings under the Term Loan were scheduled to mature in 2020 and required quarterly amortization payments of approximately $0.6 million. Interest under the Term Loan was variable, based upon the three-month LIBOR plus an applicable spread. During 2016, we paid off the Term Loan with the net proceeds from the 2026 Notes, and recognized a $2.3 million loss on debt extinguishment for unamortized debt issuance costs associated with the Term Loan.
Senior Subordinated Notes
In October 2016, we completed an offering for €200.0 million ($222.2 million at issuance) aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2024, 2023, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year, beginning on April 15, 2017. We paid approximately $3.9 million of fees associated with the issuance of the 2026 Notes, which are being amortized over the life of the 2026 Notes using the effective interest method. We used the net proceeds from the transaction to pay off the variable rate Term Loan due 2020 discussed above.

In June 2014, we issued $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2026, 2023, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year. We paid approximately $4.2 million of fees associated with the issuance of the 2024 Notes, which are being amortized over the life of the 2024 Notes using the effective interest method. We used the net proceeds from the transaction for general corporate purposes.
In March 2013, we issued €300.0 million ($388.2 million at issuance) aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In November 2014, we issued an additional €200.0 million ($247.5 million at issuance) aggregate principal amount of 2023 Notes. The carrying value of the 2023 Notes as of December 31, 2016 is $529.1 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2026, 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year. We paid $12.7 million of fees associated with the issuance of the 2023 Notes, which are being amortized over the life of the notes using the effective interest method. We used the net proceeds from the transactions to repay amounts outstanding under the revolving credit component of our previously outstanding Senior Secured Facility and for general corporate purposes.
We have outstanding $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 (the 2022 Notes). The 2022 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2022 Notes rank equal in right of payment with our senior subordinated notes due 2026, 2024, 2023, and 2019, and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 1 and September 1 of each year.

We have outstanding $5.2 million aggregate principal amount of our senior subordinated notes due 2019 (the 2019 Notes). The 2019 Notes have a coupon interest rate of 9.25% and an effective interest rate of 9.75%. The interest on the 2019 Notes is payable semiannually on June 15 and December 15. The 2019 notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2026, 2024, 2023, and 2022, and with any future senior subordinated debt, and are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver.
The senior subordinated notes due 2019, 2022, 2023, 2024 and 2026 are redeemable currently, after September 1, 2017, April 15, 2018, July 15, 2019, and October 15, 2021, respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2019		2022		2023		2024		2026
Year	Percentage	Year	Percentage	Year	Percentage	Year	Percentage	Year	Percentage
2016	101.542%	2017	102.750%	2018	102.750%	2019	102.625%	2021	102.063%
2017 and thereafter	100.000%	2018	101.833%	2019	101.833%	2020	101.750%	2022	101.375%
		2019	100.917%	2020	100.917%	2021	100.875%	2023	100.688%
		2020 and thereafter	100.000%	2021 and thereafter	100.000%	2022 and thereafter	100.000%	2024 and thereafter	100.000%
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2016 was approximately $1,693.2 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,643.4 million as of December 31, 2016.

Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2016 are as follows (in thousands):

2017	$—
2018	—
2019	5,221
2020	—
2021	—
Thereafter	1,638,227
$1,643,448

Note 15:  Net Investment Hedge
On October 10, 2016, we issued EUR 200 million senior subordinated notes due 2026. The notes were issued by Belden Inc., a USD functional currency ledger. We have designated this foreign denominated debt as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in exchange rates. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment at December 31, 2016 was $13.0 million.

Note 16: Income Taxes

	Years ended December 31,
	2016	2015	2014
		(In thousands)
Income (loss) from continuing operations before taxes:
United States operations	$(25,615)	$(6,924)	$14,042
Foreign operations	152,076	46,864	67,504
Income from continuing operations before taxes	$126,461	$39,940	$81,546
Income tax expense (benefit):
Currently payable
United States federal	$2,981	$—	$6,701
United States state and local	(1,038)	1,789	1,617
Foreign	26,906	17,317	16,592
	28,849	19,106	24,910
Deferred
United States federal	(27,677)	(23,709)	(9,662)
United States state and local	(3,139)	(2,257)	(746)
Foreign	782	(19,708)	(7,388)
	(30,034)	(45,674)	(17,796)
Income tax expense (benefit)	$(1,185)	$(26,568)	$7,114

In addition to the above income tax expense (benefit) associated with continuing operations, we also recorded income tax expense (benefit) associated with discontinued operations of $0.0 million, $0.2 million, and $(0.9) million in 2016, 2015, and 2014, respectively.

	Years Ended December 31,
	2016	2015	2014
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	(0.9)%	(2.6)%	0.8%
Impact of change in tax contingencies	2.4%	(4.2)%	(7.1)%
Foreign income tax rate differences	(14.0)%	(8.4)%	(17.6)%
Impact of change in deferred tax asset valuation allowance	(7.3)%	(28.6)%	4.7%
Impact of change in legal entity tax status	(5.5)%	—%	—%
Impact of non-taxable interest income	(4.9)%	(15.6)%	(9.2)%
Domestic permanent differences & tax credits	(5.7)%	(42.1)%	2.1%
	(0.9)%	(66.5)%	8.7%
In 2016, the most significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of foreign tax rate differences. The statutory tax rates associated with our foreign earnings are generally lower than the statutory U.S. tax rate of 35%. The foreign tax rate differences are most significant in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences resulted in an income tax benefit of $17.7 million, $3.4 million, and $14.4 million in 2016, 2015, and 2014, respectively. Additionally, in 2016 and 2015, our income tax expense was reduced by $2.9 million and $2.5 million, respectively, due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2022.
An additional significant difference between the U.S. federal statutory tax rate and our effective tax rate was the impact of domestic permanent differences and tax credits. We recognized a total income tax benefit from domestic permanent differences and tax credits of $13.5 million in 2016. Approximately $13.3 million of that benefit stems from being able to recognize a significant balance of foreign tax credits related to one of our foreign jurisdictions as a result of implementing a tax planning strategy, net of the U.S. income tax consequences.

An additional factor impacting the income tax benefit for 2016 was the reduction of deferred tax valuation allowances related to certain net operating loss carryforwards in several of our foreign jurisdictions. Based on implemented tax planning strategies, a significant portion of the net operating loss carryforwards in these jurisdictions have become realizable, and we realized a net tax benefit of $9.2 million related to changes in the valuation allowance.

We also recognized a $7.0 million tax benefit in 2016 for the reduction of deferred tax liabilities related to a previously completed acquisition. We successfully secured a Private Letter Ruling from the Internal Revenue Service that effectively increased the tax basis in the acquired assets to the full fair value. Accordingly, a book-tax difference was eliminated, and we reversed deferred tax liabilities previously recorded, resulting in the $7.0 million tax benefit.

	December 31,
	2016	2015
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(179,229)	$(203,736)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	35,500	32,831
Reserves and accruals	22,795	44,345
Net operating loss and tax credit carryforwards	245,135	231,892
Valuation allowances	(104,771)	(117,071)
	198,659	191,997
Net deferred income tax asset (liability)	$19,430	$(11,739)
The decrease in deferred income tax liabilities during 2016 is primarily due to the amortization of intangible assets as well as the elimination of deferred taxes on a previously completed acquisition, as discussed above. The decrease in our deferred tax valuation allowance is primarily due to certain net operating loss carryforwards becoming realizable, as discussed above, as well as the impact of foreign currency translation.

As of December 31, 2016, we had $526.2 million of net operating loss carryforwards and $112.5 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $17.3 million in 2016, $13.1 million in 2017, $0.4 million in 2018, $34.2 million between 2019 and 2021, and $157.5 million between 2022 and 2036. Net operating losses with an indefinite carryforward period total $303.7 million. Of the $526.2 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $183.9 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.
Unless otherwise utilized, tax credit carryforwards of $112.5 million will expire as follows: $12.1 million in 2018, $15.4 million between 2019 and 2021, and $78.5 million between 2022 and 2036. Tax credit carryforwards with an indefinite carryforward period total $6.5 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $110.2 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.
The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2016 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
France	$233,507
United States - various states	169,179
Luxembourg	25,033
Japan	23,651
Australia	12,819
Germany	12,686
Netherlands	8,999
Other	40,369
Total	$526,243

Tax Credit Carryforwards
(In thousands)
United States	$95,181
Canada	17,282
Total	$112,463

It is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As a result, as of December 31, 2016, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $590.3 million of the undistributed earnings of foreign subsidiaries that are considered permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of the deferred tax liability related to investments in these foreign subsidiaries that would be payable if we were not indefinitely reinvested.

In 2016, we recognized a net $3.2 million increase to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2016	2015
	(In thousands)
Balance at beginning of year	$7,293	$10,057
Additions based on tax positions related to the current year	507	544
Additions for tax positions of prior years	2,675	638
Reductions for tax positions of prior years - Settlement	—	(3,765)
Reduction for tax positions of prior years - Statute of limitations	(1)	(181)
Balance at end of year	$10,474	$7,293
The additions for tax positions of prior years relates to an income tax audit of a foreign jurisdiction. The balance of $10.5 million at December 31, 2016, reflects tax positions that, if recognized, would impact our effective tax rate.
As of December 31, 2016, we believe it is reasonably possible that $2.9 million of unrecognized tax benefits will change within the next twelve months primarily attributable to the expected completion of tax audits in foreign jurisdictions.
Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. During 2016, 2015, and 2014, we recognized reductions of interest expense of $(0.2) million, $0.0 million, and $(1.1) million, respectively, related to uncertain tax positions. We have approximately $1.2 million and $1.4 million accrued for the payment of interest and penalties as of December 31, 2016 and 2015, respectively.
Our federal tax return for the tax years 2013 and later remain subject to examination by the Internal Revenue Service. Our state and foreign income tax returns for the tax years 2011 and later remain subject to examination by various state and foreign tax authorities.

Note 17: Pension and Other Postretirement Benefits
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
Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2016, 2015, and 2014 was $13.5 million, $12.6 million, and $11.8 million, respectively.
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

	Pension Benefits		Other Benefits
Years Ended December 31,	2016	2015	2016	2015
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(275,205)	$(300,339)	$(32,313)	$(39,169)
Service cost	(4,981)	(5,505)	(46)	(52)
Interest cost	(8,909)	(9,116)	(1,259)	(1,301)
Participant contributions	(106)	(109)	(7)	(5)
Actuarial gain (loss)	(16,250)	12,108	578	1,720
Settlements	29,256	1,579	—	—
Curtailments	227	128	—	—
Foreign currency exchange rate changes	10,723	12,132	(580)	4,691
Benefits paid	8,764	13,917	1,589	1,803
Benefit obligation, end of year	$(256,481)	$(275,205)	$(32,038)	$(32,313)

	Pension Benefits		Other Benefits
Years Ended December 31,	2016	2015	2016	2015
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$204,372	$216,754	$—	$—
Actual return on plan assets	18,832	2,569	—	—
Employer contributions	5,698	5,706	1,582	1,798
Plan participant contributions	106	109	7	5
Settlements	(28,841)	(1,579)	—	—
Foreign currency exchange rate changes	(9,033)	(5,270)	—	—
Benefits paid	(8,764)	(13,917)	(1,589)	(1,803)
Fair value of plan assets, end of year	$182,370	$204,372	$—	$—

Funded status, end of year	$(74,111)	$(70,833)	$(32,038)	$(32,313)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$3,148	$7,219	$—	$—
Accrued benefit liability (current)	(3,022)	(3,173)	(1,778)	(1,962)
Liabilities held for sale	(447)	—	—	—
Accrued benefit liability (noncurrent)	(73,790)	(74,879)	(30,260)	(30,351)
Net funded status	$(74,111)	$(70,833)	$(32,038)	$(32,313)

The accumulated benefit obligation for all defined benefit pension plans was $253.9 million and $272.5 million at December 31, 2016 and 2015, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $205.8 million, $203.1 million, and $128.5 million, respectively, as of December 31, 2016, and were $228.3 million, $225.4 million, and $150.2 million, respectively, as of December 31, 2015. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation less than plan assets were $50.7 million, $50.7 million, and $53.9 million, respectively, as of December 31, 2016 and were $46.9 million, $47.1 million, and $54.1 million, respectively, as of December 31, 2015.

The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2016	2015	2014	2016	2015	2014
			(In thousands)
Components of net periodic benefit cost:
Service cost	$4,981	$5,505	$5,453	$46	$52	$49
Interest cost	8,909	9,116	10,757	1,259	1,301	1,647
Expected return on plan assets	(12,013)	(12,518)	(12,468)	—	—	—
Amortization of prior service credit	(42)	(44)	(48)	(42)	(87)	(100)
Curtailment gain	(227)	(128)	(359)	—	—	—
Settlement loss	7,630	128	—	—	—	—
Net loss recognition	2,670	5,082	4,154	86	328	315
Net periodic benefit cost	$11,908	$7,141	$7,489	$1,349	$1,594	$1,911

During 2016 and 2015, we recorded settlement losses totaling $7.6 million and $0.1 million, respectively. These settlement losses were the result of lump-sum payments to participants that exceeded the sum of the pension plans’ respective annual service cost and interest cost amounts. We did not incur any settlement losses in 2014.

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2016	2015	2016	2015
Weighted average assumptions for benefit obligations at year end:
Discount rate	3.0%	3.6%	3.7%	4.0%
Salary increase	3.3%	3.5%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	3.6%	3.2%	4.0%	3.7%
Salary increase	3.5%	3.5%	N/A	N/A
Expected return on assets	6.2%	6.7%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	6.2%	5.5%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2023	2022
A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2016 expense and year-end liabilities.

	1% Increase	1% Decrease
	(In thousands)
Effect on total of service and interest cost components	$133	$(109)
Effect on postretirement benefit obligation	3,203	(2,640)
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
The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2016				December 31, 2015
	Fair Market Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
Large-cap fund	$65,495	$—	$—	$—	$77,618	$3,266	$—	$—
Mid-cap fund	11,419	—	—	—	14,427	957	—	—
Small-cap fund	17,184	—	—	—	19,260	461	—	—
Debt securities(b)
Government bond fund	26,151	—	—	—	26,827	1,387	—	—
Corporate bond fund	20,971	—	—	—	24,975	3,194	—	—
Fixed income fund(c)	40,958	—	40,958	—	40,989	—	40,989	—
Cash & equivalents	192	192	—	—	276	276	—	—
Total	$182,370	$192	$40,958	$—	$204,372	$9,541	$40,989	$—

(a)
This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of companies located in the U.S., Canada, Western Europe and other developed countries throughout the world. The Level 1 funds are valued at fair market value obtained from quoted market prices in active markets. The remaining funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(b)
This category includes investments in investment funds that invest in U.S. treasuries; other national, state and local government bonds; and corporate bonds of highly rated companies from diversified industries. The Level 1 funds are valued at fair market value obtained from quoted market prices in active markets. The remaining funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(c)	This category includes guaranteed insurance contracts.

In 2016, we retrospectively adopted ASU 2015-07, and as a result, we have removed investments that are measured using the net asset value method as a practical expedient from the fair value hierarchy and recasted our prior period accordingly.

The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.

The following table reflects the benefits as of December 31, 2016 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2017	$15,785	$1,811
2018	16,119	1,763
2019	16,873	1,706
2020	17,145	1,672
2021	16,176	1,636
2022-2026	79,935	8,016
Total	$162,033	$16,604
We anticipate contributing $4.4 million and $1.8 million to our pension and other postretirement plans, respectively, during 2016.

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2016, the changes in these amounts during the year ended December 31, 2016, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2016, are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss	$49,260	$1,842
Net prior service credit	(44)	—
	$49,216	$1,842

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss, beginning of year	$51,720	$2,515
Amortization of actuarial loss	(2,670)	(86)
Actuarial loss (gain)	16,023	(578)
Asset gain	(7,196)	—
Curtailment gain recognized	227	—
Settlement loss recognized	(7,630)	—
Currency impact	(1,214)	(9)
Net actuarial loss, end of year	$49,260	$1,842
Prior service credit, beginning of year	$(81)	$(40)
Amortization credit	42	42
Currency impact	(5)	(2)
Prior service credit, end of year	$(44)	$—
	Pension Benefits	Other Benefits
	(In thousands)
Expected 2017 amortization:
Amortization of prior service credit	$(43)	$—
Amortization of actuarial loss	2,568	69
	$2,525	$69
Note 18: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2014	$(2,591)	$(43,440)	$(46,031)
Other comprehensive gain (loss) loss attributable to Belden before reclassifications	(20,820)	4,434	(16,386)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,430	3,430
Net current period other comprehensive gain (loss) attributable to Belden	(20,820)	7,864	(12,956)
Balance at December 31, 2015	(23,411)	(35,576)	(58,987)
Other comprehensive gain (loss) attributable to Belden before reclassifications	18,750	(5,166)	13,584
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,336	6,336
Net current period other comprehensive gain attributable to Belden	18,750	1,170	19,920
Balance at December 31, 2016	$(4,661)	$(34,406)	$(39,067)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Settlement loss	$7,630	(1)
Actuarial losses	2,756	(1)
Prior service credit	(84)	(1)
Total before tax	10,302
Tax benefit	(3,966)
Total net of tax	$6,336

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 17).
Note 19: Share-Based Compensation
Compensation cost charged against income, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2016	2015	2014
		(In thousands)
Total share-based compensation cost	$18,178	$17,745	$18,858
Income tax benefit	7,069	6,867	7,334

We currently have outstanding stock appreciation rights (SARs), restricted stock units with service vesting conditions, restricted stock units with performance vesting conditions, and restricted stock units with market conditions. We grant SARs with an exercise price equal to the closing market price of our common stock on the grant date. Generally, SARs may be converted into shares of our common stock in equal amounts on each of the first three anniversaries of the grant date and expire 10 years from the grant date. Certain awards provide for accelerated vesting in certain circumstances, including following a change in control of the Company. Restricted stock units with service conditions generally vest 3-5 years from the grant date. Restricted stock units issued based on the attainment of the performance conditions generally vest on the third anniversary of their grant date. Restricted stock units issued based on the attainment of market conditions also generally vest on the third anniversary of their grant date.
We recognize compensation cost for all awards based on their fair values. The fair values for SARs are estimated on the grant date using the Black-Scholes-Merton option-pricing formula which incorporates the assumptions noted in the following table. Expected volatility is based on historical volatility, and expected term is based on historical exercise patterns of SAR holders. The fair value of restricted stock units with service vesting conditions or performance vesting conditions is the closing market price of our common stock on the date of grant. We estimate the fair value of certain restricted stock units with market conditions using a Monte Carlo simulation valuation model with the assistance of a third party valuation firm. Compensation costs for awards with service conditions are amortized to expense using the straight-line method. Compensation costs for awards with performance conditions and graded vesting are amortized to expense using the graded attribution method.

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs and options granted	$18.79	$31.22	$35.46
Total intrinsic value of SARs converted and options exercised	9,678	14,697	24,023
Cash received for options exercised	—	30	48
Tax benefit related to share-based compensation	1,171	5,050	6,859
Weighted-average fair value of restricted stock shares and units granted	54.52	96.52	72.46
Total fair value of restricted stock shares and units vested	8,171	7,696	7,888
Expected volatility	37.47%	35.66%	52.63%
Expected term (in years)	5.7	5.7	5.8
Risk-free rate	1.32%	1.59%	1.79%
Dividend yield	0.38%	0.22%	0.28%

	SARs and Stock Options				Restricted Shares and Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
		(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2016	1,189	$53.80			464	$74.50
Granted	286	52.91			195	54.52
Exercised or converted	(305)	39.36			(159)	51.44
Forfeited or expired	(46)	71.01			(46)	69.64
Outstanding at December 31, 2016	1,124	$56.79	6.9	$20,214	454	$69.55
Vested or expected to vest at December 31, 2016	1,112	$56.66	6.9	$20,143
Exercisable or convertible at December 31, 2016	640	50.89	5.6	15,289
At December 31, 2016, the total unrecognized compensation cost related to all nonvested awards was $18.8 million. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.
Note 20:  Preferred Stock
On July 26, 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. The net proceeds are for general corporate purposes. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness.
Note 21: Stockholder Rights Plan
Under our Stockholder Rights Plan, each share of our common stock generally has “attached” to it one preferred share purchase right. Each right, when exercisable, entitles the holder to purchase 1/1000th of a share of our Junior Participating Preferred Stock Series A at a purchase price of $325.00 (subject to adjustment). Each 1/1000th of a share of Series A Junior Participating Preferred Stock will be substantially equivalent to one share of our common stock and will be entitled to one vote, voting together with the shares of common stock.
The rights will become exercisable only if, without the prior approval of the Board of Directors, a person or group of persons acquires or announces the intention to acquire 20% or more of our common stock. If we are acquired through a merger or other business combination transaction, each right will entitle the holder to purchase $300.00 worth of the surviving company’s common stock for $150.00 (subject to adjustment). In addition, if a person or group of persons acquires 20% or more of our common stock, each right not owned by the 20% or greater shareholder would permit the holder to purchase $300.00 worth of our common stock for $150.00 (subject to adjustment). The rights are redeemable, at our option, at $0.01 per right at any time prior to an announcement of a beneficial owner of 20% or more of our common stock then outstanding. The rights expire on December 10, 2019.
Note 22: Share Repurchases
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
Since commencing the program, we repurchased 7.4 million shares of our common stock under the program for an aggregate cost of $350.0 million and an average price of $47.43. We did not repurchase any common stock during 2016. In 2015, we repurchased 0.7 million shares of our common stock under the share repurchase program for an aggregate cost of $39.1 million and an average price per share of $55.95. The repurchase activities in 2015 utilized all remaining authorized amounts under the share repurchase program. In 2014, we repurchased 1.3 million shares of our common stock under the program for an aggregate cost of $92.2 million and an average price of $73.06 per share.

Note 23: Operating Leases
Operating lease expense incurred primarily for manufacturing and office space, machinery, and equipment was $40.3 million, $40.6 million, and $32.8 million in 2016, 2015, and 2014, respectively.
Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2016 are as follows (in thousands):

2017	$26,439
2018	20,054
2019	15,843
2020	11,697
2021	9,696
Thereafter	28,799
$112,528
Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 24: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which six are distributors, constitute in aggregate approximately 33%, 33%, and 33% of revenues in 2016, 2015, and 2014, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2016, we were committed to purchase approximately 1.6 million pounds of copper at an aggregate fixed cost of $3.9 million. At December 31, 2016, this fixed cost was $0.1 million less than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange. In addition, at December 31, 2016, we were committed to purchase 0.5 million pounds of aluminum at an aggregate fixed cost of $0.4 million. At December 31, 2016, this fixed cost approximated the market cost that would be incurred on a spot purchase of the same amount of aluminum. These commitments will mature in 2017 and early 2018.
Labor
Approximately 21% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 19% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2017.

Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2016 are considered representative of their respective fair values. The carrying amount of our debt instruments at December 31, 2016 and 2015 was $1,643.4 million and $1,753.0 million, respectively. The fair value of our senior subordinated notes at December 31, 2016 and 2015 was approximately $1,693.2 million and $1,416.6 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,643.4 million and $1,459.1 million as of December 31, 2016 and 2015, respectively. We believe the fair value of our Term Loan and the balance outstanding under our Revolver approximated book value as of December 31, 2015.
Note 25: Contingent Liabilities
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
Letters of Credit, Guarantees and Bonds
At December 31, 2016, we were party to unused standby letters of credit, surety bonds, and bank guarantees totaling $7.8 million, $2.4 million, and $1.7 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.
Note 26: Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2016	2015	2014
		(In thousands)
Income tax refunds received	$3,838	$4,068	$12,681
Income taxes paid	(26,587)	(24,960)	(25,308)
Interest paid, net of amount capitalized	(87,076)	(91,496)	(70,915)

Note 27: Quarterly Operating Results (Unaudited)

2016	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	94	91	91	90	366
Revenues	$541,497	$601,631	$601,109	$612,435	$2,356,672
Gross profit	225,035	248,213	245,962	261,784	980,994
Operating income	40,964	62,241	61,980	58,668	223,853
Net income	16,358	41,933	36,072	33,283	127,646
Less: Net loss attributable to noncontrolling interest	(99)	(99)	(88)	(71)	(357)
Net income attributable to Belden	16,457	42,032	36,160	33,354	128,003
Less: Preferred stock dividends	—	—	6,695	8,733	15,428
Net income attributable to Belden common stockholders	16,457	42,032	29,465	24,621	112,575

Basic income per share attributable to Belden common stockholders:	$0.39	$1.00	$0.70	$0.58	$2.67

Diluted income per share attributable to Belden common stockholders:	$0.39	$0.99	$0.69	$0.58	$2.65

2015	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	88	91	91	95	365
Revenues	$546,957	$585,755	$579,266	$597,244	$2,309,222
Gross profit	207,649	234,276	226,131	250,117	918,173
Operating income	4,898	44,143	34,502	57,010	140,553
Income (loss) from continuing operations	(19,636)	21,677	14,811	49,656	66,508
Income from discontinued operations, net of tax	—	—	(242)	—	(242)
Loss from disposal of discontinued operations, net of tax	—	(86)	—	—	(86)
Less: Net loss attributable to noncontrolling interest	—	—	—	(24)	(24)
Net income attributable to Belden stockholders	(19,636)	21,591	14,569	49,680	66,204
Basic income (loss) per share attributable to Belden stockholders:
Continuing operations	$(0.46)	$0.51	$0.35	$1.18	$1.57
Discontinued operations	—	—	(0.01)	—	(0.01)
Disposal of discontinued operations	—	—	—	—	—
Net income	$(0.46)	$0.51	$0.34	$1.18	$1.56
Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations	$(0.46)	$0.50	$0.35	$1.17	$1.55
Discontinued operations	—	—	(0.01)	—	(0.01)
Disposal of discontinued operations	—	—	—	—	—
Net income	$(0.46)	$0.50	$0.34	$1.17	$1.54
Included in the first, second, third, and fourth quarters of 2016 are severance, restructuring, and integration costs of $8.4 million, $5.9 million, $12.8 million, and $11.7 million, respectively. Included in the fourth quarter of 2016 are royalty revenues of $10.3 million from a patent settlement during the quarter.

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
Belden management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. As permitted, that evaluation excluded the business operations of M2FX Limited, which was acquired in 2016. The acquired business operations excluded from our evaluation constituted $18.4 million of our total assets as of December 31, 2016 and $6.6 million of our revenues for the year ended December 31, 2016. The operations of the acquired business will be included in our 2017 evaluation. In conducting its evaluation, Belden management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, Belden management believes our internal control over financial reporting was effective as of December 31, 2016.
Our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Belden Inc.
We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Belden Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of M2FX Limited (M2FX), which is included in the 2016 consolidated financial statements of Belden Inc. and constituted $18.4 million of total assets as of December 31, 2016, and $6.6 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of M2FX.
In our opinion, Belden Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belden Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, of Belden Inc. and our report dated February 17, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
February 17, 2017

Item 9B.    Other Information
None.
PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Information regarding directors is incorporated herein by reference to “Item I-Election of Nine Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance-Audit Committee,” “Ownership Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Corporate Governance Documents” and “Other Matters-Stockholder Proposals for the 2018 Annual Meeting,” as described in the Proxy Statement.

Item 11.        Executive Compensation

Incorporated herein by reference to “Executive Compensation,” “Corporate Governance-Director Compensation,” “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance-Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2016” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14.        Principal Accountant Fees and Services

Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2016 and 2015” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2016
Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2016
Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2016
Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2016
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
			(In thousands)
Accounts Receivable—
Allowance for Doubtful Accounts:
2016	$8,281	$2,517	$(1)	$(1,336)	$(1,046)	$(311)	$8,104
2015	11,503	2,561	40	(803)	(4,353)	(667)	8,281
2014	3,390	1,184	9,845	(1,867)	(889)	(160)	11,503
Inventories—
Excess and Obsolete Allowances:
2016	$22,531	$3,921	$(706)	$—	$(1,142)	$(43)	$24,561
2015	31,823	3,001	2,755	(12,744)	(1,407)	(897)	22,531
2014	21,317	7,994	14,167	(10,908)	(1,413)	666	31,823
Deferred Income Tax Asset—
Valuation Allowance:
2016	$117,071	$10,782	$616	$(8,074)	$(10,526)	$(5,098)	$104,771
2015	157,317	2,840	(14,425)	(1,823)	(13,988)	(12,850)	117,071
2014	10,165	4,252	143,513	—	(415)	(198)	157,317
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3. Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock of Belden Inc.	July 26, 2016 Form 8-K, Exhibit 3.1

3.3	Amended and Restated Bylaws	May 31, 2016 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Amendment to Rights Agreement	December 9, 2016 Form 8-A/A, Exhibit 4.4

4.5	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.6	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.7	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.8	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	May 8, 2013 Form 10-Q, Exhibit 4.1

4.9	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

4.10	Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 8, 2013 Form 10-Q, Exhibit 4.2

4.11	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 6, 2013 Form 10-Q, Exhibit 4.1

4.12	Indenture relating to 5.5% Senior Subordinated Notes due 2023	March 26, 2013 Form 8-K, Exhibit 4.1

4.13	First Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 6, 2013 Form 10-Q, Exhibit 4.2

4.14	Indenture relating to 5.25% Senior Subordinated Notes due 2024	June 30, 2014 Form 8-K, Exhibit 4.1

4.15	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 4, 2014 Form 10-Q, Exhibit 4.1

4.16	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 4, 2014 Form 10-Q, Exhibit 4.2

4.17	First Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	November 4, 2014 Form 10-Q, Exhibit 4.3

4.18	Fourth Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 5, 2015 Form 10-Q, Exhibit 4.1

4.19	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	May 5, 2015 Form 10-Q, Exhibit 4.2

4.20	Second Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	May 5, 2015 Form 10-Q, Exhibit 4.3

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

4.21	Deposit Agreement dated July 26, 2016, by and among Belden Inc., American Stock Transfer & Trust Company, LLC, and The Holders of the Depositary Receipts Described Therein	July 26, 2016 Form 8-K, Exhibit 4.2

4.22	Indenture relating to 4.125% Senior Subordinated Notes due 2026	October 11, 2016 Form 8-K, Exhibit 4.1

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9; April 6,2016 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16; May 6, 2014 Form 10-Q, Exhibit 10.1; August 3, 2016 Form 10-Q, Exhibit 10.1

10.5*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17; May 6, 2014 Form 10-Q, Exhibit 10.2; August 3, 2016 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18; May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.10*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.11*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.12*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.13*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.14*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.15*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.16*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.17*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.18*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.19*	Executive Employment Agreement with Ross Rosenberg	August 5, 2014 Form 10-Q, Exhibit 10.1

10.20*	Executive Employment Agreement with Roel Vestjens	August 5, 2014 Form 10-Q, Exhibit 10.2

10.21*	Executive Employment Agreement with Brian Anderson	May 5, 2015 Form 10-Q, Exhibit 10.1

10.22*	Executive Employment Agreement with Dean McKenna	August 4, 2015 Form 10-Q Exhibit 10.1

10.23*
Form of Indemnification Agreement with each of the Directors and Brian Anderson, Henk Derksen, Christoph Gusenleitner, Dean McKenna, Glenn Pennycook, Ross Rosenberg, John Stroup, Dhrupad Trivedi, Roel Vestjens, and Doug Zink
March 1, 2007 Form 10-K, Exhibit 10.39

10.24	ABL Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.1

10.25	Amendment No. 1 to Credit Agreement	August 17, 2015 Form 8-K, Exhibit 10.1

10.26	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	November 25, 2014 Form 8-K, Exhibit 10.1

10.27	Purchase Agreement by and among Belden Inc., the Guarantors names therein, and Duetsche Bank AG	October 11, 2016 Form 8-K, Exhibit 10.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	August 26, 2016 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith
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
John S. Stroup
President, Chief Executive Officer, and Chairman
Date: February 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP	President, Chief Executive Officer, and Chairman	February 17, 2017
John S. Stroup

/s/ HENK DERKSEN	Senior Vice President, Finance, and Chief Financial Officer	February 17, 2017
Henk Derksen

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 17, 2017
Douglas R. Zink

/s/ BRYAN C. CRESSEY*	Lead Independent Director	February 17, 2017
Bryan C. Cressey

/s/ DAVID ALDRICH*	Director	February 17, 2017
David Aldrich

/s/ LANCE C. BALK*	Director	February 17, 2017
Lance C. Balk

/s/ STEVEN BERGLUND*	Director	February 17, 2017
Steven Berglund

/s/ JUDY L. BROWN*	Director	February 17, 2017
Judy L. Brown

/s/ JONATHAN KLEIN*	Director	February 17, 2017
Jonathan Klein

/s/ GEORGE MINNICH*	Director	February 17, 2017
George Minnich

/s/ JOHN MONTER*	Director	February 17, 2017
John Monter

/s/ JOHN S. STROUP
*By John S. Stroup, Attorney-in-fact

Index to Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock of Belden Inc.	July 26, 2016 Form 8-K, Exhibit 3.1

3.3	Amended and Restated Bylaws	May 31, 2016 Form 8-K, Exhibit 3.1

4.1	Rights Agreement	December 11, 1996 Form 8-A, Exhibit 1.1

4.2	Amendment to Rights Agreement	November 15, 2004 Form 10-Q, Exhibit 4.1

4.3	Amendment to Rights Agreement	December 8, 2006 Form 8-A/A, Exhibit 4.2(a)

4.4	Amendment to Rights Agreement	December 9, 2016 Form 8-A/A, Exhibit 4.4

4.5	Indenture relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.1

4.6	Notation of Guarantee relating to 9.25% Senior Subordinated Notes due 2019	June 29, 2009 Form 8-K, Exhibit 4.2

4.7	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	August 29, 2012 Form 8-K, Exhibit 4.3

4.8	Supplemental Indenture relating to 9.25% Senior Subordinated Notes due 2019	May 8, 2013 Form 10-Q, Exhibit 4.1

4.9	Indenture relating to 5.5% Senior Subordinated Notes due 2022	August 29, 2012 Form 8-K, Exhibit 4.1

4.10	Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 8, 2013 Form 10-Q, Exhibit 4.2

4.11	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 6, 2013 Form 10-Q, Exhibit 4.1

4.12	Indenture relating to 5.5% Senior Subordinated Notes due 2023	March 26, 2013 Form 8-K, Exhibit 4.1

4.13	First Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 6, 2013 Form 10-Q, Exhibit 4.2

4.14	Indenture relating to 5.25% Senior Subordinated Notes due 2024	June 30, 2014 Form 8-K, Exhibit 4.1

4.15	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	November 4, 2014 Form 10-Q, Exhibit 4.1

4.16	Second Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	November 4, 2014 Form 10-Q, Exhibit 4.2

4.17	First Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	November 4, 2014 Form 10-Q, Exhibit 4.3

4.18	Fourth Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2022	May 5, 2015 Form 10-Q, Exhibit 4.1

4.19	Third Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023	May 5, 2015 Form 10-Q, Exhibit 4.2

4.20	Second Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024	May 5, 2015 Form 10-Q, Exhibit 4.3

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

4.21	Deposit Agreement dated July 26, 2016, by and among Belden Inc., American Stock Transfer & Trust Company, LLC, and The Holders of the Depositary Receipts Described Therein	July 26, 2016 Form 8-K, Exhibit 4.2

4.22	Indenture relating to 4.125% Senior Subordinated Notes due 2026	October 11, 2016 Form 8-K, Exhibit 4.1

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6, 2011 Proxy Statement, Appendix I; February 29, 2012 Form 10-K, Exhibit 10.9; April 6,2016 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	February 29, 2008 Form 10-K, Exhibit 10.16; February 27, 2009 Form 10-K, Exhibit 10.16; May 6, 2014 Form 10-Q, Exhibit 10.1; August 3, 2016 Form 10-Q, Exhibit 10.1

10.5*	Form of Performance Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.17; February 27, 2009 Form 10-K, Exhibit 10.17; May 6, 2014 Form 10-Q, Exhibit 10.2; August 3, 2016 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	February 29, 2008 Form 10-K, Exhibit 10.18; February 27, 2009 Form 10-K, Exhibit 10.18; May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.14 and 10.15; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21; November 15, 2004 Form 10-Q, Exhibit 10.50

10.10*	BWC Supplemental Excess Defined Contribution Plan, with First, Second and Third Amendments	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibits 10.16 and 10.17; March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24; November 15, 2004 Form 10-Q, Exhibit 10.51

10.11*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.52 and 10.53

10.12*	Trust Agreement, with First Amendment	November 15, 2004 Form 10-Q, Exhibits 10.54 and 10.55

10.13*	Amended and Restated Executive Employment Agreement with John Stroup, with First Amendment	April 7, 2008 Form 8-K, Exhibit 10.1, December 17, 2008 Form 8-K, Exhibit 10.1

10.14*	Executive Employment Agreement with Christoph Gusenleitner	August 11, 2010 Form 10-Q, Exhibit 10.1

10.15*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.16*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.17*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.18*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.19*	Executive Employment Agreement with Ross Rosenberg	August 5, 2014 Form 10-Q, Exhibit 10.1

10.20*	Executive Employment Agreement with Roel Vestjens	August 5, 2014 Form 10-Q, Exhibit 10.2

10.21*	Executive Employment Agreement with Brian Anderson	May 5, 2015 Form 10-Q, Exhibit 10.1

10.22*	Executive Employment Agreement with Dean McKenna	August 4, 2015 Form 10-Q Exhibit 10.1

10.23*
Form of Indemnification Agreement with each of the Directors and Brian Anderson, Henk Derksen, Christoph Gusenleitner, Dean McKenna, Glenn Pennycook, Ross Rosenberg, John Stroup, Dhrupad Trivedi, Roel Vestjens, and Doug Zink
March 1, 2007 Form 10-K, Exhibit 10.39

10.24	ABL Credit Agreement	October 9, 2013 Form 8-K, Exhibit 10.1

10.25	Amendment No. 1 to Credit Agreement	August 17, 2015 Form 8-K, Exhibit 10.1

10.26	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	November 25, 2014 Form 8-K, Exhibit 10.1

10.27	Purchase Agreement by and among Belden Inc., the Guarantors names therein, and Duetsche Bank AG	October 11, 2016 Form 8-K, Exhibit 10.1

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics	August 26, 2016 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema
Exhibit 101.CAL XBRL Taxonomy Extension Calculation
Exhibit 101.DEF XBRL Taxonomy Extension Definition
Exhibit 101.LAB XBRL Taxonomy Extension Label