Form 10-Q
period 2017-04-02
BELDEN INC.
filed 2017-05-08
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
Commission File No. 001-12561
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑   Accelerated filer ☐       Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
As of May 4, 2017, the Registrant had 42,271,634 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$815,924	$848,116
Receivables, net	381,704	388,059
Inventories, net	218,404	190,408
Other current assets	36,475	29,176
Assets held for sale	25,916	23,193
Total current assets	1,478,423	1,478,952
Property, plant and equipment, less accumulated depreciation	311,393	309,291
Goodwill	1,389,264	1,385,995
Intangible assets, less accumulated amortization	538,382	560,082
Deferred income taxes	34,445	33,706
Other long-lived assets	35,734	38,777
	$3,787,641	$3,806,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264,079	$258,203
Accrued liabilities	255,970	310,340
Current maturities of long-term debt	—	—
Liabilities held for sale	1,661	1,736
Total current liabilities	521,710	570,279
Long-term debt	1,641,929	1,620,161
Postretirement benefits	105,877	104,050
Deferred income taxes	15,549	14,276
Other long-term liabilities	36,455	36,720
Stockholders’ equity:
Preferred stock	1	1
Common stock	503	503
Additional paid-in capital	1,115,683	1,116,090
Retained earnings	798,642	783,812
Accumulated other comprehensive loss	(48,478)	(39,067)
Treasury stock	(401,071)	(401,026)
Total Belden stockholders’ equity	1,465,280	1,460,313
Noncontrolling interest	841	1,004
Total stockholders’ equity	1,466,121	1,461,317
	$3,787,641	$3,806,803
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016

	(In thousands, except per share data)
Revenues	$551,381	$541,497
Cost of sales	(329,267)	(316,462)
Gross profit	222,114	225,035
Selling, general and administrative expenses	(112,586)	(122,406)
Research and development	(34,522)	(36,133)
Amortization of intangibles	(23,669)	(25,532)
Operating income	51,337	40,964
Interest expense, net	(23,506)	(24,396)
Income before taxes	27,831	16,568
Income tax expense	(2,250)	(210)
Net income	25,581	16,358
Less: Net loss attributable to noncontrolling interest	(106)	(99)
Net income attributable to Belden	25,687	16,457
Less: Preferred stock dividends	8,733	—
Net income attributable to Belden common stockholders	$16,954	$16,457

Weighted average number of common shares and equivalents:
Basic	42,216	42,008
Diluted	42,675	42,387
Basic income per share attributable to Belden common stockholders	$0.40	$0.39

Diluted income per share attributable to Belden common stockholders	$0.40	$0.39

Comprehensive income attributable to Belden	$16,276	$14,739

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016

	(In thousands)
Cash flows from operating activities:
Net income	$25,581	$16,358
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	35,052	37,195
Share-based compensation	3,930	4,100
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	9,416	45,098
Inventories	(27,245)	(16,625)
Accounts payable	3,400	(17,187)
Accrued liabilities	(53,733)	(52,607)
Accrued taxes	(2,387)	(6,328)
Other assets	(5,794)	(1,226)
Other liabilities	(483)	3,834
Net cash provided by (used for) operating activities	(12,263)	12,612
Cash flows from investing activities:
Capital expenditures	(10,399)	(13,431)
Cash used to acquire businesses, net of cash acquired	—	(15,348)
Proceeds from disposal of tangible assets	—	10
Net cash used for investing activities	(10,399)	(28,769)
Cash flows from financing activities:
Cash dividends paid	(10,842)	(2,101)
Withholding tax payments for share-based payment awards, net of proceeds from the exercise of stock options	(4,382)	(2,833)
Debt issuance costs paid	(4)	—
Payments under borrowing arrangements	—	(50,625)
Net cash used for financing activities	(15,228)	(55,559)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,698	1,229
Decrease in cash and cash equivalents	(32,192)	(70,487)
Cash and cash equivalents, beginning of period	848,116	216,751
Cash and cash equivalents, end of period	$815,924	$146,264

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
THREE MONTHS ENDED APRIL 2, 2017
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2016	52	$1	50,335	$503	$1,116,090	$783,812	(8,155)	$(401,026)	$(39,067)	$1,004	$1,461,317
Net income (loss)	—	—	—	—	—	25,687	—	—	—	(106)	25,581
Foreign currency translation, net of $0.1 million tax	—	—	—	—	—	—	—	—	(9,779)	(57)	(9,836)
Adjustments to pension and postretirement liability, net of $0.2 million tax	—	—	—	—	—	—	—	—	368	—	368
Other comprehensive loss, net of tax											(9,468)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(709)	—	15	(1)	—	—	(710)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(3,628)	—	75	(44)	—	—	(3,672)
Share-based compensation	—	—	—	—	3,930	—	—	—	—	—	3,930
Preferred stock dividends	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,124)	—	—	—	—	(2,124)
Balance at April 2, 2017	52	$1	50,335	$503	$1,115,683	$798,642	(8,065)	$(401,071)	$(48,478)	$841	$1,466,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include Belden Inc. and all of its subsidiaries (the Company, us, we, or our). We eliminate all significant affiliate accounts and transactions in consolidation.
The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2016:

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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2016 Annual Report on Form 10-K.
Business Description
We are a signal transmission solutions provider built around four global business platforms – Broadcast Solutions, Enterprise Solutions, Industrial Solutions, and Network Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 2, 2017, the 92nd day of our fiscal year 2017. Our fiscal second and third quarters each have 91 days. The three months ended April 3, 2016 included 94 days.
Reclassifications
We have made certain reclassifications to the 2016 Condensed Consolidated Financial Statements with no impact to reported net income in order to conform to the 2017 presentation.
Operating Segments
To leverage the Company's strengths in networking, IoT, and cybersecurity technologies, effective January 1, 2017, we formed a new segment called Network Solutions, which represents the combination of the prior Industrial IT Solutions and Network Security Solutions segments.  The formation is a natural evolution in our organic and inorganic strategies for a range of industrial and non-industrial applications.  We have revised the prior period segment information to conform to the change in the composition of these reportable segments.  In connection with this change, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million for the quarter.
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
As of and during the three months ended April 2, 2017 and April 3, 2016, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 2). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended April 2, 2017 and April 3, 2016.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. As of April 2, 2017, we did not have any significant cash equivalents.
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

As of April 2, 2017, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $8.1 million, $2.4 million, and $1.7 million respectively.

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
Revenue Recognition
We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. At times, we enter into arrangements that involve the delivery of multiple elements. For these arrangements, when the elements can be separated, the revenue is allocated to each deliverable based on that element’s relative selling price and recognized based on the period of delivery for each element. Generally, we determine relative selling price using vendor specific objective evidence (VSOE) of fair value.
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
Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We plan to adopt ASU 2014-09 on January 1, 2018, using the modified retrospective method of adoption. Although we have not yet completed our review of individual customer contracts, our overall, initial assessment indicates that the impact of adopting ASU 2014-09 on our consolidated financial statements will not be material. We do not expect significant changes in the timing or method of revenue recognition for any of our material revenue streams. Based on our initial assessment, we have not identified a need to significantly change any of our accounting policies or practices. Furthermore, we do not expect significant changes to our accounting systems or controls upon adoption of ASU 2014-09. We will continue our evaluation of ASU 2014-09, including new or emerging interpretations of the standard, through the date of adoption.

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

 In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the standard eliminates the exception to the recognition of current and deferred income taxes for an intra-entity asset transfer other than for inventory until the asset has been sold to an outside party. The new standard will be effective for us January 1, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2016-16 will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from the service rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component will be eligible for capitalization, when applicable. The standard requires the amendments to be applied retrospectively for the presentation of the service cost component and the other cost components of net periodic pension cost and net periodic OPEB cost in the Statement of Operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension and OPEB costs. The new standard will be effective for us January 1, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2017-07 will have on our consolidated financial statements and related disclosures.

Note 2:  Acquisitions
M2FX
We acquired 100% of the shares of M2FX Limited (M2FX) on January 7, 2016 for a purchase price of $19.0 million. M2FX is a manufacturer of fiber optic cable and fiber protective solutions for broadband access and telecommunications networks. M2FX is located in the United Kingdom. The results of M2FX have been included in our Consolidated Financial Statements from January 7, 2016, and are reported within the Broadcast Solutions segment. The M2FX acquisition was not material to our financial position or results of operations.
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
During the fourth quarter of 2016, we committed to a plan to sell our MCS business and Hirschmann JV and determined that we met all of the criteria to classify the assets and liabilities of these businesses as held for sale. The MCS business is part of the Industrial Solutions segment and the Hirschmann JV is an equity method investment that is not included in an operating segment. The MCS business operates in Germany and the United States, and the Hirschmann JV is an equity method investment located in China. During the fourth quarter of 2016, we reached an agreement in principal to sell this disposal group for a total sales price of $39 million. The carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based on the expected sales price, by $23.9 million. Therefore, we recognized an impairment charge equal to this amount in the fourth quarter of 2016. During the first quarter of 2017, we signed a definitive sales agreement for a purchase price of $39 million, and we expect the sale to be completed in the second or third quarter of 2017. The following table provides the major classes of assets and liabilities classified as held for sale as of April 2, 2017 and December 31, 2016. In addition, the disposal group had $13.5 million and $15.7 million of accumulated other comprehensive losses at April 2, 2017 and December 31, 2016, respectively.

	April 2, 2017	December 31, 2016

	(In thousands)
Receivables, net	$4,730	$4,551
Inventories, net	3,523	2,848
Other current assets	1,051	1,131
Property, plant, and equipment	2,063	1,946
Intangible assets	4,448	4,405
Goodwill	5,477	5,477
Other long-lived assets	28,555	26,766
Total assets of disposal group	49,847	47,124
Impairment of assets held for sale	(23,931)	(23,931)
Total assets held for sale	$25,916	$23,193
Accrued liabilities	$1,288	$1,288
Postretirement benefits	373	448
Total liabilities held for sale	$1,661	$1,736

Note 4:  Operating Segments
We are organized around four global business platforms:  Broadcast Solutions, Enterprise Solutions, Industrial Solutions, and Network Solutions. Each of the global business platforms represents a reportable segment.

To leverage the Company's strengths in networking, IoT, and cybersecurity technologies, effective January 1, 2017, we formed a new segment called Network Solutions, which represents the combination of the prior Industrial IT Solutions and Network Security Solutions segments.  The formation of this new segment is a natural evolution in our organic and inorganic strategies for a range of industrial and non-industrial applications.  We have revised the prior period segment information to conform to the change in the composition of these reportable segments. This change had no impact to our reporting units for purposes of goodwill impairment testing.

Beginning in 2017, sales of certain audio-visual cable that had previously been reported in our Broadcast Solutions segment will now be reported in our Enterprise Solutions segment.  As the annual revenues associated with this product line are not material, we have not revised the prior period segment information.
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

	Broadcast Solutions	Enterprise Solutions	Industrial Solutions	Network Solutions	Total Segments

	(In thousands)
As of and for the three months ended April 2, 2017
Segment revenues	$168,596	$145,682	$146,181	$90,922	$551,381
Affiliate revenues	101	2,558	387	60	3,106
Segment EBITDA	25,400	24,100	25,733	17,877	93,110
Depreciation expense	3,949	2,599	3,206	1,629	11,383
Amortization expense	10,015	424	642	12,588	23,669
Severance, restructuring, and acquisition integration costs	408	4,873	1,121	198	6,600
Segment assets	321,342	250,198	264,016	105,156	940,712
As of and for the three months ended April 3, 2016
Segment revenues	$171,272	$135,892	$141,091	$95,545	$543,800
Affiliate revenues	424	1,699	182	28	2,333
Segment EBITDA	23,267	23,736	22,987	20,076	90,066
Depreciation expense	3,962	3,389	2,718	1,594	11,663
Amortization expense	12,931	429	591	11,581	25,532
Severance, restructuring, and acquisition integration costs	4,378	500	865	2,665	8,408
Purchase accounting effects of acquisitions	195	—	—	—	195
Deferred gross profit adjustments	614	—	—	1,689	2,303
Segment assets	332,009	233,422	248,971	105,451	919,853

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended
	April 2, 2017	April 3, 2016

	(In thousands)
Total Segment Revenues	$551,381	$543,800
Deferred revenue adjustments (1)	—	(2,303)
Consolidated Revenues	$551,381	$541,497
Total Segment EBITDA	$93,110	$90,066
Amortization of intangibles	(23,669)	(25,532)
Depreciation expense	(11,383)	(11,663)
Severance, restructuring, and acquisition integration costs (2)	(6,600)	(8,408)
Deferred gross profit adjustments (1)	—	(2,303)
Purchase accounting effects related to acquisitions (3)	—	(195)
Income (loss) from equity method investment	1,007	(170)
Eliminations	(1,128)	(831)
Consolidated operating income	51,337	40,964
Interest expense, net	(23,506)	(24,396)
Consolidated income before taxes	$27,831	$16,568
(1) For the three months ended April 3, 2016, our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value. For the three months ended April 2, 2017, the purchase accounting effect of recording deferred revenue for previous acquisitions was zero.
(2)  See Note 8, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the three months ended April 3, 2016, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the M2FX acquisition.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended
	April 2, 2017	April 3, 2016

	(In Thousands)
Numerator:
Net income	$25,581	$16,358
Less: Net loss attributable to noncontrolling interest	(106)	(99)
Less: Preferred stock dividends	8,733	—
Net income attributable to Belden common stockholders	$16,954	$16,457
Denominator:
Weighted average shares outstanding, basic	42,216	42,008
Effect of dilutive common stock equivalents	459	379
Weighted average shares outstanding, diluted	42,675	42,387

For the three months ended April 2, 2017 and April 3, 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.9 million, respectively, because to do so would have been anti-dilutive. In addition, for the three months ended April 2, 2017 and April 3, 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.1 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for the three months ended April 2, 2017, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 6.9 million common shares because deducting the preferred stock dividends from net income was more dilutive.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 6:  Inventories
The major classes of inventories were as follows:

	April 2, 2017	December 31, 2016

	(In thousands)
Raw materials	$104,064	$90,019
Work-in-process	30,220	25,166
Finished goods	108,253	99,784
Gross inventories	242,537	214,969
Excess and obsolete reserves	(24,133)	(24,561)
Net inventories	$218,404	$190,408
Note 7:  Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense of $11.4 million and $11.7 million in the three months ended April 2, 2017 and April 3, 2016, respectively.

In connection with the segment change discussed in Note 4, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million for the quarter.

We recognized amortization expense related to our intangible assets of $23.7 million and $25.5 million in the three months ended April 2, 2017 and April 3, 2016, respectively.
Note 8:  Severance, Restructuring, and Acquisition Integration Activities

Industrial and Network Solutions Restructuring Program: 2015-2016
Both our Industrial Solutions and Network Solutions segments had been negatively impacted by a decline in sales volume in 2015. At such time, global demand for industrial products had been negatively impacted by the strengthened U.S. dollar and lower energy prices. As a result, our customers reduced their capital spending. In response to these industrial market conditions, we began to execute a restructuring program in the fourth fiscal quarter of 2015 to reduce our cost structure. We recognized approximately $3.5 million of severance and other restructuring costs for this program during the first quarter of 2016, most of which was in our Network Solutions segment. We did not incur any additional severance and other restructuring costs for this program during the first quarter of 2017. To date, we have incurred a total of $13.0 million in severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, which we began to realize in the first fiscal quarter of 2016.
Industrial Manufacturing Footprint Program: 2016 - 2017
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed by the end of 2017. We recognized $5.7 million of severance and other restructuring costs for this program during the three months ended April 2, 2017. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. To date, we have incurred a total of $23.5 million in severance and other restructuring costs for this program. We expect to incur approximately$9 million of additional severance and other restructuring costs for this program in the remainder of 2017. We expect the program to generate approximately $10 million of savings on an annualized basis, beginning in the second half of 2017.

Grass Valley Restructuring Program: 2015-2016
Our Broadcast Solutions segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products beginning in 2015. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which have resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers deferred their capital spending as they navigated through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third fiscal quarter of 2015 to reduce our cost structure. We recognized approximately $4.1 million of severance and other restructuring costs for this program during the first quarter of 2016. We did not incur any additional severance and other restructuring costs for this program during the first quarter of 2017. To date, we have incurred a total of $34.1 million in severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, which we began to realize in the fourth fiscal quarter of 2015.
The following table summarizes the costs by segment of the various programs described above:

Three Months Ended April 2, 2017	Severance	Other Restructuring and Integration Costs	Total Costs

	(In thousands)
Broadcast Solutions	$49	$359	$408
Enterprise Solutions	852	4,021	4,873
Industrial Solutions	—	1,121	1,121
Network Solutions	—	198	198
Total	$901	$5,699	$6,600
Three Months Ended April 3, 2016
Broadcast Solutions	$(784)	$5,162	$4,378
Enterprise Solutions	—	500	500
Industrial Solutions	444	421	865
Network Solutions	1,882	783	2,665
Total	$1,542	$6,866	$8,408
Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended April 2, 2017, $5.9 million, $0.7 million, and $0.0 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended April 3, 2016, $2.1 million, $6.0 million, and $0.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
The other restructuring and integration costs primarily consisted of integrating manufacturing operations, such as equipment transfers, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other cash restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
There were no significant severance accrual balances as of April 2, 2017 or December 31, 2016.

Note 9:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	April 2, 2017	December 31, 2016

	(In thousands)
Revolving credit agreement due 2018	$—	$—
Senior subordinated notes:
4.125% Senior subordinated notes due 2026	215,120	209,081
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	543,981	529,146
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	5,221	5,221
Total senior subordinated notes	1,664,322	1,643,448
Less unamortized debt issuance costs	(22,393)	(23,287)
Long-term debt	$1,641,929	$1,620,161
Revolving Credit Agreement due 2018

Our revolving credit agreement provides a $400 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, the Netherlands, and the UK. As of April 2, 2017, we had no borrowings outstanding on our revolver, and our available borrowing capacity was $269.4 million. The Revolver matures in 2018. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.375%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant.
Senior Subordinated Notes
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of April 2, 2017 is $215.1 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2024, 2023, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
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
We have outstanding €500.0 million aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). The carrying value of the 2023 Notes as of April 2, 2017 is $544.0 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2026, 2024, 2022, and 2019 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 (the 2022 Notes). The 2022 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2022 Notes rank equal in right of payment with our senior subordinated notes due 2026, 2024, 2023, and 2019, and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable on March 1 and September 1 of each year.

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
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of April 2, 2017 was approximately $1,702.1 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,664.3 million as of April 2, 2017.
Note 10:  Net Investment Hedge
On October 10, 2016, we issued €200 million senior subordinated notes due 2026. The notes were issued by Belden Inc., a USD functional currency ledger. We have designated this foreign denominated debt as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in exchange rates. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment at April 2, 2017 was $6.9 million.
Note 11:  Income Taxes
We recognized income tax expense of $2.3 million for the three months ended April 2, 2017, representing an effective tax rate of 8.1%. The effective tax rate was impacted by the following significant factors:

•
We recognized an income tax benefit of $3.4 million in the three months ended April 2, 2017 as a result of generating tax credits, primarily from the implementation of a foreign tax credit planning strategy.

•
Foreign tax rate differences reduced our income tax expense by approximately $2.9 million in the three months ended April 2, 2017. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively.

We recognized income tax expense of $0.2 million for the three months ended April 3, 2016, representing an effective tax rate of 1.3%. The minimal tax expense for the quarter stems from the reduction of a deferred tax valuation allowance primarily associated with net operating loss carryforwards in a foreign jurisdiction. The results of an analysis completed in the three months ended April 3, 2016, indicate the net operating loss carryforward will become partially realizable.
Note 12:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016

	(In thousands)
Service cost	$1,093	$1,409	$13	$13
Interest cost	1,695	2,394	327	368
Expected return on plan assets	(2,361)	(3,191)	—	—
Amortization of prior service credit	(11)	(9)	—	(11)
Actuarial losses	587	698	23	82
Net periodic benefit cost	$1,003	$1,301	$363	$452

Note 13:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended
	April 2, 2017	April 3, 2016

	(In thousands)
Net income	$25,581	$16,358
Foreign currency translation loss, net of $0.1 million and $1.6 million tax, respectively	(9,836)	(2,187)
Adjustments to pension and postretirement liability, net of $0.2 million and $0.3 million tax, respectively	368	467
Total comprehensive income	16,113	14,638
Less: Comprehensive loss attributable to noncontrolling interest	(163)	(101)
Comprehensive income attributable to Belden	$16,276	$14,739

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2016	$(4,661)	$(34,406)	$(39,067)
Other comprehensive loss attributable to Belden before reclassifications	(9,779)	—	(9,779)
Amounts reclassified from accumulated other comprehensive income (loss)	—	368	368
Net current period other comprehensive loss attributable to Belden	(9,779)	368	(9,411)
Balance at April 2, 2017	$(14,440)	$(34,038)	$(48,478)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended April 2, 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$610	(1)
Prior service credit	(11)	(1)
Total before tax	599
Tax benefit	(231)
Total net of tax	$368
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 12).

Note 14:  Preferred Stock
On July 26, 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. The net proceeds are for general corporate purposes. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness. During the three months ended April 2, 2017, the Preferred Stock accrued $8.7 million of dividends.
Note 15:  Subsequent Events

On May 3, 2017, we entered into a definitive agreement to acquire Thinklogical Holdings, LLC (Thinklogical) for a purchase price of $160.0 million. Thinklogical designs, manufactures, and markets high-bandwidth fiber matrix switches, video and keyboard/video/mouse extender solutions, camera extenders, and console management solutions. Thinklogical is headquartered in Connecticut. The transaction will be financed with cash on hand and is expected to close in the second quarter of 2017, subject to regulatory approvals and other closing conditions.

Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a signal transmission solutions company built around four global business platforms – Broadcast Solutions, Enterprise Solutions, Industrial Solutions, and Network Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.
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
Trends and Events
The following trends and events during 2017 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the Euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 47% of our consolidated revenues are international.
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
Operating Segments
To leverage the Company's strengths in networking, IoT, and cybersecurity technologies, effective January 1, 2017, we formed a new segment called Network Solutions, which represents the combination of the prior Industrial IT Solutions and Network Security Solutions segments.  The formation is a natural evolution in our organic and inorganic strategies for a range of industrial and non-industrial applications.  We have revised the prior period segment information to conform to the change in the composition of these reportable segments.  In connection with this change, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million for the quarter.
Industrial Manufacturing Footprint Program

We began to execute a restructuring program in 2016 to consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed by the end of 2017. We recognized $5.7 million of severance and other restructuring costs for this program during the three months ended April 2, 2017. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $9 million of additional severance and other restructuring costs for this program in the remainder of 2017. We expect the program to generate approximately $10 million of savings on an annualized basis, beginning in the second half of 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the three months ended April 2, 2017:

•	We did not change any of our existing critical accounting policies from those listed in our 2016 Annual Report on Form 10-K;

•
No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•
There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed, except for the change in the Tripwire trademark discussed above.

Results of Operations
Consolidated Income before Taxes

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change

	(In thousands, except percentages)
Revenues	$551,381	$541,497	1.8%
Gross profit	222,114	225,035	(1.3)%
Selling, general and administrative expenses	(112,586)	(122,406)	(8.0)%
Research and development	(34,522)	(36,133)	(4.5)%
Amortization of intangibles	(23,669)	(25,532)	(7.3)%
Operating income	51,337	40,964	25.3%
Interest expense, net	(23,506)	(24,396)	(3.6)%
Income before taxes	27,831	16,568	68.0%
Revenues increased in the three months ended April 2, 2017 from the comparable period of 2016 due to the following factors:

•Higher copper costs resulted in a revenue increase of $9.3 million.
•Increases in unit sales volume resulted in an increase in revenue of $4.4 million.
•Unfavorable currency translation resulted in a revenue decrease of $3.8 million.
Gross profit decreased in the three months ended April 2, 2017 from the comparable period of 2016 due to unfavorable currency translation noted above, unfavorable product mix, and a $3.8 million increase in severance, restructuring, and acquisition integration costs in cost of sales. These decreases were partially offset by increases in sales volume and productivity as a result of our restructuring actions.
Selling, general and administrative expenses decreased $9.8 million in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to decreases in severance, restructuring, and acquisition integration costs of $5.3 million. Additionally, currency translation contributed $0.7 million to the decrease in selling, general and administrative expense. The remaining decrease was primarily due to improved productivity from our restructuring actions.

Research and development expenses decreased $1.6 million in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to improved productivity from our restructuring actions. Additionally, decreases in severance, restructuring, and acquisition integration costs and currency translation contributed $0.3 million and $0.2 million, respectively, to the decrease in research and development expense.

Amortization of intangibles decreased $1.8 million in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to currency translation and the assets classified as held for sale for which we ceased the amortization of intangible assets (see Note 3).
Operating income increased $10.3 million in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to the increases in revenue and decreases in selling, general and administrative expenses, research and development expenses, and amortization expense discussed above.
Income before taxes increased $11.2 million in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to the increases in operating income discussed above.

Income Taxes

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change

	(In thousands, except percentages)
Income before taxes	$27,831	$16,568	68.0%
Income tax expense	2,250	210	971.4%
Effective tax rate	8.1%	1.3%
We recognized income tax expense of $2.3 million for the three months ended April 2, 2017, representing an effective tax rate of 8.1%. The effective tax rate was impacted by the following significant factors:
•We recognized an income tax benefit of $3.4 million in the three months ended April 2, 2017 as a result of generating tax credits, primarily from the implementation of a foreign tax credit planning strategy.
•Foreign tax rate differences reduced our income tax expense by approximately $2.9 million in the three months ended April 2, 2017. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively.
We recognized income tax expense of $0.2 million for the three months ended April 3, 2016, representing an effective tax rate of 1.3%. The minimal tax expense for the quarter stems from the reduction of a deferred tax valuation allowance primarily associated with net operating loss carryforwards in a foreign jurisdiction. The results of an analysis completed in the three months ended April 3, 2016, indicate the net operating loss carryforward will become partially realizable.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change

	(In thousands, except percentages)
Adjusted Revenues	$551,381	$543,800	1.4%
Adjusted EBITDA	92,989	89,065	4.4%
as a percent of adjusted revenues	16.9%	16.4%
Adjusted Revenues increased in the three months ended April 2, 2017 from the comparable period of 2016 due to the following factors:

•Higher copper costs resulted in a revenue increase of $9.3 million.
•Increases in unit sales volume resulted in an increases in revenue of $2.1 million.
•Unfavorable currency translation resulted in a revenue decrease of $3.8 million.

Adjusted EBITDA increased in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to improved productivity as a result of our restructuring actions. Additionally, leverage on higher sales volume, as discussed above, further contributed to the increase in adjusted EBITDA. These increases were partially offset by unfavorable currency translation which had a $0.8 million decrease on Adjusted EBITDA. Accordingly, EBITDA margins for the three months ended April 2, 2017 expanded to 16.9% from 16.4% in the comparable period of 2016.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	April 2, 2017	April 3, 2016

	(In thousands, except percentages)
GAAP revenues	$551,381	$541,497
Deferred revenue adjustments (1)	—	2,303
Adjusted revenues	$551,381	$543,800
GAAP net income attributable to Belden	$25,687	$16,457
Interest expense, net	23,506	24,396
Income tax expense	2,250	210
Noncontrolling interest	(106)	(99)
Amortization of intangible assets	23,669	25,532
Depreciation expense	11,383	11,663
Severance, restructuring, and acquisition integration costs (2)	6,600	8,408
Deferred gross profit adjustments (1)	—	2,303
Purchase accounting effects related to acquisitions (3)	—	195
Adjusted EBITDA	$92,989	$89,065
GAAP net income margin	4.7%	3.0%
Adjusted EBITDA margin	16.9%	16.4%
(1) For the three months ended April 3, 2016, our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value. For the three months ended April 2, 2017, the purchase accounting effect of recording deferred revenue for previous acquisitions was zero.
(2)  See Note 8, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)   For the three months ended April 3, 2016, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the M2FX acquisition.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.

Broadcast Solutions

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$168,596	$171,272	(1.6)%
Segment EBITDA	25,400	23,267	9.2%
as a percent of segment revenues	15.1%	13.6%

Broadcast Solutions revenues decreased in the three months ended April 2, 2017 from the comparable period of 2016 due to a product line transfer to Enterprise Solutions and unfavorable currency translation of $2.1 million and $1.5 million, respectively.  Increases in volume of $0.9 million partially offset these decreases in revenues.

Broadcast Solutions EBITDA increased $2.1 million in the three months ended April 2, 2017 from the comparable period of 2016 due to improved productivity as a result of our restructuring actions and acquisition integration activities. Accordingly, Broadcast Solutions EBITDA margins expanded 150 basis points to 15.1% from 13.6% in the comparable period of 2016.
Enterprise Solutions

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$145,682	$135,892	7.2%
Segment EBITDA	24,100	23,736	1.5%
as a percent of segment revenues	16.5%	17.5%
Enterprise Solutions revenues increased 7.2% in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to increases in unit sales volume and a product line transfer from Broadcast Solutions of $3.9 million and $2.1 million, respectively. End-market demand for new non-residential construction and smart buildings contributed to the growth in revenues. We experienced strong growth in our international markets. Furthermore, higher copper costs contributed $4.5 million to the increase in revenues over the year ago period. The growth in volume and increases in copper prices were partially offset by unfavorable currency translation of $0.7 million.
Enterprise Solutions EBITDA increased in the three months ended April 2, 2017 compared to the year ago period due to the increases in volume discussed above, partially offset by unfavorable product mix. The decline in EBITDA margins is primarily attributable to the increase in copper prices, which increases revenues but decreases margins.
Industrial Solutions

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$146,181	$141,091	3.6%
Segment EBITDA	25,733	22,987	11.9%
as a percent of segment revenues	17.6%	16.3%
Industrial Solutions revenues increased in the three months ended April 2, 2017 from the comparable period of 2016. Increases in copper costs and volume resulted in revenue growth of $4.8 million and $0.6 million, respectively. Volume growth was driven by increased investment in automation for discrete manufacturing. These increases were partially offset by unfavorable currency translation of $0.3 million.

Industrial Solutions EBITDA increased in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to productivity improvements initiatives and favorable mix. Accordingly, Industrial Solutions EBITDA margins expanded 130 basis points to 17.6% from 16.3% in the comparable period of 2016.
Network Solutions

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$90,922	$95,545	(4.8)%
Segment EBITDA	17,877	20,076	(11.0)%
as a percent of segment revenues	19.7%	21.0%

Network Solutions revenues decreased in the three months ended April 2, 2017 from the comparable period of 2016.  Decreases in volume and unfavorable currency translation resulted in revenue declines of $3.3 million and $1.3 million, respectively.

Network Solutions EBITDA decreased in the three months ended April 2, 2017 from the comparable period of 2016 primarily due to unfavorable product mix.

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
The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	April 2, 2017	April 3, 2016

	(In thousands)
Net cash provided by (used for):
Operating activities	$(12,263)	$12,612
Investing activities	(10,399)	(28,769)
Financing activities	(15,228)	(55,559)
Effects of currency exchange rate changes on cash and cash equivalents	5,698	1,229
Decrease in cash and cash equivalents	(32,192)	(70,487)
Cash and cash equivalents, beginning of period	848,116	216,751
Cash and cash equivalents, end of period	$815,924	$146,264
Operating cash flows were a $12.3 million use of cash in the three months ended April 2, 2017 as compared to a $12.6 million source of cash in the comparable period of 2016. The change in operating cash flows was primarily driven by the deterioration in operating assets and liabilities from a $45.0 million use of cash in 2016 to a $76.8 million use of cash in 2017. This decrease was partially offset by a $9.2 million increase in net income year-over-year.

Receivables were a source of cash of $9.4 million for the three months ended April 2, 2017, compared to $45.1 million for the comparable period of 2016. The source of cash for receivables declined as a result of an increase in days sales outstanding from

60 days to 64 days. Days sales outstanding is calculated by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter.

Net cash used for investing activities totaled $10.4 million for the three months ended April 2, 2017, compared to $28.8 million for the comparable period of 2016. Investing activities for the three months ended April 2, 2017 included capital expenditures of $10.4 million. Investing activities for the three months ended April 3, 2016 included payments, net of cash acquired, for the acquisition of M2FX of $15.3 million and capital expenditures of $13.4 million.
Net cash used for financing activities for the three months ended April 2, 2017 totaled $15.2 million, compared to $55.6 million for the three months ended April 3, 2016. Financing activities for the three months ended April 2, 2017 included cash dividend payments of $10.8 million and net payments related to share based compensation activities of $4.4 million. Financing activities for the three months ended April 3, 2016 included payments under borrowing arrangements of $50.6 million, net payments related to share based compensation activities of $2.8 million, and cash dividend payments of $2.1 million.
Our cash and cash equivalents balance was $815.9 million as of April 2, 2017. Of this amount, $225.3 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of April 2, 2017 consisted of $1.66 billion of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 9 to the Condensed Consolidated Financial Statements. As of April 2, 2017, we had $269.4 million in available borrowing capacity under our Revolver.
Forward-Looking Statements
Statements in this report other than historical facts are “forward-looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding future financial performance (including revenues, expenses, earnings, margins, cash flows, dividends, capital expenditures and financial condition), plans and objectives, and related assumptions. These forward-looking statements reflect management’s current beliefs and expectations and are not guarantees of future performance. Actual results may differ materially from those suggested by any forward-looking statements for a number of reasons, including, without limitation: the impact of a challenging global economy or a downturn in served markets; the competitiveness of the global broadcast, enterprise, and industrial markets; the inability to successfully complete and integrate acquisitions in furtherance of the Company’s strategic plan; volatility in credit and foreign exchange markets; variability in the Company’s quarterly and annual effective tax rates; the cost and availability of raw materials including copper, plastic compounds, electronic components, and other materials; disruption of, or changes in, the Company’s key distribution channels; the inability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control, and productivity improvement programs); disruptions in the Company’s information systems including due to cyber-attacks; the inability of the Company to develop and introduce new products and competitive responses to our products; the inability to retain senior management and key employees; assertions that the Company violates the intellectual property of others and the ownership of intellectual property by competitors and others that prevents the use of that intellectual property by the Company; risks related to the use of open source software; the impact of regulatory requirements and other legal compliance issues; perceived or actual product failures; political and economic uncertainties in the countries where the Company conducts business, including emerging markets; the impairment of goodwill and other intangible assets and the resulting impact on financial performance; disruptions and increased costs attendant to collective bargaining groups and other labor matters; and other factors.
For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 17, 2017. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of April 2, 2017.

	Principal Amount by Expected Maturity			Fair
	2017	Thereafter	Total	Value

	(In thousands, except interest rates)
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$714,000
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$543,981	$543,981	$564,131
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2026	$—	$215,120	$215,120	$219,233
Average interest rate		4.125%
Fixed-rate senior subordinated notes due 2024	$—	$200,000	$200,000	$199,500
Average interest rate		5.25%
Fixed-rate senior subordinated notes due 2019	$—	$5,221	$5,221	$5,221
Average interest rate		9.25%
Total			$1,664,322	$1,702,085
Item 7A of our 2016 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2016.
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
Item 1A:     Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2016 Annual Report on Form 10-K.
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

BELDEN INC.

Date:	May 8, 2017	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	May 8, 2017	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 8, 2017	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer