Form 10-Q
period 2017-07-02
BELDEN INC.
filed 2017-08-07
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
Commission File No. 001-12561
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
As of August 3, 2017, the Registrant had 42,299,344 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$670,360	$848,116
Receivables, net	419,591	388,059
Inventories, net	252,534	190,408
Other current assets	43,623	29,176
Assets held for sale	30,743	23,193
Total current assets	1,416,851	1,478,952
Property, plant and equipment, less accumulated depreciation	319,371	309,291
Goodwill	1,453,993	1,385,995
Intangible assets, less accumulated amortization	600,417	560,082
Deferred income taxes	35,735	33,706
Other long-lived assets	36,303	38,777
	$3,862,670	$3,806,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,796	$258,203
Accrued liabilities	255,092	310,340
Liabilities held for sale	1,803	1,736
Total current liabilities	537,691	570,279
Long-term debt	1,679,382	1,620,161
Postretirement benefits	109,599	104,050
Deferred income taxes	18,341	14,276
Other long-term liabilities	38,554	36,720
Stockholders’ equity:
Preferred stock	1	1
Common stock	503	503
Additional paid-in capital	1,119,763	1,116,090
Retained earnings	823,761	783,812
Accumulated other comprehensive loss	(65,188)	(39,067)
Treasury stock	(400,501)	(401,026)
Total Belden stockholders’ equity	1,478,339	1,460,313
Noncontrolling interest	764	1,004
Total stockholders’ equity	1,479,103	1,461,317
	$3,862,670	$3,806,803
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

	(In thousands, except per share data)
Revenues	$610,633	$601,631	$1,162,014	$1,143,128
Cost of sales	(368,124)	(353,418)	(697,391)	(669,880)
Gross profit	242,509	248,213	464,623	473,248
Selling, general and administrative expenses	(117,771)	(123,057)	(230,357)	(245,463)
Research and development	(35,144)	(36,652)	(69,666)	(72,785)
Amortization of intangibles	(27,113)	(26,263)	(50,782)	(51,795)
Operating income	62,481	62,241	113,818	103,205
Interest expense, net	(23,533)	(24,049)	(47,039)	(48,445)
Loss on debt extinguishment	(847)	—	(847)	—
Income before taxes	38,101	38,192	65,932	54,760
Income tax benefit (expense)	(2,210)	3,741	(4,460)	3,531
Net income	35,891	41,933	61,472	58,291
Less: Net loss attributable to noncontrolling interest	(86)	(99)	(192)	(198)
Net income attributable to Belden	35,977	42,032	61,664	58,489
Less: Preferred stock dividends	8,733	—	17,466	—
Net income attributable to Belden common stockholders	$27,244	$42,032	$44,198	$58,489

Weighted average number of common shares and equivalents:
Basic	42,283	42,085	42,249	42,046
Diluted	42,832	42,533	42,753	42,459
Basic income per share attributable to Belden common stockholders	$0.64	$1.00	$1.05	$1.39

Diluted income per share attributable to Belden common stockholders	$0.64	$0.99	$1.03	$1.38

Comprehensive income attributable to Belden	$19,267	$43,668	$35,543	$58,407

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016

	(In thousands)
Cash flows from operating activities:
Net income	$61,472	$58,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,693	75,445
Share-based compensation	8,924	8,587
Loss on debt extinguishment	847	—
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(17,982)	(3,750)
Inventories	(42,052)	368
Accounts payable	14,748	(20,730)
Accrued liabilities	(55,094)	(39,356)
Accrued taxes	(12,523)	(17,875)
Other assets	(6,573)	2,457
Other liabilities	9,321	(2,867)
Net cash provided by operating activities	34,781	60,570
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(166,945)	(17,848)
Capital expenditures	(22,197)	(25,124)
Proceeds from disposal of tangible assets	—	41
Net cash used for investing activities	(189,142)	(42,931)
Cash flows from financing activities:
Cash dividends paid	(21,688)	(4,204)
Payments under borrowing arrangements	(5,221)	(51,250)
Withholding tax payments for share-based payment awards, net of proceeds from the exercise of stock options	(4,726)	(3,598)
Debt issuance costs paid	(2,044)	—
Net cash used for financing activities	(33,679)	(59,052)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10,284	434
Decrease in cash and cash equivalents	(177,756)	(40,979)
Cash and cash equivalents, beginning of period	848,116	216,751
Cash and cash equivalents, end of period	$670,360	$175,772

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
SIX MONTHS ENDED JULY 2, 2017
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2016	52	$1	50,335	$503	$1,116,090	$783,812	(8,155)	$(401,026)	$(39,067)	$1,004	$1,461,317
Net income (loss)	—	—	—	—	—	61,664	—	—	—	(192)	61,472
Foreign currency translation, net of $0.4 million tax	—	—	—	—	—	—	—	—	(26,895)	(48)	(26,943)
Adjustments to pension and postretirement liability, net of $0.5 million tax	—	—	—	—	—	—	—	—	774	—	774
Other comprehensive loss, net of tax											(26,169)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(1,034)	—	22	(8)	—	—	(1,042)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(4,217)	—	95	533	—	—	(3,684)
Share-based compensation	—	—	—	—	8,924	—	—	—	—	—	8,924
Preferred stock dividends	—	—	—	—	—	(17,466)	—	—	—	—	(17,466)
Common stock dividends ($0.10 per share)	—	—	—	—	—	(4,249)	—	—	—	—	(4,249)
Balance at July 2, 2017	52	$1	50,335	$503	$1,119,763	$823,761	(8,038)	$(400,501)	$(65,188)	$764	$1,479,103

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 2, 2017, the 92nd day of our fiscal year 2017. Our fiscal second and third quarters each have 91 days. The six months ended July 2, 2017 and July 3, 2016 included 183 and 185 days, respectively.
Reclassifications
We have made certain reclassifications to the 2016 Condensed Consolidated Financial Statements with no impact to reported net income in order to conform to the 2017 presentation.
Operating Segments
To leverage the Company's strengths in networking, IoT, and cybersecurity technologies, effective January 1, 2017, we formed a new segment called Network Solutions, which represents the combination of the prior Industrial IT Solutions and Network Security Solutions segments.  The formation is a natural evolution in our organic and inorganic strategies for a range of industrial and non-industrial applications.  We have revised the prior period segment information to conform to the change in the composition of these reportable segments.  In connection with this change, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million and $1.6 million for the three and six months ended July 2, 2017, respectively.
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
As of and during the three and six months ended July 2, 2017 and July 3, 2016, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 2). We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended July 2, 2017 and July 3, 2016.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. As of July 2, 2017, we did not have any significant cash equivalents.
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

As of July 2, 2017, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $8.1 million, $2.4 million, and $1.8 million, respectively.

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
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 16.
Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We plan to adopt ASU 2014-09 on January 1, 2018, using the modified retrospective method of adoption. Our overall, initial assessment indicates that the impact of adopting ASU 2014-09 on our consolidated financial statements will not be material. We do not expect significant changes in the timing or method of revenue recognition for any of our material revenue streams. We are currently completing detailed contract reviews to determine if any adjustments are necessary to our existing accounting policies and to support our overall, initial assessment. We believe the most significant impact of adopting ASU 2014-09 will be on our disclosures regarding revenue recognition. We will continue our evaluation of ASU 2014-09, including new or emerging interpretations of the standard, through the date of adoption.
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

Note 2:  Acquisitions
Thinklogical Holdings, LLC
We acquired 100% of the outstanding ownership interest in Thinklogical Holdings, LLC (Thinklogical) on May 31, 2017 for cash of $171.3 million. Thinklogical designs, manufactures, and markets high-bandwidth fiber matrix switches, video, and keyboard/video/mouse extender solutions, camera extenders, and console management solutions. Thinklogical is headquartered in Connecticut. The results of Thinklogical have been included in our Consolidated Financial Statements from May 31, 2017, and are reported within the Broadcast Solutions segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of May 31, 2017 (in thousands):

Cash	$5,327
Receivables	4,355
Inventory	17,291
Prepaid and other current assets	405
Property, plant, and equipment	4,289
Intangible assets	86,250
Goodwill	57,513
Total assets acquired	$175,430

Accounts payable	$1,231
Accrued liabilities	1,353
Deferred revenue	1,574
Total liabilities assumed	$4,158

Net assets	$171,272

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

The fair value of acquired receivables is $4.4 million, which is equivalent to its gross contractual amount.

For purposes of the above allocation, we based our estimate of the fair value for the acquired inventory, intangible assets, and deferred revenue on a preliminary valuation study performed by a third party valuation firm. We have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows to estimate the fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Thinklogical acquisition primarily consist of utilizing Belden's fiber and connectivity with Thinklogical's connections between matrix switch, control systems, transmitters and source to expand our product portfolio across our segments to both existing and new customers. Our tax basis in the acquired goodwill is $57.5 million. The goodwill balance we recorded is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$60,000	5.0
Customer relationships	20,000	15.0
Trademarks	3,750	10.0
Sales backlog	2,500	0.3
Total intangible assets subject to amortization	$86,250

Intangible assets not subject to amortization:
Goodwill	$57,513	n/a
Total intangible assets not subject to amortization	$57,513

Total intangible assets	$143,763
Weighted average amortization period		7.4

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

Our consolidated revenues and consolidated income before taxes for the three and six months ended July 2, 2017 included $10.2 million of revenues and $1.1 million of income before taxes from Thinklogical.

The following table illustrates the unaudited pro forma effect on operating results as if the Thinklogical acquisition had been completed as of January 1, 2016.

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

	(In thousands, except per share data)
	(Unaudited)
Revenues	$615,109	$608,517	$1,170,745	$1,155,428
Net income attributable to Belden common stockholders	28,250	38,194	41,130	47,520
Diluted income per share attributable to Belden common stockholders	$0.66	$0.90	$0.96	$1.12

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
During the fourth quarter of 2016, we committed to a plan to sell our MCS business and Hirschmann JV and determined that we met all of the criteria to classify the assets and liabilities of these businesses as held for sale. The MCS business is part of the Industrial Solutions segment and the Hirschmann JV is an equity method investment that is not included in an operating segment. The MCS business operates in Germany and the United States, and the Hirschmann JV is an equity method investment located in China. During the fourth quarter of 2016, we reached an agreement in principal to sell this disposal group for a total sales price of $39 million. The carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based on the expected sales price, by $23.9 million. Therefore, we recognized an impairment charge equal to this amount in the fourth quarter of 2016. During the first quarter of 2017, we signed a definitive sales agreement for a purchase price of $39 million, and we expect the sale to be completed in 2017. The following table provides the major classes of assets and liabilities classified as held for sale as of July 2, 2017 and December 31, 2016. In addition, the disposal group had $8.9 million and $15.7 million of accumulated other comprehensive losses at July 2, 2017 and December 31, 2016, respectively.

	July 2, 2017	December 31, 2016

	(In thousands)
Receivables, net	$4,881	$4,551
Inventories, net	3,902	2,848
Other current assets	1,190	1,131
Property, plant, and equipment	2,195	1,946
Intangible assets	4,534	4,405
Goodwill	5,477	5,477
Other long-lived assets	32,495	26,766
Total assets of disposal group	54,674	47,124
Impairment of assets held for sale	(23,931)	(23,931)
Total assets held for sale	$30,743	$23,193
Accrued liabilities	$1,409	$1,288
Postretirement benefits	394	448
Total liabilities held for sale	$1,803	$1,736

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

Beginning in 2017, sales of certain audio-visual cable that had previously been reported in our Broadcast Solutions segment are now reported in our Enterprise Solutions segment.  As the annual revenues associated with this product line are not material, we have not revised the prior period segment information.
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

	Broadcast Solutions	Enterprise Solutions	Industrial Solutions	Network Solutions	Total Segments

	(In thousands)
As of and for the three months ended July 2, 2017
Segment revenues	$188,071	$160,733	$159,255	$102,574	$610,633
Affiliate revenues	94	1,545	275	32	1,946
Segment EBITDA	29,610	26,801	31,036	22,780	110,227
Depreciation expense	4,058	2,695	3,168	1,607	11,528
Amortization expense	13,453	429	640	12,591	27,113
Severance, restructuring, and acquisition integration costs	970	8,141	346	103	9,560
Purchase accounting effects of acquisitions	1,167	—	—	—	1,167
Segment assets	359,160	275,770	282,068	105,070	1,022,068
As of and for the three months ended July 3, 2016
Segment revenues	$193,521	$160,401	$147,808	$101,651	$603,381
Affiliate revenues	173	1,328	214	4	1,719
Segment EBITDA	29,505	29,575	27,064	22,191	108,335
Depreciation expense	4,061	3,429	2,709	1,788	11,987
Amortization expense	13,420	432	601	11,810	26,263
Severance, restructuring, and acquisition integration costs	1,319	1,207	2,371	972	5,869
Deferred gross profit adjustments	494	—	—	1,256	1,750
Segment assets	329,250	253,424	255,250	107,176	945,100
As of and for the six months ended July 2, 2017
Segment revenues	$356,667	$306,415	$305,436	$193,496	$1,162,014
Affiliate revenues	195	4,103	662	92	5,052
Segment EBITDA	55,010	50,901	56,769	40,657	203,337
Depreciation expense	8,007	5,294	6,374	3,236	22,911
Amortization expense	23,468	853	1,282	25,179	50,782
Severance, restructuring, and acquisition integration costs	1,378	13,014	1,467	301	16,160
Purchase accounting effects of acquisitions	1,167	—	—	—	1,167
Segment assets	359,160	275,770	282,068	105,070	1,022,068
As of and for the six months ended July 3, 2016
Segment revenues	$364,793	$296,293	$288,899	$197,196	$1,147,181
Affiliate revenues	597	3,027	396	32	4,052
Segment EBITDA	52,772	53,311	50,051	42,267	198,401
Depreciation expense	8,023	6,818	5,427	3,382	23,650
Amortization expense	26,351	861	1,192	23,391	51,795
Severance, restructuring, and acquisition integration costs	5,697	1,707	3,236	3,637	14,277
Purchase accounting effects of acquisitions	195	—	—	—	195
Deferred gross profit adjustments	1,108	—	—	2,945	4,053
Segment assets	329,250	253,424	255,250	107,176	945,100

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

	(In thousands)
Total Segment Revenues	$610,633	$603,381	$1,162,014	$1,147,181
Deferred revenue adjustments (1)	—	(1,750)	—	(4,053)
Consolidated Revenues	$610,633	$601,631	$1,162,014	$1,143,128

Total Segment EBITDA	$110,227	$108,335	$203,337	$198,401
Amortization of intangibles	(27,113)	(26,263)	(50,782)	(51,795)
Depreciation expense	(11,528)	(11,987)	(22,911)	(23,650)
Severance, restructuring, and acquisition integration costs (2)	(9,560)	(5,869)	(16,160)	(14,277)
Purchase accounting effects related to acquisitions (3)	(1,167)	—	(1,167)	(195)
Deferred gross profit adjustments (1)	—	(1,750)	—	(4,053)
Income from equity method investment	2,277	661	3,284	491
Eliminations	(655)	(886)	(1,783)	(1,717)
Consolidated operating income	62,481	62,241	113,818	103,205
Interest expense, net	(23,533)	(24,049)	(47,039)	(48,445)
Loss on debt extinguishment	(847)	—	(847)	—
Consolidated income before taxes	$38,101	$38,192	$65,932	$54,760
(1) For the three and six months ended July 3, 2016 , our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2)  See Note 8, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the three and six months ended July 2, 2017 and July 3, 2016, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Thinklogical and M2FX acquisitions, respectively.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

	(In Thousands)
Numerator:
Net income	$35,891	$41,933	$61,472	$58,291
Less: Net loss attributable to noncontrolling interest	(86)	(99)	(192)	(198)
Less: Preferred stock dividends	8,733	—	17,466	—
Net income attributable to Belden common stockholders	$27,244	$42,032	$44,198	$58,489
Denominator:
Weighted average shares outstanding, basic	42,283	42,085	42,249	42,046
Effect of dilutive common stock equivalents	549	448	504	413
Weighted average shares outstanding, diluted	42,832	42,533	42,753	42,459

For both the three and six months ended July 2, 2017, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million because to do so would have been anti-dilutive. In addition, for both the three and six months ended July 2, 2017, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million because the related performance conditions have not been satisfied. Furthermore, for both the three and six months ended July 2, 2017, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 6.9 million common shares because deducting the preferred stock dividends from net income was more dilutive.

For the three and six months ended July 3, 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.7 million and 0.8 million, respectively, because to do so would have been anti-dilutive. In addition, for both the three and six months ended July 3, 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million because the related performance conditions have not been satisfied.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 6:  Inventories
The major classes of inventories were as follows:

	July 2, 2017	December 31, 2016

	(In thousands)
Raw materials	$115,637	$90,019
Work-in-process	40,310	25,166
Finished goods	123,993	99,784
Gross inventories	279,940	214,969
Excess and obsolete reserves	(27,406)	(24,561)
Net inventories	$252,534	$190,408
Note 7:  Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense of $11.5 million and $22.9 million in the three and six months ended July 2, 2017, respectively. We recognized depreciation expense of $12.0 million and $23.7 million in the three and six months ended July 3, 2016, respectively.

In connection with the segment change discussed in Note 4, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million and $1.6 million for the three and six months ended July 2, 2017, respectively. As of July 2, 2017, the net book value of the Tripwire trademark was $29.4 million.

We recognized amortization expense related to our intangible assets of $27.1 million and $50.8 million in the three and six months ended July 2, 2017, respectively. We recognized amortization expense related to our intangible assets of $26.3 million and $51.8 million in the three and six months ended July 3, 2016, respectively.
Note 8:  Severance, Restructuring, and Acquisition Integration Activities

Industrial and Network Solutions Restructuring Program: 2015-2016
Both our Industrial Solutions and Network Solutions segments had been negatively impacted by a decline in sales volume in 2015. At such time, global demand for industrial products had been negatively impacted by the strengthened U.S. dollar and lower energy prices. As a result, our customers reduced their capital spending. In response to these industrial market conditions, we began to execute a restructuring program in the fourth fiscal quarter of 2015 to reduce our cost structure. We recognized $2.4 million and $5.8 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. Most of these costs were incurred by our Network Solutions segment. We did not incur any additional severance and other restructuring costs for this program in 2017. To date, we have incurred a total of $13.0 million in severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, and we are substantially realizing such benefits.

Industrial Manufacturing Footprint Program: 2016 - 2017
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed in 2018. We recognized $2.0 million and $2.5 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. We recognized $8.2 million and $13.9 million of severance and other restructuring costs for this program during the three and six months ended July 2, 2017, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. To date, we have incurred a total of $31.7 million in severance and other restructuring costs for this program. We expect to incur approximately $11 million of additional severance and other restructuring costs for this program in 2017 and 2018. We expect the program to generate approximately $13 million of savings on an annualized basis, beginning in the second half of 2017.

Grass Valley Restructuring Program: 2015-2016
Our Broadcast Solutions segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products beginning in 2015. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers deferred their capital spending as they navigated through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third fiscal quarter of 2015 to reduce our cost structure. We recognized $0.9 million and $5.0 million of severance and other restructuring costs for this program during the three and six months ended July 3, 2016, respectively. We did not incur any additional severance and other restructuring costs for this program in 2017. To date, we have incurred a total of $34.1 million in severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, and we are substantially realizing such benefits.
The following table summarizes the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended July 2, 2017	(In thousands)
Broadcast Solutions	$—	$970	$970
Enterprise Solutions	1,275	6,866	8,141
Industrial Solutions	153	193	346
Network Solutions	—	103	103
Total	$1,428	$8,132	$9,560
Three Months Ended July 3, 2016
Broadcast Solutions	$(109)	$1,428	$1,319
Enterprise Solutions	71	1,136	1,207
Industrial Solutions	1,180	1,191	2,371
Network Solutions	309	663	972
Total	$1,451	$4,418	$5,869
Six Months Ended July 2, 2017
Broadcast Solutions	$49	$1,329	$1,378
Enterprise Solutions	2,127	10,887	13,014
Industrial Solutions	153	1,314	1,467
Network Solutions	—	301	301
Total	$2,329	$13,831	$16,160
Six Months Ended July 3, 2016
Broadcast Solutions	$(751)	$6,448	$5,697
Enterprise Solutions	76	1,631	1,707
Industrial Solutions	1,777	1,459	3,236
Network Solutions	2,631	1,006	3,637
Total	$3,733	$10,544	$14,277

Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended July 2, 2017, $8.2 million and $1.4 million were included in cost of sales and selling, general and administrative expenses, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended July 3, 2016, $1.8 million, $3.6 million, and $0.5 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended July 2, 2017, $14.1 million and $2.1 million were included in cost of sales and selling, general and administrative expenses, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended July 3, 2016, $3.9 million, $9.7 million, and $0.7 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
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
There were no significant severance accrual balances as of July 2, 2017 or December 31, 2016.
Note 9:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	July 2, 2017	December 31, 2016

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
4.125% Senior subordinated notes due 2026	227,120	209,081
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	573,722	529,146
5.50% Senior subordinated notes due 2022	700,000	700,000
9.25% Senior subordinated notes due 2019	—	5,221
Total senior subordinated notes	1,700,842	1,643,448
Less unamortized debt issuance costs	(21,460)	(23,287)
Long-term debt	$1,679,382	$1,620,161
Revolving Credit Agreement due 2022

On May 16, 2017, we entered into an Amended and Restated Credit Agreement (the Revolver) to amend and restate our prior Revolving Credit Agreement. The Revolver provides a $400.0 million multi-currency asset-based revolving credit facility. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver has been extended to May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. We recognized a $0.8 million loss on debt extinguishment for unamortized debt issuance costs related to creditors no longer participating in the new Revolver. In connection with executing the Revolver, we paid $2.0 million of fees to creditors and third parties that we will amortize over the remaining term of the Revolver. As of July 2, 2017, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $288.7 million.
Senior Subordinated Notes
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of July 2, 2017 is $227.1 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2024, 2023, and 2022 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2026, 2023, and 2022 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €500.0 million aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). The carrying value of the 2023 Notes as of July 2, 2017 is $573.7 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2026, 2024, and 2022 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding $700.0 million aggregate principal amount of 5.5% senior subordinated notes due 2022 (the 2022 Notes). The 2022 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2022 Notes rank equal in right of payment with our senior subordinated notes due 2026, 2024, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable on March 1 and September 1 of each year. In July 2017, we repurchased a portion of the 2022 Notes outstanding and announced our intention to repurchase the remaining 2022 Notes outstanding. See Note 16.

We had outstanding $5.2 million aggregate principal amount of 9.25% senior subordinated notes due 2019 (the 2019 Notes). On June 15, 2017, we repaid all of the 2019 Notes outstanding, plus accrued interest, and recognized an immaterial loss on debt extinguishment related to unamortized debt issuance costs.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of July 2, 2017 was approximately $1,768.8 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,700.8 million as of July 2, 2017.
Note 10:  Net Investment Hedge
In 2016, we issued €200.0 million senior subordinated notes due 2026. The notes were issued by Belden Inc., a USD functional currency ledger. We have designated this foreign denominated debt as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in exchange rates. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment at July 2, 2017 was $5.1 million.
Note 11:  Income Taxes

We recognized income tax expense of $2.2 million and $4.5 million for the three and six months ended July 2, 2017, respectively, representing effective tax rates of 5.8% and 6.8%, respectively. The effective tax rates were impacted by the following significant factors:

•
We recognized an income tax benefit of $4.1 million and $7.5 million in the three and six months ended July 2, 2017, respectively, as a result of generating tax credits, primarily from the implementation of a foreign tax credit planning strategy.

•
Foreign tax rate differences reduced our income tax expense by approximately $4.1 million and $7.0 million in the three and six months ended July 2, 2017, respectively. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively.

•	We also recognized an income tax benefit of $4.5 million and $5.3 million in the three and six months ended July 2, 2017, respectively, related to non-taxable currency translation gains.

We recognized income tax benefits of $3.7 million and $3.5 million for the three and six months ended July 3, 2016, respectively, representing effective tax rates of (9.8)% and (6.4)%, respectively. The effective tax rates were impacted by the following significant factors:

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

•
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
Note 12:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

	(In thousands)
Service cost	$1,251	$1,426	$13	$16
Interest cost	1,874	2,424	329	480
Expected return on plan assets	(2,567)	(3,216)	—	—
Amortization of prior service credit	(9)	(9)	—	(11)
Actuarial losses	645	709	23	149
Net periodic benefit cost	$1,194	$1,334	$365	$634
Six Months Ended
Service cost	$2,343	$2,835	$27	$29
Interest cost	3,569	4,819	656	847
Expected return on plan assets	(4,928)	(6,408)	—	—
Amortization of prior service credit	(20)	(18)	—	(22)
Actuarial losses	1,233	1,407	45	231
Net periodic benefit cost	$2,197	$2,635	$728	$1,085
Note 13:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

	(In thousands)
Net income	$35,891	$41,933	$61,472	$58,291
Foreign currency translation loss, net of $0.5 million, $0.3 million, $0.4 million, and $1.9 million tax, respectively	(17,107)	1,094	(26,943)	(1,093)
Adjustments to pension and postretirement liability, net of $0.3 million, $0.3 million, $0.5 million, and $0.6 million tax, respectively	406	515	774	982
Total comprehensive income	19,190	43,542	35,303	58,180
Less: Comprehensive loss attributable to noncontrolling interest	(77)	(126)	(240)	(227)
Comprehensive income attributable to Belden	$19,267	$43,668	$35,543	$58,407

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2016	$(4,661)	$(34,406)	$(39,067)
Other comprehensive loss attributable to Belden before reclassifications	(26,895)	—	(26,895)
Amounts reclassified from accumulated other comprehensive income (loss)	—	774	774
Net current period other comprehensive loss attributable to Belden	(26,895)	774	(26,121)
Balance at July 2, 2017	$(31,556)	$(33,632)	$(65,188)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended July 2, 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,278	(1)
Prior service credit	(20)	(1)
Total before tax	1,258
Tax benefit	(484)
Total net of tax	$774
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 12).
Note 14:  Preferred Stock
On July 26, 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. The net proceeds are for general corporate purposes. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness. During the three and six months ended July 2, 2017, the Preferred Stock accrued $8.7 million and $17.5 million of dividends, respectively.
Note 15: Share Repurchases
On May 25, 2017, our Board of Directors authorized a new share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded by cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. We have not repurchased any shares under this program as of July 2, 2017.
Note 16: Subsequent Events
On July 6, 2017, we issued €450.0 million ($509.5 million at issuance) aggregate principal amount of 3.375% Senior Subordinated Notes due 2027 (the 2027 Notes). The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2026, 2024, 2023, and 2022 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest on the 2027 Notes accrues at a rate of 3.375% per annum and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2018. We used the net proceeds of this offering and cash on hand to repurchase $581.3 million of our outstanding $700.0 million 5.5% senior subordinated notes due 2022 that were tendered pursuant to a tender offer. On July 6, 2017, we also announced that we intend to repurchase the remaining $118.7 million of our outstanding $700.0 million notes due 2022. We expect to incur a loss on debt extinguishment in excess of $25 million related to the repurchase of our outstanding $700.0 million notes due 2022.

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
Channel Inventory
Our operating results also can be affected by the levels of Belden products purchased and held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold the products they bought from us in their inventory in order to meet the service and on-time delivery requirements of their customers. Generally, as our channel partners and customers change the level of products they buy from us and hold in their inventory, it impacts our revenues. Comparisons of our results between periods can be impacted by changes in the levels of channel inventory. We use information provided to us by our channel partners and make certain assumptions based on our sales to them to determine the amount of products they bought from us and hold in their inventory. As such, all references to the effect of channel inventory changes are estimates.
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
Operating Segments
To leverage the Company's strengths in networking, IoT, and cybersecurity technologies, effective January 1, 2017, we formed a new segment called Network Solutions, which represents the combination of the prior Industrial IT Solutions and Network Security Solutions segments.  The formation is a natural evolution in our organic and inorganic strategies for a range of industrial and non-industrial applications.  We have revised the prior period segment information to conform to the change in the composition of these reportable segments.  In connection with this change, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million and $1.6 million for the three and six months ended July 2, 2017, respectively. As of July 2, 2017, the net book value of the Tripwire trademark was $29.4 million. See Note 4.
Acquisitions

We completed the acquisition of Thinklogical Holdings, LLC (Thinklogical) on May 31, 2017. The results of Thinklogical have been included in our Consolidated Financial Statements from the acquisition date and are reported in the Broadcast Solutions segment. See Note 2.

Industrial Manufacturing Footprint Program

In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed in 2018. We recognized $8.2 million and $13.9 million of severance and other restructuring costs for this program during the three and six months ended July 2, 2017. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $11 million of additional severance and other restructuring costs for this program in 2017 and 2018. We expect the program to generate approximately $13 million of savings on an annualized basis, beginning in the second half of 2017. See Note 8.
Long-term Debt

On May 16, 2017, we entered into an Amended and Restated Credit Agreement (the Revolver) to amend and restate our prior Revolving Credit Agreement. The Revolver provides a $400.0 million multi-currency asset-based revolving credit facility. We recognized a $0.8 million loss on debt extinguishment for unamortized debt issuance costs related to creditors no longer participating in the new Revolver. In connection with executing the Revolver, we paid $2.0 million of fees to creditors and third parties that we will amortize over the remaining term of the Revolver. As of July 2, 2017, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $288.7 million. Additionally, on June 15, 2017, we repaid all of the outstanding $5.2 million aggregate principal amount of 9.25% senior subordinated notes due 2019, plus accrued interest, and recognized an immaterial loss on debt extinguishment related to unamortized debt issuance costs. See Note 9.
Subsequent Events

On July 6, 2017, we issued €450.0 million ($509.5 million at issuance) aggregate principal amount of 3.375% Senior Subordinated Notes due 2027. We used the net proceeds of this offering and cash on hand to repurchase $581.3 million of our outstanding $700.0 million 5.5% senior subordinated notes due 2022 that were tendered pursuant to a tender offer. On July 6, 2017, we also announced that we intend to repurchase the remaining $118.7 million of our outstanding $700.0 million notes due 2022. We expect to incur a loss on debt extinguishment in excess of $25 million related to the repurchase of our outstanding $700.0 million notes due 2022.
See Note 16.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended July 2, 2017:

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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended			Six Months Ended
	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change

	(In thousands, except percentages)
Revenues	$610,633	$601,631	1.5%	$1,162,014	$1,143,128	1.7%
Gross profit	242,509	248,213	(2.3)%	464,623	473,248	(1.8)%
Selling, general and administrative expenses	(117,771)	(123,057)	(4.3)%	(230,357)	(245,463)	(6.2)%
Research and development	(35,144)	(36,652)	(4.1)%	(69,666)	(72,785)	(4.3)%
Amortization of intangibles	(27,113)	(26,263)	3.2%	(50,782)	(51,795)	(2.0)%
Operating income	62,481	62,241	0.4%	113,818	103,205	10.3%
Interest expense, net	(23,533)	(24,049)	(2.1)%	(47,039)	(48,445)	(2.9)%
Loss on debt extinguishment	(847)	—	100.0%	(847)	—	100.0%
Income before taxes	38,101	38,192	(0.2)%	65,932	54,760	20.4%
Revenues increased in the three and six months ended July 2, 2017 from the comparable period of 2016 due to the following factors:
•Acquisitions contributed $10.2 million to the increase in revenues in both the three and six months ended July 2, 2017.
•Higher copper costs contributed $8.2 million and $17.5 million, respectively, to the increase in revenues.
•Sales volume resulted in a $2.8 million decrease in revenues and a $1.6 million increase in revenues, respectively.
•Unfavorable currency translation resulted in a revenue decrease of $6.6 million and $10.4 million, respectively.

Gross profit decreased in the three and six months ended July 2, 2017 from the comparable period of 2016 due to an increase in severance, restructuring, and acquisition integration costs in cost of sales of $6.4 million and $10.2 million, respectively, unfavorable currency translation noted above, and unfavorable product mix. These decreases were partially offset by the impact of acquisitions and productivity resulting from our restructuring actions. Furthermore, the increase in copper costs which result in higher revenues as discussed above, has minimal impact to gross profit dollars, and as a result, weakens gross profit margins.
Selling, general and administrative expenses decreased $5.3 million and $15.1 million, respectively, in the three and six months ended July 2, 2017 from the comparable period of 2016. Decreases in severance, restructuring, and acquisition integration costs contributed $2.2 million and $7.6 million, respectively. Additionally, currency translation contributed $1.2 million and $1.9 million to the decrease in selling, general and administrative expense, respectively. The remaining decrease was primarily due to improved productivity from our restructuring actions.

Research and development expenses decreased $1.5 million and $3.1 million, respectively, in the three and six months ended July 2, 2017 from the comparable period of 2016. Currency translation contributed $0.6 million and $0.8 million, respectively, to the decrease in research and development expense. Additionally, decreases in severance, restructuring, and acquisition integration costs contributed $0.5 million and $0.7 million, respectively. Furthermore, improved productivity from our restructuring actions contributed $0.8 million and $2.0 million, respectively, to the decline in research and development expense. These decreases were partially offset by the impact of acquisitions, which increased research and development expense by $0.4 million.

Amortization of intangibles increased $0.8 million and $1.0 million, respectively, in the three and six months ended July 2, 2017 from the comparable period of 2016. This is primarily due to the acquisition of Thinklogical and amortization from the Tripwire trademark, which we began amortizing in 2017. These increases were partially offset by currency translation and the intangible assets classified as held for sale for which we ceased amortizing in the fourth quarter of 2016 (see Note 3).
Operating income increased $0.2 million and $10.6 million, respectively, in the three and six months ended July 2, 2017 from the comparable period of 2016 primarily due to the decreases in selling, general and administrative expenses and research and development expenses, partially offset by the decrease in gross profit and increase in amortization expense discussed above.
Income before taxes decreased $0.1 million and increased $11.1 million in the three and six months ended July 2, 2017 from the comparable period of 2016, respectively, primarily due to the fluctuations in operating income discussed above, coupled with the $0.8 million loss on debt extinguishment in connection with the Amended and Restated Credit Agreement executed during the second quarter of 2017 (see Note 9).
Income Taxes

	Three Months Ended			Six Months Ended
	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change

	(In thousands, except percentages)
Income before taxes	$38,101	$38,192	(0.2)%	$65,932	$54,760	20.4%
Income tax benefit (expense)	(2,210)	3,741	(159.1)%	(4,460)	3,531	(226.3)%
Effective tax rate	5.8%	(9.8)%		6.8%	(6.4)%

We recognized income tax expense of $2.2 million and $4.5 million for the three and six months ended July 2, 2017, respectively, representing effective tax rates of 5.8% and 6.8%, respectively. The effective tax rates were impacted by the following significant factors:

•
We recognized an income tax benefit of $4.1 million and $7.5 million in the three and six months ended July 2, 2017, respectively, as a result of generating tax credits, primarily from the implementation of a foreign tax credit planning strategy.

•
Foreign tax rate differences reduced our income tax expense by approximately $4.1 million and $7.0 million in the three and six months ended July 2, 2017, respectively. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively.

•	We also recognized an income tax benefit of $4.5 million and $5.3 million in the three and six months ended July 2, 2017, respectively, related to non-taxable currency translation gains.

We recognized income tax benefits of $3.7 million and $3.5 million for the three and six months ended July 3, 2016, respectively, representing effective tax rates of (9.8)% and (6.4)%, respectively. The effective tax rates were impacted by the following significant factors:

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

•
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
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended			Six Months Ended
	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change

	(In thousands, except percentages)
Adjusted Revenues	$610,633	$603,381	1.2%	$1,162,014	$1,147,181	1.3%
Adjusted EBITDA	111,849	108,110	3.5%	204,838	197,175	3.9%
as a percent of adjusted revenues	18.3%	17.9%		17.6%	17.2%
Adjusted Revenues increased in the three and six months ended July 2, 2017 from the comparable period of 2016 due to the following factors:

•Acquisitions contributed $10.2 million to the increase in revenues in both the three and six months ended July 2, 2017.
•Higher copper costs contributed $8.2 million and $17.5 million, respectively, to the increase in revenues.
•Sales volume resulted in revenue decreases of $4.6 million and $2.5 million, respectively.
•Unfavorable currency translation resulted in revenue decreases of $6.6 million and $10.4 million, respectively.

Adjusted EBITDA increased in the three and six months ended July 2, 2017 from the comparable period of 2016 primarily due to improved productivity resulting from our restructuring actions and proven Lean enterprise system. These increases were partially offset by unfavorable currency translation. Accordingly, as compared to the year ago period, EBITDA margins expanded 40 basis points for both the three and six months ended July 2, 2017 to 18.3% and 17.6%, respectively.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

	(In thousands, except percentages)
GAAP revenues	$610,633	$601,631	$1,162,014	$1,143,128
Deferred revenue adjustments (1)	—	1,750	—	4,053
Adjusted revenues	$610,633	$603,381	$1,162,014	$1,147,181

GAAP net income attributable to Belden	$35,977	$42,032	$61,664	$58,489
Amortization of intangible assets	27,113	26,263	50,782	51,795
Interest expense, net	23,533	24,049	47,039	48,445
Depreciation expense	11,528	11,987	22,911	23,650
Severance, restructuring, and acquisition integration costs (2)	9,560	5,869	16,160	14,277
Income tax expense (benefit)	2,210	(3,741)	4,460	(3,531)
Purchase accounting effects related to acquisitions (3)	1,167	—	1,167	195
Loss on debt extinguishment	847	—	847	—
Deferred gross profit adjustments (1)	—	1,750	—	4,053
Noncontrolling interest	(86)	(99)	(192)	(198)
Adjusted EBITDA	$111,849	$108,110	$204,838	$197,175

GAAP net income margin	5.9%	7.0%	5.3%	5.1%
Adjusted EBITDA margin	18.3%	17.9%	17.6%	17.2%
(1) For the three and six months ended July 3, 2016 , our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2)  See Note 8, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the three and six months ended July 2, 2017 and July 3, 2016, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Thinklogical and M2FX acquisitions, respectively.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.
Broadcast Solutions

	Three Months Ended			Six Months Ended
	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$188,071	$193,521	(2.8)%	$356,667	$364,793	(2.2)%
Segment EBITDA	29,610	29,505	0.4%	55,010	52,772	4.2%
as a percent of segment revenues	15.7%	15.2%		15.4%	14.5%

Broadcast Solutions revenues decreased in both the three and six months ended July 2, 2017 from the comparable period of 2016 primarily due to decreases in sales volume of $12.6 million and $11.7 million, respectively. The decline in volume was most notable in North America. Furthermore, a product line transfer to Enterprise Solutions contributed $1.2 million and $3.3 million to the decrease in revenues, respectively.  In addition, unfavorable currency translation had a $1.8 million and $3.3 million unfavorable impact on revenues, respectively. These decreases were partially offset by $10.2 million of revenues from the acquisition of Thinklogical in both the three and six months ended July 2, 2017.

Broadcast Solutions EBITDA increased $0.1 million and $2.2 million in the three and six months ended July 2, 2017 from the comparable period of 2016 due to contributions from the acquisition of Thinklogical, as well as improved productivity resulting from our restructuring actions and acquisition integration activities. Accordingly, Broadcast Solutions EBITDA margins expanded 50 basis points and 90 basis points to 15.7% from 15.4%, respectively, from the comparable period of 2016.
Enterprise Solutions

	Three Months Ended			Six Months Ended
	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$160,733	$160,401	0.2%	$306,415	$296,293	3.4%
Segment EBITDA	26,801	29,575	(9.4)%	50,901	53,311	(4.5)%
as a percent of segment revenues	16.7%	18.4%		16.6%	18.0%

Enterprise Solutions revenues increased $0.3 million and $10.1 million in the three and six months ended July 2, 2017 from the comparable period of 2016, respectively. Favorable copper costs resulted in an increase in revenues of $4.7 million and $9.2 million, respectively. A product line transfer from Broadcast Solutions contributed $1.2 million and $3.3 million, respectively. Changes in volume had a $3.5 million unfavorable impact on revenues and a $0.4 million favorable impact on revenues in the three and six months ended July 2, 2017, respectively. Unfavorable currency translation of $2.1 million and $2.8 million, respectively, partially offset the increases to revenues discussed above.
Enterprise Solutions EBITDA decreased in the three and six months ended July 2, 2017 compared to the year ago period primarily because we have been unable to fully pass through the rise in copper costs to our customers.
Industrial Solutions

	Three Months Ended			Six Months Ended
	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$159,255	$147,808	7.7%	$305,436	$288,899	5.7%
Segment EBITDA	31,036	27,064	14.7%	56,769	50,051	13.4%
as a percent of segment revenues	19.5%	18.3%		18.6%	17.3%

Industrial Solutions revenues increased $11.5 million and $16.5 million, respectively, in the three and six months ended July 2, 2017 from the comparable period of 2016. Increases in volume resulted in revenue growth of $9.4 million and $10.0 million, respectively. We experienced strong organic growth in discrete manufacturing, with robust demand from machine builders primarily driven by increased investments in automation. Favorable copper costs resulted in an increase in revenues of $3.5 million and $8.3 million, respectively.These increases were partially offset by unfavorable currency translation of $1.5 million and $1.8 million, respectively.
Industrial Solutions EBITDA increased $3.9 million and $6.7 million, respectively, in the three and six months ended July 2, 2017 from the comparable period of 2016 primarily due to leverage on volume and favorable mix. Accordingly, Industrial Solutions EBITDA margins expanded 120 basis points and 130 basis points to 19.5% and 18.6%, respectively.
Network Solutions

	Three Months Ended			Six Months Ended
	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$102,574	$101,651	0.9%	$193,496	$197,196	(1.9)%
Segment EBITDA	22,780	22,191	2.7%	40,657	42,267	(3.8)%
as a percent of segment revenues	22.2%	21.8%		21.0%	21.4%

Network Solutions revenues increased $0.9 million and decreased $3.7 million, respectively, in the three and six months ended July 2, 2017 from the comparable period of 2016.  Increases in volume resulted in revenue growth of $2.1 million in the three months ended July 2, 2017, and decreases in volume resulted in a $1.2 million decline in revenues in the six months ended July 2, 2017. Unfavorable currency translation had a $1.2 million and $2.5 million impact on revenues, respectively.

Network Solutions EBITDA increased in the three months ended July 2, 2017 from the comparable period of 2016 primarily due to productivity from improved sales force retention. EBITDA decreased in the six months ended July 2, 2017 from the comparable period of 2016 primarily due to unfavorable product mix, partially offset by improved productivity.

Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash from operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, (4) our available credit facilities and other borrowing arrangements, and (5) cash proceeds from equity offerings. We expect our operating activities to generate cash in 2017 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing in the event we complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	July 2, 2017	July 3, 2016

	(In thousands)
Net cash provided by (used for):
Operating activities	$34,781	$60,570
Investing activities	(189,142)	(42,931)
Financing activities	(33,679)	(59,052)
Effects of currency exchange rate changes on cash and cash equivalents	10,284	434
Decrease in cash and cash equivalents	(177,756)	(40,979)
Cash and cash equivalents, beginning of period	848,116	216,751
Cash and cash equivalents, end of period	$670,360	$175,772
Operating cash flows were a $34.8 million source of cash in the six months ended July 2, 2017 as compared to $60.6 million in the comparable period of 2016, a decrease of $25.8 million. This deterioration was primarily due to unfavorable changes in inventory and accounts receivable of $42.1 million and $14.2 million, respectively. The unfavorable change in inventory was primarily due to increases in inventory levels in preparation of expected higher demand in the second half of 2017. Days sales outstanding increased in the second quarter of 2017 to 62.5 days from 59.5 days in the second quarter of 2016. The increase in days sales outstanding was due in part to the timing of revenues in the quarter. Days sales outstanding is calculated by dividing accounts receivable as of the end of the quarter by the average daily revenues recognized during the quarter.

Net cash used for investing activities totaled $189.1 million for the six months ended July 2, 2017, compared to $42.9 million for the comparable period of 2016. Investing activities for the six months ended July 2, 2017 included payments, net of cash acquired, for the acquisition of Thinklogical of $165.9 million; capital expenditures of $22.2 million; and a $1.0 million payment related to our 2015 acquisition of Tripwire that had previously been deferred. Investing activities for the six months ended July 3, 2016 included payments, net of cash acquired, for the acquisition of M2FX of $15.3 million; capital expenditures of $25.1 million; and payments of $2.5 million related to our 2015 acquisition of Tripwire that had previously been deferred.
Net cash used for financing activities for the six months ended July 2, 2017 totaled $33.7 million, compared to $59.1 million for the comparable period of 2016. Financing activities for the six months ended July 2, 2017 included cash dividend payments of $21.7 million, payments under borrowing arrangements of $5.2 million, net payments related to share based compensation activities of $4.7 million, and debt issuance costs of $2.0 million. Financing activities for the six months ended July 3, 2016 included payments under borrowing arrangements of $51.3 million, cash dividend payments of $4.2 million, and net payments related to share based compensation activities of $3.5 million.
Our cash and cash equivalents balance was $670.4 million as of July 2, 2017. Of this amount, $179.8 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of July 2, 2017 consisted of $1,700.8 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 9 to the Condensed Consolidated Financial Statements. As of July 2, 2017, we had $288.7 million in available borrowing capacity under our Revolver.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of July 2, 2017.

	Principal Amount by Expected Maturity			Fair
	2017	Thereafter	Total	Value

	(In thousands, except interest rates)
Fixed-rate senior subordinated notes due 2022	$—	$700,000	$700,000	$721,000
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2023	$—	$573,722	$573,722	$598,529
Average interest rate		5.50%
Fixed-rate senior subordinated notes due 2026	$—	$227,120	$227,120	$242,230
Average interest rate		4.125%
Fixed-rate senior subordinated notes due 2024	$—	$200,000	$200,000	$207,000
Average interest rate		5.25%
Total			$1,700,842	$1,768,759
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

BELDEN INC.

Date:	August 7, 2017	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	August 7, 2017	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 7, 2017	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer