Form 10-Q
period 2017-10-01
BELDEN INC.
filed 2017-11-06
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
Commission File No. 001-12561
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
As of November 2, 2017, the Registrant had 42,173,892 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$461,363	$848,116
Receivables, net	439,276	388,059
Inventories, net	262,494	190,408
Other current assets	67,048	29,176
Assets held for sale	35,953	23,193
Total current assets	1,266,134	1,478,952
Property, plant and equipment, less accumulated depreciation	324,617	309,291
Goodwill	1,475,467	1,385,995
Intangible assets, less accumulated amortization	566,958	560,082
Deferred income taxes	35,565	33,706
Other long-lived assets	36,107	38,777
	$3,704,848	$3,806,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301,173	$258,203
Accrued liabilities	257,729	310,340
Liabilities held for sale	1,732	1,736
Total current liabilities	560,634	570,279
Long-term debt	1,530,077	1,620,161
Postretirement benefits	112,938	104,050
Deferred income taxes	21,528	14,276
Other long-term liabilities	37,311	36,720
Stockholders’ equity:
Preferred stock	1	1
Common stock	503	503
Additional paid-in capital	1,123,623	1,116,090
Retained earnings	813,936	783,812
Accumulated other comprehensive loss	(84,342)	(39,067)
Treasury stock	(412,059)	(401,026)
Total Belden stockholders’ equity	1,441,662	1,460,313
Noncontrolling interest	698	1,004
Total stockholders’ equity	1,442,360	1,461,317
	$3,704,848	$3,806,803
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

	(In thousands, except per share data)
Revenues	$621,745	$601,109	$1,783,759	$1,744,237
Cost of sales	(381,921)	(355,147)	(1,079,312)	(1,025,027)
Gross profit	239,824	245,962	704,447	719,210
Selling, general and administrative expenses	(116,429)	(126,662)	(346,786)	(372,125)
Research and development	(35,442)	(33,512)	(105,108)	(106,297)
Amortization of intangibles	(27,162)	(23,808)	(77,944)	(75,603)
Operating income	60,791	61,980	174,609	165,185
Interest expense, net	(19,385)	(23,513)	(66,424)	(71,958)
Loss on debt extinguishment	(51,594)	—	(52,441)	—
Income (loss) before taxes	(10,188)	38,467	55,744	93,227
Income tax benefit (expense)	11,133	(2,395)	6,673	1,136
Net income	945	36,072	62,417	94,363
Less: Net loss attributable to noncontrolling interest	(82)	(88)	(274)	(286)
Net income attributable to Belden	1,027	36,160	62,691	94,649
Less: Preferred stock dividends	8,732	6,695	26,198	6,695
Net income (loss) attributable to Belden common stockholders	$(7,705)	$29,465	$36,493	$87,954

Weighted average number of common shares and equivalents:
Basic	42,256	42,126	42,251	42,073
Diluted	42,256	42,648	42,663	42,534
Basic income (loss) per share attributable to Belden common stockholders	$(0.18)	$0.70	$0.86	$2.09

Diluted income (loss) per share attributable to Belden common stockholders	$(0.18)	$0.69	$0.86	$2.07

Comprehensive income (loss) attributable to Belden	$(18,127)	$32,353	$17,416	$90,760

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	October 1, 2017	October 2, 2016

	(In thousands)
Cash flows from operating activities:
Net income	$62,417	$94,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,538	110,857
Share-based compensation	13,431	13,943
Loss on debt extinguishment	52,441	—
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(32,950)	(9,843)
Inventories	(50,232)	5,626
Accounts payable	30,290	(3,889)
Accrued liabilities	(54,828)	(43,594)
Income taxes	(32,071)	(17,375)
Other assets	(9,046)	2,798
Other liabilities	11,625	(5,457)
Net cash provided by operating activities	103,615	147,429
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(166,896)	(17,848)
Capital expenditures	(33,430)	(36,057)
Other	—	(971)
Proceeds from disposal of tangible assets	15	282
Net cash used for investing activities	(200,311)	(54,594)
Cash flows from financing activities:
Payments under borrowing arrangements	(1,105,892)	(51,875)
Cash dividends paid	(32,535)	(6,307)
Debt issuance costs paid	(16,586)	—
Payments under share repurchase program	(11,508)	—
Withholding tax payments for share-based payment awards, net of proceeds from the exercise of stock options	(5,421)	(5,302)
Proceeds from the issuance of preferred stock, net	—	501,498
Borrowings under credit arrangements	866,700	—
Net cash provided by (used for) financing activities	(305,242)	438,014
Effect of foreign currency exchange rate changes on cash and cash equivalents	15,185	705
Increase (decrease) in cash and cash equivalents	(386,753)	531,554
Cash and cash equivalents, beginning of period	848,116	216,751
Cash and cash equivalents, end of period	$461,363	$748,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
NINE MONTHS ENDED OCTOBER 1, 2017
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2016	52	$1	50,335	$503	$1,116,090	$783,812	(8,155)	$(401,026)	$(39,067)	$1,004	$1,461,317
Net income (loss)	—	—	—	—	—	62,691	—	—	—	(274)	62,417
Foreign currency translation, net of $1.5 million tax	—	—	—	—	—	—	—	—	(46,446)	(32)	(46,478)
Adjustments to pension and postretirement liability, net of $0.7 million tax	—	—	—	—	—	—	—	—	1,171	—	1,171
Other comprehensive loss, net of tax											(45,307)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(1,628)	—	34	(68)	—	—	(1,696)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(4,270)	—	97	543	—	—	(3,727)
Share repurchase program	—	—	—	—	—	—	(151)	(11,508)	—	—	(11,508)
Share-based compensation	—	—	—	—	13,431	—	—	—	—	—	13,431
Preferred stock dividends	—	—	—	—	—	(26,198)	—	—	—	—	(26,198)
Common stock dividends ($0.15 per share)	—	—	—	—	—	(6,369)	—	—	—	—	(6,369)
Balance at October 1, 2017	52	$1	50,335	$503	$1,123,623	$813,936	(8,175)	$(412,059)	$(84,342)	$698	$1,442,360

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 2, 2017, the 92nd day of our fiscal year 2017. Our fiscal second and third quarters each have 91 days. The nine months ended October 1, 2017 and October 2, 2016 included 274 and 276 days, respectively.
Reclassifications
We have made certain reclassifications to the 2016 Condensed Consolidated Financial Statements for our segment change with no impact to reported net income in order to conform to the 2017 presentation. See Note 4.
Operating Segments
To leverage the Company's strengths in networking, IoT, and cybersecurity technologies, effective January 1, 2017, we formed a new segment called Network Solutions, which represents the combination of the prior Industrial IT Solutions and Network Security Solutions segments.  The formation is a natural evolution in our organic and inorganic strategies for a range of industrial and non-industrial applications.  We have revised the prior period segment information to conform to the change in the composition of these reportable segments.  In connection with this change, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million and $2.4 million for the three and nine months ended October 1, 2017, respectively.
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
As of and during the three and nine months ended October 1, 2017 and October 2, 2016, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 2). We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended October 1, 2017 and October 2, 2016.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. As of October 1, 2017, we did not have any significant cash equivalents.
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

As of October 1, 2017, we were party to standby letters of credit, surety bonds, and bank guaranties totaling $7.8 million, $2.4 million, and $2.0 million, respectively.

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

 In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the standard eliminates the exception to the recognition of current and deferred income taxes for an intra-entity asset transfer other than for inventory until the asset has been sold to an outside party. The new standard will be effective for us beginning January 1, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2016-16 will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from the service rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component will be eligible for capitalization, when applicable. The standard requires the amendments to be applied retrospectively for the presentation of the service cost component and the other cost components of net periodic pension cost and net periodic OPEB cost in the Statement of Operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension and OPEB costs. The new standard will be effective for us beginning January 1, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2017-07 will have on our consolidated financial statements and related disclosures.

Note 2:  Acquisitions
Thinklogical Holdings, LLC
We acquired 100% of the outstanding ownership interest in Thinklogical Holdings, LLC (Thinklogical) on May 31, 2017 for cash of $171.3 million. Thinklogical designs, manufactures, and markets high-bandwidth fiber matrix switches, video, and keyboard/video/mouse extender solutions, camera extenders, and console management solutions. Thinklogical is headquartered in Connecticut. The results of Thinklogical have been included in our Consolidated Financial Statements from May 31, 2017, and are reported within the Broadcast Solutions segment. The following table summarizes the estimated, preliminary fair value of the assets acquired and the liabilities assumed as of May 31, 2017 (in thousands):

Cash	$5,376
Receivables	4,355
Inventory	16,424
Prepaid and other current assets	320
Property, plant, and equipment	4,289
Intangible assets	76,400
Goodwill	68,394
Total assets acquired	$175,558

Accounts payable	$1,231
Accrued liabilities	1,353
Deferred revenue	1,702
Total liabilities assumed	$4,286

Net assets	$171,272

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

The preliminary fair value of acquired receivables is $4.4 million, which is equivalent to its gross contractual amount.

For purposes of the above allocation, we based our estimate of the preliminary fair value for the acquired inventory, intangible assets, and deferred revenue on a preliminary valuation study performed by a third party valuation firm. We have estimated a preliminary fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Thinklogical acquisition primarily consist of utilizing Belden's fiber and connectivity portfolio with Thinklogical's connections between matrix switch, control systems, transmitters and source to expand our product portfolio across our segments to both existing and new customers. Our tax basis in the acquired goodwill is approximately $41.0 million and is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$65,200	10.0
Customer relationships	6,600	8.0
Trademarks	3,100	10.0
Sales backlog	1,500	0.3
Total intangible assets subject to amortization	$76,400

Intangible assets not subject to amortization:
Goodwill	$68,394	n/a
Total intangible assets not subject to amortization	$68,394

Total intangible assets	$144,794
Weighted average amortization period		9.6

The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the customer relationship intangible asset was based on our forecasts of estimated sales from recurring customers. The useful life for the trademarks was based on the period of time we expect to continue to go to market using the trademarks. The useful life for the developed technology intangible asset was based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period and pattern of consumption of the intangible asset. The useful life of the backlog intangible asset was based on our estimate of when the ordered items would ship.

Our consolidated revenues and consolidated loss before taxes for the three months ended October 1, 2017 included revenues of $11.6 million and a loss before taxes of $2.7 million, respectively, from Thinklogical. Our consolidated revenues and consolidated income before taxes for the nine months ended October 1, 2017 included revenues of $21.8 million and a loss before taxes of $1.7 million, respectively, from Thinklogical.

The following table illustrates the unaudited pro forma effect on operating results as if the Thinklogical acquisition had been completed as of January 1, 2016.

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October1, 2017	October 2, 2016

	(In thousands, except per share data)
	(Unaudited)
Revenues	$621,745	$616,760	$1,792,614	$1,772,202
Net income (loss) attributable to Belden common stockholders	(5,128)	34,564	37,097	85,588
Diluted income (loss) per share attributable to Belden common stockholders	$(0.12)	$0.81	$0.87	$2.01

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
During the fourth quarter of 2016, we committed to a plan to sell our MCS business and Hirschmann JV and determined that we met all of the criteria to classify the assets and liabilities of these businesses as held for sale. The MCS business is part of the Industrial Solutions segment and the Hirschmann JV is an equity method investment that is not included in an operating segment. The MCS business operates in Germany and the United States, and the Hirschmann JV is an equity method investment located in China. During the fourth quarter of 2016, we reached an agreement in principle to sell this disposal group for a total sales price of $39 million. The carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based on the expected sales price, by $23.9 million. Therefore, we recognized an impairment charge equal to this amount in the fourth quarter of 2016. During the first quarter of 2017, we signed a definitive sales agreement for a purchase price of $39 million, and we expect the sale to be completed in the fourth quarter of 2017. The following table provides the major classes of assets and liabilities classified as held for sale as of October 1, 2017 and December 31, 2016. In addition, the disposal group had $5.1 million and $15.7 million of accumulated other comprehensive losses at October 1, 2017 and December 31, 2016, respectively.

	October 1, 2017	December 31, 2016

	(In thousands)
Receivables, net	$5,937	$4,551
Inventories, net	4,302	2,848
Other current assets	1,101	1,131
Property, plant, and equipment, less accumulated depreciation	2,348	1,946
Intangible assets, less accumulated amortization	4,589	4,405
Goodwill	5,477	5,477
Other long-lived assets	36,130	26,766
Total assets of disposal group	59,884	47,124
Impairment of assets held for sale	(23,931)	(23,931)
Total assets held for sale	$35,953	$23,193
Accrued liabilities	$1,325	$1,288
Postretirement benefits	407	448
Total liabilities held for sale	$1,732	$1,736

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

	Broadcast Solutions	Enterprise Solutions	Industrial Solutions	Network Solutions	Total Segments

	(In thousands)
As of and for the three months ended October 1, 2017
Segment revenues	$193,753	$167,089	$160,471	$100,432	$621,745
Affiliate revenues	129	1,419	332	—	1,880
Segment EBITDA	35,671	26,409	30,545	24,906	117,531
Depreciation expense	4,088	2,740	3,285	1,570	11,683
Amortization expense	13,482	438	646	12,596	27,162
Severance, restructuring, and acquisition integration costs	3,056	6,253	6,840	530	16,679
Purchase accounting effects of acquisitions	2,922	—	—	—	2,922
Segment assets	373,848	284,327	291,984	108,554	1,058,713
As of and for the three months ended October 2, 2016
Segment revenues	$196,173	$156,658	$149,847	$99,790	$602,468
Affiliate revenues	46	1,587	511	13	2,157
Segment EBITDA	36,545	27,294	23,649	24,448	111,936
Depreciation expense	4,063	3,210	2,738	1,592	11,603
Amortization expense	10,955	431	604	11,818	23,808
Severance, restructuring, and acquisition integration costs	174	5,573	4,746	2,302	12,795
Deferred gross profit adjustments	283	—	—	1,076	1,359
Segment assets	314,020	265,085	261,923	105,938	946,966
As of and for the nine months ended October 1, 2017
Segment revenues	$550,420	$473,504	$465,907	$293,928	$1,783,759
Affiliate revenues	324	5,522	994	92	6,932
Segment EBITDA	90,681	77,310	87,314	65,563	320,868
Depreciation expense	12,095	8,034	9,659	4,806	34,594
Amortization expense	36,950	1,291	1,928	37,775	77,944
Severance, restructuring, and acquisition integration costs	4,434	19,267	8,307	831	32,839
Purchase accounting effects of acquisitions	4,089	—	—	—	4,089
Segment assets	373,848	284,327	291,984	108,554	1,058,713
As of and for the nine months ended October 2, 2016
Segment revenues	$560,966	$452,951	$438,746	$296,986	$1,749,649
Affiliate revenues	644	4,615	906	44	6,209
Segment EBITDA	89,317	80,605	73,700	66,715	310,337
Depreciation expense	12,086	10,028	8,165	4,974	35,253
Amortization expense	37,306	1,292	1,796	35,209	75,603
Severance, restructuring, and acquisition integration costs	5,871	7,280	7,982	5,939	27,072
Purchase accounting effects of acquisitions	195	—	—	—	195
Deferred gross profit adjustments	1,391	—	—	4,021	5,412
Segment assets	314,020	265,085	261,923	105,938	946,966

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

	(In thousands)
Total Segment Revenues	$621,745	$602,468	$1,783,759	$1,749,649
Deferred revenue adjustments (1)	—	(1,359)	—	(5,412)
Consolidated Revenues	$621,745	$601,109	$1,783,759	$1,744,237

Total Segment EBITDA	$117,531	$111,936	$320,868	$310,337
Amortization of intangibles	(27,162)	(23,808)	(77,944)	(75,603)
Severance, restructuring, and acquisition integration costs (2)	(16,679)	(12,795)	(32,839)	(27,072)
Depreciation expense	(11,683)	(11,603)	(34,594)	(35,253)
Purchase accounting effects related to acquisitions (3)	(2,922)	—	(4,089)	(195)
Deferred gross profit adjustments (1)	—	(1,359)	—	(5,412)
Income from equity method investment	2,551	586	5,835	1,077
Eliminations	(845)	(977)	(2,628)	(2,694)
Consolidated operating income	60,791	61,980	174,609	165,185
Interest expense, net	(19,385)	(23,513)	(66,424)	(71,958)
Loss on debt extinguishment	(51,594)	—	(52,441)	—
Consolidated income (loss) before taxes	$(10,188)	$38,467	$55,744	$93,227
(1) For the three and nine months ended October 2, 2016 , our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2)  See Note 8, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the three and nine months ended October 1, 2017 and nine months ended October 2, 2016, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Thinklogical and M2FX acquisitions, respectively.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

	(In thousands)
Numerator:
Net income	$945	$36,072	$62,417	$94,363
Less: Net loss attributable to noncontrolling interest	(82)	(88)	(274)	(286)
Less: Preferred stock dividends	8,732	6,695	26,198	6,695
Net income (loss) attributable to Belden common stockholders	$(7,705)	$29,465	$36,493	$87,954
Denominator:
Weighted average shares outstanding, basic	42,256	42,126	42,251	42,073
Effect of dilutive common stock equivalents	—	522	412	461
Weighted average shares outstanding, diluted	42,256	42,648	42,663	42,534

For the three and nine months ended October 1, 2017, diluted weighted average shares outstanding do not include outstanding equity awards of 0.9 million and 0.5 million, respectively, because to do so would have been anti-dilutive. In addition, for both the three and nine months ended October 1, 2017, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million because the related performance conditions have not been satisfied. Furthermore, for the three and nine months ended October 1, 2017, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 6.8 million and 6.9 million common shares, respectively, because deducting the preferred stock dividends from net income was more dilutive.

For the three and nine months ended October 2, 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million and 0.7 million, respectively, because to do so would have been anti-dilutive. In addition, for both the three and nine months ended October 2, 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.1 million because the related performance conditions have not been satisfied. Furthermore, for the three and nine months ended October 2, 2016, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 5.2 million and 1.7 million common shares, respectively, because deducting the preferred stock dividends from net income was more dilutive.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 6:  Inventories
The major classes of inventories were as follows:

	October 1, 2017	December 31, 2016

	(In thousands)
Raw materials	$119,754	$90,019
Work-in-process	39,672	25,166
Finished goods	130,009	99,784
Gross inventories	289,435	214,969
Excess and obsolete reserves	(26,941)	(24,561)
Net inventories	$262,494	$190,408
Note 7:  Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense of $11.7 million and $34.6 million in the three and nine months ended October 1, 2017, respectively. We recognized depreciation expense of $11.6 million and $35.3 million in the three and nine months ended October 2, 2016, respectively.

In connection with the segment change discussed in Note 4, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million and $2.4 million for the three and nine months ended October 1, 2017, respectively. As of October 1, 2017, the net book value of the Tripwire trademark was $28.6 million.

We recognized amortization expense related to our intangible assets of $27.2 million and $77.9 million in the three and nine months ended October 1, 2017, respectively. We recognized amortization expense related to our intangible assets of $23.8 million and $75.6 million in the three and nine months ended October 2, 2016, respectively.

Note 8:  Severance, Restructuring, and Acquisition Integration Activities

Industrial and Network Solutions Restructuring Program: 2015-2016
Both our Industrial Solutions and Network Solutions segments were negatively impacted by a decline in sales volume in 2015. At such time, global demand for industrial products was negatively impacted by the strengthened U.S. dollar and lower energy prices. As a result, our customers reduced their capital spending. In response to these industrial market conditions, we began to execute a restructuring program in the fourth fiscal quarter of 2015 to reduce our cost structure. We recognized $2.6 million and $8.4 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. Most of these costs were incurred by our Network Solutions segment. We did not incur any severance and other restructuring costs for this program in 2017. To date, we have incurred a total of $13 million in severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $18 million of savings on an annualized basis, and we are substantially realizing such benefits.
Industrial Manufacturing Footprint Program: 2016 - 2017
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed in 2018. We recognized $10.0 million and $12.5 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. We recognized $11.4 million and $25.3 million of severance and other restructuring costs for this program during the three and nine months ended October 1, 2017, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. To date, we have incurred a total of $43.1 million in severance and other restructuring costs, including manufacturing inefficiencies for this program. We expect to incur approximately $7 million of additional severance and other restructuring costs for this program over 2017 and 2018. We expect the program to generate approximately $13 million of savings on an annualized basis, which we began to realize in the third quarter of 2017.

Grass Valley Restructuring Program: 2015-2016
Our Broadcast Solutions segment’s Grass Valley brand was negatively impacted by a decline in global demand of broadcast technology infrastructure products beginning in 2015. Outside of the U.S., demand for these products was impacted by the relative price increase of products due to the strengthened U.S. dollar as well as the impact of weaker economic conditions which resulted in lower capital spending. Within the U.S., demand for these products was impacted by deferred capital spending. We believe broadcast customers deferred their capital spending as they navigated through a number of important industry transitions and a changing media landscape. In response to these broadcast market conditions, we began to execute a restructuring program beginning in the third fiscal quarter of 2015 to reduce our cost structure. We recognized $0.1 million and $5.1 million of severance and other restructuring costs for this program during the three and nine months ended October 2, 2016, respectively. We did not incur any severance and other restructuring costs for this program in 2017. To date, we have incurred a total of $34.1 million in severance and other restructuring costs for this program. We expect the restructuring program to generate approximately $30 million of savings on an annualized basis, and we are substantially realizing such benefits.

The following table summarizes the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended October 1, 2017	(In thousands)
Broadcast Solutions	$510	$2,546	$3,056
Enterprise Solutions	712	5,541	6,253
Industrial Solutions	712	6,128	6,840
Network Solutions	—	530	530
Total	$1,934	$14,745	$16,679
Three Months Ended October 2, 2016
Broadcast Solutions	$(114)	$288	$174
Enterprise Solutions	(21)	5,594	5,573
Industrial Solutions	184	4,562	4,746
Network Solutions	1,103	1,199	2,302
Total	$1,152	$11,643	$12,795
Nine Months Ended October 1, 2017
Broadcast Solutions	$559	$3,875	$4,434
Enterprise Solutions	2,839	16,428	19,267
Industrial Solutions	865	7,442	8,307
Network Solutions	—	831	831
Total	$4,263	$28,576	$32,839
Nine Months Ended October 2, 2016
Broadcast Solutions	$(865)	$6,736	$5,871
Enterprise Solutions	55	7,225	7,280
Industrial Solutions	1,961	6,021	7,982
Network Solutions	3,734	2,205	5,939
Total	$4,885	$22,187	$27,072
Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended October 1, 2017, $12.4 million, $4.2 million, and $0.1 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended October 2, 2016, $2.9 million, $9.9 million, and $0.0 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
Of the total severance, restructuring, and acquisition integration costs recognized in the nine months ended October 1, 2017, $26.5 million, $6.2 million, and $0.1 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the nine months ended October 2, 2016, $6.8 million, $19.6 million, and $0.7 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
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
There were no significant severance accrual balances as of October 1, 2017 or December 31, 2016.

Note 9:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	October 1, 2017	December 31, 2016

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.375% Senior subordinated notes due 2027	528,165	—
4.125% Senior subordinated notes due 2026	234,740	209,081
2.875% Senior subordinated notes due 2025	352,110	—
5.25% Senior subordinated notes due 2024	200,000	200,000
5.50% Senior subordinated notes due 2023	238,805	529,146
5.50% Senior subordinated notes due 2022	—	700,000
9.25% Senior subordinated notes due 2019	—	5,221
Total senior subordinated notes	1,553,820	1,643,448
Less unamortized debt issuance costs	(23,743)	(23,287)
Long-term debt	$1,530,077	$1,620,161
Revolving Credit Agreement due 2022

On May 16, 2017, we entered into an Amended and Restated Credit Agreement (the Revolver) to amend and restate our prior Revolving Credit Agreement. The Revolver provides a $400.0 million multi-currency asset-based revolving credit facility. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. We recognized a $0.8 million loss on debt extinguishment for unamortized debt issuance costs related to creditors no longer participating in the new Revolver. In connection with executing the Revolver, we paid $2.2 million of fees to creditors and third parties that we will amortize over the remaining term of the Revolver. As of October 1, 2017, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $314.1 million.
Senior Subordinated Notes
In July 2017, we completed an offering for €450.0 million ($509.5 million at issuance) aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of October 1, 2017 is $528.2 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2026, 2025, 2024, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year, beginning on January 15, 2018. We paid approximately $8.7 million of fees associated with the issuance of the 2027 Notes, which will be amortized over the life of the 2027 Notes using the effective interest method. We used the net proceeds from this offering and cash on hand to repurchase all of the $700.0 million 2022 Notes outstanding for cash consideration of $722.7 million. We recognized a $29.8 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of October 1, 2017 is $234.7 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2025, 2024, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.

In September 2017, we completed an offering for €300.0 million ($357.2 million at issuance) aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of October 1, 2017 is $352.1 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, 2024, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, beginning on March 15, 2018. We paid approximately $5.7 million of fees associated with the issuance of the 2025 Notes, which will be amortized over the life of the 2025 Notes using the effective interest method. We used the net proceeds from this offering to repurchase €300.0 million of the €500.0 million 2023 Notes outstanding. See further discussion below.
We have outstanding $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, 2025, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We had outstanding €500.0 million aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In September 2017, we repurchased €300.0 million of the €500.0 million 2023 Notes outstanding for cash consideration of $377.9 million and recognized a $21.8 million loss on debt extinguishment including the write-off of unamortized debt issuance costs. The carrying value of the 2023 Notes as of October 1, 2017 is $238.8 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, 2025, and 2024 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We had outstanding $5.2 million aggregate principal amount of 9.25% senior subordinated notes due 2019 (the 2019 Notes). On June 15, 2017, we repaid all of the 2019 Notes outstanding, plus accrued interest, and recognized an immaterial loss on debt extinguishment related to unamortized debt issuance costs.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of October 1, 2017 was approximately $1,582.9 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,553.8 million as of October 1, 2017.
Note 10:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency ledger. As of October 1, 2017, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in exchange rates. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment associated with these notes at October 1, 2017 was $25.3 million.
Note 11:  Income Taxes

We recognized an income tax benefit of $11.1 million and $6.7 million for the three and nine months ended October 1, 2017, respectively, representing effective tax rates of 109.3% and (12.0)%, respectively. The effective tax rates were impacted by the following significant factors:

•
We recognized an income tax benefit of $2.5 million and $8.4 million in the three and nine months ended October 1, 2017, respectively, as a result of the implementation of a foreign tax credit planning strategy.

•
Foreign tax rate differences reduced our income tax expense by approximately $1.4 million and $8.4 million in the three and nine months ended October 1, 2017, respectively. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively.

•	We also recognized an income tax benefit of $6.4 million and $11.7 million in the three and nine months ended October 1, 2017, respectively, related to non-taxable currency translation gains.

All other items impacting the effective tax rate represented a net expense of $2.6 million and $2.3 million in the three and nine months ended October 1, 2017, respectively.
We recognized income tax expense of $2.4 million for the three months ended October 2, 2016, representing an effective tax rate of 6.2% . We recognized an income tax benefit of $1.1 million for the nine months ended October 2, 2016, representing an effective tax rate of (1.2)%. The effective tax rates were impacted by the following significant factors:

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
Note 12:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

	(In thousands)
Service cost	$1,206	$1,282	$14	$11
Interest cost	1,822	2,202	344	305
Expected return on plan assets	(2,487)	(2,931)	—	—
Amortization of prior service credit	(10)	(11)	—	(11)
Actuarial losses	633	659	23	29
Settlement loss	—	7,385	—	—
Net periodic benefit cost	$1,164	$8,586	$381	$334
Nine Months Ended
Service cost	$3,549	$4,118	$41	$40
Interest cost	5,391	7,020	1,000	1,152
Expected return on plan assets	(7,415)	(9,339)	—	—
Amortization of prior service credit	(30)	(29)	—	(33)
Actuarial losses	1,866	2,067	68	260
Settlement loss	—	7,385	—	—
Net periodic benefit cost	$3,361	$11,222	$1,109	$1,419

Note 13:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

	(In thousands)
Net income	$945	$36,072	$62,417	$94,363
Foreign currency translation loss, net of $1.1 million, $0.4 million, $1.5 million, and $1.5 million tax, respectively	(19,535)	(8,762)	(46,478)	(9,855)
Adjustments to pension and postretirement liability, net of $0.2 million, $3.1 million, $0.7 million, and $3.7 million tax, respectively	397	4,952	1,171	5,934
Total comprehensive income (loss)	(18,193)	32,262	17,110	90,442
Less: Comprehensive loss attributable to noncontrolling interest	(66)	(91)	(306)	(318)
Comprehensive income (loss) attributable to Belden	$(18,127)	$32,353	$17,416	$90,760

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2016	$(4,661)	$(34,406)	$(39,067)
Other comprehensive loss attributable to Belden before reclassifications	(46,446)	—	(46,446)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,171	1,171
Net current period other comprehensive loss attributable to Belden	(46,446)	1,171	(45,275)
Balance at October 1, 2017	$(51,107)	$(33,235)	$(84,342)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended October 1, 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,934	(1)
Prior service credit	(30)	(1)
Total before tax	1,904
Tax benefit	(733)
Total net of tax	$1,171
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 12).

Note 14:  Preferred Stock
On July 26, 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. The net proceeds are for general corporate purposes. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness. During the three and nine months ended October 1, 2017, dividends on the Preferred Stock were $8.7 million and $26.2 million, respectively.
Note 15: Share Repurchases
On May 25, 2017, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During both the three and nine months ended October 1, 2017, we repurchased 0.2 million shares of our common stock under the share repurchase program for an aggregate cost of $11.5 million and an average price per share of $76.16.

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
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the Euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. During the nine months ended October 1, 2017, approximately 47% of our consolidated revenues were to customers outside of the U.S.
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
Operating Segments
To leverage the Company's strengths in networking, IoT, and cybersecurity technologies, effective January 1, 2017, we formed a new segment called Network Solutions, which represents the combination of the prior Industrial IT Solutions and Network Security Solutions segments.  The formation is a natural evolution in our organic and inorganic strategies for a range of industrial and non-industrial applications.  We have revised the prior period segment information to conform to the change in the composition of these reportable segments.  In connection with this change, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life is no longer appropriate. We have estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in the first quarter of 2017, which resulted in amortization expense of $0.8 million and $2.4 million for the three and nine months ended October 1, 2017, respectively. As of October 1, 2017, the net book value of the Tripwire trademark was $28.6 million. See Note 4.
Acquisitions

We completed the acquisition of Thinklogical Holdings, LLC (Thinklogical) on May 31, 2017. The results of Thinklogical have been included in our Consolidated Financial Statements from the acquisition date and are reported in the Broadcast Solutions segment. See Note 2.

Industrial Manufacturing Footprint Program

In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed in 2018. We recognized $11.4 million and $25.3 million of severance and other restructuring costs for this program during the three and nine months ended October 1, 2017, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. We expect to incur approximately $7 million of additional severance and other restructuring costs for this program in 2017 and 2018. We expect the program to generate approximately $13 million of savings on an annualized basis, which we began to realize in the third quarter of 2017.
Long-term Debt

In July 2017, we issued €450.0 million aggregate principal amount of new senior subordinated notes due 2027 at an interest rate of 3.375%. We used the net proceeds of this offering and cash on hand to repurchase all of our outstanding $700.0 million 5.5% senior subordinated notes due 2022. In September, we issued €300.0 million aggregate principal amount of new senior subordinated notes due 2025 at an interest rate of 2.875%. We used the net proceeds of this offering to repurchase €300.0 million of our outstanding €500.0 million 5.5% senior subordinated notes due 2023. We recognized a loss on debt extinguishment in the third quarter of approximately $51.6 million for the premium paid to the bond holders to retire the 2022 and 2023 notes and for the unamortized debt issuance costs that we wrote-off.

In May 2017, we entered into an Amended and Restated Credit Agreement (the Revolver) to amend and restate our prior Revolving Credit Agreement. The Revolver provides a $400.0 million multi-currency asset-based revolving credit facility. We recognized a $0.8 million loss on debt extinguishment for unamortized debt issuance costs related to creditors no longer participating in the new Revolver. In connection with executing the Revolver, we paid $2.2 million of fees to creditors and third parties that we will amortize over the remaining term of the Revolver. As of October 1, 2017, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $314.1 million. Additionally, in June 2017, we repaid all of the outstanding $5.2 million aggregate principal amount of 9.25% senior subordinated notes due 2019, plus accrued interest, and recognized an immaterial loss on debt extinguishment related to unamortized debt issuance costs. See Note 9.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the nine months ended October 1, 2017:

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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended			Nine Months Ended
	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change

	(In thousands, except percentages)
Revenues	$621,745	$601,109	3.4%	$1,783,759	$1,744,237	2.3%
Gross profit	239,824	245,962	(2.5)%	704,447	719,210	(2.1)%
Selling, general and administrative expenses	(116,429)	(126,662)	(8.1)%	(346,786)	(372,125)	(6.8)%
Research and development	(35,442)	(33,512)	5.8%	(105,108)	(106,297)	(1.1)%
Amortization of intangibles	(27,162)	(23,808)	14.1%	(77,944)	(75,603)	3.1%
Operating income	60,791	61,980	(1.9)%	174,609	165,185	5.7%
Interest expense, net	(19,385)	(23,513)	(17.6)%	(66,424)	(71,958)	(7.7)%
Loss on debt extinguishment	(51,594)	—	100.0%	(52,441)	—	100.0%
Income (loss) before taxes	(10,188)	38,467	(126.5)%	55,744	93,227	(40.2)%
Revenues increased in the three and nine months ended October 1, 2017 from the comparable periods of 2016 due to the following factors:

•Higher copper costs contributed $5.1 million and $22.6 million to the increase in revenues in the three and nine months ended October 1, 2017, respectively.
•Acquisitions contributed $11.6 million and $21.8 million to the increase in revenues, respectively.
•Currency translation had an $8.1 million favorable impact and a $2.3 million unfavorable impact to revenues, respectively.
•Lower sales volume resulted in a $4.2 million and $2.5 million decrease in revenues, respectively.

Gross profit decreased in the three and nine months ended October 1, 2017 from the comparable periods of 2016 due to increases in severance, restructuring, and acquisition integration costs in cost of sales of $9.5 million and $19.7 million, respectively, and declines in volume. These decreases were partially offset by the impact of acquisitions and productivity resulting from our restructuring actions. Furthermore, the increase in copper costs which result in higher revenues as discussed above, has minimal impact to gross profit dollars, and as a result, lowers gross profit margins.
Selling, general and administrative expenses decreased $10.2 million and $25.3 million, respectively, in the three and nine months ended October 1, 2017 from the comparable periods of 2016. Decreases in severance, restructuring, and acquisition integration costs contributed $5.7 million and $13.4 million, respectively. The remaining decreases were primarily due to improved productivity.

Research and development expenses increased $1.9 million in the three months ended October 1, 2017 from the comparable period of 2016. Acquisitions, currency translation, and increases in severance, restructuring, and acquisition integration costs contributed

$0.5 million, $0.4 million, and $0.1 million, respectively, to the increase in research and development expense in the three months ended October 1, 2017. The remaining increase is due to investments in research and development.

Research and development expenses decreased $1.2 million in the nine months ended October 1, 2017 from the comparable period of 2016. Improved productivity, currency translation, and decreases in severance, restructuring, and acquisition integration costs contributed $1.1 million, $0.4 million, and $0.6 million, respectively, to the decrease in research and development expense in the nine months ended October 1, 2017. These decreases were partially offset by the impact of acquisitions, which increased research and development expense by $0.9 million in the nine months ended October 1, 2017.

Amortization of intangibles increased $3.4 million and $2.3 million, respectively, in the three and nine months ended October 1, 2017 from the comparable periods of 2016. This is primarily due to the acquisition of Thinklogical and amortization from the Tripwire trademark, which we began amortizing in 2017. These increases were partially offset by the intangible assets classified as held for sale for which we ceased amortizing in the fourth quarter of 2016 (see Note 3).
Operating income decreased $1.2 million in the three months ended October 1, 2017 from the comparable period of 2016 primarily due to the decrease in gross profit, increase in research and development, and increase in amortization expense, partially offset by the decrease in selling, general and administrative expenses discussed above. Operating income increased $9.4 million in the nine months ended October 1, 2017 from the comparable period of 2016 primarily due to the decrease in selling, general and administrative expenses and research and development, partially offset by the decrease in gross profit and increase in amortization expense discussed above.
Net interest expense decreased $4.1 million and $5.5 million, respectively, in the three and nine months ended October 1, 2017 from the comparable periods of 2016 as a result of debt transactions during 2017. In July 2017, we issued €450.0 million aggregate principal amount of new senior subordinated notes due 2027 at an interest rate of 3.375%. We used the net proceeds of this offering and cash on hand to repurchase all of our outstanding $700.0 million 5.5% senior subordinated notes due 2022. In September 2017, we issued €300.0 million aggregate principal amount of new senior subordinated notes due 2025 at an interest rate of 2.875%. We used the net proceeds of this offering to repurchase €300.0 million of our outstanding €500.0 million 5.5% senior subordinated notes due 2023.
Loss on debt extinguishment was $51.6 million and $52.4 million, respectively, in the three and nine months ended October 1, 2017 as a result of debt transactions during 2017. The loss on debt extinguishment recognized in the third quarter of 2017 represents the premium paid to the bond holders to retire the 2022 and 2023 notes and for the unamortized debt issuance costs written-off. The additional $0.8 million in the nine months ended October 1, 2017 represents the unamortized debt issuance costs that were written-off for the creditors no longer participating in the Revolving Credit Agreement, which we refinanced in May 2017 (see Note 9).
For the three months ended October 1, 2017, we recognized a $10.2 million loss before taxes, as compared to $38.5 million of income before taxes in the year ago period. Income before taxes decreased $37.5 million in the nine months ended October 1, 2017 from the comparable period of 2016. In addition to the changes in operating income, these decreases are predominantly due to the loss on debt extinguishment, partially offset by the decrease in interest expense, both discussed above (see Note 9).
Income Taxes

	Three Months Ended			Nine Months Ended
	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change

	(In thousands, except percentages)
Income (loss) before taxes	$(10,188)	$38,467	(126.5)%	$55,744	$93,227	(40.2)%
Income tax benefit (expense)	11,133	(2,395)	(564.8)%	6,673	1,136	487.4%
Effective tax rate	109.3%	6.2%		(12.0)%	(1.2)%

We recognized an income tax benefit of $11.1 million and $6.7 million for the three and nine months ended October 1, 2017, respectively, representing effective tax rates of 109.3% and (12.0)%, respectively. The effective tax rates were impacted by the following significant factors:

•
We recognized an income tax benefit of $2.5 million and $8.4 million in the three and nine months ended October 1, 2017, respectively, as a result of the implementation of a foreign tax credit planning strategy.

•
Foreign tax rate differences reduced our income tax expense by approximately $1.4 million and $8.4 million in the three and nine months ended October 1, 2017, respectively. The statutory tax rates associated with our foreign earnings generally are lower than the statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively.

•	We also recognized an income tax benefit of $6.4 million and $11.7 million in the three and nine months ended October 1, 2017, respectively, related to non-taxable currency translation gains.

All other items impacting the effective tax rate represented a net expense of $2.6 million and $2.3 million in the three and nine months ended October 1, 2017, respectively.
We recognized income tax expense of $2.4 million for the three months ended October 2, 2016, representing an effective tax rate of 6.2% . We recognized an income tax benefit of $1.1 million for the nine months ended October 2, 2016, representing an effective tax rate of (1.2%). The effective tax rates were impacted by the following significant factors:

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
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended			Nine Months Ended
	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change

	(In thousands, except percentages)
Adjusted Revenues	$621,745	$602,468	3.2%	$1,783,759	$1,749,649	1.9%
Adjusted EBITDA	119,237	111,545	6.9%	324,075	308,720	5.0%
as a percent of adjusted revenues	19.2%	18.5%		18.2%	17.6%
Adjusted Revenues increased in the three and nine months ended October 1, 2017 from the comparable periods of 2016 due to the following factors:

•Higher copper costs contributed $5.1 million and $22.6 million to the increase in revenues.in the three and nine months ended October 1, 2017, respectively.
•Acquisitions contributed $11.6 million and $21.8 million to the increase in revenues, respectively.
•Currency translation had an $8.1 million favorable impact and a $2.3 million unfavorable impact to revenues, respectively.
•Lower sales volume resulted in a $5.6 million and $7.9 million decrease in revenues, respectively.

Adjusted EBITDA increased in the three and nine months ended October 1, 2017 from the comparable periods of 2016 primarily due to improved productivity resulting from our restructuring actions and proven Lean enterprise system. Accordingly, as compared to the year ago periods, EBITDA margins expanded 70 basis points and 60 basis points for the three and nine months ended October 1, 2017 to 19.2% and 18.2%, respectively.

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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

	(In thousands, except percentages)
GAAP revenues	$621,745	$601,109	$1,783,759	$1,744,237
Deferred revenue adjustments (1)	—	1,359	—	5,412
Adjusted revenues	$621,745	$602,468	$1,783,759	$1,749,649

GAAP net income attributable to Belden	$1,027	$36,160	$62,691	$94,649
Loss on debt extinguishment	51,594	—	52,441	—
Amortization of intangible assets	27,162	23,808	77,944	75,603
Interest expense, net	19,385	23,513	66,424	71,958
Severance, restructuring, and acquisition integration costs (2)	16,679	12,795	32,839	27,072
Depreciation expense	11,683	11,603	34,594	35,253
Purchase accounting effects related to acquisitions (3)	2,922	—	4,089	195
Deferred gross profit adjustments (1)	—	1,359	—	5,412
Income tax expense (benefit)	(11,133)	2,395	(6,673)	(1,136)
Noncontrolling interest	(82)	(88)	(274)	(286)
Adjusted EBITDA	$119,237	$111,545	$324,075	$308,720

GAAP net income margin	0.2%	6.0%	3.5%	5.4%
Adjusted EBITDA margin	19.2%	18.5%	18.2%	17.6%
(1) For the three and nine months ended October 2, 2016 , our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2)  See Note 8, Severance, Restructuring, and Acquisition Integration Activities, for details.

(3)  For the three and nine months ended October 1, 2017 and nine months ended October 2, 2016, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Thinklogical and M2FX acquisitions, respectively.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.
Broadcast Solutions

	Three Months Ended			Nine Months Ended
	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$193,753	$196,173	(1.2)%	$550,420	$560,966	(1.9)%
Segment EBITDA	35,671	36,545	(2.4)%	90,681	89,317	1.5%
as a percent of segment revenues	18.4%	18.6%		16.5%	15.9%

Broadcast Solutions revenues decreased in both the three and nine months ended October 1, 2017 from the comparable periods of 2016 primarily due to decreases in sales volume of $14.2 million and $26.0 million, respectively. The decline in volume was most notable in North America, and adversely impacted by natural disasters. Furthermore, a product line transfer to the Enterprise Solutions segment contributed $1.0 million and $4.3 million to the decrease in revenues, respectively. Currency translation had a $1.2 million favorable impact and a $2.1 million unfavorable impact on revenues in the three and nine months ended October 1, 2017, respectively. The acquisition of Thinklogical contributed $11.6 million and $21.8 million of revenues, respectively.

Broadcast Solutions EBITDA decreased $0.8 million and increased $1.4 million in the three and nine months ended October 1, 2017 from the comparable periods of 2016, respectively. The decline in EBITDA in the three months ended October 1, 2017 is primarily attributable to the decline in revenues discussed above. The increase in EBITDA in the nine months ended October 1, 2017 is primarily due to improved productivity resulting from our restructuring actions and acquisition integration activities.  As a result, EBITDA margins expanded to 16.5%, an improvement of 60 basis points over the year ago period.
Enterprise Solutions

	Three Months Ended			Nine Months Ended
	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$167,089	$156,658	6.7%	$473,504	$452,951	4.5%
Segment EBITDA	26,409	27,294	(3.2)%	77,310	80,605	(4.1)%
as a percent of segment revenues	15.8%	17.4%		16.3%	17.8%

Enterprise Solutions revenues increased $10.4 million and $20.5 million in the three and nine months ended October 1, 2017 from the comparable periods of 2016, respectively. Higher copper costs resulted in an increase in revenues of $2.4 million and $11.6 million, respectively. Volume growth had a $4.7 million and $5.1 million favorable impact on revenues, respectively, primarily driven by our successful commercial programs, as well as growth in our connectivity and Category 6A cable products. A product line transfer from our Broadcast Solutions segment contributed $1.0 million and $4.3 million, respectively. Currency translation had a $2.3 million favorable impact on revenues and $0.5 million unfavorable impact on revenues, respectively.
Enterprise Solutions EBITDA decreased in the three and nine months ended October 1, 2017 compared to the year ago periods primarily because we have been unable to fully pass through the rise in copper costs to our customers.

Industrial Solutions

	Three Months Ended			Nine Months Ended
	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$160,471	$149,847	7.1%	$465,907	$438,746	6.2%
Segment EBITDA	30,545	23,649	29.2%	87,314	73,700	18.5%
as a percent of segment revenues	19.0%	15.8%		18.7%	16.8%

Industrial Solutions revenues increased $10.6 million and $27.1 million, respectively, in the three and nine months ended October 1, 2017 from the comparable periods of 2016. Increases in volume resulted in revenue growth of $5.4 million and $15.4 million, respectively. We experienced strong organic growth in discrete manufacturing, with robust demand from machine builders primarily driven by increased investments in automation. Higher copper costs resulted in an increase in revenues of $2.6 million and $10.9 million, respectively, and favorable currency translation resulted in an increase in revenues of $2.6 million and $0.8 million, respectively.
Industrial Solutions EBITDA increased $6.9 million and $13.6 million, respectively, in the three and nine months ended October 1, 2017 from the comparable periods of 2016 primarily due to leverage on volume and productivity gains. Accordingly, Industrial Solutions EBITDA margins expanded a robust 320 basis points and 190 basis points to 19.0% and 18.7%, respectively.
Network Solutions

	Three Months Ended			Nine Months Ended
	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change

	(In thousands, except percentages)
Segment Revenues	$100,432	$99,790	0.6%	$293,928	$296,986	(1.0)%
Segment EBITDA	24,906	24,448	1.9%	65,563	66,715	(1.7)%
as a percent of segment revenues	24.8%	24.5%		22.3%	22.5%

Network Solutions revenues increased $0.6 million and decreased $3.1 million, respectively, in the three and nine months ended October 1, 2017 from the comparable periods of 2016.  Currency translation had a $2.0 million favorable impact on revenues and $0.5 million unfavorable impact on revenues, respectively. Decreases in volume had a $1.4 million and $2.6 million unfavorable impact on revenues, respectively.

Network Solutions EBITDA increased in the three months ended October 1, 2017 from the comparable period of 2016 primarily due to productivity. EBITDA decreased in the nine months ended October 1, 2017 from the comparable period of 2016 primarily due to unfavorable product mix, partially offset by improved productivity.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	October 1, 2017	October 2, 2016

	(In thousands)
Net cash provided by (used for):
Operating activities	$103,615	$147,429
Investing activities	(200,311)	(54,594)
Financing activities	(305,242)	438,014
Effects of currency exchange rate changes on cash and cash equivalents	15,185	705
Increase (decrease) in cash and cash equivalents	(386,753)	531,554
Cash and cash equivalents, beginning of period	848,116	216,751
Cash and cash equivalents, end of period	$461,363	$748,305
Net cash provided by operating activities totaled $103.6 million in the nine months ended October 1, 2017, compared to $147.4 million for the comparable period of 2016, a decrease of $43.8 million. This deterioration was primarily due to an unfavorable change in inventory of $55.8 million. The unfavorable change in inventory was primarily due to higher copper prices and higher levels of inventory. The increase in inventory levels was due in part to our industrial manufacturing footprint program and lower sales volume in our Broadcast Solutions segment.

Net cash used for investing activities totaled $200.3 million for the nine months ended October 1, 2017, compared to $54.6 million for the comparable period of 2016. Investing activities for the nine months ended October 1, 2017 included payments, net of cash acquired, for the acquisition of Thinklogical of $165.9 million; capital expenditures of $33.4 million; and a $1.0 million payment related to our 2015 acquisition of Tripwire that had previously been deferred. Investing activities for the nine months ended October 2, 2016 included capital expenditures of $36.1 million; payments, net of cash acquired, for the acquisition of M2FX of $15.3 million; and payments of $2.5 million related to our 2015 acquisition of Tripwire that had previously been deferred.
Net cash used for financing activities for the nine months ended October 1, 2017 totaled $305.2 million, compared to $438.0 million of net cash provided by financing activities for the comparable period of 2016. Financing activities for the nine months ended October 1, 2017 included payments under borrowing arrangements of $1,105.9 million, cash dividend payments of $32.5 million, debt issuance costs of $16.6 million, payments under our share repurchase program of $11.5 million, and net payments related to share based compensation activities of $5.4 million. Financing activities for the nine months ended October 2, 2016 included net proceeds from the issuance of preferred stock of $501.5 million, payments under borrowing arrangements of $51.9 million, cash dividend payments of $6.3 million, and net payments related to share based compensation activities of $5.3 million.
Our cash and cash equivalents balance was $461.4 million as of October 1, 2017. Of this amount, $141.1 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Our outstanding debt obligations as of October 1, 2017 consisted of $1,553.8 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 9 to the Condensed Consolidated Financial Statements. As of October 1, 2017, we had $314.1 million in available borrowing capacity under our Revolver.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of October 1, 2017.

	Principal Amount by Expected Maturity			Fair
	2017	Thereafter	Total	Value

	(In thousands, except interest rates)
Fixed-rate senior subordinated notes due 2027	$—	$528,165	$528,165	$530,278
Average interest rate		3.375%
Fixed-rate senior subordinated notes due 2026	$—	$234,740	$234,740	$249,942
Average interest rate		4.125%
Fixed-rate senior subordinated notes due 2025	$—	$352,110	$352,110	$347,638
Average interest rate		2.875%
Fixed-rate senior subordinated notes due 2024	$—	$200,000	$200,000	$208,500
Average interest rate		5.25%
Fixed-rate senior subordinated notes due 2023	$—	$238,805	$238,805	$246,511
Average interest rate		5.50%
Total			$1,553,820	$1,582,869
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
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended October 1, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 3, 2017 through August 6, 2017	—	$—	—	$200,000,000
August 7, 2017 through September 3, 2017	76,117	75.22	76,117	194,274,563
September 4, 2017 through October 1, 2017	74,989	77.11	74,989	188,492,482
Total	151,106	$76.16	151,106	$188,492,482

(1) In May 2017, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended October 1, 2017, we repurchased 0.2 million shares of our common stock under the share repurchase program for an aggregate cost of $11.5 million and an average price per share of $76.16.

Item 6:        Exhibits
Exhibits

Exhibit 4.1	Fifth Supplemental Indenture relating to 5.5% Senior Subordinated Notes due 2023.

Exhibit 4.2	Fourth Supplemental Indenture relating to 5.25% Senior Subordinated Notes due 2024.

Exhibit 4.3	First Supplemental Indenture relating to 2.875% Senior Subordinated Notes due 2025.

Exhibit 4.4	Second Supplemental Indenture relating to 4.125% Senior Subordinated Notes due 2026.

Exhibit 4.5	First Supplemental Indenture relating to 3.375% Senior Subordinated Notes due 2027.

Exhibit 10.1	Amendment #1 to Amended and Restated Credit Agreement.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	XBRL Taxonomy Extension Label

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	November 6, 2017	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	November 6, 2017	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	November 6, 2017	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer