Form 10-Q
period 2018-04-01
BELDEN INC.
filed 2018-05-07
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
Commission File No. 001-12561
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
As of May 3, 2018, the Registrant had 40,649,143 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$362,863	$561,108
Receivables, net	439,846	473,570
Inventories, net	328,797	297,226
Other current assets	51,976	40,167
Total current assets	1,183,482	1,372,071
Property, plant and equipment, less accumulated depreciation	351,122	337,322
Goodwill	1,569,970	1,478,257
Intangible assets, less accumulated amortization	570,529	545,207
Deferred income taxes	66,649	42,549
Other long-lived assets	24,797	65,207
	$3,766,549	$3,840,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300,670	$376,277
Accrued liabilities	288,454	302,651
Total current liabilities	589,124	678,928
Long-term debt	1,662,654	1,560,748
Postretirement benefits	151,916	102,085
Deferred income taxes	33,942	27,713
Other long-term liabilities	36,767	36,273
Stockholders’ equity:
Preferred stock	1	1
Common stock	503	503
Additional paid-in capital	1,125,364	1,123,832
Retained earnings	795,977	833,610
Accumulated other comprehensive loss	(129,434)	(98,026)
Treasury stock	(500,864)	(425,685)
Total Belden stockholders’ equity	1,291,547	1,434,235
Noncontrolling interest	599	631
Total stockholders’ equity	1,292,146	1,434,866
	$3,766,549	$3,840,613
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017

	(In thousands, except per share data)
Revenues	$605,565	$551,381
Cost of sales	(374,971)	(329,007)
Gross profit	230,594	222,374
Selling, general and administrative expenses	(124,872)	(112,586)
Research and development	(37,101)	(34,522)
Amortization of intangibles	(24,418)	(23,669)
Operating income	44,203	51,597
Interest expense, net	(16,978)	(23,506)
Non-operating pension costs	(275)	(260)
Loss on debt extinguishment	(19,960)	—
Income before taxes	6,990	27,831
Income tax expense	(4,420)	(2,250)
Net income	2,570	25,581
Less: Net loss attributable to noncontrolling interest	(48)	(106)
Net income attributable to Belden	2,618	25,687
Less: Preferred stock dividends	8,733	8,733
Net income (loss) attributable to Belden common stockholders	$(6,115)	$16,954

Weighted average number of common shares and equivalents:
Basic	41,633	42,216
Diluted	41,633	42,675

Basic income (loss) per share attributable to Belden common stockholders	$(0.15)	$0.40

Diluted income (loss) per share attributable to Belden common stockholders	$(0.15)	$0.40

Comprehensive income (loss) attributable to Belden	$(28,790)	$16,276

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017

	(In thousands)
Cash flows from operating activities:
Net income	$2,570	$25,581
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	36,519	35,052
Loss on debt extinguishment	19,960	—
Share-based compensation	3,126	3,930
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	18,921	9,416
Inventories	(16,737)	(27,245)
Accounts payable	(90,662)	3,400
Accrued liabilities	(48,611)	(53,733)
Income taxes	(785)	(2,387)
Other assets	(10,602)	(5,794)
Other liabilities	2,441	(483)
Net cash used for operating activities	(83,860)	(12,263)
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(76,084)	—
Capital expenditures	(15,900)	(10,399)
Proceeds from disposal of tangible assets	25	—
Proceeds from disposal of business	39,100	—
Net cash used for investing activities	(52,859)	(10,399)
Cash flows from financing activities:
Payments under borrowing arrangements	(401,234)	—
Payments under share repurchase program	(75,270)	—
Cash dividends paid	(10,790)	(10,842)
Debt issuance costs paid	(7,059)	(4)
Withholding tax payments for share-based payment awards	(1,503)	(4,382)
Borrowings under credit arrangements	431,270	—
Net cash used for financing activities	(64,586)	(15,228)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,060	5,698
Decrease in cash and cash equivalents	(198,245)	(32,192)
Cash and cash equivalents, beginning of period	561,108	848,116
Cash and cash equivalents, end of period	$362,863	$815,924

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
THREE MONTHS ENDED APRIL 1, 2018
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	2,618	—	—	—	(48)	2,570
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(31,408)	16	(31,392)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(352)	—	7	(9)	—	—	(361)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(1,242)	—	27	100	—	—	(1,142)
Share repurchase program	—	—	—	—	—	—	(1,050)	(75,270)	—	—	(75,270)
Share-based compensation	—	—	—	—	3,126	—	—	—	—	—	3,126
Redemption of rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,066)	—	—	—	—	(2,066)
Balance at April 1, 2018	52	$1	50,335	$503	$1,125,364	$795,977	(9,332)	$(500,864)	$(129,434)	$599	$1,292,146

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
The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2017:

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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2017 Annual Report on Form 10-K.
Business Description
We are a signal transmission solutions provider built around two global business platforms – Enterprise Solutions and Industrial Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 1, 2018, the 91st day of our fiscal year 2018. Our fiscal second and third quarters each have 91 days. The three months ended April 2, 2017 included 92 days.
Operating Segments
Effective January 1, 2018, we changed our organizational structure and, as a result, now are reporting two segments. The segments formerly known as Broadcast Solutions and Enterprise Solutions now are presented as the Enterprise Solutions segment, and the segments formerly known as Industrial Solutions and Network Solutions now are presented as the Industrial Solutions segment. The reorganization allows us to further accelerate progress in key strategic areas and the segment consolidation properly aligns our external reporting with the way the businesses are now managed. We have recast the prior period segment information to conform to the change in the composition of these reportable segments.
Reclassifications
We have made certain reclassifications to the 2017 Condensed Consolidated Financial Statements including for the adoption of ASU 2017-07 and for our segment change with no impact to reported net income in order to conform to the 2018 presentation. See Note 5.

Interim Periods of 2017
During the financial closing process for the fourth quarter of 2017, we determined that certain consolidated financial statement amounts were not recorded correctly in prior interim periods of 2017. We evaluated these errors and concluded that they were not material to any of our previously issued interim financial statements and did not require restatement of the quarters. The errors primarily related to recognizing revenue prior to satisfying all of the delivery criteria in one business within our Enterprise segment. All of the errors were corrected as of December 31, 2017. The impact of the errors in the first quarter of 2017 was an overstatement of revenues and net income of $6.1 million and $3.0 million, respectively.

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
As of and during the three months ended April 1, 2018 and April 2, 2017, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended April 1, 2018 and April 2, 2017.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of April 1, 2018, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
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

As of April 1, 2018, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.3 million, $2.7 million, and $2.4 million, respectively.

Contingent Gain

On July 5, 2011, our wholly-owned subsidiary, PPC Broadband, Inc. (PPC), filed an action for patent infringement against Corning Optical Communications RF LLC (Corning). The complaint alleged that Corning infringed two of PPC’s patents.  In July 2015, a jury found that Corning willfully infringed both patents. In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit. In March 2018, a panel of three judges of the United States Court of Appeals for the Federal Circuit issued a Rule 36 Affirmance, without written opinion, of the District Court's final judgment that Corning, among other things, willfully infringed the PPC universal compression patents at issue in the case, and that PPC should be awarded about $61.8 million as a result. On April 12, 2018, Corning filed a petition for re-hearing. We have not recorded any amounts in our consolidated financial statements related to this matter.
Revenue Recognition
We recognize revenue consistent with the principles as outlined in the following five step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) each performance obligation is satisfied.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. Generally, the standalone selling prices are determined based upon the prices charged to customers.
The transaction price for certain contracts are subject to variable consideration for estimated rebates, price allowances, invoicing adjustments, and product returns. We use the most likely amount method for estimating rebates and the expected value method for estimating price allowances, invoicing adjustments, and product returns. We record revisions to these estimates in the period in which the facts that give rise to each revision become known. Taxes collected from customers and remitted to governmental authorities are not included in our revenues.

We record deferred revenues when cash payments are received or due in advance of our performance. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is generally not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Sales commissions for which the related service or support contract extends beyond one year are capitalized in other current or long-lived assets and recognized as expense over the related service or support period. In the event the related service or support period is twelve months or less, we apply the practical expedient and expense the sales commissions when incurred. These costs are recorded within selling, general and administrative expenses.
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
Current-Year Adoption of Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which replaced most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASU 2014-09 on January 1, 2018, using the modified retrospective method of adoption. Adoption resulted in a $2.6 million, net of tax increase to retained earnings. This adjustment primarily relates to the deferral of costs to obtain a contract that were previously expensed at the beginning of the contract period.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses how the following eight specific cash flow items are to be presented: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We adopted ASU 2016-15 on January 1, 2018. Adoption had no material impact on our statement of cash flows during the quarter ended April 1, 2018.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the standard eliminates the exception to the recognition of current and deferred income taxes for an intra-entity asset transfer other than for inventory until the asset has been sold to an outside party.  We adopted ASU 2016-16 on January 1, 2018. Adoption resulted in a $3.0 million and $46.9 million decrease to other current assets and other long-lived assets, respectively, as well as an $18.2 million increase in deferred income tax assets and a $31.7 million decrease to retained earnings on January 1, 2018. Adoption had no material impact on our results of operations.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from the service rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of

Operations separately from the service cost component after Operating Income. Additionally, only the service cost component is eligible for capitalization, when applicable. The standard requires the amendments to be applied retrospectively for the presentation of the service cost component and the other cost components of net periodic pension cost and net periodic OPEB cost in the Statement of Operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension and OPEB costs. We adopted ASU 2017-07 on January 1, 2018, and elected to use the practical expedient related to the retrospective presentation requirements. Adoption resulted in a $0.3 million increase to operating income, but no change to net income during the quarter ended April 2, 2017.
Pending Adoption of Recent Accounting Pronouncements

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. Pending further anticipated clarification and guidance related to the application of the GILTI provisions and their impact to Belden, we intend to further assess the materiality of the anticipated GILTI inclusion before making a policy election.
Note 2:  Revenues
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.
We recorded a net increase to retained earnings of $2.6 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to sales commissions and software revenues within our Industrial Solutions segment. The impact to revenues for the three months ended April 1, 2018 was a decrease of $0.1 million as a result of applying Topic 606.
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues. The following tables present our revenues disaggregated by major product category.

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Three Months Ended April 1, 2018	(In thousands)
Enterprise Solutions	$234,467	$114,657	$349,124
Industrial Solutions	162,730	93,711	256,441
Total	$397,197	$208,368	$605,565

Three Months Ended April 2, 2017
Enterprise Solutions	$234,181	$80,097	$314,278
Industrial Solutions	146,311	90,792	237,103
Total	$380,492	$170,889	$551,381

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended April 1, 2018	(In thousands)
Enterprise Solutions	$225,279	$73,329	$50,516	$349,124
Industrial Solutions	149,812	72,592	34,037	256,441
Total	$375,091	$145,921	$84,553	$605,565

Three Months Ended April 2, 2017
Enterprise Solutions	$215,128	$48,580	$50,570	$314,278
Industrial Solutions	142,193	64,285	30,625	237,103
Total	$357,321	$112,865	$81,195	$551,381
The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Three Months Ended April 1, 2018	(In thousands)
Enterprise Solutions	$331,749	$17,375	$349,124
Industrial Solutions	224,647	31,794	256,441
Total	$556,396	$49,169	$605,565

Three Months Ended April 2, 2017
Enterprise Solutions	$293,499	$20,779	$314,278
Industrial Solutions	202,919	34,184	237,103
Total	$496,418	$54,963	$551,381
We generate revenues primarily by selling products that provide secure and reliable transmission of data, sound, and video for mission critical applications. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative selling price and recognized when or as each performance obligation is satisfied. Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred based on the shipping terms of the arrangement. Generally, we determine relative selling price using the prices charged to customers.
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. As a result, we recognized an increase to revenues of

$0.2 million during the three months ended April 1, 2018 related to performance obligations satisfied in prior periods. Accrued rebates and accrued returns as of April 1, 2018 totaled $17.9 million and $6.9 million, respectively. Estimated price adjustments recognized against our gross accounts receivable balance as of April 1, 2018 totaled $25.7 million.
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of January 1, 2018, total deferred revenue was $104.4 million, and $52.0 million of this amount was recognized as revenue during the three months ended April 1, 2018. Total deferred revenue was $97.8 million as of April 1, 2018.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current or long-lived assets on our balance sheet when the duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $2.4 million as of April 1, 2018. Total sales commissions costs were $6.1 million during the three months ended April 1, 2018. Sales commissions are recorded within selling, general and administrative expenses.
Note 3:  Acquisitions
Snell Advanced Media
We acquired 100% of the outstanding ownership interest in Snell Advanced Media (SAM) on February 8, 2018 for a purchase price, net of cash acquired, of $92.9 million. The acquisition includes a potential earnout, which is based upon future earnings of SAM and Grass Valley combined through December 31, 2019. The maximum earnout consideration is $31.4 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the preliminary estimated fair value of the earnout included in the purchase price is $17.7 million. We assumed debt of $19.3 million and paid it off during the first quarter of 2018. SAM designs, manufactures, and sells innovative content production and distribution systems for the broadcast and media markets. SAM is located in the United Kingdom. The results of SAM have been included in our Consolidated Financial Statements from February 8, 2018, and are reported within the Enterprise Solutions segment. The following table summarizes the estimated, preliminary fair value of the assets acquired and the liabilities assumed as of February 8, 2018 (in thousands):

Receivables	$19,900
Inventory	17,605
Prepaid and other current assets	2,339
Property, plant, and equipment	9,212
Intangible assets	44,750
Goodwill	92,263
Deferred taxes	5,476
Other long-lived assets	4,306
Total assets acquired	$195,851

Accounts payable	$11,927
Accrued liabilities	17,960
Deferred revenue	4,000
Long-term debt	19,305
Postretirement benefits	49,131
Other long-term liabilities	591
Total liabilities assumed	$102,914

Net assets	$92,937

The above purchase price allocation is preliminary, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We are in the process of ensuring our accounting policies are applied at SAM. The preliminary measurement of receivables; inventories; property, plant and equipment; intangible assets; goodwill; deferred income taxes; deferred revenue; and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

The preliminary fair value of acquired receivables is $19.9 million, which is equivalent to its gross contractual amount.

For purposes of the above allocation, we based our estimate of the preliminary fair value for the acquired inventory; property, plant, and equipment; intangible assets; and deferred revenue on a preliminary valuation study performed by a third party valuation firm. We have estimated a preliminary fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. To determine the value of the acquired property, plant, and equipment, we used various valuation methods, including both the market approach, which considers sales prices of similar assets in similar conditions (Level 2 valuation), and the cost approach, which considers the cost to replace the asset adjusted for depreciation (Level 3 valuation). We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the SAM acquisition may be gained from helping broadcast and media content creators, aggregators and distributors significantly improve their effectiveness and efficiency during a period of rapid change in technology, viewer and advertiser behavior and busines models. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Preliminary Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$32,500	5.0
Customer relationships	9,000	12.0
Sales backlog	1,750	0.3
Trademarks	1,500	2.0
Total intangible assets subject to amortization	$44,750

Intangible assets not subject to amortization:
Goodwill	$92,263	n/a
Total intangible assets not subject to amortization	$92,263

Total intangible assets	$137,013
Weighted average amortization period		6.1 years

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

Our consolidated revenues and consolidated income before taxes for the three months ended April 1, 2018 included $20.8 million and $(2.8) million, respectively, from SAM. The loss before taxes from SAM included $2.2 million of amortization of intangible assets and $0.5 million of cost of sales related to the adjustment of acquired inventory to fair value.

The following table illustrates the unaudited pro forma effect on operating results as if the SAM acquisition had been completed as of January 1, 2017.

	Three Months Ended
	April 1, 2018	April 2, 2017

	(In thousands, except per share data)
	(Unaudited)
Revenues	$614,184	$579,371
Net income (loss) attributable to Belden common stockholders	(1,072)	979
Diluted income (loss) per share attributable to Belden common stockholders	$(0.03)	$0.02
For purposes of the pro forma disclosures, the three months ended April 2, 2017 includes nonrecurring expenses related to the acquisition, including severance, restructuring, and acquisition integration costs; amortization of the sales backlog intangible asset; and cost of sales arising from the adjustment of inventory to fair value of $9.2 million, $1.3 million, and $0.8 million, respectively.

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
Thinklogical Holdings, LLC
We acquired 100% of the outstanding ownership interest in Thinklogical Holdings, LLC (Thinklogical) on May 31, 2017 for a purchase price, net of cash acquired, of $165.8 million. Thinklogical designs, manufactures, and markets high-bandwidth fiber matrix switches, video, and keyboard/video/mouse extender solutions, camera extenders, and console management solutions. Thinklogical is headquartered in Connecticut. The results of Thinklogical have been included in our Consolidated Financial Statements from May 31, 2017, and are reported within the Enterprise Solutions segment. The following table summarizes the estimated, preliminary fair value of the assets acquired and the liabilities assumed as of May 31, 2017 (in thousands):

Receivables	4,355
Inventory	16,424
Prepaid and other current assets	320
Property, plant, and equipment	4,289
Intangible assets	73,400
Goodwill	71,252
Total assets acquired	$170,040

Accounts payable	$1,231
Accrued liabilities	1,353
Deferred revenue	1,702
Total liabilities assumed	$4,286

Net assets	$165,754

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

For purposes of the above allocation, we based our estimate of the preliminary fair value for the acquired inventory, intangible assets, and deferred revenue on a preliminary valuation study performed by a third party valuation firm. We have estimated a preliminary fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation). The determination of the fair value of the assets acquired and liabilities assumed and the allocation of the purchase price is substantially complete pending the completion of a stub period tax return that has yet to be filed.

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Thinklogical acquisition primarily consist of utilizing Belden's fiber and connectivity portfolio with Thinklogical's connections between matrix switch, control systems, transmitters and source to expand our product portfolio across our segments to both existing and new customers. Our tax basis in the acquired goodwill is approximately $43.9 million and is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The intangible assets related to the acquisition consisted of the following:

	Preliminary Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$62,600	10.0
Customer relationships	6,500	8.0
Trademarks	2,900	10.0
Sales backlog	1,400	0.3
Total intangible assets subject to amortization	$73,400

Intangible assets not subject to amortization:
Goodwill	$71,252	n/a
Total intangible assets not subject to amortization	$71,252

Total intangible assets	$144,652
Weighted average amortization period		9.6

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

Our consolidated revenues and consolidated income before taxes for the three months ended April 1, 2018 included $7.8 million and $(2.2) million, respectively, from Thinklogical. The loss before taxes from Thinklogical included $3.2 million of amortization of intangible assets.

The following table illustrates the unaudited pro forma effect on operating results as if the Thinklogical acquisition had been completed as of January 1, 2016.

Three Months Ended
April 2, 2017

(In thousands, except per share data)
(Unaudited)
Revenues	$555,636
Net income attributable to Belden common stockholders	12,880
Diluted income per share attributable to Belden common stockholders	$0.30

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
Note 4:  Disposals

During the fourth quarter of 2016, we committed to a plan to sell our MCS business and Hirschmann JV. The MCS business operated in Germany and the United States and was part of the Industrial Solutions segment, and the Hirschmann JV was an equity method investment located in China. Effective December 31, 2017, we sold the MCS business and Hirschmann JV for a total purchase price of $40.2 million, of which $39.1 million was collected during the first quarter of 2018.

Note 5:  Operating Segments
We are organized around two global business platforms: Enterprise Solutions and Industrial Solutions. Each of the global business platforms represents a reportable segment.

Effective January 1, 2018, we changed our organizational structure and, as a result, now are reporting two segments. The segments formerly known as Broadcast Solutions and Enterprise Solutions now are presented as the Enterprise Solutions segment, and the segments formerly known as Industrial Solutions and Network Solutions now are presented as the Industrial Solutions segment. The reorganization allows us to further accelerate progress in key strategic areas and the segment consolidation properly aligns our external reporting with the way the businesses are now managed. We have recast the prior period segment information to conform to the change in the composition of these reportable segments. This change had no impact to our reporting units for purposes of goodwill impairment testing.
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

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended April 1, 2018
Segment revenues	$350,990	$256,433	$607,423
Affiliate revenues	846	29	875
Segment EBITDA	57,452	46,426	103,878
Depreciation expense	7,220	4,645	11,865
Amortization of intangibles	11,170	13,248	24,418
Amortization of software development intangible assets	236	—	236
Severance, restructuring, and acquisition integration costs	14,534	5,860	20,394
Purchase accounting effects of acquisitions	502	—	502
Deferred revenue adjustments	1,858	—	1,858
Segment assets	747,971	432,473	1,180,444
As of and for the three months ended April 2, 2017
Segment revenues	$314,278	$237,103	$551,381
Affiliate revenues	2,033	26	2,059
Segment EBITDA	49,523	43,847	93,370
Depreciation expense	6,548	4,835	11,383
Amortization of intangibles	10,439	13,230	23,669
Severance, restructuring, and acquisition integration costs	5,281	1,319	6,600
Segment assets	571,540	369,172	940,712

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended
	April 1, 2018	April 2, 2017

	(In thousands)
Total Segment Revenues	$607,423	$551,381
Deferred revenue adjustments (1)	(1,858)	—
Consolidated Revenues	$605,565	$551,381

Total Segment EBITDA	$103,878	$93,370
Amortization of intangibles	(24,418)	(23,669)
Severance, restructuring, and acquisition integration costs (2)	(20,394)	(6,600)
Depreciation expense	(11,865)	(11,383)
Deferred revenue adjustments (1)	(1,858)	—
Purchase accounting effects related to acquisitions (3)	(502)	—
Amortization of software development costs	(236)	—
Loss on sale of assets	(94)	—
Income from equity method investment	—	1,007
Eliminations	(308)	(1,128)
Consolidated operating income	44,203	51,597
Interest expense, net	(16,978)	(23,506)
Non-operating pension costs	(275)	(260)
Loss on debt extinguishment	(19,960)	—
Consolidated income before taxes	$6,990	$27,831

(1) For the three months ended April 1, 2018, our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2)  See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the three months ended ended April 1, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM acquisition.
Note 6: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended
	April 1, 2018	April 2, 2017

	(In thousands)
Numerator:
Net income	$2,570	$25,581
Less: Net loss attributable to noncontrolling interest	(48)	(106)
Less: Preferred stock dividends	8,733	8,733
Net income (loss) attributable to Belden common stockholders	$(6,115)	$16,954
Denominator:
Weighted average shares outstanding, basic	41,633	42,216
Effect of dilutive common stock equivalents	—	459
Weighted average shares outstanding, diluted	41,633	42,675

For the three months ended April 1, 2018 and April 2, 2017, diluted weighted average shares outstanding do not include outstanding equity awards of 0.5 million and 0.3 million, respectively, because to do so would have been anti-dilutive. In addition, for the three months ended April 1, 2018 and April 2, 2017, diluted weighted average shares outstanding do not include outstanding equity awards of 0.2 million and 0.2 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for both the three months ended April 1, 2018 and April 2, 2017, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 6.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 7:  Inventories
The major classes of inventories were as follows:

	April 1, 2018	December 31, 2017

	(In thousands)
Raw materials	$157,869	$133,311
Work-in-process	42,950	35,807
Finished goods	161,852	153,377
Gross inventories	362,671	322,495
Excess and obsolete reserves	(33,874)	(25,269)
Net inventories	$328,797	$297,226
Note 8:  Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense of $11.9 million and $11.4 million in the three months ended April 1, 2018 and April 2, 2017, respectively.

We recognized amortization expense related to our intangible assets of $24.6 million and $23.7 million in the three months ended April 1, 2018 and April 2, 2017, respectively.
Note 9:  Severance, Restructuring, and Acquisition Integration Activities
Grass Valley and SAM Integration Program: 2018
During the first quarter of 2018, we began a restructuring program to integrate our acquisition of SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. We recognized $9.2 million of severance and other restructuring costs for this program during the three months ended April 1, 2018. The costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $41 million of additional severance and restructuring costs for this program, most of which will be incurred by the end of 2018. We also expect the program to generate approximately $44 million of savings on an annualized basis, which we will start realizing in the second half of 2018.
Industrial Manufacturing Footprint Program: 2016 - 2018
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is expected to be completed in 2018. We recognized $7.5 million and $5.7 million of severance and other restructuring costs for this program during the three months ended April 1, 2018 and April 2, 2017, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. To date, we have incurred a total of $55.9 million in severance and other restructuring costs, including manufacturing inefficiencies for this program. We expect the program to generate approximately $13 million of savings on an annualized basis, which we began to realize in the third quarter of 2017.
The following table summarizes the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended April 1, 2018	(In thousands)
Enterprise Solutions	$508	$14,026	$14,534
Industrial Solutions	52	5,808	5,860
Total	$560	$19,834	$20,394

Three Months Ended April 2, 2017
Enterprise Solutions	$901	$4,380	$5,281
Industrial Solutions	—	1,319	1,319
Total	$901	$5,699	$6,600

Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended April 1, 2018, $9.4 million, $9.4 million, and $1.6 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended April 2, 2017, $5.9 million, $0.7 million, and $0.0 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
The other restructuring and integration costs primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
There were no significant severance accrual balances as of April 1, 2018 or December 31, 2017.
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	April 1, 2018	December 31, 2017

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	432,320	—
3.375% Senior subordinated notes due 2027	555,840	540,810
4.125% Senior subordinated notes due 2026	247,040	240,360
2.875% Senior subordinated notes due 2025	370,560	360,540
5.25% Senior subordinated notes due 2024	11,291	200,000
5.50% Senior subordinated notes due 2023	70,852	242,522
Total senior subordinated notes	1,687,903	1,584,232
Less unamortized debt issuance costs	(25,249)	(23,484)
Long-term debt	$1,662,654	$1,560,748
Revolving Credit Agreement due 2022

Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility (The Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. As of April 1, 2018, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $333.4 million.
Senior Subordinated Notes
In March 2018, we completed an offering for €350.0 million ($431.3 million at issuance) aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of April 1, 2018 is $432.3 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, 2025, 2024, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, beginning on September 15, 2018. We paid approximately $7.1 million of fees associated with the issuance of the 2028 Notes, which will be amortized over the life of the 2028 Notes using the effective interest method. We used the net proceeds from this offering and cash on hand to repurchase the 2023 and 2024 Notes - see further discussion below.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of April 1, 2018 is $555.8 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, 2025, 2024, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of April 1, 2018 is $247.0 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, 2025, 2024, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of April 1, 2018 is $370.6 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, 2026, 2024, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We had outstanding $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). In March 2018, we repurchased $188.7 million of the $200.0 million 2024 Notes outstanding for cash consideration of $199.8 million, including a prepayment penalty and recognized a $13.8 million loss on debt extinguishment including the write-off of unamortized debt issuance costs. The carrying value of the 2024 Notes as of April 1, 2018 is $11.3 million. The 2024 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The 2024 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, 2026, 2025, and 2023 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year. We repurchased the remaining 2024 Notes outstanding on April 5, 2018.
We had outstanding €200.0 million aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In March 2018, we repurchased €143.1 million of the €200.0 million 2023 Notes outstanding for cash consideration of €147.8 million ($182.1 million), including a prepayment penalty and recognized a $6.2 million loss on debt extinguishment including the write-off of unamortized debt issuance costs. The carrying value of the 2023 Notes as of April 1, 2018 is $70.9 million. The 2023 Notes are guaranteed on a senior subordinated basis by certain of our subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, 2026, 2025, and 2024 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year. We repurchased the remaining 2023 Notes outstanding on April 5, 2018.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of April 1, 2018 was approximately $1,685.8 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,687.9 million as of April 1, 2018.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency ledger. As of April 1, 2018, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in exchange rates. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment associated with these notes at April 1, 2018 was $39.2 million. As of April 2, 2017, only our 2026 Notes were designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations, and the cumulative translation adjustment associated with the 2026 Notes at April 2, 2017 was $6.9 million.
Note 12:  Income Taxes

We recognized income tax expense of $4.4 million for the three months ended April 1, 2018, representing an effective tax rate of 63.2%. The effective tax rate was impacted by the following significant factors:

- We recognized income tax expense of $1.8 million in the three months ended April 1, 2018 as a result of a change in our valuation allowance on foreign tax credits associated with our euro debt refinancing during the quarter.

- We also recognized income tax expense of $0.5 million in the three months ended April 1, 2018 as a result of changes in our valuation allowance for the Tax Cuts and Jobs Act. The amount of this adjustment remains provisional under SAB 118.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the three months ended April 1, 2018, we obtained additional information affecting the provisional amount initially recorded for the valuation allowance on certain foreign tax credits in 2017. As a result, we recorded an adjustment to the valuation allowance on certain foreign tax credits. Additional work is still necessary for a more detailed analysis of all provisional amounts associated with the Act including the remeasurement of certain deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the valuation allowance on certain foreign tax credits. We continue to evaluate the need for a provisional amount regarding the non-deductibility of certain covered employee compensation associated with the amendments to IRC section 162(m). As of the date of this filing, we reasonably believe no such provision should be recorded. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
We recognized income tax expense of $2.3 million for the three months ended April 2, 2017, representing an effective tax rate of 8.1%. The effective tax rate was impacted by the following significant factors:

- We recognized an income tax benefit of $3.4 million in the three months ended April 2, 2017 as a result of generating tax credits, primarily from the implementation of a foreign tax credit planning strategy.

- Foreign tax rate differences reduced our income tax expense by approximately $2.9 million in the three months ended April 2, 2017. The statutory tax rates associated with our foreign earnings generally were lower than the 2017 statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that is generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively.
Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017

	(In thousands)
Service cost	$1,133	$1,093	$13	$13
Interest cost	1,876	1,695	264	327
Expected return on plan assets	(2,520)	(2,361)	—	—
Amortization of prior service credit	(10)	(11)	—	—
Actuarial losses	665	587	—	23
Net periodic benefit cost	$1,144	$1,003	$277	$363
Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table summarizes total comprehensive income (loss):

	Three Months Ended
	April 1, 2018	April 2, 2017

	(In thousands)
Net income	$2,570	$25,581
Foreign currency translation loss, net of $0.5 million and $0.1 million tax, respectively	(31,795)	(9,836)
Adjustments to pension and postretirement liability, net of $0.3 million and $0.2 million tax, respectively	403	368
Total comprehensive income (loss)	(28,822)	16,113
Less: Comprehensive loss attributable to noncontrolling interest	(32)	(163)
Comprehensive income (loss) attributable to Belden	$(28,790)	$16,276

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2017	$(69,691)	$(28,335)	$(98,026)
Other comprehensive loss attributable to Belden before reclassifications	(31,811)	—	(31,811)
Amounts reclassified from accumulated other comprehensive loss	—	403	403
Net current period other comprehensive gain (loss) attributable to Belden	(31,811)	403	(31,408)
Balance at April 1, 2018	$(101,502)	$(27,932)	$(129,434)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended April 1, 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$665	(1)
Prior service credit	(10)	(1)
Total before tax	655
Tax benefit	(252)
Total net of tax	$403
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 13).
Note 15:  Preferred Stock
In 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness. During each of the three months ended April 1, 2018 and April 2, 2017, the Preferred Stock accrued $8.7 million of dividends.
Note 16: Share Repurchases
On May 25, 2017, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended April 1, 2018, we repurchased 1.1 million shares of our common stock under the share repurchase program for an aggregate cost of $75.3 million and an average price per share of $71.67.
Note 17: Subsequent Events

On March 27, 2018, our Board of Directors authorized the redemption of all outstanding preferred share purchase rights issued pursuant to the then existing Rights Agreement (commonly known as a “poison pill”). Under the former Rights Agreement, one right was attached to each outstanding share of common stock. The rights were redeemed at a redemption price of $0.01 per right, payable in cash. The redemption payment was made on April 6, 2018 to the holders of the rights as of the close of business on March 27, 2018. We accrued approximately $0.4 million for the redemption of the Rights Agreement as of April 1, 2018.
On April 5, 2018, we repurchased the remaining €56.9 million of the €200.0 million 2023 Notes outstanding as well as $11.3 million of the $200.0 million 2024 Notes outstanding, and we expect to recognize a loss on debt extinguishment of approximately $3.0 million in the second quarter.

Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a signal transmission solutions company built around two global business platforms – Enterprise Solutions and Industrial Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.
We strive for operational excellence through the execution of our Belden Business System, which includes three areas of focus: Lean enterprise initiatives, our Market Delivery System, and our Talent Management System. Through operational excellence we generate free cash flow on an annual basis. We utilize the cash flow generated by our business to fuel our continued transformation and generate shareholder value. We believe our business system, balance across markets and geographies, systematic go-to-market approach, extensive portfolio of innovative solutions, commitment to Lean principles, and improving margins present a unique value proposition for shareholders.
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
Trends and Events
The following trends and events during 2018 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the Euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. During the three months ended April 1, 2018, approximately 50% of our consolidated revenues were to customers outside of the U.S.
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
Operating Segments
Effective January 1, 2018, we changed our organizational structure and, as a result, now are reporting two segments. The segments formerly known as Broadcast Solutions and Enterprise Solutions now are presented as the Enterprise Solutions segment, and the segments formerly known as Industrial Solutions and Network Solutions now are presented as the Industrial Solutions segment. The reorganization allows us to further accelerate progress in key strategic areas and the segment consolidation properly aligns our external reporting with the way the businesses are now managed. We have recast the prior period segment information to conform to the change in the composition of these reportable segments.
Acquisitions

We completed the acquisition of Snell Advanced Media (SAM) on February 8, 2018. The results of SAM have been included in our Consolidated Financial Statements from the acquisition date and are reported in the Enterprise Solutions segment. See Note 3.
Long-term Debt

In March 2018, we issued €350.0 million ($431.3 million at issuance) aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%. We used the net proceeds of this offering to repurchase $188.7 million of our outstanding $200.0 million 5.25% senior subordinated notes due 2024 and €143.1 million of our outstanding €200.0 million 5.5% senior subordinated notes due 2023. We paid approximately $7.1 million of fees related to issuing the 2028 notes, and recognized a $20.0 million loss on debt extinguishment for premiums paid to the bond holders to retire the 2024 and 2023 notes and for the unamortized debt issuance costs that we wrote-off. See Note 10.

Grass Valley and SAM Integration Program

During the first quarter of 2018, we began a restructuring program to integrate our acquisition of SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired operating facilities and other support functions. We recognized $9.2 million of severance and other restructuring costs for this program during the three months ended April 1, 2018. The costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $41 million of additional severance and restructuring costs for this program, most of which will be incurred by the end of 2018. We also expect the program to generate approximately $44 million of savings on an annualized basis, which we will start realizing in the second half of 2018.

Industrial Manufacturing Footprint Program

In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation will be completed this year. We recognized $7.5 million of severance and other restructuring costs for this program during the three months ended April 1, 2018. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. We expect the program to generate approximately $13 million of savings on an annualized basis, which we began to realize in the third quarter of 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies
During the three months ended April 1, 2018:

•
We did not change any of our existing critical accounting policies from those listed in our 2017 Annual Report on Form 10-K other than updating our revenue recognition accounting policies for the adoption of ASU 2014-09;

•
No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended
	April 1, 2018	April 2, 2017	% Change

	(In thousands, except percentages)
Revenues	$605,565	$551,381	9.8%
Gross profit	230,594	222,374	3.7%
Selling, general and administrative expenses	(124,872)	(112,586)	10.9%
Research and development	(37,101)	(34,522)	7.5%
Amortization of intangibles	(24,418)	(23,669)	3.2%
Operating income	44,203	51,597	(14.3)%
Interest expense, net	(16,978)	(23,506)	(27.8)%
Non-operating pension costs	(275)	(260)	5.8%
Loss on debt extinguishment	(19,960)	—	n/a
Income before taxes	6,990	27,831	(74.9)%
Revenues increased $54.2 million, or 9.8%, in the three months ended April 1, 2018 from the comparable period of 2017 due to the following factors:

•The acquisitions of SAM and Thinklogical contributed $28.6 million to the increase in revenues.
•Favorable currency translation resulted in a revenue increase of $17.9 million.
•Higher copper costs contributed $7.5 million to the increase in revenues.
•Higher sales volume resulted in a $6.2 million increase in revenues. The increase in volume was primarily attributable to strong demand in our Industrial markets.
•The divestiture of our MCS business resulted in a revenue decrease of $6.0 million.

Gross profit increased $8.2 million, or 3.7%, in the three months ended April 1, 2018 from the comparable period of 2017 due to the increases in revenues discussed above, partially offset by increases in severance, restructuring, and acquisition integration costs; cost of sales for the adjustment of acquired inventory to fair value for the SAM acquisition; and amortization of software developments costs during 2018 of $3.5 million, $0.5 million, and $0.2 million, respectively.
Selling, general and administrative expenses increased $12.3 million in the three months ended April 1, 2018 from the comparable period of 2017. Acquisitions contributed $10.0 million to the increase in selling, general and administrative expenses year-over-year. Increases in severance, restructuring, and acquisition integration costs, excluding the impact of acquisitions contributed $2.6 million to the increase in selling, general and administrative expenses year-over-year. These increases were partially offset by improved productivity.

Research and development expenses increased $2.6 million in the three months ended April 1, 2018 from the comparable period of 2017. Acquisitions contributed $3.6 million to the increase over the year ago period, partially offset by $0.6 million for the impact of the MCS divestiture in the fourth quarter of 2017.

Amortization of intangibles increased $0.7 million in the three months ended April 1, 2018 from the comparable period of 2017. This is primarily due to the acquisitions of SAM and Thinklogical, which contributed $5.4 million to the increase over the year ago period. The impact of acquisitions was partially offset by certain intangible assets becoming fully amortized during 2017.
Operating income decreased $7.4 million in the three months ended April 1, 2018 from the comparable period of 2017 primarily due to the increase in selling, general and administrative expenses and research and development, partially offset by the increase in gross profit discussed above.
Net interest expense decreased $6.5 million, or 27.8%, in the three months ended April 1, 2018 from the comparable period of 2017 as a result of our debt transactions during 2017 and 2018. In July 2017, we issued €450.0 million aggregate principal amount of new senior subordinated notes due 2027 at an interest rate of 3.375%. We used the net proceeds of this offering and cash on hand to repurchase all of our outstanding $700.0 million 5.5% senior subordinated notes due 2022. In September 2017, we issued €300.0 million aggregate principal amount of new senior subordinated notes due 2025 at an interest rate of 2.875%. We used the net proceeds of this offering to repurchase €300.0 million of our outstanding €500.0 million 5.5% senior subordinated notes due 2023. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%. We used the net proceeds of this offering to repurchase $188.7 million of our outstanding $200.0 million 5.25% senior subordinated notes due 2024 and €143.1 million of our outstanding €200.0 million 5.5% senior subordinated notes due 2023. See Note 10.
The loss on debt extinguishment recognized in the first quarter of 2018 represents the premium paid to the bond holders to retire a portion of the 2023 and 2024 notes and the unamortized debt issuance costs written-off. See Note 10.
Income before taxes decreased $20.8 million in the three months ended April 1, 2018 from the comparable period of 2017. This decrease is due to the loss on debt extinguishment and decrease in operating income, partially offset by lower interest expense discussed above.
Income Taxes

	Three Months Ended
	April 1, 2018	April 2, 2017	% Change

	(In thousands, except percentages)
Income before taxes	$6,990	$27,831	(74.9)%
Income tax expense	4,420	2,250	96.4%
Effective tax rate	63.2%	8.1%

We recognized income tax expense of $4.4 million for the three months ended April 1, 2018, representing an effective tax rate of 63.2%. The effective tax rate was impacted by the following significant factors:

- We recognized income tax expense of $1.8 million in the three months ended April 1, 2018 as a result of a change in our valuation allowance on foreign tax credits associated with our euro debt refinancing during the quarter.

- We also recognized income tax expense of $0.5 million in the three months ended April 1, 2018 as a result of changes in our valuation allowance for the Tax Cuts and Jobs Act. The amount of this adjustment remains provisional under SAB 118.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the three months ended April 1, 2018, we obtained additional information affecting the provisional amount initially recorded for the valuation allowance on certain foreign tax credits in 2017. As a result, we recorded an adjustment to the valuation allowance on certain foreign tax credits.

Additional work is still necessary for a more detailed analysis of all provisional amounts associated with the Act including the remeasurement of certain deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the valuation allowance on certain foreign tax credits. We continue to evaluate the need for a provisional amount regarding the non-deductibility of certain covered employee compensation associated with the amendments to IRC section 162(m). As of the date of this filing, we reasonably believe no such provision should be recorded. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended
	April 1, 2018	April 2, 2017	% Change

	(In thousands, except percentages)
Adjusted Revenues	$607,423	$551,381	10.2%
Adjusted EBITDA	103,295	92,989	11.1%
as a percent of adjusted revenues	17.0%	16.9%
Adjusted Revenues increased $56.0 million, or 10.2%, in the three months ended April 1, 2018 from the comparable period of 2017 due to the following factors:
•
•The acquisitions of SAM and Thinklogical contributed $30.4 million to the increase in revenues.
•Favorable currency translation resulted in a revenue increase of $17.9 million.
•Higher copper costs contributed $7.5 million to the increase in revenues.
•Higher sales volume resulted in a $6.2 million increase in revenues. The increase in volume was primarily attributable to strong demand in our Industrial markets.
•The divestiture of our MCS business resulted in a revenue decrease of $6.0 million.

Adjusted EBITDA increased $10.3 million, or 11.1%, in the three months ended April 1, 2018 from the comparable period of 2017 primarily due to the increases in revenues discussed above, partially offset by unfavorable product mix.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	April 1, 2018	April 2, 2017

	(In thousands, except percentages)
GAAP revenues	$605,565	$551,381
Deferred revenue adjustments (1)	1,858	—
Adjusted revenues	$607,423	$551,381

GAAP net income attributable to Belden	$2,618	$25,687
Loss on debt extinguishment	19,960	—
Amortization of intangible assets	24,418	23,669
Interest expense, net	16,978	23,506
Severance, restructuring, and acquisition integration costs (2)	20,394	6,600
Depreciation expense	11,865	11,383
Income tax expense	4,420	2,250
Deferred revenue adjustments (1)	1,858	—
Purchase accounting effects related to acquisitions (3)	502	—
Amortization of software development intangible assets	236	—
Loss on sale of assets	94	—
Noncontrolling interest	(48)	(106)
Adjusted EBITDA	$103,295	$92,989

GAAP net income margin	0.4%	4.7%
Adjusted EBITDA margin	17.0%	16.9%
(1) For the three months ended April 1, 2018, our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2)  See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the three months ended April 1, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM acquisition.
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended
	April 1, 2018	April 2, 2017	% Change

	(In thousands, except percentages)
Segment Revenues	$350,990	$314,278	11.7%
Segment EBITDA	57,452	49,523	16.0%
as a percent of segment revenues	16.4%	15.8%

Enterprise Solutions revenues increased $36.7 million, or 11.7%, in the three months ended April 1, 2018 from the comparable period of 2017. Acquisitions, favorable currency translation, and rising copper prices contributed $30.5 million, $8.0 million, and $3.5 million to the increase in revenues, respectively. The increases above were partially offset by decreases in volume of $5.3 million. The decreases in volume were experienced in our live media production market.

Enterprise Solutions EBITDA increased $7.9 million, or 16.0%, in the three months ended April 1, 2018 compared to the year ago period driven by the revenue growth discussed above and sustainable productivity initiatives. Accordingly, EBTIDA margins expanded 60 basis points over the year ago period.
Industrial Solutions

	Three Months Ended
	April 1, 2018	April 2, 2017	% Change

	(In thousands, except percentages)
Segment Revenues	$256,433	$237,103	8.2%
Segment EBITDA	46,426	43,847	5.9%
as a percent of segment revenues	18.1%	18.5%

Industrial Solutions revenues increased $19.3 million, or 8.2%, in the three months ended April 1, 2018 from the comparable period of 2017. Increases in volume, favorable currency translation, and rising copper prices contributed $11.4 million, $9.9 million, and $4.0 million to the increase in revenues, respectively. We experienced strong demand across all of our markets, with total Industrial Solutions orders increasing approximately 11% year-over-year. The increases discussed above were partially offset by $6.0 million from the MCS divestiture in the fourth quarter of 2017.
Industrial Solutions EBITDA increased $2.6 million, or 5.9%, in the three months ended April 1, 2018 from the comparable period of 2017 due to the growth in revenues discussed above. EBITDA margins remained relatively flat year-over-year primarily as a result of unfavorable mix and increased investments in new product introductions.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	April 1, 2018	April 2, 2017

	(In thousands)
Net cash used for:
Operating activities	$(83,860)	$(12,263)
Investing activities	(52,859)	(10,399)
Financing activities	(64,586)	(15,228)
Effects of currency exchange rate changes on cash and cash equivalents	3,060	5,698
Decrease in cash and cash equivalents	(198,245)	(32,192)
Cash and cash equivalents, beginning of period	561,108	848,116
Cash and cash equivalents, end of period	$362,863	$815,924
Operating cash flows were a use of cash of $83.9 million and $12.3 million in the first quarter of 2018 and 2017, respectively, representing a decrease of $71.6 million. The decrease in operating cash flow as compared to prior year is primarily due to an unfavorable change in operating assets and liabilities of $69.2 million. While the days payable outstanding of 92 days as of the end of the first quarter of 2018 was consistent with the first quarter of 2017, accounts payable at the end of 2017 included approximately $16.0 million for growth capital expenditure projects and $30 million related to the build in safety stock inventory during the fourth quarter in support of the closure of the Monticello facility. The unfavorable change in operating cash flow during the first quarter of 2018 includes the payments for these fourth quarter 2017 actions.

Net cash used for investing activities totaled $52.9 million for the three months ended April 1, 2018, compared to $10.4 million for the comparable period of 2017. Investing activities for the three months ended April 1, 2018 included payments, net of cash acquired, for the acquisition of SAM of $75.2 million; capital expenditures of $15.9 million; and a $1.0 million payment related to our 2015 acquisition of Tripwire that had previously been deferred, net of $39.1 million of cash received for the sale of the MCS business and Hirschmann JV which closed on December 31, 2017. Investing activities for the three months ended April 2, 2017 included capital expenditures of $10.4 million.
Net cash used for financing activities for the three months ended April 1, 2018 totaled $64.6 million, compared to $15.2 million for the comparable period of 2017. Financing activities for the three months ended April 1, 2018 included payments under borrowing arrangements of $401.2 million, payments under our share repurchase program of $75.3 million, cash dividend payments of $10.8 million, debt issuance costs of $7.1 million, net payments related to share based compensation activities of $1.5 million, and $431.3 million of cash proceeds from the issuance of the €350.0 million 3.875% Notes due 2028. Financing activities for the three months ended April 2, 2017 included cash dividend payments of $10.8 million and net payments related to share based compensation activities of $4.4 million.
Our cash and cash equivalents balance was $362.9 million as of April 1, 2018. Of this amount, $163.6 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of April 1, 2018 consisted of $1,687.9 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements. As of April 1, 2018, we had $333.4 million in available borrowing capacity under our Revolver.
Forward-Looking Statements
Statements in this report other than historical facts are “forward-looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding future financial performance (including revenues, expenses, earnings, margins, cash flows, dividends, capital expenditures and financial condition), plans and objectives, and related assumptions. These forward-looking statements reflect management’s current beliefs and expectations and are not guarantees of future performance. Actual results may differ materially from those suggested by any forward-looking statements for a number of reasons, including, without limitation: the impact of a challenging global economy or a downturn in served markets; the competitiveness of the global broadcast, enterprise, and industrial markets; volatility in credit and foreign exchange markets; the inability to execute and realize the expected benefits from strategic initiatives (including revenue growth, cost control, and productivity improvement programs); the inability to achieve our strategic priorities in emerging markets; the presence of substitute products in the marketplace; the inability of the Company to develop and introduce new products and competitive responses to our products; the increased prevalence of cloud computing; the inability to successfully complete and integrate acquisitions in furtherance of the Company’s strategic plan; foreign and domestic political, economic and other uncertainties, including changes in currency exchange rates; changes in tax laws and variability in the Company’s quarterly and annual effective tax rates; the increased influence of chief information officers and similar high-level executives; disruptions in the Company’s information systems including due to cyber-attacks; perceived or actual product failures; risks related to the use of open source software; the cost and availability of raw materials including copper, plastic compounds, electronic components, and other materials; difficulty in forecasting revenue due to the unpredictable timing of large orders; disruption of, or changes in, the Company’s key distribution channels; the inability to retain senior management and key employees; assertions that the Company violates the intellectual property of others and the ownership of intellectual property by competitors and others that prevents the use of that intellectual property by the Company; the impact of regulatory requirements and other legal compliance issues; the impairment of goodwill and other intangible assets and the resulting impact on financial performance; disruptions and increased costs attendant to collective bargaining groups and other labor matters; and other factors.
For a more complete discussion of risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 13, 2018. We disclaim any duty to update any forward-looking statements as a result of new information, future developments, or otherwise.

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of April 1, 2018.

	Principal Amount by Expected Maturity			Fair
	2018	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$432,320	$432,320	$422,655
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$555,840	$555,840	$541,613
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$247,040	$247,040	$258,891
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$370,560	$370,560	$361,478
Average interest rate		2.875%
$11.3 million fixed-rate senior subordinated notes due 2024 (1)	$—	$11,291	$11,291	$11,926
Average interest rate		5.25%
€56.9 million fixed-rate senior subordinated notes due 2023 (1)	$—	$70,852	$70,852	$89,272
Average interest rate		5.50%
Total			$1,687,903	$1,685,835

(1)  We repurchased the remaining 2024 and 2023 Notes outstanding on April 5, 2018. See Note 10.
Item 7A of our 2017 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2017.
Item 4:        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three month period ended April 1, 2018.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our 2017 Form 10-K as filed on February 13, 2018, our disclosure controls and procedures were not effective as of April 1, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our prior Form 10-K filing, we identified and reported a material weakness in the Company’s internal control over financial reporting related to our internal controls over ensuring that all revenue recognition criteria are satisfied prior to the recognition of revenue. We are executing our remediation plan as described fully in our 2017 Form 10-K. In response to the identified material weakness, our management, with oversight from our audit committee, has dedicated resources to improve our control environment and to remedy the identified material weakness.

We believe that we have designed the appropriate controls to remediate the material weakness and began executing the controls during the three months ended April 1, 2018. These controls include additional procedures related to the review of material contracts. However, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions, including the efforts to test the control activities, are fully completed, the material weakness identified will continue to exist. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.

Changes in Internal Control Over Financial Reporting
As described above, we have designed and implemented additional controls in connection with our remediation plan. Other than these additional controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), for the three month period ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1:        Legal Proceedings

PPC Broadband, Inc. v. Corning Optical Communications RF, LLC - On July 5, 2011, the Company’s wholly-owned subsidiary, PPC Broadband, Inc. (“PPC”), filed an action for patent infringement in the U.S. District Court for the Northern District of New York against Corning Optical Communications RF LLC (“Corning”). The Complaint alleged that Corning infringed two of PPC’s patents - U.S. Patent Nos. 6,558,194 and 6,848,940 - each entitled “Connector and Method of Operation.” In July 2015, a jury found that Corning willfully infringed both patents. In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit. In March 2018, a panel of three judges of the United States Court of Appeals for the Federal Circuit issued a Rule 36 Affirmance, without written opinion, of the District Court's final judgment that Corning, among other things, willfully infringed the PPC universal compression patents at issue in the case, and that PPC should be awarded about $61.8 million as a result. On April 12, 2018, Corning filed a petition for re-hearing. We have not recorded any amounts in our consolidated financial statements related to this matter.

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
Item 1A:     Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2017 Annual Report on Form 10-K.
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended April 1, 2018 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2018 through February 4, 2018	—	$—	—	$175,000
February 5, 2018 through March 4, 2018	776	72.27	776	118,913
March 5, 2018 through April 1, 2018	274	69.98	274	99,730
Total	1,050	$71.67	1,050	$99,730

(1) In May 2017, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of the program to April 1, 2018, we have repurchased 1.4 million shares of our common stock under the program for an aggregate cost of $100.3 million and an average price of $73.53. During the three months ended April 1, 2018, we repurchased 1.1 million shares of our common stock under the share repurchase program for an aggregate cost of $75.3 million and an average price per share of $71.67.

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

BELDEN INC.

Date:	May 7, 2018	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	May 7, 2018	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 7, 2018	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer