Form 10-Q
period 2018-07-01
BELDEN INC.
filed 2018-08-06
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
Commission File No. 001-12561
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
As of August 2, 2018, the Registrant had 40,638,238 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$261,449	$561,108
Receivables, net	463,225	473,570
Inventories, net	319,133	297,226
Other current assets	48,779	40,167
Total current assets	1,092,586	1,372,071
Property, plant and equipment, less accumulated depreciation	345,593	337,322
Goodwill	1,553,269	1,478,257
Intangible assets, less accumulated amortization	547,981	545,207
Deferred income taxes	65,439	42,549
Other long-lived assets	34,551	65,207
	$3,639,419	$3,840,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302,651	$376,277
Accrued liabilities	309,264	302,651
Total current liabilities	611,915	678,928
Long-term debt	1,482,928	1,560,748
Postretirement benefits	126,023	102,085
Deferred income taxes	32,669	27,713
Other long-term liabilities	34,774	36,273
Stockholders’ equity:
Preferred stock	1	1
Common stock	503	503
Additional paid-in capital	1,129,490	1,123,832
Retained earnings	814,071	833,610
Accumulated other comprehensive loss	(68,406)	(98,026)
Treasury stock	(525,054)	(425,685)
Total Belden stockholders’ equity	1,350,605	1,434,235
Noncontrolling interest	505	631
Total stockholders’ equity	1,351,110	1,434,866
	$3,639,419	$3,840,613
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

	(In thousands, except per share data)
Revenues	$668,639	$610,633	$1,274,204	$1,162,014
Cost of sales	(411,043)	(367,529)	(786,014)	(696,536)
Gross profit	257,596	243,104	488,190	465,478
Selling, general and administrative expenses	(138,842)	(118,071)	(263,714)	(230,657)
Research and development	(37,209)	(35,144)	(74,310)	(69,666)
Amortization of intangibles	(25,039)	(27,113)	(49,457)	(50,782)
Operating income	56,506	62,776	100,709	114,373
Interest expense, net	(15,088)	(23,533)	(32,066)	(47,039)
Non-operating pension costs	(257)	(295)	(532)	(555)
Loss on debt extinguishment	(3,030)	(847)	(22,990)	(847)
Income before taxes	38,131	38,101	45,121	65,932
Income tax expense	(9,339)	(2,210)	(13,759)	(4,460)
Net income	28,792	35,891	31,362	61,472
Less: Net loss attributable to noncontrolling interest	(77)	(86)	(125)	(192)
Net income attributable to Belden	28,869	35,977	31,487	61,664
Less: Preferred stock dividends	8,733	8,733	17,466	17,466
Net income attributable to Belden common stockholders	$20,136	$27,244	$14,021	$44,198

Weighted average number of common shares and equivalents:
Basic	40,735	42,283	41,184	42,249
Diluted	40,974	42,832	41,492	42,753

Basic income per share attributable to Belden common stockholders	$0.49	$0.64	$0.34	$1.05

Diluted income per share attributable to Belden common stockholders	$0.49	$0.64	$0.34	$1.03

Comprehensive income attributable to Belden	$89,897	$19,267	$61,107	$35,543

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017

	(In thousands)
Cash flows from operating activities:
Net income	$31,362	$61,472
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	74,072	73,693
Share-based compensation	7,868	8,924
Loss on debt extinguishment	22,990	847
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(12,370)	(17,982)
Inventories	(14,486)	(42,052)
Accounts payable	(84,689)	14,748
Accrued liabilities	(30,351)	(55,094)
Income taxes	(4,142)	(12,523)
Other assets	(17,275)	(6,573)
Other liabilities	(2,341)	9,321
Net cash provided by (used for) operating activities	(29,362)	34,781
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(84,580)	(166,945)
Capital expenditures	(39,493)	(22,197)
Proceeds from disposal of tangible assets	1,517	—
Proceeds from disposal of business	40,171	—
Net cash used for investing activities	(82,385)	(189,142)
Cash flows from financing activities:
Payments under borrowing arrangements	(484,757)	(5,221)
Payments under share repurchase program	(100,000)	—
Cash dividends paid	(22,034)	(21,688)
Debt issuance costs paid	(7,469)	(2,044)
Withholding tax payments for share-based payment awards	(1,579)	(4,726)
Redemption of stockholders' rights agreement	(411)	—
Borrowings under credit arrangements	431,270	—
Net cash used for financing activities	(184,980)	(33,679)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,932)	10,284
Decrease in cash and cash equivalents	(299,659)	(177,756)
Cash and cash equivalents, beginning of period	561,108	848,116
Cash and cash equivalents, end of period	$261,449	$670,360

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
SIX MONTHS ENDED JULY 1, 2018
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	31,487	—	—	—	(125)	31,362
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	29,620	(1)	29,619
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(416)	—	9	11	—	—	(405)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(1,794)	—	46	620	—	—	(1,174)
Share repurchase program	—	—	—	—	—	—	(1,438)	(100,000)	—	—	(100,000)
Share-based compensation	—	—	—	—	7,868	—	—	—	—	—	7,868
Redemption of stockholders' rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends	—	—	—	—	—	(17,466)	—	—	—	—	(17,466)
Common stock dividends ($0.10 per share)	—	—	—	—	—	(4,108)	—	—	—	—	(4,108)
Balance at July 1, 2018	52	$1	50,335	$503	$1,129,490	$814,071	(9,699)	$(525,054)	$(68,406)	$505	$1,351,110

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 1, 2018, the 91st day of our fiscal year 2018. Our fiscal second and third quarters each have 91 days. The six months ended July 1, 2018 and July 2, 2017 included 182 and 183 days, respectively.
Operating Segments
Effective January 1, 2018, we changed our organizational structure and, as a result, now are reporting two segments. The segments formerly known as Broadcast Solutions and Enterprise Solutions now are presented as the Enterprise Solutions segment, and the segments formerly known as Industrial Solutions and Network Solutions now are presented as the Industrial Solutions segment. The reorganization allows us to further accelerate progress in key strategic areas, and the segment consolidation properly aligns our external reporting with the way the businesses are now managed. We have recast the prior period segment information to conform to the change in the composition of these reportable segments.
Reclassifications
We have made certain reclassifications to the 2017 Condensed Consolidated Financial Statements, including those related to the adoption of Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07) and our segment change, with no impact to reported net income in order to conform to the 2018 presentation. See Note 5.

Interim Periods of 2017
During the financial closing process for the fourth quarter of 2017, we determined that certain consolidated financial statement amounts were not recorded correctly in prior interim periods of 2017. We evaluated these errors and concluded that they were not material to any of our previously issued interim financial statements and did not require restatement of the quarters. The errors primarily related to recognizing revenue prior to satisfying all of the delivery criteria in one business within our Enterprise segment. All of the errors were corrected as of December 31, 2017. The impact of the errors in the three months ended July 2, 2017 was an overstatement of revenues and net income of $10.4 million and $1.3 million, respectively. The impact of the errors in the six months ended July 2, 2017 was an overstatement of revenues and net income of $16.5 million and $4.3 million, respectively.

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
As of and during the three and six months ended July 1, 2018 and July 2, 2017, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3). We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended July 1, 2018 and July 2, 2017.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of July 1, 2018, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
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

As of July 1, 2018, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.2 million, $2.4 million, and $2.3 million, respectively.

Contingent Gain

On July 5, 2011, our wholly-owned subsidiary, PPC Broadband, Inc. (PPC), filed an action for patent infringement against Corning Optical Communications RF LLC (Corning). The complaint alleged that Corning infringed two of PPC’s patents.  In July 2015, a jury found that Corning willfully infringed both patents. In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit. In March 2018, a panel of three judges of the United States Court of Appeals for the Federal Circuit issued a Rule 36 Affirmance, without written opinion, of the District Court's final judgment that Corning, among other things, willfully infringed the PPC universal compression patents at issue in the case, and that PPC should be awarded about $61.8 million, plus accrued interest. In April 2018, Corning filed a petition for re-hearing, which was denied in May 2018. On July 16, 2018, the District Court ruled that Corning shall pay the judgments. We received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We did not record any amounts in our consolidated financial statements related to this matter in the second quarter but will record the cash received as a gain in our third quarter financial statements.

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
Subsequent Events
We have evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 17.
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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new guidance addresses how the following eight specific cash flow items are to be presented: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We adopted ASU 2016-15 on January 1, 2018. Adoption had no material impact on our statement of cash flows for the six months ended July 1, 2018.

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

In March 2017, the FASB issued ASU 2017-07, which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from the service rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component is eligible for capitalization, when applicable. The standard requires the amendments to be applied retrospectively for the presentation of the service cost component and the other cost components of net periodic pension cost and net periodic OPEB cost in the Statement of Operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension and OPEB costs. We adopted ASU 2017-07 on January 1, 2018, and elected to use the practical expedient related to the retrospective presentation requirements. Adoption resulted in a $0.3 million and $0.6 million increase to operating income for the three and six months ended July 2, 2017, respectively, but no changes to net income.
Pending Adoption of Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), a leasing standard for both lessees and lessors that supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under its core principle, a lessee will recognize a right-of-use asset and lease liability on the balance sheet for nearly all leased assets. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019, and early adoption is permitted. As currently issued, the standard requires the use of a modified retrospective transition method and allows entities to apply the transition provisions either in the period of adoption or in the earliest period presented. There are also additional practical expedients that an entity may elect to apply. We will adopt ASU 2016-02 in the first quarter of 2019 and expect to elect certain available transitional practical expedients. We are in the process of evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, but our initial assessment indicates that it will have a material impact to total assets and liabilities. We are also implementing changes to our systems and processes in conjunction with our review of lease agreements.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. Pending further anticipated clarification and guidance related to the application of the GILTI provisions and their impact to Belden, we intend to further assess the materiality of the anticipated GILTI inclusion before making a policy election as allowed under current law as of the date of this report.
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
We recorded a net increase to retained earnings of $2.6 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to sales commissions and software revenues within our Industrial Solutions segment. There was no impact to revenues for the three months ended July 1, 2018, and the impact to revenues for the six months ended July 1, 2018 was a decrease of $0.1 million as a result of applying Topic 606.
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

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Three Months Ended July 1, 2018	(In thousands)
Enterprise Solutions	$279,567	$117,326	$396,893
Industrial Solutions	172,880	98,866	271,746
Total	$452,447	$216,192	$668,639

Three Months Ended July 2, 2017
Enterprise Solutions	$255,066	$93,738	$348,804
Industrial Solutions	159,324	102,505	261,829
Total	$414,390	$196,243	$610,633

Six Months Ended July 1, 2018
Enterprise Solutions	$514,042	$231,983	$746,025
Industrial Solutions	335,602	192,577	528,179
Total	$849,644	$424,560	$1,274,204

Six Months Ended July 2, 2017
Enterprise Solutions	$489,247	$173,835	$663,082
Industrial Solutions	305,635	193,297	498,932
Total	$794,882	$367,132	$1,162,014
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended July 1, 2018	(In thousands)
Enterprise Solutions	$256,191	$82,595	$58,107	$396,893
Industrial Solutions	155,529	73,979	42,238	271,746
Total	$411,720	$156,574	$100,345	$668,639

Three Months Ended July 2, 2017
Enterprise Solutions	$232,215	$59,099	$57,490	$348,804
Industrial Solutions	156,253	68,047	37,529	261,829
Total	$388,468	$127,146	$95,019	$610,633

Six Months Ended July 1, 2018
Enterprise Solutions	$481,474	$155,927	$108,624	$746,025
Industrial Solutions	305,333	146,571	76,275	528,179
Total	$786,807	$302,498	$184,899	$1,274,204

Six Months Ended July 2, 2017
Enterprise Solutions	$447,345	$107,677	$108,060	$663,082
Industrial Solutions	298,446	132,332	68,154	498,932
Total	$745,791	$240,009	$176,214	$1,162,014
The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Three Months Ended July 1, 2018	(In thousands)
Enterprise Solutions	$379,416	$17,477	$396,893
Industrial Solutions	248,022	23,724	271,746
Total	$627,438	$41,201	$668,639

Three Months Ended July 2, 2017
Enterprise Solutions	$330,670	$18,134	$348,804
Industrial Solutions	236,060	25,769	261,829
Total	$566,730	$43,903	$610,633

Six Months Ended July 1, 2018
Enterprise Solutions	$712,160	$33,865	$746,025
Industrial Solutions	480,075	48,104	528,179
Total	$1,192,235	$81,969	$1,274,204

Six Months Ended July 2, 2017
Enterprise Solutions	$626,639	$36,443	$663,082
Industrial Solutions	447,743	51,189	498,932
Total	$1,074,382	$87,632	$1,162,014
We generate revenues primarily by selling products that provide secure and reliable transmission of data, sound, and video for mission critical applications. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative selling price and recognized when or as each performance obligation is satisfied. Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred based on the shipping terms of the arrangement. Generally, we determine relative selling price using the prices charged to customers on a standalone basis.
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the three and six months ended July 1, 2018. Accrued rebates and accrued returns as of July 1, 2018 totaled $23.6 million and $8.7 million, respectively. Estimated price adjustments recognized against our gross accounts receivable balance as of July 1, 2018 totaled $26.6 million.
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of January 1, 2018, total deferred revenue was $104.4 million, and $46.6 million and $98.6 million of this amount was recognized as revenue during the three and six months ended July 1, 2018, respectively. As of July 1, 2018, total deferred revenue was $96.4 million, and of this amount, $84.7 million will be recognized within the next twelve months, and the remaining $11.7 million is long-term and will be recognized over a period greater than twelve months.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current or long-lived assets on our balance sheet when the duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $2.3 million as of July 1, 2018. Total sales commissions costs were $6.3 million and $12.5 million during the three and six months ended July 1, 2018, respectively. Sales commissions are recorded within selling, general and administrative expenses.
Note 3:  Acquisitions
Net-Tech Technology, Inc.

We acquired 100% of the shares of Net-Tech Technology, Inc. (NT2) on April 25, 2018 for a preliminary purchase price of $8.5 million. NT2 is an integrator of optical passive components and network optimization products used within broadband network applications where optical backhaul is used. NT2 is located in the United States. The results of NT2 have been included in our Consolidated Financial Statements from April 25, 2018, and are reported within the Enterprise Solutions segment. The NT2 acquisition was not material to our financial position or results of operations.
Snell Advanced Media
We acquired 100% of the outstanding ownership interest in Snell Advanced Media (SAM) on February 8, 2018 for a purchase price, net of cash acquired, of $104.5 million. The acquisition includes a potential earnout, which is based upon future combined earnings of SAM and Grass Valley through December 31, 2019. The maximum earnout consideration is $31.4 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the preliminary estimated fair value of the earnout included in the purchase price is $29.3 million. We assumed debt of $19.3 million and paid it off during the first quarter of 2018. SAM designs, manufactures, and sells innovative content production and distribution systems for the broadcast and media markets. SAM is located in the United Kingdom. The results of SAM have been included in our Consolidated Financial Statements from February 8, 2018, and are reported within the Enterprise Solutions segment. The following table summarizes the estimated, preliminary fair value of the assets acquired and the liabilities assumed as of February 8, 2018 (in thousands):

Receivables	$19,900
Inventory	15,141
Prepaid and other current assets	3,375
Property, plant, and equipment	9,212
Intangible assets	44,750
Goodwill	90,389
Deferred taxes	5,476
Other long-lived assets	2,156
Total assets acquired	$190,399

Accounts payable	$11,927
Accrued liabilities	18,693
Deferred revenue	4,000
Long-term debt	19,315
Postretirement benefits	31,343
Other long-term liabilities	591
Total liabilities assumed	$85,869

Net assets	$104,530

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

	Preliminary Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$32,500	5.0
Customer relationships	9,000	12.0
Sales backlog	1,750	0.3
Trademarks	1,500	2.0
Total intangible assets subject to amortization	$44,750

Intangible assets not subject to amortization:
Goodwill	$90,389	n/a
Total intangible assets not subject to amortization	$90,389

Total intangible assets	$135,139
Weighted average amortization period		6.1 years

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

Our consolidated revenues and consolidated income before taxes for the three months ended July 1, 2018 included $31.1 million and $(6.6) million, respectively, from SAM. The loss before taxes from SAM included $20.3 million of severance and other restructuring costs, $2.8 million of amortization of intangible assets, and $0.7 million of cost of sales related to the adjustment of acquired inventory to fair value. Our consolidated revenues and consolidated income before taxes for the six months ended July 1, 2018 included $51.9 million and $(9.4) million, respectively, from SAM. The loss before taxes from SAM included $29.5 million of of severance and other restructuring costs, $5.0 million of amortization of intangible assets, and $1.2 million of cost of sales related to the adjustment of acquired inventory to fair value.

The following table illustrates the unaudited pro forma effect on operating results as if the SAM acquisition had been completed as of January 1, 2017.

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

	(In thousands, except per share data)
	(Unaudited)
Revenues	$671,441	$634,496	$1,285,625	$1,213,867
Net income attributable to Belden common stockholders	35,241	11,427	34,169	12,406
Diluted income per share attributable to Belden common stockholders	$0.86	$0.27	$0.82	$0.29
For purposes of the pro forma disclosures, the three months ended July 2, 2017 includes nonrecurring expenses related to the acquisition, including severance, restructuring, and acquisition integration costs; amortization of the sales backlog intangible asset; and cost of sales arising from the adjustment of inventory to fair value of $20.3 million, $0.5 million, and $0.7 million, respectively. For purposes of the pro forma disclosures, the six months ended July 2, 2017 includes nonrecurring expenses related to the acquisition, including severance, restructuring, and acquisition integration costs; amortization of the sales backlog intangible asset; and cost of sales arising from the adjustment of inventory to fair value of $29.5 million, $1.8 million, and $1.5 million, respectively.

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

Receivables	$4,355
Inventory	16,424
Prepaid and other current assets	320
Property, plant, and equipment	4,289
Intangible assets	73,400
Goodwill	70,654
Deferred income taxes	598
Total assets acquired	$170,040

Accounts payable	$1,231
Accrued liabilities	1,353
Deferred revenue	1,702
Total liabilities assumed	$4,286

Net assets	$165,754

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

For purposes of the above allocation, we based our estimate of the fair value for the acquired inventory, intangible assets, and deferred revenue on a valuation study performed by a third party valuation firm. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation). The determination of the fair value of the assets acquired and liabilities assumed and the allocation of the purchase price is complete.

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the Thinklogical acquisition primarily consist of utilizing Belden's fiber and connectivity portfolio with Thinklogical's connections between matrix switch, control systems, transmitters and source to expand our product portfolio across our segments to both existing and new customers. Our tax basis in the acquired goodwill is approximately $43.3 million and is deductible for tax purposes over a period of 15 years up to the amount of the tax basis. The intangible assets related to the acquisition consisted of the following:

	Preliminary Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$62,600	10.0
Customer relationships	6,500	8.0
Trademarks	2,900	10.0
Sales backlog	1,400	0.3
Total intangible assets subject to amortization	$73,400

Intangible assets not subject to amortization:
Goodwill	$70,654	n/a
Total intangible assets not subject to amortization	$70,654

Total intangible assets	$144,054
Weighted average amortization period		9.6

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

Our consolidated revenues and consolidated income before taxes for the three months ended July 1, 2018 included $9.6 million and $(0.8) million, respectively, from Thinklogical. The loss before taxes from Thinklogical included $3.2 million of amortization of intangible assets. Our consolidated revenues and consolidated income before taxes for the six months ended July 1, 2018 included $17.4 million and $(3.0) million, respectively, from Thinklogical. The loss before taxes from Thinklogical included $6.4 million of amortization of intangible assets.

The following table illustrates the unaudited pro forma effect on operating results as if the Thinklogical acquisition had been completed as of January 1, 2016.

	Three Months Ended	Six Months Ended
	July 2, 2017	July 2, 2017

	(In thousands, except per share data)
	(Unaudited)
Revenues	$615,109	$1,170,745
Net income attributable to Belden common stockholders	28,250	41,130
Diluted income per share attributable to Belden common stockholders	$0.66	$0.96

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
Note 4:  Disposals

During the fourth quarter of 2016, we committed to a plan to sell our MCS business and Hirschmann JV. The MCS business operated in Germany and the United States and was part of the Industrial Solutions segment, and the Hirschmann JV was an equity method investment located in China. Effective December 31, 2017, we sold the MCS business and Hirschmann JV for a total purchase price of $40.2 million, which was collected in the six months ended July 1, 2018.

During the second quarter of 2018, we sold a previously closed operating facility for net proceeds of $1.5 million and recognized a $0.6 million gain on the sale.

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

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended July 1, 2018
Segment revenues	$399,695	$271,746	$671,441
Affiliate revenues	1,496	17	1,513
Segment EBITDA	70,281	53,225	123,506
Depreciation expense	7,153	4,873	12,026
Amortization of intangibles	11,809	13,230	25,039
Amortization of software development intangible assets	488	—	488
Severance, restructuring, and acquisition integration costs	22,887	2,041	24,928
Purchase accounting effects of acquisitions	1,036	—	1,036
Deferred revenue adjustments	2,802	—	2,802
Segment assets	759,334	436,885	1,196,219
As of and for the three months ended July 2, 2017
Segment revenues	$348,804	$261,829	$610,633
Affiliate revenues	1,080	23	1,103
Segment EBITDA	56,441	54,081	110,522
Depreciation expense	6,753	4,775	11,528
Amortization of intangibles	13,882	13,231	27,113
Severance, restructuring, and acquisition integration costs	9,111	449	9,560
Purchase accounting effects of acquisitions	1,167	—	1,167
Segment assets	634,930	387,138	1,022,068
As of and for the six months ended July 1, 2018
Segment revenues	$750,685	$528,179	$1,278,864
Affiliate revenues	2,542	46	2,588
Segment EBITDA	127,733	99,651	227,384
Depreciation expense	14,373	9,518	23,891
Amortization of intangibles	22,979	26,478	49,457
Amortization of software development intangible assets	724	—	724
Severance, restructuring, and acquisition integration costs	37,421	7,901	45,322
Purchase accounting effects of acquisitions	1,538	—	1,538
Deferred revenue adjustments	4,660	—	4,660
Segment assets	759,334	436,885	1,196,219
As of and for the six months ended July 2, 2017
Segment revenues	$663,082	$498,932	$1,162,014
Affiliate revenues	3,113	49	3,162
Segment EBITDA	105,964	97,928	203,892
Depreciation expense	13,301	9,610	22,911
Amortization of intangibles	24,321	26,461	50,782
Severance, restructuring, and acquisition integration costs	14,392	1,768	16,160
Purchase accounting effects of acquisitions	1,167	—	1,167
Segment assets	634,930	387,138	1,022,068

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

	(In thousands)
Total Segment Revenues	$671,441	$610,633	$1,278,864	$1,162,014
Deferred revenue adjustments (1)	(2,802)	—	(4,660)	—
Consolidated Revenues	$668,639	$610,633	$1,274,204	$1,162,014

Total Segment EBITDA	$123,506	$110,522	$227,384	$203,892
Amortization of intangibles	(25,039)	(27,113)	(49,457)	(50,782)
Severance, restructuring, and acquisition integration costs (2)	(24,928)	(9,560)	(45,322)	(16,160)
Depreciation expense	(12,026)	(11,528)	(23,891)	(22,911)
Deferred revenue adjustments (1)	(2,802)	—	(4,660)	—
Purchase accounting effects related to acquisitions (3)	(1,036)	(1,167)	(1,538)	(1,167)
Amortization of software development intangible assets	(488)	—	(724)	—
Loss on sale of assets	—	—	(94)	—
Income from equity method investment	—	2,277	—	3,284
Eliminations	(681)	(655)	(989)	(1,783)
Consolidated operating income	56,506	62,776	100,709	114,373
Interest expense, net	(15,088)	(23,533)	(32,066)	(47,039)
Non-operating pension costs	(257)	(295)	(532)	(555)
Loss on debt extinguishment	(3,030)	(847)	(22,990)	(847)
Consolidated income before taxes	$38,131	$38,101	$45,121	$65,932
(1) For the three and six months ended July 1, 2018, our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2)  See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the three and six months ended ended July 1, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM and NT2 acquisitions.
Note 6: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

	(In thousands)
Numerator:
Net income	$28,792	$35,891	$31,362	$61,472
Less: Net loss attributable to noncontrolling interest	(77)	(86)	(125)	(192)
Less: Preferred stock dividends	8,733	8,733	17,466	17,466
Net income attributable to Belden common stockholders	$20,136	$27,244	$14,021	$44,198
Denominator:
Weighted average shares outstanding, basic	40,735	42,283	41,184	42,249
Effect of dilutive common stock equivalents	239	549	308	504
Weighted average shares outstanding, diluted	40,974	42,832	41,492	42,753

For the three and six months ended July 1, 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 0.9 million and 0.7 million, respectively, because to do so would have been anti-dilutive. In addition, for the three and six months ended July 1, 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.2 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for both the three and six months ended July 1, 2018, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 6.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.

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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 7:  Inventories
The major classes of inventories were as follows:

	July 1, 2018	December 31, 2017

	(In thousands)
Raw materials	$158,352	$133,311
Work-in-process	46,064	35,807
Finished goods	147,956	153,377
Gross inventories	352,372	322,495
Excess and obsolete reserves	(33,239)	(25,269)
Net inventories	$319,133	$297,226
Note 8:  Long-Lived Assets

Depreciation and Amortization Expense

We recognized depreciation expense of $12.0 million and $23.9 million in the three and six months ended July 1, 2018, respectively. We recognized depreciation expense of $11.5 million and $22.9 million in the three and six months ended July 2, 2017, respectively.

We recognized amortization expense related to our intangible assets of $25.5 million and $50.2 million in the three and six months ended July 1, 2018, respectively. We recognized amortization expense related to our intangible assets of $27.1 million and $50.8 million in the three and six months ended July 2, 2017, respectively.
Note 9:  Severance, Restructuring, and Acquisition Integration Activities
Grass Valley and SAM Integration Program: 2018
During the first quarter of 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $20.3 million and $29.5 million of severance and other restructuring costs for this program during the three and six months ended July 1, 2018, respectively. The costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $22 million of additional severance and restructuring costs for this program, most of which will be incurred by the end of 2018. We also expect the program to generate approximately $44 million of savings on an annualized basis, which we will start realizing in the second half of 2018.
Industrial Manufacturing Footprint Program: 2016 - 2018
In 2016, we began a program to consolidate our manufacturing footprint. This program is expected to be completed by the end of 2018. We recognized $3.9 million and $11.4 million of severance and other restructuring costs for this program during the three and six months ended July 1, 2018, respectively. We recognized $8.2 million and $13.9 million of severance and other restructuring costs for this program during the three and six months ended July 2, 2017, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. To date, we have incurred a total of $59.8 million in severance and other restructuring costs, including manufacturing inefficiencies for this program. We expect the program to generate approximately $13 million of savings on an annualized basis, which we began to realize in the third quarter of 2017.
The following table summarizes the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended July 1, 2018	(In thousands)
Enterprise Solutions	$10,872	$12,015	$22,887
Industrial Solutions	190	1,851	2,041
Total	$11,062	$13,866	$24,928

Three Months Ended July 2, 2017
Enterprise Solutions	$1,275	$7,836	$9,111
Industrial Solutions	153	296	449
Total	$1,428	$8,132	$9,560

Six Months Ended July 1, 2018
Enterprise Solutions	$11,380	$26,041	$37,421
Industrial Solutions	242	7,659	7,901
Total	$11,622	$33,700	$45,322

Six Months Ended July 2, 2017
Enterprise Solutions	$2,176	$12,216	$14,392
Industrial Solutions	153	1,615	1,768
Total	$2,329	$13,831	$16,160
Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended July 1, 2018, $7.2 million, $14.5 million, and $3.2 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended July 2, 2017, $8.2 million and $1.4 million were included in cost of sales and selling, general and administrative expenses, respectively.
Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended July 1, 2018, $16.6 million, $23.9 million, and $4.8 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the six months ended July 2, 2017, $14.1 million and $2.1 million were included in cost of sales and selling, general and administrative expenses, respectively.
The other restructuring and integration costs primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.

Accrued Severance
The table below summarizes the significant severance activity that occurred during the year for the Grass Valley and SAM Integration Program described above. The balances are included in accrued liabilities.

Grass Valley and SAM Integration Program

(In thousands)
Balance at December 31, 2017	$—
New charges	456
Cash payments	(50)
Balance at April 1, 2018	$406
New charges	10,714
Cash payments	(7,556)
Foreign currency translation	(4)
Balance at July 1, 2018	$3,560
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	July 1, 2018	December 31, 2017

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	405,720	—
3.375% Senior subordinated notes due 2027	521,640	540,810
4.125% Senior subordinated notes due 2026	231,840	240,360
2.875% Senior subordinated notes due 2025	347,760	360,540
5.25% Senior subordinated notes due 2024	—	200,000
5.50% Senior subordinated notes due 2023	—	242,522
Total senior subordinated notes	1,506,960	1,584,232
Less unamortized debt issuance costs	(24,032)	(23,484)
Long-term debt	$1,482,928	$1,560,748
Revolving Credit Agreement due 2022

Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility (The Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. As of July 1, 2018, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $348.0 million.
Senior Subordinated Notes
In March 2018, we completed an offering for €350.0 million ($431.3 million at issuance) aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of July 1, 2018 is $405.7 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, beginning on September 15, 2018. We paid approximately $7.5 million of fees associated with the issuance of the 2028 Notes, which will be amortized over the life of the 2028 Notes using the effective interest method. We used the net proceeds from this offering and cash on hand to repurchase the 2023 and 2024 Notes - see further discussion below.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of July 1, 2018 is $521.6 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of July 1, 2018 is $231.8 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027,and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of July 1, 2018 is $347.8 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We had outstanding $200.0 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). In March 2018, we repurchased $188.7 million of the $200.0 million 2024 Notes outstanding for cash consideration of $199.8 million, including a prepayment penalty and recognized a $13.8 million loss on debt extinguishment including the write-off of unamortized debt issuance costs. In April 2018, we repurchased the remaining 2024 Notes outstanding for cash consideration of $11.9 million, including a prepayment penalty, and recognized a $0.8 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.
We had outstanding €200.0 million aggregate principal amount of 5.5% senior subordinated notes due 2023 (the 2023 Notes). In March 2018, we repurchased €143.1 million of the €200.0 million 2023 Notes outstanding for cash consideration of €147.8 million ($182.1 million), including a prepayment penalty and recognized a $6.2 million loss on debt extinguishment including the write-off of unamortized debt issuance costs. In April 2018, we repurchased the remaining 2023 Notes outstanding for cash consideration of €58.5 million ($71.6 million), including a prepayment penalty, and recognized a $2.2 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of July 1, 2018 was approximately $1,485.7 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,507.0 million as of July 1, 2018.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of July 1, 2018, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in exchange rates. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment associated with these notes at July 1, 2018 was $66.5 million. As of July 2, 2017, only our 2026 Notes were designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations, and the cumulative translation adjustment associated with the 2026 Notes at July 2, 2017 was $5.1 million.

Note 12:  Income Taxes

For the three and six months ended July 1, 2018, we recognized income tax expense of $9.3 million and $13.8 million, respectively, representing an effective tax rate of 24.5% and 30.5%, respectively. The effective tax rate was impacted by the following significant factors:

•	We recognized an income tax benefit of $1.2 million in the three and six months ended July 1, 2018 due to a decrease in reserves for uncertain tax positions of prior years.

•
We recognized income tax expense of $1.8 million in the six months ended July 1, 2018 as a result of a change in our valuation allowance on foreign tax credits associated with our euro debt refinancing.

•
We also recognized income tax expense of $0.5 million in the six months ended July 1, 2018 as a result of changes in our valuation allowance for the “Tax Cuts and Jobs Act” (the Act). The amount of this adjustment remains provisional under Staff Accounting Bulletin No. 118 (SAB 118) as of the date of this report.

On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During 2018, we obtained additional information affecting the provisional amount initially recorded for the valuation allowance on certain foreign tax credits in 2017. As a result, we recorded an adjustment to the valuation allowance on certain foreign tax credits. Additional work is still necessary for a more detailed analysis of all provisional amounts associated with the Act including the remeasurement of certain deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the valuation allowance on certain foreign tax credits. We continue to evaluate the need for a provisional amount regarding the non-deductibility of certain covered employee compensation associated with the amendments to IRC section 162(m). As of the date of this report, we reasonably believe no such provision should be recorded. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete. All adjustments related to the Act remain provisional as of the date of this report.
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

•	We also recognized an income tax benefit of $4.5 million and $5.3 million in the three and six months ended July 2, 2017, respectively, related to non-taxable currency translation gains.
Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

	(In thousands)
Service cost	$942	$1,251	$13	$13
Interest cost	1,905	1,874	260	329
Expected return on plan assets	(2,508)	(2,567)	—	—
Amortization of prior service credit	(12)	(9)	—	—
Actuarial losses	612	645	—	23
Net periodic benefit cost	$939	$1,194	$273	$365

Six Months Ended
Service cost	$2,075	$2,343	$26	$27
Interest cost	3,781	3,569	524	656
Expected return on plan assets	(5,028)	(4,928)	—	—
Amortization of prior service credit	(22)	(20)	—	—
Actuarial losses	1,277	1,233	—	45
Net periodic benefit cost	$2,083	$2,197	$550	$728
Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

	(In thousands)
Net income	$28,792	$35,891	$31,362	$61,472
Foreign currency translation gain (loss), net of $0.6 million, $0.5 million, $1.1 million, and $0.4 million tax, respectively	60,642	(17,107)	28,847	(26,943)
Adjustments to pension and postretirement liability, net of $0.2 million, $0.3 million, $0.5 million, and $0.5 million tax, respectively	369	406	772	774
Total comprehensive income	89,803	19,190	60,981	35,303
Less: Comprehensive loss attributable to noncontrolling interest	(94)	(77)	(126)	(240)
Comprehensive income attributable to Belden	$89,897	$19,267	$61,107	$35,543

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2017	$(69,691)	$(28,335)	$(98,026)
Other comprehensive income attributable to Belden before reclassifications	28,848	—	28,848
Amounts reclassified from accumulated other comprehensive income	—	772	772
Net current period other comprehensive gain attributable to Belden	28,848	772	29,620
Balance at July 1, 2018	$(40,843)	$(27,563)	$(68,406)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended July 1, 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,277	(1)
Prior service credit	(22)	(1)
Total before tax	1,255
Tax benefit	(483)
Total net of tax	$772
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 13).
Note 15:  Preferred Stock
In 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness. During the three and six months ended July 1, 2018, dividends on the Preferred Stock were $8.7 million and $17.5 million, respectively. During the three and six months ended July 2, 2017, dividends on the Preferred Stock were $8.7 million and $17.5 million, respectively.
Note 16: Share Repurchases
On May 25, 2017, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended July 1, 2018, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $24.7 million and an average price per share of $63.75. During the six months ended July 1, 2018, we repurchased 1.4 million shares of our common stock under the share repurchase program for an aggregate cost of $100.0 million and an average price per share of $69.53.
Note 17: Subsequent Events

On July 5, 2011, our wholly-owned subsidiary, PPC Broadband, Inc. (PPC), filed an action for patent infringement against Corning Optical Communications RF LLC (Corning). The complaint alleged that Corning infringed two of PPC’s patents.  In July 2015, a jury found that Corning willfully infringed both patents. In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit. In March 2018, a panel of three judges of the United States Court of Appeals for the Federal Circuit issued a Rule 36 Affirmance, without written opinion, of the District Court's final judgment that Corning, among other things, willfully infringed the PPC universal compression patents at issue in the case, and that PPC should be awarded about $61.8 million, plus accrued interest. In April 2018, Corning filed a petition for re-hearing, which was denied in May 2018. On July 16, 2018, the District Court ruled that Corning shall pay the judgments. We received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We did not record any amounts in our consolidated financial statements related to this matter in the second quarter but will record the cash received as a gain in our third quarter financial statements.

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
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the Euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. For both the three and six months ended July 1, 2018, approximately 49% of our consolidated revenues were to customers outside of the U.S.
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
Acquisitions

We completed the acquisition of Net-Tech Technology, Inc. (NT2) and Snell Advanced Media (SAM) on April 25, 2018 and February 8, 2018, respectively. The results of both NT2 and SAM have been included in our Consolidated Financial Statements from the acquisition date and are reported in the Enterprise Solutions segment. See Note 3.
Long-term Debt

In March 2018, we issued €350.0 million ($431.3 million at issuance) aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%. During March and April 2018, we used the net proceeds of this offering to repurchase our outstanding $200.0 million 5.25% senior subordinated notes due 2024 and our outstanding €200.0 million 5.5% senior subordinated notes due 2023. We paid approximately $7.5 million of fees related to issuing the 2028 notes, and recognized a $3.0 million and $23.0 million loss on debt extinguishment during the three and six months ended July 1, 2018, respectively, for premiums paid to the bond holders to retire the 2024 and 2023 notes and for the unamortized debt issuance costs that we wrote-off. See Note 10.

Grass Valley and SAM Integration Program

During the first quarter of 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $20.3 million and $29.5 million of severance and other restructuring costs for this program during the three and six months ended July 1, 2018, respectively. The costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $22 million of additional severance and restructuring costs for this program, most of which will be incurred by the end of 2018. We also expect the program to generate approximately $44 million of savings on an annualized basis, which we will start realizing in the second half of 2018.

Industrial Manufacturing Footprint Program

In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation will be completed this year. We recognized $3.9 million and $11.4 million of severance and other restructuring costs for this program during the three and six months ended July 1, 2018, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. We expect the program to generate approximately $13 million of savings on an annualized basis, which we began to realize in the third quarter of 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies
During the six months ended July 1, 2018:

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

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended			Six Months Ended
	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change

	(In thousands, except percentages)
Revenues	$668,639	$610,633	9.5%	$1,274,204	$1,162,014	9.7%
Gross profit	257,596	243,104	6.0%	488,190	465,478	4.9%
Selling, general and administrative expenses	(138,842)	(118,071)	17.6%	(263,714)	(230,657)	14.3%
Research and development	(37,209)	(35,144)	5.9%	(74,310)	(69,666)	6.7%
Amortization of intangibles	(25,039)	(27,113)	(7.6)%	(49,457)	(50,782)	(2.6)%
Operating income	56,506	62,776	(10.0)%	100,709	114,373	(11.9)%
Interest expense, net	(15,088)	(23,533)	(35.9)%	(32,066)	(47,039)	(31.8)%
Non-operating pension costs	(257)	(295)	(12.9)%	(532)	(555)	(4.1)%
Loss on debt extinguishment	(3,030)	(847)	257.7%	(22,990)	(847)	2,614.3%
Income before taxes	38,131	38,101	0.1%	45,121	65,932	(31.6)%
Revenues increased in the three and six months ended July 1, 2018 from the comparable periods of 2017 due to the following factors:

•Acquisitions contributed $37.2 million and $65.8 million in the three and six months ended July 1, 2018, respectively.
•Favorable currency translation contributed $9.7 million and $27.7 million in the three and six months ended July 1, 2018, respectively.
•Higher copper prices contributed $9.7 million and $17.2 million in the three and six months ended July 1, 2018, respectively.
•Higher sales volume resulted in a $8.3 million and $14.5 million in the three and six months ended July 1, 2018, respectively.
•The divestiture of our MCS business resulted in a $7.0 million and $13.0 million decrease in revenues in the three and six months ended July 1, 2018, respectively.

Gross profit increased in the three and six months ended July 1, 2018 from the comparable periods of 2017 due to the increases in revenues discussed above. In the three months ended July 1, 2018, decreases in severance, restructuring, and acquisition integration costs; purchase accounting effects of acquisitions; and accelerated depreciation of $1.0 million, $0.4 million, and $0.3 million, respectively, further contributed to the increase in gross profit, partially offset by a $0.5 million increase in the amortization of software development intangible assets as compared to the year ago period. For the six months ended July 1, 2018, decreases in accelerated depreciation of $0.5 million further contributed to the increase in gross profit, partially offset by increases in severance, restructuring, and acquisition integration costs; amortization of software development intangible assets; and purchase accounting effects of acquisitions of $2.6 million, $0.7 million and $0.1 million, respectively, as compared to the year ago period.
Selling, general and administrative expenses increased $20.8 million and $33.1 million, respectively, in the three and six months ended July 1, 2018 from the comparable periods of 2017. Acquisitions contributed $13.0 million and $23.3 million, respectively, to the increases in selling, general and administrative expenses year-over-year. Increases in severance, restructuring, and acquisition integration costs, contributed $13.1 million and $21.8 million, respectively, to the increases in selling, general and administrative expenses year-over-year. Currency translation contributed approximately $2.2 million and $5.9 million, respectively, to the increase in selling, general and administrative expenses year-over-year. These increases were partially offset by $6.5 million and $15.8 million, respectively, from improved productivity, and $1.0 million and $2.1 million, respectively, from the MCS divestiture in the fourth quarter of 2017.

Research and development expenses increased $2.1 million and $4.6 million, respectively, in the three and six months ended July 1, 2018 from the comparable periods of 2017. Acquisitions contributed $4.4 million and $8.8 million, respectively; increases in severance, restructuring, and acquisition integration costs contributed $3.2 million and $4.8 million, respectively; and currency translation contributed $0.7 million and $1.8 million, respectively, to the increase in research and development expenses. These increases were partially offset by $5.7 million and $9.6 million, respectively, from improved productivity and $0.5 million and $1.2 million, respectively, from the MCS divestiture in the fourth quarter of 2017.

Amortization of intangibles decreased $2.1 million and $1.3 million, respectively, in the three and six months ended July 1, 2018 from the comparable periods of 2017. The decrease is due to certain intangible assets becoming fully amortized, partially offset by the acquisitions of SAM, Thinklogical, and NT2, which contributed a total $3.0 million and $8.4 million, respectively, in the three and six months ended July 1, 2018 as compared to the year ago period.
Operating income decreased $6.3 million and $13.7 million, respectively, in the three and six months ended July 1, 2018 from the comparable periods of 2017 primarily due to the increases in selling, general and administrative expenses and research and development, partially offset by the increase in gross profit and decrease in amortization expense discussed above.
Net interest expense decreased $8.4 million, or 35.9%, and $15.0 million, or 31.8%, in the three and six months ended July 1, 2018, respectively, from the comparable period of 2017 as a result of our debt transactions during 2017 and 2018. In July 2017, we issued €450.0 million aggregate principal amount of new senior subordinated notes due 2027 at an interest rate of 3.375%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding $700.0 million 5.5% senior subordinated notes due 2022. In September 2017, we issued €300.0 million aggregate principal amount of new senior subordinated notes due 2025 at an interest rate of 2.875%, and used the net proceeds of this offering to repurchase €300.0 million of our outstanding €500.0 million 5.5% senior subordinated notes due 2023. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding €200.0 million 5.5% senior subordinated notes due 2023 and all of our outstanding $200.0 million 5.25% senior subordinated notes due 2024. See Note 10.
The loss on debt extinguishment recognized in 2018 represents the premium paid to the bond holders to retire the 2023 and 2024 notes and the unamortized debt issuance costs that were written-off. The loss on debt extinguishment recognized in 2017 represents unamortized debt issuance costs related to creditors no longer participating in the Amended and Restated Agreement (the Revolver). See Note 10.
Income before taxes remained flat for in three months ended July 1, 2018 from the comparable period of 2017, but decreased $20.8 million in the six months ended July 1, 2018 from the comparable period of 2017 primarily due to the loss on debt extinguishment and decrease in operating income, partially offset by lower interest expense discussed above.
Income Taxes

	Three Months Ended			Six Months Ended
	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change

	(In thousands, except percentages)
Income before taxes	$38,131	$38,101	0.1%	$45,121	$65,932	(31.6)%
Income tax expense	9,339	2,210	322.6%	13,759	4,460	208.5%
Effective tax rate	24.5%	5.8%		30.5%	6.8%

For the three and six months ended July 1, 2018, we recognized income tax expense of $9.3 million and $13.8 million, respectively, representing an effective tax rate of 24.5% and 30.5%, respectively. The effective tax rate was impacted by the following significant factors:

•	We recognized an income tax benefit of $1.2 million in the three and six months ended July 1, 2018 due to a decrease in reserves for uncertain tax positions of prior years.

•
We recognized income tax expense of $1.8 million in the six months ended July 1, 2018 as a result of a change in our valuation allowance on foreign tax credits associated with our euro debt refinancing.

•
We also recognized income tax expense of $0.5 million in the six months ended July 1, 2018 as a result of changes in our valuation allowance for the “Tax Cuts and Jobs Act” (the Act). The amount of this adjustment remains provisional under Staff Accounting Bulletin No. 118 (SAB 118) as of the date of this report.

On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During 2018, we obtained additional information affecting the provisional amount initially recorded for the valuation allowance on certain foreign tax credits in 2017. As a result, we recorded an adjustment to the valuation allowance on certain foreign tax credits. Additional work is still necessary for a more detailed analysis of all provisional amounts associated with the Act including the remeasurement of certain deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the valuation allowance on certain foreign tax credits. We continue to evaluate the need for a provisional amount regarding the non-deductibility of certain covered employee compensation associated with the amendments to IRC section 162(m). As of the date of this report, we reasonably believe no such provision should be recorded. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete. All adjustments related to the Act remain provisional as of the date of this report.

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
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended			Six Months Ended
	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change

	(In thousands, except percentages)
Adjusted Revenues	$671,441	$610,633	10.0%	$1,278,864	$1,162,014	10.1%
Adjusted EBITDA	122,568	111,849	9.6%	225,863	204,838	10.3%
as a percent of adjusted revenues	18.3%	18.3%		17.7%	17.6%
Adjusted Revenues increased in the three and six months ended July 1, 2018 from the comparable periods of 2017 due to the following factors:

•Acquisitions contributed $40.0 million and $70.5 million in the three and six months ended July 1, 2018, respectively.
•Favorable currency translation contributed $9.7 million and $27.7 million in the three and six months ended July 1, 2018, respectively.

•Higher copper prices contributed $9.7 million and $17.2 million in the three and six months ended July 1, 2018, respectively.
•Higher sales volume contributed $8.3 million and $14.5 million in the three and six months ended July 1, 2018, respectively.
•The divestiture of our MCS business resulted in $7.0 million and $13.0 million decrease in revenues in the three and six months ended July 1, 2018, respectively.

Adjusted EBITDA increased in the three and six months ended July 1, 2018 from the comparable periods of 2017 primarily due to the increases in revenues discussed above.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

	(In thousands, except percentages)
GAAP revenues	$668,639	$610,633	$1,274,204	$1,162,014
Deferred revenue adjustments (1)	2,802	—	4,660	—
Adjusted revenues	$671,441	$610,633	$1,278,864	$1,162,014

GAAP net income attributable to Belden	$28,869	$35,977	$31,487	$61,664
Loss on debt extinguishment	3,030	847	22,990	847
Amortization of intangible assets	25,039	27,113	49,457	50,782
Interest expense, net	15,088	23,533	32,066	47,039
Severance, restructuring, and acquisition integration costs (2)	24,928	9,560	45,322	16,160
Depreciation expense	12,026	11,528	23,891	22,911
Income tax expense	9,339	2,210	13,759	4,460
Deferred revenue adjustments (1)	2,802	—	4,660	—
Purchase accounting effects related to acquisitions (3)	1,036	1,167	1,538	1,167
Amortization of software development intangible assets	488	—	724	—
Loss on sale of assets	—	—	94	—
Noncontrolling interest	(77)	(86)	(125)	(192)
Adjusted EBITDA	$122,568	$111,849	$225,863	$204,838

GAAP net income margin	4.3%	5.9%	2.5%	5.3%
Adjusted EBITDA margin	18.3%	18.3%	17.7%	17.6%
(1) For the three and six months ended July 1, 2018, our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2)  See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3)  For the three and six months ended July 1, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM and NT2 acquisitions.
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended			Six Months Ended
	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change

	(In thousands, except percentages)
Segment Revenues	$399,695	$348,804	14.6%	$750,685	$663,082	13.2%
Segment EBITDA	70,281	56,441	24.5%	127,733	105,964	20.5%
as a percent of segment revenues	17.6%	16.2%		17.0%	16.0%

Enterprise Solutions revenues increased in both the three and six months ended July 1, 2018 from the comparable periods of 2017. For the three months ended July 1, 2018, acquisitions, higher copper prices, favorable currency translation, and volume growth contributed $40.0 million, $5.1 million, $4.1 million, and $1.7 million, respectively, to the increase in revenues. For the six months ended July 1, 2018, acquisitions, favorable currency translation, and higher copper prices contributed $70.5 million, $12.1 million, and $8.6 million, respectively, to the increase in revenues, partially offset by declines in volume of $3.6 million.
Enterprise Solutions EBITDA increased $13.9 million and $21.7 million, respectively, in the three and six months ended July 1, 2018 from the comparable periods of 2017 as a result of the revenue growth discussed above, successful restructuring actions, and sustainable productivity initiatives. Accordingly, EBITDA margins expanded 140 and 100 basis points, respectively, over the year ago period.
Industrial Solutions

	Three Months Ended			Six Months Ended
	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change

	(In thousands, except percentages)
Segment Revenues	$271,746	$261,829	3.8%	$528,179	$498,932	5.9%
Segment EBITDA	53,225	54,081	(1.6)%	99,651	97,928	1.8%
as a percent of segment revenues	19.6%	20.7%		18.9%	19.6%

Industrial Solutions revenues increased in both the three and six months ended July 1, 2018 from the comparable periods of 2017. For the three months ended July 1, 2018, volume growth, favorable currency translation, and higher copper prices contributed $6.6 million, $5.7 million, and $4.6 million, respectively, to the increase in revenues, partially offset by $7.0 million from the MCS divestiture in the fourth quarter of 2017. For the six months ended July 1, 2018, volume growth, favorable currency translation, and higher copper prices contributed $18.1 million, $15.6 million, and $8.6 million, respectively, to the increase in revenues, partially offset by $13.0 million from the MCS divestiture in the fourth quarter of 2017.
Industrial Solutions EBITDA decreased $0.8 million and increased $1.8 million in the three and six months ended July 1, 2018 from the comparable periods of 2017, respectively. The revenue growth discussed above was partially offset by unfavorable product mix experienced during the three and six months ended July 1, 2018.

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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	July 1, 2018	July 2, 2017

	(In thousands)
Net cash provided by (used for):
Operating activities	$(29,362)	$34,781
Investing activities	(82,385)	(189,142)
Financing activities	(184,980)	(33,679)
Effects of currency exchange rate changes on cash and cash equivalents	(2,932)	10,284
Decrease in cash and cash equivalents	(299,659)	(177,756)
Cash and cash equivalents, beginning of period	561,108	848,116
Cash and cash equivalents, end of period	$261,449	$670,360

Net cash used for operating activities for the six months ended July 1, 2018 totaled $29.4 million, compared to $34.8 million of net cash provided by operating activities for the comparable period of 2017. The decrease in operating cash flow as compared to prior year is primarily due to an unfavorable change in accounts payable. Accounts payable was a use of cash of $84.7 million in the first six months of 2018 compared to a source of cash of $14.7 million in the prior year period. The accounts payable use of cash in the first six months of 2018 is primarily attributable to higher inventory levels, due in part to the build in safety stock inventory in the fourth quarter of 2017 in support of the closure of an operating facility. This is evidenced through the decline in inventory turns from 5.8 turns in the second quarter of 2017 to 5.2 turns in second quarter of 2018, while days payable outstanding remained constant at 87 days.

Net cash used for investing activities totaled $82.4 million for the six months ended July 1, 2018, compared to $189.1 million for the comparable period of 2017. Investing activities for the six months ended July 1, 2018 included payments, net of cash acquired, for the acquisitions of SAM and NT2 of $83.7 million, capital expenditures of $39.5 million, net proceeds from the sale of an operating facility of $1.5 million, and a payment related to our 2015 acquisition of Tripwire that had previously been deferred of $1.0 million; net of cash received for the sale of the MCS business and Hirschmann JV which closed on December 31, 2017 of $40.2 million. Investing activities for the six months ended July 2, 2017 included payments, net of cash acquired, for the acquisition of Thinklogical of $165.8 million, capital expenditures of $22.2 million, and a $1.0 million payment related to our 2015 acquisition of Tripwire that had previously been deferred.
Net cash used for financing activities for the six months ended July 1, 2018 totaled $185.0 million, compared to $33.7 million for the comparable period of 2017. Financing activities for the six months ended July 1, 2018 included payments under borrowing arrangements of $484.8 million, payments under our share repurchase program of $100.0 million, cash dividend payments of $22.0 million, debt issuance costs of $7.5 million, net payments related to share based compensation activities of $1.6 million, $0.4 million for the redemption of our stockholders' rights agreement, and $431.3 million of cash proceeds from the issuance of the €350.0 million 3.875% Notes due 2028. Financing activities for the six months ended July 2, 2017 included cash dividend payments of $21.7 million, payments under borrowing arrangements of $5.2 million, net payments related to share based compensation activities of $4.7 million, and debt issuance costs of $2.0 million.
Our cash and cash equivalents balance was $261.4 million as of July 1, 2018. Of this amount, $155.2 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of July 1, 2018 consisted of $1,507.0 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements. As of July 1, 2018, we had $348.0 million in available borrowing capacity under our Revolver.
Forward-Looking Statements
Statements in this report other than historical facts are “forward-looking statements” made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding future financial performance (including revenues, expenses, earnings, margins, cash flows, dividends, capital expenditures and financial condition), plans and objectives, and related assumptions. These forward-looking statements reflect management’s current beliefs and expectations and are not guarantees of future performance. Actual results may differ materially from those suggested by any forward-looking statements based on a number of factors. These factors include, among others, those set forth in Part II, Item 1A and in other documents that we file with the SEC.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of July 1, 2018.

	Principal Amount by Expected Maturity			Fair
	2018	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$405,720	$405,720	$395,942
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$521,640	$521,640	$506,434
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$231,840	$231,840	$243,309
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$347,760	$347,760	$340,019
Average interest rate		2.875%
Total			$1,506,960	$1,485,704
Item 7A of our 2017 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2017.
Item 4:        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three and six month period ended July 1, 2018.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our 2017 Form 10-K as filed on February 13, 2018, our disclosure controls and procedures were not effective as of July 1, 2018.

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

We believe that we have designed the appropriate controls to remediate the material weakness and began executing the controls during the six months ended July 1, 2018. These controls include additional procedures related to the review and approval of terms and conditions of revenue contracts. However, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions, including the efforts to test the control activities, are fully completed, the material weakness identified will continue to exist. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.

Changes in Internal Control Over Financial Reporting
As described above, we have designed and implemented additional controls in connection with our remediation plan. Other than these additional controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), for the three and six month period ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1:        Legal Proceedings

PPC Broadband, Inc. v. Corning Optical Communications RF, LLC - On July 5, 2011, the Company’s wholly-owned subsidiary, PPC Broadband, Inc. (“PPC”), filed an action for patent infringement in the U.S. District Court for the Northern District of New York against Corning Optical Communications RF LLC (“Corning”). The Complaint alleged that Corning infringed two of PPC’s patents - U.S. Patent Nos. 6,558,194 and 6,848,940 - each entitled “Connector and Method of Operation.” In July 2015, a jury found that Corning willfully infringed both patents. In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit. In March 2018, a panel of three judges of the United States Court of Appeals for the Federal Circuit issued a Rule 36 Affirmance, without written opinion, of the District Court's final judgment that Corning, among other things, willfully infringed the PPC universal compression patents at issue in the case, and that PPC should be awarded about $61.8 million, plus accrued interest. In April 2018, Corning filed a petition for re-hearing, which was denied in May 2018. On July 16, 2018, the District Court ruled that Corning shall pay the judgments. We received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We did not record any amounts in our consolidated financial statements related to this matter in the second quarter but will record the cash received as a gain in our third quarter financial statements.

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
Item 1A:     Risk Factors

Following is a discussion of some of the more significant risks that could materially impact our business, including certain updates since previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 13, 2018. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

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

The relative costs and merits of our solutions could change in the future as various competing technologies address the market opportunities. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate technological changes, which will require continued investment in engineering, research and development, capital equipment, marketing, customer service, and technical support. We have long been successful in introducing successive generations of more capable products, but if we were to fail to keep pace with technology or with the products of competitors, we might lose market share and harm our reputation and position as a technology leader in our markets. See further discussion in Part I, Item 1 to our 2017 Form 10-K, under Research and Development.

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

Approximately 49% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Japanese yen, the Mexican peso, the Australian dollar, the British pound, and the Brazilian real. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported revenues and earnings.

Changes in tax laws may adversely affect our financial position.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law. The Act significantly reforms the Internal Revenue Code of 1986, as amended. The Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the immediate expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system and imposes several other changes to tax law on U.S. corporations. As all adjustments related to the Act remain provisional as of the date of this report, the total impact on our financial position is uncertain and could be materially adverse.

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

Of our $261.4 million cash and cash equivalents balance as of July 1, 2018, $155.2 million was held outside of the U.S. in our foreign operations. The Tax Cuts and Jobs Act of 2017 included a one-time transition tax of unremitted foreign earnings, and accordingly, we recorded preliminary tax expense related to the transition tax on the one-time mandatory deemed repatriation of all our foreign earnings as of December 31, 2017. See Note 12 Income Taxes in the accompanying notes to our consolidated financial statements.

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

Changes in global tariffs and trade agreements may have a negative impact on global economic conditions, markets and our business.

Like most multinational companies, we have supply chains and sales channels that extend beyond national borders. Purchasing and production decisions in some cases are largely influenced by the trade agreements and the tax and tariff structures in place. Disruption in those structures can create significant market uncertainty. While the impact of the announced U.S. and Chinese tariff actions is not expected to be material to us, an escalation of tariff activity anywhere in the world or changes to existing free trade agreements could materially impact our financial results. In addition to potential direct impacts, longer term macroeconomic consequences could result, including slower growth, inflation, higher interest rates and unfavorable impacts to currency exchange rates. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

Specifically with respect to data privacy, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and includes significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended July 1, 2018 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 2, 2018 through May 6, 2018	388	$63.75	388	$75,000
May 7, 2018 through June 3, 2018	—	—	—	75,000
June 4, 2018 through July 1, 2018	—	—	—	75,000
Total	388	$63.75	388	$75,000

(1) In May 2017, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of the program to July 1, 2018, we have repurchased 1.8 million shares of our common stock under the program for an aggregate cost of $125.0 million and an average price of $71.36. During the three months ended July 1, 2018, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $24.7 million and an average price per share of $63.75. During the six months ended July 1, 2018, we repurchased 1.4 million shares of our common stock under the share repurchase program for an aggregate cost of $100.0 million and an average price per share of $69.53.

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

BELDEN INC.

Date:	August 6, 2018	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	August 6, 2018	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 6, 2018	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer