Form 10-Q
period 2018-09-30
BELDEN INC.
filed 2018-11-05
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission File No. 001-12561
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
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑   Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
As of November 1, 2018, the Registrant had 40,305,408 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$329,027	$561,108
Receivables, net	474,870	473,570
Inventories, net	322,194	297,226
Other current assets	50,361	40,167
Total current assets	1,176,452	1,372,071
Property, plant and equipment, less accumulated depreciation	351,628	337,322
Goodwill	1,554,830	1,478,257
Intangible assets, less accumulated amortization	537,087	545,207
Deferred income taxes	63,853	42,549
Other long-lived assets	31,062	65,207
	$3,714,912	$3,840,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,923	$376,277
Accrued liabilities	314,667	302,651
Total current liabilities	619,590	678,928
Long-term debt	1,503,597	1,560,748
Postretirement benefits	124,013	102,085
Deferred income taxes	38,771	27,713
Other long-term liabilities	38,639	36,273
Stockholders’ equity:
Preferred stock	1	1
Common stock	503	503
Additional paid-in capital	1,135,699	1,123,832
Retained earnings	889,189	833,610
Accumulated other comprehensive loss	(85,667)	(98,026)
Treasury stock	(549,899)	(425,685)
Total Belden stockholders’ equity	1,389,826	1,434,235
Noncontrolling interest	476	631
Total stockholders’ equity	1,390,302	1,434,866
	$3,714,912	$3,840,613
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

	(In thousands, except per share data)
Revenues	$655,774	$621,745	$1,929,978	$1,783,759
Cost of sales	(394,917)	(381,896)	(1,180,931)	(1,078,432)
Gross profit	260,857	239,849	749,047	705,327
Selling, general and administrative expenses	(132,716)	(116,129)	(396,430)	(346,786)
Research and development	(33,471)	(35,442)	(107,781)	(105,108)
Amortization of intangibles	(25,533)	(27,162)	(74,990)	(77,944)
Gain from patent litigation	62,141	—	62,141	—
Operating income	131,278	61,116	231,987	175,489
Interest expense, net	(14,472)	(19,385)	(46,538)	(66,424)
Non-operating pension benefit (cost)	1,356	(325)	824	(880)
Loss on debt extinguishment	—	(51,594)	(22,990)	(52,441)
Income (loss) before taxes	118,162	(10,188)	163,283	55,744
Income tax benefit (expense)	(32,304)	11,133	(46,063)	6,673
Net income	85,858	945	117,220	62,417
Less: Net loss attributable to noncontrolling interest	(23)	(82)	(148)	(274)
Net income attributable to Belden	85,881	1,027	117,368	62,691
Less: Preferred stock dividends	8,732	8,732	26,198	26,198
Net income (loss) attributable to Belden common stockholders	$77,149	$(7,705)	$91,170	$36,493

Weighted average number of common shares and equivalents:
Basic	40,510	42,256	40,960	42,251
Diluted	47,678	42,256	41,268	42,663

Basic income (loss) per share attributable to Belden common stockholders	$1.90	$(0.18)	$2.23	$0.86

Diluted income (loss) per share attributable to Belden common stockholders	$1.80	$(0.18)	$2.21	$0.86

Comprehensive income (loss) attributable to Belden	$68,620	$(18,127)	$129,727	$17,416

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017

	(In thousands)
Cash flows from operating activities:
Net income	$117,220	$62,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,896	112,538
Share-based compensation	14,657	13,431
Loss on debt extinguishment	22,990	52,441
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(25,338)	(32,950)
Inventories	(16,642)	(50,232)
Accounts payable	(81,296)	30,290
Accrued liabilities	(29,474)	(54,828)
Income taxes	4,463	(32,071)
Other assets	(13,267)	(9,046)
Other liabilities	(4,350)	11,625
Net cash provided by operating activities	100,859	103,615
Cash flows from investing activities:
Cash used to acquire businesses, net of cash acquired	(84,580)	(166,896)
Capital expenditures	(63,451)	(33,430)
Proceeds from disposal of tangible assets	1,556	15
Proceeds from disposal of business	40,171	—
Net cash used for investing activities	(106,304)	(200,311)
Cash flows from financing activities:
Payments under borrowing arrangements	(484,757)	(1,105,892)
Payments under share repurchase program	(125,000)	(11,508)
Cash dividends paid	(32,421)	(32,535)
Debt issuance costs paid	(7,609)	(16,586)
Withholding tax payments for share-based payment awards	(2,004)	(5,421)
Redemption of stockholders' rights agreement	(411)	—
Borrowings under credit arrangements	431,270	866,700
Net cash used for financing activities	(220,932)	(305,242)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,704)	15,185
Decrease in cash and cash equivalents	(232,081)	(386,753)
Cash and cash equivalents, beginning of period	561,108	848,116
Cash and cash equivalents, end of period	$329,027	$461,363

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	117,368	—	—	—	(148)	117,220
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	12,359	(7)	12,352
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(883)	—	20	118	—	—	(765)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(1,907)	—	48	668	—	—	(1,239)
Share repurchase program	—	—	—	—	—	—	(1,782)	(125,000)	—	—	(125,000)
Share-based compensation	—	—	—	—	14,657	—	—	—	—	—	14,657
Redemption of stockholders' rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends	—	—	—	—	—	(26,198)	—	—	—	—	(26,198)
Common stock dividends ($0.15 per share)	—	—	—	—	—	(6,139)	—	—	—	—	(6,139)
Balance at September 30, 2018	52	$1	50,335	$503	$1,135,699	$889,189	(10,030)	$(549,899)	$(85,667)	$476	$1,390,302

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was April 1, 2018, the 91st day of our fiscal year 2018. Our fiscal second and third quarters each have 91 days. The nine months ended September 30, 2018 and October 1, 2017 included 273 and 274 days, respectively.
Reportable Segments
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
Interim Periods of 2017
During the financial closing process for the fourth quarter of 2017, we determined that certain consolidated financial statement amounts were not recorded correctly in prior interim periods of 2017. We evaluated these errors and concluded that they were not material to any of our previously issued interim financial statements and did not require restatement of the quarters. The errors primarily related to recognizing revenue prior to satisfying all of the delivery criteria in one business within our Enterprise segment. All of the errors were corrected as of December 31, 2017. The impact of the errors in the three months ended October 1, 2017 was an overstatement of revenues and net income of $11.8 million and $2.6 million, respectively. The impact of the errors in the nine months ended October 1, 2017 was an overstatement of revenues and net income of $28.3 million and $6.9 million, respectively.

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
As of and during the three and nine months ended September 30, 2018 and October 1, 2017, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3). We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2018 and October 1, 2017.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of September 30, 2018, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
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

As of September 30, 2018, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.3 million, $3.2 million, and $2.3 million, respectively.
Gain from Patent Litigation
On July 5, 2011, our wholly-owned subsidiary, PPC Broadband, Inc. (PPC), filed an action for patent infringement against Corning Optical Communications RF LLC (Corning). The complaint alleged that Corning infringed two of PPC’s patents. In July 2015, a jury found that Corning willfully infringed both patents. In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit. In March 2018, a panel of three judges of the United States Court of Appeals for the Federal Circuit issued a Rule 36 Affirmance of the District Court's final judgment that Corning, among other things, willfully infringed the PPC universal compression patents at issue in the case, and that PPC should be awarded approximately $61.8 million, plus accrued interest. In April 2018, Corning filed a petition for re-hearing, which was denied in May 2018. On July 16, 2018, the District Court ruled that Corning shall pay the judgments. We received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We recorded the $62.1 million of cash received as a pre-tax gain from patent litigation during the three and nine months ended September 30, 2018. Prior to the third quarter of 2018, we had not recognized any amounts in our consolidated financial statements related to this matter. On September 27, 2018, Corning filed a petition for certiorari review by the U.S. Supreme Court of the District Court’s decision to exercise its discretion to award PPC $23.85 million in enhanced damages based on the totality of the evidence, including a number of factual findings regarding Corning’s willful infringement and egregious conduct. For at least the same reasons why the Federal Circuit affirmed the District Court’s decision to enhance damages, we believe that Corning’s certiorari petition will not be granted, thus exhausting Corning’s opportunities for further appellate relief.
Revenue Recognition
We recognize revenue consistent with the principles as outlined in the following five step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) each performance obligation is satisfied. See Note 2.
Subsequent Events
We evaluated subsequent events after the balance sheet date through the financial statement issuance date and did not identify any events that would require disclosure.
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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new guidance addresses how the following eight specific cash flow items are to be presented: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We adopted ASU 2016-15 on January 1, 2018. The adoption had no material impact on our statement of cash flows for the nine months ended September 30, 2018.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the standard eliminates the exception to the recognition of current and deferred income taxes for an intra-entity asset transfer other than for inventory until the asset has been sold to an outside party. We adopted ASU 2016-16 on January 1, 2018. The adoption resulted in a $3.0 million and $46.9 million decrease to other current assets and other long-lived assets, respectively, as well as an $18.2 million increase in deferred income tax assets and a $31.7 million decrease to retained earnings on January 1, 2018. The adoption had no material impact on our results of operations.

In March 2017, the FASB issued ASU 2017-07, which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from the service rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component is eligible for capitalization, when applicable. The standard requires the amendments to be applied retrospectively for the presentation of the service cost component and the other cost components of net periodic pension cost and net periodic OPEB cost in the Statement of Operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension and OPEB costs. We adopted ASU 2017-07 on January 1, 2018, and elected to use the practical expedient related to the retrospective presentation requirements. Adoption resulted in a $0.3 million and $0.9 million increase to operating income for the three and nine months ended October 1, 2017, respectively, but no changes to net income.
Pending Adoption of Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), a leasing standard for both lessees and lessors that supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840,

"Leases." Under its core principle, a lessee will recognize a right-of-use asset and lease liability on the balance sheet for nearly all leased assets. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard will be effective for us beginning January 1, 2019, and early adoption is permitted. We will adopt ASU 2016-02 on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11 (“ASU 2018-11”), Leases: Targeted Improvements, which provides an additional (and optional) transition method for adopting the new lease standard. Under this transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative effect adjustment to opening retained earnings in the period of adoption. Currently, we plan on adopting the new lease standard using the newly permitted transition method. Furthermore, we plan to elect the following practical expedients and accounting policy elections upon adoption: (i) the package of practical expedients as defined in ASU 2016-02, (ii) the short-term lease accounting policy election, (iii) the practical expedient to not separate non-lease components from lease components, and (iv) the easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of the effective date of ASU 2016-02. Although we anticipate the adoption of ASU 2016-02 will have a material impact on our consolidated balance sheets, we do not expect the adoption to have a material impact on our consolidated statements of income.  We are completing our assessment of the potential impacts of ASU 2016-02 and also implementing changes to our systems and processes.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. Pending further review of the guidance related to the application of the GILTI provisions and their impact to Belden, we intend to further assess the materiality of the anticipated GILTI inclusion before making a policy election as allowed under current law as of the date of this report.

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.   The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period presented. This final rule is effective on November 5, 2018. We are in the process of evaluating the impact of the final rule on its consolidated financial statements.
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
We recorded a net increase to retained earnings of $2.6 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to sales commissions and software revenues within our Industrial Solutions segment. There was no significant impact to revenues for the three and nine months ended September 30, 2018 as a result of applying Topic 606.
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

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Three Months Ended September 30, 2018	(In thousands)
Enterprise Solutions	$271,928	$116,923	$388,851
Industrial Solutions	162,460	104,463	266,923
Total	$434,388	$221,386	$655,774

Three Months Ended October 1, 2017
Enterprise Solutions	$262,212	$98,630	$360,842
Industrial Solutions	160,520	100,383	260,903
Total	$422,732	$199,013	$621,745

Nine Months Ended September 30, 2018
Enterprise Solutions	$785,970	$348,906	$1,134,876
Industrial Solutions	498,062	297,040	795,102
Total	$1,284,032	$645,946	$1,929,978

Nine Months Ended October 1, 2017
Enterprise Solutions	$751,459	$272,465	$1,023,924
Industrial Solutions	466,155	293,680	759,835
Total	$1,217,614	$566,145	$1,783,759
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended September 30, 2018	(In thousands)
Enterprise Solutions	$254,320	$72,467	$62,064	$388,851
Industrial Solutions	156,334	71,280	39,309	266,923
Total	$410,654	$143,747	$101,373	$655,774

Three Months Ended October 1, 2017
Enterprise Solutions	$243,223	$61,270	$56,349	$360,842
Industrial Solutions	150,229	72,718	37,956	260,903
Total	$393,452	$133,988	$94,305	$621,745

Nine Months Ended September 30, 2018
Enterprise Solutions	$735,794	$228,394	$170,688	$1,134,876
Industrial Solutions	461,667	217,851	115,584	795,102
Total	$1,197,461	$446,245	$286,272	$1,929,978

Nine Months Ended October 1, 2017
Enterprise Solutions	$690,568	$168,947	$164,409	$1,023,924
Industrial Solutions	448,675	205,050	106,110	759,835
Total	$1,139,243	$373,997	$270,519	$1,783,759
The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Three Months Ended September 30, 2018	(In thousands)
Enterprise Solutions	$368,389	$20,462	$388,851
Industrial Solutions	243,578	23,345	266,923
Total	$611,967	$43,807	$655,774

Three Months Ended October 1, 2017
Enterprise Solutions	$342,216	$18,626	$360,842
Industrial Solutions	235,378	25,525	260,903
Total	$577,594	$44,151	$621,745

Nine Months Ended September 30, 2018
Enterprise Solutions	$1,080,549	$54,327	$1,134,876
Industrial Solutions	723,653	71,449	795,102
Total	$1,804,202	$125,776	$1,929,978

Nine Months Ended October 1, 2017
Enterprise Solutions	$968,855	$55,069	$1,023,924
Industrial Solutions	683,121	76,714	759,835
Total	$1,651,976	$131,783	$1,783,759
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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the three and nine months ended September 30, 2018. Accrued rebates and accrued returns as of September 30, 2018 totaled $30.1 million and $9.3 million, respectively. Estimated price adjustments recognized against our gross accounts receivable balance as of September 30, 2018 totaled $29.0 million.
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of January 1, 2018, total deferred revenue was $104.4 million, and $50.8 million and $149.4 million was recognized as revenue during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, total deferred revenue was $90.8 million, and of this amount, $78.5 million will be recognized within the next twelve months, and the remaining $12.3 million is long-term and will be recognized over a period greater than twelve months.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $2.3 million as of September 30, 2018. Total sales commissions costs were $5.9 million and $18.4 million during the three and nine months ended September 30, 2018, respectively. Sales commissions are recorded within selling, general and administrative expenses.
Note 3:  Acquisitions
Net-Tech Technology, Inc.

We acquired 100% of the shares of Net-Tech Technology, Inc. (NT2) on April 25, 2018 for a preliminary purchase price of $8.5 million that was funded with cash on hand. NT2 is an integrator of optical passive components and network optimization products used within broadband network applications where optical backhaul is used. NT2 is located in the United States. The results of NT2 have been included in our Consolidated Financial Statements from April 25, 2018, and are reported within the Enterprise Solutions segment. The NT2 acquisition was not material to our financial position or results of operations.
Snell Advanced Media
We acquired 100% of the outstanding ownership interest in Snell Advanced Media (SAM) on February 8, 2018 for a purchase price, net of cash acquired, of $104.5 million that was funded with cash on hand. The acquisition includes a potential earnout, which is based upon future combined earnings of SAM and Grass Valley through December 31, 2019. The maximum earnout consideration is $31.4 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the preliminary estimated fair value of the earnout included in the purchase price is $29.3 million. We assumed debt of $19.3 million and paid it off during the first quarter of 2018. SAM designs, manufactures, and sells innovative content production and distribution systems for the broadcast and media markets. SAM is located in the United Kingdom. The results of SAM have been included in our Consolidated Financial Statements from February 8, 2018, and are reported within the Enterprise Solutions segment. The following table summarizes the estimated, preliminary fair value of the assets acquired and the liabilities assumed as of February 8, 2018 (in thousands):

Receivables	$17,182
Inventory	15,312
Prepaid and other current assets	3,375
Property, plant, and equipment	7,789
Intangible assets	54,100
Goodwill	87,853
Deferred taxes	5,476
Other long-lived assets	2,156
Total assets acquired	$193,243

Accounts payable	$11,927
Accrued liabilities	21,614
Deferred revenue	3,924
Long-term debt	19,315
Postretirement benefits	31,343
Other long-term liabilities	591
Total liabilities assumed	$88,714

Net assets	$104,529

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

The preliminary fair value of acquired receivables is $17.2 million, which is equivalent to its gross contractual amount.

For purposes of the above allocation, we based our estimates of the preliminary fair values for the acquired inventory; property, plant, and equipment; intangible assets; and deferred revenue on preliminary valuation studies performed by a third party valuation firm. We have estimated a preliminary fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. To determine the value of the acquired property, plant, and equipment, we used various valuation methods, including both the market approach, which considers sales prices of similar assets in similar conditions (Level 2 valuation), and the cost approach, which considers the cost to replace the asset adjusted for depreciation (Level 3 valuation). We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the SAM acquisition may be gained from helping broadcast and media content creators, aggregators and distributors significantly improve their effectiveness and efficiency during a period of rapid change in technology, viewer and advertiser behavior and business models. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Preliminary Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$38,100	5.0
Customer relationships	12,300	12.0
Sales backlog	2,000	0.3
Trademarks	1,700	0.9
Total intangible assets subject to amortization	$54,100

Intangible assets not subject to amortization:
Goodwill	$87,853	n/a
Total intangible assets not subject to amortization	$87,853

Total intangible assets	$141,953
Weighted average amortization period		6.3 years

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

Our consolidated revenues for the three and nine months ended September 30, 2018 included an estimated $25.3 million and $77.2 million, respectively, from SAM. Due to the integration of SAM into our existing business, we are unable to reasonably estimate the amount of income before taxes from SAM included in our consolidated financial statements. Our consolidated income before taxes for the three months ended September 30, 2018 included $7.1 million of severance and other restructuring costs, $3.7 million of amortization of intangible assets, and $0.6 million of cost of sales related to the adjustment of acquired inventory to fair value from SAM. Our consolidated income before taxes for the nine months ended September 30, 2018 included $36.6 million of severance and other restructuring costs, $8.7 million of amortization of intangible assets, and $1.8 million of cost of sales related to the adjustment of acquired inventory to fair value from SAM.

The following table illustrates the unaudited pro forma effect on operating results as if the SAM acquisition had been completed as of January 1, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

	(In thousands, except per share data)
	(Unaudited)
Revenues	$659,003	$644,017	$1,944,628	$1,857,885
Net income (loss) attributable to Belden common stockholders	92,769	(24,050)	126,937	(19,056)
Diluted income (loss) per share attributable to Belden common stockholders	$2.13	$(0.57)	$3.08	$(0.45)
For purposes of the pro forma disclosures, the three months ended October 1, 2017 includes nonrecurring expenses related to the acquisition, including severance, restructuring, and acquisition integration costs; amortization of the sales backlog intangible asset; and cost of sales arising from the adjustment of inventory to fair value of $7.1 million, $0.2 million, and $0.2 million, respectively. For purposes of the pro forma disclosures, the nine months ended October 1, 2017 includes nonrecurring expenses related to the acquisition, including severance, restructuring, and acquisition integration costs; amortization of the sales backlog intangible asset; and cost of sales arising from the adjustment of inventory to fair value of $36.6 million, $2.0 million, and $1.7 million, respectively.

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

Our consolidated revenues and consolidated income before taxes for the three months ended September 30, 2018 included $15.2 million and $2.6 million, respectively, from Thinklogical. The income before taxes from Thinklogical included $3.2 million of amortization of intangible assets. Our consolidated revenues and consolidated income before taxes for the nine months ended September 30, 2018 included $32.6 million and $(0.5) million, respectively, from Thinklogical. Thinklogical's loss before taxes included $9.5 million of amortization of intangible assets and $0.5 million of severance and other restructuring costs.

The following table illustrates the unaudited pro forma effect on operating results as if the Thinklogical acquisition had been completed as of January 1, 2016.

	Three Months Ended	Nine Months Ended
	October 1, 2017	October 1, 2017

	(In thousands, except per share data)
	(Unaudited)
Revenues	$621,745	$1,792,614
Net income (loss) attributable to Belden common stockholders	(5,128)	37,097
Diluted income (loss) per share attributable to Belden common stockholders	$(0.12)	$0.87

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
Note 4:  Disposals
During the fourth quarter of 2016, we committed to a plan to sell our MCS business and Hirschmann JV. The MCS business operated in Germany and the United States and was part of the Industrial Solutions segment, and the Hirschmann JV was an equity method investment located in China. Effective December 31, 2017, we sold the MCS business and Hirschmann JV for a total purchase price of $40.2 million, which was collected in the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, we also sold a previously closed operating facility for net proceeds of $1.5 million and recognized a $0.6 million gain on the sale.
Note 5:  Reportable Segments

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

The key measures of segment profit or loss reviewed by our chief operating decision maker are Segment Revenues and Segment EBITDA. Segment Revenues represent non-affiliate revenues and include revenues that would have otherwise been recorded by acquired businesses as independent entities but were not recognized in our Consolidated Statements of Operations and Comprehensive Income due to the effects of purchase accounting and the associated write-down of acquired deferred revenue to fair value. Segment EBITDA excludes certain items, including depreciation expense; amortization of intangibles; asset impairment; severance, restructuring, and acquisition integration costs; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value; and other costs. We allocate corporate expenses to the segments for purposes of measuring Segment EBITDA. Corporate expenses are allocated on the basis of each segment’s relative EBITDA prior to the allocation.

Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing.

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended September 30, 2018
Segment revenues	$392,080	$266,923	$659,003
Affiliate revenues	1,776	15	1,791
Segment EBITDA	72,210	53,750	125,960
Depreciation expense	7,092	4,579	11,671
Amortization of intangibles	12,322	13,211	25,533
Amortization of software development intangible assets	620	—	620
Severance, restructuring, and acquisition integration costs	9,528	2,160	11,688
Purchase accounting effects of acquisitions	821	—	821
Deferred revenue adjustments	3,229	—	3,229
Segment assets	766,505	448,626	1,215,131
As of and for the three months ended October 1, 2017
Segment revenues	$360,842	$260,903	$621,745
Affiliate revenues	971	2	973
Segment EBITDA	62,109	55,747	117,856
Depreciation expense	6,828	4,855	11,683
Amortization of intangibles	13,920	13,242	27,162
Severance, restructuring, and acquisition integration costs	9,309	7,370	16,679
Purchase accounting effects of acquisitions	2,922	—	2,922
Segment assets	658,175	400,538	1,058,713
As of and for the nine months ended September 30, 2018
Segment revenues	$1,142,765	$795,102	$1,937,867
Affiliate revenues	4,318	61	4,379
Segment EBITDA	199,943	153,401	353,344
Depreciation expense	21,465	14,097	35,562
Amortization of intangibles	35,301	39,689	74,990
Amortization of software development intangible assets	1,344	—	1,344
Severance, restructuring, and acquisition integration costs	46,949	10,061	57,010
Purchase accounting effects of acquisitions	2,359	—	2,359
Deferred revenue adjustments	7,889	—	7,889
Segment assets	766,505	448,626	1,215,131
As of and for the nine months ended October 1, 2017
Segment revenues	$1,023,924	$759,835	$1,783,759
Affiliate revenues	4,084	51	4,135
Segment EBITDA	168,073	153,675	321,748
Depreciation expense	20,129	14,465	34,594
Amortization of intangibles	38,241	39,703	77,944
Severance, restructuring, and acquisition integration costs	23,701	9,138	32,839
Purchase accounting effects of acquisitions	4,089	—	4,089
Segment assets	658,175	400,538	1,058,713

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

	(In thousands)
Total Segment Revenues	$659,003	$621,745	$1,937,867	$1,783,759
Deferred revenue adjustments (1)	(3,229)	—	(7,889)	—
Consolidated Revenues	$655,774	$621,745	$1,929,978	$1,783,759

Total Segment EBITDA	$125,960	$117,856	$353,344	$321,748
Gain from patent litigation	62,141	—	62,141	—
Costs related to patent litigation	(2,634)	—	(2,634)	—
Amortization of intangibles	(25,533)	(27,162)	(74,990)	(77,944)
Severance, restructuring, and acquisition integration costs (2)	(11,688)	(16,679)	(57,010)	(32,839)
Depreciation expense	(11,671)	(11,683)	(35,562)	(34,594)
Deferred revenue adjustments (1)	(3,229)	—	(7,889)	—
Purchase accounting effects related to acquisitions (3)	(821)	(2,922)	(2,359)	(4,089)
Amortization of software development intangible assets	(620)	—	(1,344)	—
Loss on sale of assets	—	—	(94)	—
Income from equity method investment	—	2,551	—	5,835
Eliminations	(627)	(845)	(1,616)	(2,628)
Consolidated operating income	131,278	61,116	231,987	175,489
Interest expense, net	(14,472)	(19,385)	(46,538)	(66,424)
Non-operating pension benefit (cost)	1,356	(325)	824	(880)
Loss on debt extinguishment	—	(51,594)	(22,990)	(52,441)
Consolidated income (loss) before taxes	$118,162	$(10,188)	$163,283	$55,744
(1) For the three and nine months ended September 30, 2018, our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.
(2) See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3) For the three and nine months ended September 30, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM and NT2 acquisitions.
Note 6: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

	(In thousands)
Numerator:
Net income	$85,858	$945	$117,220	$62,417
Less: Net loss attributable to noncontrolling interest	(23)	(82)	(148)	(274)
Less: Preferred stock dividends	8,732	8,732	26,198	26,198
Net income (loss) attributable to Belden common stockholders for basic income (loss) per share	$77,149	$(7,705)	$91,170	$36,493
Plus: Preferred stock dividends	8,732	—	—	—
Net income (loss) attributable to Belden common stockholders for diluted income (loss) per share	$85,881	$(7,705)	$91,170	$36,493

Denominator:
Weighted average shares outstanding, basic	40,510	42,256	40,960	42,251
Assumed conversion of preferred stock into common stock	6,857	—	—	—
Effect of dilutive common stock equivalents	311	—	308	412
Weighted average shares outstanding, diluted	47,678	42,256	41,268	42,663

For the three and nine months ended September 30, 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 0.9 million and 0.8 million, respectively, because to do so would have been anti-dilutive. In addition, for the three and nine months ended September 30, 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.2 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for the nine months ended September 30, 2018, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 6.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 7:  Inventories
The major classes of inventories were as follows:

	September 30, 2018	December 31, 2017

	(In thousands)
Raw materials	$164,925	$133,311
Work-in-process	45,054	35,807
Finished goods	142,297	153,377
Gross inventories	352,276	322,495
Excess and obsolete reserves	(30,082)	(25,269)
Net inventories	$322,194	$297,226
Note 8:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $11.7 million and $35.6 million in the three and nine months ended September 30, 2018, respectively. We recognized depreciation expense of $11.7 million and $34.6 million in the three and nine months ended October 1, 2017, respectively.

We recognized amortization expense related to our intangible assets of $26.2 million and $76.3 million in the three and nine months ended September 30, 2018, respectively. We recognized amortization expense related to our intangible assets of $27.2 million and $77.9 million in the three and nine months ended October 1, 2017, respectively.
Note 9:  Severance, Restructuring, and Acquisition Integration Activities
Grass Valley and SAM Integration Program: 2018
During the first quarter of 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $7.1 million and $36.6 million of severance and other restructuring costs for this program during the three and nine months ended September 30, 2018, respectively. The costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $12 million of additional severance and restructuring costs for this program, which will be incurred during the fourth quarter of 2018 and first quarter of 2019.
Industrial Manufacturing Footprint Program: 2016 - 2018
In 2016, we began a program to consolidate our manufacturing footprint. This program is expected to be completed by the end of 2018. We recognized $4.3 million and $15.8 million of severance and other restructuring costs for this program during the three and nine months ended September 30, 2018, respectively. We recognized $11.4 million and $25.3 million of severance and other restructuring costs for this program during the three and nine months ended October 1, 2017, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. To date, we have incurred a total of $64.1 million in severance and other restructuring costs, including manufacturing inefficiencies for this program.
The following table summarizes the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended September 30, 2018	(In thousands)
Enterprise Solutions	$(1,283)	$10,811	$9,528
Industrial Solutions	136	2,024	2,160
Total	$(1,147)	$12,835	$11,688

Three Months Ended October 1, 2017
Enterprise Solutions	$1,222	$8,087	$9,309
Industrial Solutions	712	6,658	7,370
Total	$1,934	$14,745	$16,679

Nine Months Ended September 30, 2018
Enterprise Solutions	$10,097	$36,852	$46,949
Industrial Solutions	378	9,683	10,061
Total	$10,475	$46,535	$57,010

Nine Months Ended October 1, 2017
Enterprise Solutions	$3,398	$20,303	$23,701
Industrial Solutions	865	8,273	9,138
Total	$4,263	$28,576	$32,839
Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended September 30, 2018, $4.8 million, $6.4 million, and $0.5 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended October 1, 2017, $12.4 million, $4.2 million, and $0.1 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
Of the total severance, restructuring, and acquisition integration costs recognized in the nine months ended September 30, 2018, $21.4 million, $30.3 million, and $5.3 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the nine months ended October 1, 2017, $26.5 million, $6.2 million, and $0.1 million were included in cost of sales; selling, general and administrative expenses; and research and development, respectively.
The net credit to severance expense for the Enterprise Solutions segment in the three months ended September 30, 2018 is attributable to voluntary employee turnover in advance of receiving severance benefits, thus resulting in the reversal of previously accrued severance expense. The other restructuring and integration costs primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
Accrued Severance
The table below summarizes the significant severance activity that occurred during the year for the Grass Valley and SAM Integration Program described above. The balances are included in accrued liabilities.

Grass Valley and SAM Integration Program

(In thousands)
Balance at December 31, 2017	$—
New charges	456
Cash payments	(50)
Balance at April 1, 2018	$406
New charges	10,714
Cash payments	(7,556)
Foreign currency translation	(4)
Balance at July 1, 2018	$3,560
New charges	121
Cash payments	(989)
Foreign currency translation	(9)
Other adjustments	(1,531)
Balance at September 30, 2018	$1,152
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	September 30, 2018	December 31, 2017

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	411,110	—
3.375% Senior subordinated notes due 2027	528,570	540,810
4.125% Senior subordinated notes due 2026	234,920	240,360
2.875% Senior subordinated notes due 2025	352,380	360,540
5.25% Senior subordinated notes due 2024	—	200,000
5.50% Senior subordinated notes due 2023	—	242,522
Total senior subordinated notes	1,526,980	1,584,232
Less unamortized debt issuance costs	(23,383)	(23,484)
Long-term debt	$1,503,597	$1,560,748
Revolving Credit Agreement due 2022
Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility (The Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. As of September 30, 2018, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $359.8 million.
Senior Subordinated Notes
In March 2018, we completed an offering for €350.0 million ($431.3 million at issuance) aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of September 30, 2018 is $411.1 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, beginning on September 15, 2018. We paid approximately $7.5 million of fees associated with the issuance of the 2028 Notes, which will be amortized over the life of the 2028 Notes using the effective interest method. We used the net proceeds from this offering and cash on hand to repurchase the 2023 and 2024 Notes - see further discussion below.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of September 30, 2018 is $528.6 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of September 30, 2018 is $234.9 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of September 30, 2018 is $352.4 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
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
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of September 30, 2018 was approximately $1,526.9 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,527.0 million as of September 30, 2018.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of September 30, 2018, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in exchange rates. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment associated with these notes for the nine month periods ended September 30, 2018 and October 1, 2017 was a gain of $46.3 million and a loss of $25.3 million, respectively.

Note 12:  Income Taxes
For the three and nine months ended September 30, 2018, we recognized income tax expense of $32.3 million and $46.1 million, respectively, representing an effective tax rate of 27.3% and 28.2%, respectively. The effective tax rate was impacted by the following significant factors:

•
We recognized income tax expense of $3.8 million and $4.3 million, respectively, in the three and nine months ended September 30, 2018 as a result of changes in our valuation allowance for the “Tax Cuts and Jobs Act” (the Act). The amount of this adjustment remains provisional under Staff Accounting Bulletin No. 118 (SAB 118) as of the date of this report.

•
We recognized income tax expense of $1.8 million in the nine months ended September 30, 2018 as a result of a change in our valuation allowance on foreign tax credits associated with our euro debt refinancing.

•	We recognized an income tax benefit of $3.3 million and $4.4 million, respectively, in the three and nine months ended September 30, 2018 primarily related to certain foreign tax credits.

•	We recognized an income tax benefit of $1.2 million in the nine months ended September 30, 2018 due to a decrease in reserves for uncertain tax positions of prior years.

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

On December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The issuance of proposed regulations regarding GILTI and the one-time transition tax on the mandatory deemed repatriation of foreign earnings as well as the IRS notice addressing IRC section 162(m)  has resulted in refinements to the provisional amounts initially recorded for the valuation allowance on certain foreign tax credits in 2017, certain covered employee compensation associated with the amendments to IRC section 162(m), the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the estimated tax expense associated with the GILTI taxable inclusion. As a result, we recorded an adjustment to the valuation allowance on certain foreign tax credits and an adjustment to the deferred tax asset associated with certain covered employee compensation. Additional work is still necessary for a more detailed analysis of all provisional amounts associated with the Act including the remeasurement of certain deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings, the valuation allowance on certain foreign tax credits, and the non-deductibility of certain covered employee compensation associated with the amendments to IRC section 162(m).  The transition tax on the mandatory deemed repatriation of foreign earnings will be finalized in the fourth quarter 2018 when the tax return is filed, and any subsequent adjustment to all other provisional amounts will be recorded to tax expense in the fourth quarter 2018 when the analysis is complete. All adjustments related to the Act remain provisional as of the date of this report.

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
Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

	(In thousands)
Service cost	$1,717	$1,206	$14	$14
Interest cost	2,011	1,822	257	344
Expected return on plan assets	(4,660)	(2,487)	—	—
Amortization of prior service credit	(37)	(10)	—	—
Actuarial losses	1,073	633	—	23
Net periodic cost	$104	$1,164	$271	$381

Nine Months Ended
Service cost	$3,792	$3,549	$40	$41
Interest cost	5,792	5,391	781	1,000
Expected return on plan assets	(9,688)	(7,415)	—	—
Amortization of prior service credit	(59)	(30)	—	—
Actuarial losses	2,350	1,866	—	68
Net periodic cost	$2,187	$3,361	$821	$1,109
Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

	(In thousands)
Net income	$85,858	$945	$117,220	$62,417
Foreign currency translation gain (loss), net of $0.5 million, $1.1 million, $0.7 million, and $1.5 million tax, respectively	(17,904)	(19,535)	10,943	(46,478)
Adjustments to pension and postretirement liability, net of $0.4 million, $0.2 million, $0.9 million, and $0.7 million tax, respectively	637	397	1,409	1,171
Total comprehensive income (loss)	68,591	(18,193)	129,572	17,110
Less: Comprehensive loss attributable to noncontrolling interest	(29)	(66)	(155)	(306)
Comprehensive income (loss) attributable to Belden	$68,620	$(18,127)	$129,727	$17,416

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2017	$(69,691)	$(28,335)	$(98,026)
Other comprehensive income attributable to Belden before reclassifications	10,950	—	10,950
Amounts reclassified from accumulated other comprehensive income	—	1,409	1,409
Net current period other comprehensive gain attributable to Belden	10,950	1,409	12,359
Balance at September 30, 2018	$(58,741)	$(26,926)	$(85,667)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 30, 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$2,350	(1)
Prior service credit	(59)	(1)
Total before tax	2,291
Tax benefit	(882)
Total net of tax	$1,409
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 13).
Note 15:  Preferred Stock
In 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness. During the three and nine months ended September 30, 2018 and October 1, 2017, dividends on the Preferred Stock were $8.7 million and $26.2 million, respectively.
Note 16: Share Repurchases
On May 25, 2017, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended September 30, 2018, we repurchased 0.3 million shares of our common stock under the share repurchase program for an aggregate cost of $25.0 million and an average price per share of $72.62. During the nine months ended September 30, 2018, we repurchased 1.8 million shares of our common stock under the share repurchase program for an aggregate cost of $125.0 million and an average price per share of $70.13.

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
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the Euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. During the three and nine months ended September 30, 2018, approximately 48% and 49% of our consolidated revenues were to customers outside of the U.S, respectively.
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
Reportable Segments
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
Acquisitions
We completed the acquisition of Net-Tech Technology, Inc. (NT2) and Snell Advanced Media (SAM) on April 25, 2018 and February 8, 2018, respectively. The results of both NT2 and SAM have been included in our Consolidated Financial Statements from the acquisition dates and are reported in the Enterprise Solutions segment. See Note 3.
Long-term Debt
In March 2018, we issued €350.0 million ($431.3 million at issuance) aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%. During March and April 2018, we used the net proceeds of this offering to repurchase our outstanding $200.0 million 5.25% senior subordinated notes due 2024 and our outstanding €200.0 million 5.5% senior subordinated notes due 2023. We paid approximately $7.5 million of fees related to issuing the 2028 notes, and recognized a $23.0 million loss on debt extinguishment during the nine months ended September 30, 2018 for premiums paid to the bond holders to retire the 2024 and 2023 notes and for the unamortized debt issuance costs that we wrote-off. See Note 10.
Gain from Patent Litigation
On July 5, 2011, our wholly-owned subsidiary, PPC Broadband, Inc. (PPC), filed an action for patent infringement against Corning Optical Communications RF LLC (Corning). The complaint alleged that Corning infringed two of PPC’s patents. In July 2015, a jury found that Corning willfully infringed both patents. In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit. In March 2018, a panel of three judges of the United States Court of Appeals for the Federal Circuit issued a Rule 36 Affirmance of the District Court's final judgment that Corning, among other things, willfully infringed the PPC universal compression patents at issue in the case, and that PPC should be awarded approximately $61.8 million, plus accrued interest. In April 2018, Corning filed a petition for re-hearing, which was denied in May 2018. On July 16, 2018, the District Court ruled that Corning shall pay the judgments. We received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We recorded the $62.1 million of cash received as a pre-tax gain from patent litigation during the three and nine months ended September 30, 2018. Prior to the third quarter of 2018, we had not recognized any amounts in our consolidated financial statements related to this matter. On September 27, 2018, Corning filed a petition for certiorari review by the U.S. Supreme Court of the District Court’s decision to exercise its discretion to award PPC $23.85 million in enhanced damages based on the totality of the evidence, including a number of factual findings regarding Corning’s willful infringement and egregious conduct.  For at least the same reasons why the Federal Circuit affirmed the District Court’s decision to enhance damages, we believe that Corning’s certiorari petition will not be granted, thus exhausting Corning’s opportunities for further appellate relief.
Grass Valley and SAM Integration Program
During the first quarter of 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $7.1 million and $36.6 million of severance and other restructuring costs for this program during the three and nine months ended September 30, 2018, respectively. The costs were incurred by the Enterprise Solutions segment.

We expect to incur approximately $12 million of additional severance and restructuring costs for this program, which will be incurred during the fourth quarter of 2018 and first quarter of 2019. We also expect the program to generate approximately $44 million of savings on an annualized basis, which we began to realize in the third quarter of 2018.
Industrial Manufacturing Footprint Program
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation will be completed this year. We recognized $4.3 million and $15.8 million of severance and other restructuring costs for this program during the three and nine months ended September 30, 2018, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. We expect the program to generate approximately $13 million of savings on an annualized basis, which we began to realize in the third quarter of 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the nine months ended September 30, 2018:

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

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change

	(In thousands, except percentages)
Revenues	$655,774	$621,745	5.5%	$1,929,978	$1,783,759	8.2%
Gross profit	260,857	239,849	8.8%	749,047	705,327	6.2%
Selling, general and administrative expenses	(132,716)	(116,129)	14.3%	(396,430)	(346,786)	14.3%
Research and development	(33,471)	(35,442)	(5.6)%	(107,781)	(105,108)	2.5%
Amortization of intangibles	(25,533)	(27,162)	(6.0)%	(74,990)	(77,944)	(3.8)%
Gain from patent litigation	62,141	—	100.0%	62,141	—	100.0%
Operating income	131,278	61,116	114.8%	231,987	175,489	32.2%
Interest expense, net	(14,472)	(19,385)	(25.3)%	(46,538)	(66,424)	(29.9)%
Non-operating pension benefit (cost)	1,356	(325)	317.2%	824	(880)	(6.4)%
Loss on debt extinguishment	—	(51,594)	(100.0)%	(22,990)	(52,441)	(56.2)%
Income (loss) before taxes	118,162	(10,188)	(1,259.8)%	163,283	55,744	192.9%
Revenues increased in the three and nine months ended September 30, 2018 from the comparable periods of 2017 due to the following factors:

•	Acquisitions contributed an estimated $27.2 million and $93.0 million in the three and nine months ended September 30, 2018, respectively.

•	Higher sales volume and increases in pricing resulted in an increase of $20.2 million and $34.7 million in the three and nine months ended September 30, 2018, respectively.

•
Copper prices had a $0.2 million unfavorable impact on revenues in the three months ended September 30, 2018, and a $17.0 million favorable impact on revenues in the nine months ended September 30, 2018.

•
Currency translation had a $5.3 million unfavorable impact on revenues in the three months ended September 30, 2018, and a $22.3 million favorable impact on revenues in the nine months ended September 30, 2018.

•	The divestiture of our MCS business resulted in a $7.8 million and $20.8 million decrease in revenues in the three and nine months ended September 30, 2018, respectively.

Gross profit increased in the three and nine months ended September 30, 2018 from the comparable periods of 2017 due to the increases in revenues discussed above. In the three months ended September 30, 2018, decreases in severance, restructuring, and acquisition integration costs; purchase accounting effects of acquisitions; and accelerated depreciation of $7.6 million, $2.3 million, and $0.3 million, respectively, further contributed to the increase in gross profit, partially offset by a $0.6 million increase in the amortization of software development intangible assets as compared to the year ago period. For the nine months ended September 30, 2018, decreases in severance, restructuring, and acquisition integration costs; purchase accounting effects of acquisitions; and accelerated depreciation of $5.0 million, $2.3 million, and $0.8 million, respectively, further contributed to the increase in gross profit, partially offset by a $1.3 million increase in the amortization of software development intangible assets as compared to the year ago period.
Selling, general and administrative expenses increased $16.6 million and $49.6 million, respectively, in the three and nine months ended September 30, 2018 from the comparable periods of 2017. For the three months ended September 30, 2018, acquisitions; costs related to patent litigation; and increases in severance, restructuring, and acquisition integration costs; contributed an estimated $5.9 million, $2.6 million, and $2.1 million, respectively, to the increase in selling, general and administrative expenses, partially offset by the impact of capacity constraints, currency translation, and the MCS divestiture in the fourth quarter of 2017, which contributed to a decline of approximately $3.2 million, $0.9 million and $0.8 million, respectively, over the year ago period. For the nine months ended September 30, 2018, increases in acquisitions; severance, restructuring, and acquisition integration costs; currency translation; and costs related to patent litigation contributed an estimated $29.2 million, $23.9 million, $5.0 million, and $2.6 million, respectively, to the increase in selling, general and administrative expenses, partially offset by improved productivity and the MCS divestiture in the fourth quarter of 2017, which contributed to a decline of approximately $16.2 million and $2.9 million, respectively, over the year ago period.

Research and development expenses decreased $2.0 million in the three months ended September 30, 2018 from the comparable period of 2017, and increased $2.7 million in the nine months ended September 30, 2018 from the comparable period of 2017. For the three months ended September 30, 2018, acquisitions and increases in severance, restructuring, and acquisition integration costs contributed an estimated $1.7 million and $0.4 million, respectively, to the increase in research and development expenses year-over-year. These increases were more than offset by $3.3 million, $0.6 million, and $0.2 million from improved productivity, the MCS divestiture in the fourth quarter of 2017, and currency translation, respectively. For the nine months ended September 30, 2018, acquisitions; increases in severance, restructuring, and acquisition integration costs; and currency translation contributed an estimated $10.5 million, $5.2 million, and $1.6 million, respectively, to the increase in research and development expenses year-over-year. These increases were partially offset by $12.8 million and $1.7 million from improved productivity and the MCS divestiture in the fourth quarter of 2017, respectively.

Amortization of intangibles decreased $1.6 million and $3.0 million, respectively, in the three and nine months ended September 30, 2018 from the comparable periods of 2017. The decrease is due to certain intangible assets becoming fully amortized, partially offset by the impact of acquisitions, which contributed to a total increase of $2.6 million and $10.8 million, respectively, in the three and nine months ended September 30, 2018 as compared to the year ago period.
Gain from patent litigation increased $62.1 million in the three and nine months ended September 30, 2018 from the comparable periods of 2017. In 2011, our wholly-owned subsidiary, PPC, filed an action for patent infringement against Corning alleging they willfully infringed upon two of their patents, and after years of post-trial motions and appeals, the District Court ruled that Corning shall pay judgments of $62.1 million, which we received in July 2018 and recorded as a gain from patent litigation for the three and nine months ended September 30, 2018. See Note 1.
Operating income increased $70.2 million and $56.5 million, respectively, in the three and nine months ended September 30, 2018 from the comparable periods of 2017 primarily due to the gain from patent litigation and increases in gross profit discussed above, partially offset by the changes in operating expenses discussed above.
Net interest expense decreased $4.9 million, or 25.3%, and $19.9 million, or 29.9%, in the three and nine months ended September 30, 2018, respectively, from the comparable periods of 2017 as a result of our debt transactions during 2017 and 2018. In July 2017, we issued €450.0 million aggregate principal amount of new senior subordinated notes due 2027 at an interest rate of 3.375%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding $700.0 million 5.5% senior subordinated notes due 2022. In September 2017, we issued €300.0 million aggregate principal amount of new senior subordinated notes due 2025 at an interest rate of 2.875%, and used the net proceeds of this offering to repurchase €300.0 million of our outstanding €500.0 million 5.5% senior subordinated notes due 2023. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding €200.0 million 5.5% senior subordinated notes due 2023 as well as all of our outstanding $200.0 million 5.25% senior subordinated notes due 2024. See Note 10.
The loss on debt extinguishment recognized in 2018 represents the premium paid to the bond holders to retire the 2023 and 2024 notes as well as the unamortized debt issuance costs that were written-off. The loss on debt extinguishment recognized in 2017 represents the premium paid to the bond holders to retire the 2022 and a portion of the 2023 notes as well as the unamortized debt issuance costs that were written-off and the unamortized debt issuance costs related to creditors no longer participating in the Amended and Restated Credit Agreement (the Revolver), which we amended in May 2017. See Note 10.
For the three months ended September 30, 2018, we recognized $118.2 million of income before taxes, as compared to a $10.2 million loss before taxes in the year ago period. Income before taxes increased $107.5 million in the nine months ended September 30, 2018 from the comparable period of 2017. The increase in income before taxes is attributable to the increase in operating income, decrease in interest expense, and decrease in the loss on debt extinguishment discussed above.
Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change

	(In thousands, except percentages)
Income (loss) before taxes	$118,162	$(10,188)	1,259.8%	$163,283	$55,744	192.9%
Income tax expense (benefit)	32,304	(11,133)	390.2%	46,063	(6,673)	790.3%
Effective tax rate	27.3%	109.3%		28.2%	(12.0)%

For the three and nine months ended September 30, 2018, we recognized income tax expense of $32.3 million and $46.1 million, respectively, representing an effective tax rate of 27.3% and 28.2%, respectively. The effective tax rate was impacted by the following significant factors:

•
We recognized income tax expense of $3.8 million and $4.3 million, respectively, in the three and nine months ended September 30, 2018 as a result of changes in our valuation allowance for the “Tax Cuts and Jobs Act” (the Act). The amount of this adjustment remains provisional under Staff Accounting Bulletin No. 118 (SAB 118) as of the date of this report.

•
We recognized income tax expense of $1.8 million in the nine months ended September 30, 2018 as a result of a change in our valuation allowance on foreign tax credits associated with our euro debt refinancing.

•	We recognized an income tax benefit of $3.3 million and $4.4 million, respectively, in the three and nine months ended September 30, 2018 primarily related to certain foreign tax credits.

•	We recognized an income tax benefit of $1.2 million in the nine months ended September 30, 2018 due to a decrease in reserves for uncertain tax positions of prior years.

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

On December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The issuance of proposed regulations regarding GILTI and the one-time transition tax on the mandatory deemed repatriation of foreign earnings as well as the IRS notice addressing IRC section 162(m)  has resulted in refinements to the provisional amounts initially recorded for the valuation allowance on certain foreign tax credits in 2017, certain covered employee compensation associated with the amendments to IRC section 162(m), the one-time transition tax on the mandatory deemed repatriation of foreign earnings and the estimated tax expense associated with the GILTI taxable inclusion. As a result, we recorded an adjustment to the valuation allowance on certain foreign tax credits and an adjustment to the deferred tax asset associated with certain covered employee compensation. Additional work is still necessary for a more detailed analysis of all provisional amounts associated with the Act including the remeasurement of certain deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings, the valuation allowance on certain foreign tax credits, and the non-deductibility of certain covered employee compensation associated with the amendments to IRC section 162(m).  The transition tax on the mandatory deemed repatriation of foreign earnings will be finalized in the fourth quarter 2018 when the tax return is filed, and any subsequent adjustment to all other provisional amounts will be recorded to tax expense in the fourth quarter 2018 when the analysis is complete. All adjustments related to the Act remain provisional as of the date of this report.

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
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change

	(In thousands, except percentages)
Adjusted Revenues	$659,003	$621,745	6.0%	$1,937,867	$1,783,759	8.6%
Adjusted EBITDA	126,689	119,237	6.2%	352,552	324,075	8.8%
as a percent of adjusted revenues	19.2%	19.2%		18.2%	18.2%
Adjusted Revenues increased in the three and nine months ended September 30, 2018 from the comparable periods of 2017 due to the following factors:

•	Acquisitions contributed an estimated $30.4 million and $100.9 million in the three and nine months ended September 30, 2018, respectively.

•	Higher sales volume and increases in pricing resulted in an increase of $20.2 million and $34.7 million in the three and nine months ended September 30, 2018, respectively.

•
Copper prices had a $0.2 million unfavorable impact on revenues in the three months ended September 30, 2018, and a $17.0 million favorable impact on revenues in the nine months ended September 30, 2018.

•
Currency translation had a $5.3 million unfavorable impact on revenues in the three months ended September 30, 2018, and a $22.3 million favorable impact on revenues in the nine months ended September 30, 2018.

•	The divestiture of our MCS business resulted in a $7.8 million and $20.8 million decrease in revenues in the three and nine months ended September 30, 2018, respectively.

Adjusted EBITDA increased in the three and nine months ended September 30, 2018 from the comparable periods of 2017 primarily due to the increases in revenues discussed above.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

	(In thousands, except percentages)
GAAP revenues	$655,774	$621,745	$1,929,978	$1,783,759
Deferred revenue adjustments (1)	3,229	—	7,889	—
Adjusted revenues	$659,003	$621,745	$1,937,867	$1,783,759

GAAP net income attributable to Belden	$85,881	$1,027	$117,368	$62,691
Loss on debt extinguishment	—	51,594	22,990	52,441
Amortization of intangible assets	25,533	27,162	74,990	77,944
Interest expense, net	14,472	19,385	46,538	66,424
Severance, restructuring, and acquisition integration costs (2)	11,688	16,679	57,010	32,839
Depreciation expense	11,671	11,683	35,562	34,594
Income tax expense (benefit)	32,304	(11,133)	46,063	(6,673)
Deferred revenue adjustments (1)	3,229	—	7,889	—
Purchase accounting effects related to acquisitions (3)	821	2,922	2,359	4,089
Amortization of software development intangible assets	620	—	1,344	—
Loss on sale of assets	—	—	94	—
Gain from patent litigation	(62,141)	—	(62,141)	—
Costs related to patent litigation	2,634	—	2,634	—
Noncontrolling interest	(23)	(82)	(148)	(274)
Adjusted EBITDA	$126,689	$119,237	$352,552	$324,075

GAAP net income margin	13.1%	0.2%	6.1%	3.5%
Adjusted EBITDA margin	19.2%	19.2%	18.2%	18.2%
(1) For the three and nine months ended September 30, 2018, our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.

(2) See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3) For the three and nine months ended September 30, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM and NT2 acquisitions.
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change

	(In thousands, except percentages)
Segment Revenues	$392,080	$360,842	8.7%	$1,142,765	$1,023,924	11.6%
Segment EBITDA	72,210	62,109	16.3%	199,943	168,073	19.0%
as a percent of segment revenues	18.4%	17.2%		17.5%	16.4%

Enterprise Solutions revenues increased in both the three and nine months ended September 30, 2018 from the comparable periods of 2017. For the three months ended September 30, 2018, acquisitions contributed an estimated $30.4 million and volume growth and pricing increases contributed $4.2 million to the increase in revenues, partially offset by a $2.8 million and $0.5 million unfavorable impact from currency translation and copper prices, respectively. For the nine months ended September 30, 2018, acquisitions, favorable currency translation, higher copper prices, and volume growth contributed an estimated $100.9 million, $9.3 million, $8.1 million, and $0.6 million, respectively, to the increase in revenues.
Enterprise Solutions EBITDA increased $10.1 million and $31.9 million, respectively, in the three and nine months ended September 30, 2018 from the comparable periods of 2017 as a result of the revenue growth discussed above and successful restructuring actions. Accordingly, EBITDA margins expanded 120 and 110 basis points, respectively, over the year ago period.
Industrial Solutions

	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change

	(In thousands, except percentages)
Segment Revenues	$266,923	$260,903	2.3%	$795,102	$759,835	4.6%
Segment EBITDA	53,750	55,747	(3.6)%	153,401	153,675	(0.2)%
as a percent of segment revenues	20.1%	21.4%		19.3%	20.2%

Industrial Solutions revenues increased in both the three and nine months ended September 30, 2018 from the comparable periods of 2017. For the three months ended September 30, 2018, volume growth and pricing increases contributed $16.0 million and higher copper prices contributed $0.3 million to the increase in revenues, partially offset by $7.8 million from the MCS divestiture in the fourth quarter of 2017 and unfavorable currency translation of $2.5 million. For the nine months ended September 30, 2018, volume growth, favorable currency translation, and higher copper prices contributed $34.1 million, $13.1 million, and $8.9 million, respectively, to the increase in revenues, partially offset by $20.8 million from the MCS divestiture in the fourth quarter of 2017.
Industrial Solutions EBITDA decreased $2.0 million and $0.3 million, respectively, in the three and nine months ended September 30, 2018 from the comparable periods of 2017. The revenue growth discussed above was offset by unfavorable product mix and temporary inefficiencies related to extended lead times throughout the supply chain experienced in the three and nine months ended September 30, 2018.
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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	September 30, 2018	October 1, 2017

	(In thousands)
Net cash provided by (used for):
Operating activities	$100,859	$103,615
Investing activities	(106,304)	(200,311)
Financing activities	(220,932)	(305,242)
Effects of currency exchange rate changes on cash and cash equivalents	(5,704)	15,185
Decrease in cash and cash equivalents	(232,081)	(386,753)
Cash and cash equivalents, beginning of period	561,108	848,116
Cash and cash equivalents, end of period	$329,027	$461,363

Net cash provided by operating activities totaled $100.9 million in the nine months ended September 30, 2018, compared to $103.6 million for the comparable period of 2017, a decrease of $2.7 million. The decrease in operating cash flow as compared to prior year is primarily due to an unfavorable change in accounts payable partially offset by an increase in net income and a favorable change in inventory. Accounts payable was a use of cash of $81.3 million in the nine months ended September 30, 2018 compared to a source of cash of $30.3 million in the prior year period. The accounts payable use of cash in the nine months ended September 30, 2018 is primarily attributable to the growth in inventory levels in the latter part of 2017 as discussed below. Inventory was a use of cash of $16.6 million in the nine months ended September 30, 2018 compared to $50.2 million in the prior year period. The increase in inventory levels throughout 2017 was due in part to the build in safety stock inventory to support the closure of an operating facility.

Net cash used for investing activities totaled $106.3 million for the nine months ended September 30, 2018, compared to $200.3 million for the comparable period of 2017. Investing activities for the nine months ended September 30, 2018 included payments, net of cash acquired, for the acquisitions of SAM and NT2 of $83.7 million, capital expenditures of $63.5 million, net proceeds from the sale of an operating facility of $1.5 million, and a payment related to our 2015 acquisition of Tripwire that had previously been deferred of $1.0 million; net of cash received for the sale of the MCS business and Hirschmann JV which closed on December 31, 2017 of $40.2 million. Investing activities for the nine months ended October 1, 2017 included payments, net of cash acquired, for the acquisition of Thinklogical of $165.8 million; capital expenditures of $33.4 million; and a $1.0 million payment related to our 2015 acquisition of Tripwire that had previously been deferred. The increase in capital expenditures year-over-year is due in part to the investments we are making in India as well as research and development. For the nine months ended September 30, 2018, capital expenditures included an incremental $13.8 million of software development costs related to projects that are creating new technologies that will drive future growth.
Net cash used for financing activities for the nine months ended September 30, 2018 totaled $220.9 million, compared to $305.2 million for the comparable period of 2017. Financing activities for the nine months ended September 30, 2018 included payments under borrowing arrangements of $484.8 million, payments under our share repurchase program of $125.0 million, cash dividend payments of $32.4 million, debt issuance costs of $7.6 million, net payments related to share based compensation activities of $2.0 million, payments for the redemption of our stockholders' rights agreement of $0.4 million, and cash proceeds from the issuance of the €350.0 million 3.875% Notes due 2028 of $431.3 million. Financing activities for the nine months ended October 1, 2017 included payments under borrowing arrangements of $1,105.9 million, cash dividend payments of $32.5 million, debt issuance costs of $16.6 million, payments under our share repurchase program of $11.5 million, net payments related to share based compensation activities of $5.4 million, and cash proceeds of $866.7 million from the issuance of the €450.0 million 3.375% Notes due 2027 and the €300.0 million 2.875% Notes due 2025.

Our cash and cash equivalents balance was $329.0 million as of September 30, 2018. Of this amount, $177.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of September 30, 2018 consisted of $1,527.0 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements. As of September 30, 2018, we had $359.8 million in available borrowing capacity under our Revolver.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 30, 2018.

	Principal Amount by Expected Maturity			Fair
	2018	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$411,110	$411,110	$408,701
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$528,570	$528,570	$519,981
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$234,920	$234,920	$249,015
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$352,380	$352,380	$349,209
Average interest rate		2.875%
Total			$1,526,980	$1,526,906
Item 7A of our 2017 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2017.
Item 4:        Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the three and nine month periods ended September 30, 2018.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our 2017 Form 10-K as filed on February 13, 2018, our disclosure controls and procedures were not effective as of September 30, 2018.

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

We believe that we have designed the appropriate controls to remediate the material weakness and began executing the controls during the nine months ended September 30, 2018. These controls include additional procedures related to the review and approval of terms and conditions of revenue contracts. However, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions, including the efforts to test the control activities, are fully completed, the material weakness identified will continue to exist. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.
Changes in Internal Control Over Financial Reporting
As described above, we have designed and implemented additional controls in connection with our remediation plan. Other than these additional controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), for the three and nine month periods ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1:        Legal Proceedings
PPC Broadband, Inc. v. Corning Optical Communications RF, LLC - On July 5, 2011, the Company’s wholly-owned subsidiary, PPC Broadband, Inc. (“PPC”), filed an action for patent infringement in the U.S. District Court for the Northern District of New York against Corning Optical Communications RF LLC (“Corning”). The Complaint alleged that Corning infringed two of PPC’s patents - U.S. Patent Nos. 6,558,194 and 6,848,940 - each entitled “Connector and Method of Operation.” In July 2015, a jury found that Corning willfully infringed both patents. In November 2016, following a series of post-trial motions, the trial judge issued rulings for a total judgment in our favor of approximately $61.3 million. In December 2016, Corning appealed the case to the U.S. Court of Appeals for the Federal Circuit. In March 2018, a panel of three judges of the United States Court of Appeals for the Federal Circuit issued a Rule 36 Affirmance of the District Court's final judgment that Corning, among other things, willfully infringed the PPC universal compression patents at issue in the case, and that PPC should be awarded approximately $61.8 million, plus accrued interest. In April 2018, Corning filed a petition for re-hearing, which was denied in May 2018. On July 16, 2018, the District Court ruled that Corning shall pay the judgments. We received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We recorded the $62.1 million of cash received as a pre-tax gain from patent litigation during the three and nine months ended September 30, 2018. Prior to the third quarter of 2018, we had not recognized any amounts in our consolidated financial statements related to this matter. On September 27, 2018, Corning filed a petition for certiorari review by the U.S. Supreme Court of the District Court’s decision to exercise its discretion to award PPC $23.85 million in enhanced damages based on the totality of the evidence, including a number of factual findings regarding Corning’s willful infringement and egregious conduct.  For at least the same reasons why the Federal Circuit affirmed the District Court’s decision to enhance damages, we believe that Corning’s certiorari petition will not be granted, thus exhausting Corning’s opportunities for further appellate relief.

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

Item 1A:      Risk Factors
Following is a discussion of some of the more significant risks that could materially impact our business, including certain updates since previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2018, filed with the Securities and Exchange Commission (“SEC”) on August 6, 2018. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.

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

Approximately 48% - 49% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Japanese yen, the Mexican peso, the Australian dollar, the British pound, and the Brazilian real. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported revenues and earnings.

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

Of our $329.0 million cash and cash equivalents balance as of September 30, 2018, $177.0 million was held outside of the U.S. in our foreign operations. The Tax Cuts and Jobs Act of 2017 included a one-time transition tax of unremitted foreign earnings, and accordingly, we recorded preliminary tax expense related to the transition tax on the one-time mandatory deemed repatriation of all our foreign earnings as of December 31, 2017. See Note 12 Income Taxes in the accompanying notes to our consolidated financial statements.

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

Our revenue for any particular period can be difficult to forecast.

Our revenue for any particular period can be difficult to forecast, especially in light of the challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or even decline on a year-over-year basis. Changes in market growth rates can have a significant effect on our operating results.

The timing of orders for customer projects can also have a significant effect on our operating results in the period in which the products are shipped and recognized as revenue. The timing of such projects is difficult to predict, and the timing of revenue recognition from such projects may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Similarly, we are often informed by our customers well in advance that such customer intends to place an order related to a specific project in a given quarter. Such a customer’s timeline for execution of the project, and the resulting purchase order, may be unexpectedly delayed to a future quarter, or cancelled. The frequency of such delays can be difficult to predict. As a result, it is difficult to precisely forecast revenue and operating results for future quarters.

In addition, our revenue can be difficult to forecast due to unexpected changes in the level of our products held as inventory by our channel partners and customers. Our channel partners and customers purchase and hold our products in their inventory in order to meet the service and on-time delivery requirements of their customers. As our channel partners and customers change the level of Belden products owned and held in their inventory, our revenue is impacted. As we are dependent upon our channel partners and customers to provide us with information regarding the amount of our products that they own and hold in their inventory, unexpected changes can occur and impact our revenue forecast.

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
Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended September 30, 2018 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 2, 2018 through August 5, 2018	—	$—	—	$75,000
August 6, 2018 through September 2, 2018	344	72.62	344	50,000
September 3, 2018 through September 30, 2018	—	—	—	50,000
Total	344	$72.62	344	$50,000

(1) In May 2017, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of the program to September 30, 2018, we have repurchased 2.1 million shares of our common stock under the program for an aggregate cost of $150.0 million and an average price of $71.57. During the three months ended September 30, 2018, we repurchased 0.3 million shares of our common stock under the share repurchase program for an aggregate cost of $25.0 million and an average price per share of $72.62. During the nine months ended September 30, 2018, we repurchased 1.8 million shares of our common stock under the share repurchase program for an aggregate cost of $125.0 million and an average price per share of $70.13.

Item 6:        Exhibits
Exhibits

Exhibit 10.1	Executive Employment Agreement with Leo Kulmaczewski

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	XBRL Taxonomy Extension Label

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	November 5, 2018	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	November 5, 2018	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	November 5, 2018	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer