Form 10-K
period 2018-12-31
BELDEN INC.
filed 2019-02-20
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
(314) 854-8000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The New York Stock Exchange
Depositary Shares, each representing a 1/100th interest in a share of 6.75% Series B Mandatory Converible Preferred Stock	The New York Stock Exchange
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes  ☐   No   ☑.
At July 1, 2018, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $1,874,027,335 based on the closing price ($61.12) of such stock on such date.
There were 39,399,412 shares of registrant’s Common Stock outstanding on February 15, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2018 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Part I
Item 1. Business
General
Belden Inc. (Belden, the Company, us, we, or our) is an innovative signal transmission solutions company built around two global business platforms – Enterprise Solutions and Industrial Solutions. Each of the global business platforms represents a reportable segment. Financial information about our segments appears in Note 5 to the Consolidated Financial Statements.
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

•
Cash Generation—Our pursuit of operational excellence results in the generation of significant cash flow. We generated cash flows from operating activities of $289.2 million, $255.3 million, and $314.8 million in 2018, 2017, and 2016, respectively.

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

Segments
We operate our business under the two segments – Enterprise Solutions and Industrial Solutions. A synopsis of the segments is included below:
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
We have completed a number of acquisitions in recent years as part of this strategy. Most recently, in April 2018 we acquired Net-Tech Technology, Inc. (NT2). NT2 is an integrator of optical passive components and network optimization products used within broadband network applications where optical backhaul is used. The results of NT2 have been included in our Consolidated Financial Statements from April 25, 2018, and are reported within the Enterprise Solutions segment.
In February 2018, we acquired Snell Advanced Media (SAM). SAM designs, manufactures, and sells innovative content production and distribution systems for the broadcast and media markets. The results of SAM have been included in our Consolidated Financial Statements from February 8, 2018, and are reported within the Enterprise Solutions segment.
In May 2017, we completed the acquisition of Thinklogical Holdings, LLC (Thinklogical), a leading provider of secure, centralized KVM video switches to the command and control market. The results of Thinklogical have been included in our Consolidated Financial Statements from the acquisition date and are reported in the Enterprise Solutions segment.
In January 2016, we acquired M2FX Limited (M2FX), a manufacturer of fiber optic cable and fiber protection solutions for broadband and telecommunications networks. The results of M2FX have been included in our Consolidated Financial Statements from the acquisition date and are reported in the Enterprise Solutions segment.
For more information regarding these transactions, see Note 4 to the Consolidated Financial Statements.
Customers
We sell to distributors, OEMs, installers, and end-users. Sales to the distributor Anixter International Inc. represented approximately 12% of our consolidated revenues in 2018. No other customer accounted for more than 10% of our revenues in 2018.

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
International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Brazil, Canada, China, India, Japan, Mexico, and St. Kitts, as well as in various countries in Europe. During 2018, approximately 49% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.
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
Research and Development

We conduct research and development on an ongoing basis, including new and existing hardware and software product development, testing and analysis, and process and equipment development and testing. See the Consolidated Statements of Operations for amounts incurred for research and development. Many of the markets we serve are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. Our markets are also subject to increasing requirements for mobility, information security, and transmission reliability. Some of our markets are using workflows and resources in public and private cloud and showing preference for software products delivered as services. We believe that our future success will depend in part upon our ability to enhance existing products and to develop, manufacture and deliver new products that meet or anticipate such changes in our served markets.

In our Enterprise Solutions segment, the trend towards increasingly complex broadcast production, management, and distribution environments continues to evolve. Our end-user customers need to increase efficiency and enhance workflow through systems and infrastructure. Our broadcast products allow content producers, broadcasters, and service providers to manage the increasingly complex broadcast signals throughout their operations. In order to support the demand for additional bandwidth and to improve service integrity, broadband service providers are investing in their networks to enhance delivery capabilities to customers for the foreseeable future. Additional bandwidth requirements resulting from increased traffic expose weak points in the network, which are often connectivity related, causing broadband service operators to improve and upgrade residential networks with higher performing connectivity products.

In our Industrial Solutions segment, there is a compelling need among global enterprises, service providers and government agencies to detect, prevent and respond to cyber security threats. This is a long-standing need within corporate networks, but we believe the rapid proliferation of new devices in the “internet of things” will cause this need to broaden and accelerate. Additionally, cyber-attacks are moving beyond traditional targets into critical infrastructure, which will further amplify the importance of our work in network security. Furthermore, there is a growing trend toward adoption of Industrial Ethernet technology, bringing to the critical infrastructure the advantages of digital communication and the ability to network devices made by different manufacturers and integrate them with enterprise systems. While the adoption of this technology is at a more advanced stage in certain regions of the world, we believe that the trend will globalize. This trend will also lead to a rising need for wireless systems for some applications and for cybersecurity to protect this critical infrastructure. Part of our research and development is focused on creating scalable, efficient technologies to provide real-time instrumentation and analytics across entire networks. This includes delivering high-fidelity visibility and deep intelligence about networked systems, their vulnerabilities, and providing actionable information about how to effectively secure them. Additionally, we have highly-skilled and active research teams who analyze current and anticipated threats, and provide offerings to the market to enable customers to quickly detect and resolve cybersecurity threats.
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

	2018	2017	2016
Copper spot prices per pound
High	$3.29	$3.29	$2.69
Low	$2.56	$2.48	$1.94
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

Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are generally subject to cancellation or rescheduling by the customer. As of December 31, 2018, our backlog of orders believed to be firm was $287.9 million. The majority of the backlog at December 31, 2018 is scheduled to be shipped in 2019.
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
Employees
As of December 31, 2018, we had approximately 9,000 employees worldwide. We also utilized approximately 400 workers under contract manufacturing arrangements. Approximately 1,900 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally good.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). These reports, proxy statements, and other information contain additional information about us. These electronic SEC filings are available on the SEC's web site at www.sec.gov.
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
Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 19, 2019. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John Stroup	52	President, Chief Executive Officer, and Chairman
Brian Anderson	44	Senior Vice President, Legal, General Counsel and Corporate Secretary
Henk Derksen	50	Senior Vice President, Finance, and Chief Financial Officer
Leo Kulmaczewski	53	Senior Vice President, Operations and Lean Enterprise
Dean McKenna	50	Senior Vice President, Human Resources
Glenn Pennycook	56	Executive Vice President, Enterprise Solutions
Ross Rosenberg	49	Senior Vice President, Strategy and Corporate Development
Dhrupad Trivedi	52	Executive Vice President, Chief Technology Officer and President, Tripwire
Paul Turner	55	Senior Vice President, Sales
Roel Vestjens	44	Executive Vice President, Industrial Solutions
Doug Zink	43	Vice President and Chief Accounting Officer
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
Brian Anderson has been Senior Vice President, Legal, General Counsel and Corporate Secretary since April 2015. Prior to that, he served as Corporate Attorney for the Company from May 2008 through March 2015. Prior to joining Belden, Mr. Anderson was in private practice at the law firm Lewis Rice. Mr. Anderson has a B.S.B. in Accounting and an M.B.A. from Eastern Illinois University and holds a J.D. from Washington University in St. Louis.
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
Leo Kulmaczewski was appointed Senior Vice President, Operations and Lean Enterprise in October 2018. Prior to joining Belden, Mr. Kulmaczewski was employed by Leica Biosystems, a division of Danaher Corporation, in various operations roles in the medical devices industry, the most recent of which was Vice President, Operations, Global Supply Chain and Danaher Business System. Prior to joining Leica in 2014, he worked for Thermo Fisher Scientific, Honeywell and Motorola, among other companies.  Mr. Kulmaczewski has a B.S. in Industrial Engineering from the University of Wisconsin and an M.B.A. from DePaul University.
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
Glenn Pennycook has been Executive Vice President, Enterprise Solutions since February 2018. Prior to that, Mr. Pennycook was Executive Vice President, Enterprise Solutions and Broadband Solutions from February 2017 to February 2018 and Executive Vice President, Enterprise Solutions from May 2013 to February 2017. Before serving in that role, Mr. Pennycook as President of the Enterprise Solutions Division, after joining Belden in November 2008. Prior to joining the Company, he spent 5 years with Pregis Corporation as Director of Operations for Protective Packaging Europe, and was promoted to Managing Director for Western Europe in 2005. He has a degree in Chemical Engineering from McMaster University, Hamilton Ontario, Canada.
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
Dhrupad Trivedi has been Executive Vice President, Chief Technology Officer and President, Tripwire since February 2018. Prior to that, Mr. Trivedi was Executive Vice President, Network Solutions from January 2017 to February 2018, Executive Vice President of the former Network Security Solutions segment from August 2016 to January 2017 and Executive Vice President of the former Industrial IT Solutions segment from April 2013 to August 2016. Mr. Trivedi fulfilled other corporate development, strategy and general management roles in his earlier Belden career dating back to January 2010. Prior to joining the Company, he was responsible for General Management and Corporate Development roles at JDS Uniphase. Mr. Trivedi has an MBA from Duke University and a Ph.D. in Electrical Engineering from University of Massachusetts, Amherst.
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

Roel Vestjens has been Executive Vice President, Industrial Solutions since February 2018. Prior to that, he was the Executive Vice President, Industrial Solutions and Broadcast IT Solutions from January 2017 to February 2018 and the Executive Vice President, Broadcast Solutions from March 2014 to January 2017. Mr. Vestjens joined Belden in 2006 as Director of Marketing for the EMEA region. In April 2008, Mr. Vestjens was promoted to Director of Sales and Marketing for the Industrial Solutions business, and in January 2009, he was appointed General Manager of Belden’s Wire and Cable Systems business in EMEA. Mr. Vestjens relocated to Asia in November 2010, and became President of the APAC OEM business, followed by President of all APAC Operations in May 2012. Mr. Vestjens joined Belden from Royal Philips Electronics where he held various European sales and marketing positions. Mr. Vestjens holds a bachelor degree in Electrical Engineering and a Master of Science and Management degree from Nyenrode Business University in the Netherlands.
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
Our strategic plan is designed to continually enhance shareholder value by improving revenues and profitability, reducing costs, and improving working capital management. To achieve these goals, our strategic priorities are reliant on our Belden Business System, which includes continuing deployment of our MDS to capture market share through end-user engagement, channel management, outbound marketing, and careful vertical market selection; improving our recruitment and development of talented associates; developing strong global business platforms; acquiring businesses that fit our strategic plan; and becoming a leading Lean company. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in developing or executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our MDS initiative may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may fail to identify growth opportunities. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.
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

Fiber optic systems are increasingly substitutable for copper based cable systems. Customers may shift demand to fiber optic systems with greater capabilities than copper based cable systems, leading to a reduction in demand for copper based cable. We may not be able to offset the effects of a reduction in demand for our copper-based cable systems with an increase in demand for our existing fiber optic systems. Further, the supply chain in the fiber market is highly constrained, with a small number of vertically integrated firms controlling critical inputs and the related intellectual property. Similarly, in our non-cable businesses, customers could rapidly shift the methods by which they capture and transmit signals in ways that could lead to decreased demand for our current or future products. These factors, either together or in isolation, may negatively impact revenue and profitability.
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
The nature in which many of our products are purchased or used is evolving with the increasing prevalence of cloud computing and other methods of off-premises computing and data storage. This may negatively impact one or more of our businesses in a number of ways, including:

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
We may have difficulty integrating acquired businesses and future acquisitions might not meet our performance expectations. Some of the integration challenges we might face include differences in corporate culture and management styles, additional or conflicting governmental regulations, compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, disparate company policies and practices, customer relationship issues, and retention of key personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time we have to manage the other businesses. We may not be able to integrate operations successfully or cost-effectively, which could have a negative impact on our results of operations or our profitability. The process of integrating operations could also cause some interruption of, or the loss of momentum in, the activities of acquired businesses.
Our results of operations are subject to foreign and domestic political, economic, and other uncertainties and are affected by changes in currency exchange rates.
In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Brazil, Canada, China, India, Japan, Mexico, St. Kitts, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, restrictive actions by foreign governments, and adverse foreign tax laws. In addition to economic and political risk, a risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant legislative, regulatory or executive changes in fiscal or monetary policy and other foreign and domestic government policies, including, but not limited to, trade policies and import/export policies.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. If tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is possible such changes could adversely impact our financial results.
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
Of our $420.6 million cash and cash equivalents balance as of December 31, 2018, $184.1 million was held outside of the U.S. in our foreign operations. The Tax Cuts and Jobs Act of 2017 included a one-time transition tax of unremitted foreign earnings, and accordingly, in the fourth quarter of 2018 we recorded a final adjustment to the tax expense related to the transition tax on the one-time mandatory deemed repatriation of all our foreign earnings as of December 31, 2017. See Note 15 Income Taxes in the accompanying notes to our consolidated financial statements.
Changes in global tariffs and trade agreements may have a negative impact on global economic conditions, markets and our business.
Like most multinational companies, we have supply chains and sales channels that extend beyond national borders. Purchasing and production decisions in some cases are largely influenced by the trade agreements and the tax and tariff structures in place. Disruption in those structures can create significant market uncertainty. While the impact of Brexit and the announced U.S. and Chinese tariff actions are not expected to be material to us, unanticipated complications in the free movement of goods in Europe, an escalation of tariff activity anywhere in the world or changes to existing free trade agreements could materially impact our financial results. In addition to the potential direct impacts of free trade restrictions, longer term macroeconomic consequences could result, including slower growth, inflation, higher interest rates and unfavorable impacts to currency exchange rates. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
Global economic uncertainty could result in a significant decline in the value of foreign currencies relative to the U.S. dollar, which could result in a significant adverse effect on our revenues and results of operations; could make it difficult for our customers and us to accurately forecast and plan future business activities; and could cause our customers to slow or reduce spending on our products and services. Economic uncertainty could also arise from fiscal policy changes in the countries in which we operate.
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
Copper is a significant component of the cost of most of our cable products. Over the past few years, the prices of metals, particularly copper, have been volatile. Prices of other materials we use, such as polyvinylchloride (PVC) and other plastics derived from petrochemical feedstocks, have also been volatile. Generally, we have recovered much of the higher cost of raw materials through higher pricing of our finished products. The majority of our products are sold through distribution, and we manage the pricing of these products through published price lists which we update from time to time, with new prices typically taking effect a few weeks after they are announced. Some OEM contracts have provisions for passing through raw material cost changes, generally with a lag of a few weeks to three months. If we are unable to raise prices sufficiently to recover our material costs, our earnings could decline. If we raise our prices but competitors raise their prices less, we may lose sales, and our earnings could decline. If the price of copper were to decline, we may be compelled to reduce prices to remain competitive, which could have a negative effect on revenues. While we generally believe the supply of raw materials (copper, plastics, and other materials) is adequate, we have experienced instances of limited supply of certain raw materials, resulting in extended lead times and higher prices. If a supply interruption or shortage of materials were to occur (including due to labor or political disputes), this could have a negative effect on revenues and earnings.
Future operating results depend upon the Company’s ability to obtain components in sufficient quantities on commercially reasonable terms.
Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect the Company’s financial condition and operating results. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source.
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
We rely on several key distributors in marketing our products. Distributors purchase the products of our competitors along with our products. Our largest distributor, Anixter International Inc., accounted for 12% of our revenue in 2018 and our top six distributors, including Anixter, accounted for a total of 22% of our revenue in 2018. If we were to lose one of these key distributors, our revenue and profits would likely decline, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2019 through 2028.
The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2018.

	Enterprise Solutions	Industrial Solutions	Utilized by Multiple Segments	Total
Brazil	—	1	—	1
Canada	1	1	—	2
China	1	—	1	2
Czech Republic	—	1	—	1
Denmark	2	—	—	2
Germany	—	4	—	4
Hungary	—	—	1	1
Italy	—	—	1	1
Japan	1	—	—	1
Mexico	1	—	2	3
Netherlands	1	1	—	2
St. Kitts	1	—	—	1
United Kingdom	3	—	—	3
United States	5	6	2	13
Total	16	14	7	37

In addition to the manufacturing and other operating facilities summarized above, our segments also utilize approximately 30 warehouses worldwide. As of December 31, 2018, we owned or leased a total of approximately 7 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.
Item 3. Legal Proceedings
PPC Broadband, Inc. v. Corning Optical Communications RF, LLC - On July 5, 2011, the Company’s wholly-owned subsidiary, PPC Broadband, Inc. (“PPC”), filed an action for patent infringement in the U.S. District Court for the Northern District of New York against Corning Optical Communications RF LLC (“Corning”). The Complaint alleged that Corning infringed two of PPC’s patents - U.S. Patent Nos. 6,558,194 and 6,848,940 - each entitled “Connector and Method of Operation.” In July 2015, a jury found that Corning willfully infringed both patents. Following a series of appeals, we received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We recorded the $62.1 million of cash received as a pre-tax gain from patent litigation during 2018. Prior to 2018, we had not recognized any amounts in our consolidated financial statements related to this matter. On September 27, 2018, Corning filed a petition for certiorari review by the U.S. Supreme Court. On December 10, 2018, Corning’s certiorari review by the Supreme Court was denied, thus exhausting their opportunities for further appellate relief.
SEC Investigation - As disclosed on our Current Report on Form 8-K filed with the SEC on December 3, 2018, we are fully cooperating with an SEC investigation related to the material weakness in internal controls over financial reporting as of December 31, 2017 disclosed in our 2017 Form 10-K. We continue to believe that the outcome of the investigation will not have a material adverse effect on the Company.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” As of February 15, 2019, there were 254 record holders of common stock of Belden Inc.
On May 25, 2017, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program was funded with cash on hand and cash flows from operating activities. Set forth below is information regarding our stock repurchases for the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2018 through November 4, 2018	—	$—	—	$50,000,000
November 5, 2018 through December 2, 2018	912,530	54.79	912,530	300,000,000
December 3, 2018 through December 31, 2018	—	—	—	300,000,000
Total	912,530	$54.79	912,530	$300,000,000

During the fourth quarter of 2018, we repurchased 0.9 million shares of our common stock under the program for an aggregate cost of $50.0 million and an average price per share of $54.79. During the year ended December 31, 2018, we repurchased a total of 2.7 million shares of our common stock under the program for an aggregate cost of $175.0 million and an average price per share of $64.94. From inception of the program to December 31, 2018, we have repurchased 3.0 million shares of our common stock under the program for an aggregate cost of $200.0 million and an average price of $66.48.
We utilized all of the $200.0 million authorized under this share repurchase program. On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. During 2018, we did not repurchase any shares of our common stock under this program.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2018, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2013, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
200
150
100
50
0
DOLLARS
Dec 13
Dec 14
Dec 15
Dec 16
Dec 17
Dec 18
Belden Inc.
S&P 500 Index
S&P 1500 Industrials Index

(1)	The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.
Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending December 31,
Company Name / Index		2014	2015	2016	2017	2018
Belden Inc.		12.2%	(39.3)%	57.3%	3.5%	(45.7)%
S&P 500 Index		13.7%	1.4%	12.0%	21.8%	(4.4)%
S&P 1500 Industrials Index		8.5%	(2.7)%	20.4%	21.1%	(13.4)%

		INDEXED RETURNS
		Years Ending December 31,
Company Name / Index	Base Period 2013	2014	2015	2016	2017	2018
Belden Inc.	$100.00	$112.18	$68.09	$107.10	$110.83	$60.21
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 1500 Industrials Index	100.00	108.48	105.53	127.07	153.83	133.25

Item 6. Selected Financial Data

		Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts and percentages)
Balance sheet data:
Total assets	$3,779,321	$3,840,613	$3,806,803	$3,290,602	$3,232,202
Long-term debt	1,463,200	1,560,748	1,620,161	1,725,282	1,736,954
Long-term debt, including current maturities	1,463,200	1,560,748	1,620,161	1,727,782	1,739,454
Total stockholders’ equity	1,387,588	1,434,866	1,461,317	825,523	807,186
Statement of operations data:
Revenues	2,585,368	2,388,643	2,356,672	2,309,222	2,308,265
Operating income	305,221	235,404	232,083	143,731	166,017
Operating income margin	11.8%	9.9%	9.8%	6.2%	7.2%
Income from continuing operations	160,711	92,853	127,646	66,508	74,432
Basic income per share attributable to Belden common stockholders	3.10	1.38	2.67	1.57	1.72
Diluted income per share attributable to Belden common stockholders	3.08	1.37	2.65	1.55	1.69
Other data:
Basic weighted average common shares outstanding	40,675	42,220	42,093	42,390	43,273
Diluted weighted average common shares outstanding	40,956	42,643	42,557	42,953	43,997
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Statement of cash flow data:
Net cash provided by operating activities	289,220	255,300	314,794	241,460	200,887
Adjusted results:
Adjusted revenues	2,591,980	2,388,643	2,357,805	2,360,583	2,320,219
Adjusted EBITDA	474,162	434,276	431,201	400,688	359,425
Adjusted EBITDA margin	18.3%	18.2%	18.3%	17.0%	15.5%
Free cash flow	192,953	192,078	261,212	187,024	157,312
Consolidated Results
Since 2014, we have grown our revenues by 12.0%, from $2.3 billion in 2014 to $2.6 billion in 2018, representing a 2.3% compounded annual growth rate for that period. The majority of our revenue growth has been the result of our inorganic initiatives, described below, as we have been operating in a period of modest end market growth rates.
The trends in our operating income and income from continuing operations from 2014-2018 have been impacted by a number of acquisitions, dispositions, productivity improvement programs, and other matters, as follows:

•
During 2018, we acquired SAM and NT2 in our fiscal first and second quarters, respectively; and recognized severance, restructuring, and acquisition integration costs of $68.6 million primarily related to the integration of SAM with our Grass Valley business as well as costs from a program to consolidate our manufacturing footprint. We also recognized a $23.0 million loss on debt extinguishment related to our debt refinancing transactions during the year and a $62.1 million gain for amounts received from a patent infringement litigation - see further discussion in Part I Item 3 Legal Proceedings.

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

See further discussion of our acquisitions and productivity improvement programs in Notes 4 and 12 to the Consolidated Financial Statements.
Since 2014, we have grown our operating cash flow by 44.0%, from $200.9 million in 2014 to $289.2 million in 2018, representing a 7.6% compounded annual growth rate for that period. Our strong operating cash flow is driven by our earnings growth, coupled with our efficient use of working capital.
Adjusted Results
Since 2014, we have grown our Adjusted Revenues by 11.7%, from $2.3 billion in 2014 to $2.6 billion in 2018, representing a 2.2% compounded annual growth rate for that period. The majority of our Adjusted Revenue growth has been the result of our inorganic initiatives, described above, as we have been operating in a period of modest end market growth rates.
We have grown our Adjusted EBITDA by 31.9%, from $359.4 million in 2014 to $474.2 million in 2018, representing a 5.7% compounded annual growth rate for that period. Adjusted EBITDA has grown due to the results of our inorganic initiatives, described above, which have transformed our product portfolio. Importantly, however, our Adjusted EBITDA has also grown due to the impact of productivity improvement programs, as we are committed to continuously improving our cost structure in a low organic growth environment. Furthermore, our Adjusted EBITDA has improved as Lean enterprise techniques have been applied at our acquired companies. These factors have all led to the improvement in Adjusted EBITDA margins from 15.5% in 2014 to 18.3% in 2018.
Since 2014, our free cash flow has increased by 22.7% from $157.3 million in 2014 to $193.0 million in 2018, representing a 4.2% compounded annual growth rate for that period. Our strong free cash flow is driven by our earnings growth, coupled with our efficient use of working capital and fixed assets.
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

Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	December 31, 2018	December 31, 2017	Years Ended December 31, 2016	December 31, 2015	December 31, 2014
		(In thousands, except percentages)
GAAP revenues	$2,585,368	$2,388,643	$2,356,672	$2,309,222	$2,308,265
Deferred revenue adjustments (1)	6,612	—	6,687	51,361	11,954
Patent settlement (2)	—	—	(5,554)	—	—
Adjusted revenues	$2,591,980	$2,388,643	$2,357,805	$2,360,583	$2,320,219

GAAP net income	160,711	92,853	127,646	66,180	$74,449
Amortization of intangible assets	98,829	103,997	98,385	103,791	58,426
Severance, restructuring, and acquisition integration costs (3)	68,613	42,790	31,140	47,170	70,827
Interest expense, net	61,559	82,901	95,050	100,613	81,573
Income tax expense (benefit)	59,619	6,495	(1,185)	(26,568)	7,114
Depreciation expense	47,615	45,597	47,208	46,551	43,736
Loss on debt extinguishment	22,990	52,441	2,342	—	—
Deferred revenue adjustments (1)	6,612	—	6,687	52,876	10,777
Purchase accounting effects related to acquisitions (4)	3,497	6,133	(2,079)	9,747	12,540
Costs related to patent litigation	2,634	—	—	—	—
Amortization of software development intangible assets	2,188	56	—	—	—
Non-operating pension settlement loss	1,342	—	7,630	—	—
Loss on sale of assets (5)	94	1,013	—	—	—
Impairment of assets held for sale (5)	—	—	23,931	—	—
Patent settlement (2)	—	—	(5,554)	—	—
Gain from patent litigation	(62,141)	—	—	—	—
Loss (Income) from discontinued operations	—	—	—	242	(579)
Loss from disposal of discontinued operations	—	—	—	86	562
Adjusted EBITDA	$474,162	$434,276	$431,201	$400,688	$359,425
GAAP net income margin	6.2%	3.9%	5.4%	2.9%	3.2%
Adjusted EBITDA margin	18.3%	18.2%	18.3%	17.0%	15.5%

(1)
Our adjusted results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value.

(2)	Both our consolidated revenues and gross profit were positively impacted by royalty revenues received during 2016 that related to years prior to 2016 as a result of a patent settlement.

(3)	See Note 12 to the Consolidated Financial Statements, Severance, Restructuring, and Acquisition Integration Activities, for details.

(4)
In 2018, we recognized $3.5 million of cost of sales related to purchase accounting adjustments, most of which was for the adjustment of acquired inventory to fair value for our SAM and NT2 acquisitions. In 2017, we recognized $6.1 million of cost of sales related to the adjustment of acquired inventory to fair value for our Thinklogical acquisition. In 2016, we made a $3.2 million adjustment to reduce the earn-out liability associated with the M2FX acquisition. This adjustment was partially offset by $0.8 million and $0.2 million of cost of sales related to the adjustment of acquired inventory to fair value related our Enterprise segment and M2FX acquisition, respectively. In 2015, we recognized $9.2 million of compensation expense related to the accelerated vesting of acquiree stock based compensation awards associated with our acquisition of Tripwire. In addition, we recognized $0.3 million of cost of sales related to the adjustment of acquired inventory to fair value related to our acquisition of Coast and $0.3 million of acquisition related transaction costs. In 2014, we recognized $8.4 million of cost of sales related to the adjustment of acquired inventory to fair value for our acquisitions of Grass Valley, ProSoft, and Coast, as well as $4.1 million of acquisition related transaction costs.

(5)
In 2018, 2017, and 2016, we recognized a $0.1 million loss on sale of assets, $1.0 million loss on sale of assets, and $23.9 million impairment of assets held for sale, respectively, for the sale of our MCS business and Hirschmann JV.

The following table reconciles our GAAP results to our non-GAAP financial measures:

	Years ended December 31,
	2018	2017	2016	2015	2014
		(In thousands)
Net cash provided by operating activities	$289,220	$255,300	$314,794	$241,460	$200,887
Capital expenditures, net of proceeds from the disposal of tangible assets	(96,267)	(63,222)	(53,582)	(54,436)	(43,575)
Free cash flow	$192,953	$192,078	$261,212	$187,024	$157,312

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a signal transmission solutions company built around two global business platforms – Enterprise Solutions and Industrial Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.
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
Significant Trends and Events in 2018
The following trends and events during 2018 had varying effects on our financial condition, results of operations, and cash flows.
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted.
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
Operating Segments
Effective January 1, 2018, we changed our organizational structure and, as a result, now are reporting two segments. The segments formerly known as Broadcast Solutions and Enterprise Solutions now are presented as the Enterprise Solutions segment, and the segments formerly known as Industrial Solutions and Network Solutions now are presented as the Industrial Solutions segment. The reorganization allows us to further accelerate progress in key strategic areas and the segment consolidation properly aligns our external reporting with the way the businesses are now managed. We have recast the prior period segment information to conform to the change in the composition of these reportable segments. See Note 5.
Acquisitions
We completed the acquisitions of SAM and NT2 on February 8, 2018 and April 25, 2018, respectively. The results of both SAM and NT2 have been included in our Consolidated Financial Statements from their respective acquisition dates and are reported within the Enterprise Solutions segment. See Note 4.
Long-Term Debt
In March 2018, we issued €350.0 million ($431.3 million at issuance) aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%. During March and April 2018, we used the net proceeds of this offering to repurchase our outstanding $200.0 million 5.25% senior subordinated notes due 2024 and our outstanding €200.0 million 5.5% senior subordinated notes due 2023. We paid approximately $7.5 million of fees related to issuing the 2028 notes, and recognized a $23.0 million loss on debt extinguishment in 2018 for premiums paid to the bond holders to retire the 2024 and 2023 notes and for the unamortized debt issuance costs that we wrote-off. See Note 13.

Gain from Patent Litigation

On July 5, 2011, the Company’s wholly-owned subsidiary, PPC Broadband, Inc. (“PPC”), filed an action for patent infringement against Corning Optical Communications RF LLC (“Corning”) alleging that Corning infringed two of PPC’s patents. In July 2015, a jury found that Corning willfully infringed both patents. Following a series of appeals, we received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We recorded the $62.1 million of cash received as a pre-tax gain from patent litigation during 2018. Prior to 2018, we had not recognized any amounts in our consolidated financial statements related to this matter. On September 27, 2018, Corning filed a petition for certiorari review by the U.S. Supreme Court. On December 10, 2018, Corning’s certiorari review by the Supreme Court was denied, thus exhausting their opportunities for further appellate relief.
Grass Valley and SAM Integration Program: 2018
During the first quarter of 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $42.3 million of severance and other restructuring costs for this program during 2018. The costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $3 million of additional severance and restructuring costs for this program, which will be incurred during the first quarter of 2019. See Note 12.
Industrial Manufacturing Footprint Program: 2016-2018
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is substantially complete. We recognized $17.7 million of severance and other restructuring costs for this program during 2018. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. To date, we have incurred a total of $66.1 million in severance and other restructuring costs, including manufacturing inefficiencies for this program. See Note 12.

Disposals
During 2018, we sold a previously closed operating facility for net proceeds of $1.5 million and recognized a $0.6 million gain on the sale.
During 2018, we collected proceeds of $40.2 million from the sale of our MCS business and 50% ownership interest in Xuzhou Hirschmann Electronics Co. Ltd (the Hirschmann JV), which we committed to selling during the fourth quarter of 2016. The MCS business was part of the Industrial Solutions segment and the Hirschmann JV was an equity method investment that was not included in an operating segment. The MCS business operated in Germany and the United States, and the Hirschmann JV was an equity method investment located in China. We reached an agreement in principle to sell this disposal group in 2016, however, the sale was executed in 2017 and the funds were received in 2018. See Note 2.

Results of Operations
Consolidated Income before Taxes

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands, except percentages)
Revenues	$2,585,368	$2,388,643	$2,356,672	8.2%	1.4%
Gross profit	1,008,412	934,753	981,321	7.9%	(4.7)%
Selling, general and administrative expenses	525,918	461,022	486,403	14.1%	(5.2)%
Research and development expenses	140,585	134,330	140,519	4.7%	(4.4)%
Amortization of intangibles	98,829	103,997	98,385	(5.0)%	5.7%
Gain from patent litigation	62,141	—	—	n/a	—%
Impairment of assets held for sale	—	—	23,931	—%	(100.0)%
Operating income	305,221	235,404	232,083	29.7%	1.4%
Interest expense, net	61,559	82,901	95,050	(25.7)%	(12.8)%
Non-operating pension cost	342	714	8,230	(52.1)%	(91.3)%
Loss on debt extinguishment	22,990	52,441	2,342	(56.2)%	2,139.2%
Income before taxes	220,330	99,348	126,461	121.8%	(21.4)%

2018 Compared to 2017
Revenues increased $196.8 million from 2017 to 2018 due to the following factors:

•	Acquisitions contributed $123.9 million to the increase in revenues.

•	Higher sales volume resulted in a $75.7 million increase in revenues.

•	Currency translation had a $14.8 million favorable impact on revenues.

•	Higher copper costs contributed $10.1 million to the increase in revenues.

•	The divestiture of our MCS business resulted in a $27.7 million decrease in revenues.
Gross profit increased $73.7 million from 2017 to 2018 while gross profit margin remained relatively flat year-over-year. The increase in gross profit is primarily attributable to the increase in revenues discussed above, and the impact on margins is due to copper prices, which result in higher revenues as discussed above, but as they have minimal impact to gross profit dollars, result in lower gross profit margins. Gross profit for 2018 included $28.1 million of severance, restructuring, and acquisition integration costs; $2.2 million for the amortization of software development intangible assets; and $1.8 million of cost of sales arising from the adjustment of inventory to fair value related to acquisitions. Gross profit for 2017 included $32.6 million of severance, restructuring, and acquisition integration costs; $6.1 million of cost of sales arising from the adjustment of inventory to fair value related to an acquisition; and $0.8 million of accelerated depreciation in our Enterprise Solutions segment.
Selling, general and administrative expenses increased $64.9 million from 2017 to 2018 primarily due to increases in acquisitions; severance, restructuring, and acquisition integration costs; currency translation; costs related to patent litigation; and purchase accounting effects of acquisitions, which contributed an estimated $35.5 million, $25.1 million, $3.7 million, $2.6 million, and $1.7 million, respectively, to the increase in selling, general and administrative expenses; partially offset by the MCS divestiture in 2017, which contributed to a decline of approximately $3.7 million over the year ago period.
Research and development expenses increased $6.3 million from 2017 to 2018 primarily due to acquisitions; increases from severance, restructuring, and acquisition integration costs; and currency translation, which contributed an estimated $12.0 million, $5.2 million, and $1.3 million, respectively, to the increase in research and development expenses year-over-year. These increases were partially offset by $10.0 million and $2.2 million from improved productivity and the MCS divestiture in the fourth quarter of 2017, respectively.

Amortization of intangibles decreased $5.2 million from 2017 to 2018 primarily due to certain intangible assets becoming fully amortized, partially offset by an increase in amortization expense for intangible assets from the acquisitions of SAM and NT2. See Note 10.

The $62.1 million gain from patent litigation in 2018 is for judgments received in 2018 from the patent infringement case filed in 2011 by our wholly-owned subsidiary, PPC, against Corning alleging they willfully infringed upon two patents. After years of post-trial motions and appeals, the District Court ruled in favor of PPC and required Corning to pay judgments of $62.1 million in 2018 to PPC. See Note 2.
Operating income increased $69.8 million from 2017 to 2018 primarily due to the gain from patent litigation and increases in gross profit discussed above, partially offset by the changes in operating expenses discussed above.
Net interest expense decreased $21.3 million from 2017 to 2018 as a result of our debt transactions during 2017 and 2018. In July 2017, we issued €450.0 million aggregate principal amount of new senior subordinated notes due 2027 at an interest rate of 3.375%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding $700.0 million 5.5% senior subordinated notes due 2022. In September 2017, we issued €300.0 million aggregate principal amount of new senior subordinated notes due 2025 at an interest rate of 2.875%, and used the net proceeds of this offering to repurchase €300.0 million of our outstanding €500.0 million 5.5% senior subordinated notes due 2023. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding €200.0 million 5.5% senior subordinated notes due 2023 as well as all of our outstanding $200.0 million 5.25% senior subordinated notes due 2024.
The loss on debt extinguishment recognized in 2018 represents the premium paid to the bond holders to retire the 2023 and 2024 notes as well as the unamortized debt issuance costs that were written-off. The loss on debt extinguishment recognized in 2017 represents the premium paid to the bond holders to retire the 2022 and a portion of the 2023 notes as well as the unamortized debt issuance costs that were written-off and the unamortized debt issuance costs related to creditors no longer participating in the Amended and Restated Credit Agreement (the Revolver), which we amended in May 2017. See Note 13.
Income before taxes increased by $121.0 million from 2017 to 2018 primarily due to the increase in operating income, decrease in interest expense, and decrease in the loss on debt extinguishment discussed above.
2017 Compared to 2016
Revenues increased $31.9 million from 2016 to 2017 due to the following factors:

•	Acquisitions contributed $30.8 million to the increase in revenues.

•	Higher copper costs contributed $13.0 million to the increase in revenues.

•	Currency translation had a $12.2 million favorable impact on revenues.

•	Lower sales volume resulted in a $24.1 million decrease in revenues.
Gross profit decreased $47.0 million from 2016 to 2017, and gross profit margin decreased 250 basis points from 41.6% in 2016 to 39.1% in 2017. The decrease in gross profit and margin is primarily attributable to the decrease in lower sales volume discussed above; increases in severance, restructuring, and acquisition integration costs; and increases in copper costs. Increases in copper prices result in higher revenues as discussed above, but as they have minimal impact to gross profit dollars, resulting in lower gross profit margins. Gross profit for 2017 included $32.6 million of severance, restructuring, and acquisition integration costs; $6.1 million of cost of sales arising from the adjustment of inventory to fair value related to an acquisition; and $0.8 million of accelerated depreciation in our Enterprise Solutions segment. Gross profit for 2016 included $12.3 million of severance, restructuring, and acquisition integration costs; $1.0 million of cost of sales arising from the adjustment of inventory to fair value related to acquisitions; and $0.9 million of accelerated depreciation in our Enterprise Solutions segment.
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
Research and development expenses decreased by $6.3 million from 2016 to 2017 primarily due to productivity improvement initiatives, which contributed $8.8 million to the decline in research and development expenses, partially offset by $2.7 million from the acquisition of Thinklogical.
Amortization of intangibles increased $5.6 million from 2016 to 2017 primarily due to the acquisition of Thinklogical and amortization from the Tripwire trademark, which we began amortizing in 2017. These increases were partially offset by the intangible assets classified as held for sale for which we ceased amortizing in the fourth quarter of 2016. See Note 10.

The $23.9 million impairment of assets held for sale in 2016 related to our MCS business and Hirschmann JV. The amount of the impairment of assets held for sale represents the excess carrying value over the fair value of the assets. See Note 2.
Operating income increased by $10.8 million from 2016 to 2017 primarily due to the impairment of assets held for sale in the prior year and the decline in selling, general and administrative expenses; partially offset by the decline in gross profit discussed above.
Interest expense decreased $12.2 million from 2016 to 2017 due to the financing activities in 2017 discussed above. See Note 13.
The loss on debt extinguishment increased $50.1 million from 2016 to 2017. The loss on debt extinguishment recognized in 2017 is the result of the refinancing actions discussed above. The loss on debt extinguishment recognized in 2016 represents the unamortized debt issuance costs written off for the Term Loan that we repaid in 2016. See Note 13.
Income before taxes decreased by $27.2 million from 2016 to 2017 primarily due to the increase in loss on debt extinguishment discussed above.
Income Taxes

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands, except percentages)
Income before taxes	$220,330	$99,348	$126,461	121.8%	(21.4)%
Income tax benefit (expense)	(59,619)	(6,495)	1,185	817.9%	(648.1)%
Effective tax rate	27.1%	6.5%	(0.9)%

2018 Compared to 2017
We recognized income tax expense of $59.6 million in 2018, representing an effective tax rate of 27.1%. The effective tax rate was impacted by the "Tax Cuts and Jobs Act" (the “Act”) and foreign tax rate differences.
On December 22, 2017, the Act was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, we recorded $28.4 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total income tax expense included a $36.0 million tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, offset with a one-time tax expense on deemed repatriation of $29.1 million and a valuation allowance of $35.3 million recorded against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Act currently available, which resulted in additional SAB 118 tax expense of $10.0 million for the year ended December 31, 2018. The total tax expense included an $8.0 million tax expense associated with an increase to the valuation allowance against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law, a $1.3 million tax expense adjustment to the transition tax on the deemed repatriation of cumulative foreign earnings, a $1.1 million tax expense resulting from a valuation allowance established on the deferred tax assets associated with stock options of covered employees, and a $0.4 million income tax benefit associated with an adjustment to the remeasurement of certain deferred tax assets and liabilities.
Our income tax expense was also impacted by foreign tax rate differences. Foreign tax rate differences reduced our income tax expense by approximately $4.0 million and $13.0 million in 2018 and 2017, respectively.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

As of December 31, 2018, we maintained a valuation allowance on our deferred tax assets of $90.9 million. Of this amount, approximately $58.0 million relates to net operating loss deferred tax assets for certain of our Grass Valley entities. Certain Grass Valley entities have a history of significant tax losses in their various jurisdictions. We do not currently have sufficient history of taxable income in the relevant jurisdictions to support the realizability of the net operating losses.
The remaining $32.8 million of valuation allowance primarily relates to deferred tax assets for certain U.S foreign tax credits and U.S. state net operating losses and tax credits. The $23.9 million valuation allowance on the foreign tax credits is a direct result of the Act, as described above. The remaining $8.9 million valuation allowance primarily relates to state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these state carryforward assets were not realizable as of December 31, 2018 due to a history of net operating losses and tax credits expiring without being utilized in certain states and because the current forecast of income is not sufficient to utilize all of these state net operating losses and tax credits prior to expiration.
2017 Compared to 2016
We recognized income tax expense of $6.5 million in 2017, representing an effective tax rate of 6.5%. The effective tax rate was impacted by the following significant factors:

•
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company calculated its best estimate of the impact of the Act in its income tax provision for the year ended December 31, 2017 in accordance with its understanding of the Act and guidance available as of the date of the filing of the 2017 Form 10-K, and as a result, recorded $28.4 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. This provisional income tax expense was comprised of a $36.0 million tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they were expected to reverse, offset by $29.1 million for a one-time tax expense on deemed repatriation, and a $35.3 million valuation allowance recorded against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law.

•
We recognized a net tax benefit of $27.1 million resulting from a non-taxable translation gain associated with a debt instrument that was treated as a loan for U.S. GAAP purposes but as equity for tax purposes.

The net tax benefit described above for 2017 was partially offset by $2.2 million of tax expense to record a liability for uncertain tax positions primarily for our foreign jurisdictions.
Our income tax expense was also impacted by foreign tax rate differences. The statutory tax rates associated with our foreign earnings generally were lower than the 2017 statutory U.S. tax rate of 35%. This had the greatest impact on our income before taxes that was generated in Germany, Canada, and the Netherlands, which have statutory tax rates of approximately 28%, 26%, and 25%, respectively. Foreign tax rate differences reduced our income tax expense by approximately $13.0 million and $17.7 million in 2017 and 2016, respectively.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
As of December 31, 2017, we maintained a valuation allowance on our deferred tax assets of $151.8 million. Of this amount, approximately $104.3 million related to net operating loss deferred tax assets for certain of our Grass Valley entities. Certain Grass Valley entities have a history of significant tax losses in their various jurisdictions. We do not currently have sufficient history of taxable income in the relevant jurisdictions to support the realizability of the net operating losses.
The remaining $47.5 million of valuation allowance primarily related to deferred tax assets for certain U.S foreign tax credits and U.S. state net operating losses and tax credits. The $35.3 million valuation allowance on the foreign tax credits was a direct result of the Act, as described above. The remaining $12.2 million valuation allowance related to state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these state carryforward assets were not realizable as of December 31, 2017 due to a history of net operating losses and tax credits expiring without being utilized in certain states and because the forecast of income at such time was not sufficient to utilize all of these state net operating losses and tax credits prior to expiration.

Consolidated Adjusted Revenues and Adjusted EBITDA

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands, except percentages)
Adjusted Revenues	$2,591,980	$2,388,643	$2,357,805	8.5%	1.3%
Adjusted EBITDA	474,162	434,276	431,201	9.2%	0.7%
as a percent of adjusted revenues	18.3%	18.2%	18.3%

2018 Compared to 2017
Adjusted Revenues increased $203.4 million in 2018 from 2017 due to the following factors:

•	Acquisitions contributed $130.5 million to the increase in adjusted revenues.

•	Higher sales volume resulted in a $75.7 million increase in adjusted revenues.

•	Currency translation had a $14.8 million favorable impact on adjusted revenues.

•	Higher copper costs contributed $10.1 million to the increase in adjusted revenues.

•	The divestiture of our MCS business resulted in a $27.7 million decrease in adjusted revenues.

Adjusted EBITDA increased $39.9 million in 2018 from 2017 primarily due to the increases in revenues discussed above as well as productivity initiatives.
2017 Compared to 2016
Adjusted Revenues increased $30.8 million in 2017 from 2016 due to the following factors:

•	Acquisitions contributed $30.8 million to the increase in adjusted revenues.

•	Higher copper costs contributed $13.0 million to the increase in adjusted revenues.

•	Currency translation had a $12.2 million favorable impact on adjusted revenues.

•	Lower sales volume resulted in a $25.2 million decrease in adjusted revenues.

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
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Consolidated Financial Statements.
Enterprise Solutions

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands, except percentages)
Segment Revenues	$1,522,178	$1,356,305	$1,372,941	12.2%	(1.2)%
Segment EBITDA	267,656	216,558	239,978	23.6%	(9.8)%
as a percent of segment revenues	17.6%	16.0%	17.5%

2018 Compared to 2017
Enterprise revenues increased $165.9 million in 2018 as compared to 2017 primarily due to acquisitions, increases in volume, favorable currency translation, and higher copper prices, which contributed $130.5 million, $25.2 million, $5.8 million, and $4.4 million, respectively, to the increase in revenues over the year ago period.
Enterprise EBITDA increased $51.1 million in 2018 as compared to 2017 primarily due to the increases in revenues discussed above and successful restructuring actions. Accordingly, EBITDA margins expanded 160 basis points over the year ago period.
2017 Compared to 2016
Enterprise revenues decreased $16.6 million in 2017 as compared to 2016 primarily due to decreases in volume, which contributed $66.6 million to the decrease in revenues. The decrease in volume was partially offset by $30.8 million of revenues from the acquisition of Thinklogical as well as higher copper costs and favorable currency translation, which had a $15.3 million and $3.9 million favorable impact on revenues, respectively.
Enterprise EBITDA decreased $23.4 million in 2017 as compared to 2016 primarily due to the decreases in revenues discussed above and the inability to fully and timely pass through the rising copper costs to our customers; partially offset by improved productivity resulting from our restructuring actions and acquisition integration activities.
Industrial Solutions

				Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands, except percentages)
Segment Revenues	$1,069,802	$1,032,338	$984,864	3.6%	4.8%
Segment EBITDA	207,724	214,190	193,811	(3.0)%	10.5%
as a percent of segment revenues	19.4%	20.7%	19.7%

2018 Compared to 2017
Industrial Solutions revenues increased $37.5 million in 2018 as compared to 2017 primarily due to volume growth, favorable currency translation, and higher copper costs, which contributed $50.5 million, $9.0 million, and $5.7 million, respectively, to the increase in revenues year over year; partially offset by $27.7 million from the MCS divestiture in 2017.

Industrial EBITDA decreased $6.5 million in 2018 as compared to 2017. The revenue growth discussed above was offset by unfavorable product mix and temporary inefficiencies related to extended lead times throughout the supply chain experienced in 2018.
2017 Compared to 2016
Industrial Solutions revenues increased $47.5 million in 2017 as compared to 2016 primarily due to volume growth, higher copper costs, and favorable currency translation, which contributed $24.6 million, $14.5 million, and $8.4 million, respectively, to the increase in revenues year over year. Our robust growth in volume stems from our continued strength in discrete manufacturing, our largest vertical.
Industrial EBITDA increased $20.4 million in 2017 as compared to 2016 primarily due to leverage on volume and productivity improvements. Accordingly, Industrial Solutions EBITDA margins expanded 100 basis points to 20.7%.
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, (4) our available credit facilities and other borrowing arrangements, and (5) cash proceeds from equity offerings. We expect our operating activities to generate cash in 2019 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements:

	Years Ended December 31,
	2018	2017
	(In thousands)
Net cash provided by (used for):
Operating activities	$289,220	$255,300
Investing activities	(140,676)	(230,118)
Financing activities	(281,770)	(331,448)
Effects of currency exchange rate changes on cash and cash equivalents	(7,272)	19,258
Decrease in cash and cash equivalents	(140,498)	(287,008)
Cash and cash equivalents, beginning of year	561,108	848,116
Cash and cash equivalents, end of year	$420,610	$561,108

Net cash provided by operating activities totaled $289.2 million for 2018 compared to $255.3 million for 2017. The increase over the year ago period is primarily due to the $62.1 million received from Corning for the patent infringement litigation, an increase in net income, and a favorable change in inventory; partially offset by an unfavorable change in accounts payable. Inventory was a use of cash of $14.8 million in 2018 compared to $84.1 million in the prior year. The increase in inventory levels in 2017 was greater than in 2018 due in part to the build in safety stock inventory throughout 2017 to support the closure of an operating facility. Accounts payable was a use of cash of $29.4 million in 2018 compared to a source of cash of $100.8 million in the prior year. The accounts payable use of cash in 2018 is primarily attributable to the growth in inventory levels in the latter part of 2017 as discussed above.
Net cash used for investing activities totaled $140.7 million for 2018 compared to $230.1 million for 2017. Investing activities for 2018 included capital expenditures of $97.8 million; payments, net of cash acquired, for acquisitions of $84.6 million; net proceeds from the sale of an operating facility of $1.5 million; and net of cash received for the sale of the MCS business and Hirschmann JV which closed on December 31, 2017 of $40.2 million. Investing activities for 2017 included payments, net of cash acquired, for acquisitions of $166.9 million and capital expenditures of $64.3 million.

Net cash flows from financing activities was a $281.8 million use of cash for 2018 compared to $331.4 million for 2017. Financing activities for 2018 included payments under borrowing arrangements of $484.8 million, payments under our share repurchase program of $175.0 million, cash dividend payments of $43.2 million, debt issuance costs of $7.6 million, net payments related to share based compensation activities of $2.1 million, payments for the redemption of our stockholders' rights agreement of $0.4 million, and cash proceeds from the issuance of the €350.0 million 3.875% Notes due 2028 of $431.3 million. Financing activities for 2017 included payments under borrowing arrangements of $1,105.9 million, cash dividend payments of $43.4 million, debt issuance costs of $17.3 million, payments under our share repurchase program of $25.0 million, net payments related to share based compensation activities of $6.6 million, and borrowings under credit arrangements of $866.7 million.
Our cash and cash equivalents balance was $420.6 million as of December 31, 2018. Of this amount, $184.1 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. The Tax Cuts and Jobs Act of 2017 included a one-time transition tax of unremitted foreign earnings. Accordingly, in the years ended December 31, 2018 and 2017, we recorded a tax expense of $1.3 million and $29.1 million, respectively, most of which was non-cash and related to the transition tax on the one-time mandatory deemed repatriation of all our foreign earnings. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. See Note 15, Income Taxes in the accompanying notes to our consolidated financial statements.
Our outstanding debt obligations as of December 31, 2018 consisted of $1.5 billion of senior subordinated notes. As of December 31, 2018, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $359.1 million. Additional discussion regarding our various borrowing arrangements is included in Note 13 to the Consolidated Financial Statements.

Contractual obligations outstanding at December 31, 2018, have the following scheduled maturities:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt payment obligations (1)(2)	1,485,900	$—	$—	$—	$1,485,900
Interest payments on long-term debt obligations	455,700	52,149	104,299	104,299	194,953
Operating lease obligations (3)	100,926	19,877	32,307	19,971	28,771
Purchase obligations (4)	30,248	30,248	—	—	—
Other commitments (5)	8,292	1,792	5,725	775	—
Pension and other postemployment obligations	83,014	7,729	15,818	17,287	42,180
Total	$2,164,080	$111,795	$158,149	$142,332	$1,751,804

(1)	As described in Note 13 to the Consolidated Financial Statements.

(2)
Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on the line entitled, "Interest payments on long-term debt obligations" in the table.

(3)	As described in Note 22 to the Consolidated Financial Statements.

(4)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)
Does not include accounts payable reflected in the financial statements. Includes obligations for uncertain tax positions and legal settlement obligations (see Notes 15 and 27 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Standby financial letters of credit	$7,467	$7,184	$283	$—	$—
Bank guarantees	3,957	2,561	1,396	—	—
Surety bonds	2,360	2,360	—	—	—
Total	$13,784	$12,105	$1,679	$—	$—
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
Revenue Recognition
We recognize revenue consistent with the principles as outlined in the following five step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) each performance obligation is satisfied. See Note 3.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also reserve for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the functionality of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues and accounts receivable. We determine our estimate based on our historical Changes as a percentage of revenues and the average time period between the original sale and the issuance of the Changes. We also adjust other current assets and cost of sales for the estimated level of returns.

We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2018 would have affected net income by less than $1 million in 2018.
At times, we enter into arrangements that involve the delivery of multiple promised goods or services. For these arrangements, when the promised goods or services can be separated, the revenue is allocated to each distinct good or service based on that performance obligation’s relative standalone selling price and recognized based on the period of delivery for each performance obligation Generally, we determine standalone selling price using the adjusted market assessment approach. For software licenses with highly variable standalone selling prices sold with either support or professional services, we generally determine the standalone selling price of the software license using the residual approach.
Revenue allocated to support services under our support contracts is typically recognized ratably over the term of the service. Revenue allocated to distinct professional services is recognized when (or as) the performance obligation is satisfied depending on the terms of the arrangement. When professional services are not distinct from goods, the professional services and goods are combined into one performance obligation, and revenue allocated to that performance obligation is recognized when (or as) the performance obligation is satisfied.
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
We have significant tax credit carryforwards in the U.S. for which we have recorded a partial valuation allowance as a result of the Tax Cuts and Jobs Act of 2017 (the "Act"). The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. We do not expect to generate enough foreign source income in the future to utilize all of these tax credits due to law changes introduced by the Act. Nevertheless, in 2019 we expect to analyze tax planning strategies to potentially identify additional foreign source income in the carryforward period. In addition, we have significant research and development related tax credit carryforwards in Canada on which we have not recorded a valuation allowance. The utilization of these credits is dependent upon the recognition of Canadian taxable income, and we expect to generate enough taxable income in the future to utilize these tax credits.
See Note 15, Income Taxes, to the consolidated financial statements for further information regarding income taxes.

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
We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Enterprise Solutions and Industrial Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified five reporting units within Enterprise Solutions and six reporting units within Industrial Solutions for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2018, we performed a qualitative assessment for seven of our reporting units, which collectively represented approximately $383 million of our consolidated goodwill balance. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.
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
We determined that none of our goodwill was impaired during 2018. Based on our annual goodwill impairment test, the excess of the fair values over the carrying values of our four reporting units tested under a quantitative income approach ranged from 4% - 87%. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 10.1% to 14.5% and the long-term growth rates ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties, with the primary factor that could have an adverse effect being our assumptions relating to growing revenues consistent with our strategic plan.
We test our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2018. Rather, we performed a quantitative assessment for each of our indefinite-lived trademarks in 2018. Under the quantitative assessments, we determined the fair value of each trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired during 2018. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.
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
As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in an increase in the 2018 net periodic benefit cost and projected benefit obligations of approximately $0.4 million and $31.8 million, respectively, as of December 31, 2018. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in the 2018 net periodic benefit cost of approximately $1.6 million.
Conversely, the effect of a 50 basis point increase in the assumed discount rate would have resulted in a decrease in the 2018 net periodic benefit cost and projected benefit obligations of approximately $0.5 million and $28.3 million, respectively, as of December 31, 2018. A 50 basis point increase in the expected return on plan assets would have resulted in a decrease in the 2018 net periodic benefit cost of approximately $1.6 million.
Business Combination Accounting
We allocate the consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the consideration over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We typically engage third party valuation specialists to assist in the fair value determination of inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the business combination date. As necessary, we may engage third party specialists to assist in the estimation of fair value for certain liabilities. We adjust the preliminary acquisition accounting, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
Our acquisition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.
If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings.
See Note 4 to the Consolidated Financial Statements for the acquisition-related information associated with significant acquisitions completed in the last three fiscal years.
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
Our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We generally view our investments in international subsidiaries with functional currencies other than the U.S. dollar as long-term. As a result, we do not generally use derivatives to manage these net investments. However, we designated euro debt issued in 2018, 2017 and 2016 by Belden Inc., a USD functional currency entity, as a net investment hedge of certain international subsidiaries. See Note 14 for further discussion.
Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2018, we recorded approximately $2.3 million of net foreign currency transaction losses.
Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2018.
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real.

Commodity Price Risk
Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables, and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2018 or 2017.
The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2018. The unconditional purchase obligations will settle during 2019.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	1,807
Weighted average price per pound	$2.76
Commitment amounts	$4,994	$4,770
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

Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2018 or 2017.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2018.

	Principal Amount by Expected Maturity			Fair Value
	2019	Thereafter	Total
	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$400,050	$400,050	$390,777
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$514,350	$514,350	$523,912
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$228,600	$228,600	$225,171
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$342,900	$342,900	$345,136
Average interest rate		2.875%
Total			$1,485,900	$1,484,996

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2018, we had $37.0 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 8% of our total accounts receivable outstanding at December 31, 2018. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of Belden Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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
St. Louis, Missouri
February 20, 2019

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$420,610	$561,108
Receivables, net	465,939	473,570
Inventories, net	316,418	297,226
Other current assets	55,757	40,167
Total current assets	1,258,724	1,372,071
Property, plant and equipment, less accumulated depreciation	365,970	337,322
Goodwill	1,557,653	1,478,257
Intangible assets, less accumulated amortization	511,093	545,207
Deferred income taxes	56,018	42,549
Other long-lived assets	29,863	65,207
	$3,779,321	$3,840,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352,646	$376,277
Accrued liabilities	364,276	302,651
Total current liabilities	716,922	678,928
Long-term debt	1,463,200	1,560,748
Postretirement benefits	132,791	102,085
Deferred income taxes	39,943	27,713
Other long-term liabilities	38,877	36,273
Stockholders’ equity:
Preferred stock, par value $0.01 per share— 2,000 shares authorized; 52 shares outstanding	1	1
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 39,396 and 42,019 shares outstanding at 2018 and 2017, respectively	503	503
Additional paid-in capital	1,139,395	1,123,832
Retained earnings	922,000	833,610
Accumulated other comprehensive loss	(74,907)	(98,026)
Treasury stock, at cost— 10,939 and 8,316 shares at 2018 and 2017, respectively	(599,845)	(425,685)
Total Belden stockholders’ equity	1,387,147	1,434,235
Noncontrolling interest	441	631
Total stockholders’ equity	1,387,588	1,434,866
	$3,779,321	$3,840,613
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Revenues	$2,585,368	$2,388,643	$2,356,672
Cost of sales	(1,576,956)	(1,453,890)	(1,375,351)
Gross profit	1,008,412	934,753	981,321
Selling, general and administrative expenses	(525,918)	(461,022)	(486,403)
Research and development expenses	(140,585)	(134,330)	(140,519)
Amortization of intangibles	(98,829)	(103,997)	(98,385)
Gain from patent litigation	62,141	—	—
Impairment of assets held for sale	—	—	(23,931)
Operating income	305,221	235,404	232,083
Interest expense, net	(61,559)	(82,901)	(95,050)
Non-operating pension cost	(342)	(714)	(8,230)
Loss on debt extinguishment	(22,990)	(52,441)	(2,342)
Income before taxes	220,330	99,348	126,461
Income tax benefit (expense)	(59,619)	(6,495)	1,185
Net income	160,711	92,853	127,646
Less: Net loss attributable to noncontrolling interest	(183)	(357)	(357)
Net income attributable to Belden	160,894	93,210	128,003
Less: Preferred stock dividends	34,931	34,931	15,428
Net income attributable to Belden common stockholders	$125,963	$58,279	$112,575

Weighted average number of common shares and equivalents:
Basic	40,675	42,220	42,093
Diluted	40,956	42,643	42,557

Basic income per share attributable to Belden common stockholders:	$3.10	$1.38	$2.67

Diluted income per share attributable to Belden common stockholders:	$3.08	$1.37	$2.65

The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$160,711	$92,853	$127,646
Foreign currency translation, net of tax of $1.7 million, $1.3 million, and $1.2 million, respectively	27,802	(65,046)	18,687
Adjustments to pension and postretirement liability, net of tax of $1.0 million, $2.2 million, and $1.9 million, respectively	(4,690)	6,071	1,170
Other comprehensive income (loss), net of tax	23,112	(58,975)	19,857
Comprehensive income	183,823	33,878	147,503
Less: Comprehensive loss attributable to noncontrolling interest	(190)	(373)	(420)
Comprehensive income attributable to Belden	$184,013	$34,251	$147,923
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$160,711	$92,853	$127,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,632	149,650	145,593
Impairment of assets held for sale	—	—	23,931
Share-based compensation	18,497	14,647	18,178
Loss on debt extinguishment	22,990	52,441	2,342
Deferred income tax expense (benefit)	11,300	(24,098)	(30,034)
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	(21,748)	(24,931)	(10,115)
Inventories	(14,779)	(84,088)	2,677
Accounts payable	(29,401)	100,752	39,298
Accrued liabilities	17,238	(25,076)	(13,181)
Income taxes	(4,390)	5,001	11,722
Other assets	(18,748)	(13,255)	760
Other liabilities	(1,082)	11,404	(4,023)
Net cash provided by operating activities	289,220	255,300	314,794
Cash flows from investing activities:
Capital expenditures	(97,847)	(64,261)	(53,974)
Cash used to acquire businesses, net of cash acquired	(84,580)	(166,896)	(18,848)
Other	—	—	(827)
Proceeds from disposal of tangible assets	1,580	1,039	392
Proceeds from disposal of business	40,171	—	—
Net cash used for investing activities	(140,676)	(230,118)	(73,257)
Cash flows from financing activities:
Payments under borrowing arrangements	(484,757)	(1,105,892)	(294,375)
Payments under share repurchase program	(175,000)	(25,000)	—
Cash dividends paid	(43,169)	(43,376)	(16,079)
Debt issuance costs paid	(7,609)	(17,316)	(3,910)
Withholding tax payments for share based-payment awards	(2,094)	(6,564)	(7,480)
Redemption of stockholders' rights agreement	(411)	—	—
Proceeds from the issuance of preferred stock, net	—	—	501,498
Borrowings under credit arrangements	431,270	866,700	222,050
Net cash provided by (used for) financing activities	(281,770)	(331,448)	401,704
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,272)	19,258	(11,876)
Increase (decrease) in cash and cash equivalents	(140,498)	(287,008)	631,365
Cash and cash equivalents, beginning of period	561,108	848,116	216,751
Cash and cash equivalents, end of period	$420,610	$561,108	$848,116
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
	Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2015	—	$—	50,335	$503	$605,660	$679,716	(8,354)	$(402,793)	$(58,987)	$1,424	$825,523
Net income (loss)	—		—	—	—	128,003	—	—	—	(357)	127,646
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	19,920	(63)	19,857
Preferred stock issuance, net	52	1	—	—	501,497	—	—	—	—	—	501,498
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(4,205)	—	76	117	—	—	(4,088)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(5,040)	—	123	1,650	—	—	(3,390)
Share-based compensation related items	—	—	—	—	18,178	—	—	—	—	—	18,178
Preferred stock dividends	—	—	—	—	—	(15,428)	—	—	—	—	(15,428)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,479)	—	—	—	—	(8,479)
Balance at December 31, 2016	52	$1	50,335	$503	$1,116,090	$783,812	(8,155)	$(401,026)	$(39,067)	$1,004	$1,461,317
Net income (loss)	—	—	—	—	—	93,210	—	—	—	(357)	92,853
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(58,959)	(16)	(58,975)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(2,635)	—	55	(203)	—	—	(2,838)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(4,270)	—	97	544	—	—	(3,726)
Share repurchase program	—	—	—	—	—	—	(313)	(25,000)	—	—	(25,000)
Share-based compensation	—	—	—	—	14,647	—	—	—	—	—	14,647
Preferred stock dividends	—	—	—	—	—	(34,931)	—	—	—	—	(34,931)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,481)	—	—	—	—	(8,481)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	160,894	—	—	—	(183)	160,711
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	23,119	(7)	23,112
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(883)	—	20	118	—	—	(765)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,051)	—	51	722	—	—	(1,329)
Share repurchase program	—	—	—	—	—	—	(2,694)	(175,000)	—	—	(175,000)
Share-based compensation	—	—	—	—	18,497	—	—	—	—	—	18,497
Redemption of stockholders' rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends	—	—	—	—	—	(34,931)	—	—	—	—	(34,931)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,121)	—	—	—	—	(8,121)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588

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
Reclassifications
We have made certain reclassifications to the 2017 and 2016 Condensed Consolidated Financial Statements, including those related to the adoption of Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07) and our segment change, with no impact to reported net income in order to conform to the 2018 presentation. See Note 5.
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
During 2018, 2017, and 2016 we utilized Level 1 inputs to determine the fair value of cash equivalents, and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 4) and for our annual impairment testing (see Note 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2018.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of December 31, 2018 and 2017, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Accounts Receivable
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services and from other business activities, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues and accounts receivable. We also adjust inventory and cost of sales for the estimated level of returns. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable balance at December 31, 2018 and 2017 totaled $25.7 million and $35.7 million, respectively.
We evaluate the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense, net of recoveries, of $1.0 million, $0.0 million, and $1.5 million in 2018, 2017, and 2016, respectively. The allowance for doubtful accounts at December 31, 2018 and 2017 totaled $8.2 million and $7.8 million, respectively.
Inventories and Related Reserves
Inventories are stated at the lower of cost or net realizable value. We determine the cost of all raw materials, work-in-process, and finished goods inventories by the first in, first out method. Cost components of inventories include direct labor, applicable production overhead, and amounts paid to suppliers of materials and products as well as freight costs and, when applicable, duty costs to import the materials and products.
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2018 and 2017 totaled $28.9 million and $25.3 million, respectively.
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
We test our goodwill and other indefinite-lived intangible assets not subject to amortization for impairment on an annual basis as of our fiscal November month-end or when indicators of impairment exist. We base our estimates on assumptions we believe to be reasonable, but which are not predictable with precision and therefore are inherently uncertain. Actual future results could differ from these estimates.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2018, we performed a qualitative assessment for seven of our reporting units, which collectively represented approximately $383.4 million of our consolidated goodwill balance. For those reporting units for which we performed a qualitative assessment, we determined that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for these reporting units as described in the paragraph below.
For our annual impairment test in 2018, we performed a quantitative assessment for four of our reporting units, which collectively represented approximately $1,174.3 million of our consolidated goodwill balance. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs) as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. The fair values of the four reporting units tested under a quantitative approach were in excess of the carrying values as of the impairment testing date.
We did not recognize any goodwill impairment in 2018, 2017, or 2016. See Note 10 for further discussion.
We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets in 2018, 2017, or 2016. See Note 10 for further discussion.
We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2018, 2017, or 2016.
Disposals
During 2018, we sold a previously closed operating facility for net proceeds of $1.5 million and recognized a $0.6 million gain on the sale.
During the fourth quarter of 2016, we committed to a plan to sell our MCS business and 50% ownership interest in Xuzhou Hirschmann Electronics Co. Ltd (the Hirschmann JV) and determined that we met all of the criteria to classify the assets and liabilities of these businesses as held for sale. The MCS business was part of the Industrial Solutions segment and the Hirschmann JV was an equity method investment that was not included in an operating segment. The MCS business operated in Germany and the United States, and the Hirschmann JV was an equity method investment located in China. During 2016, we reached an agreement in principle to sell this disposal group for a total sales price of $39 million plus a working capital adjustment. As the carrying value of the disposal group exceeded the fair value less costs to sell, which we determined based on the expected sales price, by $23.9 million, we recognized an impairment charge equal to this amount in 2016. In 2017, we sold the MCS business and Hirschmann JV for a total purchase price of $40.2 million and recognized a loss on sale of the assets of $1.0 million, which was included in selling, general and administrative expenses. This loss included $2.8 million of accumulated other comprehensive losses that were recognized as a result of the sale. We collected the $40.2 million proceeds from the sale during 2018.
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
Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2018 and 2017 totaled $41.3 million and $38.0 million, respectively.
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
Business Combination Accounting
We allocate the consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the consideration over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We typically engage third party valuation specialists to assist in the fair value determination of inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the business combination date. As necessary, we may engage third party specialists to assist in the estimation of fair value for certain liabilities, such as deferred revenue or postretirement benefit liabilities. We adjust the preliminary acquisition accounting, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
Revenue Recognition
We recognize revenue consistent with the principles as outlined in the following five step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) each performance obligation is satisfied. See Note 3.
Gain from Patent Litigation

On July 5, 2011, the Company’s wholly-owned subsidiary, PPC, filed an action for patent infringement against Corning alleging that Corning infringed two of PPC’s patents. In July 2015, a jury found that Corning willfully infringed both patents. Following a series of appeals, we received a pre-tax amount of approximately $62.1 million from Corning on July 19, 2018. We recorded the $62.1 million of cash received as a pre-tax gain from patent litigation during 2018. Prior to 2018, we had not recognized any amounts in our consolidated financial statements related to this matter. On September 27, 2018, Corning filed a petition for certiorari review by the U.S. Supreme Court. On December 10, 2018, Corning’s certiorari review by the Supreme Court was denied, thus exhausting their opportunities for further appellate relief.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $23.5 million, $25.0 million, and $27.2 million for 2018, 2017, and 2016, respectively.
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
We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and pretax income on our financial statements. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. At December 31, 2018 the valuation allowance of $90.9 million was primarily related to net operating losses and foreign tax credits that we are not expected to realize.

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
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, we recorded $28.4 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total income tax expense included a $36.0 million tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, offset with a one-time tax expense on deemed repatriation of $29.1 million and a valuation allowance of $35.3 million recorded against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Act currently available which resulted in an additional SAB 118 tax expense of $10.0 million for the year ended December 31, 2018. The total tax expense included an $8.0 million tax expense associated with an increase to the valuation allowance against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law, a $1.3 million tax expense adjustment to the transition tax on the deemed repatriation of cumulative foreign earnings, a $1.1 million tax expense resulting from a valuation allowance established on the deferred tax assets associated with stock options of covered employees, and a $0.4 million income tax benefit associated with an adjustment to the remeasurement of certain deferred tax assets and liabilities. See Note 15, Income Taxes, in the accompanying notes to our consolidated financial statements.
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
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new guidance addresses how the following eight specific cash flow items are to be presented: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. We adopted ASU 2016-15 on January 1, 2018. The adoption had no material impact on our statement of cash flows for the year ended December 31, 2018.
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
In March 2017, the FASB issued ASU 2017-07, which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from the service rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component is eligible for capitalization, when applicable. The standard requires the amendments to be applied retrospectively for the presentation of the service cost component and the other cost components of net periodic pension cost and net periodic OPEB cost in the Statement of Operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension and OPEB costs. We adopted ASU 2017-07 on January 1, 2018, and elected to use the practical expedient related to the retrospective presentation requirements. Adoption resulted in a $0.7 million and $8.2 million increase to operating income for the years ended December 31, 2017 and 2016, respectively, but no changes to net income.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the fourth quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.
In August 2018, the FASB issued ASU No. 2018-14 (“ASU 2018-14”), Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU 2018-14 remove certain disclosures, clarify the specific requirements of disclosures, and add new disclosure requirements, including (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments are effective for fiscal years ending after December 15, 2020, and early adoption is permitted. We early adopted ASU 2018-14 in 2018. The adoption had no impact on our financial statements; only our disclosures. See Note 16.
Pending Adoption of Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), a leasing standard for both lessees and lessors that supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under its core principle, a lessee will recognize a right-of-use asset and lease liability on the balance sheet for nearly all leased assets. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. We plan to adopt ASU 2016-02 on January 1, 2019 using the newly permitted transition method issued in July 2018, under ASU No. 2018-11 (“ASU 2018-11”), Leases: Targeted Improvements, which provides an additional (and optional) transition method for adopting the new lease standard. Under this transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative effect adjustment to opening retained earnings in the period of adoption. Furthermore, we plan to elect the following practical expedients and accounting policy elections upon adoption: (i) the package of practical expedients as defined in ASU 2016-02, (ii) the short-term lease accounting policy election, (iii) the practical expedient to not separate non-lease components from lease components, and (iv) the easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of the effective date of ASU 2016-02. We are implementing changes to our systems and processes in response to the new standard. We expect the adoption will result in an increase to our total assets and liabilities on our consolidated balance sheet between $68 million and $78 million, before considering deferred taxes. The adoption is not expected to have a material impact on our results of operations.
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

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU 2018-07 expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees, and provide that non-employee share-

based payment awards be measured at their grant-date fair value and the probability of satisfying performance conditions be taken into account when non-employee share-based payment awards contain such conditions. The standard is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period presented. The amendments were effective on November 5, 2018, however, the SEC staff recently clarified in a Compliance and Disclosure Interpretation (C&DI) that it would not object if a registrant waits until it files Form 10-Q for the quarter that begins after the effective date to comply with the new requirements pertaining to the equity reconciliation but can adopt the other amendments upon effectiveness. We are in the process of evaluating the impact of the final rule on its consolidated financial statements.
Note 3: Revenues
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
We recorded a net increase to retained earnings of $2.6 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to sales commissions and software revenues within our Industrial Solutions segment. There was no significant impact to revenues for the year ended December 31, 2018 as a result of applying Topic 606.
Revenues are recognized when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes collected from customers and remitted to governmental authorities are not included in our revenues. We do not evaluate a contract for a significant financing component when the time between cash collection and performance is less than one year. The following tables present our revenues disaggregated by major product category.

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Year Ended December 31, 2018
Enterprise Solutions	$1,046,744	$468,822	$1,515,566
Industrial Solutions	662,742	407,060	1,069,802
Total	$1,709,486	$875,882	$2,585,368

Year Ended December 31, 2017
Enterprise Solutions	$1,024,090	$332,215	$1,356,305
Industrial Solutions	628,889	403,449	1,032,338
Total	$1,652,979	$735,664	$2,388,643

Year Ended December 31, 2016
Enterprise Solutions	$1,003,799	$368,009	$1,371,808
Industrial Solutions	590,462	394,402	984,864
Total	$1,594,261	$762,411	$2,356,672

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Year Ended December 31, 2018
Enterprise Solutions	$981,822	$294,129	$239,615	$1,515,566
Industrial Solutions	619,721	290,607	159,474	1,069,802
Total	$1,601,543	$584,736	$399,089	$2,585,368

Year Ended December 31, 2017
Enterprise Solutions	$925,647	$214,763	$215,895	$1,356,305
Industrial Solutions	606,331	280,890	145,117	1,032,338
Total	$1,531,978	$495,653	$361,012	$2,388,643

Year Ended December 31, 2016
Enterprise Solutions	$937,741	$220,511	$213,556	$1,371,808
Industrial Solutions	596,032	261,055	127,777	984,864
Total	$1,533,773	$481,566	$341,333	$2,356,672
The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Year Ended December 31, 2018
Enterprise Solutions	$1,441,757	$73,809	$1,515,566
Industrial Solutions	974,029	95,773	1,069,802
Total	$2,415,786	$169,582	$2,585,368

Year Ended December 31, 2017
Enterprise Solutions	$1,281,960	$74,345	$1,356,305
Industrial Solutions	929,263	103,075	1,032,338
Total	$2,211,223	$177,420	$2,388,643

Year Ended December 31, 2016
Enterprise Solutions	$1,293,392	$78,416	$1,371,808
Industrial Solutions	885,208	99,656	984,864
Total	$2,178,600	$178,072	$2,356,672
We generate revenues primarily by selling products that provide secure and reliable transmission of data, sound, and video for mission critical applications. We also generate revenues from providing support and professional services. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers. At times, we enter into arrangements that involve the delivery of multiple performance obligations. For these arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price and recognized when or as each performance obligation is satisfied. Most of our performance obligations related to the sale of products are satisfied at a point in time when control of the product is transferred based on the shipping terms of the arrangement. Generally, we determine standalone selling price using the prices charged to customers on a standalone basis.
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the year ended December 31, 2018. Accrued rebates and accrued returns as of December 31, 2018 totaled $41.3 million and $11.9 million, respectively. Estimated price adjustments recognized against our gross accounts receivable balance as of December 31, 2018 totaled $25.1 million.

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of January 1, 2018, total deferred revenue was $104.4 million, and during 2018, $202.1 million of revenue was deferred and $193.2 million of revenue was recognized. Thus, as of December 31, 2018, total deferred revenue was $113.3 million, and of this amount, $101.2 million will be recognized within the next twelve months, and the remaining $12.1 million is long-term and will be recognized over a period greater than twelve months.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $2.9 million as of December 31, 2018. Total sales commissions costs were $23.3 million during the year ended December 31, 2018. Sales commissions are recorded within selling, general and administrative expenses.
Note 4: Acquisitions
Net-Tech Technology, Inc.
We acquired 100% of the shares of NT2 on April 25, 2018 for a purchase price of $8.5 million that was funded with cash on hand. NT2 is an integrator of optical passive components and network optimization products used within broadband network applications where optical backhaul is used. NT2 is located in the United States. The results of NT2 have been included in our Consolidated Financial Statements from April 25, 2018, and are reported within the Enterprise Solutions segment. The NT2 acquisition was not material to our financial position or results of operations.
Snell Advanced Media
We acquired 100% of the outstanding ownership interest in SAM on February 8, 2018 for a purchase price, net of cash acquired, of $104.5 million. Of the $104.5 million purchase price, $75.2 million was paid on February 8, 2018 and was funded with cash on hand. The acquisition included a potential earnout, which was based upon future combined earnings of SAM and Grass Valley through December 31, 2019. The maximum earnout consideration is $31.4 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the preliminary estimated fair value of the earnout included in the purchase price was $29.3 million. We assumed debt of $19.3 million and paid it off during the first quarter of 2018. SAM designs, manufactures, and sells innovative content production and distribution systems for the broadcast and media markets. SAM is headquartered in the United Kingdom. The results of SAM have been included in our Consolidated Financial Statements from February 8, 2018, and are reported within the Enterprise Solutions segment. The following table summarizes the estimated, preliminary fair value of the assets acquired and the liabilities assumed as of February 8, 2018 (in thousands):

Receivables	$16,551
Inventory	15,084
Prepaid and other current assets	3,799
Property, plant, and equipment	7,716
Intangible assets	51,000
Goodwill	102,715
Deferred income taxes	1,388
Other long-lived assets	3,046
Total assets acquired	$201,299

Accounts payable	$11,825
Accrued liabilities	24,405
Deferred revenue	8,860
Long-term debt	19,315
Postretirement benefits	31,774
Other long-term liabilities	591
Total liabilities assumed	$96,770

Net assets	$104,529
The above acquisition accounting is preliminary, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables; inventories; property, plant and equipment; intangible assets; goodwill; deferred income taxes; deferred revenue; and other assets and liabilities are subject to change. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.
During the fourth quarter 2018, we recorded measurement-period adjustments that increased goodwill by approximately $15 million primarily for changes in the fair value of intangible assets and deferred revenue. The impact of these adjustments to the consolidated statement of operations was immaterial.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
The preliminary fair value of acquired receivables is $16.6 million, which is equivalent to its gross contractual amount.
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
Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expected synergies and the assembled workforce. The expected synergies for the SAM acquisition may be gained from cost synergies and helping broadcast and media content creators, aggregators and distributors significantly improve their effectiveness and efficiency during a period of rapid change in technology, viewer and advertiser behavior and business models. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Preliminary Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$36,500	5.0
Customer relationships	11,000	12.0
Sales backlog	1,900	0.3
Trademarks	1,600	0.9
Total intangible assets subject to amortization	$51,000

Intangible assets not subject to amortization:
Goodwill	$102,715	n/a
Total intangible assets not subject to amortization	$102,715

Total intangible assets	$153,715
Weighted average amortization period		6.2 years
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
Our consolidated revenues for the year ended December 31, 2018 included an estimated $106.3 million from SAM. Due to the integration of SAM into our existing business, we are unable to reasonably estimate the amount of income before taxes from SAM included in our consolidated financial statements. Our consolidated income before taxes for the year ended December 31, 2018 included $46.1 million of severance and other restructuring costs, $10.6 million of amortization of intangible assets, and $1.8 million of cost of sales related to the adjustment of acquired inventory to fair value from SAM.
The following table illustrates the unaudited pro forma effect on operating results as if the SAM acquisition had been completed as of January 1, 2017.

	Years Ended December 31,
	2018	2017
	(In thousands, except per share data) (Unaudited)
Revenues	$2,598,741	$2,500,779
Net income (loss) attributable to Belden common stockholders	168,819	(8,581)
Diluted income (loss) per share attributable to Belden common stockholders	$4.12	$(0.20)
For purposes of the pro forma disclosures, the year ended December 31, 2017 includes nonrecurring expenses related to the acquisition, including severance, restructuring, and acquisition integration costs; amortization of the sales backlog intangible asset; and cost of sales arising from the adjustment of inventory to fair value of $46.1 million, $1.9 million, and $1.7 million, respectively.
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

Thinklogical Holdings, LLC
We acquired 100% of the outstanding ownership interest in Thinklogical on May 31, 2017 for cash of $165.8 million. Thinklogical designs, manufactures, and markets high-bandwidth fiber matrix switches, video, and keyboard/video/mouse extender solutions, camera extenders, and console management solutions. Thinklogical is headquartered in Connecticut. The results of Thinklogical have been included in our Consolidated Financial Statements from May 31, 2017, and are reported within the Enterprise Solutions segment. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of May 31, 2017 (in thousands):

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

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$62,600	10.0
Customer relationships	6,500	8.0
Trademarks	2,900	10.0
Sales backlog	1,400	0.3
Total intangible assets subject to amortization	$73,400

Intangible assets not subject to amortization:
Goodwill	$70,654	n/a
Total intangible assets not subject to amortization	$70,654

Total intangible assets	$144,054
Weighted average amortization period		9.6 years

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
Our consolidated revenues and consolidated income before taxes for the year ended December 31, 2017 included $30.8 million and $(8.9) million, respectively, from Thinklogical. The loss before taxes from Thinklogical included $11.9 million of amortization of intangible assets and $6.1 million of cost of sales related to the adjustment of acquired inventory to fair value.
The following table illustrates the unaudited pro forma effect on operating results as if the Thinklogical acquisition had been completed as of January 1, 2016.

	Years Ended December 31,
	2017	2016
	(In thousands, except per share data) (Unaudited)
Revenues	$2,399,715	$2,407,830
Net income attributable to Belden common stockholders	60,690	113,014
Diluted income per share attributable to Belden common stockholders	$1.42	$2.66
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
M2FX
We acquired 100% of the shares of M2FX on January 7, 2016 for a purchase price of $19.0 million. M2FX is a manufacturer of fiber optic cable and fiber protective solutions for broadband access and telecommunications networks. M2FX is located in the United Kingdom. The results of M2FX have been included in our Consolidated Financial Statements from January 7, 2016, and are reported within the Enterprise Solutions segment. The M2FX acquisition was not material to our financial position or results of operations. Of the total purchase price, $3.2 million was deferred as estimated earn-out consideration. We determined the estimated fair value of the earn-out with the assistance of a third party valuation specialist using a probability weighted discounted cash flow model. The estimated earn-out was scheduled to be paid in early 2017, however, the financial targets tied to the earn-out were not achieved. We reduced the earn-out liability to zero as of December 31, 2016 and recognized a $3.2 million benefit in Selling, General and Administrative expenses in the Consolidated Statements of Operations. This benefit was excluded from Segment EBITDA of our Enterprise Solutions segment.
Note 5: Operating Segments and Geographic Information
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
The results of our former equity method investment in the Hirschmann JV, which we sold effective December 31, 2017, were not included in the corporate expense allocation.

Operating Segment Information

Enterprise Solutions	Years ended December 31,
	2018	2017	2016
	(In thousands)
Segment revenues	$1,522,178	$1,356,305	$1,372,941
Affiliate revenues	6,085	5,091	2,799
Segment EBITDA	267,656	216,558	239,978
Depreciation expense	28,861	26,272	29,455
Amortization of intangibles	45,944	51,054	48,966
Amortization of software development intangible assets	2,180	56	—
Severance, restructuring, and acquisition integration costs	57,563	29,043	18,561
Purchase accounting effects of acquisitions	3,497	6,133	(2,079)
Deferred revenue adjustments	6,612	—	1,774
Patent settlement	—	—	(5,554)
Acquisition of property, plant and equipment	65,619	49,440	38,392
Segment assets	761,309	687,914	571,960

Industrial Solutions	Years ended December 31,
	2018	2017	2016
	(In thousands)
Segment revenues	$1,069,802	$1,032,338	$984,864
Affiliate revenues	81	67	71
Segment EBITDA	207,724	214,190	193,811
Depreciation expense	18,754	19,325	17,753
Amortization of intangibles	52,885	52,943	49,419
Amortization of software development intangible assets	8	—	—
Severance, restructuring, and acquisition integration costs	11,050	13,747	12,579
Deferred revenue adjustments	—	—	4,913
Acquisition of property, plant and equipment	29,215	13,319	15,190
Segment assets	458,801	458,481	342,038

Total Segments	Years ended December 31,
	2018	2017	2016
	(In thousands)
Segment revenues	$2,591,980	$2,388,643	$2,357,805
Affiliate revenues	6,166	5,158	2,870
Segment EBITDA	475,380	430,748	433,789
Depreciation expense	47,615	45,597	47,208
Amortization of intangibles	98,829	103,997	98,385
Amortization of software development intangible assets	2,188	56	—
Severance, restructuring, and acquisition integration costs	68,613	42,790	31,140
Purchase accounting effects of acquisitions	3,497	6,133	(2,079)
Deferred revenue adjustments	6,612	—	6,687
Patent settlement	—	—	(5,554)
Acquisition of property, plant and equipment	94,834	62,759	53,582
Segment assets	1,220,110	1,146,395	913,998

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Total Segment Revenues	$2,591,980	$2,388,643	$2,357,805
Deferred revenue adjustments (1)	(6,612)	—	(6,687)
Patent settlement (2)	—	—	5,554
Consolidated Revenues	$2,585,368	$2,388,643	$2,356,672
Total Segment EBITDA	$475,380	$430,748	$433,789
Amortization of intangibles	(98,829)	(103,997)	(98,385)
Severance, restructuring, and acquisition integration costs (3)	(68,613)	(42,790)	(31,140)
Depreciation expense	(47,615)	(45,597)	(47,208)
Deferred revenue adjustments (1)	(6,612)	—	(6,687)
Purchase accounting effects related to acquisitions (4)	(3,497)	(6,133)	2,079
Costs related to patent litigation	(2,634)	—	—
Amortization of software development intangible assets	(2,188)	(56)	—
Loss on sale of assets (5)	(94)	(1,013)	—
Impairment of assets held for sale (5)	—	—	(23,931)
Patent settlement (2)	—	—	5,554
Income from equity method investment	—	7,502	1,793
Gain from patent litigation	62,141	—	—
Eliminations	(2,218)	(3,260)	(3,781)
Consolidated operating income	305,221	235,404	232,083
Interest expense, net	(61,559)	(82,901)	(95,050)
Non-operating pension cost	(342)	(714)	(8,230)
Loss on debt extinguishment	(22,990)	(52,441)	(2,342)
Consolidated income before taxes	$220,330	$99,348	$126,461

(1)
Our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value. See Note 4, Acquisitions, for details.

(2)	Both our consolidated revenues and gross profit were positively impacted by royalty revenues received during 2016 that related to years prior to 2016 as a result of a patent settlement.

(3)	See Note 12, Severance, Restructuring, and Acquisition Integration Activities, for details.

(4)
In 2018, we recognized $3.5 million of cost of sales related to purchase accounting adjustments, most of which was for the adjustment of acquired inventory to fair value for our SAM and NT2 acquisitions. In 2017, we recognized $6.1 million of cost of sales related to the adjustment of acquired inventory to fair value for our Thinklogical acquisition. In 2016, we made a $3.2 million adjustment to reduce the earn-out liability associated with the M2FX acquisition. This adjustment was partially offset by $0.8 million and $0.2 million of cost of sales related to the adjustment of acquired inventory to fair value related to our Enterprise segment and M2FX acquisition, respectively.

(5)
In 2018, 2017, and 2016, we recognized a $0.1 million loss on sale of assets, $1.0 million loss on sale of assets, and $23.9 million impairment of assets held for sale, respectively, for the sale of our MCS business and Hirschmann JV.

Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Total segment assets	$1,220,110	$1,146,395	$913,998
Cash and cash equivalents	420,610	561,108	848,116
Goodwill	1,557,653	1,478,257	1,385,995
Intangible assets, less accumulated amortization	511,093	545,207	560,082
Deferred income taxes	56,018	42,549	33,706
Corporate assets	13,837	67,097	64,906
Total assets	$3,779,321	$3,840,613	$3,806,803
Total segment acquisition of property, plant and equipment	$94,834	$62,759	$53,582
Corporate acquisition of property, plant and equipment	3,013	1,502	392
Total acquisition of property, plant and equipment	$97,847	$64,261	$53,974
Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2018, 2017 and 2016 for the following countries: the U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2018
Revenues	$1,324,653	$174,727	$132,544	$117,598	$835,846	$2,585,368
Percent of total revenues	51%	7%	5%	5%	32%	100%
Long-lived assets	$189,211	$32,312	$37,227	$39,870	$97,213	$395,833
Year ended December 31, 2017
Revenues	$1,265,455	$167,605	$121,600	$113,990	$719,993	$2,388,643
Percent of total revenues	53%	7%	5%	5%	30%	100%
Long-lived assets	$231,938	$33,806	$34,774	$38,029	$63,982	$402,529
Year ended December 31, 2016
Revenues	$1,283,925	$159,985	$114,605	$104,214	$693,943	$2,356,672
Percent of total revenues	55%	7%	5%	4%	29%	100%
Long-lived assets	$193,263	$31,278	$30,487	$32,386	$60,654	$348,068
Major Customer
Revenues generated from sales to the distributor Anixter International Inc., in both the Enterprise Solutions and Industrial Solutions segments, were $309.0 million (12% of revenues), $292.2 million (12% of revenues), and $286.2 million (12% of revenues) for 2018, 2017, and 2016, respectively. At December 31, 2018, we had $37.0 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 8% of our total accounts receivable outstanding at December 31, 2018.
Note 6: Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net loss attributable to noncontrolling interest in the consolidated statements of operations. The joint venture is not material to our consolidated financial statements as of or for the years ended December 31, 2018, 2017, or 2016.
Note 7: Income Per Share
The following table presents the basis of the income per share computation:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Numerator:
Net income	$160,711	$92,853	$127,646
Less: Net loss attributable to noncontrolling interest	(183)	(357)	(357)
Less: Preferred stock dividends	34,931	34,931	15,428
Net income attributable to Belden common stockholders	$125,963	$58,279	$112,575
Denominator:
Weighted average shares outstanding, basic	40,675	42,220	42,093
Effect of dilutive common stock equivalents	281	423	464
Weighted average shares outstanding, diluted	40,956	42,643	42,557
For the years ended December 31, 2018, 2017, and 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.9 million, 0.5 million, and 0.6 million, respectively, because to do so would have been anti-dilutive. In addition, for the years ended December 31, 2018, 2017, and 2016, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million, 0.2 million, and 0.1 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for the years ended December 31, 2018, 2017, and 2016, diluted weighted average shares outstanding do not include the weighted average impact of preferred shares that are convertible into 6.9 million, 6.9 million, and 3.0 million common shares, respectively, because deducting the preferred stock dividends from net income was more dilutive.
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
Note 8: Inventories
The major classes of inventories were as follows:

	December 31,
	2018	2017
	(In thousands)
Raw materials	$146,803	$133,311
Work-in-process	45,939	35,807
Finished goods	152,572	153,377
Gross inventories	345,314	322,495
Excess and obsolete reserves	(28,896)	(25,269)
Net inventories	$316,418	$297,226

Note 9: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2018	2017
	(In thousands)
Land and land improvements	$30,173	$31,963
Buildings and leasehold improvements	141,009	148,598
Machinery and equipment	569,359	543,594
Computer equipment and software	139,773	136,509
Construction in process	64,145	46,898
Gross property, plant and equipment	944,459	907,562
Accumulated depreciation	(578,489)	(570,240)
Net property, plant and equipment	$365,970	$337,322
Depreciation Expense
We recognized depreciation expense of $47.6 million, $45.6 million, and $47.2 million in 2018, 2017, and 2016, respectively.
Note 10: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$1,557,653	$—	$1,557,653	$1,478,257	$—	$1,478,257
Definite-lived intangible assets subject to amortization:
Developed technology	$545,982	$(379,896)	$166,086	$498,649	$(318,366)	$180,283
Customer relationships	331,643	(115,943)	215,700	320,550	(98,175)	222,375
Trademarks	57,860	(27,106)	30,754	56,794	(18,648)	38,146
In-service research and development	23,833	(16,471)	7,362	23,428	(13,483)	9,945
Backlog	15,885	(15,885)	—	14,535	(14,535)	—
Total intangible assets subject to amortization	975,203	(555,301)	419,902	913,956	(463,207)	450,749
Indefinite-lived intangible assets not subject to amortization:
Trademarks	90,391	—	90,391	92,758	—	92,758
In-process research and development	800	—	800	1,700	—	1,700
Total intangible assets not subject to amortization	91,191	—	91,191	94,458	—	94,458
Intangible assets	$1,066,394	$(555,301)	$511,093	$1,008,414	$(463,207)	$545,207

Segment Allocation of Goodwill and Trademarks
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Enterprise Solutions	Industrial Solutions	Consolidated
	(In thousands)
Balance at December 31, 2016	$617,320	$768,675	$1,385,995
Acquisitions and purchase accounting adjustments	71,394	—	71,394
Translation impact	13,557	7,311	20,868
Balance at December 31, 2017	$702,271	$775,986	$1,478,257
Acquisitions and purchase accounting adjustments	105,899	—	105,899
Translation impact	(22,812)	(3,691)	(26,503)
Balance at December 31, 2018	$785,358	$772,295	$1,557,653
The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Enterprise Solutions	Industrial Solutions	Consolidated
	(In thousands)
Balance at December 31, 2016	$80,350	$41,622	$121,972
Translation impact	2,727	1,260	3,987
Reclassify to definite-lived	—	(33,201)	(33,201)
Balance at December 31, 2017	$83,077	$9,681	$92,758
Translation impact	(1,893)	(474)	(2,367)
Balance at December 31, 2018	$81,184	$9,207	$90,391
Impairment
The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2018 goodwill impairment test, we performed a quantitative assessment for four of our reporting units and determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows using Level 3 inputs. We determined that the fair values of the reporting units were in excess of the carrying values; therefore, we did not record any goodwill impairment for the four reporting units. We performed a qualitative assessment for the remaining seven of our reporting units, and we determined that it was more likely than not that the fair value was greater than the carrying value. Therefore, we did not record any goodwill impairment for the seven reporting units. We also did not recognize any goodwill impairment in 2017 or 2016 based on the results of our annual goodwill impairment testing.
Similar to the quantitative goodwill impairment test, we determined the estimated fair values of our indefinite-lived trademarks by calculating the present values of the estimated cash flows (using Level 3 inputs) attributable to the respective trademarks. We did not recognize any trademark impairment charges in 2018, 2017, or 2016.
Amortization Expense
We recognized amortization expense in income from continuing operations of $101.0 million, $104.0 million, and $98.4 million in 2018, 2017, and 2016, respectively. We expect to recognize annual amortization expense of $90.4 million in 2019, $74.4 million in 2020, $42.1 million in 2021, $38.2 million in 2022, and $29.3 million in 2023 related to our intangible assets balance as of December 31, 2018.
The weighted-average amortization period for our customer relationships, trademarks, developed technology, and in-service research and development is 18.4 years, 7.9 years, 6.5 years, and 5.0 years, respectively.
In connection with a segment change in 2017, we re-evaluated the useful life of the Tripwire trademark and concluded that an indefinite life was no longer appropriate. We estimated a useful life of 10 years and will re-evaluate this estimate if and when our expected use of the Tripwire trademark changes. We began amortizing the Tripwire trademark in 2017, which resulted in amortization expense of $3.1 million for each of the years ended December 31, 2018 and 2017. As of December 31, 2018, the net book value of the Tripwire trademark was $24.8 million.
Note 11: Accrued Liabilities
The carrying values of accrued liabilities were as follows:

	December 31,
	2018	2017
	(In thousands)
Current deferred revenue	$101,194	$90,639
Wages, severance and related taxes	56,129	57,633
Accrued rebates	41,312	38,025
Employee benefits	25,670	25,406
Accrued interest	18,530	22,019
Other (individual items less than 5% of total current liabilities)	121,441	68,929
Accrued liabilities	$364,276	$302,651
Note 12: Severance, Restructuring, and Acquisition Integration Activities
Grass Valley and SAM Integration Program: 2018
During the first quarter of 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $42.3 million of severance and other restructuring costs for this program during 2018. The costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $3 million of additional severance and restructuring costs for this program, which will be incurred during the first quarter of 2019.
Industrial Manufacturing Footprint Program: 2016-2018
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is complete. We recognized $17.7 million, $30.6 million, and $17.8 million of severance and other restructuring costs for this program during 2018, 2017, and 2016, respectively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms. To date, we have incurred a total of $66.1 million in severance and other restructuring costs, including manufacturing inefficiencies for this program.
The following tables summarize the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs
		(In thousands)
Year Ended December 31, 2018
Enterprise Solutions	$9,945	$47,618	$57,563
Industrial Solutions	378	10,672	11,050
Total	$10,323	$58,290	$68,613

Year Ended December 31, 2017
Enterprise Solutions	$4,535	$24,508	$29,043
Industrial Solutions	676	13,071	13,747
Total	$5,211	$37,579	$42,790

Year Ended December 31, 2016
Enterprise Solutions	$520	$18,041	$18,561
Industrial Solutions	6,562	6,017	12,579
Total	$7,082	$24,058	$31,140
The other restructuring and integration costs primarily consisted of equipment transfers, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
Of the total severance, restructuring, and acquisition integration costs recognized during 2018, $28.1 million, $35.0 million, and $5.5 million were included in cost of sales; selling, general and administrative expenses; and research and development expenses, respectively. Of the total severance, restructuring, and acquisition integration costs recognized during 2017, $32.6 million, $10.0 million, and $0.2 million were included in cost of sales; selling, general and administrative expenses; and research and development expenses, respectively. Of the total severance and other restructuring costs recognized during 2016, $12.3 million, $18.0 million, and $0.8 million were included in cost of sales; selling, general and administrative expenses; and research and development expenses, respectively.
There were no significant severance accrual balances as of December 31, 2018 or 2017.
Note 13: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2018	2017
	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	400,050	—
3.375% Senior subordinated notes due 2027	514,350	540,810
4.125% Senior subordinated notes due 2026	228,600	240,360
2.875% Senior subordinated notes due 2025	342,900	360,540
5.25% Senior subordinated notes due 2024	—	200,000
5.50% Senior subordinated notes due 2023	—	242,522
Total senior subordinated notes	1,485,900	1,584,232
Less unamortized debt issuance costs	(22,700)	(23,484)
Long-term debt	$1,463,200	$1,560,748

Revolving Credit Agreement due 2022
In 2017, we entered into an Amended and Restated Credit Agreement (the Revolver) to amend and restate our prior Revolving Credit Agreement. The Revolver provides a $400.0 million multi-currency asset-based revolving credit facility. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. In 2017, we recognized a $0.8 million loss on debt extinguishment for unamortized debt issuance costs related to creditors no longer participating in the new Revolver. In connection with executing the Revolver, we also paid $2.3 million of fees to creditors and third parties that we will amortize over the remaining term of the Revolver. As of December 31, 2018, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $359.1 million.
Senior Subordinated Notes
In March 2018, we completed an offering for €350.0 million ($431.3 million at issuance) aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of December 31, 2018 is $400.1 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, which commenced on September 15, 2018. We paid approximately $7.5 million of fees associated with the issuance of the 2028 Notes, which are being amortized over the life of the 2028 Notes using the effective interest method. We used the net proceeds from this offering and cash on hand to repurchase the 2023 and 2024 Notes - see further discussion below.
In July 2017, we completed an offering for €450.0 million ($509.5 million at issuance) aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of December 31, 2018 is $514.4 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year, which commenced on January 15, 2018. We paid approximately $8.8 million of fees associated with the issuance of the 2027 Notes, which are being amortized over the life of the 2027 Notes using the effective interest method.
In October 2016, we completed an offering for €200.0 million ($222.2 million at issuance) aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of December 31, 2018 is $228.6 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year, which commenced on April 15, 2017. We paid approximately $3.9 million of fees associated with the issuance of the 2026 Notes, which are being amortized over the life of the 2026 Notes using the effective interest method.
In September 2017, we completed an offering for €300.0 million ($357.2 million at issuance) aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of December 31, 2018 is $342.9 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, which commenced on March 15, 2018. We paid approximately $6.2 million of fees associated with the issuance of the 2025 Notes, which are being amortized over the life of the 2025 Notes using the effective interest method.
We had outstanding $200 million aggregate principal amount of 5.25% senior subordinated notes due 2024 (the 2024 Notes). In March 2018, we repurchased $188.7 million of the 2024 Notes outstanding for cash consideration of $199.8 million, including a prepayment penalty and recognized a $13.8 million loss on debt extinguishment including the write-off of unamortized debt issuance costs. In April 2018, we repurchased the remaining 2024 Notes outstanding for cash consideration of $11.9 million, including a prepayment penalty, and recognized a $0.8 million loss on debt extinguishment including the write-off of unamortized debt issuance costs.

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
The senior subordinated notes due 2025, 2026, 2027 and 2028 are redeemable after September 15, 2020, October 15, 2021, July 15, 2022, and March 15, 2023, respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2025		2026		2027		2028
Year	Percentage	Year	Percentage	Year	Percentage	Year	Percentage
2020	101.438%	2021	102.063%	2022	101.688%	2023	101.9375%
2021	100.719%	2022	101.375%	2023	101.125%	2024	101.2916%
2022 and thereafter	100.000%	2023	100.688%	2024	100.563%	2025	100.6458%
		2024 and thereafter	100.000%	2025 and thereafter	100.000%	2026 and thereafter	100.0000%
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2018 was approximately $1,485.0 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,485.9 million as of December 31, 2018.
Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2018 are as follows (in thousands):

2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	1,485,900
$1,485,900
Note 14: Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of December 31, 2018, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operations against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment associated with these notes at December 31, 2018 and 2017 was a gain of $87.5 million and a loss of $56.2 million, respectively.

Note 15: Income Taxes

	Years ended December 31,
	2018	2017	2016
		(In thousands)
Income (loss) before taxes:
United States operations	$126,385	$2,177	$(25,615)
Foreign operations	93,945	97,171	152,076
Income before taxes	$220,330	$99,348	$126,461
Income tax expense (benefit):
Currently payable
United States federal	$27,529	$—	$2,981
United States state and local	3,274	2,392	(1,038)
Foreign	17,516	28,201	26,906
	48,319	30,593	28,849
Deferred
United States federal	10,942	(11,028)	(27,677)
United States state and local	703	(8,758)	(3,139)
Foreign	(345)	(4,312)	782
	11,300	(24,098)	(30,034)
Income tax expense (benefit)	$59,619	$6,495	$(1,185)

	Years Ended December 31,
	2018	2017	2016
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes	1.7%	0.8%	(0.9)%
Impact of change in tax contingencies	(1.0)%	2.2%	2.4%
Foreign income tax rate differences	(1.8)%	(13.1)%	(14.0)%
Impact of change in deferred tax asset valuation allowance	2.0%	1.5%	(7.3)%
Impact of change in legal entity tax status	—%	—%	(5.5)%
Impact of non-taxable translation gain	—%	(27.3)%	—%
Impact of non-taxable interest income	—%	(5.5)%	(4.9)%
Domestic permanent differences and tax credits	0.7%	(15.7)%	(5.7)%
Impact of tax reform	4.5%	28.6%	—%
	27.1%	6.5%	(0.9)%
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, we recorded $28.4 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total income tax expense included a $36.0 million tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, offset with a one-time tax expense on deemed repatriation of $29.1 million and a valuation allowance of $35.3 million recorded against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Act currently available which resulted in an additional SAB 118 tax expense of $2.9 million in the fourth quarter of 2018 and a total tax expense of $10.0 million for the year ended

December 31, 2018. The total tax provision expense included an $8.0 million tax expense associated with an increase to the valuation allowance against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law, a $1.3 million tax expense adjustment to the transition tax on the deemed repatriation of cumulative foreign earnings, a $1.1 million tax expense resulting from a valuation allowance established on the deferred tax assets associated with stock options of covered employees, and a $0.4 million income tax benefit associated with an adjustment to the remeasurement of certain deferred tax assets and liabilities.
If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As a result, as of December 31, 2018, we have not made a provision for U.S. or additional foreign withholding taxes.
Foreign tax rate differences resulted in an income tax benefit of $4.0 million, $13.0 million, and $17.7 million in 2018, 2017, and 2016, respectively. Additionally, in 2018 and 2017, our income tax expense was reduced by $3.0 million and $3.5 million, respectively, due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2022.

	December 31,
	2018	2017
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(114,413)	$(120,171)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	30,896	28,736
Reserves and accruals	25,641	29,297
Net operating loss and tax credit carryforwards	164,823	228,815
Valuation allowances	(90,872)	(151,841)
	130,488	135,007
Net deferred income tax asset	$16,075	$14,836
The decrease in deferred income tax liabilities associated with plant, equipment and intangibles during 2018 is primarily due to the adoption of ASU 2016-16 in the first quarter of 2018 in which deferred tax assets associated with prior intercompany sales of intangible assets were recorded onto the Company’s balance sheet. The decrease in our net operating loss carryforwards and deferred tax valuation allowances is primarily due to the write-off of certain foreign net operating loss carryforwards and the corresponding valuation allowance associated with those foreign net operating losses. The Company has determined these net operating losses are not realizable as a result of a significant change in business operations that occurred in a prior year.
As of December 31, 2018, we had $537.3 million of gross net operating loss carryforwards and $71.0 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $0.2 million in 2018, $8.0 million in 2019, $29.4 million between 2020 and 2022, and $167.8 million between 2023 and 2038. Net operating losses with an indefinite carryforward period total $331.9 million. Of the $537.3 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $172.5 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.
Unless otherwise utilized, tax credit carryforwards of $71.0 million will expire as follows: $1.6 million between 2020 and 2022, $64.2 million between 2023 and 2038. Tax credit carryforwards with an indefinite carryforward period total $5.2 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $42.7 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.

The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2018 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
Australia	$12,064
France	15,538
Germany	13,436
Japan	20,203
Luxembourg	24,252
Netherlands	23,889
Other	45,171
United Kingdom	258,423
United States - Federal and various states	124,349
Total	$537,325

Tax Credit Carryforwards
(In thousands)
United States	$48,859
Canada	22,181
Total	$71,040
In 2018, we recognized a net $1.2 million decrease to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2018	2017
	(In thousands)
Balance at beginning of year	$8,579	$10,474
Additions based on tax positions related to the current year	866	981
Additions for tax positions of prior years	1,292	2,549
Reductions for tax positions of prior years - Settlement	(1,689)	(5,425)
Reduction for tax positions of prior years - Statute of limitations	(1,631)	—
Balance at end of year	$7,417	$8,579
The additions for tax positions of prior years relates to transition tax. The balance of $7.4 million at December 31, 2018, reflects tax positions that, if recognized, would impact our effective tax rate.
As of December 31, 2018, we believe it is reasonably possible that $0.9 million of unrecognized tax benefits will change within the next twelve months primarily attributable to the expected completion of tax audits in the U.S. and foreign jurisdictions.
Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. During 2016, we recognized reductions of interest expense of $0.2 million related to uncertain tax positions. We do not have any material amounts accrued for the payment of interest and penalties as of December 31, 2018 and 2017.
Our federal tax return for the tax years 2015 and later remain subject to examination by the Internal Revenue Service. Belden reached agreement with the Internal Revenue Service for the 2013 and 2014 tax years in December 2018. Our state and foreign income tax returns for the tax years 2010 and later remain subject to examination by various state and foreign tax authorities.

Note 16: Pension and Other Postretirement Benefits
We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, the United Kingdom, the U.S., and certain employees in Germany and Japan. Our plans in the United Kingdom include SAM's defined contribution and defined benefit plans which we acquired during 2018 (see Note 4). The SAM defined benefit plans are frozen and additional benefits are not being earned by the participants. We closed the U.S. defined benefit pension plan to new entrants effective January 1, 2010. Employees who were not active participants in the U.S. defined benefit pension plan on December 31, 2009, are not eligible to participate in the plan. During 2017, we sold our MCS business and its associated pension liabilities. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.
Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2018, 2017, and 2016 was $15.2 million, $13.9 million, and $13.5 million, respectively.
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

	Pension Benefits		Other Benefits
Years Ended December 31,	2018	2017	2018	2017
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(272,025)	$(256,481)	$(30,333)	$(32,038)
Service cost	(4,705)	(4,978)	(47)	(49)
Interest cost	(11,690)	(7,671)	(945)	(1,139)
Participant contributions	(85)	(91)	(6)	(7)
Actuarial gain (loss)	15,032	(3,291)	1,681	3,370
Divestitures (acquisitions)	(185,692)	794	—	—
Settlements	7,437	49	—	—
Plan amendments	(2,822)	—	—	—
Foreign currency exchange rate changes	23,454	(14,299)	2,020	(2,022)
Benefits paid	12,849	13,943	1,487	1,552
Benefit obligation, end of year	$(418,247)	$(272,025)	$(26,143)	$(30,333)

	Pension Benefits		Other Benefits
Years Ended December 31,	2018	2017	2018	2017
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$198,156	$182,370	$—	$—
Actual return on plan assets	(8,364)	18,746	—	—
Employer contributions	5,397	4,425	1,481	1,545
Plan participant contributions	85	91	6	7
Acquisitions	153,919	—	—	—
Settlements	(7,054)	—	—	—
Foreign currency exchange rate changes	(17,616)	6,467	—	—
Benefits paid	(12,849)	(13,943)	(1,487)	(1,552)
Fair value of plan assets, end of year	$311,674	$198,156	$—	$—

Funded status, end of year	$(106,573)	$(73,869)	$(26,143)	$(30,333)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$4,801	$3,174	$—	$—
Accrued benefit liability (current)	(3,320)	(3,736)	(1,405)	(1,555)
Accrued benefit liability (noncurrent)	(108,054)	(73,307)	(24,738)	(28,778)
Net funded status	$(106,573)	$(73,869)	$(26,143)	$(30,333)
The accumulated benefit obligation for all defined benefit pension plans was $412.4 million and $269.2 million at December 31, 2018 and 2017, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with a projected benefit obligation in excess of plan assets were $368.5 million, $362.6 million, and $257.1 million, respectively, as of December 31, 2018 and were $215.6 million, $212.7 million, and $138.5 million, respectively, as of December 31, 2017.
The accumulated benefit obligation and fair value of plan assets for other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets were $26.1 million and $0.0 million, respectively, as of December 31, 2018 and were $30.3 million and $0.0 million, respectively, as of December 31, 2017.
The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2018	2017	2016	2018	2017	2016
			(In thousands)
Components of net periodic benefit cost:
Service cost	$4,705	$4,978	$4,981	$47	$49	$46
Interest cost	11,690	7,671	8,909	945	1,139	1,259
Expected return on plan assets	(16,391)	(10,644)	(12,013)	—	—	—
Amortization of prior service credit	(42)	(41)	(42)	—	—	(42)
Curtailment gain	—	—	(227)	—	—	—
Settlement loss (gain)	1,342	(8)	7,630	—	—	—
Net loss (gain) recognition	2,810	2,597	2,670	(12)	—	86
Net periodic benefit cost	$4,114	$4,553	$11,908	$980	$1,188	$1,349
We recorded settlement losses totaling $1.3 million and $7.6 million during 2018 and 2016, respectively. These settlement losses were the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective annual service cost and interest cost amounts.

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
Years Ended December 31,	2018	2017	2018	2017
Weighted average assumptions for benefit obligations at year end:
Discount rate	3.1%	2.8%	3.7%	3.3%
Salary increase	3.6%	3.6%	N/A	N/A
Cash balance interest credit rate	4.7%	4.7%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	2.8%	3.1%	3.3%	3.7%
Salary increase	3.6%	3.6%	N/A	N/A
Cash balance interest credit rate	4.7%	4.7%	N/A	N/A
Expected return on assets	5.5%	6.0%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.8%	6.2%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2025	2024
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
Plan assets are managed in a balanced portfolio comprised of two major components: an asset growth portion and an asset protection portion. The expected role of asset growth investments is to maximize the long-term real growth of assets, while the role of asset protection investments is to generate current income, provide for more stable periodic returns, and provide some protection against a permanent loss of capital.
Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 30-40% in asset protection investments and 60-70% in asset growth investments and for our pension plans where the majority of the participants are in payment or terminated vested status is 55-90% in asset protection investments and 10-45% in asset growth investments. Asset growth investments include a diversified mix of U.S. and international equity, primarily invested through investment funds. Asset protection investments include government securities and investment grade corporate bonds, primarily invested through investment funds and group insurance contracts. We develop our expected long-term rate of return assumptions based on the historical rates of returns for securities and instruments of the type in which our plans invest.
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

The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2018				December 31, 2017
	Fair Market Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
U.S. equities fund	$96,417	$1,465	$—	$—	$95,425	$—	$—	$—
Non-U.S. equities fund	47,274	5,755	—	—	11,571	—	—	—
Debt securities(b)
Government bond fund	66,439	—	1,253	—	28,429	—	—	—
Corporate bond fund	39,366	—	7,116	—	24,421	—	—	—
Fixed income fund(c)	41,167	—	39,340	—	38,072	—	38,072	—
Other investments(d)	17,274	—	—	—	—	—	—	—
Cash & equivalents	3,737	301	—	—	238	238	—	—
Total	$311,674	$7,521	$47,709	$—	$198,156	$238	$38,072	$—

(a)
This category includes investments in actively managed and indexed investment funds that invest in a diversified pool of equity securities of companies located in the U.S., Canada, Western Europe and other developed countries throughout the world. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund. Equity securities held in separate accounts are valued based on observable quoted prices on active exchanges. Funds which are valued using the net asset value method are not included in the fair value hierarchy.

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

(c)	This category includes guaranteed insurance contracts and annuity policies.

(d)
This category includes investments in hedge funds that pursue multiple strategies in order to provide diversification and balance risk/return objectives, real estate funds, and private equity funds. Funds valued using the net asset method are not included in the fair value hierarchy.

The plans do not invest in individual securities. All investments are through well diversified investment funds. As a result, there are no significant concentrations of risk within the plan assets.
The following table reflects the benefits as of December 31, 2018 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2019	$21,667	$1,432
2020	22,965	1,436
2021	22,199	1,438
2022	23,157	1,438
2023	22,081	1,432
2024-2028	111,338	7,196
Total	$223,407	$14,372
We anticipate contributing $6.3 million and $1.4 million to our pension and other postretirement plans, respectively, during 2019.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2018 and the changes in these amounts during the year ended December 31, 2018 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss (gain)	$48,466	$(3,047)
Net prior service cost	2,734	—
	$51,200	$(3,047)

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss (gain), beginning of year	$44,359	$(1,545)
Amortization of actuarial gain (loss)	(2,810)	12
Actuarial gain	(15,032)	(1,681)
Asset loss	24,755	—
Settlement loss recognized	(1,342)	—
Currency impact	(1,464)	167
Net actuarial loss (gain), end of year	$48,466	$(3,047)
Prior service cost, beginning of year	$11	$—
Amortization of prior service credit	42	—
Prior service cost occurring during the year	2,822	—
Currency impact	(141)	—
Prior service cost, end of year	$2,734	$—

Note 17: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2016	$(4,661)	$(34,406)	$(39,067)
Other comprehensive gain (loss) loss attributable to Belden before reclassifications	(65,030)	4,504	(60,526)
Amounts reclassified from accumulated other comprehensive loss	—	1,567	1,567
Net current period other comprehensive gain (loss) attributable to Belden	(65,030)	6,071	(58,959)
Balance at December 31, 2017	(69,691)	(28,335)	(98,026)

Other comprehensive gain (loss) attributable to Belden before reclassifications	27,809	(7,813)	19,996
Amounts reclassified from accumulated other comprehensive income	—	3,123	3,123
Net current period other comprehensive gain (loss) attributable to Belden	27,809	(4,690)	23,119
Balance at December 31, 2018	$(41,882)	$(33,025)	$(74,907)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Settlement loss	$1,342	(1)
Actuarial losses	2,798	(1)
Prior service credit	(42)	(1)
Total before tax	4,098
Tax benefit	(975)
Total net of tax	$3,123

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 16).
Note 18: Share-Based Compensation
Compensation cost charged against income, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Total share-based compensation cost	$18,497	$14,647	$18,178
Income tax benefit	4,402	5,566	7,069

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs and options granted	$25.19	$27.31	$18.79
Total intrinsic value of SARs converted and options exercised	2,263	7,156	9,678
Tax benefit related to share-based compensation	113	967	1,171
Weighted-average fair value of restricted stock shares and units granted	72.54	79.96	54.52
Total fair value of restricted stock shares and units vested	5,740	10,355	8,171
Expected volatility	33.16%	36.89%	37.47%
Expected term (in years)	5.6	5.6	5.7
Risk-free rate	2.70%	2.01%	1.32%
Dividend yield	0.27%	0.27%	0.38%

	SARs and Stock Options				Restricted Shares and Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
		(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2018	1,132	$62.75			496	$78.03
Granted	265	72.34			338	72.54
Exercised or converted	(62)	36.70			(71)	81.48
Forfeited or expired	(46)	73.76			(136)	91.97
Outstanding at December 31, 2018	1,289	$65.58	6.6	$—	627	$71.66
Vested or expected to vest at December 31, 2018	1,237	$65.33	6.5	$—
Exercisable or convertible at December 31, 2018	801	62.88	5.4	—
At December 31, 2018, the total unrecognized compensation cost related to all nonvested awards was $27.8 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.
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
Note 20: Stockholder Rights Plan
On March 27, 2018, our Board of Directors authorized the redemption of all outstanding preferred share purchase rights issued pursuant to the then existing Rights Agreement. Under the former Rights Agreement, one right was attached to each outstanding share of common stock. The rights were redeemed at a redemption price of $0.01 per right, resulting in a total payment of $0.4 million to the holders of the rights as of the close of business on March 27, 2018.
Note 21: Share Repurchases
On May 25, 2017, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program was funded with cash on hand and cash flows from operating activities. During 2018, we repurchased 2.7 million shares of our common stock under the program for an aggregate cost of $175.0 million and an average price per share of $64.94. During 2017, we repurchased 0.3 million shares of our common stock under the program for an aggregate cost of $25.0 million and an average price per share of $79.75. We have utilized all of the $200.0 million authorized under this share repurchase program.

On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. During 2018, we did not repurchase any shares of our common stock under this program.
Note 22: Operating Leases
Operating lease expense incurred primarily for manufacturing and office space, machinery, and equipment was $31.7 million, $38.6 million, and $40.3 million in 2018, 2017, and 2016, respectively.
Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2018 are as follows (in thousands):

2019	$19,877
2020	17,531
2021	14,776
2022	12,317
2023	7,654
Thereafter	28,771
$100,926

Certain of our operating leases include step rent provisions and rent escalations. We include these step rent provisions and rent escalations in our minimum lease payments obligations and recognize them as a component of rental expense on a straight-line basis over the minimum lease term.

Note 23: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which six are distributors, constitute in aggregate approximately 34%, 35%, and 33% of revenues in 2018, 2017, and 2016, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2018, we were committed to purchase approximately 1.8 million pounds of copper at an aggregate fixed cost of $5.0 million. At December 31, 2018, this fixed cost was $0.2 million more than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.
Labor
Approximately 21% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 15% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2019.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2018 are considered representative of their respective fair values. The fair value of our senior subordinated notes at December 31, 2018 and 2017 was approximately $1,485.0 million and $1,619.3 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,485.9 million and $1,584.2 million as of December 31, 2018 and 2017, respectively.
Note 24: Contingent Liabilities
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
Letters of Credit, Guarantees and Bonds
At December 31, 2018, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $7.5 million, $3.9 million, and $2.4 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.
Note 25: Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Income tax refunds received	$4,782	$5,031	$3,838
Income taxes paid	(54,109)	(35,893)	(26,587)
Interest paid	(48,519)	(79,047)	(87,076)

Note 26: Quarterly Operating Results (Unaudited)

2018	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	91	91	91	92	365
Revenues	$605,565	$668,639	$655,774	$655,390	$2,585,368
Gross profit	230,594	257,596	260,857	259,365	1,008,412
Operating income	44,203	56,506	131,278	73,234	305,221
Net income	2,570	28,792	85,858	43,491	160,711
Less: Net loss attributable to noncontrolling interest	(48)	(77)	(23)	(35)	(183)
Net income attributable to Belden	2,618	28,869	85,881	43,526	160,894
Less: Preferred stock dividends	8,733	8,733	8,732	8,733	34,931
Net income (loss) attributable to Belden common stockholders	(6,115)	20,136	77,149	34,793	125,963

Basic income (loss) per share attributable to Belden common stockholders:	$(0.15)	$0.49	$1.90	$0.87	$3.10

Diluted income (loss) per share attributable to Belden stockholders:	$(0.15)	$0.49	$1.80	$0.87	$3.08
Included in the first, second, third, and fourth quarters of 2018 are severance, restructuring, and integration costs of $20.4 million, $24.9 million, $11.7 million, and $11.6 million, respectively.

2017	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	92	91	91	91	365
Revenues	$551,381	$610,633	$621,745	$604,884	$2,388,643
Gross profit	222,374	243,104	239,849	229,426	934,753
Operating income	51,597	62,776	61,116	59,915	235,404
Net Income	25,581	35,891	945	30,436	92,853
Less: Net loss attributable to noncontrolling interest	(106)	(86)	(82)	(83)	(357)
Net income attributable to Belden	25,687	35,977	1,027	30,519	93,210
Less: Preferred stock dividends	8,733	8,733	8,732	8,733	34,931
Net income (loss) attributable to Belden common stockholders	16,954	27,244	(7,705)	21,786	58,279

Basic income (loss) per share attributable to Belden common stockholders:	$0.40	$0.64	$(0.18)	$0.52	$1.38

Diluted income (loss) per share attributable to Belden common stockholders:	$0.40	$0.64	$(0.18)	$0.51	$1.37
During the financial closing process for the fourth quarter of 2017, we determined that certain consolidated financial statement amounts were not recorded correctly in prior interim periods of 2017. We evaluated these errors and concluded that they were not material to any of our previously issued interim financial statements and did not require restatement of the quarters. The errors primarily related to recognizing revenue prior to satisfying all of the delivery criteria in one business within our Enterprise segment. The impact of the errors in the first, second, and third quarters of 2017 was an overstatement of revenues of $6.1 million, $10.4 million, and $11.8 million, respectively, and an overstatement of net income of $3.0 million, $1.3 million, and $2.6 million, respectively. The impact of the errors in the fourth quarter of 2017 was an understatement of revenues of $27.8 million and an understatement of net income of $5.2 million. All of the errors were corrected as of December 31, 2017.
Included in the first, second, third, and fourth quarters of 2017 are severance, restructuring, and integration costs of $6.6 million, $9.6 million, $16.7 million, and $9.9 million, respectively.

Note 27: Subsequent Events
We signed a settlement agreement with the sellers ("Claimant") of SAM on January 30, 2019 for claims arising over the timing of the earnout consideration outlined in the purchase agreement. As part of the settlement, the parties agreed that the earnout consideration would be payable during the first quarter 2020, unless earlier payment is required as per the terms of the purchase agreement, and Belden would immediately pay the Claimant $0.9 million for interest and fees incurred, which we recognized in selling, general, and administrative expenses in our 2018 financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As permitted, that evaluation excluded the business operations of SAM which was acquired in 2018. The acquired business operations excluded from our evaluation constituted approximately 5% of our total assets as of December 31, 2018, and 5% and (-9%) of our revenues and operating income, respectively, for the year ended December 31, 2018. The operations of the acquired business will be included in our 2019 evaluation. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018, the Company’s internal control over financial reporting was effective.

Our internal controls over financial reporting as of December 31, 2018 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.
In 2017, the Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2017. Within our Grass Valley business unit, headquartered in Montreal, Quebec, Canada, we did not maintain internal controls that were sufficiently designed and operating effectively to ensure that all revenue recognition criteria were satisfied prior to the recognition of revenue. Prior to issuing the fourth quarter and full year 2017 consolidated financial statements, we determined that this control deficiency led to the inappropriate recognition of revenue including certain transactions in which Grass Valley recognized revenue for products upon shipment to third party logistics providers rather than ultimate shipment to the customer-specified final destination. This control deficiency created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and, therefore, we concluded that the deficiency represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2017.

Remediation of the Material Weakness in Internal Control over Financial Reporting
The Company implemented changes in order to remediate the identified material weakness which included the following: (1) enhanced and revised the revenue recognition review control to ensure that it is designed to provide assurance that revenues are recognized at the appropriate time and under the appropriate circumstances, (2) provided additional training to key members of our accounting and finance teams across all of our segments to ensure revenue recognition criteria is fully understood Company-wide, (3) provided further Company-wide revenue recognition training to appropriate accounting, finance and operations personnel to ensure compliance with the revenue recognition criteria under the new ASC 606 revenue standard that we adopted on January 1, 2018, and (4) re-evaluated and changed the structure of Grass Valley’s accounting and finance organization to confirm the presence of the technical knowledge required for each position. The material weakness is remediated as the applicable controls have been designed appropriately and have operated for a sufficient period of time. Management has concluded, through testing, that these controls are operating effectively.

Changes to Internal Control over Financial Reporting
Other than the remediation actions described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on Internal Control over Financial Reporting
We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Belden Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Snell Advanced Media, which is included in the 2018 consolidated financial statements of the Company and constituted 5% of total assets as of December 31, 2018 and 5% and (-9%) of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Snell Advanced Media.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Belden Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2019 expressed an unqualified opinion thereon.
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
February 20, 2019

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2018” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2018 and 2017” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2018
Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2018
Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2018
Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2018
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
			(In thousands)
Accounts Receivable—
Allowance for Doubtful Accounts:
2018	$7,766	$1,273	$1,168	$(1,389)	$(293)	$(294)	$8,231
2017	8,104	950	38	(905)	(995)	574	7,766
2016	8,281	2,517	(1)	(1,336)	(1,046)	(311)	8,104
Inventories—
Excess and Obsolete Allowances:
2018	$25,269	$3,659	$6,204	$(3,328)	$(2,709)	$(199)	$28,896
2017	24,561	2,348	2,628	(3,219)	(2,205)	1,156	25,269
2016	22,531	3,921	(706)	—	(1,142)	(43)	24,561
Deferred Income Tax Asset—
Valuation Allowance:
2018	$151,841	$20,274	$33,870	$(93,432)	$(17,930)	$(3,751)	$90,872
2017	104,771	39,307	—	(3,322)	(1,712)	12,797	151,841
2016	117,071	10,782	616	(8,074)	(10,526)	(5,098)	104,771
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock of Belden Inc.	July 26, 2016 Form 8-K, Exhibit 3.1

3.3	Amended and Restated Bylaws	May 31, 2016 Form 8-K, Exhibit 3.1

4.1	Deposit Agreement dated July 26, 2016, by and among Belden Inc., American Stock Transfer & Trust Company, LLC, and The Holders of the Depositary Receipts Described Therein	July 26, 2016 Form 8-K, Exhibit 4.2

4.2	Indenture relating to 4.125% Senior Subordinated Notes due 2026	October 11, 2016 Form 8-K, Exhibit 4.1

4.3	First Supplemental Indenture relating to 4.125% Senior Subordinated Notes due 2026	June 26, 2017 Form 8-K, Exhibit 4.22

4.4	Indenture relating to 3.375% Senior Subordinated Notes due 2027	July 10, 2017 Form 8-K, Exhibit 4.1

4.5	Indenture relating to 2.875% Senior Subordinated Notes due 2025	September 22, 2017 Form 8-K, Exhibit 4.1

4.6	Indenture relating to 3.875% Senior Subordinated Notes due 2028	March 16, 2018 Form 8-K, Exhibit 4.1

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6,2016 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	August 3, 2016 Form 10-Q, Exhibit 10.1

10.5*	Form of Performance Stock Units Award	August 3, 2016 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibit 10.14

10.10*	First Amendment to Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibit 10.15

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.11*	Second Amendment to Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan	March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21

10.12*	Third Amendment to Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan	November 15, 2004 Form 10-Q, Exhibit 10.50

10.13*	BWC Supplemental Excess Defined Contribution Plan	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibit 10.16

10.14*	First Amendment to BWC Supplemental Excess Defined Contribution Plan	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibit 10.17

10.15*	Second Amendment to BWC Supplemental Excess Defined Contribution Plan	2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24

10.16*	Third Amendment to BWC Supplemental Excess Defined Contribution Plan	November 15, 2004 Form 10-Q, Exhibit 10.51

10.17*	Trust Agreement	November 15, 2004 Form 10-Q, Exhibit 10.52

10.18*	First Amendment to Trust Agreement	November 15, 2004 Form 10-Q, Exhibit 10.53

10.19*	Trust Agreement	November 15, 2004 Form 10-Q, Exhibit 10.54

10.20*	First Amendment to Trust Agreement	November 15, 2004 Form 10-Q, Exhibit 10.55

10.21*	Amended and Restated Executive Employment Agreement with John Stroup	April 7, 2008 Form 8-K, Exhibit 10.1

10.22*	First Amendment to Amended and Restated Executive Employment Agreement with John Stroup	December 17, 2008 Form 8-K, Exhibit 10.1

10.23*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.24*	Executive Employment Agreement with Glenn Pennycook	August 8, 2013 Form 10-Q, Exhibit 10.1

10.25*	Executive Employment Agreement with Dhrupad Trivedi	August 8, 2013 Form 10-Q, Exhibit 10.2

10.26*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.27*	Executive Employment Agreement with Ross Rosenberg	August 5, 2014 Form 10-Q, Exhibit 10.1

10.28*	Executive Employment Agreement with Roel Vestjens	August 5, 2014 Form 10-Q, Exhibit 10.2

10.29*	Executive Employment Agreement with Brian Anderson	May 5, 2015 Form 10-Q, Exhibit 10.1

10.30*	Executive Employment Agreement with Dean McKenna	August 4, 2015 Form 10-Q Exhibit 10.1

10.31*	Executive Employment Agreement with Paul Turner	February 13, 2018 Form 10-K Exhibit 10.31

10.32*	Executive Employment Agreement with Leo Kulmaczewski	November 5, 2018 Form 10-Q Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.33*
Form of Indemnification Agreement with each of the Directors and Brian Anderson, Henk Derksen, Dean McKenna, Glenn Pennycook, Ross Rosenberg, John Stroup, Dhrupad Trivedi, Paul Turner, Roel Vestjens, and Doug Zink
March 1, 2007 Form 10-K, Exhibit 10.39

10.34	Amended and Restated Credit Agreement	May 22, 2017, Form 8-K, Exhibit 10.1

10.35	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	June 29, 2017 Form 8-K, Exhibit 10.1

10.36	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	September 14, 2017 Form 8-K, Exhibit 10.1

10.37	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	March 8, 2018 Form 8-K, Exhibit 10.1

14.1	Code of Ethics	August 26, 2016 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith
24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema
Exhibit 101.CAL XBRL Taxonomy Extension Calculation
Exhibit 101.DEF XBRL Taxonomy Extension Definition
Exhibit 101.LAB XBRL Taxonomy Extension Label
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP	President, Chief Executive Officer, and Chairman	February 20, 2019
John S. Stroup

/s/ HENK DERKSEN	Senior Vice President, Finance, and Chief Financial Officer	February 20, 2019
Henk Derksen

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 20, 2019
Douglas R. Zink

/s/ DAVID ALDRICH*	Lead Independent Director	February 20, 2019
David Aldrich

/s/ LANCE C. BALK*	Director	February 20, 2019
Lance C. Balk

/s/ STEVEN BERGLUND*	Director	February 20, 2019
Steven Berglund

/s/ DIANE D. BRINK*	Director	February 20, 2019
Diane D. Brink

/s/ JUDY L. BROWN*	Director	February 20, 2019
Judy L. Brown

/s/ BRYAN C. CRESSEY*	Director	February 20, 2019
Bryan C. Cressey

/s/ JONATHAN KLEIN*	Director	February 20, 2019
Jonathan Klein

/s/ GEORGE MINNICH*	Director	February 20, 2019
George Minnich

/s/ JOHN MONTER*	Director	February 20, 2019
John Monter

/s/ JOHN S. STROUP
*By John S. Stroup, Attorney-in-fact