Form 10-Q
period 2019-03-31
BELDEN INC.
filed 2019-05-06
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File No. 001-12561
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
As of May 1, 2019, the Registrant had 39,454,981 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$338,982	$420,610
Receivables, net	404,609	465,939
Inventories, net	326,770	316,418
Other current assets	59,381	55,757
Total current assets	1,129,742	1,258,724
Property, plant and equipment, less accumulated depreciation	371,881	365,970
Operating lease right-of-use assets	85,327	—
Goodwill	1,563,827	1,557,653
Intangible assets, less accumulated amortization	495,322	511,093
Deferred income taxes	79,254	56,018
Other long-lived assets	32,605	29,863
	$3,757,958	$3,779,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256,939	$352,646
Accrued liabilities	315,117	364,276
Total current liabilities	572,056	716,922
Long-term debt	1,440,492	1,463,200
Postretirement benefits	131,607	132,791
Deferred income taxes	63,385	39,943
Long-term operating lease liabilities	79,091	—
Other long-term liabilities	39,998	38,877
Stockholders’ equity:
Preferred stock	1	1
Common stock	503	503
Additional paid-in capital	1,138,987	1,139,395
Retained earnings	936,479	922,000
Accumulated other comprehensive loss	(45,898)	(74,907)
Treasury stock	(599,161)	(599,845)
Total Belden stockholders’ equity	1,430,911	1,387,147
Noncontrolling interest	418	441
Total stockholders’ equity	1,431,329	1,387,588
	$3,757,958	$3,779,321
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018

	(In thousands, except per share data)
Revenues	$587,175	$605,565
Cost of sales	(362,447)	(374,971)
Gross profit	224,728	230,594
Selling, general and administrative expenses	(122,788)	(124,872)
Research and development expenses	(34,154)	(37,101)
Amortization of intangibles	(23,341)	(24,418)
Operating income	44,445	44,203
Interest expense, net	(14,193)	(16,978)
Non-operating pension benefit (cost)	547	(275)
Loss on debt extinguishment	—	(19,960)
Income before taxes	30,799	6,990
Income tax expense	(5,621)	(4,420)
Net income	25,178	2,570
Less: Net loss attributable to noncontrolling interest	(24)	(48)
Net income attributable to Belden	25,202	2,618
Less: Preferred stock dividends	8,733	8,733
Net income (loss) attributable to Belden common stockholders	$16,469	$(6,115)

Weighted average number of common shares and equivalents:
Basic	39,420	41,633
Diluted	39,660	41,633

Basic income (loss) per share attributable to Belden common stockholders	$0.42	$(0.15)

Diluted income (loss) per share attributable to Belden common stockholders	$0.42	$(0.15)

Comprehensive income (loss) attributable to Belden	$54,211	$(28,790)

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018

	(In thousands)
Cash flows from operating activities:
Net income	$25,178	$2,570
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	37,001	36,519
Share-based compensation	2,216	3,126
Loss on debt extinguishment	—	19,960
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	61,388	18,921
Inventories	(9,485)	(16,737)
Accounts payable	(97,450)	(90,662)
Accrued liabilities	(70,925)	(48,611)
Income taxes	609	(785)
Other assets	650	(10,602)
Other liabilities	4,758	2,441
Net cash used for operating activities	(46,060)	(83,860)
Cash flows from investing activities:
Capital expenditures	(23,595)	(15,900)
Cash used to acquire businesses, net of cash acquired	—	(76,084)
Proceeds from disposal of tangible assets	10	25
Proceeds from disposal of business	—	39,100
Net cash used for investing activities	(23,585)	(52,859)
Cash flows from financing activities:
Cash dividends paid	(10,725)	(10,790)
Withholding tax payments for share-based payment awards	(1,940)	(1,503)
Other	(70)	—
Payments under borrowing arrangements	—	(401,234)
Payments under share repurchase program	—	(75,270)
Debt issuance costs paid	—	(7,059)
Borrowings under credit arrangements	—	431,270
Net cash used for financing activities	(12,735)	(64,586)
Effect of foreign currency exchange rate changes on cash and cash equivalents	752	3,060
Decrease in cash and cash equivalents	(81,628)	(198,245)
Cash and cash equivalents, beginning of period	420,610	561,108
Cash and cash equivalents, end of period	$338,982	$362,863

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT
THREE MONTHS ENDED MARCH 31, 2019 AND APRIL 1, 2018
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	25,202	—	—	—	(24)	25,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	29,009	1	29,010
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(54)	—	1	16	—	—	(38)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,570)	—	58	668	—	—	(1,902)
Share-based compensation	—	—	—	—	2,216	—	—	—	—	—	2,216
Preferred stock dividends	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,990)	—	—	—	—	(1,990)
Balance at March 31, 2019	52	$1	50,335	$503	$1,138,987	$936,479	(10,880)	$(599,161)	$(45,898)	$418	$1,431,329

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total
		(In thousands)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	2,618	—	—	—	(48)	2,570
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(31,408)	16	(31,392)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(352)	—	7	(9)	—	—	(361)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(1,242)	—	27	100	—	—	(1,142)
Share repurchase program	—	—	—	—	—	—	(1,050)	(75,270)	—	—	(75,270)
Share-based compensation	—	—	—	—	3,126	—	—	—	—	—	3,126
Redemption of stockholders' rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,066)	—	—	—	—	(2,066)
Balance at April 1, 2018	52	$1	50,335	$503	$1,125,364	$795,977	(9,332)	$(500,864)	$(129,434)	$599	$1,292,146
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
The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2018:

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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2018 Annual Report on Form 10-K.
Business Description
We are a signal transmission solutions provider built around two global business platforms – Enterprise Solutions and Industrial Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2019, the 90th day of our fiscal year 2019. Our fiscal second and third quarters each have 91 days. The three months ended April 1, 2018 included 91 days.
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
As of and during the three months ended March 31, 2019 and April 1, 2018, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2019 and April 1, 2018.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of March 31, 2019, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of March 31, 2019, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.3 million, $3.6 million, and $3.3 million, respectively.
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
Current-Year Adoption of Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"), a leasing standard for both lessees and lessors that supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under its core principle, a lessee will recognize a right-of-use (ROU) asset and lease liability on the balance sheet for nearly all leased assets, and additional disclosures are required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. We adopted ASU 2016-02 on January 1, 2019 using the newly permitted transition method issued in July 2018, under ASU No. 2018-11 (“ASU 2018-11”), Leases: Targeted Improvements, which provides an additional (and optional) transition method for adopting the new lease standard. Furthermore, we elected the following practical expedients and accounting policy elections upon adoption: (i) the package of practical expedients as defined in ASU 2016-02, (ii) the short-term lease accounting policy election, (iii) the practical expedient to not separate non-lease components from lease components, and (iv) the easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of the effective date of ASU 2016-02. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $90.5 million and lease liabilities for operating leases of approximately$103.4 million on the Condensed Consolidated Balance Sheet, with no material impact to the Condensed Consolidated Statements of Operations or Condensed Consolidated Cash Flow Statement. The difference between the initial lease liabilities and the ROU assets is related primarily to previously existing lease liabilities. See Note 7 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
In August 2017, the FASB issued Accounting Standards Update No. ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The new guidance better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The standard is effective for fiscal years beginning after December 15, 2018. We adopted ASU 2017-12 effective January 1, 2019. The adoption had no impact on our results of operations.
In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The new guidance is effective for annual and interim periods beginning after December 15, 2018. We adopted ASU 2018-02 effective January 1, 2019, and elected to not reclassify the income tax effects of the Act from accumulated other comprehensive income to retained earnings. The adoption had no impact on our results of operations.

In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU 2018-07 expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees, and provide that non-employee share-based payment awards be measured at their grant-date fair value and the probability of satisfying performance conditions be taken into account when non-employee share-based payment awards contain such conditions. The standard is effective for fiscal years beginning after December 15, 2018. We adopted ASU 2018-07 effective January 1, 2019. The adoption had no impact on our results of operations.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period presented. This final rule was effective on November 5, 2018. We implemented SEC Release No. 33-10532 effective January 1, 2019, which had no impact on our results of operations.
Pending Adoption of Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses. The main provisions of ASU 2016-13 provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date, and require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard will be effective for us beginning January 1, 2020. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.
Note 2:  Revenues
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

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Three Months Ended March 31, 2019	(In thousands)
Enterprise Solutions	$233,671	$92,856	$326,527
Industrial Solutions	158,508	102,140	260,648
Total	$392,179	$194,996	$587,175

Three Months Ended April 1, 2018
Enterprise Solutions	$234,467	$114,657	$349,124
Industrial Solutions	162,730	93,711	256,441
Total	$397,197	$208,368	$605,565
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended March 31, 2019	(In thousands)
Enterprise Solutions	$211,264	$67,320	$47,943	$326,527
Industrial Solutions	152,574	73,315	34,759	260,648
Total	$363,838	$140,635	$82,702	$587,175

Three Months Ended April 1, 2018
Enterprise Solutions	$225,279	$73,329	$50,516	$349,124
Industrial Solutions	149,812	72,592	34,037	256,441
Total	$375,091	$145,921	$84,553	$605,565
The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Three Months Ended March 31, 2019	(In thousands)
Enterprise Solutions	$307,859	$18,668	$326,527
Industrial Solutions	238,704	21,944	260,648
Total	$546,563	$40,612	$587,175

Three Months Ended April 1, 2018
Enterprise Solutions	$332,737	$16,387	$349,124
Industrial Solutions	232,061	24,380	256,441
Total	$564,798	$40,767	$605,565

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the three months ended March 31, 2019. Accrued rebates and accrued returns as of March 31, 2019 totaled $17.7 million and $11.7 million, respectively. Estimated price adjustments recognized against our gross accounts receivable balance as of March 31, 2019 totaled $25.8 million.
Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of January 1, 2019, total deferred revenue was $113.3 million, and during the three months ended March 31, 2019, $47.8 million of revenue was deferred, `and $53.3 million of revenue was recognized. As of March 31, 2019, total deferred revenue was $107.8 million, and of this amount, $92.5 million will be recognized within the next twelve months, and the remaining $15.3 million is long-term and will be recognized over a period greater than twelve months.
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $3.4 million as of March 31, 2019. Total sales commissions costs were $5.6 million during the three months ended March 31, 2019. Sales commissions are recorded within selling, general and administrative expenses.

Note 3:  Acquisitions
Net-Tech Technology, Inc.
We acquired 100% of the shares of Net-Tech Technology, Inc. (NT2) on April 25, 2018 for a purchase price of $8.5 million that was funded with cash on hand. NT2 is an integrator of optical passive components and network optimization products used within broadband network applications where optical backhaul is used. NT2 is located in the United States. The results of NT2 have been included in our Consolidated Financial Statements from April 25, 2018, and are reported within the Enterprise Solutions segment. The NT2 acquisition was not material to our financial position or results of operations.
Snell Advanced Media
We acquired 100% of the outstanding ownership interest in Snell Advanced Media (SAM) on February 8, 2018 for a purchase price, net of cash acquired, of $104.5 million. Of the $104.5 million purchase price, $75.2 million was paid on February 8, 2018 and was funded with cash on hand. The acquisition included a potential earnout, which is based upon future combined earnings of SAM and Grass Valley through December 31, 2019. The maximum earnout consideration is $31.4 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the estimated fair value of the earnout included in the purchase price was $29.3 million. We assumed debt of $19.3 million and paid it off during the first quarter of 2018. During the first quarter of 2019, we signed a settlement agreement with the sellers of SAM for claims arising over the timing of the earnout consideration outlined in the purchase agreement, and as part of the settlement, the parties agreed that the maximum earnout consideration of $31.4 million would be payable during the first quarter 2020, unless earlier payment is required as per the terms of the purchase agreement. SAM designs, manufactures, and sells innovative content production and distribution systems for the broadcast and media markets. SAM is located in the United Kingdom. The results of SAM have been included in our Consolidated Financial Statements from February 8, 2018, and are reported within the Enterprise Solutions segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of February 8, 2018 (in thousands):

Receivables	$16,551
Inventory	15,084
Prepaid and other current assets	3,799
Property, plant, and equipment	7,716
Intangible assets	51,000
Goodwill	103,466
Deferred income taxes	1,388
Other long-lived assets	3,046
Total assets acquired	$202,050

Accounts payable	$11,825
Accrued liabilities	25,135
Deferred revenue	8,860
Long-term debt	19,315
Postretirement benefits	31,774
Other long-term liabilities	591
Total liabilities assumed	$97,500

Net assets	$104,550

During the first quarter 2019, we did not record any significant measurement-period adjustments.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
The fair value of acquired receivables is $16.6 million, which is equivalent to its gross contractual amount.
For purposes of the above allocation, we based our estimate of the fair values for the acquired inventory; property, plant, and equipment; intangible assets; and deferred revenue on valuation studies performed by a third party valuation firm. We have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. To determine the value of the acquired property, plant, and equipment, we used various valuation methods, including both the market approach, which considers sales prices of similar assets in similar conditions (Level 2 valuation), and the cost approach, which considers the cost to replace the asset adjusted for depreciation (Level 3 valuation). We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the fair value of the identifiable intangible assets and deferred revenue (Level 3 valuation).
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

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$36,500	5.0
Customer relationships	11,000	12.0
Sales backlog	1,900	0.3
Trademarks	1,600	0.9
Total intangible assets subject to amortization	$51,000

Intangible assets not subject to amortization:
Goodwill	$103,466	n/a
Total intangible assets not subject to amortization	$103,466

Total intangible assets	$154,466
Weighted average amortization period		6.2 years

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

Three Months Ended
April 1, 2018

(In thousands, except per share data)
(Unaudited)
Revenues	$614,184
Net loss attributable to Belden common stockholders	(1,072)
Diluted loss per share attributable to Belden common stockholders	$(0.03)

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
Note 4:  Reportable Segments
We are organized around two global business platforms: Enterprise Solutions and Industrial Solutions. Each of the global business platforms represents a reportable segment.
The key measures of segment profit or loss reviewed by our chief operating decision maker are Segment Revenues and Segment EBITDA. Segment Revenues represent non-affiliate revenues and include revenues that would have otherwise been recorded by acquired businesses as independent entities but were not recognized in our Condensed Consolidated Statements of Operations and Comprehensive Income due to the effects of purchase accounting and the associated write-down of acquired deferred revenue to fair value. Segment EBITDA excludes certain items, including depreciation expense; amortization of intangibles; asset impairment; severance, restructuring, and acquisition integration costs; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value; and other costs. We allocate corporate expenses to the segments for purposes of measuring Segment EBITDA. Corporate expenses are allocated on the basis of each segment’s relative EBITDA prior to the allocation.
Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing.

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended March 31, 2019
Segment revenues	$326,527	$260,648	$587,175
Affiliate revenues	1,369	17	1,386
Segment EBITDA	39,558	47,459	87,017
Depreciation expense	7,734	4,989	12,723
Amortization of intangibles	10,170	13,171	23,341
Amortization of software development intangible assets	914	23	937
Severance, restructuring, and acquisition integration costs	3,775	—	3,775
Purchase accounting effects of acquisitions	1,313	—	1,313
Segment assets	782,517	477,206	1,259,723
As of and for the three months ended April 1, 2018
Segment revenues	$350,990	$256,433	$607,423
Affiliate revenues	846	29	875
Segment EBITDA	57,452	46,426	103,878
Depreciation expense	7,220	4,645	11,865
Amortization of intangibles	11,170	13,248	24,418
Amortization of software development intangible assets	236	—	236
Severance, restructuring, and acquisition integration costs	14,534	5,860	20,394
Purchase accounting effects of acquisitions	502	—	502
Deferred revenue adjustments	1,858	—	1,858
Segment assets	747,971	432,473	1,180,444

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended
	March 31, 2019	April 1, 2018

	(In thousands)
Total Segment Revenues	$587,175	$607,423
Deferred revenue adjustments (1)	—	(1,858)
Consolidated Revenues	$587,175	$605,565

Total Segment EBITDA	$87,017	$103,878
Amortization of intangibles	(23,341)	(24,418)
Depreciation expense	(12,723)	(11,865)
Severance, restructuring, and acquisition integration costs (2)	(3,775)	(20,394)
Purchase accounting effects related to acquisitions (3)	(1,313)	(502)
Amortization of software development intangible assets	(937)	(236)
Deferred revenue adjustments (1)	—	(1,858)
Loss on sale of assets	—	(94)
Eliminations	(483)	(308)
Consolidated operating income	44,445	44,203
Interest expense, net	(14,193)	(16,978)
Non-operating pension benefit (cost)	547	(275)
Loss on debt extinguishment	—	(19,960)
Consolidated income before taxes	$30,799	$6,990

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
(2) See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3) For the three months ended March 31, 2019, we recognized $1.3 million in selling, general and administrative expenses related to the earnout consideration for the SAM acquisition. For the three months ended April 1, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM acquisition.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended
	March 31, 2019	April 1, 2018

	(In thousands)
Numerator:
Net income	$25,178	$2,570
Less: Net loss attributable to noncontrolling interest	(24)	(48)
Less: Preferred stock dividends	8,733	8,733
Net income (loss) attributable to Belden common stockholders	$16,469	$(6,115)

Denominator:
Weighted average shares outstanding, basic	39,420	41,633
Effect of dilutive common stock equivalents	240	—
Weighted average shares outstanding, diluted	39,660	41,633
For the three months ended March 31, 2019 and April 1, 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 1.0 million and 0.5 million, respectively, because to do so would have been anti-dilutive. In addition, for the three months ended March 31, 2019 and April 1, 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.2 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for both the three months ended March 31, 2019 and April 1, 2018, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 6.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.

Note 6:  Inventories
The major classes of inventories were as follows:

	March 31, 2019	December 31, 2018

	(In thousands)
Raw materials	$140,162	$146,803
Work-in-process	50,560	45,939
Finished goods	166,584	152,572
Gross inventories	357,306	345,314
Excess and obsolete reserves	(30,536)	(28,896)
Net inventories	$326,770	$316,418

Note 7:  Leases

We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 16 years, some of which include options to extend the lease for a period of up to 15 years and some include options to terminate the leases within 1 year. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain any material residual value guarantees or material variable lease payments.

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three months ended March 31, 2019, the rent expense for short-term leases was not material.

We have certain property and equipment lease contracts that may contain lease and non-lease components, and have elected to utilize the practical expedient to account for these components together as a single combined lease component.

As the rate implicit in each lease is not readily determinable, we use the incremental borrowing rate to determine the present value of the lease payments, which is unique to each leased asset, and is based upon the term of the lease, commencement date of the lease, local currency of the leased asset, and the credit rating of the legal entity leasing the asset.

The components of lease expense were as follows:

Three Months Ended
March 31, 2019

(In thousands)
Operating lease cost	$4,873

Finance lease cost
Amortization of right-of-use asset	$26
Interest on lease liabilities	4
Total finance lease cost	$30

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,088
Operating cash flows from finance leases	9
Financing cash flows from finance leases	70

Supplemental balance sheet information related to leases was as follows:

March 31, 2019

(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$85,327

Accrued liabilities	$17,923
Long-term operating lease liabilities	79,091
Total operating lease liabilities	$97,014

Finance leases:
Other long-lived assets, at cost	$848
Accumulated depreciation	(443)
Other long-lived assets, net	$405

Weighted Average Remaining Lease Term
Operating leases	7 years
Finance leases	3 years

Weighted Average Discount Rate
Operating leases	6.9%
Finance leases	6.2%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(In thousands)
2019	$20,175	$288
2020	21,797	183
2021	18,366	68
2022	15,054	37
2023	13,053	14
Thereafter	41,508	1
Total	$129,953	$591

Note 8:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $12.7 million and $11.9 million in the three months ended March 31, 2019 and April 1, 2018, respectively.
We recognized amortization expense related to our intangible assets of $24.3 million and $24.6 million in the three months ended March 31, 2019 and April 1, 2018, respectively.
Note 9:  Severance, Restructuring, and Acquisition Integration Activities
Grass Valley and SAM Integration Program: 2018 - 2019
In 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $3.0 million and $9.2 million of severance and other restructuring costs for this program during the three months ended March 31, 2019 and April 1, 2018, respectively. The costs were incurred by the Enterprise Solutions segment. We do not expect to incur any more costs for this program.
Industrial Manufacturing Footprint Program: 2016 - 2018
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation was complete as of December 31, 2018. We recognized $7.5 million of severance and other restructuring costs for this program during the three months ended April 1, 2018. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms.
The following table summarizes the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended March 31, 2019	(In thousands)
Enterprise Solutions	$220	$3,555	$3,775
Industrial Solutions	—	—	—
Total	$220	$3,555	$3,775

Three Months Ended April 1, 2018
Enterprise Solutions	$508	$14,026	$14,534
Industrial Solutions	52	5,808	5,860
Total	$560	$19,834	$20,394

Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended March 31, 2019, $0.6 million, $2.8 million, and $0.4 million were included in cost of sales; selling, general and administrative expenses; and research and development expenses, respectively. Of the total severance, restructuring, and acquisition integration costs recognized in the three months ended April 1, 2018, $9.4 million, $9.4 million, and $1.6 million were included in cost of sales; selling, general and administrative expenses; and research and development expenses, respectively.
The other restructuring and integration costs primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
There were no significant severance accrual balances as of March 31, 2019 or December 31, 2018.

Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	March 31, 2019	December 31, 2018

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	393,750	400,050
3.375% Senior subordinated notes due 2027	506,250	514,350
4.125% Senior subordinated notes due 2026	225,000	228,600
2.875% Senior subordinated notes due 2025	337,500	342,900
Total senior subordinated notes	1,462,500	1,485,900
Less unamortized debt issuance costs	(22,008)	(22,700)
Long-term debt	$1,440,492	$1,463,200

Revolving Credit Agreement due 2022
Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. As of March 31, 2019, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $345.5 million.
Senior Subordinated Notes
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of March 31, 2019 is $393.8 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of March 31, 2019 is $506.3 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of March 31, 2019 is $225.0 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of March 31, 2019 is $337.5 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.

Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of March 31, 2019 was approximately $1,486.7 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,462.5 million as of March 31, 2019.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of March 31, 2019, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the cumulative translation adjustment section of other comprehensive income. The amount of the cumulative translation adjustment associated with these notes for the three month periods ended March 31, 2019 and April 1, 2018 was a gain of $23.6 million and a loss of $39.2 million, respectively.
Note 12:  Income Taxes
We recognized income tax expense of $5.6 million for the three months ended March 31, 2019, representing an effective tax rate of 18.3%. The effective tax rate was impacted by an income tax benefit of $0.8 million as a result of a change in our valuation allowance on foreign tax credits due to the restructuring of certain foreign operations.
We recognized income tax expense of $4.4 million for the three months ended April 1, 2018 representing an effective tax rate of 63.2%. The effective tax rate was impacted by the following significant factors:

•
We recognized income tax expense of $1.8 million in the three months ended April 1, 2018 as a result of a change in our valuation allowance on foreign tax credits associated with our euro debt refinancing during the quarter.

•	We also recognized income tax expense of $0.5 million in the three months ended April 1, 2018 as a result of changes in our valuation allowance for the Tax Cuts and Jobs Act (the Act).
On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Also on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the three months ended April 1, 2018, we obtained additional information affecting the provisional amount initially recorded for the valuation allowance on certain foreign tax credits in 2017, and as a result, recorded an adjustment to the valuation allowance on certain foreign tax credits at such time.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018

	(In thousands)
Service cost	$1,058	$1,133	$10	$13
Interest cost	3,010	1,876	272	264
Expected return on plan assets	(4,116)	(2,520)	—	—
Amortization of prior service credit	(14)	(10)	—	—
Actuarial losses (gains)	327	665	(26)	—
Net periodic benefit cost	$265	$1,144	$256	$277

Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended
	March 31, 2019	April 1, 2018

	(In thousands)
Net income	$25,178	$2,570
Foreign currency translation gain (loss), net of $0.4 million and $0.5 million tax, respectively	28,791	(31,795)
Adjustments to pension and postretirement liability, net of $0.1 million and $0.3 million tax, respectively	219	403
Total comprehensive income (loss)	54,188	(28,822)
Less: Comprehensive loss attributable to noncontrolling interest	(23)	(32)
Comprehensive income (loss) attributable to Belden	$54,211	$(28,790)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2018	$(41,882)	$(33,025)	$(74,907)
Other comprehensive income attributable to Belden before reclassifications	28,790	—	28,790
Amounts reclassified from accumulated other comprehensive income	—	219	219
Net current period other comprehensive gain attributable to Belden	28,790	219	29,009
Balance at March 31, 2019	$(13,092)	$(32,806)	$(45,898)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$301	(1)
Prior service credit	(14)	(1)
Total before tax	287
Tax benefit	(68)
Total net of tax	$219
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 13).

Note 15:  Preferred Stock
In 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on or around July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. The net proceeds are for general corporate purposes. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness. During each of the three months ended March 31, 2019 and April 1, 2018, dividends on the Preferred Stock were $8.7 million.
Note 16: Subsequent Events
We acquired 100% of the shares of Opterna International Corp. (Opterna) on April 15, 2019 for a purchase price of approximately $45 million, net of cash acquired. The acquisition also includes potential earnout consideration up to a maximum of $25 million. Opterna is an international fiber optics solutions business, which designs and manufactures a range of complementary fiber connectivity, cabinet, and enclosure products used in optical networks.

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
Trends and Events
The following trends and events during 2019 have had varying effects on our financial condition, results of operations, and cash flows.
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. During the three months ended March 31, 2019, approximately 50% of our consolidated revenues were to customers outside of the U.S.
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
Grass Valley and SAM Integration Program
In 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $3.0 million of severance and other restructuring costs for this program during the three months ended March 31, 2019. The costs were incurred by the Enterprise Solutions segment. We do not expect to incur any more costs for this program.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the three months ended March 31, 2019:

•
We did not change any of our existing critical accounting policies from those listed in our 2018 Annual Report on Form 10-K other than updating our lease accounting policies for the adoption of ASU 2016-02;

•
No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended
	March 31, 2019	April 1, 2018	% Change

	(In thousands, except percentages)
Revenues	$587,175	$605,565	(3.0)%
Gross profit	224,728	230,594	(2.5)%
Selling, general and administrative expenses	(122,788)	(124,872)	(1.7)%
Research and development expenses	(34,154)	(37,101)	(7.9)%
Amortization of intangibles	(23,341)	(24,418)	(4.4)%
Operating income	44,445	44,203	0.5%
Interest expense, net	(14,193)	(16,978)	(16.4)%
Non-operating pension benefit (cost)	547	(275)	(298.9)%
Loss on debt extinguishment	—	(19,960)	(100.0)%
Income before taxes	30,799	6,990	340.6%
Revenues decreased $18.4 million, or 3.0%, in the three months ended March 31, 2019 from the comparable period of 2018 due to the following factors:

•	Lower sales volume resulted in a $20.9 million decrease in revenues.

•	Currency translation had a $13.7 million unfavorable impact on revenues.

•	Copper prices had a $5.1 million unfavorable impact on revenues.

•	Favorable pricing resulted in a $10.6 million increase in revenues.

•	Acquisitions contributed an estimated $10.7 million increase in revenues.

The decrease in volume was primarily experienced in our Enterprise solutions segment, partially offset by an increase in volume in our Industrial solutions segment.

Gross profit decreased $5.9 million, or 2.5%, in the three months ended March 31, 2019 from the comparable period of 2018 due to the decreases in revenues discussed above as well as a $0.7 million increase in the amortization of software development intangible assets. The aforementioned adverse impacts on gross profit were partially offset by decreases in severance, restructuring, and acquisition integration costs and purchase accounting effects of acquisitions of $8.8 million and $0.5 million, respectively, as compared to the year ago period.
Selling, general and administrative expenses decreased $2.1 million, or 1.7%, in the three months ended March 31, 2019 from the comparable period of 2018. A decrease in severance, restructuring, and acquisition integration costs; favorable currency translation; and productivity improvement initiatives contributed $6.6 million, $1.7 million, and $0.9 million, respectively, to the decrease in selling, general and administrative expenses; partially offset by a $5.8 million and $1.3 million increase in selling, general and administrative expenses from acquisitions and purchase accounting effects related to acquisitions, respectively, over the year ago period.
Research and development expenses decreased $2.9 million, or 7.9%, in the three months ended March 31, 2019 from the comparable period of 2018. Productivity improvement initiatives; a decrease in severance, restructuring, and acquisition integration costs; and favorable currency translation contributed $2.6 million, $1.2 million, and $0.4 million, respectively, to the decrease in research and development expenses; partially offset by a $1.3 million increase in research and development expenses from acquisitions over the year ago period.
Amortization of intangibles decreased $1.1 million, or 4.4%, in the three months ended March 31, 2019 from the comparable period of 2018 primarily due to certain intangible assets becoming fully amortized.
Operating income increased $0.2 million, or 0.5%, in the three months ended March 31, 2019 from the comparable period of 2018 primarily due to the decrease in operating expenses discussed above.
Net interest expense decreased $2.8 million, or 16.4%, in the three months ended March 31, 2019 from the comparable period of 2018 as a result of our debt transactions during 2018. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding €200.0 million 5.5% senior subordinated notes due 2023 as well as all of our outstanding $200.0 million 5.25% senior subordinated notes due 2024.
The loss on debt extinguishment recognized in the first quarter of 2018 represents the premium paid to the bond holders to retire a portion of the 2023 and 2024 notes and the unamortized debt issuance costs written-off.
Income before taxes increased $23.8 million in the three months ended March 31, 2019 from the comparable period of 2018. This increase is primarily due to the loss on debt extinguishment in the prior year as well as the decline in net interest expense and increase in operating income over the year ago period discussed above.
Income Taxes

	Three Months Ended
	March 31, 2019	April 1, 2018	% Change

	(In thousands, except percentages)
Income before taxes	$30,799	$6,990	340.6%
Income tax expense	5,621	4,420	27.2%
Effective tax rate	18.3%	63.2%
We recognized income tax expense of $5.6 million for the three months ended March 31, 2019, representing an effective tax rate of 18.3%. The effective tax rate was impacted by an income tax benefit of $0.8 million as a result of a change in our valuation allowance on foreign tax credits due to the restructuring of certain foreign operations.

We recognized income tax expense of $4.4 million for the three months ended April 1, 2018 representing an effective tax rate of 63.2%. The effective tax rate was impacted by the following significant factors:

•
We recognized income tax expense of $1.8 million in the three months ended April 1, 2018 as a result of a change in our valuation allowance on foreign tax credits associated with our euro debt refinancing during the quarter.

•	We also recognized income tax expense of $0.5 million in the three months ended April 1, 2018 as a result of changes in our valuation allowance for the Act.
On December 22, 2017, the Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Also on December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the three months ended April 1, 2018, we obtained additional information affecting the provisional amount initially recorded for the valuation allowance on certain foreign tax credits in 2017, and as a result, recorded an adjustment to the valuation allowance on certain foreign tax credits at such time.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended
	March 31, 2019	April 1, 2018	% Change

	(In thousands, except percentages)
Adjusted Revenues	$587,175	$607,423	(3.3)%
Adjusted EBITDA	87,081	103,295	(15.7)%
as a percent of adjusted revenues	14.8%	17.0%
Adjusted Revenues decreased $20.2 million, or 3.3%, in the three months ended March 31, 2019 from the comparable period of 2018 due to the following factors:

•	Lower sales volume resulted in a $20.9 million decrease in revenues.

•	Currency translation had a $13.7 million unfavorable impact on revenues.

•	Copper prices had a $5.1 million unfavorable impact on revenues.

•	Acquisitions contributed an estimated $8.9 million increase in revenues.

•	Favorable pricing resulted in a $10.6 million increase in revenues.

The decrease in volume was primarily experienced in our Enterprise solutions segment, partially offset by an increase in volume in our Industrial solutions segment.

Adjusted EBITDA decreased in the three months ended March 31, 2019 from the comparable period of 2018 primarily due to the decrease in revenues as discussed above.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	March 31, 2019	April 1, 2018

	(In thousands, except percentages)
GAAP revenues	$587,175	$605,565
Deferred revenue adjustments (1)	—	1,858
Adjusted revenues	$587,175	$607,423

GAAP net income	$25,178	$2,570
Amortization of intangible assets	23,341	24,418
Interest expense, net	14,193	16,978
Depreciation expense	12,723	11,865
Income tax expense	5,621	4,420
Severance, restructuring, and acquisition integration costs (2)	3,775	20,394
Purchase accounting effects related to acquisitions (3)	1,313	502
Amortization of software development intangible assets	937	236
Loss on debt extinguishment	—	19,960
Deferred revenue adjustments (1)	—	1,858
Loss on sale of assets	—	94
Adjusted EBITDA	$87,081	$103,295

GAAP net income margin	4.3%	0.4%
Adjusted EBITDA margin	14.8%	17.0%

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
(2) See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3) For the three months ended March 31, 2019, we recognized $1.3 million in selling, general and administrative expenses related to the earnout consideration for the SAM acquisition. For the three months ended April 1, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM acquisition.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.

Enterprise Solutions

	Three Months Ended
	March 31, 2019	April 1, 2018	% Change

	(In thousands, except percentages)
Segment Revenues	$326,527	$350,990	(7.0)%
Segment EBITDA	39,558	57,452	(31.1)%
as a percent of segment revenues	12.1%	16.4%
Enterprise Solutions revenues decreased $24.5 million, or 7.0%, in the three months ended March 31, 2019 from the comparable period of 2018. For the three months ended March 31, 2019, decreases in volume, unfavorable currency translation, and lower copper prices contributed an estimated $32.1 million, $5.5 million, and $2.1 million to the decline in revenues; partially offset by the impact of acquisitions and favorable pricing, which contributed an estimated $8.9 million and $6.3 million increase in revenues, respectively. The decrease in volume was primarily due to softer demand in the final mile broadband and live media production markets, partially offset by growth in the smart buildings market.
Enterprise Solutions EBITDA decreased $17.9 million, or 31.1%, in the three months ended March 31, 2019 compared to the year ago period primarily as a result of the decline in revenues discussed above, partially offset by the impact of productivity improvement initiatives, which had an estimated $5.8 million favorable impact on EBITDA.
Industrial Solutions

	Three Months Ended
	March 31, 2019	April 1, 2018	% Change

	(In thousands, except percentages)
Segment Revenues	$260,648	$256,433	1.6%
Segment EBITDA	47,459	46,426	2.2%
as a percent of segment revenues	18.2%	18.1%
Industrial Solutions revenues increased $4.2 million, or 1.6%, in the three months ended March 31, 2019 from the comparable period of 2018 primarily due to growth in volume and favorable pricing, which contributed an estimated $11.1 million and $4.3 million to the increase in revenues, respectively; partially offset by unfavorable currency translation and lower copper prices, which had an estimated $8.2 million and $3.0 million unfavorable impact on revenues, respectively. The increase in volume was broad-based with growth in all regions.
Industrial Solutions EBITDA increased $1.0 million, or 2.2%, in the three months ended March 31, 2019 from the comparable period of 2018 primarily as a result of the growth in revenues discussed above. Accordingly, EBITDA margins expanded 10 basis points year-over-year.
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

The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	March 31, 2019	April 1, 2018

	(In thousands)
Net cash provided by (used for):
Operating activities	$(46,060)	$(83,860)
Investing activities	(23,585)	(52,859)
Financing activities	(12,735)	(64,586)
Effects of currency exchange rate changes on cash and cash equivalents	752	3,060
Decrease in cash and cash equivalents	(81,628)	(198,245)
Cash and cash equivalents, beginning of period	420,610	561,108
Cash and cash equivalents, end of period	$338,982	$362,863
Operating cash flows were a use of cash of $46.1 million and $83.9 million in the first quarter of 2019 and 2018, respectively, representing an improvement of $37.8 million. The improvement in operating cash flows as compared to prior year is primarily due to a $42.5 million increase in cash received from receivables over the year ago period. The improvement in receivables lowered days sales outstanding to 62 days during the first quarter of 2019 as compared to 66 days during the first quarter of 2018.
Net cash used for investing activities totaled $23.6 million for the three months ended March 31, 2019, compared to $52.9 million for the comparable period of 2018. Investing activities for the three months ended March 31, 2019 included capital expenditures of $23.6 million. Investing activities for the three months ended April 1, 2018 included payments, net of cash acquired, for the acquisition of SAM of $75.2 million; capital expenditures of $15.9 million; and a $1.0 million payment related to our 2015 acquisition of Tripwire that had previously been deferred, net of $39.1 million of cash received for the sale of the MCS business and Hirschmann JV which closed on December 31, 2017. Capital expenditures increased $7.7 million year-over-year due in part to the investments we are making in India and software development.
Net cash used for financing activities for the three months ended March 31, 2019 totaled $12.7 million, compared to $64.6 million for the comparable period of 2018. Financing activities for the three months ended March 31, 2019 included cash dividend payments of $10.7 million and net payments related to share based compensation activities of $1.9 million. Financing activities for the three months ended April 1, 2018 included payments under borrowing arrangements of $401.2 million, payments under our share repurchase program of $75.3 million, cash dividend payments of $10.8 million, debt issuance costs of $7.1 million, net payments related to share based compensation activities of $1.5 million, and $431.3 million of cash proceeds from the issuance of the €350.0 million 3.875% Notes due 2028.
Our cash and cash equivalents balance was $339.0 million as of March 31, 2019. Of this amount, $165.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of March 31, 2019 consisted of $1,462.5 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements. As of March 31, 2019, we had $345.5 million in available borrowing capacity under our Revolver.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of March 31, 2019.

	Principal Amount by Expected Maturity			Fair
	2019	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$393,750	$393,750	$396,928
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$506,250	$506,250	$510,032
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$225,000	$225,000	$236,905
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$337,500	$337,500	$342,802
Average interest rate		2.875%
Total			$1,462,500	$1,486,667
Item 7A of our 2018 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2018.
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

PART II OTHER INFORMATION
Item 1:        Legal Proceedings
SEC Investigation - As disclosed in our Current Report on Form 8-K filed with the SEC on December 3, 2018, we are fully cooperating with an SEC investigation related to the material weakness in internal controls over financial reporting as of December 31, 2017 disclosed in our 2017 Form 10-K. We continue to believe that the outcome of the investigation will not have a material adverse effect on the Company.
We are a party to various other legal proceedings and administrative actions that are incidental to our operations. In our opinion, the proceedings and actions in which we are involved should not, individually or in the aggregate, have a material adverse effect on our financial condition, operating results, or cash flows. However, since the trends and outcome of this litigation are inherently uncertain, we cannot give absolute assurance regarding the future resolution of such litigation, or that such litigation may not become material in the future.
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our 2018 Annual Report on Form 10-K.
Item 6:        Exhibits
Exhibits

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.DEF	Definition Linkbase Document

Exhibit 101.PRE	Presentation Linkbase Document

Exhibit 101.LAB	Labels Linkbase Document

Exhibit 101.CAL	Calculation Linkbase Document

Exhibit 101.SCH	Schema Document

Exhibit 101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	May 6, 2019	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	May 6, 2019	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 6, 2019	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer