Form 10-Q
period 2019-06-30
BELDEN INC.
filed 2019-08-05
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Commission File No. 001-12561
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, $0.01 par value	BDC	New York Stock Exchange
As of July 31, 2019, the Registrant had 45,452,492 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$295,243	$420,610
Receivables, net	451,487	465,939
Inventories, net	309,711	316,418
Other current assets	60,017	55,757
Total current assets	1,116,458	1,258,724
Property, plant and equipment, less accumulated depreciation	383,067	365,970
Operating lease right-of-use assets	84,099	—
Goodwill	1,607,848	1,557,653
Intangible assets, less accumulated amortization	506,706	511,093
Deferred income taxes	90,112	56,018
Other long-lived assets	34,690	29,863
	$3,822,980	$3,779,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,897	$352,646
Accrued liabilities	323,124	364,276
Total current liabilities	590,021	716,922
Long-term debt	1,457,571	1,463,200
Postretirement benefits	131,023	132,791
Deferred income taxes	79,224	39,943
Long-term operating lease liabilities	77,679	—
Other long-term liabilities	53,929	38,877
Stockholders’ equity:
Preferred stock	1	1
Common stock	503	503
Additional paid-in capital	1,143,494	1,139,395
Retained earnings	967,970	922,000
Accumulated other comprehensive loss	(62,591)	(74,907)
Treasury stock	(621,167)	(599,845)
Total Belden stockholders’ equity	1,428,210	1,387,147
Noncontrolling interests	5,323	441
Total stockholders’ equity	1,433,533	1,387,588
	$3,822,980	$3,779,321
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(In thousands, except per share data)
Revenues	$637,530	$668,639	$1,224,705	$1,274,204
Cost of sales	(396,507)	(411,043)	(758,954)	(786,014)
Gross profit	241,023	257,596	465,751	488,190
Selling, general and administrative expenses	(122,482)	(138,842)	(245,270)	(263,714)
Research and development expenses	(35,034)	(37,209)	(69,188)	(74,310)
Amortization of intangibles	(22,368)	(25,039)	(45,709)	(49,457)
Operating income	61,139	56,506	105,584	100,709
Interest expense, net	(14,168)	(15,088)	(28,361)	(32,066)
Non-operating pension benefit (cost)	481	(257)	1,028	(532)
Loss on debt extinguishment	—	(3,030)	—	(22,990)
Income before taxes	47,452	38,131	78,251	45,121
Income tax expense	(5,162)	(9,339)	(10,783)	(13,759)
Net income	42,290	28,792	67,468	31,362
Less: Net income (loss) attributable to noncontrolling interests	90	(77)	66	(125)
Net income attributable to Belden	42,200	28,869	67,402	31,487
Less: Preferred stock dividends	8,733	8,733	17,466	17,466
Net income attributable to Belden common stockholders	$33,467	$20,136	$49,936	$14,021

Weighted average number of common shares and equivalents:
Basic	39,389	40,735	39,405	41,184
Diluted	39,611	40,974	39,635	41,492

Basic income per share attributable to Belden common stockholders	$0.85	$0.49	$1.27	$0.34

Diluted income per share attributable to Belden common stockholders	$0.84	$0.49	$1.26	$0.34

Comprehensive income attributable to Belden	$25,507	$89,897	$79,718	$61,107

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018

	(In thousands)
Cash flows from operating activities:
Net income	$67,468	$31,362
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	72,739	74,072
Share-based compensation	7,594	7,868
Loss on debt extinguishment	—	22,990
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	20,329	(12,370)
Inventories	17,351	(14,486)
Accounts payable	(91,542)	(84,689)
Accrued liabilities	(59,410)	(30,351)
Income taxes	(12,361)	(4,142)
Other assets	5,092	(17,275)
Other liabilities	(5,615)	(2,341)
Net cash provided by (used for) operating activities	21,645	(29,362)
Cash flows from investing activities:
Capital expenditures	(50,769)	(39,493)
Cash used to acquire businesses, net of cash acquired	(50,517)	(84,580)
Proceeds from disposal of tangible assets	19	1,517
Proceeds from disposal of business	—	40,171
Net cash used for investing activities	(101,267)	(82,385)
Cash flows from financing activities:
Payments under share repurchase program	(22,815)	(100,000)
Cash dividends paid	(21,448)	(22,034)
Withholding tax payments for share-based payment awards	(2,002)	(1,579)
Other	(173)	—
Payments under borrowing arrangements	—	(484,757)
Debt issuance costs paid	—	(7,469)
Redemption of stockholders' rights agreement	—	(411)
Borrowings under credit arrangements	—	431,270
Net cash used for financing activities	(46,438)	(184,980)
Effect of foreign currency exchange rate changes on cash and cash equivalents	693	(2,932)
Decrease in cash and cash equivalents	(125,367)	(299,659)
Cash and cash equivalents, beginning of period	420,610	561,108
Cash and cash equivalents, end of period	$295,243	$261,449

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
		(In thousands)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	25,202	—	—	—	(24)	25,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	29,009	1	29,010
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(54)	—	1	16	—	—	(38)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,570)	—	58	668	—	—	(1,902)
Share-based compensation	—	—	—	—	2,216	—	—	—	—	—	2,216
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,990)	—	—	—	—	(1,990)
Balance at March 31, 2019	52	$1	50,335	$503	$1,138,987	$936,479	(10,880)	$(599,161)	$(45,898)	$418	$1,431,329
Net income	—	—	—	—	—	42,200	—	—	—	90	42,290
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(16,693)	40	(16,653)
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	—	—	4,775	4,775
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(10)	—	—	2	—	—	(8)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(861)	—	29	807	—	—	(54)
Share repurchase program	—	—	—	—	—	—	(397)	(22,815)	—	—	(22,815)
Share-based compensation	—	—	—	—	5,378	—	—	—	—	—	5,378
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,976)	—	—	—	—	(1,976)
Balance at June 30, 2019	52	$1	50,335	$503	$1,143,494	$967,970	(11,248)	$(621,167)	$(62,591)	$5,323	$1,433,533

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
		(In thousands)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	2,618	—	—	—	(48)	2,570
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(31,408)	16	(31,392)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(352)	—	7	(9)	—	—	(361)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(1,242)	—	27	100	—	—	(1,142)
Share repurchase program	—	—	—	—	—	—	(1,050)	(75,270)	—	—	(75,270)
Share-based compensation	—	—	—	—	3,126	—	—	—	—	—	3,126
Redemption of stockholders' rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,066)	—	—	—	—	(2,066)
Balance at April 1, 2018	52	$1	50,335	$503	$1,125,364	$795,977	(9,332)	$(500,864)	$(129,434)	$599	$1,292,146
Cumulative effect of change in accounting principles	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	28,869	—	—	—	(77)	28,792
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	61,028	(17)	61,011
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(64)	—	2	20	—	—	(44)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(552)	—	19	520	—	—	(32)
Share repurchase program	—	—	—	—	—	—	(388)	(24,730)	—	—	(24,730)
Share-based compensation	—	—	—	—	4,742	—	—	—	—	—	4,742
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,042)	—	—	—	—	(2,042)
Balance at July 1, 2018	52	$1	50,335	$503	$1,129,490	$814,071	(9,699)	$(525,054)	$(68,406)	$505	$1,351,110

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2019, the 90th day of our fiscal year 2019. Our fiscal second and third quarters each have 91 days. The six months ended June 30, 2019 and July 1, 2018 included 181 and 182 days, respectively.
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
As of and during the three and six months ended June 30, 2019 and July 1, 2018, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3). We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2019 and July 1, 2018.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of June 30, 2019, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of June 30, 2019, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.4 million, $3.6 million, and $3.3 million, respectively.
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
Current-Year Adoption of Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"), a leasing standard for both lessees and lessors that supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under its core principle, a lessee will recognize a right-of-use (ROU) asset and lease liability on the balance sheet for nearly all leased assets, and additional disclosures are required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. We adopted ASU 2016-02 on January 1, 2019 using the permitted transition method issued in July 2018, under ASU No. 2018-11 (“ASU 2018-11”), Leases: Targeted Improvements, which provides an additional (and optional) transition method for adopting the new lease standard. Furthermore, we elected the following practical expedients and accounting policy elections upon adoption: (i) the package of practical expedients as defined in ASU 2016-02, (ii) the short-term lease accounting policy election, (iii) the practical expedient to not separate non-lease components from lease components, and (iv) the easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of the effective date of ASU 2016-02. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $90.5 million and lease liabilities for operating leases of approximately $103.4 million on the Condensed Consolidated Balance Sheet, with no material impact to the Condensed Consolidated Statements of Operations or Condensed Consolidated Cash Flow Statement. The difference between the initial lease liabilities and the ROU assets is related primarily to previously existing lease liabilities. See Note 7 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
In August 2017, the FASB issued Accounting Standards Update No. ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The new guidance better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The standard is effective for fiscal years beginning after December 15, 2018. We adopted ASU 2017-12 effective January 1, 2019. The adoption had no impact on our results of operations.
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

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Three Months Ended June 30, 2019	(In thousands)
Enterprise Solutions	$268,382	$101,480	$369,862
Industrial Solutions	167,121	100,547	267,668
Total	$435,503	$202,027	$637,530

Three Months Ended July 1, 2018
Enterprise Solutions	$279,567	$117,326	$396,893
Industrial Solutions	172,880	98,866	271,746
Total	$452,447	$216,192	$668,639

Six Months Ended June 30, 2019
Enterprise Solutions	$502,053	$194,336	$696,389
Industrial Solutions	325,629	202,687	528,316
Total	$827,682	$397,023	$1,224,705

Six Months Ended July 1, 2018
Enterprise Solutions	$514,042	$231,983	$746,025
Industrial Solutions	335,602	192,577	528,179
Total	$849,644	$424,560	$1,274,204
The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended June 30, 2019	(In thousands)
Enterprise Solutions	$244,670	$72,932	$52,260	$369,862
Industrial Solutions	154,261	71,722	41,685	267,668
Total	$398,931	$144,654	$93,945	$637,530

Three Months Ended July 1, 2018
Enterprise Solutions	$256,191	$82,595	$58,107	$396,893
Industrial Solutions	155,529	73,979	42,238	271,746
Total	$411,720	$156,574	$100,345	$668,639

Six Months Ended June 30, 2019
Enterprise Solutions	$455,934	$140,252	$100,203	$696,389
Industrial Solutions	306,835	145,037	76,444	528,316
Total	$762,769	$285,289	$176,647	$1,224,705

Six Months Ended July 1, 2018
Enterprise Solutions	$481,474	$155,927	$108,624	$746,025
Industrial Solutions	305,333	146,571	76,275	528,179
Total	$786,807	$302,498	$184,899	$1,274,204
The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Three Months Ended June 30, 2019	(In thousands)
Enterprise Solutions	$350,270	$19,592	$369,862
Industrial Solutions	245,440	22,228	267,668
Total	$595,710	$41,820	$637,530

Three Months Ended July 1, 2018
Enterprise Solutions	$379,416	$17,477	$396,893
Industrial Solutions	248,022	23,724	271,746
Total	$627,438	$41,201	$668,639

Six Months Ended June 30, 2019
Enterprise Solutions	$658,129	$38,260	$696,389
Industrial Solutions	484,144	44,172	528,316
Total	$1,142,273	$82,432	$1,224,705

Six Months Ended July 1, 2018
Enterprise Solutions	$712,160	$33,865	$746,025
Industrial Solutions	480,075	48,104	528,179
Total	$1,192,235	$81,969	$1,274,204

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and six months ended June 30, 2019 and July 1, 2018.
The following table presents estimated and accrued variable consideration:

	June 30, 2019	July 1, 2018

	(in thousands)
Accrued rebates	$24,178	$23,586
Accrued returns	13,249	8,676
Price adjustments recognized against gross accounts receivable	29,762	26,581

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of June 30, 2019, total deferred revenue was $107.4 million, and of this amount, $94.2 million is expected to be recognized within the next twelve months, and the remaining $13.2 million is long-term and is expected to be recognized over a period greater than twelve months.
The following table presents deferred revenue activity:

	Six Months Ended
	June 30, 2019	July 1, 2018

	(In thousands)
Beginning balance	$113,300	$104,400
New deferrals	92,213	90,583
Revenue recognized	(98,100)	(98,600)
Ending balance	$107,413	$96,383

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period.
Total capitalized sales commissions was $3.3 million as of June 30, 2019 and $2.3 million as of July 1, 2018. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(in thousands)
Sales commissions	$5,185	$6,332	$10,769	$12,461

Note 3:  Acquisitions
Opterna International Corp.
We acquired 100% of the shares of Opterna International Corp. (Opterna) on April 15, 2019 for a preliminary purchase price, net of cash acquired, of $61.5 million. Of the $61.5 million purchase price, $45.5 million was paid on April 15, 2019 and was funded with cash on hand. The acquisition included a potential earnout, which is based upon future Opterna financial targets through April 15, 2021. The maximum earnout consideration is $25.0 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the estimated fair value of the earnout included in the purchase price was $16.0 million. Opterna is an international fiber optics solutions business based in Sterling, Virginia, which designs and manufactures a range of complementary fiber connectivity, cabinet, and enclosure products used in optical networks. The results of Opterna have been included in our Consolidated Financial Statements from April 15, 2019, and are reported within the Enterprise Solutions segment. Certain subsidiaries of Opterna include noncontrolling interests. Because Opterna has a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's revenues are generated from transactions with the noncontrolling interests. The following table summarizes the estimated, preliminary fair values of the assets acquired and the liabilities assumed as of April 15, 2019 (in thousands):

Receivables	$5,308
Inventory	8,491
Prepaid and other current assets	566
Property, plant, and equipment	1,328
Intangible assets	26,900
Goodwill	44,973
Deferred income taxes	36
Operating lease right-to-use assets	2,204
Other long-lived assets	2,070
Total assets acquired	$91,876

Accounts payable	$4,847
Accrued liabilities	4,346
Long-term deferred tax liability	7,316
Long-term operating lease liability	1,923
Other long-term liabilities	7,153
Total liabilities assumed	$25,585
Net assets	$66,291

Noncontrolling interests	4,775

Net assets attributable to Belden	$61,516

The above purchase price allocation is preliminary, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of receivables, inventories, intangible assets, goodwill, deferred income taxes, other assets and liabilities, and noncontrolling interests are subject to change. A change in the estimated fair value of the net assets acquired or noncontrolling interests will change the amount of the purchase price allocable to goodwill.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.
The preliminary fair value of acquired receivables is $5.3 million, which is equivalent to its gross contractual amount.
For purposes of the above allocation, we based our preliminary estimate of the fair values for the acquired inventory, intangible assets, and noncontrolling interests on valuation studies performed by a third party valuation firm. We have estimated a preliminary fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the preliminary fair value of the identifiable intangible assets (Level 3 valuation). Our preliminary estimate of the fair values for the noncontrolling interests were based on the comparable EBITDA multiple valuation technique (Level 3 valuation).
Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expansion of product offerings in the optical fiber market. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$3,500	5.0
Customer relationships	22,000	15.0
Sales backlog	900	0.5
Trademarks	500	2.0
Total intangible assets subject to amortization	$26,900

Intangible assets not subject to amortization:
Goodwill	$44,973	n/a
Total intangible assets not subject to amortization	$44,973

Total intangible assets	$71,873
Weighted average amortization period		13.0 years

The amortizable intangible assets reflected in the table above were determined by us to have finite lives. The useful life for the developed technology intangible asset was based on the estimated time that the technology provides us with a competitive advantage and thus approximates the period and pattern of consumption of the intangible asset. The useful life for the customer relationship intangible asset was based on our forecasts of estimated sales from recurring customers. The useful life of the backlog intangible asset was based on our estimate of when the ordered items would ship and control of the items transfers. The useful life for the trademarks was based on the period of time we expect to continue to go to market using the trademarks.

Our consolidated revenues and consolidated income before taxes for the three and six months ended June 30, 2019 included $8.8 million and $(0.1) million, respectively, from Opterna. The income before taxes from Opterna included $0.9 million of amortization of intangible assets and $0.6 million of cost of sales related to the adjustment of acquired inventory to fair value. Consolidated net income for the three and six months ended June 30, 2019 included $0.1 million of net income attributable to noncontrolling interests of Opterna.
The following table illustrates the unaudited pro forma effect on operating results as if the Opterna acquisition had been completed as of January 1, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(In thousands, except per share data)
	(Unaudited)
Revenues	$637,530	$675,343	$1,233,321	$1,287,431
Net income attributable to Belden common stockholders	36,045	19,977	52,531	11,664
Diluted income per share attributable to Belden common stockholders	$0.91	$0.49	$1.33	$0.28

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
FutureLink
We acquired the FutureLink product line and related assets from Suttle, Inc. on April 5, 2019 for a preliminary purchase price of $5 million that was funded with cash on hand. The acquisition of FutureLink allows us to offer a more complete set of fiber product offerings. The results from the acquisition of FutureLink have been included in our Condensed Consolidated Financial Statements from April 5, 2019, and are reported within the Enterprise Solutions segment. The acquisition of FutureLink was not material to our financial position or results of operations.

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
Snell Advanced Media
We acquired 100% of the outstanding ownership interest in Snell Advanced Media (SAM) on February 8, 2018 for a purchase price, net of cash acquired, of $104.6 million. Of the $104.6 million purchase price, $75.2 million was paid on February 8, 2018 and was funded with cash on hand. The acquisition included a potential earnout, which is based upon future combined earnings of SAM and Grass Valley through December 31, 2019. The maximum earnout consideration is $31.4 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the estimated fair value of the earnout included in the purchase price was $29.3 million. We assumed debt of $19.3 million and paid it off during the first quarter of 2018. During the first quarter of 2019, we signed a settlement agreement with the sellers of SAM for claims arising over the timing of the earnout consideration outlined in the purchase agreement, and as part of the settlement, the parties agreed that the maximum earnout consideration of $31.4 million would be payable during the first quarter 2020, unless earlier payment is required as per the terms of the purchase agreement. SAM designs, manufactures, and sells innovative content production and distribution systems for the broadcast and media markets. SAM is located in the United Kingdom. The results of SAM have been included in our Consolidated Financial Statements from February 8, 2018, and are reported within the Enterprise Solutions segment. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of February 8, 2018 (in thousands):

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

During 2019, we did not record any significant measurement-period adjustments.
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

Our consolidated revenues and consolidated income before taxes for the three months ended July 1, 2018 include $31.1 million and $(6.6) million, respectively, from SAM. The loss before taxes from SAM included $20.3 million of severance and other restructuring costs, $2.8 million of amortization of intangible assets, and $0.7 million of cost of sales related to the adjustment of acquired inventory to fair value. Our consolidated revenues and consolidated income before taxes for the six months ended July 1, 2018 included $51.9 million and $(9.4) million, respectively, from SAM. The loss before taxes from SAM included $29.5 million of severance and other restructuring costs, $5.0 million of amortization of intangible assets, and $1.2 million of cost of sales related to the adjustment of acquired inventory to fair value.
The following table illustrates the unaudited pro forma effect on operating results as if the SAM acquisition had been completed as of January 1, 2017.

	Three Months Ended	Six Months Ended
	July 1, 2018	July 1, 2018

	(In thousands, except per share data)
	(Unaudited)
Revenues	$671,441	$1,285,625
Net income attributable to Belden common stockholders	35,241	34,169
Diluted loss per share attributable to Belden common stockholders	$0.86	$0.82

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
The key measures of segment profit or loss are Segment Revenues and Segment EBITDA. Segment Revenues represent non-affiliate revenues and include revenues that would have otherwise been recorded by acquired businesses as independent entities but were not recognized in our Condensed Consolidated Statements of Operations and Comprehensive Income due to the effects of purchase accounting and the associated write-down of acquired deferred revenue to fair value. Segment EBITDA excludes certain items, including depreciation expense; amortization of intangibles; asset impairment; severance, restructuring, and acquisition integration costs; purchase accounting effects related to acquisitions, such as the adjustment of acquired inventory and deferred revenue to fair value; and other costs. We allocate corporate expenses to the segments for purposes of measuring Segment EBITDA. Corporate expenses are allocated on the basis of each segment’s relative EBITDA prior to the allocation.
Our measure of segment assets does not include cash, goodwill, intangible assets, deferred tax assets, or corporate assets. All goodwill is allocated to reporting units of our segments for purposes of impairment testing.

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended June 30, 2019
Segment revenues	$369,862	$267,668	$637,530
Affiliate revenues	893	—	893
Segment EBITDA	53,483	47,458	100,941
Depreciation expense	7,540	4,761	12,301
Amortization of intangibles	9,320	13,048	22,368
Amortization of software development intangible assets	1,044	28	1,072
Severance, restructuring, and acquisition integration costs	3,082	—	3,082
Purchase accounting effects of acquisitions	718	—	718
Segment assets	822,402	478,894	1,301,296
As of and for the three months ended July 1, 2018
Segment revenues	$399,695	$271,746	$671,441
Affiliate revenues	1,496	17	1,513
Segment EBITDA	70,281	53,225	123,506
Depreciation expense	7,153	4,873	12,026
Amortization of intangibles	11,809	13,230	25,039
Amortization of software development intangible assets	488	—	488
Severance, restructuring, and acquisition integration costs	22,887	2,041	24,928
Purchase accounting effects of acquisitions	1,036	—	1,036
Deferred revenue adjustments	2,802	—	2,802
Segment assets	759,334	436,885	1,196,219
As of and for the six months ended June 30, 2019
Segment revenues	$696,389	$528,316	$1,224,705
Affiliate revenues	2,263	17	2,280
Segment EBITDA	93,041	94,917	187,958
Depreciation expense	15,273	9,748	25,021
Amortization of intangibles	19,490	26,219	45,709
Amortization of software development intangible assets	1,958	51	2,009
Severance, restructuring, and acquisition integration costs	6,860	—	6,860
Purchase accounting effects of acquisitions	2,031	—	2,031
Segment assets	822,402	478,894	1,301,296
As of and for the six months ended July 1, 2018
Segment revenues	$750,685	$528,179	$1,278,864
Affiliate revenues	2,542	46	2,588
Segment EBITDA	127,733	99,651	227,384
Depreciation expense	14,373	9,518	23,891
Amortization of intangibles	22,979	26,478	49,457
Amortization of software development intangible assets	724	—	724
Severance, restructuring, and acquisition integration costs	37,421	7,901	45,322
Purchase accounting effects of acquisitions	1,538	—	1,538
Deferred revenue adjustments	4,660	—	4,660
Segment assets	759,334	436,885	1,196,219

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(In thousands)
Total Segment Revenues	$637,530	$671,441	$1,224,705	$1,278,864
Deferred revenue adjustments (1)	—	(2,802)	—	(4,660)
Consolidated Revenues	$637,530	$668,639	$1,224,705	$1,274,204

Total Segment EBITDA	$100,941	$123,506	$187,958	$227,384
Amortization of intangibles	(22,368)	(25,039)	(45,709)	(49,457)
Depreciation expense	(12,301)	(12,026)	(25,021)	(23,891)
Severance, restructuring, and acquisition integration costs (2)	(3,082)	(24,928)	(6,860)	(45,322)
Purchase accounting effects related to acquisitions (3)	(718)	(1,036)	(2,031)	(1,538)
Amortization of software development intangible assets	(1,072)	(488)	(2,009)	(724)
Deferred revenue adjustments (1)	—	(2,802)	—	(4,660)
Loss on sale of assets	—	—	—	(94)
Eliminations	(261)	(681)	(744)	(989)
Consolidated operating income	61,139	56,506	105,584	100,709
Interest expense, net	(14,168)	(15,088)	(28,361)	(32,066)
Non-operating pension benefit (cost)	481	(257)	1,028	(532)
Loss on debt extinguishment	—	(3,030)	—	(22,990)
Consolidated income before taxes	$47,452	$38,131	$78,251	$45,121

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
(2) See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3) For the three and six months ended June 30, 2019, we recognized expenses related to the earnout consideration for the SAM acquisition, and we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Opterna and FutureLink acquisitions. For the three and six months ended July 1, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM and NT2 acquisitions.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(In thousands)
Numerator:
Net income	$42,290	$28,792	$67,468	$31,362
Less: Net income (loss) attributable to noncontrolling interests	90	(77)	66	(125)
Less: Preferred stock dividends	8,733	8,733	17,466	17,466
Net income attributable to Belden common stockholders	$33,467	$20,136	$49,936	$14,021

Denominator:
Weighted average shares outstanding, basic	39,389	40,735	39,405	41,184
Effect of dilutive common stock equivalents	222	239	230	308
Weighted average shares outstanding, diluted	39,611	40,974	39,635	41,492
For the three and six months ended June 30, 2019, diluted weighted average shares outstanding do not include outstanding equity awards of 1.2 million and 1.1 million, respectively, because to do so would have been anti-dilutive. In addition, for the three and six months ended June 30, 2019, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.3 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for both the three and six months ended June 30, 2019, diluted weighted average shares outstanding do not include the impact of preferred shares that are convertible into 6.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 6:  Inventories
The major classes of inventories were as follows:

	June 30, 2019	December 31, 2018

	(In thousands)
Raw materials	$136,433	$146,803
Work-in-process	49,017	45,939
Finished goods	154,179	152,572
Gross inventories	339,629	345,314
Excess and obsolete reserves	(29,918)	(28,896)
Net inventories	$309,711	$316,418

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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three and six months ended June 30, 2019, the rent expense for short-term leases was not material.

We have certain property and equipment lease contracts that may contain lease and non-lease components, and we have elected to utilize the practical expedient to account for these components together as a single combined lease component.

As the rate implicit in each lease is not readily determinable, we use the incremental borrowing rate to determine the present value of the lease payments, which is unique to each leased asset, and is based upon the term of the lease, commencement date of the lease, local currency of the leased asset, and the credit rating of the legal entity leasing the asset.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019

	(In thousands)
Operating lease cost	$4,756	$9,742

Finance lease cost
Amortization of right-of-use asset	$43	$68
Interest on lease liabilities	6	10
Total finance lease cost	$49	$78

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,048	$10,136
Operating cash flows from finance leases	7	16
Financing cash flows from finance leases	100	173

Supplemental balance sheet information related to leases was as follows:

June 30, 2019

(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$84,099

Accrued liabilities	$18,127
Long-term operating lease liabilities	77,679
Total operating lease liabilities	$95,806

Finance leases:
Other long-lived assets, at cost	$938
Accumulated depreciation	(576)
Other long-lived assets, net	$362

Weighted Average Remaining Lease Term
Operating leases	7 years
Finance leases	3 years

Weighted Average Discount Rate
Operating leases	6.9%
Finance leases	6.1%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(In thousands)
2019	$23,731	$280
2020	21,046	200
2021	17,345	86
2022	14,762	36
2023	12,062	7
Thereafter	37,937	—
Total	$126,883	$609

Note 8:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $12.3 million and $25.0 million in the three and six months ended June 30, 2019, respectively. We recognized depreciation expense of $12.0 million and $23.9 million in the three and six months ended July 1, 2018, respectively.
We recognized amortization expense related to our intangible assets of $23.4 million and $47.7 million in the three and six months ended June 30, 2019. We recognized amortization expense related to our intangible assets of $25.5 million and $50.2 million in the three and six months ended July 1, 2018, respectively.
Note 9:  Severance, Restructuring, and Acquisition Integration Activities
Opterna and FutureLink Integration program: 2019
In 2019, we began a restructuring program to integrate Opterna and FutureLink with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $2.5 million of severance and other restructuring costs for this program during the three and six months ended June 30, 2019. These costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $3.0 million of additional severance and restructuring costs for this program, most of which will be incurred by the end of 2019.
Grass Valley and SAM Integration Program: 2018 - 2019
In 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We did not recognize severance and other restructuring costs for this program during the three months ended June 30, 2019 and we recognized $3.0 million of severance and other restructuring costs for this program during the six months ended June 30, 2019. We recognized $20.3 million and $29.5 million of severance and other restructuring costs for this program during the three and six months ended July 1, 2018, respectively. The costs were incurred by the Enterprise Solutions segment. We do not expect to incur any more costs for this program.
Industrial Manufacturing Footprint Program: 2016 - 2018
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation was complete as of December 31, 2018. We recognized $3.9 million and $11.4 million of severance and other restructuring costs for this program during the three and six months ended July 1, 2018. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms.
The following table summarizes the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended June 30, 2019	(In thousands)
Enterprise Solutions	$—	$3,082	$3,082
Industrial Solutions	—	—	—
Total	$—	$3,082	$3,082

Three Months Ended July 1, 2018
Enterprise Solutions	$10,872	$12,015	$22,887
Industrial Solutions	190	1,851	2,041
Total	$11,062	$13,866	$24,928

Six Months Ended June 30, 2019
Enterprise Solutions	$220	$6,640	$6,860
Industrial Solutions	—	—	—
Total	$220	$6,640	$6,860

Six Months Ended July 1, 2018
Enterprise Solutions	$11,380	$26,041	$37,421
Industrial Solutions	242	7,659	7,901
Total	$11,622	$33,700	$45,322

The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(In thousands)
Cost of sales	$423	$7,231	$985	$16,662
Selling, general and administrative expenses	2,333	14,544	5,112	23,946
Research and development expenses	326	3,153	763	4,714
Total	$3,082	$24,928	$6,860	$45,322

The other restructuring and integration costs primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
There were no significant severance accrual balances as of June 30, 2019 or December 31, 2018.
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	June 30, 2019	December 31, 2018

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	398,160	400,050
3.375% Senior subordinated notes due 2027	511,920	514,350
4.125% Senior subordinated notes due 2026	227,520	228,600
2.875% Senior subordinated notes due 2025	341,280	342,900
Total senior subordinated notes	1,478,880	1,485,900
Less unamortized debt issuance costs	(21,309)	(22,700)
Long-term debt	$1,457,571	$1,463,200

Revolving Credit Agreement due 2022
Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. As of June 30, 2019, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $320.9 million.
Senior Subordinated Notes
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of June 30, 2019 is $398.2 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of June 30, 2019 is $511.9 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of June 30, 2019 is $227.5 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of June 30, 2019 is $341.3 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
Fair Value of Long-Term Debt

The fair value of our senior subordinated notes as of June 30, 2019 was approximately $1,549.0 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,478.9 million as of June 30, 2019.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of June 30, 2019, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the six months ended June 30, 2019 and July 1, 2018, the transaction gain associated with these notes that was reported in other comprehensive income was $6.9 million and $66.5 million, respectively.
Note 12:  Income Taxes
For the three and six months ended June 30, 2019, we recognized income tax expense of $5.2 million and $10.8 million, respectively, representing an effective tax rate of 10.9% and 13.8%, respectively. The effective tax rates were impacted by an income tax benefit of $6.4 million as a result of changes in our estimated valuation allowance requirement related to foreign tax credits due to the restructuring of certain foreign operations. These effective rates are also reflective of the impact of more favorable statutory tax rates applied to the earnings of these foreign operations due to the restructuring efforts.
For the three and six months ended July 1, 2018, we recognized income tax expense of $9.3 million and $13.8 million, respectively, representing an effective tax rate of 24.5% and 30.5%, respectively. The effective tax rate was impacted by the following significant factors:

•	We recognized income tax benefit of $1.2 million in the three and six months ended July 1, 2018 due to a decrease in reserves for uncertain tax positions of prior years.

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
Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(In thousands)
Service cost	$1,047	$942	$10	$13
Interest cost	2,939	1,905	270	260
Expected return on plan assets	(4,020)	(2,508)	—	—
Amortization of prior service cost (credit)	40	(12)	—	—
Actuarial losses (gains)	316	612	(26)	—
Net periodic benefit cost	$322	$939	$254	$273

Six Months Ended
Service cost	$2,106	$2,075	$19	$26
Interest cost	5,948	3,781	542	524
Expected return on plan assets	(8,135)	(5,028)	—	—
Amortization of prior service cost (credit)	26	(22)	—	—
Actuarial losses (gains)	642	1,277	(51)	—
Net periodic benefit cost	$587	$2,083	$510	$550

Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(In thousands)
Net income	$42,290	$28,792	$67,468	$31,362
Foreign currency translation gain (loss), net of $0.4 million, $0.6 million, $0.8 million, and $1.1 million tax, respectively	(16,904)	60,642	11,887	28,847
Adjustments to pension and postretirement liability, net of $0.1 million, $0.2 million, $0.1 million, and $0.5 million tax, respectively	251	369	470	772
Total comprehensive income	25,637	89,803	79,825	60,981
Less: Comprehensive income (loss) attributable to noncontrolling interests	130	(94)	107	(126)
Comprehensive income attributable to Belden	$25,507	$89,897	$79,718	$61,107

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2018	$(41,882)	$(33,025)	$(74,907)
Other comprehensive income attributable to Belden before reclassifications	11,846	—	11,846
Amounts reclassified from accumulated other comprehensive income	—	470	470
Net current period other comprehensive gain attributable to Belden	11,846	470	12,316
Balance at June 30, 2019	$(30,036)	$(32,555)	$(62,591)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$591	(1)
Prior service cost	26	(1)
Total before tax	617
Tax benefit	(147)
Total net of tax	$470
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 13).
Note 15:  Preferred Stock

In 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. Holders of the Preferred Stock may elect to convert their shares into common stock at any time prior to the mandatory conversion date. Unless earlier converted, each share of Preferred Stock will automatically convert into common stock on July 15, 2019 into between 120.46 and 132.50 shares of Belden common stock, subject to customary anti-dilution adjustments. This represents a range of 6.2 million to 6.9 million shares of Belden common stock to be issued upon conversion. The number of shares of Belden common stock issuable upon the mandatory conversion of the Preferred Stock will be determined based upon the volume-weighted average price of Belden’s common stock over the 20 day trading period beginning on, and including, the 22nd scheduled trading day prior to July 15, 2019. The net proceeds from this offering were approximately $501 million. The net proceeds are for general corporate purposes. With respect to dividend and liquidation rights, the Preferred Stock ranks senior to our common stock and junior to all of our existing and future indebtedness. During the three and six months ended June 30, 2019, dividends on the Preferred Stock were $8.7 million and $17.5 million, respectively. During the three and six months ended July 1, 2018, dividends on the Preferred Stock were $8.7 million and $17.5 million, respectively.
Note 16: Share Repurchase
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three and six months ended June 30, 2019, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $22.8 million and an average price per share of $57.47. During the three months ended July 1, 2018, we repurchased 0.4 million shares of our common stock under a previous share repurchase program for an aggregate cost of $24.7 million and an average price per share of $63.75. During the six months ended July 1, 2018, we repurchased 1.4 million shares of our common stock under a previous share repurchase program for an aggregate cost of $100.0 million and an average price per share of $69.53.
Note 17: Subsequent Events
On July 15, 2019, all outstanding 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock) automatically converted into shares of Belden common stock at the conversion rate of 132.50 shares of common stock per share of Preferred Stock. The conversion of the Preferred Stock resulted in the issuance of approximately 6.9 million shares of Belden common stock on the conversion date. Upon conversion, the Preferred Stock were automatically extinguished and discharged, are no longer deemed outstanding for all purposes, and delisted from trading on the New York Stock Exchange.
In July 2019, we repurchased 0.5 million shares of our common stock under the share repurchase program authorized on November 29, 2018 by our Board or Directors for an aggregate cost of $27.2 million and an average price per share of $55.17.

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
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. During the three and six months ended June 30, 2019, approximately 50% of our consolidated revenues were to customers outside of the U.S.
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
Acquisitions
We completed the acquisitions of Opterna International Corp. (Opterna) on April 15, 2019 and FutureLink on April 5, 2019. The results of Opterna and FutureLink have been included in our Consolidated Financial Statements from the acquisition dates and are reported in the Enterprise Solutions segment. See Note 3.
Grass Valley and SAM Integration Program
In 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $3.0 million of severance and other restructuring costs for this program during the six months ended June 30, 2019. The costs were incurred by the Enterprise Solutions segment. We do not expect to incur any more costs for this program.

Opterna and FutureLink Integration Program
In 2019, we began a restructuring program to integrate Opterna and FutureLink with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $2.5 million of severance and other restructuring costs for this program during the three and six months ended June 30, 2019. The costs were incurred by the Enterprise Solutions segment. We expect to incur approximately $3 million of additional severance and restructuring costs for this program, most of which will be incurred by the end of 2019.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended June 30, 2019:

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

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change

	(In thousands, except percentages)
Revenues	$637,530	$668,639	(4.7)%	$1,224,705	$1,274,204	(3.9)%
Gross profit	241,023	257,596	(6.4)%	465,751	488,190	(4.6)%
Selling, general and administrative expenses	(122,482)	(138,842)	(11.8)%	(245,270)	(263,714)	(7.0)%
Research and development expenses	(35,034)	(37,209)	(5.8)%	(69,188)	(74,310)	(6.9)%
Amortization of intangibles	(22,368)	(25,039)	(10.7)%	(45,709)	(49,457)	(7.6)%
Operating income	61,139	56,506	8.2%	105,584	100,709	4.8%
Interest expense, net	(14,168)	(15,088)	(6.1)%	(28,361)	(32,066)	(11.6)%
Non-operating pension benefit (cost)	481	(257)	(287.2)%	1,028	(532)	(293.2)%
Loss on debt extinguishment	—	(3,030)	(100.0)%	—	(22,990)	(100.0)%
Income before taxes	47,452	38,131	24.4%	78,251	45,121	73.4%
Revenues decreased $31.1 million and $49.5 million in the three and six months ended June 30, 2019, respectively, from the comparable periods of 2018 due to the following factors:

•	Lower sales volume resulted in a $24.6 million and $33.1 million decrease in the three and six months ended June 30, 2019, respectively.

•	Currency translation had a $11.1 million and $24.8 million unfavorable impact on revenues in the three and six months ended June 30, 2019, respectively.

•	Copper prices had a $4.8 million and $9.9 million unfavorable impact on revenues in the three and six months ended June 30, 2019, respectively.

•	Acquisitions contributed an estimated $9.4 million and $18.3 million in the three and six months ended June 30, 2019, respectively.

The decrease in volume was primarily experienced in our Enterprise solutions segment, partially offset by an increase in volume in our Industrial solutions segment.

Gross profit decreased $16.6 million and $22.4 million, respectively, in the three and six months ended June 30, 2019 from the comparable periods of 2018. Gross profit for the three months ended June 30, 2019 decreased due to the decreases in revenue discussed above and was further impacted from unfavorable mix which was partially offset by decreases in severance, restructuring, and acquisition integration costs of $6.8 million from the comparable period of 2018. Gross profit for the six months ended June 30, 2019 decreased due to the decreases in revenue discussed above and was further impacted from unfavorable mix which was partially offset by decreases in severance, restructuring, and acquisition integration costs of $15.7 million from the comparable period of 2018.
Selling, general and administrative expenses decreased $16.4 million and $18.4 million, respectively, in the three and six months ended June 30, 2019 from the comparable periods of 2018 primarily due to a decrease in severance, restructuring, and acquisition integration costs of $12.2 million and $18.8 million, respectively.
Research and development expenses decreased $2.2 million and $5.1 million, respectively, in the three and six months ended June 30, 2019 from the comparable periods of 2018 primarily due to a decrease in severance, restructuring, and acquisition integration costs of $2.8 million and $4.0 million, respectively.
Amortization of intangibles decreased $2.7 million and $3.7 million, respectively, in the three and six months ended June 30, 2019 from the comparable periods of 2018 primarily due to certain intangible assets becoming fully amortized.
Operating income increased $4.6 million and $4.9 million, respectively, in the three and six months ended June 30, 2019 from the comparable periods of 2018 as the decreases in operating expenses were greater than the decreases in gross profit discussed above.
Net interest expense decreased $0.9 million and $3.7 million, respectively, in the three and six months ended June 30, 2019 from the comparable periods of 2018 as a result of our debt transactions during 2018. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding €200.0 million 5.5% senior subordinated notes due 2023 as well as all of our outstanding $200.0 million 5.25% senior subordinated notes due 2024.
The loss on debt extinguishment recognized in 2018 represents the premium paid to the bond holders to retire a portion of the 2023 and 2024 notes and the unamortized debt issuance costs written-off.
Income before taxes increased $9.3 million and $33.1 million in the three and six months ended June 30, 2019 from the comparable periods of 2018. This increase is primarily a result of the loss on debt extinguishment in the prior year as well as the decline in net interest expense and increase in operating income over the year ago periods discussed above.
Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change

	(In thousands, except percentages)
Income before taxes	$47,452	$38,131	24.4%	$78,251	$45,121	73.4%
Income tax expense	5,162	9,339	(44.7)%	10,783	13,759	(21.6)%
Effective tax rate	10.9%	24.5%		13.8%	30.5%
For the three and six months ended June 30, 2019, we recognized income tax expense of $5.2 million and $10.8 million, respectively, representing an effective tax rate of 10.9% and 13.8%, respectively. The effective tax rates were impacted by an income tax benefit of $6.4 million as a result of changes in our estimated valuation allowance requirement related to foreign tax credits due to the restructuring of certain foreign operations. These effective rates are also reflective of the impact of more favorable statutory tax rates applied to the earnings of these foreign operations due to the restructuring efforts.
For the three and six months ended July 1, 2018, we recognized income tax expense of $9.3 million and $13.8 million, respectively, representing an effective tax rate of 24.5% and 30.5%, respectively. The effective tax rate was impacted by the following significant factors:

•	We recognized income tax benefit of $1.2 million in the three and six months ended July 1, 2018 due to a decrease in reserves for uncertain tax positions of prior years.

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
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change

	(In thousands, except percentages)
Adjusted Revenues	$637,530	$671,441	(5.1)%	$1,224,705	$1,278,864	(4.2)%
Adjusted EBITDA	101,161	122,568	(17.5)%	188,242	225,863	(16.7)%
as a percent of adjusted revenues	15.9%	18.3%		15.4%	17.7%
Adjusted Revenues decreased $33.9 million and $54.2 million in the three and six months ended June 30, 2019, respectively, from the comparable period of 2018 due to the following factors:

•	Lower sales volume resulted in a $27.4 million and $37.8 million decrease in the three and six months ended June 30, 2019, respectively

•	Currency translation had a $11.1 million and $24.8 million unfavorable impact on revenues in the three and six months ended June 30, 2019, respectively.

•	Copper prices had a $4.8 million and $9.9 million unfavorable impact on revenues in the three and six months ended June 30, 2019, respectively.

•	Acquisitions contributed an estimated $9.4 million and $18.3 million in the three and six months ended June 30, 2019, respectively.

The decrease in volume was primarily experienced in our Enterprise solutions segment, partially offset by an increase in volume in our Industrial solutions segment.

Adjusted EBITDA decreased $21.4 million and $37.6 million in the three and six months ended June 30, 2019, respectively, from the comparable periods of 2018. Adjusted EBITDA for the three months ended June 30, 2019 decreased due to the decreases in Adjusted Revenues discussed above and was further impacted by unfavorable mix as compared to the comparable period of 2018. Adjusted EBITDA for the six months ended June 30, 2019 decreased due to the decreases in Adjusted Revenues discussed above and was further impacted by unfavorable mix.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

	(In thousands, except percentages)
GAAP revenues	$637,530	$668,639	$1,224,705	$1,274,204
Deferred revenue adjustments (1)	—	2,802	—	4,660
Adjusted revenues	$637,530	$671,441	$1,224,705	$1,278,864

GAAP net income	$42,290	$28,792	$67,468	$31,362
Amortization of intangible assets	22,368	25,039	45,709	49,457
Interest expense, net	14,168	15,088	28,361	32,066
Depreciation expense	12,301	12,026	25,021	23,891
Income tax expense	5,162	9,339	10,783	13,759
Severance, restructuring, and acquisition integration costs (2)	3,082	24,928	6,860	45,322
Purchase accounting effects related to acquisitions (3)	718	1,036	2,031	1,538
Amortization of software development intangible assets	1,072	488	2,009	724
Loss on debt extinguishment	—	3,030	—	22,990
Deferred revenue adjustments (1)	—	2,802	—	4,660
Loss on sale of assets	—	—	—	94
Adjusted EBITDA	$101,161	$122,568	$188,242	$225,863

GAAP net income margin	6.6%	4.3%	5.5%	2.5%
Adjusted EBITDA margin	15.9%	18.3%	15.4%	17.7%

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
(2) See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(3) For the six months ended June 30, 2019, we recognized expenses related to the earnout consideration for the SAM acquisition, and we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Opterna and FutureLink acquisitions. For the three and six months ended July 1, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM and NT2 acquisitions.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change

	(In thousands, except percentages)
Segment Revenues	$369,862	$399,695	(7.5)%	$696,389	$750,685	(7.2)%
Segment EBITDA	53,483	70,281	(23.9)%	93,041	127,733	(27.2)%
as a percent of segment revenues	14.5%	17.6%		13.4%	17.0%

Enterprise Solutions revenues decreased $29.8 million and $54.3 million in the three and six months ended June 30, 2019, respectively, from the comparable periods of 2018. For the three months ended June 30, 2019, decreases in volume, unfavorable currency translation, and lower copper prices contributed an estimated $32.5 million, $4.9 million, and $1.8 million to the decline in revenues, respectively, partially offset by the impact of acquisitions, which contributed an estimated $9.4 million increase in revenues. For the six months ended June 30, 2019, decreases in volume, unfavorable currency translation, and lower copper prices contributed an estimated $58.3 million, $10.4 million, and $3.9 million to the decline in revenues, respectively, partially offset by the impact of acquisitions, which contributed an estimated $18.3 million increase in revenues. The decrease in volume was primarily due to softer demand in the final mile broadband and live media production markets.
Enterprise Solutions EBITDA decreased $16.8 million and $34.7 million, respectively, in the three and six months ended June 30, 2019 compared to the year ago periods primarily as a result of the decline in revenues discussed above.
Industrial Solutions

	Three Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change

	(In thousands, except percentages)
Segment Revenues	$267,668	$271,746	(1.5)%	$528,316	$528,179	—%
Segment EBITDA	47,458	53,225	(10.8)%	94,917	99,651	(4.8)%
as a percent of segment revenues	17.7%	19.6%		18.0%	18.9%
Industrial Solutions revenues decreased $4.1 million in the three months ended June 30, 2019 from the comparable period of 2018, and remained flat in the six months ended June 30, 2019 from the comparable period of 2018. The decrease in revenues in the three months ended June 30, 2019 from the comparable period of 2018 was primarily due to unfavorable currency translation and lower copper prices which had an estimated impact of $6.2 million and $3.0 million, respectively, and was partially offset by an increase in volume which had an estimated impact of $5.1 million. Revenues in the six months ended June 30, 2019 from the comparable period of 2018 remained flat as the increase in volume of $20.5 million, was offset by the decrease from unfavorable currency translation and lower copper prices, which had an estimated impact of $14.4 million and $6.0 million, respectively.
Industrial Solutions EBITDA decreased $5.8 million and $4.7 million, in the three and six months ended June 30, 2019 from the comparable periods of 2018 primarily as a result of the changes in revenues discussed above and investments in product development.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	June 30, 2019	July 1, 2018

	(In thousands)
Net cash provided by (used for):
Operating activities	$21,645	$(29,362)
Investing activities	(101,267)	(82,385)
Financing activities	(46,438)	(184,980)
Effects of currency exchange rate changes on cash and cash equivalents	693	(2,932)
Decrease in cash and cash equivalents	(125,367)	(299,659)
Cash and cash equivalents, beginning of period	420,610	561,108
Cash and cash equivalents, end of period	$295,243	$261,449
Operating cash flows were a source of cash of $21.6 million in 2019 and a use of cash of $29.4 million in 2018 representing an improvement of $51.0 million. The improvement in operating cash flows as compared to prior year is primarily due to an increase in net income of $36.1 million, and effective working capital management that resulted in an increase in cash received from receivables and inventory of $32.7 million and $31.8 million, respectively, over the year ago period.
Net cash used for investing activities totaled $101.3 million in 2019, compared to $82.4 million for the comparable period of 2018. Investing activities for the six months ended June 30, 2019 included capital expenditures of $50.8 million compared to $39.5 million in the comparable period of 2018. The increase in capital expenditures of $11.3 million is due in part to the investments we are making in India and software development. The six months ended June 30, 2019 included payments, net of cash acquired for acquisitions of $50.5 million primarily for the acquisition of Opterna, and the six months ended July 1, 2018 included payments, net of cash acquired for acquisitions of $84.6 million for SAM and NT2. Additionally, the six months ended July 1, 2018 included proceeds from the disposal of the MCS business and Hirshmann JV of $40.2 million, which closed on December 31, 2017.
Net cash used for financing activities for the six months ended June 30, 2019 totaled $46.4 million, compared to $185.0 million for the comparable period of 2018. Financing activities for the six months ended June 30, 2019 included payments under our share repurchase program of $22.8 million, cash dividend payments of $21.4 million, and net payments related to share based compensation activities of $2.0 million. Financing activities for the six months ended July 1, 2018 included payments under borrowing arrangements of $484.8 million, payments under our share repurchase program of $100.0 million, cash dividend payments of $22.0 million, debt issuance costs of $7.5 million, net payments related to share based compensation activities of $1.6 million, and $431.3 million of cash proceeds from the issuance of the €350.0 million 3.875% Notes due 2028.
Our cash and cash equivalents balance was $295.2 million as of June 30, 2019. Of this amount, $173.9 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of June 30, 2019 consisted of $1,478.9 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements. As of June 30, 2019, we had $320.9 million in available borrowing capacity under our Revolver.
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

Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of June 30, 2019.

	Principal Amount by Expected Maturity			Fair
	2019	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$398,160	$398,160	$421,142
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$511,920	$511,920	$533,226
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$227,520	$227,520	$242,111
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$341,280	$341,280	$352,542
Average interest rate		2.875%
Total			$1,478,880	$1,549,021
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
Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended June 30, 2019 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2019 through May 5, 2019	—	$—	—	$300,000
May 6, 2019 through June 2, 2019	—	—	—	300,000
June 3, 2019 through June 30, 2019	397	57.47	397	277,185
Total	397	$57.47	397	$277,185
(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of our program to June 30, 2019 and during the three and six months ended June 30, 2019, we have repurchased 0.4 million shares of our common stock under the program for an aggregate cost of $22.8 million and an average price of $57.47.
Item 6:        Exhibits
Exhibits

Exhibit 10.1	Executive Employment Agreement with Ashish Chand.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.DEF	Definition Linkbase Document

Exhibit 101.PRE	Presentation Linkbase Document

Exhibit 101.LAB	Labels Linkbase Document

Exhibit 101.CAL	Calculation Linkbase Document

Exhibit 101.SCH	Schema Document

Exhibit 101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	August 5, 2019	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	August 5, 2019	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 5, 2019	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer