Form 10-Q
period 2019-09-29
BELDEN INC.
filed 2019-11-04
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
Commission File No. 001-12561
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, $0.01 par value	BDC	New York Stock Exchange
As of October 31, 2019, the Registrant had 45,457,559 outstanding shares of common stock.

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$296,742	$420,610
Receivables, net	460,044	465,939
Inventories, net	290,995	316,418
Other current assets	74,876	55,757
Total current assets	1,122,657	1,258,724
Property, plant and equipment, less accumulated depreciation	384,183	365,970
Operating lease right-of-use assets	78,788	—
Goodwill	1,265,006	1,557,653
Intangible assets, less accumulated amortization	471,386	511,093
Deferred income taxes	88,118	56,018
Other long-lived assets	31,857	29,863
	$3,441,995	$3,779,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,889	$352,646
Accrued liabilities	301,599	364,276
Total current liabilities	577,488	716,922
Long-term debt	1,403,670	1,463,200
Postretirement benefits	127,090	132,791
Deferred income taxes	75,192	39,943
Long-term operating lease liabilities	73,436	—
Other long-term liabilities	40,309	38,877
Stockholders’ equity:
Preferred stock	—	1
Common stock	503	503
Additional paid-in capital	807,087	1,139,395
Retained earnings	667,703	922,000
Accumulated other comprehensive loss	(29,111)	(74,907)
Treasury stock	(307,482)	(599,845)
Total Belden stockholders’ equity	1,138,700	1,387,147
Noncontrolling interests	6,110	441
Total stockholders’ equity	1,144,810	1,387,588
	$3,441,995	$3,779,321
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands, except per share data)
Revenues	$620,318	$655,774	$1,845,023	$1,929,978
Cost of sales	(384,916)	(394,917)	(1,143,870)	(1,180,931)
Gross profit	235,402	260,857	701,153	749,047
Selling, general and administrative expenses	(120,169)	(132,716)	(365,439)	(396,430)
Research and development expenses	(31,351)	(33,471)	(100,539)	(107,781)
Amortization of intangibles	(22,243)	(25,533)	(67,952)	(74,990)
Goodwill and other asset impairment	(342,146)	—	(342,146)	—
Gain from patent litigation	—	62,141	—	62,141
Operating income (loss)	(280,507)	131,278	(174,923)	231,987
Interest expense, net	(14,200)	(14,472)	(42,561)	(46,538)
Non-operating pension benefit	489	1,356	1,517	824
Loss on debt extinguishment	—	—	—	(22,990)
Income (loss) before taxes	(294,218)	118,162	(215,967)	163,283
Income tax expense	(2,797)	(32,304)	(13,580)	(46,063)
Net income (loss)	(297,015)	85,858	(229,547)	117,220
Less: Net income (loss) attributable to noncontrolling interests	(6)	(23)	60	(148)
Net income (loss) attributable to Belden	(297,009)	85,881	(229,607)	117,368
Less: Preferred stock dividends	971	8,732	18,437	26,198
Net income (loss) attributable to Belden common stockholders	$(297,980)	$77,149	$(248,044)	$91,170

Weighted average number of common shares and equivalents:
Basic	44,444	40,510	41,090	40,960
Diluted	44,444	47,678	41,090	41,268

Basic income (loss) per share attributable to Belden common stockholders	$(6.70)	$1.90	$(6.04)	$2.23

Diluted income (loss) per share attributable to Belden common stockholders	$(6.70)	$1.80	$(6.04)	$2.21

Comprehensive income (loss) attributable to Belden	$(263,530)	$68,620	$(183,811)	$129,727

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(229,547)	$117,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and other asset impairment	342,146	—
Depreciation and amortization	108,328	111,896
Share-based compensation	12,115	14,657
Loss on debt extinguishment	—	22,990
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	6,002	(25,338)
Inventories	32,261	(16,642)
Accounts payable	(78,346)	(81,296)
Accrued liabilities	(70,368)	(29,474)
Income taxes	(19,650)	4,463
Other assets	(9,088)	(13,267)
Other liabilities	(4,336)	(4,350)
Net cash provided by operating activities	89,517	100,859
Cash flows from investing activities:
Capital expenditures	(74,068)	(63,451)
Cash used to acquire businesses, net of cash acquired	(50,951)	(84,580)
Proceeds from disposal of tangible assets	19	1,556
Proceeds from disposal of business	—	40,171
Net cash used for investing activities	(125,000)	(106,304)
Cash flows from financing activities:
Payments under share repurchase program	(50,000)	(125,000)
Cash dividends paid	(32,153)	(32,421)
Withholding tax payments for share-based payment awards	(2,063)	(2,004)
Other	(232)	—
Payments under borrowing arrangements	—	(484,757)
Debt issuance costs paid	—	(7,609)
Redemption of stockholders' rights agreement	—	(411)
Borrowings under credit arrangements	—	431,270
Net cash used for financing activities	(84,448)	(220,932)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,937)	(5,704)
Decrease in cash and cash equivalents	(123,868)	(232,081)
Cash and cash equivalents, beginning of period	420,610	561,108
Cash and cash equivalents, end of period	$296,742	$329,027

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
		(In thousands)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	25,202	—	—	—	(24)	25,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	29,009	1	29,010
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(54)	—	1	16	—	—	(38)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,570)	—	58	668	—	—	(1,902)
Share-based compensation	—	—	—	—	2,216	—	—	—	—	—	2,216
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,990)	—	—	—	—	(1,990)
Balance at March 31, 2019	52	$1	50,335	$503	$1,138,987	$936,479	(10,880)	$(599,161)	$(45,898)	$418	$1,431,329
Net income	—	—	—	—	—	42,200	—	—	—	90	42,290
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(16,693)	40	(16,653)
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	—	—	4,775	4,775
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(10)	—	—	2	—	—	(8)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(861)	—	29	807	—	—	(54)
Share repurchase program	—	—	—	—	—	—	(397)	(22,815)	—	—	(22,815)
Share-based compensation	—	—	—	—	5,378	—	—	—	—	—	5,378
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,976)	—	—	—	—	(1,976)
Balance at June 30, 2019	52	$1	50,335	$503	$1,143,494	$967,970	(11,248)	$(621,167)	$(62,591)	$5,323	$1,433,533
Net loss	—	—	—	—	—	(297,009)	—	—	—	(6)	(297,015)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	33,480	373	33,853
Adjustment to acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	—	—	420	420
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(25)	—	1	11	—	—	(14)
Conversion of restricted stock units into common stock, net of tax withoholding forfeitures	—	—	—	—	(115)	—	2	70	—	—	(45)
Share repurchase program	—	—	—	—	—	—	(493)	(27,185)	—	—	(27,185)
Share-based compensation	—	—	—	—	4,521	—	—	—	—	—	4,521
Preferred stock conversion	(52)	(1)	—	—	(340,788)	—	6,857	340,789	—	—	—
Preferred stock dividends ($18.76 per share)	—	—	—	—	—	(971)	—	—	—	—	(971)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,287)	—	—	—	—	(2,287)
Balance at September 29, 2019	—	$—	50,335	$503	$807,087	$667,703	(4,881)	$(307,482)	$(29,111)	$6,110	$1,144,810

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
		(In thousands)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	2,618	—	—	—	(48)	2,570
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(31,408)	16	(31,392)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(352)	—	7	(9)	—	—	(361)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(1,242)	—	27	100	—	—	(1,142)
Share repurchase program	—	—	—	—	—	—	(1,050)	(75,270)	—	—	(75,270)
Share-based compensation	—	—	—	—	3,126	—	—	—	—	—	3,126
Redemption of stockholders' rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,066)	—	—	—	—	(2,066)
Balance at April 1, 2018	52	$1	50,335	$503	$1,125,364	$795,977	(9,332)	$(500,864)	$(129,434)	$599	$1,292,146
Net income (loss)	—	—	—	—	—	28,869	—	—	—	(77)	28,792
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	61,028	(17)	61,011
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(64)	—	2	20	—	—	(44)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(552)	—	19	520	—	—	(32)
Share repurchase program	—	—	—	—	—	—	(388)	(24,730)	—	—	(24,730)
Share-based compensation	—	—	—	—	4,742	—	—	—	—	—	4,742
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,042)	—	—	—	—	(2,042)
Balance at July 1, 2018	52	$1	50,335	$503	$1,129,490	$814,071	(9,699)	$(525,054)	$(68,406)	$505	$1,351,110
Net income (loss)	—	—	—	—	—	85,881	—	—	—	(23)	85,858
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(17,261)	(6)	(17,267)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(467)	—	11	107	—	—	(360)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(113)	—	2	48	—	—	(65)
Share repurchase program	—	—	—	—	—	—	(344)	(25,000)	—	—	(25,000)
Share-based compensation	—	—	—	—	6,789	—	—	—	—	—	6,789
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,732)	—	—	—	—	(8,732)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,031)	—	—	—	—	(2,031)
Balance at Balance at September 30, 2018	52	$1	50,335	$503	$1,135,699	$889,189	(10,030)	$(549,899)	$(85,667)	$476	$1,390,302

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
Business Description
We are a global supplier of specialty networking solutions built around two global business platforms - Enterprise Solutions and Industrial Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 31, 2019, the 90th day of our fiscal year 2019. Our fiscal second and third quarters each have 91 days. The nine months ended September 29, 2019 and September 30, 2018 included 272 and 273 days, respectively.
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
As of and during the three and nine months ended September 29, 2019 and September 30, 2018, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3). We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 29, 2019 and September 30, 2018.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of September 29, 2019, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.

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
As of September 29, 2019, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $9.7 million, $3.9 million, and $3.3 million, respectively.
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

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Three Months Ended September 29, 2019	(In thousands)
Enterprise Solutions	$263,857	$104,223	$368,080
Industrial Solutions	149,537	102,701	252,238
Total	$413,394	$206,924	$620,318

Three Months Ended September 30, 2018
Enterprise Solutions	$271,928	$116,923	$388,851
Industrial Solutions	162,460	104,463	266,923
Total	$434,388	$221,386	$655,774

Nine Months Ended September 29, 2019
Enterprise Solutions	$765,909	$298,560	$1,064,469
Industrial Solutions	475,166	305,388	780,554
Total	$1,241,075	$603,948	$1,845,023

Nine Months Ended September 30, 2018
Enterprise Solutions	$785,970	$348,906	$1,134,876
Industrial Solutions	498,062	297,040	795,102
Total	$1,284,032	$645,946	$1,929,978

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended September 29, 2019	(In thousands)
Enterprise Solutions	$250,382	$70,949	$46,749	$368,080
Industrial Solutions	147,940	62,701	41,597	252,238
Total	$398,322	$133,650	$88,346	$620,318

Three Months Ended September 30, 2018
Enterprise Solutions	$254,320	$72,467	$62,064	$388,851
Industrial Solutions	156,334	71,280	39,309	266,923
Total	$410,654	$143,747	$101,373	$655,774

Nine Months Ended September 29, 2019
Enterprise Solutions	$706,291	$211,226	$146,952	$1,064,469
Industrial Solutions	454,773	207,740	118,041	780,554
Total	$1,161,064	$418,966	$264,993	$1,845,023

Nine Months Ended September 30, 2018
Enterprise Solutions	$735,794	$228,394	$170,688	$1,134,876
Industrial Solutions	461,667	217,851	115,584	795,102
Total	$1,197,461	$446,245	$286,272	$1,929,978
The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Three Months Ended September 29, 2019	(In thousands)
Enterprise Solutions	$346,501	$21,579	$368,080
Industrial Solutions	231,223	21,015	252,238
Total	$577,724	$42,594	$620,318

Three Months Ended September 30, 2018
Enterprise Solutions	$368,389	$20,462	$388,851
Industrial Solutions	243,578	23,345	266,923
Total	$611,967	$43,807	$655,774

Nine Months Ended September 29, 2019
Enterprise Solutions	$1,004,631	$59,838	$1,064,469
Industrial Solutions	715,367	65,187	780,554
Total	$1,719,998	$125,025	$1,845,023

Nine Months Ended September 30, 2018
Enterprise Solutions	$1,080,549	$54,327	$1,134,876
Industrial Solutions	723,653	71,449	795,102
Total	$1,804,202	$125,776	$1,929,978

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

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and nine months ended September 29, 2019 and September 30, 2018.
The following table presents estimated and accrued variable consideration:

	September 29, 2019	September 30, 2018

	(in thousands)
Accrued rebates	$29,468	$30,089
Accrued returns	14,304	9,265
Price adjustments recognized against gross accounts receivable	30,454	28,963

Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of September 29, 2019, total deferred revenue was $99.2 million, and of this amount, $86.5 million is expected to be recognized within the next twelve months, and the remaining $12.7 million is long-term and is expected to be recognized over a period greater than twelve months.
The following table presents deferred revenue activity:

	Nine Months Ended
	September 29, 2019	September 30, 2018

	(In thousands)
Beginning balance	$113,347	$104,412
New deferrals	141,263	135,827
Revenue recognized	(155,400)	(149,400)
Ending balance	$99,210	$90,839

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period.
Total capitalized sales commissions was $3.0 million as of September 29, 2019 and $2.3 million as of September 30, 2018. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands)
Sales commissions	$5,112	$5,931	$15,881	$18,392

Note 3:  Acquisitions
Opterna International Corp.
We acquired 100% of the shares of Opterna International Corp. (Opterna) on April 15, 2019 for a preliminary purchase price, net of cash acquired, of $51.7 million. Of the $51.7 million purchase price, $45.5 million and $0.4 million was paid on April 15, 2019 and September 25, 2019, respectively, with cash on hand. The acquisition included a potential earnout, which is based upon future Opterna financial targets through April 15, 2021. The maximum earnout consideration is $25.0 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the estimated fair value of the earnout included in the purchase price is $5.8 million. Opterna is an international fiber optics solutions business based in Sterling, Virginia, which designs and manufactures a range of complementary fiber connectivity, cabinet, and enclosure products used in optical networks. The results of Opterna have been included in our Consolidated Financial Statements from April 15, 2019, and are reported within the Enterprise Solutions segment. Certain subsidiaries of Opterna include noncontrolling interests. Because Opterna has a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's revenues are generated from transactions with the noncontrolling interests. The following table summarizes the estimated, preliminary fair values of the assets acquired and the liabilities assumed as of April 15, 2019 (in thousands):

Receivables	$5,308
Inventory	7,470
Prepaid and other current assets	566
Property, plant, and equipment	1,328
Intangible assets	28,000
Goodwill	35,565
Deferred income taxes	36
Operating lease right-to-use assets	2,204
Other long-lived assets	2,070
Total assets acquired	$82,547

Accounts payable	$4,847
Accrued liabilities	4,346
Long-term deferred tax liability	7,342
Long-term operating lease liability	1,923
Other long-term liabilities	7,153
Total liabilities assumed	$25,611
Net assets	56,936

Noncontrolling interests	5,195

Net assets attributable to Belden	$51,741

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
During the third quarter 2019, we recorded measurement-period adjustments that decreased goodwill by approximately $9.4 million primarily for changes in the fair value of the earnout. The impact of these adjustments to the consolidated statement of operations was immaterial.
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
Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expansion of product offerings in the optical fiber market. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$3,400	5.0
Customer relationships	22,800	15.0
Sales backlog	1,300	0.5
Trademarks	500	2.0
Total intangible assets subject to amortization	$28,000

Intangible assets not subject to amortization:
Goodwill	$35,565	n/a
Total intangible assets not subject to amortization	$35,565

Total intangible assets	$63,565
Weighted average amortization period		12.9

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

Our consolidated revenues for the three and nine months ended September 29, 2019 included $9.1 million and $17.9 million, respectively, from Opterna. Our consolidated loss before taxes for the three and nine months ended September 29, 2019 included $(0.2) million and $(0.3) million, respectively, from Opterna. For the three months ended September 29, 2019, the loss before taxes included $3.1 million of severance and other restructuring costs, $1.4 million of amortization of intangible assets, and $(0.1) million of cost of sales related to the adjustment of acquired inventory to fair value. For the nine months ended September 29, 2019, the loss before taxes included $5.6 million of severance and other restructuring costs, $2.3 million of amortization of intangible assets, and $0.5 million of cost of sales related to the adjustment of acquired inventory to fair value. Our consolidated loss for the three and nine months ended September 29, 2019 included $0.0 million and $0.1 million, respectively, of net income attributable to noncontrolling interests of Opterna.
The following table illustrates the unaudited pro forma effect on operating results as if the Opterna acquisition had been completed as of January 1, 2018.

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands, except per share data)
	(Unaudited)
Revenues	$620,318	$666,048	$1,853,639	$1,957,512
Net income (loss) attributable to Belden common stockholders	(295,312)	77,417	(242,579)	87,250
Diluted income (loss) per share attributable to Belden common stockholders	$(6.64)	$1.62	$(5.90)	$2.11

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
FutureLink
We acquired the FutureLink product line and related assets from Suttle, Inc. on April 5, 2019 for a purchase price of $5.0 million, which was funded with cash on hand. The acquisition of FutureLink allows us to offer a more complete set of fiber product offerings. The results from the acquisition of FutureLink have been included in our Condensed Consolidated Financial Statements from April 5, 2019, and are reported within the Enterprise Solutions segment. The acquisition of FutureLink was not material to our financial position or results of operations.
Net-Tech Technology, Inc.
We acquired 100% of the shares of Net-Tech Technology, Inc. (NT2) on April 25, 2018 for a purchase price of $8.5 million, which was funded with cash on hand. NT2 is an integrator of optical passive components and network optimization products used within broadband network applications where optical backhaul is used. NT2 is located in the United States. The results of NT2 have been included in our Consolidated Financial Statements from April 25, 2018, and are reported within the Enterprise Solutions segment. The NT2 acquisition was not material to our financial position or results of operations.
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
SAM is included in our Grass Valley reporting unit, and as discussed further in Note 8, during the three and nine months ended September 29, 2019, we recognized a total goodwill and other asset impairment charge of $342.1 million for the Grass Valley reporting unit.

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

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

	(In thousands, except per share data)
	(Unaudited)
Revenues	$659,003	$1,944,628
Net income attributable to Belden common stockholders	92,769	126,937
Diluted income per share attributable to Belden common stockholders	$2.13	$3.08

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

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended September 29, 2019
Segment revenues	$368,080	$252,238	$620,318
Affiliate revenues	927	2	929
Segment EBITDA	56,814	44,614	101,428
Depreciation expense	7,381	4,766	12,147
Amortization of intangibles	9,780	12,463	22,243
Amortization of software development intangible assets	1,161	36	1,197
Severance, restructuring, and acquisition integration costs	4,045	—	4,045
Purchase accounting effects of acquisitions	(186)	—	(186)
Goodwill and other asset impairment	342,146	—	342,146
Segment assets	836,540	455,470	1,292,010
As of and for the three months ended September 30, 2018
Segment revenues	$392,080	$266,923	$659,003
Affiliate revenues	1,776	15	1,791
Segment EBITDA	72,210	53,750	125,960
Depreciation expense	7,092	4,579	11,671
Amortization of intangibles	12,322	13,211	25,533
Amortization of software development intangible assets	620	—	620
Severance, restructuring, and acquisition integration costs	9,528	2,160	11,688
Purchase accounting effects of acquisitions	821	—	821
Deferred revenue adjustments	3,229	—	3,229
Segment assets	766,505	448,626	1,215,131
As of and for the nine months ended September 29, 2019
Segment revenues	$1,064,469	$780,554	$1,845,023
Affiliate revenues	3,190	13	3,203
Segment EBITDA	149,855	139,531	289,386
Depreciation expense	22,655	14,515	37,170
Amortization of intangibles	29,270	38,682	67,952
Amortization of software development intangible assets	3,119	87	3,206
Severance, restructuring, and acquisition integration costs	10,904	—	10,904
Purchase accounting effects of acquisitions	1,845	—	1,845
Goodwill and other asset impairment	342,146	—	342,146
Segment assets	836,540	455,470	1,292,010
As of and for the nine months ended September 30, 2018
Segment revenues	$1,142,765	$795,102	$1,937,867
Affiliate revenues	4,318	61	4,379
Segment EBITDA	199,943	153,401	353,344
Depreciation expense	21,465	14,097	35,562
Amortization of intangibles	35,301	39,689	74,990
Amortization of software development intangible assets	1,344	—	1,344
Severance, restructuring, and acquisition integration costs	46,949	10,061	57,010
Purchase accounting effects of acquisitions	2,359	—	2,359
Deferred revenue adjustments	7,889	—	7,889
Segment assets	766,505	448,626	1,215,131

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income before taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands)
Total Segment Revenues	$620,318	$659,003	$1,845,023	$1,937,867
Deferred revenue adjustments (1)	—	(3,229)	—	(7,889)
Consolidated Revenues	$620,318	$655,774	$1,845,023	$1,929,978

Total Segment EBITDA	$101,428	$125,960	$289,386	$353,344
Goodwill and other asset impairment (2)	(342,146)	—	(342,146)	—
Amortization of intangibles	(22,243)	(25,533)	(67,952)	(74,990)
Depreciation expense	(12,147)	(11,671)	(37,170)	(35,562)
Severance, restructuring, and acquisition integration costs (3)	(4,045)	(11,688)	(10,904)	(57,010)
Amortization of software development intangible assets	(1,197)	(620)	(3,206)	(1,344)
Purchase accounting effects related to acquisitions (4)	186	(821)	(1,845)	(2,359)
Deferred revenue adjustments (1)	—	(3,229)	—	(7,889)
Loss on sale of assets	—	—	—	(94)
Costs related to patent litigation	—	(2,634)	—	(2,634)
Gain from patent litigation	—	62,141	—	62,141
Eliminations	(343)	(627)	(1,086)	(1,616)
Consolidated operating income (loss)	(280,507)	131,278	(174,923)	231,987
Interest expense, net	(14,200)	(14,472)	(42,561)	(46,538)
Non-operating pension benefit	489	1,356	1,517	824
Loss on debt extinguishment	—	—	—	(22,990)
Consolidated income (loss) before taxes	$(294,218)	$118,162	$(215,967)	$163,283

(1) Our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value. See Note 3, Acquisitions, for details.
(2) For the three and nine months ended September 29, 2019, we recognized a $342.1 million goodwill and other asset impairment charge for our Grass Valley reporting unit. See Note 8, Long-Lived Assets, for details.
(3) See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(4) For the nine months ended September 29, 2019, we recognized expenses related to the earnout consideration for the SAM acquisition. For the three and nine months ended September 29, 2019, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Opterna and FutureLink acquisitions. For the three and nine months ended September 30, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM and NT2 acquisitions.
Note 5: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands)
Numerator:
Net income (loss)	$(297,015)	$85,858	$(229,547)	$117,220
Less: Net income (loss) attributable to noncontrolling interests	(6)	(23)	60	(148)
Less: Preferred stock dividends	971	8,732	18,437	26,198
Net income (loss) attributable to Belden common stockholders, basic	(297,980)	77,149	(248,044)	91,170
Plus Preferred stock dividends	—	8,732	—	—
Net income (loss) attributable to Belden common stockholders, diluted	$(297,980)	$85,881	$(248,044)	$91,170

Denominator:
Weighted average shares outstanding, basic	44,444	40,510	41,090	40,960
Assumed conversion of preferred stock into common stock	—	6,857	—	—
Effect of dilutive common stock equivalents	—	311	—	308
Weighted average shares outstanding, diluted	44,444	47,678	41,090	41,268
For the three and nine months ended September 29, 2019, diluted weighted average shares outstanding do not include outstanding equity awards of 1.4 million and 1.2 million, respectively, because to do so would have been anti-dilutive. In addition, for both the three and nine months ended September 29, 2019, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied. Furthermore, for the three and nine months ended September 29, 2019, diluted weighted average shares outstanding do not include the weighted average impact of 1.1 million and 4.9 million shares, respectively, related to converting preferred shares into common shares because deducting the preferred stock dividends from net income was more dilutive.
For the three and nine months ended September 30, 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 0.9 million and 0.8 million, respectively, because to do so would have been anti-dilutive. In addition, for the three and nine months ended September 30, 2018, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million and 0.2 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for the nine months ended September 30, 2018, diluted weighted average shares outstanding do not include the impact of preferred shares that were converted into 6.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.
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
Once a restricted stock unit has vested, it is included in the calculation of both basic and diluted weighted average shares outstanding.
Note 6:  Inventories
The major classes of inventories were as follows:

	September 29, 2019	December 31, 2018

	(In thousands)
Raw materials	$137,687	$146,803
Work-in-process	43,602	45,939
Finished goods	136,559	152,572
Gross inventories	317,848	345,314
Excess and obsolete reserves	(26,853)	(28,896)
Net inventories	$290,995	$316,418

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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three and nine months ended September 29, 2019, the rent expense for short-term leases was not material.

We have certain property and equipment lease contracts that may contain lease and non-lease components, and we have elected to utilize the practical expedient to account for these components together as a single combined lease component.

As the rate implicit in most of our lease is not readily determinable, we use the incremental borrowing rate to determine the present value of the lease payments, which is unique to each leased asset, and is based upon the term of the lease, commencement date of the lease, local currency of the leased asset, and the credit rating of the legal entity leasing the asset.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019

	(In thousands)
Operating lease cost	$(4,505)	$(14,247)

Finance lease cost
Amortization of right-of-use asset	$(43)	$(111)
Interest on lease liabilities	(6)	(16)
Total finance lease cost	$(49)	$(127)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,842)	$(14,978)
Operating cash flows from finance leases	(8)	(24)
Financing cash flows from finance leases	(59)	(232)

Supplemental balance sheet information related to leases was as follows:

September 29, 2019

(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$78,788

Accrued liabilities	$16,981
Long-term operating lease liabilities	73,436
Total operating lease liabilities	$90,417

Finance leases:
Other long-lived assets, at cost	$723
Accumulated depreciation	(592)
Other long-lived assets, net	$131

Weighted Average Remaining Lease Term
Operating leases	7 years
Finance leases	2 years

Weighted Average Discount Rate
Operating leases	6.9%
Finance leases	5.9%

Maturities of lease liabilities as of September 29, 2019 were as follows:

	Operating Leases	Finance Leases

	(In thousands)
2019	$6,045	$68
2020	23,051	229
2021	19,742	131
2022	16,107	59
2023	13,382	34
Thereafter	41,896	11
Total	$120,223	$532

Note 8:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $12.1 million and $37.2 million in the three and nine months ended September 29, 2019, respectively. We recognized depreciation expense of $11.7 million and $35.6 million in the three and nine months ended September 30, 2018, respectively.
We recognized amortization expense related to our intangible assets of $23.4 million and $71.2 million in the three and nine months ended September 29, 2019. We recognized amortization expense related to our intangible assets of $26.2 million and $76.3 million in the three and nine months ended September 30, 2018, respectively.

Impairment
Due to its overall financial performance during the fiscal third quarter and a potential divestiture of the reporting unit, we performed an interim impairment test on the Grass Valley reporting unit, which resulted in a total goodwill and other asset impairment charge of $342.1 million for the three and nine months ended September 29, 2019. The Grass Valley reporting unit is part of our Enterprise Solutions Segment. The impairment charge consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.
Note 9:  Severance, Restructuring, and Acquisition Integration Activities
Opterna and FutureLink Integration program: 2019
In 2019, we began a restructuring program to integrate Opterna and FutureLink with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $3.1 million and $5.6 million of severance and other restructuring costs for this program during the three and nine months ended September 29, 2019, respectively. These costs were incurred by the Enterprise Solutions segment. We do not expect to incur any more costs for this program.
Grass Valley and SAM Integration Program: 2018 - 2019
In 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We did not recognize severance and other restructuring costs for this program during the three months ended September 29, 2019, and we recognized $3.0 million of severance and other restructuring costs for this program during the nine months ended September 29, 2019. We recognized $7.1 million and $36.6 million of severance and other restructuring costs for this program during the three and nine months ended September 30, 2018, respectively. The costs were incurred by the Enterprise Solutions segment. The integration of these businesses is complete, and thus, we do not expect to incur any more costs for this program.
Industrial Manufacturing Footprint Program: 2016 - 2018
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation was complete as of December 31, 2018. We recognized $4.3 million and $15.8 million of severance and other restructuring costs for this program during the three and nine months ended September 30, 2018. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms.
The following table summarizes the costs by segment of the various programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended September 29, 2019	(In thousands)
Enterprise Solutions	$269	$3,776	$4,045
Industrial Solutions	—	—	—
Total	$269	$3,776	$4,045

Three Months Ended September 30, 2018
Enterprise Solutions	$(1,283)	$10,811	$9,528
Industrial Solutions	136	2,024	2,160
Total	$(1,147)	$12,835	$11,688

Nine Months Ended September 29, 2019
Enterprise Solutions	$489	$10,415	$10,904
Industrial Solutions	—	—	—
Total	$489	$10,415	$10,904

Nine Months Ended September 30, 2018
Enterprise Solutions	$10,097	$36,852	$46,949
Industrial Solutions	378	9,683	10,061
Total	$10,475	$46,535	$57,010

The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands)
Cost of sales	$792	$4,820	$1,777	$21,482
Selling, general and administrative expenses	3,253	6,341	8,364	30,287
Research and development expenses	—	527	763	5,241
Total	$4,045	$11,688	$10,904	$57,010

The other restructuring and integration costs primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
There were no significant severance accrual balances as of September 29, 2019 or December 31, 2018.
Note 10:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	September 29, 2019	December 31, 2018

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	383,460	400,050
3.375% Senior subordinated notes due 2027	493,020	514,350
4.125% Senior subordinated notes due 2026	219,120	228,600
2.875% Senior subordinated notes due 2025	328,680	342,900
Total senior subordinated notes	1,424,280	1,485,900
Less unamortized debt issuance costs	(20,610)	(22,700)
Long-term debt	$1,403,670	$1,463,200

Revolving Credit Agreement due 2022
Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility (the Revolver). The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. As of September 29, 2019, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $287.0 million.
Senior Subordinated Notes
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of September 29, 2019 is $383.5 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of September 29, 2019 is $493.0 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of September 29, 2019 is $219.1 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of September 29, 2019 is $328.7 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.

Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of September 29, 2019 was approximately $1,494.8 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,424.3 million as of September 29, 2019.
Note 11:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of September 29, 2019, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the nine months ended September 29, 2019 and September 30, 2018, the transaction gain associated with these notes that was reported in other comprehensive income was $62.1 million and $46.3 million, respectively.
Note 12:  Income Taxes
For the three and nine months ended September 29, 2019, we recognized income tax expense of $2.8 million and $13.6 million, respectively, representing an effective tax rate of (1.0%) and (6.3%), respectively. The effective tax rates were impacted by an income tax benefit of $5.7 million as a result of changes in our estimated valuation allowance requirement related to foreign tax credits due to the restructuring of certain foreign operations. These effective rates are also reflective of the impact of more favorable statutory tax rates applied to the earnings of these foreign operations due to the restructuring efforts. The income tax expense for the three and nine months ended September 29, 2019 was also impacted by a $5.1 million income tax benefit for the partial deductibility of the goodwill and other asset impairment charge during the period.
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

•
We recognized an income tax benefit of $1.2 million in the nine months ended September 30, 2018 due to a decrease in reserves for uncertain tax positions of prior years.Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.

Note 13:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands)
Three Months Ended
Service cost	$1,058	$1,717	$10	$14
Interest cost	2,921	2,011	273	257
Expected return on plan assets	(3,842)	(4,660)	—	—
Amortization of prior service credit	(143)	(37)	—	—
Actuarial losses (gains)	327	1,073	(25)	—
Net periodic benefit cost	$321	$104	$258	$271

Nine Months Ended
Service cost	$3,164	$3,792	$29	$40
Interest cost	8,869	5,792	815	781
Expected return on plan assets	(11,977)	(9,688)	—	—
Amortization of prior service credit	(117)	(59)	—	—
Actuarial losses (gains)	969	2,350	(76)	—
Net periodic benefit cost	$908	$2,187	$768	$821

Note 14:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands)
Net income (loss)	$(297,015)	$85,858	$(229,547)	$117,220
Foreign currency translation gain (loss), net of $0.2 million, $0.5 million, $0.6 million, and $0.7 million tax, respectively	33,732	(17,904)	45,619	10,943
Adjustments to pension and postretirement liability, net of $0.0 million, $0.4 million, $0.2 million, and $0.9 million tax, respectively	120	637	591	1,409
Total comprehensive income (loss)	(263,163)	68,591	(183,337)	129,572
Less: Comprehensive income (loss) attributable to noncontrolling interests	367	(29)	474	(155)
Comprehensive income (loss) attributable to Belden	$(263,530)	$68,620	$(183,811)	$129,727

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2018	$(41,882)	$(33,025)	$(74,907)
Other comprehensive income attributable to Belden before reclassifications	45,205	—	45,205
Amounts reclassified from accumulated other comprehensive income	—	591	591
Net current period other comprehensive gain attributable to Belden	45,205	591	45,796
Balance at September 29, 2019	$3,323	$(32,434)	$(29,111)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 29, 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$893	(1)
Prior service credit	(117)	(1)
Total before tax	776
Tax benefit	(185)
Total net of tax	$591
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 13).
Note 15:  Preferred Stock
In 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. We received approximately $501 million of net proceeds from this offering, which were used for general corporate purposes. On July 15, 2019, all outstanding Preferred Stock was automatically converted into shares of Belden common stock at the conversion rate of 132.50, resulting in the issuance of approximately 6.9 million shares of Belden common stock. Upon conversion, the Preferred Stock was automatically extinguished and discharged, is no longer deemed outstanding for all purposes, and delisted from trading on the New York Stock Exchange. During the three and nine months ended September 29, 2019, dividends on the Preferred Stock were $1.0 million and $18.4 million, respectively. During the three and nine months ended September 30, 2018, dividends on the Preferred Stock were $8.7 million and $26.2 million, respectively.
Note 16: Share Repurchase
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended September 29, 2019, we repurchased 0.5 million shares of our common stock under the share repurchase program for an aggregate cost of $27.2 million and an average price per share of $55.17. During the nine months ended September 29, 2019, we repurchased 0.9 million shares of our common stock under the share repurchase program for an aggregate cost of $50.0 million and an average price per share of $56.19. During the three months ended September 30, 2018, we repurchased 0.3 million shares of our common stock under a previous share repurchase program for an aggregate cost of $25.0 million and an average price per share of $72.62. During the nine months ended September 30, 2018, we repurchased 1.8 million shares of our common stock under a previous share repurchase program for an aggregate cost of $125.0 million and an average price per share of $70.13.
Note 17: Subsequent Events
Assets Held for Sale
We classify assets and liabilities as held for sale (disposal group) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. As a result, the Grass Valley disposal group, which is currently part of the Enterprise Solutions segment, will be included in discontinued operations commencing in the fourth quarter. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria in the fourth quarter. We intend to complete the sale of the Grass Valley disposal group during the next twelve months. As discussed in Note 8, we recognized an impairment charge for the disposal group of $342.1 million during the third quarter of 2019, which consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively. As of September 29, 2019, Grass Valley had total assets and total liabilities of $491.8 million and $194.0 million, respectively, and accumulated other comprehensive losses of $73.2 million.
Cost Reduction Program
During the fourth quarter, we announced a cost reduction program designed to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. The cost reduction program is expected to deliver an estimated $40.0 million annualized reduction in selling, general, and administrative expenses, with some benefit in 2020, and the full benefit realized in 2021. We expect to incur severance and other related costs as part of this program but the timing and amounts of such costs are not yet known.

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Belden Inc. (the Company, us, we, or our) is a global supplier of specialty networking solutions built around two global business platforms - Enterprise Solutions and Industrial Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
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
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. During the three and nine months ended September 29, 2019, approximately 48% of our consolidated revenues were to customers outside of the U.S.
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
Acquisitions
We completed the acquisitions of Opterna International Corp. (Opterna) on April 15, 2019 and FutureLink on April 5, 2019. The results of Opterna and FutureLink have been included in our Condensed Consolidated Financial Statements from the acquisition dates and are reported in the Enterprise Solutions segment. See Note 3.
Goodwill and Other Asset Impairment
We performed an interim impairment test on our Grass Valley reporting unit, which resulted in a total goodwill and other asset impairment charge of $342.1 million for the three and nine months ended September 29, 2019. See Note 8.
Opterna and FutureLink Integration Program
In 2019, we began a restructuring program to integrate Opterna and FutureLink with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $3.1 million and $5.6 million of severance and other restructuring costs for this program during the three and nine months ended September 29, 2019, respectively. The costs were incurred by the Enterprise Solutions segment. We do not expect to incur any more costs for this program.
Grass Valley and SAM Integration Program
In 2018, we began a restructuring program to integrate SAM with Grass Valley. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $3.0 million of severance and other restructuring costs for this program during the nine months ended September 29, 2019. The costs were incurred by the Enterprise Solutions segment. The integration of these businesses is complete, and thus, we do not expect to incur any more costs for this program.
Preferred Stock Conversion
On July 15, 2019, all outstanding Preferred Stock was automatically converted into shares of Belden common stock at the conversion rate of 132.50, resulting in the issuance of approximately 6.9 million shares of Belden common stock. Upon conversion, the Preferred Stock was automatically extinguished and discharged, is no longer deemed outstanding for all purposes, and delisted from trading on the New York Stock Exchange. During the three and nine months ended September 29, 2019, dividends on the Preferred Stock were $1.0 million and $18.4 million, respectively. See Note 15.
Subsequent Events
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. As a result, the Grass Valley disposal group, which is currently part of the Enterprise Solutions segment, will be included in discontinued operations commencing in the fourth quarter. We intend to complete the sale of the Grass Valley disposal group during the next twelve months.
During the fourth quarter, we announced a cost reduction program designed to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. The cost reduction program is expected to deliver an estimated $40.0 million annualized reduction in selling, general, and administrative expenses, with some benefit in 2020, and the full benefit realized in 2021. We expect to incur severance and other related costs as part of this program but the timing and amounts of such costs are not yet known.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies
During the nine months ended September 29, 2019:

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

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
Results of Operations
Consolidated Income before Taxes

	Three Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change

	(In thousands, except percentages)
Revenues	$620,318	$655,774	(5.4)%	$1,845,023	$1,929,978	(4.4)%
Gross profit	235,402	260,857	(9.8)%	701,153	749,047	(6.4)%
Selling, general and administrative expenses	(120,169)	(132,716)	(9.5)%	(365,439)	(396,430)	(7.8)%
Research and development expenses	(31,351)	(33,471)	(6.3)%	(100,539)	(107,781)	(6.7)%
Amortization of intangibles	(22,243)	(25,533)	(12.9)%	(67,952)	(74,990)	(9.4)%
Goodwill and other asset impairment	(342,146)	—	n/a	(342,146)	—	n/a
Gain from patent litigation	—	62,141	(100.0)%	—	62,141	(100.0)%
Operating income (loss)	(280,507)	131,278	(313.7)%	(174,923)	231,987	(175.4)%
Interest expense, net	(14,200)	(14,472)	(1.9)%	(42,561)	(46,538)	(8.5)%
Non-operating pension benefit	489	1,356	(63.9)%	1,517	824	84.1%
Loss on debt extinguishment	—	—	n/a	—	(22,990)	(100.0)%
Income (loss) before taxes	(294,218)	118,162	(349.0)%	(215,967)	163,283	(232.3)%
Revenues decreased $35.5 million and $85.0 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018 due to the following factors:

•	Lower sales volume resulted in a $36.5 million and $72.9 million decrease in the three and nine months ended September 29, 2019, respectively.

•	Currency translation had a $7.1 million and $31.9 million unfavorable impact on revenues in the three and nine months ended September 29, 2019, respectively.

•	Copper prices had a $5.6 million and $17.0 million unfavorable impact on revenues in the three and nine months ended September 29, 2019, respectively.

•	Acquisitions contributed an estimated $7.3 million and $36.8 million in the three and nine months ended September 29, 2019, respectively.

Gross profit decreased $25.5 million and $47.9 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018. Gross profit for the three months ended September 29, 2019 decreased due to the decreases in revenue discussed above as well as unfavorable mix; partially offset by decreases in severance, restructuring, and acquisition integration costs of $4.0 million from the comparable period of 2018. Gross profit for the nine months ended September 29, 2019 decreased due to the decreases in revenue discussed above as well as unfavorable mix; partially offset by decreases in severance, restructuring, and acquisition integration costs of $19.7 million from the comparable period of 2018.
Selling, general and administrative expenses decreased $12.5 million and $31.0 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018. Improved productivity; a decline in severance, restructuring, and acquisition integration costs; and currency translation contributed $10.0 million, $3.0 million, and $1.2 million, respectively, to the decrease in selling, general and administrative expenses for the three months ended September 29, 2019 as compared to the year ago period; partially offset by the impact of acquisitions, which increased selling, general and administrative expenses by $1.7 million. A decline in severance, restructuring, and acquisition integration costs; improved productivity; and currency translation contributed $21.9 million, $14.3 million, and $3.9 million, respectively, to the decrease in selling, general and administrative expenses for the nine months ended September 29, 2019 as compared to the year ago period; partially offset by the impact of acquisitions, which increased selling, general and administrative expenses by $9.1 million. The improved productivity stems from successful cost saving measures implemented during the current year.
Research and development expenses decreased $2.1 million and $7.2 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018. Productivity improvement initiatives contributed $1.4 million and $3.2 million to the decline in research and development expenses in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018. Decreases in severance, restructuring, and acquisition integration costs of $0.5 million and $4.4 million also contributed to the decline in research and development expenses in the three and nine months ended September 29, 2019, respectively, over the year ago period. Currency translation contributed $0.3 million and $1.1 million to the decline in research and development expenses in the three and nine months ended September 29, 2019, respectively, as compared to the year ago period. The above decreases were partially offset by the impact of acquisitions, which increased research and development expenses by $0.1 million and 1.5 million in the three and nine months ended September 29, 2019, respectively, as compared to the year ago period.
Amortization of intangibles decreased $3.3 million and $7.0 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018 primarily due to certain intangible assets becoming fully amortized.
Goodwill and other asset impairment increased $342.1 million in the three and nine months ended September 29, 2019 from the comparable periods of 2018. We performed an interim impairment test on our Grass Valley reporting unit, which resulted in a total goodwill and other asset impairment charge of $342.1 million for the three and nine months ended September 29, 2019.
Gain from patent litigation decreased $62.1 million in the three and nine months ended September 29, 2019 from the comparable periods of 2018. In 2011, our wholly-owned subsidiary, PPC, filed an action for patent infringement against Corning alleging they willfully infringed upon two of their patents, and after years of post-trial motions and appeals, the District Court ruled that Corning shall pay judgments of $62.1 million, which we received in July 2018 and recorded as a gain from patent litigation for the three and nine months ended September 30, 2018.
Operating income decreased $411.8 million and $406.9 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018 primarily as a result of the $342.1 million goodwill and other asset impairment charge recognized during the three and nine months ended September 29, 2019, the $62.1 million gain from patent litigation during the nine months ended September 30, 2018, and the decline in gross profit discussed above.
Net interest expense decreased $0.3 million and $4.0 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018 as a result of our debt transactions during 2018. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding €200.0 million 5.5% senior subordinated notes due 2023 as well as all of our outstanding $200.0 million 5.25% senior subordinated notes due 2024.
The loss on debt extinguishment recognized in 2018 represents the premium paid to the bond holders to retire a portion of the 2023 and 2024 notes and the unamortized debt issuance costs written-off.
Income (loss) before taxes decreased $412.4 million and $379.3 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018. The decrease is primarily a result of the operating loss during the three and nine months ended September 29, 2019; partially offset by the loss on debt extinguishment in the nine months ended September 30, 2018.
Income Taxes

	Three Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change

	(In thousands, except percentages)
Income (loss) before taxes	$(294,218)	$118,162	(349.0)%	$(215,967)	$163,283	(232.3)%
Income tax expense	2,797	32,304	(91.3)%	13,580	46,063	(70.5)%
Effective tax rate	(1.0)%	27.3%		(6.3)%	28.2%

For the three and nine months ended September 29, 2019, we recognized income tax expense of $2.8 million and $13.6 million, respectively, representing an effective tax rate of (1.0)% and (6.3)%, respectively. The effective tax rates were impacted by an income tax benefit of $5.7 million as a result of changes in our estimated valuation allowance requirement related to foreign tax credits due to the restructuring of certain foreign operations. These effective rates are also reflective of the impact of more favorable statutory tax rates applied to the earnings of these foreign operations due to the restructuring efforts. The income tax expense for the three and nine months ended September 29, 2019 was also impacted by a $5.1 million income tax benefit for the partial deductibility of the goodwill and other asset impairment charge during the period.
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
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change

	(In thousands, except percentages)
Adjusted Revenues	$620,318	$659,003	(5.9)%	$1,845,023	$1,937,867	(4.8)%
Adjusted EBITDA	101,574	126,689	(19.8)%	289,817	352,552	(17.8)%
as a percent of adjusted revenues	16.4%	19.2%		15.7%	18.2%
Adjusted revenues decreased $38.7 million and $92.9 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018 due to the following factors:

•	Lower sales volume resulted in a $36.5 million and $72.9 million decrease in the three and nine months ended September 29, 2019, respectively.

•	Currency translation had a $7.1 million and $31.9 million unfavorable impact on revenues in the three and nine months ended September 29, 2019, respectively.

•	Copper prices had a $5.6 million and $17.0 million unfavorable impact on revenues in the three and nine months ended September 29, 2019, respectively.

•	Acquisitions contributed an estimated $10.5 million and $28.9 million in the three and nine months ended September 29, 2019, respectively.

Adjusted EBITDA decreased $25.1 million and $62.7 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018. Adjusted EBITDA for both the three and nine months ended September 29, 2019 decreased due to the decreases in Adjusted Revenues discussed above as well as unfavorable mix as compared to the year ago period of 2018.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

	(In thousands, except percentages)
GAAP revenues	$620,318	$655,774	$1,845,023	$1,929,978
Deferred revenue adjustments (1)	—	3,229	—	7,889
Adjusted revenues	$620,318	$659,003	$1,845,023	$1,937,867

GAAP net income (loss)	$(297,015)	$85,858	$(229,547)	$117,220
Goodwill and other asset impairment (2)	342,146	—	342,146	—
Amortization of intangible assets	22,243	25,533	67,952	74,990
Interest expense, net	14,200	14,472	42,561	46,538
Depreciation expense	12,147	11,671	37,170	35,562
Income tax expense	2,797	32,304	13,580	46,063
Severance, restructuring, and acquisition integration costs (3)	4,045	11,688	10,904	57,010
Amortization of software development intangible assets	1,197	620	3,206	1,344
Purchase accounting effects related to acquisitions (4)	(186)	821	1,845	2,359
Loss on debt extinguishment	—	—	—	22,990
Deferred revenue adjustments (1)	—	3,229	—	7,889
Costs related to patent litigation	—	2,634	—	2,634
Gain from patent litigation	—	(62,141)	—	(62,141)
Loss on sale of assets	—	—	—	94
Adjusted EBITDA	$101,574	$126,689	$289,817	$352,552

GAAP net income (loss) margin	(47.9)%	13.1%	(12.4)%	6.1%
Adjusted EBITDA margin	16.4%	19.2%	15.7%	18.2%

(1) Our segment results include revenues that would have been recorded by acquired businesses had they remained as independent entities. Our consolidated results do not include these revenues due to the purchase accounting effect of recording deferred revenue at fair value. See Note 3, Acquisitions, for details.
(2) For the three and nine months ended September 29, 2019, we recognized a $342.1 million goodwill and other asset impairment charge for our Grass Valley reporting unit. See Note 8, Long-Lived Assets, for details.
(3) See Note 9, Severance, Restructuring, and Acquisition Integration Activities, for details.
(4) For the nine months ended September 29, 2019, we recognized expenses related to the earnout consideration for the SAM acquisition. For the three and nine months ended September 29, 2019, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Opterna and FutureLink acquisitions. For the three and nine months ended September 30, 2018, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the SAM and NT2 acquisitions.
Segment Results of Operations
For additional information regarding our segment measures, see Note 4 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change

	(In thousands, except percentages)
Segment Revenues	$368,080	$392,080	(6.1)%	$1,064,469	$1,142,765	(6.9)%
Segment EBITDA	56,814	72,210	(21.3)%	149,855	199,943	(25.1)%
as a percent of segment revenues	15.4%	18.4%		14.1%	17.5%
Enterprise Solutions revenues decreased $24.0 million and $78.3 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018. For the three months ended September 29, 2019, decreases in volume, unfavorable currency translation, and lower copper prices contributed an estimated $28.2 million, $3.5 million, and $2.8 million to the decline in revenues, respectively; partially offset by the impact of acquisitions, which contributed an estimated $10.5 million increase in revenues. For the nine months ended September 29, 2019, decreases in volume, unfavorable currency translation, and lower copper prices contributed an estimated $86.5 million, $13.9 million, and $6.7 million to the decline in revenues, respectively, partially offset by the impact of acquisitions, which contributed an estimated $28.8 million increase in revenues. The decrease in revenues was most notable in Asia, and partially offset by continued growth and share capture in the Americas region.
Enterprise Solutions EBITDA decreased $15.4 million and $50.1 million in the three and nine months ended September 29, 2019, respectively, compared to the year ago periods primarily as a result of the decline in revenues discussed above.
Industrial Solutions

	Three Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change

	(In thousands, except percentages)
Segment Revenues	$252,238	$266,923	(5.5)%	$780,554	$795,102	(1.8)%
Segment EBITDA	44,614	53,750	(17.0)%	139,531	153,401	(9.0)%
as a percent of segment revenues	17.7%	20.1%		17.9%	19.3%
Industrial Solutions revenues decreased $14.7 million and $14.5 million in the three and nine months ended September 29, 2019, respectively, from the comparable period of 2018. The decrease in revenues in the three months ended September 29, 2019 from the comparable period of 2018 was primarily due to decrease in volume, unfavorable currency translation, and lower copper prices, which had an estimated impact of $8.3 million, $3.6 million, and $2.8 million, respectively. The decrease in volume was primarily due to changes in channel inventory levels. The decrease in revenues in the nine months ended September 29, 2019 from the comparable period of 2018 was primarily due to unfavorable currency translation and lower copper prices, which had an estimated impact of $18.0 million and $8.8 million, respectively; partially offset by an increase in volume, which increased revenues $12.3 million over the year ago period.
Industrial Solutions EBITDA decreased $9.1 million and $13.9 million in the three and nine months ended September 29, 2019, respectively, from the comparable periods of 2018 primarily as a result of the changes in revenues discussed above.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	September 29, 2019	September 30, 2018

	(In thousands)
Net cash provided by (used for):
Operating activities	$89,517	$100,859
Investing activities	(125,000)	(106,304)
Financing activities	(84,448)	(220,932)
Effects of currency exchange rate changes on cash and cash equivalents	(3,937)	(5,704)
Decrease in cash and cash equivalents	(123,868)	(232,081)
Cash and cash equivalents, beginning of period	420,610	561,108
Cash and cash equivalents, end of period	$296,742	$329,027
Operating cash flows were a source of cash of $89.5 million and $100.9 million in 2019 and 2018, respectively. The $11.4 million decline as compared to prior year is primarily due to the $62 million pre-tax cash proceeds from the Corning patent litigation received in 2018. Excluding the patent litigation proceeds, operating cash flows increased year-over-year due in part to favorable changes in receivables and inventory. Receivables were a source of cash of $6.0 million compared to a use of cash of $25.3 million in the prior year. Inventory was a source of cash of $32.3 million compared to a use of cash of $16.6 million in the prior year. The improvements in receivables and inventory are attributable to effective working capital management.
Net cash used for investing activities totaled $125.0 million in 2019, compared to $106.3 million for the comparable period of 2018. Investing activities for the nine months ended September 29, 2019 included capital expenditures of $74.1 million compared to $63.5 million in the comparable period of 2018. The increase in capital expenditures of $10.6 million is due in part to the investments we are making in India and software development. The nine months ended September 29, 2019 included payments, net of cash acquired for acquisitions of $51.0 million primarily for the acquisition of Opterna, and the nine months ended September 30, 2018 included payments, net of cash acquired for acquisitions of $84.6 million for the acquisitions of SAM and NT2. Additionally, the nine months ended September 30, 2018 included proceeds from the disposal of the MCS business and Hirshmann JV of $40.2 million, which closed on December 31, 2017.
Net cash used for financing activities for the nine months ended September 29, 2019 totaled $84.4 million, compared to $220.9 million for the comparable period of 2018. Financing activities for the nine months ended September 29, 2019 included payments under our share repurchase program of $50.0 million, cash dividend payments of $32.2 million, and net payments related to share based compensation activities of $2.1 million. Financing activities for the nine months ended September 30, 2018 included payments under borrowing arrangements of $484.8 million, payments under our share repurchase program of $125.0 million, cash dividend payments of $32.4 million, debt issuance costs of $7.6 million, net payments related to share based compensation activities of $2.0 million, and $431.3 million of cash proceeds from the issuance of the €350.0 million 3.875% Notes due 2028.
Our cash and cash equivalents balance was $296.7 million as of September 29, 2019. Of this amount, $199.5 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of September 29, 2019 consisted of $1,424.3 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 10 to the Condensed Consolidated Financial Statements. As of September 29, 2019, we had $287.0 million in available borrowing capacity under our Revolver.

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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 29, 2019.

	Principal Amount by Expected Maturity			Fair
	2019	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$383,460	$383,460	$405,946
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$493,020	$493,020	$518,844
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$219,120	$219,120	$233,420
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$328,680	$328,680	$336,608
Average interest rate		2.875%
Total			$1,424,280	$1,494,818
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
Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended September 29, 2019 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at June 30, 2019				$277,185
July 1, 2019 through August 4, 2019	493	$55.17	493	250,000
August 5, 2019 through September 1, 2019	—	—	—	250,000
September 2, 2019 through September 29, 2019	—	—	—	250,000
Total	493	$57.47	493	$250,000
(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. From inception of our program and during the nine months ended September 29, 2019, we have repurchased 0.9 million shares of our common stock under the program for an aggregate cost of $50.0 million and an average price of $56.19. During the three months ended September 29, 2019, we repurchased 0.5 million shares of our common stock under the share repurchase program for an aggregate cost of $27.2 million and an average price per share of $55.17.

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

BELDEN INC.

Date:	November 4, 2019	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	November 4, 2019	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	November 4, 2019	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer