Form 10-K
period 2019-12-31
BELDEN INC.
filed 2020-02-11
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
(314) 854-8000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BDC	The New York Stock Exchange
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
Yes  ☐   No   ☑.
At June 30, 2019, the aggregate market value of Common Stock of Belden Inc. held by non-affiliates was $1,719,404,831 based on the closing price ($59.57) of such stock on such date.
As of February 6, 2020, there were 45,459,726 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2019 (the “Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III.

Part I
Item 1. Business
General
Belden Inc. (the Company, us, we, or our) is a global supplier of specialty networking solutions built around two global business platforms - Enterprise Solutions and Industrial Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments. Each business platform represents a reportable segment. Financial information about our segments appears in Note 6 to the Consolidated Financial Statements.
Our comprehensive portfolio of specialty networking solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications. We sell our products to distributors, end-users, installers, and directly to original equipment manufacturers (OEMs). Belden Inc. is a Delaware corporation incorporated in 1988, but the Company’s roots date back to its founding by Joseph Belden in 1902.
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

•
Cash Generation—Our pursuit of operational excellence results in the generation of cash flow. We generated cash flows from operating activities of $276.9 million, $289.2 million, and $255.3 million in 2019, 2018, and 2017, respectively.

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

Segments
We operate our business under the two segments – Enterprise Solutions and Industrial Solutions. A synopsis of the segments is included below:
Enterprise Solutions
The Enterprise Solutions (Enterprise) segment is a leading provider in network infrastructure solutions, as well as cabling and connectivity solutions for commercial audio/video and security applications. We serve customers in markets such as healthcare, education, financial, government, and corporate enterprises, as well as end-markets, including sport venues and academia. Enterprise product lines include copper cable and connectivity solutions, fiber cable and connectivity solutions, and racks and enclosures. Our products are used in applications such as local area networks, data centers, access control, and building automation. Enterprise provides true end-to-end copper and fiber network systems to include cable, assemblies, interconnect panels, and enclosures. Our high-performance solutions support all networking protocols up to and including 100G+ Ethernet technologies. Enterprise’s innovative products can deliver data in addition to power over Ethernet, which meets the higher performance requirements driven by the increasing number of connections in smart buildings. Enterprise products also include intelligent power, cooling, and airflow management for mission-critical data center operations. The Enterprise product portfolio is designed to support

Internet Protocol convergence, the increased use of wireless communications, and cloud-based data centers by our customers. Our systems are installed through a network of highly trained system integrators and are supplied through authorized distributors.
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
Our industrial cable products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers, and other devices. Many industrial environments, such as petrochemical and other harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures, and outside elements. Other applications require conductors, insulation, and jacketing materials that can withstand repeated flexing. In addition to cable product configurations for these applications, we supply heat-shrinkable tubing and wire management products to protect and organize wire and cable assemblies. Our industrial connector products are primarily used as sensor and actuator connections in factory automation supporting various fieldbus protocols as well as power connections in building automation. These products are used both as components of manufacturing equipment and in the installation and networking of such equipment.
Industrial Solutions products are sold directly to industrial equipment OEMs and through a network of industrial distributors, value-added resellers, and system integrators.
See Note 5 to the Consolidated Financial Statements for additional information regarding our segments.
Acquisitions
A key part of our business strategy includes acquiring companies to support our growth and enhance our product portfolio. Our acquisition strategy is based upon targeting leading companies that offer innovative products and strong brands. We utilize a disciplined approach to acquisitions based on product and market opportunities. When we identify acquisition candidates, we conduct rigorous financial and cultural analyses to make certain that they meet both our strategic plan targets and our goal for return on invested capital of 13-15%.
We have completed a number of acquisitions in recent years as part of this strategy. Most recently, in December 2019, we acquired substantially all of the assets of Special Product Company (SPC), a leading designer, manufacturer, and seller of outdoor cabinet products for optical fiber cable installations. In April 2019, we acquired the FutureLink business from Suttle Inc. as well as Opterna International Corp. (Opterna), which designs and manufactures complementary fiber connectivity, cabinet, and enclosure products used in optical networks.The results of SPC, FutureLink, and Opterna have been included in our Consolidated Financial Statements as of their acquisition dates, and are reported within the Enterprise Solutions segment.
In 2018, we acquired Net-Tech Technology, Inc. (NT2), an integrator of optical passive components and network optimization products used within broadband network applications where optical backhaul is used. The results of NT2 have been included in our Consolidated Financial Statements from the acquisition date, and are reported within the Enterprise Solutions segment.
In 2017, we completed the acquisition of Thinklogical Holdings, LLC (Thinklogical), a leading provider of secure, centralized KVM video switches to the command and control market. The results of Thinklogical have been included in our Consolidated Financial Statements from the acquisition date and are reported in the Enterprise Solutions segment.
For more information regarding these transactions, see Note 4 to the Consolidated Financial Statements.
Customers
We sell to distributors, OEMs, installers, and end-users. Sales to the distributor Anixter International Inc. (Anixter) represented approximately 13% of our consolidated revenues in 2019. On January 10, 2020, Anixter entered into a definitive agreement with WESCO International, Inc (WESCO) by which Anixter will be acquired WESCO. Sales to both Anixter and WESCO combined, represented approximately 15% of our consolidated revenues in 2019. No other customer accounted for more than 10% of our revenues in 2019.
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
International Operations
In addition to manufacturing facilities in the United States (U.S.), we have manufacturing and other operating facilities in Brazil, Canada, China, India, Japan, Mexico, and St. Kitts, as well as in various countries in Europe. During 2019, approximately 44% of Belden’s sales were to customers outside the U.S. Our primary channels to international markets include both distributors and direct sales to end users and OEMs.
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
The principal competitive factors in all our product markets are technical features, quality, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the customer. Some products are manufactured to meet published industry specifications and are less differentiated on the basis of product characteristics. We believe that Belden stands out in many of our markets on the basis of the breadth of our product portfolio, the quality and performance characteristics of our products, our customer service, and our technical support.
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

In our Enterprise Solutions segment, in order to support the demand for additional bandwidth and to improve service integrity, broadband service providers are investing in their networks to enhance delivery capabilities to customers for the foreseeable future. Additional bandwidth requirements resulting from increased traffic expose weak points in the network, which are often connectivity related, causing broadband service operators to improve and upgrade residential networks with higher performing connectivity products.

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
Patents and Trademarks

We have a policy of seeking patents when appropriate on inventions concerning new products, product improvements, and advances in equipment and processes as part of our ongoing research, development, and manufacturing activities. We own many patents and registered trademarks worldwide that are used by our operating segments, with pending applications for numerous others. We consider our patents and trademarks to be valuable assets. Our most prominent trademarks are: Belden®, Alpha Wire™, GarrettCom®, Hirschmann®, Lumberg Automation™, Mohawk®, Poliron™, PPC®, ProSoft Technology®, Thinklogical®, Tofino®, Tripwire® and West Penn Wire™.
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

	2019	2018	2017
Copper spot prices per pound
High	$2.98	$3.29	$3.29
Low	$2.51	$2.56	$2.48
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

Backlog
Our business is characterized generally by short-term order and shipment schedules. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. Orders are generally subject to cancellation or rescheduling by the customer. As of December 31, 2019, our backlog of orders believed to be firm was $161.9 million. Nearly all of the backlog at December 31, 2019 is scheduled to be shipped in 2020.
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
Employees
As of December 31, 2019, for our continuing operations, we had approximately 7,000 employees worldwide. We also utilized approximately 200 workers under contract manufacturing arrangements. Approximately 1,800 employees are covered by collective bargaining agreements at various locations around the world. We believe our relationship with our employees is generally positive, and we measure and monitor the workforce's sustainable engagement, among other metrics, to ensure this remains the case.
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

Information about our Executive Officers
The following table sets forth certain information with respect to the persons who were Belden executive officers as of February 10, 2020. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name	Age	Position
John Stroup	53	President, Chief Executive Officer, and Chairman
Brian Anderson	45	Senior Vice President, Legal, General Counsel and Corporate Secretary
Ashish Chand	45	Executive Vice President, Industrial Automation
Henk Derksen	51	Senior Vice President, Finance, and Chief Financial Officer
Leo Kulmaczewski	54	Senior Vice President, Operations and Lean Enterprise
Dean McKenna	51	Senior Vice President, Human Resources
Paul Turner	56	Senior Vice President, Sales
Roel Vestjens	45	Executive Vice President and Chief Operating Officer
Doug Zink	44	Vice President and Chief Accounting Officer
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
Ashish Chand was appointed Executive Vice President, Industrial Automation in July 2019. Prior to that, he served as Managing Director, Industrial Solutions, for the Company’s APAC division from August 2017 to June 2019. Mr. Chand joined the Company in 2002 and has assumed positions of increasing responsibility in sales and marketing, operations, business development and general management since that time. Prior to joining Belden, Mr. Chand had experience in the oil and gas and non-ferrous metals segments. Mr. Chand holds a doctoral degree in Business from the City University of Hong Kong, an M.B.A. from XLRI Jamshedpur, India and a B.A. from Loyola College Chennai, India.
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
Dean McKenna has been Senior Vice President, Human Resources since May 2015. Prior to joining Belden, he was Vice President of Human Resources for the international business of SC Johnson. Prior to SC Johnson, he worked in various senior international human resource, organizational development and talent positions at Ingredion, Akzo Nobel and ICI Group PLC. He received his degree in Strategic Human Resource Management at the Nottingham Business School in the United Kingdom.

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
Roel Vestjens has been Executive Vice President, Industrial Solutions since February 2018 and was appointed as Chief Operating Officer in July 2019. Prior to that, he was the Executive Vice President, Industrial Solutions and Broadcast IT Solutions from January 2017 to February 2018 and the Executive Vice President, Broadcast Solutions from March 2014 to January 2017. Mr. Vestjens joined Belden in 2006 as Director of Marketing for the EMEA region. In April 2008, Mr. Vestjens was promoted to Director of Sales and Marketing for the Industrial Solutions business, and in January 2009, he was appointed General Manager of Belden’s Wire and Cable Systems business in EMEA. Mr. Vestjens relocated to Asia in November 2010, and became President of the APAC OEM business, followed by President of all APAC Operations in May 2012. Mr. Vestjens joined Belden from Royal Philips Electronics where he held various European sales and marketing positions. Mr. Vestjens holds a bachelor degree in Electrical Engineering and a Master of Science and Management degree from Nyenrode Business University in the Netherlands.
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
Our markets are characterized by the introduction of products with increasing technological capabilities. Our success depends in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new products and adapting existing products to meet evolving customer expectations requires high levels of innovation, and the development process may be lengthy and costly. If we are not able to timely anticipate, identify, develop and market products that respond to rapidly changing customer preferences, demand for our products could decline.
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
As a result of the increasing interconnectivity of a wide variety of systems, chief information officers and similar executives are more heavily involved in operation areas that have not historically been associated with information technology. As a result, CIOs and IT departments are exercising influence over the procurement and purchasing process at the expense of engineers, plant managers and operation personnel that have historically driven demand for many of our products. When making purchasing decisions, CIO’s often value interoperability, standardization, cloud-readiness and security over domain expertise and niche application knowledge. As a result of the influences of CIOs and IT departments, we may face increased competition from IT-industry companies that have not traditionally had major presences in the markets in which we operate. Further, the variance in considerations that drive purchasing decisions between CIOs and those with niche application expertise may result in increased competition based on price and a reduction in demand for our products.

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
The increased prevalence of cloud computing and other disruptive business models may negatively impact certain aspects of our business.
The nature in which many of our products are purchased or used is evolving with the increasing prevalence of cloud computing and other methods of off-premises computing and data storage. This may negatively impact one or more of our businesses in a number of ways, including:
•Consolidation of procurement power leading to the commoditization of IT products;
•Reduction in the demand for infrastructure products previously used to support on-site data centers;
•Lowering barriers to entry for certain markets, leading to new market entrants and enhanced competition; and

•	Preferences for software as a service billing and pricing models may reduce demand for non-cloud “packaged” software.

We may be unable to achieve our goals related to growth.
In order to meet the goals in our strategic plan, we must grow our business, both organically and through acquisitions. Our goal is to generate total revenue growth of 5-7% per year in constant currency. We may be unable to achieve this desired growth due to a failure to identify growth opportunities, such as trends and technological changes in our end markets. We may ineffectively execute our Market Delivery System (“MDS”), which is designed to identify and capture growth opportunities. The enterprise and industrial end markets we serve may not experience the growth we expect. Further, those markets may be unable to sustain growth on a long-term basis, particularly in emerging markets. If we are unable to achieve our goals related to growth, it could have a material adverse effect on our results of operations, financial position, and cash flows.
We may be unable to implement our strategic plan successfully.
Our strategic plan is designed to continually enhance shareholder value by improving revenues and profitability, reducing costs, and improving working capital management. To achieve these goals, our strategic priorities are reliant on our Belden Business System, which includes continuing deployment of our MDS to capture market share through end-user engagement, channel management, outbound marketing, and careful vertical market selection; improving our recruitment and development of talented associates; developing strong global business platforms; acquiring businesses that fit our strategic plan; and continuing to be a leading Lean company. We have a disciplined process for deploying this strategic plan through our associates. There is a risk that we may not be successful in developing or executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. For example, our MDS initiative may not succeed or we may lose market share due to challenges in choosing the right products to market or the right customers for these products, integrating products of acquired companies into our sales and marketing strategy, or strategically bidding against OEM partners. We may fail to identify growth opportunities. We may not be able to acquire businesses that fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.
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
We must complete acquisitions and divestitures in order to achieve our strategic plan.
In order to meet the goals in our strategic plan, we must complete acquisitions and divestitures. The extent to which appropriate acquisitions are made will affect our overall growth, operating results, financial condition, and cash flows. Our ability to acquire businesses successfully will decline if we are unable to identify appropriate acquisition targets consistent with our strategic plan, the competition among potential buyers increases, the cost of acquiring suitable businesses becomes too expensive, or we lack sufficient sources of capital. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we would like to acquire.

Additionally, our strategic plan includes the divestiture of our Grass Valley disposal group (as discussed in Note 5) and the planned divestiture of certain low-margin cable businesses representing up to $250 million in annual revenues. As discussed in Note 28, we entered into a definitive agreement to sell the Grass Valley disposal group on February 4, 2020, which is subject to closing conditions. If we are unable to close the divestiture of Grass Valley per the terms of the definitive agreement or are unable to find an alternative buyer for the business with similar terms, it could have a material adverse effect on our operating results, financial condition, and cash flow. We may also be unable to find a suitable buyer(s) for certain low-margin cable assets with acceptable terms.

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
Our results of operations are subject to foreign and domestic political, social, economic, and other uncertainties and are affected by changes in currency exchange rates.
In addition to manufacturing and other operating facilities in the U.S., we have manufacturing and other operating facilities in Brazil, Canada, China, India, Japan, Mexico, St. Kitts, and several European countries. We rely on suppliers in many countries, including China. Our foreign operations are subject to economic, social, and political risks inherent in maintaining operations abroad such as economic and political destabilization, land use risks, international conflicts, pandemics and other health-related crises, restrictive actions by foreign governments, and adverse foreign tax laws. In addition to economic and political risk, a risk associated with our European manufacturing operations is the higher relative expense and length of time required to adjust manufacturing employment capacity. We also face political risks in the U.S., including tax or regulatory risks or potential adverse impacts from legislative impasses over, or significant legislative, regulatory or executive changes in fiscal or monetary policy and other foreign and domestic government policies, including, but not limited to, trade policies and import/export policies.
Approximately 40% of our sales are outside the U.S. Other than the U.S. dollar, the principal currencies to which we are exposed through our manufacturing operations, sales, and related cash holdings are the euro, the Canadian dollar, the Hong Kong dollar, the Chinese yuan, the Japanese yen, the Mexican peso, the Australian dollar, the British pound, and the Brazilian real. Generally, we have revenues and costs in the same currency, thereby reducing our overall currency risk, although any realignment of our manufacturing capacity among our global facilities could alter this balance. When the U.S. dollar strengthens against other currencies, the results of our non-U.S. operations are translated at a lower exchange rate and thus into lower reported revenues and earnings.
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
Of our $407.5 million cash and cash equivalents balance as of December 31, 2019, $210.2 million was held outside of the U.S. in our foreign operations. The Tax Cuts and Jobs Act of 2017 included a one-time transition tax of unremitted foreign earnings, and accordingly, in the fourth quarter of 2018 we recorded a final adjustment to the tax expense related to the transition tax on the one-time mandatory deemed repatriation of all our foreign earnings as of December 31, 2017. See Note 17 Income Taxes in the accompanying notes to our consolidated financial statements.
Changes in global tariffs and trade agreements may have a negative impact on global economic conditions, markets and our business.
Like most multinational companies, we have supply chains and sales channels that extend beyond national borders. Purchasing and production decisions in some cases are largely influenced by the trade agreements and the tax and tariff structures in place. Disruption in those structures can create significant market uncertainty. While the impact of Brexit and the U.S. and Chinese tariff actions are not currently material to us, unanticipated complications in the free movement of goods in Europe, an escalation of tariff activity anywhere in the world or changes to existing free trade agreements could materially impact our financial results. In addition to the potential direct impacts of free trade restrictions, longer term macroeconomic consequences could result, including slower growth, inflation, higher interest rates and unfavorable impacts to currency exchange rates. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
Because the Company currently obtains certain components from single or limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect the Company’s financial condition and operating results. While the Company has entered into agreements for the supply of many components, there can be no assurance that the Company will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain sufficient quantities of components on commercially reasonable terms. A regional health crises, like the Coronavirus, could lead to quarantines or labor shortages, thus impacting the output of key suppliers. If the Company’s supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be materially adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source.

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
We rely on several key distributors in marketing our products. Distributors purchase the products of our competitors along with our products. Our largest distributor, Anixter International Inc., accounted for 13% of our revenue in 2019 and our top six distributors, including Anixter, accounted for a total of 26% of our revenue in 2019. On a combined basis, Anixter and WESCO accounted for approximately 15% of our revenues in 2019. If we were to lose one of these key distributors, our revenue and profits would likely decline, at least temporarily. Changes in the inventory levels of our products owned and held by our distributors can result in significant variability in our revenues. Further, certain distributors are allowed to return certain inventory in exchange for an order of equal or greater value. We have recorded reserves for the estimated impact of these inventory policies.
Consolidation of our distributors, like the proposed acquisition of Anixter by Wesco International, Inc., could adversely impact our revenues and earnings. It could also result in consolidation of distributor inventory, which would temporarily depress our revenues. We have also experienced financial failure of distributors from time to time, resulting in our inability to collect accounts receivable in full. A global economic downturn could cause financial difficulties (including bankruptcy) for our distributors and other customers, which would adversely affect our results of operations.
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
Specifically with respect to data privacy, new data protection regulations have been adopted or are being considered for most of the developed world. Most notable are the European Commission’s adoption of the General Data Protection Regulation (GDPR), which became effective in May 2018 and the California Consumer Privacy Act (CCPA), which became law on January 1, 2020. The GDPR and CCPA include operational requirements for companies that receive or process personal data of residents of their respective jurisdictions and include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Belden owns and leases manufacturing, warehousing, sales, and administrative space in locations around the world. We also have a corporate office that we lease in St. Louis, Missouri. The leases are of varying terms, expiring from 2020 through 2035.
The table below summarizes the geographic locations of our manufacturing and other operating facilities utilized by our segments as of December 31, 2019.

	Enterprise Solutions	Industrial Solutions	Both Segments	Total
Brazil	—	1	—	1
Canada	—	1	—	1
China	2	—	1	3
Czech Republic	—	1	—	1
Denmark	1	—	—	1
Germany	1	1	—	2
Hungary	—	—	1	1
India	1	—	1	2
Italy	—	—	1	1
Mexico	—	—	3	3
Netherlands	—	—	1	1
St. Kitts	1	—	—	1
United States	4	3	1	8
Total	10	7	9	26

In addition to the manufacturing and other operating facilities summarized above, our business included in continuing operations also utilize approximately 12 warehouses worldwide. As of December 31, 2019, we owned or leased a total of approximately 6 million square feet of facility space worldwide. We believe that our production facilities are suitable for their present and intended purposes and adequate for our current level of operations.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “BDC.” As of February 6, 2020, there were 246 record holders of common stock of Belden Inc.
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program was funded with cash on hand and cash flows from operating activities. During the fourth quarter of 2019, we did not repurchase any shares of our common stock under the program. During the year ended December 31, 2019 and since the inception of this program, we have repurchased a total of 0.9 million shares of our common stock under the program for an aggregate cost of $50.0 million and an average price per share of $56.19.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Belden’s common stock over the five-year period ended December 31, 2019, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 1500 Industrials Index. The comparison assumes $100 was invested on December 31, 2014, in Belden’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
200
150
100
50
0
DOLLARS
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Belden Inc.
S&P 500 Index
S&P Composite 1500 Industrials Index

(1)	The chart above and the accompanying data are “furnished,” not “filed,” with the SEC.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ended December 31,
Company Name / Index		2015	2016	2017	2018	2019
Belden Inc.		(39.3)%	57.3%	3.5%	(45.7)%	32.1%
S&P 500 Index		1.4%	12.0%	21.8%	(4.4)%	31.5%
S&P 1500 Industrials Index		(2.7)%	20.4%	21.1%	(13.4)%	29.8%

		INDEXED RETURNS
		Years Ended December 31,
Company Name / Index	Base Period 2014	2015	2016	2017	2018	2019
Belden Inc.	$100.00	$60.69	$95.47	$98.79	$53.65	$70.89
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 1500 Industrials Index	100.00	97.29	117.14	141.81	122.84	159.45

Item 6. Selected Financial Data

		Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts and percentages)
Balance sheet data:
Total assets	$3,406,759	$3,779,321	$3,840,613	$3,806,803	$3,290,602
Long-term debt	1,439,484	1,463,200	1,560,748	1,620,161	1,725,282
Total stockholders’ equity	965,819	1,387,588	1,434,866	1,461,317	825,523
Statement of operations data:
Revenues	2,131,278	2,165,702	2,087,185	1,988,664	1,940,904
Operating income	207,207	314,008	233,641	201,537	170,435
Operating income margin	9.7%	14.5%	11.2%	10.1%	8.8%
Income from continuing operations	109,891	167,144	102,607	106,192	105,845
Basic income per share from continuing operations attributable to Belden common stockholders	2.16	3.25	1.61	2.52	2.50
Diluted income per share from continuing operations attributable to Belden common stockholders	2.15	3.23	1.60	2.49	2.46
Other data:
Basic weighted average common shares outstanding	42,203	40,675	42,220	42,093	42,390
Diluted weighted average common shares outstanding	42,416	40,956	42,643	42,557	42,953
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Statement of cash flow data:
Net cash provided by operating activities	276,893	289,220	255,300	314,794	241,460

The following table is a Non-GAAP Reconciliation of free cash flow.

	Years ended December 31,
	2019	2018	2017	2016	2015
		(In thousands)
Net cash provided by operating activities	$276,893	$289,220	$255,300	$314,794	$241,460
Capital expenditures, net of proceeds from the disposal of tangible assets	(109,977)	(96,267)	(63,222)	(53,582)	(54,436)
Free cash flow (1)	$166,916	$192,953	$192,078	$261,212	$187,024

(1)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a global supplier of specialty networking solutions built around two global business platforms – Enterprise Solutions and Industrial Solutions. Our comprehensive portfolio of signal transmission solutions provides industry leading secure and reliable transmission of data, sound, and video for mission critical applications.
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

•	Managing our product portfolio to provide innovative and complete end-to-end solutions for our customers in applications for which we have operational expertise and can drive customer loyalty;

•	Acquiring leading companies with innovative product portfolios and opportunities for synergies which fit within our strategic framework;

•	Continuously improving our processes and systems through scalable, flexible, and sustainable business systems for talent management, Lean enterprise, and acquisition cultivation and integration; and

•	Protecting and enhancing the value of the Belden brands.
We believe our business system, balance across markets and geographies, systematic go-to-market approach, extensive portfolio of innovative solutions, commitment to Lean principles, and improving margin profile present a unique value proposition for our shareholders.
We consider adjusted revenue growth on a constant currency basis, adjusted EBITDA margin, free cash flow, and return on invested capital to be our key operating performance indicators. Our current business goals are to:

•	Grow adjusted revenues on a constant currency basis by 5-7% per year, from a combination of end market growth, market share capture, and contributions from acquisitions;

•	Achieve adjusted EBITDA margins in the range of 20-22%;

•	Achieve free cash flow growth in the range of 13-15%; and

•	Realize return on invested capital of 13-15%.
Significant Trends and Events in 2019
The following trends and events during 2019 had varying effects on our financial condition, results of operations, and cash flows.
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
Discontinued Operations Treatment of the Grass Valley Disposal Group
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is now reported within discontinued operations. As such, comparable prior period information has been recast to exclude the Grass Valley disposal group from continuing operations, with the exception of the Consolidated Cash Flow Statements. The Grass Valley disposal group excludes certain Grass Valley pension plans that we will retain. In 2019, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $521.4 million. See Note 5.
Acquisitions
We completed the acquisitions of SPC, Opterna, and FutureLink on December 6, 2019, April 15, 2019, and April 5, 2019, respectively. The results of SPC, Opterna, and FutureLink have been included in our Consolidated Financial Statements as of their acquisition dates and are reported within the Enterprise Solutions segment. See Note 4.

Cost Reduction Program: 2019
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized approximately $19.6 million of severance costs for this program during 2019. The costs were incurred by both of our segments, as well as our corporate office. The cost reduction program is expected to deliver an estimated $40.0 million reduction in selling, general, and administrative expenses on an annual basis, with some benefit in 2020, and the full benefit realized in 2021. We expect to incur approximately $10.0 million for this program in 2020. See Note 14.

Opterna, FutureLink, and SPC Integration Program: 2019
In 2019, we began a restructuring program to integrate the recent acquisitions of Opterna, FutureLink, and SPC with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $6.1 million of severance and other restructuring costs for this program during 2019. The costs were incurred by the Enterprise Solutions segment. We expect to incur an additional $5.0 million for this program in 2020. See Note 14.
Preferred Stock Conversion
On July 15, 2019, all outstanding Preferred Stock was automatically converted into shares of Belden common stock at the conversion rate of 132.50, resulting in the issuance of approximately 6.9 million shares of Belden common stock. Upon conversion, the Preferred Stock was automatically extinguished and discharged, is no longer deemed outstanding for all purposes, and delisted from trading on the New York Stock Exchange. For the year ended December 31, 2019, dividends on the Preferred Stock were $18.4 million. See Note 21.

Results of Operations
Consolidated Income from Continuing Operations before Taxes

	Years Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands, except percentages)
Revenues	$2,131,278	$2,165,702	$2,087,185	(1.6)%	3.8%
Gross profit	793,505	829,911	802,320	(4.4)%	3.4%
Selling, general and administrative expenses	417,329	411,352	389,743	1.5%	5.5%
Research and development expenses	94,360	91,552	88,748	3.1%	3.2%
Amortization of intangibles	74,609	75,140	90,188	(0.7)%	(16.7)%
Gain from patent litigation	—	62,141	—	(100.0)%	n/a
Operating income	207,207	314,008	233,641	(34.0)%	34.4%
Interest expense, net	55,814	60,839	82,651	(8.3)%	(26.4)%
Non-operating pension benefit (cost)	1,017	(99)	(561)	(1,127.3)%	(82.4)%
Loss on debt extinguishment	—	22,990	52,441	(100.0)%	(56.2)%
Income from continuing operations before taxes	152,410	230,080	97,988	(33.8)%	134.8%

2019 Compared to 2018
Revenues decreased $34.4 million from 2018 to 2019 due to the following factors:

•	Acquisitions contributed $32.4 million to the increase in revenues.

•	Currency translation had a $28.0 million unfavorable impact on revenues.

•	Lower sales volume, including the impact of changes in channel inventory and weaker industrial markets, resulted in a $21.6 million decrease in revenues.

•	Lower copper costs resulted in a $17.2 million decrease in revenues.
Gross profit decreased $36.4 million from 2018 to 2019. The decrease in gross profit is primarily attributable to the decrease in revenues discussed above as well as unfavorable product mix and the impact of lower production volumes. Gross profit for 2019 included $3.4 million of severance, restructuring, and acquisition integration costs; $0.6 million of cost of sales arising from the adjustment of inventory to fair value related to acquisitions; and $0.5 million for the amortization of software development intangible assets. Gross profit for 2018 included $18.0 million of severance, restructuring, and acquisition integration costs and $0.1 million for the amortization of software development intangible assets.
Selling, general and administrative expenses increased $6.0 million from 2018 to 2019 primarily due to an $18.5 million increase in severance, restructuring, and acquisition integration costs and acquisitions and a $5.4 million increase from acquisitions. These increases were partially offset by the impact of productivity improvement initiatives, currency translation, decrease in costs related to patent litigation, and purchase accounting effects of acquisitions, which attributed to a decline in selling, general and administrative expenses of $9.5 million, $4.1 million, $2.6 million, and $1.7 million, respectively.
Research and development expenses increased $2.8 million from 2018 to 2019 primarily due to investments in research and development as well as acquisitions, which contributed $3.9 million and $0.3 million, respectively. These increases were partially offset by currency translation of $1.4 million.

Amortization of intangibles decreased $0.5 million from 2018 to 2019 primarily due to certain intangible assets becoming fully amortized, partially offset by the amortization expense for intangible assets from the acquisitions of SPC and Opterna. See Note 4.
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

Operating income decreased $106.8 million from 2018 to 2019 primarily due to the gain from the patent litigation in 2018, decrease in gross profit discussed above, and changes in operating expenses discussed above.
Net interest expense decreased $5.0 million from 2018 to 2019 as a result of our debt refinancing during 2018. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding €200.0 million 5.5% senior subordinated notes due 2023 as well as all of our outstanding $200.0 million 5.25% senior subordinated notes due 2024.
The loss on debt extinguishment recognized in 2018 represents the premium paid to the bond holders to retire the 2023 and 2024 notes as well as the unamortized debt issuance costs that were written-off. The loss on debt extinguishment recognized in 2017 represents the premium paid to the bond holders to retire the 2022 and a portion of the 2023 notes as well as the unamortized debt issuance costs that were written-off and the unamortized debt issuance costs related to creditors no longer participating in the Amended and Restated Credit Agreement (the Revolver), which we amended in May 2017. See Note 15.
Income from continuing operations before taxes decreased $77.7 million from 2018 to 2019 primarily due to the decrease in operating income, partially offset by the decrease in interest expense and loss on debt extinguishment discussed above.
2018 Compared to 2017
Revenues increased $78.5 million from 2017 to 2018 due to the following factors:

•	Higher sales volume, including changes in channel inventory, resulted in a $53.8 million increase in revenues.

•	Acquisitions contributed $29.7 million to the increase in revenues.

•	Currency translation had a $12.0 million favorable impact on revenues.

•	Higher copper costs contributed $10.7 million to the increase in revenues.

•	The divestiture of our MCS business resulted in a $27.7 million decrease in revenues.
Gross profit increased $27.6 million from 2017 to 2018 while gross profit margin remained relatively flat year-over-year. The increase in gross profit is primarily attributable to the increase in revenues discussed above, and the impact on margins is due to copper prices, which result in higher revenues as discussed above, but as they have minimal impact to gross profit dollars, result in lower gross profit margins. Gross profit for 2018 included $18.0 million of severance, restructuring, and acquisition integration costs and $0.1 million for the amortization of software development intangible assets. Gross profit for 2017 included $32.5 million of severance, restructuring, and acquisition integration costs; $6.1 million of cost of sales arising from the adjustment of inventory to fair value related to an acquisition; and $0.8 million of accelerated depreciation in our Enterprise Solutions segment.
Selling, general and administrative expenses increased $21.6 million from 2017 to 2018 primarily due to increases in manufacturing constraints, acquisitions, an increase in costs related to patent litigation, and currency translation of $14.5 million, $5.7 million, $2.6 million, and $2.5 million, respectively; partially offset by the MCS divestiture in 2017, which contributed to a decline of approximately $3.7 million over the year ago period.
Research and development expenses increased $2.8 million from 2017 to 2018 primarily due to investments in research and development, acquisitions, and currency translation of $2.8 million, $0.9 million, and $0.8 million, respectively. These increases were partially offset by the MCS divestiture in 2017, which contributed to a $1.7 million decline in research and development expenses over the year ago period.

Amortization of intangibles decreased $15.0 million from 2017 to 2018 primarily due to certain intangible assets becoming fully amortized, partially offset by an increase in amortization expense for intangible assets from the acquisition of NT2. See Note 12.
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
Operating income increased $80.4 million from 2017 to 2018 primarily due to the gain from patent litigation and increases in gross profit discussed above, partially offset by the changes in operating expenses discussed above.
Net interest expense decreased $21.8 million from 2017 to 2018 as a result of our debt transactions during 2017 and 2018. In July 2017, we issued €450.0 million aggregate principal amount of new senior subordinated notes due 2027 at an interest rate of 3.375%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding $700.0 million 5.5% senior subordinated notes due 2022. In September 2017, we issued €300.0 million aggregate principal amount of new senior subordinated notes due 2025 at an interest rate of 2.875%, and used the net proceeds of this offering to repurchase €300.0 million of our outstanding €500.0 million 5.5% senior subordinated notes due 2023. In March 2018, we issued €350.0 million aggregate principal amount of new senior subordinated notes due 2028 at an interest rate of 3.875%, and used the net proceeds of this offering and cash on hand to repurchase all of our outstanding €200.0 million 5.5% senior subordinated notes due 2023 as well as all of our outstanding $200.0 million 5.25% senior subordinated notes due 2024. See Note 15.
The loss on debt extinguishment recognized in 2018 represents the premium paid to the bond holders to retire the 2023 and 2024 notes as well as the unamortized debt issuance costs that were written-off. The loss on debt extinguishment recognized in 2017 represents the premium paid to the bond holders to retire the 2022 and a portion of the 2023 notes as well as the unamortized debt issuance costs that were written-off and the unamortized debt issuance costs related to creditors no longer participating in the Amended and Restated Credit Agreement (the Revolver), which we amended in May 2017. See Note 15.
Income from continuing operations before taxes increased by $132.1 million from 2017 to 2018 primarily due to the increase in operating income, decrease in interest expense, and decrease in the loss on debt extinguishment discussed above.
Income Taxes

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands, except percentages)
Income from continuing operations before taxes	$152,410	$230,080	$97,988	(33.8)%	134.8%
Income tax benefit (expense)	(42,519)	(62,936)	4,619	(32.4)%	(1,462.5)%
Effective tax rate	27.9%	27.4%	(4.7)%

2019 Compared to 2018
We recognized income tax expense of $42.5 million in 2019, representing an effective tax rate of 27.9%. The effective tax rate was primarily impacted by a change in valuation allowance on certain deferred tax assets and foreign tax rate differences.
During the fourth quarter of 2019, the United States Treasury issued final and proposed regulations with respect to certain aspects related to the Tax Cuts and Jobs Act of 2017 (the “Act”). Additional guidance provided in these regulations resulted in a tax adjustment in the fourth quarter of 2019.
Our income tax expense was also impacted by foreign tax rate differences. Foreign tax rate differences reduced our income tax expense by approximately $13.1 million and $2.4 million in 2019 and 2018, respectively.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
As of December 31, 2019, we maintained a valuation allowance on our deferred tax assets of $50.4 million. Of this amount, approximately $43.0 million relates to deferred tax assets for certain U.S foreign tax credits and U.S. state net operating losses and tax credits. The $33.9 million valuation allowance on the foreign tax credits is a direct result of the regulations issued by the United States Treasury in the fourth quarter of 2019, the Act and the impact of classifying a business as discontinued operations. The remaining $9.1 million valuation allowance primarily relates to state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these state carryforward assets were not realizable as of December 31, 2019 due to a history of net operating losses and tax credits expiring without being utilized in certain states and because the current forecast of income is not sufficient to utilize all of these state net operating losses and tax credits prior to expiration.
2018 Compared to 2017
We recognized income tax expense of $62.9 million in 2018, representing an effective tax rate of 27.4%. The effective tax rate was impacted by the Act and foreign tax rate differences.
On December 22, 2017, the Act was signed into law, making significant changes to the U.S. Internal Revenue Code. In accordance with the Act, we recorded $24.5 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total income tax expense included a $41.6 million tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, offset with a one-time tax expense on deemed repatriation of $30.8 million and a valuation allowance of $35.3 million recorded against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Act currently available, which resulted in additional SAB 118 tax expense of $10.0 million for the year ended December 31, 2018. The total tax expense included an $8.0 million tax expense associated with an increase to the valuation allowance against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law, a $1.3 million tax expense adjustment to the transition tax on the deemed repatriation of cumulative foreign earnings, a $1.1 million tax expense resulting from a valuation allowance established on the deferred tax assets associated with stock options of covered employees, and a $0.4 million income tax benefit associated with an adjustment to the remeasurement of certain deferred tax assets and liabilities.
Our income tax expense was also impacted by foreign tax rate differences. Foreign tax rate differences impacted our income tax expense by approximately $(2.4) million and $14.7 million in 2018 and 2017, respectively.
Our income tax expense and effective tax rate in future periods may be impacted by many factors, including our geographic mix of income and changes in tax laws.
As of December 31, 2018, we maintained a valuation allowance on our deferred tax assets of $39.4 million. Of this amount, approximately $33.1 million relates to deferred tax assets for certain U.S foreign tax credits and U.S. state net operating losses and tax credits. The $23.9 million valuation allowance on the foreign tax credits is a direct result of the Act, as described above. The remaining $9.2 million valuation allowance primarily relates to state net operating losses and tax credits. While we have positive evidence in the form of projected sources of income, we determined that these state carryforward assets were not realizable as of December 31, 2018 due to a history of net operating losses and tax credits expiring without being utilized in certain states and because the current forecast of income is not sufficient to utilize all of these state net operating losses and tax credits prior to expiration.
Consolidated Adjusted EBITDA

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except percentages)
GAAP and adjusted revenues	$2,131,278	$2,165,702	$2,087,185

GAAP net income (loss)	$(376,776)	$160,711	$92,853
Amortization of intangible assets	74,609	75,140	90,188
Severance, restructuring, and acquisition integration costs (1)	26,544	22,625	41,893
Interest expense, net	55,814	60,839	82,651
Income tax expense (benefit)	42,519	62,936	(4,619)
Depreciation expense	40,409	38,309	38,624
Loss on debt extinguishment	—	22,990	52,441
Purchase accounting effects related to acquisitions (2)	592	1,690	6,133
Costs related to patent litigation	—	2,634	—
Amortization of software development intangible assets	525	79	—
Non-operating pension settlement loss	—	1,342	—
Loss on sale of assets (3)	—	94	1,013
Gain from patent litigation	—	(62,141)	—
Loss from discontinued operations	486,667	6,433	9,754
Adjusted EBITDA	$350,903	$393,681	$410,931

GAAP net income (loss) margin	(17.7)%	7.4%	4.4%
Adjusted EBITDA margin	16.5%	18.2%	19.7%

(1)	See Note 14, Severance, Restructuring, and Acquisition Integration Activities, for details.

(2)
In 2019, we collectively recognized $0.6 million of cost of sales related to purchase accounting adjustments of acquired inventory to fair value for both our SPC and Opterna acquisitions. In 2018, we made a $1.7 million adjustment to increase the earn-out liability associated with an acquisition. In 2017, we recognized $6.1 million of cost of sales related to the adjustment of acquired inventory to fair value for our Thinklogical acquisition.

(3)	In 2018 and 2017, we recognized a $0.1 million and $1.0 million loss on sale of assets, respectively, for the sale of our MCS business and Hirschmann JV. See Note 2.
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

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands, except percentages)
Adjusted Revenues	$2,131,278	$2,165,702	$2,087,185	(1.6)%	3.8%
Adjusted EBITDA	350,903	393,681	410,944	(10.9)%	(4.2)%
as a percent of adjusted revenues	16.5%	18.2%	19.7%

2019 Compared to 2018

Revenues decreased $34.4 million from 2018 to 2019 due to the following factors:

•	Acquisitions contributed $32.4 million to the increase in revenues.

•	Currency translation had a $28.0 million unfavorable impact on revenues.

•	Lower sales volume, including the impact of changes in channel inventory and weaker industrial markets, resulted in a $21.6 million decrease in revenues.

•	Lower copper costs resulted in a $17.2 million decrease in revenues.

Adjusted EBITDA decreased $42.8 million in 2019 from 2018 primarily due to the decrease in revenues discussed above as well as unfavorable product mix and the impact of lower production volumes.

2018 Compared to 2017

Revenues increased $78.5 million from 2017 to 2018 due to the following factors:

•	Higher sales volume, including changes in channel inventory, resulted in a $53.8 million increase in revenues.

•	Acquisitions contributed $29.7 million to the increase in revenues.

•	Currency translation had a $12.0 million favorable impact on revenues.

•	Higher copper costs contributed $10.7 million to the increase in revenues.

•	The divestiture of our MCS business resulted in a $27.7 million decrease in revenues.

Adjusted EBITDA decreased $17.3 million in 2018 from 2017 primarily due to unfavorable product mix and investments in organic growth initiatives, partially offset by the increase in revenues.
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Consolidated Financial Statements.
Enterprise Solutions

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands, except percentages)
Segment Revenues	$1,081,232	$1,095,900	$1,054,847	(1.3)%	3.9%
Segment EBITDA	162,276	190,910	196,554	(15.0)%	(2.9)%
as a percent of segment revenues	15.0%	17.4%	18.6%

2019 Compared to 2018
Enterprise revenues decreased $14.7 million in 2019 as compared to 2018 primarily due to decreases in volume, including changes in channel inventory; lower copper prices; and unfavorable currency translation, which contributed $31.9 million, $7.8 million, and $7.4 million, respectively, to the decrease in revenues over the year ago period; partially offset by the impact of acquisitions which grew revenues $32.4 million.
Enterprise EBITDA decreased $28.6 million in 2019 as compared to 2018 primarily due to the decreases in revenues discussed above as well as the impact of lower production volumes.

2018 Compared to 2017
Enterprise revenues increased $41.1 million in 2018 as compared to 2017 primarily due to acquisitions, higher copper prices, increases in volume, and favorable currency translation, which contributed $29.7 million, $4.3 million, $4.1 million, and $3.0 million, respectively, to the increase in revenues over the year ago period.
Enterprise EBITDA decreased $5.6 million in 2018 as compared to 2017 primarily due to manufacturing constraints.
Industrial Solutions

				Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands, except percentages)
Segment Revenues	$1,050,046	$1,069,802	$1,032,338	(1.8)%	3.6%
Segment EBITDA	188,947	203,746	208,875	(7.3)%	-2.5%
as a percent of segment revenues	18.0%	19.0%	20.2%

2019 Compared to 2018
Industrial Solutions revenues decreased $19.8 million in 2019 as compared to 2018 primarily due to unfavorable currency translation and lower copper prices, which contributed $20.6 million and $9.4 million, respectively, to the decrease in revenues over the year ago period; partially offset by increases in volume, which grew revenues $10.2 million year-over-year.
Industrial EBITDA decreased $14.8 million in 2019 as compared to 2018 primarily due to the decline in revenues discussed above and the impact of lower production volumes.
2018 Compared to 2017
Industrial Solutions revenues increased $37.5 million in 2018 as compared to 2017 primarily due to volume growth, including changes in channel inventory; favorable currency translation; and higher copper costs, which contributed $50.5 million, $9.0 million, and $5.7 million, respectively, to the increase in revenues year over year; partially offset by $27.7 million from the MCS divestiture in 2017.
Industrial EBITDA decreased $5.1 million in 2018 as compared to 2017. The revenue growth discussed above was offset by unfavorable product mix and temporary inefficiencies related to extended lead times throughout the supply chain experienced in 2018.
Liquidity and Capital Resources
Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) disposals of businesses and tangible assets, (3) cash used for acquisitions, restructuring actions, capital expenditures, share repurchases, dividends, and senior subordinated note repurchases, and (4) our available credit facilities and other borrowing arrangements. We expect our operating activities to generate cash in 2020 and believe our sources of liquidity are sufficient to fund current working capital requirements, capital expenditures, contributions to our retirement plans, share repurchases, senior subordinated note repurchases, quarterly dividend payments, and our short-term operating strategies. However, we may require external financing were we to complete a significant acquisition. Our ability to continue to fund our future needs from business operations could be affected by many factors, including, but not limited to: economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product offerings, and commodities pricing.
The following table is derived from our Consolidated Cash Flow Statements and summarizes cash flows from operations, including discontinued operations:

	Years Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by (used for):
Operating activities	$276,893	$289,220
Investing activities	(184,369)	(140,676)
Financing activities	(86,948)	(281,770)
Effects of currency exchange rate changes on cash and cash equivalents	(301)	(7,272)
Increase (decrease) in cash and cash equivalents	5,275	(140,498)
Cash and cash equivalents, beginning of year	420,610	561,108
Cash and cash equivalents, end of year	$425,885	$420,610

Net cash provided by operating activities totaled $276.9 million for 2019 compared to $289.2 million for 2018. Operating cash flows declined $12.3 million, or 4.3%, compared to the prior year primarily due to the $62 million pre-tax cash proceeds from the Corning patent litigation received in 2018. Excluding the patent litigation proceeds, operating cash flows increased year-over-year due in part to favorable changes in receivables and inventory. Receivables were a source of cash of $22.9 million compared to a use of cash of $21.7 million in the prior year. Inventory was a source of cash of $44.5 million compared to a use of cash of $14.8 million in the prior year. The improvements in receivables and inventory are attributable to effective working capital management.

Net cash used for investing activities totaled $184.4 million for 2019 compared to $140.7 million for 2018. Investing activities for 2019 included capital expenditures of $110.0 million and payments, net of cash acquired, for acquisitions of $74.4 million. Investing activities for 2018 included capital expenditures of $97.8 million; payments, net of cash acquired, for acquisitions of $84.6 million; net proceeds from the sale of an operating facility of $1.5 million; and net cash received for the sale of the MCS business and Hirschmann JV which closed on December 31, 2017 of $40.2 million. Capital expenditures increased $12.2 million year-over-year due in part to investments in fiber capacity and software development.
Net cash flows from financing activities was a $86.9 million use of cash for 2019 compared to $281.8 million for 2018. Financing activities for 2019 included payments under our share repurchase program of $50.0 million; cash dividend payments of $34.4 million, net payments related to share based compensation activities of $2.1 million; and interest payments on our financing leases of $0.4 million. Financing activities for 2018 included payments under borrowing arrangements of $484.8 million, payments under our share repurchase program of $175.0 million, cash dividend payments of $43.2 million, debt issuance costs of $7.6 million, net payments related to share based compensation activities of $2.1 million, payments for the redemption of our stockholders' rights agreement of $0.4 million, and cash proceeds from the issuance of the €350.0 million 3.875% Notes due 2028 of $431.3 million.
Our cash and cash equivalents balance, including discontinued operations, was $425.9 million as of December 31, 2019. Of this amount, $228.4 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest the foreign cash and cash equivalents outside of the U.S. If we were to repatriate the foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. See Note 17, Income Taxes in the accompanying notes to our consolidated financial statements.
Our outstanding debt obligations as of December 31, 2019 consisted of $1.5 billion of senior subordinated notes. As of December 31, 2019, we had no borrowings outstanding on the Revolver, and our available borrowing capacity, including the assets of the Grass Valley disposal group, was $310.6 million. Additional discussion regarding our various borrowing arrangements is included in Note 15 to the Consolidated Financial Statements.

Contractual obligations outstanding at December 31, 2019, have the following scheduled maturities:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt payment obligations (1)(2)	1,459,380	$—	$—	$—	$1,459,380
Interest payments on long-term debt obligations	396,348	51,219	102,437	102,437	140,255
Operating lease obligations (3)	87,092	18,899	30,953	20,585	16,655
Purchase obligations (4)	31,163	30,507	656	—	—
Other commitments (5)	6,779	426	5,478	875	—
Pension and other postemployment obligations	54,026	5,191	11,169	10,364	27,302
Total	$2,034,788	$106,242	$150,693	$134,261	$1,643,592

(1)	As described in Note 15 to the Consolidated Financial Statements.

(2)
Amounts do not include accrued and unpaid interest. Accrued and unpaid interest related to long-term debt obligations is reflected on the line entitled, "Interest payments on long-term debt obligations" in the table.

(3)	As described in Note 11 to the Consolidated Financial Statements.

(4)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(5)
Does not include accounts payable reflected in the financial statements. Includes obligations for uncertain tax positions and legal settlement obligations (see Notes 17 and 28 to the Consolidated Financial Statements).

Our commercial commitments expire or mature as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Standby financial letters of credit	$11,227	$9,177	$2,050	$—	$—
Bank guarantees	4,451	1,934	2,517	—	—
Surety bonds	3,311	3,311	—	—	—
Total	$18,989	$14,422	$4,567	$—	$—
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
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also reserve for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the functionality of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues. We determine our estimate based on our historical Changes as a percentage of revenues and the average time period between the original sale and the issuance of the Changes. We adjust other current assets and cost of sales for the estimated level of returns.

We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to further reduce prices and increase customer return authorizations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure the Changes. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our sales reserve for such Changes as of December 31, 2019 would have affected net income by less than $1 million in 2019.
At times, we enter into arrangements that involve the delivery of multiple promised goods or services. For these arrangements, when the promised goods or services can be separated, the revenue is allocated to each distinct good or service based on that performance obligation’s relative standalone selling price and recognized based upon transfer of control for each performance obligation. Generally, we determine standalone selling price using the adjusted market assessment approach. For software licenses with highly variable standalone selling prices sold with either support or professional services, we generally determine the standalone selling price of the software license using the residual approach.
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
We have significant tax credit carryforwards in the U.S. for which we have recorded a partial valuation allowance as a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), regulations issued by the United States Treasury in the fourth quarter of 2019, and the classification of a business as discontinued operations. The utilization of these credits is dependent upon the recognition of both U.S. taxable income as well as income characterized as foreign source under the U.S. tax laws. We do not expect to generate enough foreign source income in the future to utilize all of these tax credits due to law changes introduced by the Act.
See Note 17, Income Taxes, to the consolidated financial statements for further information regarding income taxes.

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

We test goodwill annually for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Enterprise Solutions and Industrial Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management. As a result of this evaluation, we have identified from our continuing operations, four reporting units within Enterprise Solutions and six reporting units within Industrial Solutions for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2019, we did not perform a qualitative assessment over any of our reporting units.
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
For our annual impairment test in 2019, we performed a quantitative assessment for all ten of our reporting units included in continuing operations, none of which proved to be impaired during 2019. Based on our annual goodwill impairment test, the excess of the fair values over the carrying values of our ten reporting units tested under a quantitative income approach ranged from 12% - 394%. The assumptions used to estimate fair values were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan. Significant assumptions included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 9.0% to 17.0%, the 2020 to 2029 compounded annual revenue growth rates ranged from 1.9% to 7.6%, and the long-term revenue growth rates ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties, with the primary factor that could have an adverse effect being our assumptions relating to growing revenues consistent with our strategic plan.
We test our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment on an annual basis during the fourth quarter. The accounting guidance related to impairment testing for such intangible assets allows for the performance of an optional qualitative assessment, similar to that described above for goodwill. We did not perform any qualitative assessments as part of our indefinite-lived intangible asset impairment testing for 2019. Rather, we performed a quantitative assessment for each of our indefinite-lived trademarks in 2019. Under the quantitative assessments, we determined the fair value of each trademark using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired during 2019. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we used to test for impairment losses on goodwill and other intangible assets. However, if actual results are significantly different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.
As noted above, we also test our goodwill and other indefinite-lived intangible assets not subject to amortization for impairment when indicators of impairment exist. During 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. We wrote down the carrying value of Grass Valley and recognized impairment charges to goodwill, customer relationships, trademarks, etc. See Note 5.

Pension and Other Postretirement Benefits
Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates, mortality tables, and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our key assumptions are described in further detail in Note 18 to the Consolidated Financial Statements. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.
As a sensitivity measure, the effect of a 50 basis point decline in the assumed discount rate would have resulted in an increase in the 2019 net periodic benefit cost and projected benefit obligations as of December 31, 2019 of approximately $0.5 million and $28.3 million, respectively. A 50 basis point decline in the expected return on plan assets would have resulted in an increase in the 2019 net periodic benefit cost of approximately $1.6 million.
Conversely, the effect of a 50 basis point increase in the assumed discount rate would have resulted in a decrease in the 2019 net periodic benefit cost and projected benefit obligations as of December 31, 2019 of approximately $0.4 million and $32.9 million, respectively. A 50 basis point increase in the expected return on plan assets would have resulted in a decrease in the 2019 net periodic benefit cost of approximately $1.6 million.
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
Transactions denominated in currencies other than a location’s functional currency may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in our operating income in the Consolidated Statements of Operations. In 2019, we recorded approximately $1.5 million of net foreign currency transaction losses.
Generally, the currency in which we sell our products is the same as the currency in which we incur the costs to manufacture our products, resulting in a natural hedge. Our currency exchange rate management strategy primarily involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. However, we re-evaluate our strategy as the foreign currency environment changes, and it is possible that we could utilize derivative financial instruments to manage this risk in the future. We did not have any foreign currency derivatives outstanding as of December 31, 2019.
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
We are exposed to price risk related to our purchase of copper used in our products, although we are generally able to raise selling prices to customers to cover the increase in copper costs. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We do not generally use commodity price derivatives and did not have any outstanding at December 31, 2019 or 2018.
The following table presents unconditional commodity purchase obligations outstanding as of December 31, 2019. The unconditional purchase obligations will settle during 2020.

	Purchase Amount	Fair Value
	(In thousands, except average price)
Unconditional copper purchase obligations:
Commitment volume in pounds	1,625
Weighted average price per pound	$2.71
Commitment amounts	$4,403	$4,541
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
Interest Rate Risk
We have occasionally managed our debt portfolio by using interest rate derivative instruments, such as swap agreements, to achieve an overall desired position of fixed and floating rates. We were not a party to any interest rate derivative instruments as of or for the years ended December 31, 2019 or 2018.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of December 31, 2019.

	Principal Amount by Expected Maturity			Fair Value
	2020	Thereafter	Total
	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$392,910	$392,910	$417,561
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$505,170	$505,170	$529,029
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$224,520	$224,520	$240,472
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$336,780	$336,780	$345,594
Average interest rate		2.875%
Total			$1,459,380	$1,532,656

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We are exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. We place cash and cash equivalents with various high-quality financial institutions throughout the world, and exposure is limited at any one financial institution. Although we do not obtain collateral or other security to support these financial instruments, we evaluate the credit standing of the counterparty financial institutions. As of December 31, 2019, we had $10.2 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 3% of our total accounts receivable outstanding at December 31, 2019. Anixter generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Belden Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 11, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill for Certain Reporting Units
Description of the Matter
At December 31, 2019, the Company had goodwill on its balance sheet aggregating $1.2 billion. As more fully described in Notes 2 and 12 to the Company’s consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to reporting units as of the respective acquisition dates. The Company performed a quantitative assessment for all of its reporting units and determined that the fair values of these reporting units were in excess of the carrying values. Therefore, the Company did not record any goodwill impairment for any of its reporting units.
Auditing the Company’s annual goodwill impairment test for certain reporting units under the quantitative assessment was complex due to the judgments and estimation required in determining the fair values of the reporting units. In particular, the fair value estimates are sensitive to significant assumptions such as discount rates, revenue growth rates, projected operating margins, and terminal growth rates, which are sensitive to and affected by expectations about future market or economic conditions and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s preparation and review of the goodwill impairment tests, significant assumptions discussed above, as used in each of the models, and the completeness and accuracy of the data used in the models.
Our audit procedures included, among others, involving our specialists to assist us in assessing methodologies, and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses, and reviewing the methodology and market support used to determine the discount rate. We compared the significant assumptions used by the Company to current industry and future economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of the Company’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We tested the Company’s reconciliation of the aggregate fair value of the reporting units to the market capitalization of the Company. We also evaluated whether any changes in the composition of the reporting units reflected significant changes in the organizational structure or segments.

Revenue recognition - allocating consideration to performance obligations and estimating variable consideration
Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company has contractual arrangements that include software, support, and service revenues. The Company estimated the selling prices of those contractual arrangements to determine the allocation of consideration to each of the performance obligations. The objective was to determine the price at which the Company would transact a sale if the product, support or service was sold on a standalone basis. Generally, the Company determines standalone selling price using the adjusted market assessment approach. For software licenses with highly variable standalone selling prices sold with either support or professional services, the Company generally determines the standalone selling price of the software license using the residual approach. The Company estimated the standalone selling prices of each of the performance obligations and projected cash flows over the term of each contractual arrangement to determine the amount of total consideration allocated to each of the performance obligations. The Company also enters into sales contracts that provide certain distributors with price concessions, product return rights, refunds, and stock rotations, which all result in variable consideration. At the time of sale, the Company establishes an estimated reserve for the variable consideration and recognizes it by reducing revenues. Estimates are based on a percentage of revenues and the average time period between the original sale and the issuance of the adjustments. As of December 31, 2019, the Company recorded $29.5 million in unprocessed changes and $28.7 million in estimated pricing adjustments that were recognized as a reduction of revenues and accounts receivable, respectively.

Auditing the Company’s allocation of consideration expected to be received under its contractual arrangements was complex and involved a high degree of subjective auditor judgment because of the management judgment required to develop the estimates of standalone selling prices for the highly variable pricing of software licenses. Auditing the Company's measurement of variable consideration under the distributor contracts involved especially challenging judgment because the calculation involves subjective management assumptions, including historical adjustments as a percentage of revenues and the estimated period of time between the original sale and the issuance of the adjustment, all used in the estimates of unprocessed changes and pricing concessions. The estimates developed by the Company are also dependent on anticipated sales demand, trends in product pricing, and historical and anticipated adjustment patterns.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to determine the estimated standalone selling price of each of the performance obligations, the allocation of total consideration to be received over the contractual term to all performance obligations based on their relative standalone selling price and to calculate the variable consideration, including the process to determine and evaluate the underlying assumptions about estimates of expected unprocessed changes and pricing concessions.
We performed audit procedures related to the estimated standalone selling prices and allocation to the performance obligations over the term of the contractual arrangement, including the following, among others. To test the calculation of the amount of consideration allocated to each performance obligation, we evaluated the accuracy and completeness of the underlying data used in the Company’s calculation of the ranges of each standalone selling price and recalculated the established range for the standalone selling price used. We analyzed transaction level detail, such as invoices and price lists, to test that, if necessary, the transaction price was reallocated to bring the amount allocated to the performance obligation within the established range. We evaluated the appropriateness of the methodology used to determine the standalone selling price by comparing such prices to historical analysis and practices observed in the industry. In addition, we performed detailed testing of the underlying transactions in the calculation by agreeing the amounts recognized to source documents and performed an analysis to recalculate the allocation of revenue between performance obligations as part of our overall testing of revenue transactions. Our audit procedures related to the Company’s estimates of variable consideration included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in the Company's calculation. This included testing the Company's estimate of historical adjustments as a percentage of revenues and the average time period between the original sale and the issuance of the adjustment memo. In addition, we inspected the results of the Company's retrospective review of adjustments reserved compared to actual adjustments issued, evaluated the estimates made based on historical experience and performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Company's significant assumptions.

Fair Value Estimate and Impairment Loss of the Grass Valley Reporting Unit
Description of the Matter
As described in Note 5 to the consolidated financial statements, the Company announced the sale of its Grass Valley business in the fourth quarter of 2019, which is expected to close in early 2020. The Company evaluated the carrying value of the Grass Valley reporting unit and its related indefinite-lived intangible assets and concluded the carrying value of those assets exceeded the associated fair value. As a result, the Company recorded an impairment loss of $521.4 million.

Auditing the Company’s fair value of the reporting unit, including consideration of the fair value of the various forms of consideration expected to be received from the disposal, involved a high degree of subjectivity, as the fair value estimates developed by the Company, with the assistance of a third-party valuation specialist, were based on assumptions related to projected financial information and the associated terms of the disposal. The fair value of the reporting unit was sensitive to significant assumptions such as discount rates, revenue growth rates, projected EBITDA margins, and terminal growth rates. These assumptions are sensitive to and affected by expectations about future market or economic conditions and Grass Valley-specific qualitative factors. The estimated fair value of the consideration expected to be received was calculated based on a combination of cash expected to be received at closing, as well as an interest-bearing note receivable from the buyer with a five-year maturity and additional consideration available to the Company. The additional consideration is contingent on certain performance thresholds being met and certain assumptions underlying this contingent consideration, such as revenue growth rates, projected EBITDA margins, and terminal growth rates all used in projecting earnings, are subjective and sensitive to change.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the Grass Valley reporting unit. This included controls over the Company's review of the significant assumptions underlying the fair value determination, including projected revenue and EBITDA assumptions, as well as the estimated discount rates.
Our testing of the Company’s fair value determination and subsequent impairment charge included, among other procedures, evaluation of the methods and significant assumptions used by the Company’s third-party valuation specialist, and evaluation of the operating data used in the estimated fair value. For example, we compared the significant assumptions discussed above that were used to estimate future revenue and EBITDA of the business unit to current industry and economic trends in the Broadcast sector, obtained support to evaluate such data based on historical performance, performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in the assumptions and recalculated the Company's estimate. We recalculated the impairment loss recorded. We also involved our valuation specialists to assist in our evaluation of the discount rates used in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
St. Louis, Missouri
February 11, 2020

Belden Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$407,480	$407,454
Receivables, net	334,634	335,956
Inventories, net	231,333	265,002
Other current assets	29,172	30,590
Current assets of discontinued operations	375,135	219,722
Total current assets	1,377,754	1,258,724
Property, plant and equipment, less accumulated depreciation	345,918	310,960
Operating lease right-of-use assets	62,251	—
Goodwill	1,243,669	1,206,877
Intangible assets, less accumulated amortization	339,505	359,931
Deferred income taxes	25,216	26,459
Other long-lived assets	12,446	13,249
Long-term assets of discontinued operations	—	603,121
	$3,406,759	$3,779,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,466	$297,498
Accrued liabilities	283,799	272,396
Current liabilities of discontinued operations	170,279	147,028
Total current liabilities	722,544	716,922
Long-term debt	1,439,484	1,463,200
Postretirement benefits	136,227	127,748
Deferred income taxes	48,725	36,109
Long-term operating lease liabilities	55,652	—
Other long-term liabilities	38,308	30,140
Long-term liabilities of discontinued operations	—	17,614
Stockholders’ equity:
Preferred stock, par value $0.01 per share— 2,000 shares authorized; 0 shares and 52 shares outstanding at 2019 and 2018, respectively	—	1
Common stock, par value $0.01 per share— 200,000 shares authorized; 50,335 shares issued; 45,458 and 39,396 shares outstanding at 2019 and 2018, respectively	503	503
Additional paid-in capital	811,955	1,139,395
Retained earnings	518,004	922,000
Accumulated other comprehensive loss	(63,418)	(74,907)
Treasury stock, at cost— 4,877 and 10,939 shares at 2019 and 2018, respectively	(307,197)	(599,845)
Total Belden stockholders’ equity	959,847	1,387,147
Noncontrolling interest	5,972	441
Total stockholders’ equity	965,819	1,387,588
	$3,406,759	$3,779,321
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Revenues	$2,131,278	$2,165,702	$2,087,185
Cost of sales	(1,337,773)	(1,335,791)	(1,284,865)
Gross profit	793,505	829,911	802,320
Selling, general and administrative expenses	(417,329)	(411,352)	(389,743)
Research and development expenses	(94,360)	(91,552)	(88,748)
Amortization of intangibles	(74,609)	(75,140)	(90,188)
Gain from patent litigation	—	62,141	—
Operating income	207,207	314,008	233,641
Interest expense, net	(55,814)	(60,839)	(82,651)
Non-operating pension benefit (cost)	1,017	(99)	(561)
Loss on debt extinguishment	—	(22,990)	(52,441)
Income from continuing operations before taxes	152,410	230,080	97,988
Income tax benefit (expense)	(42,519)	(62,936)	4,619
Income from continuing operations	109,891	167,144	102,607
Loss from discontinued operations, net of tax	(486,667)	(6,433)	(9,754)
Net income (loss)	(376,776)	160,711	92,853
Less: Net income (loss) attributable to noncontrolling interest	239	(183)	(357)
Net income (loss) attributable to Belden	(377,015)	160,894	93,210
Less: Preferred stock dividends	18,437	34,931	34,931
Net income (loss) attributable to Belden common stockholders	$(395,452)	$125,963	$58,279

Weighted average number of common shares and equivalents:
Basic	42,203	40,675	42,220
Diluted	42,416	40,956	42,643

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$2.16	$3.25	$1.61
Discontinued operations attributable to Belden common stockholders	$(11.53)	$(0.16)	(0.23)
Net income (loss) attributable to Belden common stockholders	$(9.37)	$3.10	$1.38

Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$2.15	$3.23	$1.60
Discontinued operations attributable to Belden common stockholders	$(11.53)	$(0.16)	(0.23)
Net income (loss) attributable to Belden common stockholders	$(9.37)	$3.08	$1.37
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$(376,776)	$160,711	$92,853
Foreign currency translation, net of tax of $1.0 million, $1.7 million, and $1.3 million, respectively	24,121	27,802	(65,046)
Adjustments to pension and postretirement liability, net of tax of $1.1 million, $1.0 million, and $2.2 million, respectively	(12,168)	(4,690)	6,071
Other comprehensive income (loss), net of tax	11,953	23,112	(58,975)
Comprehensive income (loss)	(364,823)	183,823	33,878
Less: Comprehensive income (loss) attributable to noncontrolling interest	703	(190)	(373)
Comprehensive income (loss) attributable to Belden	$(365,526)	$184,013	$34,251
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Cash Flow Statements

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(376,776)	$160,711	$92,853
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment of discontinued operations	521,441	—	—
Depreciation and amortization	139,259	148,632	149,650
Share-based compensation	17,751	18,497	14,647
Loss on debt extinguishment	—	22,990	52,441
Deferred income tax expense (benefit)	(23,540)	11,300	(24,098)
Changes in operating assets and liabilities, net of the effects of exchange rate changes, acquired businesses, and disposals:
Receivables	22,926	(21,748)	(24,931)
Inventories	44,477	(14,779)	(84,088)
Accounts payable	(41,527)	(29,401)	100,752
Accrued liabilities	(17,654)	17,238	(25,076)
Income taxes	5,497	(4,390)	5,001
Other assets	(16,118)	(18,748)	(13,255)
Other liabilities	1,157	(1,082)	11,404
Net cash provided by operating activities	276,893	289,220	255,300
Cash flows from investing activities:
Capital expenditures	(110,002)	(97,847)	(64,261)
Cash used to acquire businesses, net of cash acquired	(74,392)	(84,580)	(166,896)
Proceeds from disposal of tangible assets	25	1,580	1,039
Proceeds from disposal of business	—	40,171	—
Net cash used for investing activities	(184,369)	(140,676)	(230,118)
Cash flows from financing activities:
Payments under borrowing arrangements	—	(484,757)	(1,105,892)
Payments under share repurchase program	(50,000)	(175,000)	(25,000)
Cash dividends paid	(34,439)	(43,169)	(43,376)
Debt issuance costs paid	—	(7,609)	(17,316)
Withholding tax payments for share based-payment awards	(2,149)	(2,094)	(6,564)
Redemption of stockholders' rights agreement	—	(411)	—
Other	(360)	—	—
Borrowings under credit arrangements	—	431,270	866,700
Net cash used for financing activities	(86,948)	(281,770)	(331,448)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(301)	(7,272)	19,258
Increase (decrease) in cash and cash equivalents	5,275	(140,498)	(287,008)
Cash and cash equivalents, beginning of year	420,610	561,108	848,116
Cash and cash equivalents, end of year	$425,885	$420,610	$561,108
For all periods presented, the Consolidated Cash Flow Statement includes the results of the Grass Valley disposal group.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Belden Inc.
Consolidated Stockholders’ Equity Statements

	Belden Inc. Stockholders
	Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands)
Balance at December 31, 2016	52	$1	50,335	$503	$1,116,090	$783,812	(8,155)	$(401,026)	$(39,067)	$1,004	$1,461,316
Net income (loss)	—		—	—	—	93,210	—	—	—	(357)	92,853
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(58,959)	(16)	(58,975)
Preferred stock issuance, net	—	—	—	—	(2,635)	—	55	(203)	—	—	(2,838)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(4,270)	—	97	544	—	—	(3,726)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	—	—	(313)	(25,000)	—	—	(25,000)
Share-based compensation related items	—	—	—	—	14,647	—	—	—	—	—	14,647
Preferred stock dividends	—	—	—	—	—	(34,931)	—	—	—	—	(34,931)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,481)	—	—	—	—	(8,481)
Balance at December 31, 2017	52	$1	50,335	$503	$1,123,832	$833,610	(8,316)	$(425,685)	$(98,026)	$631	$1,434,866
Cumulative effect of change in accounting principles	—	—	—	—	—	(29,041)	—	—	—	—	(29,041)
Net income (loss)	—	—	—	—	—	160,894	—	—	—	(183)	160,711
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	23,119	(7)	23,112
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(883)	—	20	118	—	—	(765)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,051)	—	51	722	—	—	(1,329)
Share repurchase program	—	—	—	—	—	—	(2,694)	(175,000)	—	—	(175,000)
Share-based compensation	—	—	—	—	18,497	—	—	—	—	—	18,497
Redemption of stockholders' rights agreement	—	—	—	—	—	(411)	—	—	—	—	(411)
Preferred stock dividends	—	—	—	—	—	(34,931)	—	—	—	—	(34,931)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,121)	—	—	—	—	(8,121)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	(377,015)	—	—	—	239	(376,776)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	11,489	464	11,953
Acquisition of business with noncontrolling interests	—	—	—	—	—	—	—	—	—	5,195	5,195
Acquisition of noncontrolling interests	—	—	—	—	(398)	—	—	—	—	(367)	(765)
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(291)	—	4	180	—	—	(111)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(3,714)	—	91	1,679	—	—	(2,035)
Share repurchase program	—	—	—	—	—	—	(890)	(50,000)	—	—	(50,000)
Share-based compensation	—	—	—	—	17,751	—	—	—	—	—	17,751
Preferred stock conversion	(52)	(1)	—	—	(340,788)	—	6,857	340,789	—	—	—
Preferred stock dividends	—	—	—	—	—	(18,437)	—	—	—	—	(18,437)
Common stock dividends ($0.20 per share)	—	—	—	—	—	(8,544)	—	—	—	—	(8,544)
Balance at December 31, 2019	—	$—	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1: Basis of Presentation
Business Description
Belden Inc. (the Company, us, we, or our) is a global supplier of specialty networking solutions built around two global business platforms – Enterprise Solutions and Industrial Solutions. Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
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
Reclassifications
We have made certain reclassifications to the 2018 and 2017 Condensed Consolidated Financial Statements, primarily in relation to the Grass Valley disposal group being included in discontinued operations. See Note 5.
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
During 2019, 2018, and 2017 we utilized Level 1 inputs to determine the fair value of cash equivalents, and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 4), for our annual impairment testing (see Note 12), and our impairment testing over our disposal group (see Note 5). We did not have any transfers between Level 1 and Level 2 fair value measurements during 2019.
Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of December 31, 2019 and 2018, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
Accounts Receivable and Revenue Reserves
We classify amounts owed to us and due within twelve months, arising from the sale of goods or services and from other business activities, as current receivables. We classify receivables due after twelve months as other long-lived assets.
At the time of sale, we establish an estimated reserve for trade, promotion, and other special price reductions such as contract pricing, discounts to meet competitor pricing, and on-time payment discounts. We also adjust receivable balances for, among other things, correction of billing errors, incorrect shipments, and settlement of customer disputes. Customers are allowed to return inventory if and when certain conditions regarding the physical state of the inventory and our approval of the return are met. Certain distribution customers are allowed to return inventory at original cost, in an amount not to exceed three percent of the prior year’s purchases, in exchange for an order of equal or greater value. Until we can process these reductions, corrections, and returns (together, the Changes) through individual customer records, we estimate the amount of outstanding Changes and recognize them by reducing revenues. We base these estimates on historical and anticipated sales demand, trends in product pricing, and historical and anticipated Changes patterns. We make revisions to these estimates in the period in which the facts that give rise to each revision become known. Future market conditions might require us to take actions to further reduce prices and increase customer return authorizations. Unprocessed Changes recognized against our gross accounts receivable balance at December 31, 2019 and 2018 totaled $29.5 million and $25.5 million, respectively. Unprocessed Changes recognized as accrued liabilities at December 31, 2019 and 2018 totaled $11.0 million and $9.1 million, respectively.
As of and for each of the three year periods ended December 31, 2019, we evaluated the collectability of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realizability of accounts receivable, including the current creditworthiness of each customer and related aging of past due balances. We perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings, or bankruptcy. We record a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. We recognized bad debt expense, net of recoveries, of $0.1 million, $0.2 million, and $0.4 million in 2019, 2018, and 2017, respectively. The allowance for doubtful accounts at December 31, 2019 and 2018 totaled $2.6 million and $3.1 million, respectively.
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
We evaluate the realizability of our inventory on a product-by-product basis in light of historical and anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing, and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition, or where inventory cost exceeds net realizable value, we record a charge to cost of sales and reduce the inventory to its net realizable value. The allowances for excess and obsolete inventories at December 31, 2019 and 2018 totaled $21.2 million and $17.4 million, respectively.

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
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such an evaluation is made based on the weight of all available evidence and the significance of all identified events and circumstances that may influence the fair value of a reporting unit. If it is more likely than not that the fair value is less than the carrying value, then a quantitative assessment is required for the reporting unit, as described in the paragraph below. In 2019, we did not perform a qualitative assessment over any of our reporting units.
For our annual impairment test in 2019, we performed a quantitative assessment for all ten of our reporting units included in continuing operations. Under a quantitative assessment for goodwill impairment, we determine the fair value using the income approach (using Level 3 inputs) as reconciled to our aggregate market capitalization. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. The fair values of all ten reporting units tested under a quantitative approach were in excess of the carrying values as of the impairment testing date, and as a result, the goodwill balances for our continuing operations reporting units were not impaired in 2019. Furthermore, goodwill was not impaired in 2018 or 2017. See Note 12 for further discussion.

We also evaluate indefinite lived intangible assets for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying values of those assets may no longer be recoverable. We compare the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We did not recognize impairment charges for our indefinite lived intangible assets in 2019, 2018, or 2017. See Note 12 for further discussion.
We review intangible assets subject to amortization whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. We did not recognize any impairment charges for amortizable intangible assets in 2019, 2018, or 2017.
Due to its overall financial performance during the year and discontinued operations classification, we performed interim impairment tests on the Grass Valley reporting unit, which resulted in a total asset impairment of $521.4 million for the year ended December 31, 2019. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows, which was based in part on the assumed proceeds from a divestiture of Grass Valley. See Note 12 for further discussion.
Disposals
During 2018, we sold a previously closed operating facility for net proceeds of $1.5 million and recognized a $0.6 million gain on the sale.
During 2017, we sold our MCS business and a 50% ownership interest in Xuzhou Hirschmann Electronics Co. Ltd (the Hirschmann JV) for a total purchase price of $40.2 million and recognized a loss on sale of the assets of $1.0 million, which was included in selling, general and administrative expenses. This loss included $2.8 million of accumulated other comprehensive losses that were recognized as a result of the sale. The $40.2 million of proceeds from the sale was collected during 2018. The MCS business was part of the Industrial Solutions segment and operated in Germany and the United States. The Hirschmann JV was an equity method investment located in China that was not included in an operating segment.
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
Accrued Sales Rebates
We grant incentive rebates to participating customers as part of our sales programs. The rebates are determined based on certain targeted sales volumes. Rebates are paid quarterly or annually in either cash or receivables credits. Until we can process these rebates through individual customer records, we estimate the amount of outstanding rebates and recognize them as accrued liabilities and reductions in our gross revenues. We base our estimates on both historical and anticipated sales demand and rebate program participation. We charge revisions to these estimates back to accrued liabilities and revenues in the period in which the facts that give rise to each revision become known. Future market conditions and product transitions might require us to take actions to increase sales rebates offered, possibly resulting in an incremental increase in accrued liabilities and an incremental reduction in revenues at the time the rebate is offered. Accrued sales rebates at December 31, 2019 and 2018 totaled $37.2 million and $41.3 million, respectively.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $14.7 million, $17.0 million, and $18.0 million for 2019, 2018, and 2017, respectively.
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
We recognize deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards, and deductible temporary differences between taxable income on our income tax returns and pretax income on our financial statements. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our Consolidated Financial Statements become deductible for income tax purposes. A deferred tax asset valuation allowance is required when some portion or all of the deferred tax assets may not be realized. At December 31, 2019 the valuation allowance of $50.4 million was primarily related to net operating losses and foreign tax credits that we do not expect to realize.
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
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. During 2019, the United States Treasury issued final and proposed regulations with respect to certain aspects related to the Act. Additional guidance provided in these regulation resulted in a tax adjustment in the fourth quarter of 2019. The total tax provision expense in 2019 included a $10.0 million tax expense associated with the increase to the valuation allowance against foreign tax credit carryovers that were no longer expect to be able to realize based upon the new proposed tax regulations. See Note 17, Income Taxes, in the accompanying notes to our consolidated financial statements.
Current-Year Adoption of Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"), a leasing standard for both lessees and lessors that supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under its core principle, a lessee will recognize a right-of-use (ROU) asset and lease liability on the balance sheet for nearly all leased assets, and additional disclosures are required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASU 2016-02 on January 1, 2019 using the permitted transition method issued in July 2018, under ASU No. 2018-11 (“ASU 2018-11”), Leases: Targeted Improvements, which provides an additional (and optional) transition method for adopting the new lease standard. Furthermore, we elected the following practical expedients and accounting policy elections upon adoption: (i) the package of practical expedients as defined in ASU 2016-02, (ii) the short-term lease accounting policy election, (iii) the practical expedient to not separate non-lease components from lease components, and (iv) the easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of the effective date of ASU 2016-02. Excluding the impact of our Grass Valley disposal group, the adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $70.7 million and lease liabilities for operating leases of approximately $77.3 million on the Consolidated Balance Sheet, with no material impact to the Consolidated Statements of Operations or Consolidated Cash Flow Statements. The difference between the initial lease liabilities and the ROU assets is related primarily to previously existing lease liabilities. See Note 11 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
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

Pending Adoption of Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses. The main provisions of ASU 2016-13 provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date, and require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard will be effective for us beginning January 1, 2020. We expect the adoption will result in an increase to our allowance for doubtful accounts for continuing operations of approximately $1.0 million, and an increase for discontinued operations of approximately $2.0 million.
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

The following tables present our revenues disaggregated by major product category (in thousands).

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Year Ended December 31, 2019
Enterprise Solutions	$1,031,687	$49,545	$1,081,232
Industrial Solutions	630,462	419,584	1,050,046
Total	$1,662,149	$469,129	$2,131,278

Year Ended December 31, 2018
Enterprise Solutions	$1,046,744	$49,156	$1,095,900
Industrial Solutions	662,742	407,060	1,069,802
Total	$1,709,486	$456,216	$2,165,702

Year Ended December 31, 2017
Enterprise Solutions	$1,024,090	$30,757	$1,054,847
Industrial Solutions	628,889	403,449	1,032,338
Total	$1,652,979	$434,206	$2,087,185

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product (in thousands).

	Americas	EMEA	APAC	Total Revenues

Year Ended December 31, 2019
Enterprise Solutions	$830,197	$135,734	$115,301	$1,081,232
Industrial Solutions	607,374	274,028	168,644	1,050,046
Total	$1,437,571	$409,762	$283,945	$2,131,278

Year Ended December 31, 2018
Enterprise Solutions	$838,874	$135,241	$121,785	$1,095,900
Industrial Solutions	619,790	290,538	159,474	1,069,802
Total	$1,458,664	$425,779	$281,259	$2,165,702

Year Ended December 31, 2017
Enterprise Solutions	$802,274	$134,270	$118,303	$1,054,847
Industrial Solutions	606,437	280,785	145,116	1,032,338
Total	$1,408,711	$415,055	$263,419	$2,087,185
The following tables present our revenues disaggregated by products, including software products, and support and services (in thousands).

	Products	Support & Services	Total Revenues

Year Ended December 31, 2019
Enterprise Solutions	$1,081,232	$—	$1,081,232
Industrial Solutions	963,007	87,039	1,050,046
Total	$2,044,239	$87,039	$2,131,278

Year Ended December 31, 2018
Enterprise Solutions	$1,095,883	$17	$1,095,900
Industrial Solutions	974,029	95,773	1,069,802
Total	$2,069,912	$95,790	$2,165,702

Year Ended December 31, 2017
Enterprise Solutions	$1,054,847	$—	$1,054,847
Industrial Solutions	929,263	103,075	1,032,338
Total	$1,984,110	$103,075	$2,087,185

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods was not significant during the year ended December 31, 2019.

The following table presents estimated and accrued variable consideration:

	December 31, 2019	December 31, 2018

	(in thousands)
Accrued rebates	37,170	41,312
Accrued returns	10,974	9,137
Price adjustment recognized against gross accounts receivable	28,672	24,976

Depending on the terms of an arrangement, we may defer the recognition of a portion of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is recognized when or as the services are performed depending on the terms of the arrangement. As of December 31, 2019, total deferred revenue was $70.1 million, and of this amount, $54.3 million is expected to be recognized within the next twelve months, and the remaining $15.8 million is long-term and will be recognized over a period greater than twelve months.
The following table presents deferred revenue activity (in thousands):

Balance at December 31, 2017	$73,478
New deferrals	104,900
Revenue recognized	(106,020)
Balance at December 31, 2018	72,358
New deferrals	111,812
Revenue recognized	(114,100)
Balance at December 31, 2019	$70,070

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period. Total capitalized sales commissions was $3.4 million as of December 31, 2019 and $2.9 million as of December 31, 2018. For the years ended December 31, 2019 and 2018, we recognized $4.9 million and $4.7 million of sales commissions expense in selling, general, and administrative expenses, respectively.
Note 4: Acquisitions
Special Product Company
On December 6, 2019, we purchased and assumed substantially all the assets, and certain specified liabilities of Special Product Company (SPC) for a preliminary purchase price of $23.1 million. SPC, based in Kansas City, Kansas, is a leading designer, manufacturer, and seller of outdoor cabinet products for optical fiber cable installations. The assets purchased and liabilities assumed from SPC have been included in our Consolidated Financial Statements as of December 6, 2019, and are reported within the Enterprise Solutions segment.
Opterna
We acquired 100% of the shares of Opterna International Corp. (Opterna) on April 15, 2019 for a preliminary purchase price, net of cash acquired, of $51.7 million. Of the $51.7 million purchase price, $45.9 million was paid in 2019 with cash on hand. The acquisition included a potential earnout, which is based upon future Opterna financial targets through April 15, 2021. The maximum earnout consideration is $25.0 million, but based upon a third party valuation specialist using certain assumption in a discounted cash flow model, the estimated fair value of the earnout included in the purchase price is $5.8 million. Opterna is an international fiber optics solution business based in Sterling, Virginia which designs and manufactures a range of complementary fiber connectivity, cabinet, and enclosure products used in optical networks. The results of Opterna have been included in our Consolidated Financial Statements from April 15, 2019, and are reported within the Enterprise Solutions segment. Certain subsidiaries of Opterna include noncontrolling interests. Because Opterna has a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. On October 25, 2019, we purchased the noncontrolling interest of one subsidiary for a purchase price of $0.8 million; of which $0.4 million was paid at closing and the remaining $0.4 million is to be paid in 2021. The following table summarizes the estimated, preliminary fair values of the assets acquired and the liabilities assumed as of April 15, 2019 (in thousands):

Receivables	$5,308
Inventory	7,470
Prepaid and other current assets	566
Property, plant, and equipment	1,328
Intangible assets	28,000
Goodwill	35,007
Deferred income taxes	69
Operating lease right-of-use assets	2,204
Other long-lived assets	2,070
Total assets acquired	$82,022

Accounts payable	$4,847
Accrued liabilities	4,346
Long-term deferred tax liability	6,817
Long-term operating lease liability	1,923
Other long-term liabilities	7,153
Total liabilities assumed	$25,086
Net assets	$56,936

Noncontrolling interest	5,195
Net assets attributable to Belden	$51,741

The above purchase price allocation is preliminary, and is subject to revision as additional information about the fair value of lease assets and liabilities as well as deferred taxes becomes available. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

During the fourth quarter 2019, we recorded measurement-period adjustments that decreased goodwill by approximately $0.6 million primarily for changes in the fair value of certain deferred tax liabilities. The impact of these adjustments to the consolidated statement of operations was immaterial.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments we have used in estimating the preliminary fair value assigned to each class of acquired assets and assumed liabilities could materially affect the results of our operations.

The fair value of acquired receivables is $5.3 million, which is equivalent to its gross contractual amount.

For the purpose of the above allocation, we based our estimate of fair value for the acquired inventory, intangible assets, and noncontrolling interests on valuation studies performed by a third party valuation firm. We have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for post acquisition selling efforts. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the fair value of the identifiable intangible assets (Level 3 valuation).

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expansion of product offerings in the optical fiber market. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization
Developed technologies	$3,400	5
Customer relationships	22,800	15
Sales backlog	1,300	0.5
Trademarks	500	2.0
Total intangible assets subject to amortization	$28,000

Intangible assets not subject to amortization:
Goodwill	$35,007
Total intangible assets not subject to amortization	$35,007

Total intangible assets	$63,007
Weighed average amortization period		12.9

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
Our consolidated revenues and income from continuing operations before taxes for the year ended December 31, 2019 included $26.6 million and $2.0 million from Opterna, respectively. For the year ended December 31, 2019, Opterna's income before taxes included $3.0 million of amortization of intangible assets, $5.6 million of acquisition integration costs, and $0.6 million of cost of sales related to the adjustment of acquired inventory to fair value. Our consolidated income from continuing operations before taxes for the year ended December 31, 2019 included $0.1 million of net income attributable to noncontrolling interest of Opterna.
The following table illustrates the unaudited pro forma effect on operating results as if the Opterna acquisition had been completed January 1, 2018.

	Years Ended December 31,
	2019	2018
	(In thousands, except per share data) (Unaudited)
Revenues	$2,139,894	$2,213,781
Net income (loss) attributable to Belden common stockholders	(389,957)	123,546
Diluted income (loss) per share attributable to Belden common stockholders	$(9.24)	$3.02

For purposes of the pro forma disclosures, the year ended December 31, 2018 includes expenses related to the acquisition, including severance, restructuring, and acquisition costs; amortization of intangible assets; and cost of sales arising from the adjustment of inventory to fair value of $5.5 million, $3.8 million, and $0.5 million, respectively.
The above unaudited pro forma information is presented for information purposes only and does not purport to represent what our results of operations would have been had we completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.

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
Note 5: Discontinued Operations

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
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is now reported within discontinued operations. The Grass Valley disposal group excludes certain Grass Valley pension liabilities that we expect to retain - see Note 28. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria in the fourth quarter of 2019. We intend to complete the sale of the Grass Valley disposal group during 2020.
We wrote down the carrying value of Grass Valley and recognized asset impairments totaling $521.4 million in 2019. The impairment charge consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively, as well as an impairment of the disposal group of $179.3 million ($180.4 million translated at year-end exchange rates). We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.

The following table summarizes the operating results of the disposal group for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Revenues	$360,496	$419,666	$301,458
Cost of sales	(208,173)	(241,164)	(169,025)
Gross profit	152,323	178,502	132,433
Selling, general and administrative expenses	(93,796)	(114,567)	(71,280)
Research and development expenses	(37,172)	(49,033)	(45,582)
Amortization of intangibles	(12,782)	(23,689)	(13,808)
Asset impairment of discontinued operations	(521,441)	—	—
Interest expense, net	(819)	(720)	(250)
Non-operating pension cost	(221)	(243)	(153)
Income (loss) before taxes	$(513,908)	$(9,750)	$1,360

The disposal group recognized depreciation and amortization expense of approximately $23.7 million, $35.1 million, and $20.8 million during the years ended December 31, 2019, 2018, and 2017, respectively. The disposal group also had capital expenditures of approximately $29.4 million, $22.6 million, and $14.9 million during the years ended December 31, 2019, 2018, and 2017, respectively. Furthermore, the disposal group incurred stock-based compensation expense of $0.9 million, $1.4 million, and $1.5 million during the years ended December 31, 2019, 2018, and 2017, respectively. The disposal group did not have any significant non-cash charges for investing activities during the years ended December 31, 2019, 2018, and 2017.

The following table provides the major classes of assets and liabilities of the disposal group as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Assets:
Cash and cash equivalents	$18,405	$13,156
Receivables, net	117,386	129,983
Inventories, net	55,002	51,416
Other current assets	35,187	25,167
Property, plant and equipment, less accumulated depreciation	61,233	55,010
Operating lease right-of-use assets	16,902	—
Goodwill	26,707	350,777
Intangible assets, less accumulated amortization	143,459	151,162
Deferred income taxes	57,469	29,559
Other long-lived assets	21,652	16,613
Impairment of disposal group	(180,358)	—
Total Assets of discontinued operations	$373,044	$822,843
Liabilities:
Accounts payable	$52,425	$55,148
Accrued liabilities	83,349	91,880
Postretirement benefits	6,224	5,043
Deferred income taxes	2,740	3,834
Long-term operating lease liabilities	20,459	—
Other long-term liabilities	5,082	8,737
Total liabilities of discontinued operations	$170,279	$164,642

The disposal group also had $42.3 million of accumulated other comprehensive losses as of December 31, 2019.
Note 6: Operating Segments and Geographic Information
We are organized around two global business platforms: Enterprise Solutions and Industrial Solutions. Each of the global business platforms represents a reportable segment.
The segments design, manufacture, and market a portfolio of signal transmission solutions for mission critical applications used in a variety of end markets. We sell the products manufactured by our segments through distributors or directly to systems integrators, original equipment manufacturers (OEMs), end-users, and installers.
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

Operating Segment Information

Enterprise Solutions	Years ended December 31,
	2019	2018	2017
	(In thousands)
Segment revenues	$1,081,232	$1,095,900	$1,054,847
Affiliate revenues	4,221	6,085	5,091
Segment EBITDA	162,276	190,910	196,554
Depreciation expense	20,765	19,374	19,255
Amortization of intangibles	23,500	22,255	37,245
Amortization of software development intangible assets	175	71	—
Severance, restructuring, and acquisition integration costs	11,050	14,863	28,146
Purchase accounting effects of acquisitions	592	1,690	6,133
Acquisition of property, plant and equipment	42,897	42,938	34,613
Segment assets	527,189	479,324	473,429

Industrial Solutions	Years ended December 31,
	2019	2018	2017
	(In thousands)
Segment revenues	$1,050,046	$1,069,802	$1,032,338
Affiliate revenues	11	81	67
Segment EBITDA	188,947	203,746	208,875
Depreciation expense	19,644	18,935	19,369
Amortization of intangibles	51,109	52,885	52,943
Amortization of software development intangible assets	350	8	—
Severance, restructuring, and acquisition integration costs	15,494	7,762	13,747
Acquisition of property, plant and equipment	34,581	29,215	13,319
Segment assets	464,418	459,647	464,683

Total Segments	Years ended December 31,
	2019	2018	2017
	(In thousands)
Segment revenues	$2,131,278	$2,165,702	$2,087,185
Affiliate revenues	4,232	6,166	5,158
Segment EBITDA	351,223	394,656	405,429
Depreciation expense	40,409	38,309	38,624
Amortization of intangibles	74,609	75,140	90,188
Amortization of software development intangible assets	525	79	—
Severance, restructuring, and acquisition integration costs	26,544	22,625	41,893
Purchase accounting effects of acquisitions	592	1,690	6,133
Acquisition of property, plant and equipment	77,478	72,153	47,932
Segment assets	991,607	938,971	938,112

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Total Segment Revenues	$2,131,278	$2,165,702	$2,087,185
Deferred revenue adjustments	—	—	—
Consolidated Revenues	$2,131,278	$2,165,702	$2,087,185

Total Segment EBITDA	$351,223	$394,656	$405,429
Amortization of intangibles	(74,609)	(75,140)	(90,188)
Depreciation expense	(40,409)	(38,309)	(38,624)
Severance, restructuring, and acquisition integration costs (1)	(26,544)	(22,625)	(41,893)
Purchase accounting effects related to acquisitions (2)	(592)	(1,690)	(6,133)
Amortization of software development intangible assets	(525)	(79)	—
Loss on sale of assets (3)	—	(94)	(1,013)
Costs related to patent litigation	—	(2,634)	—
Gain from patent litigation	—	62,141	—
Income from equity method investment	—	—	7,502
Eliminations	(1,337)	(2,218)	(1,439)
Consolidated operating income	207,207	314,008	233,641
Interest expense, net	(55,814)	(60,839)	(82,651)
Non-operating pension benefit (cost)	1,017	(99)	(561)
Loss on debt extinguishment	—	(22,990)	(52,441)
Consolidated income from continuing operations before taxes	$152,410	$230,080	$97,988

(1)	See Note 14, Severance, Restructuring, and Acquisition Integration Activities, for details.

(2)
In 2019, we collectively recognized $0.6 million of cost of sales related to purchase accounting adjustments of acquired inventory to fair value for both our SPC and Opterna acquisitions. In 2018, we made a $1.7 million adjustment to increase the earn-out liability associated with an acquisition. In 2017, we recognized $6.1 million of cost of sales related to the adjustment of acquired inventory to fair value for our Thinklogical acquisition.

(3)	In 2018 and 2017, we recognized a $0.1 million and $1.0 million loss on sale of assets, respectively, for the sale of our MCS business and Hirschmann JV. See Note 2.
Below are reconciliations of other segment measures to the consolidated totals.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Total segment assets	$991,607	$938,971	$938,112
Cash and cash equivalents	407,480	407,454	541,350
Goodwill	1,243,669	1,206,877	1,208,587
Intangible assets, less accumulated amortization	339,505	359,931	424,932
Deferred income taxes	25,216	26,459	28,517
Corporate assets	24,147	16,786	60,865
Assets of discontinued operations	375,135	822,843	638,250
Total assets	$3,406,759	$3,779,321	$3,840,613
Total segment acquisition of property, plant and equipment	$77,478	$72,153	$47,932
Corporate acquisition of property, plant and equipment	3,110	3,013	1,502
Total acquisition of property, plant and equipment	$80,588	$75,166	$49,434

Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. The table below summarizes net sales and long-lived assets for the years ended December 31, 2019, 2018 and 2017 for the following countries: the U.S., Canada, China, and Germany. No other individual foreign country’s net sales or long-lived assets are material to the Company.

	United States	Canada	China	Germany	All Other	Total
	(In thousands, except percentages)
Year ended December 31, 2019
Revenues	$1,271,628	$170,683	$129,716	$105,614	$453,637	$2,131,278
Percent of total revenues	60%	8%	6%	5%	21%	100%
Long-lived assets	$152,214	$16,452	$40,247	$48,272	$101,179	$358,364
Year ended December 31, 2018
Revenues	$1,206,401	$166,669	$107,582	$100,691	$584,359	$2,165,702
Percent of total revenues	56%	8%	5%	4%	27%	100%
Long-lived assets	$170,368	$13,352	$36,989	$39,724	$63,776	$324,209
Year ended December 31, 2017
Revenues	$1,254,758	$167,466	$120,568	$112,976	$431,417	$2,087,185
Percent of total revenues	60%	8%	6%	5%	21%	100%
Long-lived assets	$210,292	$13,200	$34,647	$37,875	$49,834	$345,848

Major Customer
Revenues generated from sales to the distributor Anixter International Inc., in both the Enterprise Solutions and Industrial Solutions segments, were $285.0 million (13% of revenues), $309.0 million (14% of revenues), and $292.2 million (14% of revenues) for 2019, 2018, and 2017, respectively. Revenues generated from sales to both Anixter and WESCO combined were approximately $328.2 million (15% of revenues), $361.7 million (17% of revenues), and $342.8 million (16% of revenues) for 2019, 2018, and 2017, respectively. At December 31, 2019, we had $10.2 million in accounts receivable outstanding from Anixter International Inc. This represented approximately 3% of our total accounts receivable outstanding at December 31, 2019.
Note 7: Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. The joint venture is not material to our consolidated financial statements as of or for the years ended December 31, 2019, 2018, or 2017.
We acquired Opterna in April 2019. Certain subsidiaries of Opterna include noncontrolling interests. Because we have a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results of these subsidiaries were consolidated into our financial statements as of the acquisition date. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. On October 25, 2019, we purchased the noncontrolling interest of one subsidiary for a purchase price of $0.8 million; of which $0.4 million was paid at closing and the remaining $0.4 million will be paid in 2021. The subsidiaries of Opterna that include noncontrolling interests are not material to our consolidated financial statements as of or for the years ended December 31, 2019, 2018 or 2017.

Note 8: Income Per Share
The following table presents the basis of the income per share computation:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Numerator:
Income from continuing operations	$109,891	$167,144	$102,607
Less: Net income (loss) attributable to noncontrolling interest	239	(183)	(357)
Less: Preferred stock dividends	18,437	34,931	34,931
Income from continuing operations attributable to Belden common stockholders	91,215	132,396	68,033
Add: Loss from discontinued operations, net of tax	(486,667)	(6,433)	(9,754)
Net income (loss) attributable to Belden common stockholders	$(395,452)	$125,963	$58,279
Denominator:
Weighted average shares outstanding, basic	42,203	40,675	42,220
Effect of dilutive common stock equivalents	213	281	423
Weighted average shares outstanding, diluted	42,416	40,956	42,643

Basic weighted average shares outstanding is used to calculate diluted loss per share when the numerator is a loss because using diluted weighted average shares outstanding would be anti-dilutive.
For the years ended December 31, 2019, 2018, and 2017, diluted weighted average shares outstanding do not include outstanding equity awards of 1.2 million, 0.9 million, and 0.5 million, respectively, because to do so would have been anti-dilutive. In addition, for the years ended December 31, 2019, 2018, and 2017, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million, 0.3 million, and 0.2 million, respectively, because the related performance conditions have not been satisfied. Furthermore, for the years ended December 31, 2019, 2018, and 2017, diluted weighted average shares outstanding do not include the weighted average impact of preferred shares that are convertible into 3.7 million, 6.9 million, and 6.9 million common shares, respectively, because deducting the preferred stock dividends from net income was more dilutive.
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
Note 9: Inventories
The major classes of inventories were as follows:

	December 31,
	2019	2018
	(In thousands)
Raw materials	$98,530	$108,623
Work-in-process	34,717	36,460
Finished goods	119,331	137,283
Gross inventories	252,578	282,366
Excess and obsolete reserves	(21,245)	(17,364)
Net inventories	$231,333	$265,002

Note 10: Property, Plant and Equipment
The carrying values of property, plant and equipment were as follows:

	December 31,
	2019	2018
	(In thousands)
Land and land improvements	$27,502	$25,902
Buildings and leasehold improvements	126,580	120,896
Machinery and equipment	558,639	523,857
Computer equipment and software	119,533	121,504
Construction in process	70,993	56,483
Gross property, plant and equipment	903,247	848,642
Accumulated depreciation	(557,329)	(537,682)
Net property, plant and equipment	$345,918	$310,960

Depreciation Expense
We recognized depreciation expense in income from continuing operations of $40.4 million, $38.3 million, and $38.6 million in 2019, 2018, and 2017, respectively.
Note 11: Leases

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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet as of December 31, 2019, and the rent expense for short-term leases was not material.

We have certain property and equipment lease contracts that may contain lease and non-lease components, and we have elected to utilize the practical expedient to account for these components together as a single combined lease component.

As the rate implicit in most of our leases is not readily determinable, we use the incremental borrowing rate to determine the present value of the lease payments, which is unique to each leased asset, and is based upon the term of the lease, commencement date of the lease, local currency of the leased asset, and the credit rating of the legal entity leasing the asset.

The components of lease expense were as follows:

Year Ended
December 31, 2019

(In thousands)
Operating Lease Cost	$14,622

Finance Lease Cost
Amortization of right-of-use asset	$142
Interest on lease liabilities	22
Total finance lease cost	$164

Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2019

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,594
Operating cash flows from finance leases	25
Financing cash flows from finance leases	258

Supplemental balance sheet information related to leases was as follows:

December 31, 2019

(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$62,251

Accrued liabilities	$13,900
Long-term operating lease liabilities	55,652
Total operating lease liabilities	$69,552

Finance leases:
Other long-lived assets, at cost	$823
Accumulated depreciation	(391)
Other long-lived assets, net	$432

Weighted Average Remaining Lease Term
Operating leases	6 years
Finance leases	3 years

Weighted Average Discount Rate
Operating leases	6.9%
Finance leases	6.2%

The following table summarizes maturities of lease liabilities as of December 31, 2019 (in thousands):

2020	$19,086
2021	16,988
2022	14,128
2023	11,598
2024	9,032
Thereafter	16,655
Total	$87,487

The following table summarizes maturities of lease liabilities as of December 31, 2018 (in thousands):

2019	$14,453
2020	13,335
2021	11,784
2022	10,593
2023	8,417
Thereafter	20,404
Total	$78,986

Note 12: Intangible Assets
The carrying values of intangible assets were as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Goodwill	$1,243,669	$—	$1,243,669	$1,206,877	$—	$1,206,877
Definite-lived intangible assets subject to amortization:
Developed technology	$413,310	$(331,696)	$81,614	$399,095	$(280,301)	$118,794
Customer relationships	297,595	(110,732)	186,863	258,798	(94,557)	164,241
Trademarks	56,393	(30,213)	26,180	54,897	(24,443)	30,454
In-service research and development	10,702	(7,160)	3,542	10,708	(5,336)	5,372
Backlog	11,335	(10,935)	400	9,567	(9,567)	—
Total intangible assets subject to amortization	789,335	(490,736)	298,599	733,065	(414,204)	318,861
Indefinite-lived intangible assets not subject to amortization:
Trademarks	40,106	—	40,106	40,270	—	40,270
In-process research and development	800	—	800	800	—	800
Total intangible assets not subject to amortization	40,906	—	40,906	41,070	—	41,070
Intangible assets	$830,241	$(490,736)	$339,505	$774,135	$(414,204)	$359,931

Segment Allocation of Goodwill and Trademarks
The changes in the carrying amount of goodwill assigned to reporting units in our reportable segments are as follows:

	Enterprise Solutions	Industrial Solutions	Consolidated
	(In thousands)
Balance at December 31, 2017	$432,601	$775,986	$1,208,587
Acquisitions and purchase accounting adjustments	2,443	—	2,443
Translation impact	(462)	(3,691)	(4,153)
Balance at December 31, 2018	$434,582	$772,295	$1,206,877
Acquisitions and purchase accounting adjustments	38,209	—	38,209
Translation impact	(260)	(1,157)	(1,417)
Balance at December 31, 2019	$472,531	$771,138	$1,243,669

The changes in the carrying amount of indefinite-lived trademarks are as follows:

	Enterprise Solutions	Industrial Solutions	Consolidated
	(In thousands)
Balance at December 31, 2017	$31,063	$9,681	$40,744
Translation impact	—	(474)	(474)
Balance at December 31, 2018	$31,063	$9,207	$40,270
Translation impact	—	(164)	(164)
Balance at December 31, 2019	$31,063	$9,043	$40,106

Impairment
The annual measurement date for our goodwill and indefinite-lived intangible assets impairment test is our fiscal November month-end. For our 2019 goodwill impairment test, we performed a quantitative assessment for all ten of our reporting units included in continuing operations and determined the estimated fair values of our reporting units by calculating the present values of their estimated future cash flows using Level 3 inputs. We did not perform a qualitative assessment over our reporting units. We determined that the fair values of the reporting units were in excess of the carrying values; therefore, we did not record any goodwill impairment for the ten reporting units. We also did not recognize any goodwill impairment in 2018 or 2017 based upon the results of our annual goodwill impairment testing.
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is now reported within discontinued operations. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria in the fourth quarter of 2019. During 2019, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $521.4 million, which consisted of impairments to goodwill, customer relationships, and trademarks of $326.1 million, $14.4 million, and $1.6 million, respectively, as well as an impairment of the disposal group of $179.3 million ($180.4 million translated at year-end exchange rates). We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows, which was based in part on the assumed proceeds from a divestiture of Grass Valley.
Similar to the quantitative goodwill impairment test, we determined the estimated fair values of our indefinite-lived trademarks by calculating the present values of the estimated cash flows (using Level 3 inputs) attributable to the respective trademarks. We did not recognize any trademark impairment charges in 2019, 2018, or 2017.
Amortization Expense
We recognized amortization expense in income from continuing operations of $74.6 million, $75.1 million, and $90.2 million in 2019, 2018, and 2017, respectively. We expect to recognize annual amortization expense of $65.3 million in 2020, $33.2 million in 2021, $30.3 million in 2022, $28.7 million in 2023, and $26.6 million in 2024 related to our intangible assets balance as of December 31, 2019.
The weighted-average amortization period for our customer relationships, trademarks, developed technology, and in-service research and development is 18.3, 8.5, 6.8, and 5.0 years, respectively.

Note 13: Accrued Liabilities
The carrying values of accrued liabilities were as follows:

	December 31,
	2019	2018
	(In thousands)
Wages, severance and related taxes	$58,953	$46,674
Current deferred revenue	54,255	62,272
Accrued rebates	37,170	41,312
Accrued interest	18,781	18,530
Employee benefits	17,791	17,984
Lease liabilities	14,072	—
Other (individual items less than 5% of total current liabilities)	82,777	85,624
Accrued liabilities	$283,799	$272,396

Note 14: Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program: 2019
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized approximately $19.6 million of severance costs for this program during 2019. The costs were incurred by both of our segments, as well as our corporate office. The cost reduction program is expected to deliver an estimated $40.0 million reduction in selling, general, and administrative expenses on an annual basis, with some benefit in 2020, and the full benefit realized in 2021. We expect to incur approximately $10.0 million for this program in 2020.
Opterna, FutureLink, and SPC Integration Program: 2019
In 2019, we began a restructuring program to integrate Opterna, FutureLink, and SPC with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $6.1 million of severance and other restructuring costs for this program during 2019. The costs were incurred by the Enterprise Solutions segment. We expect to incur an additional $5.0 million for this program in 2020.
Industrial Manufacturing Footprint Program: 2016-2018
In 2016, we began a program to consolidate our manufacturing footprint. The manufacturing consolidation is complete. We recognized $17.7 million and $30.6 million of severance and other restructuring costs for this program during 2018 and 2017, respectively, and $66.1 million cumulatively. The costs were incurred by the Enterprise Solutions and Industrial Solutions segments, as the manufacturing locations involved in the program serve both platforms.
The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities:

	Severance	Other Restructuring and Integration Costs	Total Costs
		(In thousands)
Year Ended December 31, 2019
Enterprise Solutions	$5,260	$5,790	$11,050
Industrial Solutions	15,494	—	15,494
Total	$20,754	$5,790	$26,544

Year Ended December 31, 2018
Enterprise Solutions	$548	$14,314	$14,862
Industrial Solutions	240	7,523	7,763
Total	$788	$21,837	$22,625

Year Ended December 31, 2017
Enterprise Solutions	$4,165	$23,981	$28,146
Industrial Solutions	676	13,071	13,747
Total	$4,841	$37,052	$41,893

The other restructuring and integration costs primarily consisted of equipment transfers, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Consolidated Statement of Operations:

	Years ended December 31,
	2019	2018	2017

	(In thousands)
Cost of sales	$3,425	$17,962	$32,480
Selling, general and administrative expenses	23,119	4,546	9,308
Research and development expenses	—	117	105
Total	$26,544	$22,625	$41,893

Accrued Severance
Our accrued severance balance was $20.2 million, $1.7 million, and $3.4 million as of December 31, 2019, 2018 and 2017, respectively. The $20.2 million accrued severance balance at December 31, 2019 relates to the new Cost Reduction program, for which no cash payments were made during 2019; the majority of these amounts will be paid during 2020.

Note 15: Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt and other borrowing arrangements were as follows:

	December 31,
	2019	2018
	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	392,910	400,050
3.375% Senior subordinated notes due 2027	505,170	514,350
4.125% Senior subordinated notes due 2026	224,520	228,600
2.875% Senior subordinated notes due 2025	336,780	342,900
Total senior subordinated notes	1,459,380	1,485,900
Less unamortized debt issuance costs	(19,896)	(22,700)
Long-term debt	$1,439,484	$1,463,200

Revolving Credit Agreement due 2022
In 2017, we entered into an Amended and Restated Credit Agreement (the Revolver) to amend and restate our prior Revolving Credit Agreement. The Revolver provides a $400.0 million multi-currency asset-based revolving credit facility. The borrowing base under the Revolver includes eligible accounts receivable; inventory; and property, plant and equipment of certain of our subsidiaries in the U.S., Canada, Germany, and the Netherlands. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. We pay a commitment fee on our available borrowing capacity of 0.25%. In the event we borrow more than 90% of our borrowing base, we are subject to a fixed charge coverage ratio covenant. In 2017, we recognized a $0.8 million loss on debt extinguishment for unamortized debt issuance costs related to creditors no longer participating in the new Revolver. In connection with executing the Revolver, we also paid $2.3 million of fees to creditors and third parties that we will amortize over the remaining term of the Revolver. As of December 31, 2019, we had no borrowings outstanding on the Revolver, and our available borrowing capacity, including the assets of the Grass Valley disposal group, was $310.6 million.
Senior Subordinated Notes
In March 2018, we completed an offering for €350.0 million ($431.3 million at issuance) aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of December 31, 2019 is $392.9 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, which commenced on September 15, 2018. We paid approximately $7.5 million of fees associated with the issuance of the 2028 Notes, which are being amortized over the life of the 2028 Notes using the effective interest method. We used the net proceeds from this offering and cash on hand to repurchase the 2023 and 2024 Notes - see further discussion below.
In July 2017, we completed an offering for €450.0 million ($509.5 million at issuance) aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of December 31, 2019 is $505.2 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year, which commenced on January 15, 2018. We paid approximately $8.8 million of fees associated with the issuance of the 2027 Notes, which are being amortized over the life of the 2027 Notes using the effective interest method.
In October 2016, we completed an offering for €200.0 million ($222.2 million at issuance) aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of December 31, 2019 is $224.5 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year, which commenced on April 15, 2017. We paid approximately $3.9 million of fees associated with the issuance of the 2026 Notes, which are being amortized over the life of the 2026 Notes using the effective interest method.
In September 2017, we completed an offering for €300.0 million ($357.2 million at issuance) aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of December 31, 2019 is $336.8 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year, which commenced on March 15, 2018. We paid approximately $6.2 million of fees associated with the issuance of the 2025 Notes, which are being amortized over the life of the 2025 Notes using the effective interest method.
The senior subordinated notes due 2025, 2026, 2027 and 2028 are redeemable after September 15, 2020, October 15, 2021, July 15, 2022, and March 15, 2023, respectively, at the following redemption prices as a percentage of the face amount of the notes:

Senior Subordinated Notes due
2025		2026		2027		2028
Year	Percentage	Year	Percentage	Year	Percentage	Year	Percentage
2020	101.438%	2021	102.063%	2022	101.688%	2023	101.938%
2021	100.719%	2022	101.375%	2023	101.125%	2024	101.292%
2022 and thereafter	100.000%	2023	100.688%	2024	100.563%	2025	100.646%
		2024 and thereafter	100.000%	2025 and thereafter	100.000%	2026 and thereafter	100.000%

Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of December 31, 2019 was approximately $1,532.7 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,459.4 million as of December 31, 2019.
Maturities
Maturities on outstanding long-term debt and other borrowings during each of the five years subsequent to December 31, 2019 are as follows (in thousands):

2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	1,459,380
$1,459,380

Note 16: Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of December 31, 2019, all of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operations against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income, which was a gain of $26.6 million, a gain of $87.5 million, and a loss of $56.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 17: Income Taxes

	Years ended December 31,
	2019	2018	2017
		(In thousands)
Income before taxes:
United States operations	$42,833	$115,500	$80,048
Foreign operations	109,577	114,580	17,940
Income before taxes	$152,410	$230,080	$97,988
Income tax expense (benefit):
Currently payable
United States federal	$21,893	$31,730	$(2,751)
United States state and local	3,090	3,912	336
Foreign	13,859	16,968	26,807
	38,842	52,610	24,392
Deferred
United States federal	7,567	7,220	(17,741)
United States state and local	(1,205)	(31)	(7,115)
Foreign	(2,685)	3,137	(4,155)
	3,677	10,326	(29,011)
Income tax expense (benefit)	$42,519	$62,936	$(4,619)

	Years Ended December 31,
	2019	2018	2017
Effective income tax rate reconciliation from continuing operations:
United States federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes	1.2%	1.5%	0.7%
Impact of change in tax contingencies	—%	(0.7)%	1.1%
Foreign income tax rate differences	(8.6)%	(1.0)%	15.1%
Impact of change in deferred tax asset valuation allowance	9.2%	0.3%	0.7%
Impact of non-taxable translation gain	—%	—%	(27.7)%
Impact of non-taxable interest income	—%	—%	(5.6)%
Domestic permanent differences and tax credits	5.1%	1.9%	(49.0)%
Impact of tax reform	—%	4.4%	25.0%
	27.9%	27.4%	(4.7)%

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, we recorded $24.5 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total income tax expense included a $41.6 million tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, offset with a one-time tax expense on deemed repatriation of $30.8 million and a valuation allowance of $35.3 million recorded against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law.
Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we completed our analysis based on legislative updates relating to the Act which resulted in an additional SAB 118 tax expense of $2.9 million in the fourth quarter of 2018 and a total tax expense of $10.0 million for the year ended December 31, 2018. The total tax provision expense included an $8.0 million tax expense associated with an increase to the valuation allowance against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new tax law, a $1.3 million tax expense adjustment to the transition tax on the deemed repatriation of cumulative foreign earnings, a $1.1 million tax expense resulting from a valuation allowance established on the deferred tax assets associated with stock options of covered employees, and a $0.4 million income tax benefit associated with an adjustment to the remeasurement of certain deferred tax assets and liabilities.
During 2019, the United States Treasury issued final and proposed regulations with respect to certain aspects related to the Tax Cuts and Jobs Acts of 2017. Additional guidance provided in these regulations resulted in a tax adjustment in the fourth quarter of 2019. The total tax provision expense in 2019 included $10.0 million tax expense associated with the increase to the valuation allowance against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new proposed tax regulations.
If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. However, it is our assertion to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations and for continued non-U.S. growth opportunities. As a result, as of December 31, 2019, we have not made a provision for U.S. or additional foreign withholding taxes.
Foreign tax rate differences resulted in an income tax expense (benefit) of $(13.1) million, $(2.4) million, and $14.7 million in 2019, 2018, and 2017, respectively. Additionally, in 2019, 2018 and 2017, our income tax expense was reduced by $3.9 million, $3.0 million, and $3.5 million, respectively, due to a tax holiday for our operations in St. Kitts. The tax holiday in St. Kitts is scheduled to expire in 2022.

	December 31,
	2019	2018
	(In thousands)
Components of deferred income tax balances:
Deferred income tax liabilities:
Plant, equipment, and intangibles	$(96,254)	$(98,141)
Deferred income tax assets:
Postretirement, pensions, and stock compensation	30,338	27,549
Reserves and accruals	16,371	20,641
Net operating loss and tax credit carryforwards	76,456	79,703
Valuation allowances	(50,420)	(39,402)
	72,745	88,491
Net deferred income tax liability	$(23,509)	$(9,650)

During 2019, the United States Treasury issued final and proposed regulations with respect to certain aspects related to the Tax Cuts and Jobs Act of 2017. Additional guidance provided in these regulations resulted in a change in our valuation allowance assessment in the fourth quarter of 2019. The increase in deferred tax valuation allowances is primarily due to the valuation allowance against foreign tax credit carryovers that we no longer expect to be able to realize based upon the new proposed tax regulations.
As of December 31, 2019, we had $216.6 million of gross net operating loss carryforwards and $47.1 million of tax credit carryforwards. Unless otherwise utilized, net operating loss carryforwards will expire upon the filing of the tax returns for the following respective years: $6.7 million in 2019, $22.6 million between 2020 and 2024, and $142.3 million between 2025 and 2039. Net operating losses with an indefinite carryforward period total $45.0 million. Of the $216.6 million in net operating loss carryforwards, we have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $150.5 million of these net operating loss carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the net operating loss carryforwards.
Unless otherwise utilized, tax credit carryforwards of $47.1 million will expire as follows: $2.1 million between 2020 and 2024, $39.8 million between 2025 and 2039. Tax credit carryforwards with an indefinite carryforward period total $5.2 million. We have determined, based on the weight of all available evidence, both positive and negative, that we will utilize $8.3 million of these tax credit carryforwards within their respective expiration periods. A valuation allowance has been recorded on the remaining portion of the tax credit carryforwards.

The following tables summarize our net operating loss carryforwards and tax credit carryforwards as of December 31, 2019 by jurisdiction:

Net Operating Loss Carryforwards
(In thousands)
Australia	$9,589
Germany	16,768
Japan	330
Luxembourg	86
Netherlands	14,165
Other	57,567
United Kingdom	10,854
United States - Federal and various states	107,280
Total	$216,639

Tax Credit Carryforwards
(In thousands)
United States	$45,877
Canada	1,187
Total	$47,064

In 2019, we recognized a net $0.2 million increase to reserves for uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2019	2018
	(In thousands)
Balance at beginning of year	$6,591	$6,881
Additions based on tax positions related to the current year	488	749
Additions for tax positions of prior years	—	1,292
Reductions for tax positions of prior years - Settlement	(300)	(1,571)
Reduction for tax positions of prior years - Statute of limitations	—	(760)
Balance at end of year	$6,779	$6,591

The balance of $6.8 million at December 31, 2019, reflects tax positions that, if recognized, would impact our effective tax rate.
As of December 31, 2019, we believe it is reasonably possible that $0.4 million of unrecognized tax benefits will change within the next twelve months primarily attributable to the expected completion of tax audits in the U.S.
Our practice is to recognize interest and penalties related to uncertain tax positions in interest expense and operating expenses, respectively. We do not have any accrued amounts for the payment of interest and penalties as of December 31, 2019 and 2018.
Our federal tax return for the tax years 2015 and later remain subject to examination by the Internal Revenue Service. Our state and foreign income tax returns for the tax years 2011 and later remain subject to examination by various state and foreign tax authorities.

Note 18: Pension and Other Postretirement Benefits
We sponsor defined benefit pension plans and defined contribution plans that cover substantially all employees in Canada, the Netherlands, the United Kingdom, the U.S., and certain employees in Germany. Certain defined benefit plans in the United Kingdom are frozen and additional benefits are not being earned by the participants. We closed the U.S. defined benefit pension plan to new entrants effective January 1, 2010. Employees who were not active participants in the U.S. defined benefit pension plan on December 31, 2009, are not eligible to participate in the plan. During 2017, we sold our MCS business and its associated pension liabilities. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the funded pension plans we sponsor are maintained in various trusts and are invested primarily in equity and fixed income securities.
Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee’s compensation. Defined contribution expense for 2019, 2018, and 2017 was $12.1 million, $11.8 million, and $11.4 million, respectively.
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

	Pension Benefits		Other Benefits
Years Ended December 31,	2019	2018	2019	2018
		(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$(412,880)	$(266,515)	$(26,143)	$(30,333)
Service cost	(3,668)	(4,579)	(35)	(47)
Interest cost	(12,261)	(11,480)	(960)	(945)
Participant contributions	(86)	(85)	(4)	(6)
Actuarial gain (loss)	(39,329)	14,968	(2,374)	1,681
Acquisitions	—	(185,692)	—	—
Settlements	49	7,054	—	—
Plan amendments	—	(2,822)	—	—
Foreign currency exchange rate changes	(9,890)	23,439	(1,260)	2,020
Benefits paid	16,713	12,832	1,306	1,487
Benefit obligation, end of year	$(461,352)	$(412,880)	$(29,470)	$(26,143)

	Pension Benefits		Other Benefits
Years Ended December 31,	2019	2018	2019	2018
		(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of year	$311,509	$198,000	$—	$—
Actual return on plan assets	45,896	(8,366)	—	—
Employer contributions	5,673	5,363	1,302	1,481
Plan participant contributions	86	85	4	6
Acquisitions	—	153,919	—	—
Settlements	—	(7,054)	—	—
Foreign currency exchange rate changes	9,275	(17,606)	—	—
Benefits paid	(16,713)	(12,832)	(1,306)	(1,487)
Fair value of plan assets, end of year	$355,726	$311,509	$—	$—

Funded status, end of year	$(105,626)	$(101,371)	$(29,470)	$(26,143)
Amounts recognized in the balance sheets:
Prepaid benefit cost	$5,542	$4,801	$—	$—
Accrued benefit liability, current	(3,000)	(3,162)	(1,411)	(1,405)
Accrued benefit liability, noncurrent	(108,168)	(103,010)	(28,059)	(24,738)
Net funded status	$(105,626)	$(101,371)	$(29,470)	$(26,143)

The accumulated benefit obligation for all defined benefit pension plans was $456.9 million and $407.0 million at December 31, 2019 and 2018, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with a projected benefit obligation in excess of plan assets were $404.9 million, $400.4 million, and $293.7 million, respectively, as of December 31, 2019 and were $363.1 million, $357.4 million, and $256.9 million, respectively, as of December 31, 2018.
The accumulated benefit obligation and fair value of plan assets for other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets were $29.5 million and $0 million, respectively, as of December 31, 2019 and were $26.1 million and $0 million, respectively, as of December 31, 2018.
The following table provides the components of net periodic benefit costs for the plans.

	Pension Benefits			Other Benefits
Years Ended December 31,	2019	2018	2017	2019	2018	2017
			(In thousands)
Components of net periodic benefit cost:
Service cost	$3,668	$4,579	$4,767	$35	$47	$49
Interest cost	12,261	11,480	7,551	960	945	1,139
Expected return on plan assets	(15,699)	(16,389)	(10,642)	—		—
Amortization of prior service cost (credit)	169	(42)	(41)	—		—
Settlement loss (gain)	(7)	1,342	(8)	—		—
Net loss (gain) recognition	1,432	2,775	2,562	(133)	(12)	—
Net periodic benefit cost	$1,824	$3,745	$4,189	$862	$980	$1,188

We recorded settlement losses totaling $1.3 million during 2018. The settlement losses were the result of lump-sum payments to participants that exceeded the sum of the pension plan's respective annual service cost and interest cost amounts.

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2019	2018	2019	2018
Weighted average assumptions for benefit obligations at year end:
Discount rate	2.2%	3.1%	2.9%	3.7%
Salary increase	3.5%	3.6%	N/A	N/A
Cash balance interest credit rate	4.0%	4.7%	N/A	N/A
Weighted average assumptions for net periodic cost for the year:
Discount rate	3.1%	2.8%	3.7%	3.3%
Salary increase	3.6%	3.6%	N/A	N/A
Cash balance interest credit rate	4.7%	4.7%	N/A	N/A
Expected return on assets	5.0%	5.5%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.6%	5.8%
Rate that the cost trend rate gradually declines to	N/A	N/A	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	N/A	N/A	2023	2025

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
Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 30-50% in asset protection investments and 50-70% in asset growth investments and for our pension plans where the majority of the participants are in payment or terminated vested status is 50-75% in asset protection investments and 25-50% in asset growth investments. Asset growth investments include a diversified mix of U.S. and international equity, primarily invested through investment funds. Asset protection investments include government securities and investment grade corporate bonds, primarily invested through investment funds and group insurance contracts. We develop our expected long-term rate of return assumptions based on the historical rates of returns for securities and instruments of the type in which our plans invest.
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

The following table presents the fair values of the pension plan assets by asset category.

	December 31, 2019				December 31, 2018
	Fair Market Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Asset Category:
Equity securities(a)
U.S. equities fund	$131,563	$2,793	$—	$—	$96,417	$1,465	$—	$—
Non-U.S. equities fund	54,496	5,949	—	—	47,274	5,755	—	—
Debt securities(b)
Government bond fund	74,219	—	745	—	66,439	—	1,253	—
Corporate bond fund	40,940	—	9,854	—	39,366	—	7,116	—
Fixed income fund(c)	35,895	—	33,701	—	41,167	—	39,340	—
Other investments(d)	9,462	—	—	—	17,274	—	—	—
Cash & equivalents	9,151	167	—	—	3,572	136	—	—
Total	$355,726	$8,909	$44,300	$—	$311,509	$7,356	$47,709	$—

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
The following table reflects the benefits as of December 31, 2019 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans.

	Pension Plans	Other Plans
	(In thousands)
2020	$22,952	$1,431
2021	22,159	1,442
2022	22,595	1,450
2023	24,115	1,453
2024	22,397	1,461
2025-2029	109,442	7,447
Total	$223,660	$14,684

We anticipate contributing $6.1 million and $1.4 million to our pension and other postretirement plans, respectively, during 2020.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2019 and the changes in these amounts during the year ended December 31, 2019 are as follows.

	Pension Benefits	Other Benefits
	(In thousands)
Components of accumulated other comprehensive loss:
Net actuarial loss (gain)	$56,746	$(600)
Net prior service cost	2,661	—
	$59,407	$(600)

	Pension Benefits	Other Benefits
	(In thousands)
Changes in accumulated other comprehensive loss:
Net actuarial loss (gain), beginning of year	$48,395	$(3,047)
Amortization of actuarial gain (loss)	(1,432)	133
Actuarial loss	39,329	2,374
Asset gain	(30,197)	—
Settlement gain recognized	7	—
Currency impact	644	(60)
Net actuarial loss (gain), end of year	$56,746	$(600)
Prior service cost, beginning of year	$2,725	$—
Amortization of prior service cost	(169)	—
Currency impact	105	—
Prior service cost, end of year	$2,661	$—

Note 19: Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2017	$(69,691)	$(28,335)	$(98,026)
Other comprehensive gain (loss) loss attributable to Belden before reclassifications	27,809	(7,813)	19,996
Amounts reclassified from accumulated other comprehensive loss	—	3,123	3,123
Net current period other comprehensive gain (loss) attributable to Belden	27,809	(4,690)	23,119
Balance at December 31, 2018	(41,882)	(33,025)	(74,907)

Other comprehensive gain (loss) attributable to Belden before reclassifications	23,657	(13,281)	10,376
Amounts reclassified from accumulated other comprehensive income	—	1,113	1,113
Net current period other comprehensive gain (loss) attributable to Belden	23,657	(12,168)	11,489
Balance at December 31, 2019	$(18,225)	$(45,193)	$(63,418)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss):

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Settlement gain	$(7)	(1)
Actuarial losses	1,299	(1)
Prior service cost	169	(1)
Total before tax	1,461
Tax benefit	(348)
Total net of tax	$1,113

(1)	The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 16).
Note 20: Share-Based Compensation
Compensation cost charged against income, primarily selling, general and administrative expense, and the income tax benefit recognized for our share-based compensation arrangements is included below:

	Years Ended December 31,
	2019	2018	2017
		(In thousands)
Total share-based compensation cost	$16,802	$17,143	$13,144
Income tax benefit	3,999	4,080	4,995

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

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except weighted average fair value and assumptions)
Weighted-average fair value of SARs and options granted	$22.31	$25.19	$27.31
Total intrinsic value of SARs converted and options exercised	354	2,263	7,156
Tax benefit related to share-based compensation	101	113	967
Weighted-average fair value of restricted stock shares and units granted	64.61	72.54	79.96
Total fair value of restricted stock shares and units vested	10,325	5,740	10,355
Expected volatility	35.05%	33.16%	36.89%
Expected term (in years)	5.7	5.6	5.6
Risk-free rate	2.56%	2.70%	2.01%
Dividend yield	0.32%	0.27%	0.27%

	SARs and Stock Options				Restricted Shares and Units
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number	Weighted- Average Grant-Date Fair Value
		(In thousands, except exercise prices, fair values, and contractual terms)
Outstanding at January 1, 2019	1,289	$65.58			627	$71.66
Granted	237	61.71			353	64.61
Exercised or converted	(49)	48.27			(170)	58.73
Forfeited or expired	(110)	71.73			(73)	70.30
Outstanding at December 31, 2019	1,367	$65.04	6.2	$(13,727)	737	$68.31
Vested or expected to vest at December 31, 2019	1,349	$65.01	6.1	$(13,498)
Exercisable or convertible at December 31, 2019	936	63.88	5.1	(8,312)

At December 31, 2019, the total unrecognized compensation cost related to all nonvested awards was $28.2 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Historically, we have issued treasury shares, if available, to satisfy award conversions and exercises.

Note 21: Preferred Stock
In 2016, we issued 5.2 million depositary shares, each of which represented 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. We received approximately $501 million of net proceeds from this offering, which were used for general corporate purposes. On July 15, 2019, all outstanding Preferred Stock was automatically converted into shares of Belden common stock at the conversion rate of 132.50, resulting in the issuance of approximately 6.9 million shares of Belden common stock. Upon conversion, the Preferred Stock was automatically extinguished and discharged, is no longer deemed outstanding for all purposes, and delisted from trading on the New York Stock Exchange. For the years ended December 31, 2019, 2018 and 2017, dividends on the Preferred Stock were $18.4 million, $34.9 million, and $34.9 million, respectively.
Note 22: Stockholder Rights Plan
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
Note 23: Share Repurchases
On May 25, 2017, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to $200.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program was funded with cash on hand and cash flows from operating activities. During 2018, we repurchased 2.7 million shares of our common stock under the program for an aggregate cost of $175.0 million and an average price per share of $64.94. During 2017, we repurchased 0.3 million shares of our common stock under the program for an aggregate cost of $25.0 million and an average price per share of $79.75. We utilized all $200.0 million authorized under this share repurchase program.

On November 29, 2018, our Board of Directors authorized another share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. During 2018, we did not repurchase any shares of our common stock under this program. During 2019, we repurchased 0.9 million shares of our common stock under the program for an aggregate cost of $50.0 million and an average price per share of $56.19.
Note 24: Market Concentrations and Risks
Concentrations of Credit
We sell our products to many customers in several markets across multiple geographic areas. The ten largest customers, of which six are distributors, constitute in aggregate approximately 39%, 40%, and 40% of revenues in 2019, 2018, and 2017, respectively.
Unconditional Commodity Purchase Obligations
At December 31, 2019, we were committed to purchase approximately 1.6 million pounds of copper at an aggregate fixed cost of $4.4 million. At December 31, 2019, this fixed cost was $0.1 million less than the market cost that would be incurred on a spot purchase of the same amount of copper. The aggregate market cost was based on the current market price of copper obtained from the New York Mercantile Exchange.
Labor
Approximately 25% of our labor force is covered by collective bargaining agreements at various locations around the world. Approximately 22% of our labor force is covered by collective bargaining agreements that we expect to renegotiate during 2020.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The carrying amounts of cash and cash equivalents, trade receivables, and trade payables at December 31, 2019 are considered representative of their respective fair values. The fair value of our senior subordinated notes at December 31, 2019 and 2018 was approximately $1,532.7 million and $1,485.0 million, respectively, based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair values of our senior subordinated notes with a carrying value of $1,459.4 million and $1,485.9 million as of December 31, 2019 and 2018, respectively.

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
Letters of Credit, Guarantees and Bonds
At December 31, 2019, we were party to unused standby letters of credit, bank guarantees, and surety bonds totaling $11.2 million, $4.5 million, and $3.3 million, respectively. These commitments are generally issued to secure obligations we have for a variety of commercial reasons, such as workers compensation self-insurance programs in several states and the importation and exportation of product.
Note 26: Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2019	2018	2017
		(In thousands)
Income tax refunds received	$4,695	$3,920	$4,031
Income taxes paid	(40,760)	(52,147)	(32,249)
Interest paid	(51,160)	(48,519)	(79,047)

Note 27: Quarterly Operating Results (Unaudited)
Our quarterly operating results summarized below are for continuing operations, and have been recast to exclude the results of our disposal group.

2019	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	90	91	91	93	365
Revenues	$500,140	$548,352	$533,098	$549,688	$2,131,278
Gross profit	186,856	205,072	198,805	202,772	793,505
Operating income	47,490	58,775	57,542	43,400	207,207
Income from continuing operations	27,935	41,395	38,031	2,530	109,891
Income (loss) from discontinued operations, net of tax	(2,757)	895	(335,046)	(149,759)	(486,667)
Net income (loss)	25,178	42,290	(297,015)	(147,229)	(376,776)
Less: Net incomce (loss) attributable to noncontrolling interest	(24)	90	(6)	179	239
Net income (loss) attributable to Belden	25,202	42,200	(297,009)	(147,408)	(377,015)
Less: Preferred stock dividends	8,733	8,733	971	—	18,437
Net income (loss) attributable to Belden common stockholders	16,469	33,467	(297,980)	(147,408)	(395,452)

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$0.48	$0.82	$0.83	$0.05	$2.16
Discontinued operations attributable to Belden common stockholders	(0.07)	0.02	(7.54)	(3.29)	(11.53)
Net income (loss) attributable to Belden common stockholders	$0.42	$0.84	$(6.70)	$(3.24)	$(9.37)
Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations attributable to Belden common stockholders	$0.48	$0.82	$0.83	$0.05	$2.15
Discontinued operations attributable to Belden common stockholders	(0.07)	0.02	(7.54)	(3.29)	(11.53)
Net income (loss) attributable to Belden common stockholders	$0.42	$0.84	$(6.70)	$(3.24)	$(9.37)
Included in income from continuing operations in the first, second, third, and fourth quarters of 2019 are severance, restructuring, and integration costs of $0.0 million, $2.5 million, $3.0 million, and $21.0 million, respectively.

2018	1st	2nd	3rd	4th	Year
	(In thousands, except days and per share amounts)
Number of days in quarter	91	91	91	92	365
Revenues	$498,715	$560,898	$554,037	$552,052	$2,165,702
Gross profit	186,359	212,057	214,501	216,994	829,911
Operating income	44,878	68,706	129,160	71,264	314,008
Income from continuing operations	3,855	40,278	87,046	35,965	167,144
Income (loss) from discontinued operations, net of tax	(1,285)	(11,486)	(1,188)	7,526	(6,433)
Net income	2,570	28,792	85,858	43,491	160,711
Less: Net loss attributable to noncontrolling interest	(48)	(77)	(23)	(35)	(183)
Net income attributable to Belden	2,618	28,869	85,881	43,526	160,894
Less: Preferred stock dividends	8,733	8,733	8,732	8,733	34,931
Net income (loss) attributable to Belden common stockholders	(6,115)	20,136	77,149	34,793	125,963

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$(0.12)	$0.77	$1.64	$0.68	$3.25
Discontinued operations attributable to Belden common stockholders	(0.03)	(0.28)	(0.03)	0.19	(0.16)
Net income (loss) attributable to Belden common stockholders	$(0.15)	$0.49	$1.90	$0.87	$3.10
Diluted income (loss) per share attributable to Belden stockholders:
Continuing operations attributable to Belden common stockholders	$(0.12)	$0.77	$1.64	$0.68	$3.23
Discontinued operations attributable to Belden common stockholders	(0.03)	(0.28)	(0.03)	0.19	(0.16)
Net income (loss) attributable to Belden common stockholders	$(0.15)	$0.49	$1.62	$0.87	$3.08

Included in income from continuing operations in the first, second, third, and fourth quarters of 2018 are severance, restructuring, and integration costs of $11.2 million, $4.6 million, $4.6 million, and $2.2 million, respectively.
Note 28: Subsequent Events

On February 4, 2020, we entered into a Securities and Asset Purchase Agreement (the “Agreement”) with BDC Media Acquisition LLC, an affiliate of Black Dragon Capital Investment Management, LLC (the “Buyer”), pursuant to which we agreed to sell our Grass Valley live media business (the “Business”) to the Buyer. The Agreement provides for us to receive $140 million in cash, a subordinated note with an initial face amount of $213 million (less the amount of certain pension liabilities being assumed by the Buyer), and a possible earn-out of up to $150 million in the event that the Buyer is able to earn an agreed-upon return on its equity investment. The subordinated note earns interest in-kind at the rate of 10% per annum. The note is contemplated to be a five-year instrument, but that term is subject to extension if the Buyer’s senior indebtedness is extended beyond December 31, 2025. The Agreement requires that, prior to closing, we transfer the Business’ U.K. pension obligations to one of our non-Grass Valley subsidiaries, obtain any required approvals in connection with that transfer, and fulfill various other closing conditions. We expect the sale to close in the first half of 2020.

We signed a settlement agreement with the sellers ("Claimant") of Snell Advanced Media (SAM) on January 30, 2019 for claims arising over the timing of the earnout consideration outlined in the purchase agreement. SAM was acquired on February 8, 2018 and is included in the Grass Valley disposal group. As part of the settlement, the parties agreed that the earnout consideration would be payable during the first quarter 2020, unless earlier payment is required as per the terms of the purchase agreement, and Belden would immediately pay the Claimant $0.9 million for interest and fees incurred, which we recognized in selling, general, and administrative expenses in our 2018 financial statements. On January 16, 2020, we paid the sellers the full earnout consideration of $31.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As permitted, that evaluation excluded the business operations of Opterna, FutureLink, and SPC which were all acquired in 2019. The acquired business operations excluded from our evaluation constituted approximately 4% of our total assets as of December 31, 2019 and 1% of our revenues and operating income for the year ended December 31, 2019. The operations of the acquired business will be included in our 2020 evaluation. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, the Company’s internal control over financial reporting was effective.
Our internal controls over financial reporting as of December 31, 2019 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

Changes to Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Belden Inc.

Opinion on Internal Control over Financial Reporting
We have audited Belden Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Belden Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Opterna, FutureLink, and Special Product Company, which are included in the 2019 consolidated financial statements of the Company and constituted 4% of total assets as of December 31, 2019 and 1% of revenues and operating income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Opterna, FutureLink, and Special Product Company.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Belden Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 11, 2020 expressed an unqualified opinion thereon.
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
February 11, 2020

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is incorporated herein by reference to “Item I-Election of Directors,” as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.” The additional information required by this Item is incorporated herein by reference to “Corporate Governance” (opening paragraph and table), “Corporate Governance-Audit Committee,” “Ownership Information-Delinquent Section 16(a) Reports,” “Corporate Governance-Corporate Governance Documents” and “Other Matters-Stockholder Proposals for the 2020 Annual Meeting,” as described in the Proxy Statement.

Item 11. Executive Compensation
Incorporated herein by reference to “Executive Compensation,” “Corporate Governance-Director Compensation,” “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance-Board Leadership Structure and Role in Risk Oversight” as described in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to “Ownership Information-Equity Compensation Plan Information on December 31, 2019” and “Ownership Information-Stock Ownership of Certain Beneficial Owners and Management” as described in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to “Corporate Governance-Related Party Transactions and Compensation Committee Interlocks” and “Corporate Governance” (paragraph following the table) as described in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to “Public Accounting Firm Information-Fees to Independent Registered Public Accountants for 2019 and 2018” and “Public Accounting Firm Information-Audit Committee’s Pre-Approval Policies and Procedures” as described in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2019
Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2019
Consolidated Cash Flow Statements for Each of the Three Years in the Period Ended December 31, 2019
Consolidated Stockholders’ Equity Statements for Each of the Three Years in the Period Ended December 31, 2019
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Divestitures/ Acquisitions	Charge Offs	Recoveries	Currency Movement	Ending Balance
			(In thousands)
Accounts Receivable—
Allowance for Doubtful Accounts:
2019	$3,137	$159	$368	$(969)	$(86)	$(40)	$2,569
2018	3,709	353	—	(567)	(176)	(182)	3,137
2017	5,112	898	38	(1,644)	(465)	(230)	3,709
Inventories—
Excess and Obsolete Allowances:
2019	$17,364	$6,403	$452	$(2,333)	$(606)	$(35)	$21,245
2018	19,887	2,801	—	(2,464)	(2,675)	(185)	17,364
2017	21,301	2,217	2,628	(5,292)	(1,685)	718	19,887
Deferred Income Tax Asset—
Valuation Allowance:
2019	$39,402	$12,358	$330	$—	$(1,629)	$(41)	$50,420
2018	47,636	15,626	(2)	(22,577)	(928)	(353)	$39,402
2017	13,124	37,670	—	(2,675)	(1,047)	564	$47,636
All other financial statement schedules not included in this Annual Report on Form 10-K are omitted because they are not applicable.

3.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated. Documents indicated by an asterisk (*) identify each management contract or compensatory plan.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

3.1	Certificate of Incorporation, as amended	February 29, 2008 Form 10-K, Exhibit 3.1

3.2	Amended and Restated Bylaws	May 31, 2016 Form 8-K, Exhibit 3.1

4.1	Indenture relating to 4.125% Senior Subordinated Notes due 2026	October 11, 2016 Form 8-K, Exhibit 4.1

4.2	First Supplemental Indenture relating to 4.125% Senior Subordinated Notes due 2026	June 26, 2017 Form 8-K, Exhibit 4.22

4.3	Indenture relating to 3.375% Senior Subordinated Notes due 2027	July 10, 2017 Form 8-K, Exhibit 4.1

4.4	Indenture relating to 2.875% Senior Subordinated Notes due 2025	September 22, 2017 Form 8-K, Exhibit 4.1

4.5	Indenture relating to 3.875% Senior Subordinated Notes due 2028	March 16, 2018 Form 8-K, Exhibit 4.1

10.1	Trademark License Agreement	November 15, 1993 Form 10-Q of Belden 1993 Inc., Exhibit 10.2

10.2*	CDT 2001 Long-Term Performance Incentive Plan, as amended	April 6, 2009 Proxy Statement, Appendix I

10.3*	Belden Inc. 2011 Long Term Incentive Plan, as amended	April 6,2016 Proxy Statement, Appendix II

10.4*	Form of Stock Appreciation Rights Award	August 3, 2016 Form 10-Q, Exhibit 10.1

10.5*	Form of Performance Stock Units Award	August 3, 2016 Form 10-Q, Exhibit 10.2

10.6*	Form of Restricted Stock Units Award	May 6, 2014 Form 10-Q, Exhibit 10.3

10.7*	Belden Inc. Annual Cash Incentive Plan, as amended and restated	February 29, 2012 Form 10-K, Exhibit 10.16

10.8*	2004 Belden CDT Inc. Non-Employee Director Deferred Compensation Plan	December 21, 2004 Form 8-K, Exhibit 10.1

10.9*	Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibit 10.14

10.10*	First Amendment to Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibit 10.15

10.11*	Second Amendment to Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan	March 14, 2003 Form 10-K of Belden 1993 Inc., Exhibit 10.21

10.12*	Third Amendment to Belden Wire & Cable Company (BWC) Supplemental Excess Defined Benefit Plan	November 15, 2004 Form 10-Q, Exhibit 10.50

10.13*	BWC Supplemental Excess Defined Contribution Plan	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibit 10.16

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

10.14*	First Amendment to BWC Supplemental Excess Defined Contribution Plan	March 22, 2002 Form 10-K of Belden 1993 Inc., Exhibit 10.17

10.15*	Second Amendment to BWC Supplemental Excess Defined Contribution Plan	2003 Form 10-K of Belden 1993 Inc., Exhibit 10.24

10.16*	Third Amendment to BWC Supplemental Excess Defined Contribution Plan	November 15, 2004 Form 10-Q, Exhibit 10.51

10.17*	Trust Agreement	November 15, 2004 Form 10-Q, Exhibit 10.52

10.18*	First Amendment to Trust Agreement	November 15, 2004 Form 10-Q, Exhibit 10.53

10.19*	Trust Agreement	November 15, 2004 Form 10-Q, Exhibit 10.54

10.20*	First Amendment to Trust Agreement	November 15, 2004 Form 10-Q, Exhibit 10.55

10.21*	Amended and Restated Executive Employment Agreement with John Stroup	April 7, 2008 Form 8-K, Exhibit 10.1

10.22*	First Amendment to Amended and Restated Executive Employment Agreement with John Stroup	December 17, 2008 Form 8-K, Exhibit 10.1

10.23*	Amended and Restated Executive Employment Agreement with Henk Derksen	January 5, 2012 Form 8-K, Exhibit 10.1

10.24*	Executive Employment Agreement with Doug Zink	November 6, 2013 Form 10-Q, Exhibit 10.1

10.25*	Executive Employment Agreement with Roel Vestjens	August 5, 2014 Form 10-Q, Exhibit 10.2

10.26*	Executive Employment Agreement with Brian Anderson	May 5, 2015 Form 10-Q, Exhibit 10.1

10.27*	Executive Employment Agreement with Dean McKenna	August 4, 2015 Form 10-Q Exhibit 10.1

10.28*	Executive Employment Agreement with Paul Turner	February 13, 2018 Form 10-K Exhibit 10.31

10.29*	Executive Employment Agreement with Leo Kulmaczewski	November 5, 2018 Form 10-Q Exhibit 10.1

10.30*	Executive Employment Agreement with Ashish Chand	August 5, 2019 Form 10-Q Exhibit 10.1

10.31*	Form of Indemnification Agreement with each of the Directors and Brian Anderson, Ashish Chand, Henk Derksen, Dean McKenna, John Stroup, Paul Turner, Roel Vestjens, and Doug Zink	March 1, 2007 Form 10-K, Exhibit 10.39

10.32	Amended and Restated Credit Agreement	May 22, 2017, Form 8-K, Exhibit 10.1

10.33	Purchase Agreement by and among Belden Inc., the Guarantors named therein and Deutsche Bank AG	March 8, 2018 Form 8-K, Exhibit 10.1

14.1	Code of Ethics	August 26, 2016 Form 8-K, Exhibit 14.1

21.1	List of Subsidiaries of Belden Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Company (Belden Inc.) filings unless noted to be those of Belden 1993 Inc.

24.1	Powers of Attorney from Members of the Board of Directors	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Cash Flow Statements, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL

*	Management contract or compensatory plan
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
Date: February 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN S. STROUP	President, Chief Executive Officer, and Chairman	February 11, 2020
John S. Stroup

/s/ HENK DERKSEN	Senior Vice President, Finance, and Chief Financial Officer	February 11, 2020
Henk Derksen

/s/ DOUGLAS R. ZINK	Vice President and Chief Accounting Officer	February 11, 2020
Douglas R. Zink

/s/ DAVID ALDRICH*	Lead Independent Director	February 11, 2020
David Aldrich

/s/ LANCE C. BALK*	Director	February 11, 2020
Lance C. Balk

/s/ STEVEN BERGLUND*	Director	February 11, 2020
Steven Berglund

/s/ DIANE D. BRINK*	Director	February 11, 2020
Diane D. Brink

/s/ JUDY L. BROWN*	Director	February 11, 2020
Judy L. Brown

/s/ BRYAN C. CRESSEY*	Director	February 11, 2020
Bryan C. Cressey

/s/ JONATHAN KLEIN*	Director	February 11, 2020
Jonathan Klein

/s/ GEORGE MINNICH*	Director	February 11, 2020
George Minnich

/s/ JOHN S. STROUP
*By John S. Stroup, Attorney-in-fact