Form 10-Q
period 2020-03-29
BELDEN INC.
filed 2020-05-04
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
Commission File No. 001-12561
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
As of April 30, 2020, the Registrant had 44,517,470 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$250,993	$407,480
Receivables, net	307,064	334,634
Inventories, net	252,921	231,333
Other current assets	31,781	29,172
Current assets of discontinued operations	344,212	375,135
Total current assets	$1,186,971	1,377,754
Property, plant and equipment, less accumulated depreciation	336,441	345,918
Operating lease right-of-use assets	58,960	62,251
Goodwill	1,238,837	1,243,669
Intangible assets, less accumulated amortization	323,648	339,505
Deferred income taxes	23,758	25,216
Other long-lived assets	10,693	12,446
	$3,179,308	$3,406,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,195	$268,466
Accrued liabilities	218,568	283,799
Current liabilities of discontinued operations	135,455	170,279
Total current liabilities	574,218	722,544
Long-term debt	1,385,438	1,439,484
Postretirement benefits	124,968	136,227
Deferred income taxes	46,796	48,725
Long-term operating lease liabilities	52,084	55,652
Other long-term liabilities	42,769	38,308
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	812,490	811,955
Retained earnings	501,611	518,004
Accumulated other comprehensive loss	(41,095)	(63,418)
Treasury stock	(326,266)	(307,197)
Total Belden stockholders’ equity	947,243	959,847
Noncontrolling interests	5,792	5,972
Total stockholders’ equity	953,035	965,819
	$3,179,308	$3,406,759
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands, except per share data)
Revenues	$463,526	$500,140
Cost of sales	(293,025)	(313,284)
Gross profit	170,501	186,856
Selling, general and administrative expenses	(98,389)	(97,955)
Research and development expenses	(26,219)	(23,247)
Amortization of intangibles	(16,185)	(18,164)
Operating income	29,708	47,490
Interest expense, net	(13,324)	(13,988)
Non-operating pension benefit	699	603
Income from continuing operations before taxes	17,083	34,105
Income tax expense	(2,192)	(6,170)
Income from continuing operations	14,891	27,935
Loss from discontinued operations, net of tax	(26,110)	(2,757)
Net income (loss)	(11,219)	25,178
Less: Net loss attributable to noncontrolling interests	(30)	(24)
Net income (loss) attributable to Belden	(11,189)	25,202
Less: Preferred stock dividends	—	8,733
Net income (loss) attributable to Belden common stockholders	$(11,189)	$16,469

Weighted average number of common shares and equivalents:
Basic	45,390	39,420
Diluted	45,538	39,660

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$0.33	$0.48
Discontinued operations attributable to Belden common stockholders	(0.58)	(0.07)
Net income (loss) per share attributable to Belden common stockholders	$(0.25)	$0.42

Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$0.33	$0.48
Discontinued operations attributable to Belden common stockholders	(0.58)	(0.07)
Net income (loss) per share attributable to Belden common stockholders	$(0.25)	$0.42

Comprehensive income attributable to Belden	$11,134	$54,211

Common stock dividends declared per share	$0.05	$0.05
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(11,219)	$25,178
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	26,798	37,001
Asset impairment of discontinued operations	23,197	—
Share-based compensation	3,708	2,216
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	43,627	61,388
Inventories	(29,054)	(9,485)
Accounts payable	(50,827)	(97,450)
Accrued liabilities	(38,425)	(70,925)
Income taxes	(16,500)	609
Other assets	6,144	650
Other liabilities	(9,501)	4,758
Net cash used for operating activities	(52,052)	(46,060)
Cash flows from investing activities:
Capital expenditures	(20,935)	(23,595)
Cash from business acquisitions, net of cash acquired	590	—
Proceeds from disposal of tangible assets	2,090	10
Net cash used for investing activities	(18,255)	(23,585)
Cash flows from financing activities:
Payment of earnout consideration	(29,300)	—
Payments under share repurchase program	(21,239)	—
Cash dividends paid	(2,296)	(10,725)
Withholding tax payments for share-based payment awards	(1,003)	(1,940)
Other	(58)	(70)
Net cash used for financing activities	(53,896)	(12,735)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,947)	752
Decrease in cash and cash equivalents	(132,150)	(81,628)
Cash and cash equivalents, beginning of period	425,885	420,610
Cash and cash equivalents, end of period	$293,735	$338,982

For all periods presented, the Condensed Consolidated Cash Flow Statement includes the results of the Grass Valley disposal group.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2019	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	(2,916)	—	—	—	—	(2,916)
Net loss	—	—	—	(11,189)	—	—	—	(30)	(11,219)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,323	(150)	22,173
Exercise of stock options, net of tax withholding forfeitures	—	—	(542)	—	7	370	—	—	(172)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,631)	—	29	1,800	—	—	(831)
Share repurchase program	—	—	—	—	(592)	(21,239)	—	—	(21,239)
Share-based compensation	—	—	3,708	—	—	—	—	—	3,708
Common stock dividends ($0.05 per share)	—	—	—	(2,288)	—	—	—	—	(2,288)
Balance at March 29, 2020	50,335	$503	$812,490	$501,611	(5,433)	$(326,266)	$(41,095)	$5,792	$953,035

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
		(In thousands)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	25,202	—	—	—	(24)	25,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	29,009	1	29,010
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(54)	—	1	16	—	—	(38)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,570)	—	58	668	—	—	(1,902)
Share-based compensation	—	—	—	—	2,216	—	—	—	—	—	2,216
Preferred stock dividends	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,990)	—	—	—	—	(1,990)
Balance at March 31, 2019	52	$1	50,335	$503	$1,138,987	$936,479	(10,880)	$(599,161)	$(45,898)	$418	$1,431,329

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
The accompanying Condensed Consolidated Financial Statements presented as of any date other than December 31, 2019:
•Are prepared from the books and records without audit, and
•Are prepared in accordance with the instructions for Form 10-Q and do not include all of the information required by accounting principles generally accepted in the United States for complete statements, but
•Include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Supplementary Data contained in our 2019 Annual Report on Form 10-K.
Business Description
We are a global supplier of specialty networking solutions built around two global business platforms - Enterprise Solutions and Industrial Solutions.  Our comprehensive portfolio of solutions enables customers to transmit and secure data, sound, and video for mission critical applications across complex enterprise and industrial environments.
Effective January 1, 2020, we transferred our West Penn Wire business and multi-conductor product lines from the Enterprise Solutions segment to the Industrial Solutions segment as a result of a shift in responsibilities among the segments. We have recast the prior period segment information to conform to the change in the composition of reportable segments.
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2020, the 89th day of our fiscal year 2020. Our fiscal second and third quarters each have 91 days. The three months ended March 29, 2020 and March 31, 2019 included 89 and 90 days, respectively.
Fair Value Measurement
Accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly; and
•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
As of and during the three months ended March 29, 2020 and March 31, 2019, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 29, 2020 and March 31, 2019.

Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of March 29, 2020, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
During the three months ended March 29, 2020, we paid the sellers of Snell Advanced Media (SAM) the full earnout consideration of $31.4 million in cash as per the purchase agreement. SAM was acquired on February 8, 2018 and is included in the Grass Valley disposal group.
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
As of March 29, 2020, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.2 million, $4.2 million, and $3.3 million, respectively.
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
Subsequent Events
We evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure. See Note 19.
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our Condensed Consolidated financial statements as of or for the periods ended March 29, 2020 and March 31, 2019.
Furthermore, certain subsidiaries of our Opterna business, which we acquired in April of 2019 include noncontrolling interests. Because we have a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results of these subsidiaries were consolidated into our financial statements as of the acquisition date. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. The subsidiaries of Opterna that include noncontrolling interests are not material to our Condensed Consolidated financial statements as of or for the period ended March 29, 2020.

Current-Year Adoption of Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including past events, current conditions, and reasonable and supportable forecasts about future economic conditions. We adopted ASU 2016-13 on January 1, 2020, which resulted in an increase to our allowance for doubtful accounts for continuing operations of $1.0 million, and an increase for discontinued operations of $1.9 million. As of March 29, 2020, there have been no material adjustments, individually or in the aggregate, to the allowance for doubtful accounts under the new credit loss model other than the $2.9 million transition adjustment.
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

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Three Months Ended March 29, 2020	(In thousands)
Enterprise Solutions	$204,836	$7,377	$212,213
Industrial Solutions	167,052	84,261	251,313
Total	$371,888	$91,638	$463,526

Three Months Ended March 31, 2019
Enterprise Solutions	$201,262	$5,821	$207,083
Industrial Solutions	190,917	102,140	293,057
Total	$392,179	$107,961	$500,140

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended March 29, 2020	(In thousands)
Enterprise Solutions	$155,429	$35,862	$20,922	$212,213
Industrial Solutions	156,400	65,966	28,947	251,313
Total	$311,829	$101,828	$49,869	$463,526

Three Months Ended March 31, 2019
Enterprise Solutions	$146,821	$34,136	$26,126	$207,083
Industrial Solutions	184,983	73,315	34,759	293,057
Total	$331,804	$107,451	$60,885	$500,140

The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Three Months Ended March 29, 2020	(In thousands)
Enterprise Solutions	$212,213	$—	$212,213
Industrial Solutions	232,103	19,210	251,313
Total	$444,316	$19,210	$463,526

Three Months Ended March 31, 2019
Enterprise Solutions	$207,083	$—	$207,083
Industrial Solutions	271,113	21,944	293,057
Total	$478,196	$21,944	$500,140

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three months ended March 29, 2020 and March 31, 2019.
The following table presents estimated and accrued variable consideration:

	March 29, 2020	March 31, 2019

	(in thousands)
Accrued rebates	$17,672	$17,704
Accrued returns	10,491	8,148
Price adjustments recognized against gross accounts receivable	26,837	25,572
Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of March 29, 2020, total deferred revenue was $69.5 million, and of this amount, $51.0 million is expected to be recognized within the next twelve months, and the remaining $18.5 million is long-term and is expected to be recognized over a period greater than twelve months.
The following table presents deferred revenue activity:

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Beginning balance	$70,070	$72,358
New deferrals	23,830	26,033
Revenue recognized	(24,415)	(32,168)
Ending balance	$69,485	$66,223
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period.
Total capitalized sales commissions was $3.0 million as of March 29, 2020 and $3.4 million as of March 31, 2019. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months ended
	March 29, 2020	March 31, 2019

	(In thousands)
Sales commissions	$4,175	$5,033

Note 3:  Acquisitions
Special Product Company
On December 6, 2019, we purchased substantially all the assets, and assumed certain specified liabilities of Special Product Company (SPC) for a preliminary purchase price of $22.5 million. SPC, based in Kansas City, Kansas, is a leading designer, manufacturer, and seller of outdoor cabinet products for optical fiber cable installations. The results of SPC have been included in our Condensed Consolidated Financial Statements from December 6, 2019, and are reported within the Enterprise Solutions segment. The acquisition of SPC was not material to our financial position or results of operations.
Opterna International Corp.
We acquired 100% of the shares of Opterna International Corp. (Opterna) on April 15, 2019 for a purchase price, net of cash acquired, of $51.7 million. Of the $51.7 million purchase price, $45.9 million was paid with cash on hand. The acquisition included a potential earnout, which is based upon future Opterna financial targets through April 15, 2021. The maximum earnout consideration is $25.0 million, but based upon a third party valuation specialist using certain assumptions in a discounted cash flow model, the estimated fair value of the earnout included in the purchase price is $5.8 million. Opterna is an international fiber optics solutions business based in Sterling, Virginia, which designs and manufactures a range of complementary fiber connectivity, cabinet, and enclosure products used in optical networks. The results of Opterna have been included in our Condensed Consolidated Financial Statements from April 15, 2019, and are reported within the Enterprise Solutions segment. Certain subsidiaries of Opterna include noncontrolling interests. Because Opterna has a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. On October 25, 2019, we purchased the noncontrolling interest of one subsidiary for a purchase price of $0.8 million; of which $0.4 million was paid at closing and the remaining $0.4 million will be paid in 2021.
The following table summarizes the estimated, fair values of the assets acquired and the liabilities assumed as of April 15, 2019 (in thousands):

Receivables	$5,308
Inventory	7,359
Prepaid and other current assets	566
Property, plant, and equipment	1,328
Intangible assets	28,000
Goodwill	35,012
Deferred income taxes	151
Operating lease right-to-use assets	2,204
Other long-lived assets	2,070
Total assets acquired	$81,998

Accounts payable	$4,847
Accrued liabilities	4,325
Long-term deferred tax liability	6,815
Long-term operating lease liability	1,923
Other long-term liabilities	7,152
Total liabilities assumed	$25,062
Net assets	56,936

Noncontrolling interests	5,195

Net assets attributable to Belden	$51,741

We did not record any material measurement-period adjustments in the first quarter of 2020.

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
For purposes of the above allocation, we based our estimate of the fair values for the acquired inventory, intangible assets, and noncontrolling interests on valuation studies performed by a third party valuation firm. We have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the fair value of the identifiable intangible assets (Level 3 valuation). Our preliminary estimate of the fair values for the noncontrolling interests were based on the comparable EBITDA multiple valuation technique (Level 3 valuation).
Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expansion of product offerings in the optical fiber market. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$3,400	5.0
Customer relationships	22,800	15.0
Sales backlog	1,300	0.5
Trademarks	500	2.0
Total intangible assets subject to amortization	$28,000

Intangible assets not subject to amortization:
Goodwill	$35,012	n/a
Total intangible assets not subject to amortization	$35,012

Total intangible assets	$63,012
Weighted average amortization period		12.9
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

Three Months Ended
March 31, 2019

(In thousands, except per share data)
(Unaudited)
Revenues	$508,756
Net income from continuing operations attributable to Belden common stockholders	19,243
Diluted income from continuing operations per share attributable to Belden common stockholders	$0.49

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
Note 4:  Discontinued Operations
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
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is reported within discontinued operations. The Grass Valley disposal group excludes certain Grass Valley pension liabilities that we expect to retain. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria during the fourth quarter of 2019. We intend to complete the sale of the Grass Valley disposal group during 2020.

We wrote down the carrying value of Grass Valley and recognized asset impairments totaling $23.2 million in the three months ended March 29, 2020. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.

The following table summarizes the operating results of the disposal group for the three months ended ended March 29, 2020 and March 31, 2019:

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Revenues	$51,049	$87,035
Cost of sales	(35,202)	(49,163)
Gross profit	15,847	37,872
Selling, general and administrative expenses	(17,519)	(24,831)
Research and development expenses	(8,499)	(10,907)
Amortization of intangibles	—	(5,178)
Asset impairment of discontinued operations	(23,197)	—
Interest expense, net	(206)	(206)
Non-operating pension income (cost)	(85)	(56)
Loss before taxes	$(33,659)	$(3,306)

The disposal group also had capital expenditures of approximately $7.9 million and $5.8 million during the three months ended March 29, 2020 and March 31, 2019, respectively. Furthermore, the disposal group incurred stock-based compensation expense (income) of ($0.9 million) and $0.3 million during the three months ended March 29, 2020 and March 31, 2019, respectively. The disposal group did not have any significant non-cash charges for investing activities during the three months ended March 29, 2020 or March 31, 2019.

The following table provides the major classes of assets and liabilities of the disposal group as of March 29, 2020 and December 31, 2019:

	March 29, 2020	December 31, 2019

	(In thousands)
Assets:
Cash and cash equivalents	$42,742	$18,405
Receivables, net	88,895	117,386
Inventories, net	53,635	55,002
Other current assets	46,659	35,187
Plant, property, and equipment, less accumulated depreciation	59,200	61,233
Operating lease right-of-use assets	15,050	16,902
Goodwill	25,306	26,707
Intangible assets, less accumulated depreciation	139,055	143,459
Deferred income taxes	57,868	59,560
Other long-lived assets	19,357	21,652
Impairment of disposal group	(203,555)	(180,358)
Total Assets of discontinued operations	$344,212	$375,135
Liabilities:
Accounts payable	$42,683	$52,425
Accrued liabilities	63,838	83,349
Postretirement benefits	5,310	6,224
Deferred income taxes	3,925	2,740
Long-term operating lease liabilities	18,357	20,459
Other long-term liabilities	1,342	5,082
Total Liabilities of discontinued operations	$135,455	$170,279

The disposal group also had $30.3 million and $42.3 million of accumulated other comprehensive losses as of March 29, 2020 and December 31, 2019, respectively.
Note 5:  Reportable Segments
We are organized around two global business platforms: Enterprise Solutions and Industrial Solutions. Each of the global business platforms represents a reportable segment.
Effective January 1, 2020, we transferred our West Penn Wire business and multi-conductor product lines from the Enterprise Solutions segment to the Industrial Solutions segment as a result of a shift in responsibilities among the segments. We have recast the prior period segment information to conform to the change in the composition of reportable segments.
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

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended March 29, 2020
Segment revenues	$212,213	$251,313	$463,526
Affiliate revenues	224	6	230
Segment EBITDA	24,712	35,527	60,239
Depreciation expense	5,081	5,201	10,282
Amortization of intangibles	5,504	10,681	16,185
Amortization of software development intangible assets	55	275	330
Severance, restructuring, and acquisition integration costs	2,550	1,069	3,619
Purchase accounting effects of acquisitions	20	—	20
Segment assets	503,658	468,600	972,258
As of and for the three months ended March 31, 2019
Segment revenues	$207,083	$293,057	$500,140
Affiliate revenues	1,544	17	1,561
Segment EBITDA	21,635	54,664	76,299
Depreciation expense	4,805	5,298	10,103
Amortization of intangibles	4,699	13,465	18,164
Amortization of software development intangible assets	36	23	59
Segment assets	447,707	531,440	979,147
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Total Segment and Consolidated Revenues	$463,526	$500,140

Total Segment EBITDA	$60,239	$76,299
Amortization of intangibles	(16,185)	(18,164)
Depreciation expense	(10,282)	(10,103)
Severance, restructuring, and acquisition integration costs (1)	(3,619)	—
Amortization of software development intangible assets	(330)	(59)
Purchase accounting effects related to acquisitions (2)	(20)	—
Eliminations	(95)	(483)
Consolidated operating income	29,708	47,490
Interest expense, net	(13,324)	(13,988)
Total non-operating pension benefit	699	603
Consolidated income from continuing operations before taxes	$17,083	$34,105

(1) See Note 11, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three months ended March 29, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition.

Note 6: Income per Share
The following table presents the basis for the income per share computations:

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Numerator:
Income from continuing operations	$14,891	$27,935
Less: Net loss attributable to noncontrolling interest	(30)	(24)
Less: Preferred stock dividends	—	8,733
Income from continuing operations attributable to Belden common stockholders	14,921	19,226
Add: Loss from discontinued operations, net of tax	(26,110)	(2,757)
Net income (loss) attributable to Belden common stockholders	$(11,189)	$16,469

Denominator:
Weighted average shares outstanding, basic	45,390	39,420
Effect of dilutive common stock equivalents	148	240
Weighted average shares outstanding, diluted	45,538	39,660
For the three months ended March 29, 2020, diluted weighted average shares outstanding exclude outstanding equity awards of 1.4 million which are anti-dilutive. In addition, for the three months ended March 29, 2020, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied.
For the three months ended March 31, 2019, diluted weighted average shares outstanding exclude outstanding equity awards of 1.0 million which are anti-dilutive. In addition, for the three months ended March 31, 2019, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied. Furthermore, for the three months ended March 31, 2019, diluted weighted average shares outstanding do not include the impact of preferred shares that were converted into 6.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.
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
Note 7: Credit Losses
Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. Upon adoption, we recorded a noncash cumulative effect adjustment to retained earnings of $2.9 million. Of this amount, $1.0 million related to our continuing operations and $1.9 million related to our discontinued operations.

We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.
Estimates are used to determine the allowance, which is based on an assessment of anticipated payment and all other historical, current and future information that is reasonably available. The allowance for doubtful accounts for our continuing operations was $3.5 million and $2.6 million as of March 29, 2020 and December 31, 2019, respectively. There were no material adjustments to the allowance for doubtful accounts during the three months ended March 29, 2020 other than the transition adjustment from adopting ASU 2016-13.
Note 8:  Inventories
The major classes of inventories were as follows:

	March 29, 2020	December 31, 2019

	(In thousands)
Raw materials	$113,310	$98,530
Work-in-process	34,898	34,717
Finished goods	126,826	119,331
Gross inventories	275,034	252,578
Excess and obsolete reserves	(22,113)	(21,245)
Net inventories	$252,921	$231,333

Note 9:  Leases

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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three months ended March 29, 2020, the rent expense for short-term leases was not material.

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

The components of lease expense were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Operating lease cost	$3,597	$4,873

Finance lease cost
Amortization of right-of-use asset	$33	$26
Interest on lease liabilities	5	4
Total finance lease cost	$38	$30

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,791	$5,088
Operating cash flows from finance leases	5	9
Financing cash flows from finance leases	46	70

Supplemental balance sheet information related to leases was as follows:

	March 29, 2020	December 31, 2019

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$58,960	$62,251

Accrued liabilities	$13,626	$13,900
Long-term operating lease liabilities	52,084	55,652
Total operating lease liabilities	$65,710	$69,552

Finance leases:
Other long-lived assets, at cost	$748	$823
Accumulated depreciation	(392)	(391)
Other long-lived assets, net	$356	$432

Weighted Average Remaining Lease Term
Operating leases	5 years	6 years
Finance leases	3 years	3 years

Weighted Average Discount Rate
Operating leases	6.8%	6.9%
Finance leases	6.2%	6.2%

The following table summarizes maturities of lease liabilities as of March 29, 2020 (in thousands):

2020	$14,579
2021	17,866
2022	15,067
2023	11,854
2024	9,032
Thereafter	16,573
Total	$84,971

The following table summarizes maturities of lease liabilities as of December 31, 2019 (in thousands):

2020	$19,086
2021	16,988
2022	14,128
2023	11,598
2024	9,032
Thereafter	16,655
Total	$87,487

Note 10:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $10.3 million and $10.1 million in the three months ended March 29, 2020 and March 31, 2019, respectively.
We recognized amortization expense related to our intangible assets of $16.5 million and $18.2 million in the three months ended March 29, 2020 and March 31, 2019, respectively.
Interim Impairment Test
Due to equity market conditions during the three months ended March 29, 2020, we conducted an interim impairment test. We determined that the carrying values of our definite-lived assets were recoverable; therefore, we did not record any impairment charges related to these assets. Goodwill is tested for impairment at the reporting unit level, and we conducted an interim impairment test for all of our reporting units. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Enterprise Solutions and Industrial Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management.
When we evaluate goodwill for impairment using a quantitative assessment, we compare the fair value of each reporting unit to its carrying value. We determine the fair value using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using growth rates and discount rates that are consistent with current market conditions in our industry. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. In addition to the income approach, we calculate the fair value of our reporting units under a market approach. The market approach measures the fair value of a reporting unit through analysis of financial multiples of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business. Significant judgment is required when applying the market approach as there is a range of financial multiples of comparable businesses.

Based on our interim goodwill impairment test, we determined that the fair values of the reporting units were in excess of the carrying values; therefore, we did not record any goodwill impairment. The excess of the fair values over the carrying values of our reporting units ranged from 2% - 269%. The significant assumptions used to estimate fair values included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 9.0% to 17.0%, the 2020 to 2029 compounded annual revenue growth rates ranged from 2.0% to 8.0%, and the long-term revenue growth rates ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties. Furthermore, uncertainties associated with current market conditions increase the inherent risk associated with using an income approach to estimate fair values. While we have adjusted our key assumptions to reflect the current economic conditions, we have also assumed that economic conditions will improve beyond 2020. If current conditions persist and actual results are different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.
We also tested our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment during the quarter ended March 29, 2020. We performed a quantitative assessment for each of our indefinite-lived trademarks using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired as of March 29, 2020. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.
Note 11:  Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program: 2019
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized an immaterial amount associated with this program during the three months ended March 29, 2020. The cost reduction program is expected to deliver an estimated $60.0 million reduction in selling, general, and administrative expenses on an annual basis, of which $40.0 million is expected to be realized in 2020, with the full benefit materializing in 2021. We expect to incur incremental costs of approximately $20.0 million of costs for this program in 2020.
SPC, Opterna and FutureLink Integration Program: 2019
In 2019, we began a restructuring program to integrate SPC, Opterna and FutureLink with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $2.2 million of severance and other restructuring costs for this program during the three months ended March 29, 2020. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $2.5 million for this program in 2020.
The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities during the three months ended March 29, 2020:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended March 29, 2020	(In thousands)
Enterprise Solutions	$(632)	$3,182	$2,550
Industrial Solutions	(955)	2,024	1,069
Total	$(1,587)	$5,206	$3,619

The severance costs incurred during the three months ended March 29, 2020 were offset by adjustments made during the quarter for changes in estimates primarily stemming from voluntary turnover. The other restructuring and integration costs primarily consisted of equipment transfer, costs to consolidate operating and support facilities, retention bonuses, relocation, travel, legal, and other costs. The majority of the other restructuring and integration costs related to these actions were paid as incurred or are payable within the next 60 days.
There were no material severance and restructuring costs incurred during the three months ended March 31, 2019.

The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Condensed Consolidated Statement of Operations for the three months ended March 29, 2020 (in thousands):

Cost of sales	$45
Selling, general and administrative expenses	3,574
Total	$3,619
Accrued Severance

The table below sets forth severance activity that occurred for the Cost Reduction Program described above. We did not incur any significant severance costs for the SPC, Opterna and FutureLink Integration Program. The balances below are included in accrued liabilities.

Cost Reduction Program
(In thousands)

Balance at December 31, 2019	$19,575
New charges	2,529
Cash payments	(4,483)
Foreign currency translation	(89)
Other adjustments	(4,147)
Balance at March 29, 2020	$13,385
The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken.

Note 12:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	March 29, 2020	December 31, 2019

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	378,175	392,910
3.375% Senior subordinated notes due 2027	486,225	505,170
4.125% Senior subordinated notes due 2026	216,100	224,520
2.875% Senior subordinated notes due 2025	324,150	336,780
Total senior subordinated notes	1,404,650	1,459,380
Less unamortized debt issuance costs	(19,212)	(19,896)
Long-term debt	$1,385,438	$1,439,484
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

As of March 29, 2020, we had no borrowings outstanding on the Revolver, and our available borrowing capacity was $303.4 million, but at the beginning of the second quarter, we borrowed $190.0 million under our Revolver out of an abundance of caution due to the uncertainties arising from the COVID-19 pandemic. See Note 19.
Senior Subordinated Notes
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of March 29, 2020 is $378.2 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of March 29, 2020 is $486.2 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of March 29, 2020 is $216.1 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of March 29, 2020 is $324.2 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of March 29, 2020 was approximately $1,227.6 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,404.7 million as of March 29, 2020.
Note 13:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of March 29, 2020, €767.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the three months ended March 29, 2020 and March 31, 2019, the transaction gain associated with the net investment hedge that was reported in other comprehensive income was $54.7 million and $23.6 million, respectively. During the three months ended March 29, 2020, we de-designated €532.2 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €532.2 million of debt are reported in income from continuing operations.
Note 14:  Income Taxes
For the three months ended March 29, 2020, we recognized income tax expense of $2.2 million, representing an effective tax rate of 12.8%. The effective tax rate was impacted by a $1.1 million income tax benefit for certain foreign tax credits.
In March 2020, the Coronavirus Relief and Economic Security Act (CARES Act) was signed into law in the United States. We are still analyzing the provisions of the CARES Act to determine if there will be any impact to our income tax provision for the year.

For the three months ended March 31, 2019, we recognized income tax expense of $6.2 million, representing an effective tax rate of 18.1%. The effective tax rate was impacted by an $0.8 million income tax benefit resulting from a change in our valuation allowance on foreign tax credits due to the restructuring of certain foreign operations.
Note 15:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019

	(In thousands)
Three Months Ended
Service cost	$932	$1,007	$8	$10
Interest cost	2,337	2,960	202	272
Expected return on plan assets	(3,940)	(4,116)	—	—
Amortization of prior service cost (credit)	44	(14)	—	—
Actuarial losses (gains)	677	321	(19)	(26)
Net periodic benefit cost	$50	$158	$191	$256

Note 16:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income:

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Net income (loss)	$(11,219)	$25,178
Foreign currency translation gain, net of $1.0 million and $0.4 million tax, respectively	21,790	28,791
Adjustments to pension and postretirement liability, net of $0.1 million and $0.1 million tax, respectively	383	219
Total comprehensive income	10,954	54,188
Less: Comprehensive loss attributable to noncontrolling interests	(180)	(23)
Comprehensive income attributable to Belden	$11,134	$54,211
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2019	$(18,225)	$(45,193)	$(63,418)
Other comprehensive income attributable to Belden before reclassifications	21,940	—	21,940
Amounts reclassified from accumulated other comprehensive income	—	383	383
Net current period other comprehensive gain attributable to Belden	21,940	383	22,323
Balance at March 29, 2020	$3,715	$(44,810)	$(41,095)

The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the three months ended March 29, 2020:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$477	(1)
Prior service cost	25	(1)
Total before tax	502
Tax benefit	(119)
Total net of tax	$383
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 15).
Note 17:  Preferred Stock
In 2016, we issued 5.2 million depositary shares, each of which represents 1/100th interest in a share of 6.75% Series B Mandatory Convertible Preferred Stock (the Preferred Stock), for an offering price of $100 per depositary share. We received approximately $501 million of net proceeds from this offering, which were used for general corporate purposes. On July 15, 2019, all outstanding Preferred Stock was automatically converted into shares of Belden common stock at the conversion rate of 132.50, resulting in the issuance of approximately 6.9 million shares of Belden common stock. Upon conversion, the Preferred Stock was automatically extinguished and discharged, is no longer deemed outstanding for all purposes, and delisted from trading on the New York Stock Exchange. During the three months ended March 31, 2019, dividends on the Preferred Stock were $8.7 million.
Note 18: Share Repurchase
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended March 29, 2020, we repurchased 0.6 million shares of our common stock under the share repurchase program for an aggregate cost of $21.2 million and an average price per share of $35.85.
Note 19: Subsequent Events
Due to the uncertainties arising from the COVID-19 pandemic, out of an abundance of caution, at the beginning of the second quarter we borrowed $190.0 million under our Revolving Credit Agreement, which provides a $400.0 million multi-currency asset-based revolving credit facility. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. See Note 12.
During 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the fiscal second quarter, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $13.8 million and an average price per share of $35.80.

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
Trends and Events
The following trends and events during 2020 have had varying effects on our financial condition, results of operations, and cash flows.
Global Pandemic
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic. The recent outbreak of COVID-19 has resulted and will continue to result in significant economic disruption and has affected and will adversely affect our business in the future. We have experienced and expect to continue to experience reductions in customer demand in several of our end-markets. We expect that the social distancing measures, the reduced operational status of some of our suppliers and reductions in production at certain facilities will more meaningfully impact our operations in the second quarter, and general business uncertainty will continue to negatively impact demand in several of our end-markets in the second quarter, and possibly beyond.
Our foremost focus has been on the health and safety of our employees and customers. In response to the outbreak, we have modified practices at our manufacturing locations and offices to adhere to guidance from the WHO, the U.S. Centers for Disease Control and Prevention and other local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization. We are approaching our response to this outbreak with a recognition that we provide essential and important products and services upon which our customers rely upon daily to support critical functions. Therefore, most of our U.S. and global facilities have remained substantially operational during the outbreak while implementing enhanced safety protocols designed to protect the well-being of our employees. Operations at the facilities in countries with broad-based mandated shutdowns (e.g., India and Brazil) were suspended for a portion of the first quarter.
The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. Unlike typical seasonal patterns in our business, we expect revenues to be down in the second quarter compared to the first quarter 2020. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.
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

During the three months ended March 29, 2020, approximately 45% of our consolidated revenues were to customers outside of the U.S.
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
Earnout Consideration Payment
During the three months ended March 29, 2020, we paid the sellers of Snell Advanced Media (SAM) the full earnout consideration of $31.4 million in cash as per the purchase agreement. SAM was acquired on February 8, 2018 and is included in the Grass Valley disposal group. See Note 1.
Discontinued Operations Treatment of the Grass Valley Disposal Group and Impairment Charge

During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is now reported within discontinued operations. As such, comparable prior period information has been recast to exclude the Grass Valley disposal group from continuing operations, with the exception of the Condensed Consolidated Cash Flow Statements. The Grass Valley disposal group excludes certain Grass Valley pension plans that we will retain. During the three months ended March 29, 2020, we wrote down the carrying value of the disposal group and recognized asset impairments totaling $23.2 million. See Note 4.
Segment Transfer
Effective January 1, 2020, we transferred our West Penn Wire business and multi-conductor product lines from the Enterprise Solutions segment to the Industrial Solutions segment as a result of a shift in responsibilities among the segments. We have recast the prior period segment information to conform to the change in the composition of reportable segments. See Note 5.

Cost Reduction Program

During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized an immaterial amount associated with this program during the three months ended March 29, 2020. The cost reduction program is expected to deliver an estimated $60.0 million reduction in selling, general, and administrative expenses on an annual basis, of which $40.0 million is expected to be realized in 2020, with the full benefit materializing in 2021. We expect to incur incremental costs of approximately $20.0 million for this program in 2020. See Note 11.

SPC, Opterna and FutureLink Integration Program
In 2019, we began a restructuring program to integrate SPC, Opterna and FutureLink with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $2.2 million of severance and other restructuring costs for this program during the three months ended March 29, 2020. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $2.5 million for this program in 2020. See Note 11.
Share Repurchase Program
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. The program does not have an expiration date and may be suspended at any time at the discretion of the Company. During the three months ended March 29, 2020, we repurchased 0.6 million shares of our common stock under the share repurchase program for an aggregate cost of $21.2 million and an average price per share of $35.85. See Note 18.
Subsequent Events
During the fiscal second quarter, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $13.8 million and an average price per share of $35.80. Year-to-date, we have repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million and an average price per share of $35.83. See Notes 18 and 19.
Due to the uncertainties arising from the COVID-19 pandemic, out of an abundance of caution, at the beginning of the second quarter we borrowed $190.0 million under our Revolving Credit Agreement, which provides a $400.0 million multi-currency asset-based revolving credit facility. The maturity date of the Revolver is May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. See Notes 12 and 19.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the three months ended March 29, 2020:
•We did not change any of our existing critical accounting policies from those listed in our 2019 Annual Report on Form 10-K other than updating our accounting policies for the adoption of ASU 2016-13;
•No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and
•There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Results of Operations
Consolidated Income before Taxes

	Three Months Ended
	March 29, 2020	March 31, 2019	% Change

	(In thousands, except percentages)
Revenues	$463,526	$500,140	(7.3)%
Gross profit	170,501	186,856	(8.8)%
Selling, general and administrative expenses	(98,389)	(97,955)	0.4%
Research and development expenses	(26,219)	(23,247)	12.8%
Amortization of intangibles	(16,185)	(18,164)	(10.9)%
Operating income	29,708	47,490	(37.4)%
Interest expense, net	(13,324)	(13,988)	(4.7)%
Non-operating pension benefit	699	603	15.9%
Income from continuing operations before taxes	17,083	34,105	(49.9)%
Revenues decreased $36.6 million in the three months ended March 29, 2020 from the comparable period of 2019 due to the following factors:
•Lower sales volume due in part to changes in channel inventory levels resulted in a $45.4 million decrease in the three months ended March 29, 2020.
•Copper prices had a $4.4 million unfavorable impact on revenues in the three months ended March 29, 2020.
•Currency translation had a $3.8 million unfavorable impact on revenues in the three months ended March 29, 2020.
•Acquisitions contributed an estimated $17.0 million in the three months ended March 29, 2020.

Gross profit decreased $16.4 million in the three months ended March 29, 2020 from the comparable period of 2019 due to the decreases in revenues discussed above as well as unfavorable mix; partially offset by the impact of acquisitions.

Selling, general and administrative expenses increased $0.4 million in the three months ended March 29, 2020 from the comparable period of 2019. Acquisitions and increases in restructuring costs each contributed $3.6 million to the increase in selling, general and administrative expenses over the year ago period. These increases were partially offset by the benefits realized from our Cost Reduction Program, productivity improvement initiatives, and currency translations, which contributed to a decline in selling, general and administrative expenses of approximately $5.0 million, $1.3 million, and $0.5 million, respectively, as compared to the year ago period.
Research and development expenses increased $3.0 million in the three months ended March 29, 2020 from the comparable period of 2019 primarily due to increased investments in R&D projects as well as acquisitions.
Amortization of intangibles decreased $2.0 million in the three months ended March 29, 2020 from the comparable period of 2019 primarily due to certain intangible assets becoming fully amortized.
Operating income decreased $17.8 million in the three months ended March 29, 2020 from the comparable period of 2019 primarily as a result of the $16.4 million decline in gross profit discussed above.
Net interest expense remained relatively flat year-over-year, with a decrease of $0.7 million, or 4.7%, in the three months ended March 29, 2020 from the comparable period of 2019 primarily as a result of currency translation.
Income from continuing operations before taxes decreased $17.0 million in the three months ended March 29, 2020 from the comparable period of 2019 primarily due to the decline in operating income discussed above.

Income Taxes

	Three Months Ended
	March 29, 2020	March 31, 2019	% Change

	(In thousands, except percentages)
Income before taxes	$17,083	$34,105	(49.9)%
Income tax expense	2,192	6,170	(64.5)%
Effective tax rate	12.8%	18.1%
For the three months ended March 29, 2020, we recognized income tax expense of $2.2 million, representing an effective tax rate of 12.8%, which was impacted by a $1.1 million income tax benefit for certain foreign tax credits. For the three months ended March 31, 2019, we recognized income tax expense of $6.2 million, representing an effective tax rate of 18.1%, which was impacted by an $0.8 million income tax benefit resulting from a change in our valuation allowance on foreign tax credits due to the restructuring of certain foreign operations.
In March 2020, the Coronavirus Relief and Economic Security Act (CARES Act) was signed into law in the United States. We are still analyzing the provisions of the CARES Act to determine if there will be any impact to our income tax provision for the year.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended
	March 29, 2020	March 31, 2019	% Change

	(In thousands, except percentages)
Adjusted Revenues	$463,526	$500,140	(7.3)%
Adjusted EBITDA	60,843	76,419	(20.4)%
as a percent of adjusted revenues	13.1%	15.3%
Adjusted revenues decreased $36.6 million in the three months ended March 29, 2020 from the comparable periods of 2019 due to the following factors:
•Lower sales volume due in part to changes in channel inventory levels resulted in a $45.4 million decrease in the three months ended March 29, 2020.
•Copper prices had a $4.4 million unfavorable impact on revenues in the three months ended March 29, 2020.
•Currency translation had a $3.8 million unfavorable impact on revenues in the three months ended March 29, 2020.
•Acquisitions contributed an estimated $17.0 million in the three months ended March 29, 2020.

Adjusted EBITDA decreased $15.6 million in the three months ended March 29, 2020 from the comparable period of 2019 primarily as a result of the decrease in Adjusted Revenues discussed above.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands, except percentages)
GAAP and adjusted revenues	$463,526	$500,140

GAAP net income (loss)	$(11,219)	$25,178
Loss from discontinued operations, net of tax	26,110	2,757
Amortization of intangible assets	16,185	18,164
Interest expense, net	13,324	13,988
Depreciation expense	10,282	10,103
Severance, restructuring, and acquisition integration costs (1)	3,619	—
Income tax expense	2,192	6,170
Amortization of software development intangible assets	330	59
Purchase accounting effects related to acquisitions (2)	20	—
Adjusted EBITDA	$60,843	$76,419

GAAP net income (loss) margin	(2.4)%	5.0%
Adjusted EBITDA margin	13.1%	15.3%

(1) See Note 11, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three months ended March 29, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition.
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended
	March 29, 2020	March 31, 2019	% Change

	(In thousands, except percentages)
Segment Revenues	$212,213	$207,083	2.5%
Segment EBITDA	24,712	21,635	14.2%
as a percent of segment revenues	11.6%	10.4%
Enterprise Solutions revenues increased $5.1 million in the three months ended March 29, 2020 from the comparable period of 2019 due to acquisitions, which attributed a $17.0 million increase in revenues. This increase was partially offset by a decline in volume, lower copper prices, and unfavorable currency translation, which contributed an estimated $9.1 million, $2.0 million, and $0.8 million to the decline in revenues, respectively. The decrease in volume was due in part to declines in the levels of inventory at our channel partners.
Enterprise Solutions EBITDA increased $3.1 million in the three months ended March 29, 2020 compared to the year ago period primarily as a result of the increase in revenues discussed above as well as improved productivity.

Industrial Solutions

	Three Months Ended
	March 29, 2020	March 31, 2019	% Change

	(In thousands, except percentages)
Segment Revenues	$251,313	$293,057	(14.2)%
Segment EBITDA	35,527	54,664	(35.0)%
as a percent of segment revenues	14.1%	18.7%
Industrial Solutions revenues decreased $41.7 million in the three months ended March 29, 2020 from the comparable period of 2019. The decrease in revenues in the three months ended March 29, 2020 from the comparable period of 2019 was primarily due to decreases in volume, unfavorable currency translation, and lower copper prices, which had an estimated impact of $36.3 million, $3.0 million, and $2.4 million, respectively. The decrease in volume was due in part to declines in the levels of inventory at our channel partners.
Industrial Solutions EBITDA decreased $19.1 million in the three months ended March 29, 2020 from the comparable period of 2019 primarily as a result of the changes in revenues discussed above.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements:

	Three Months Ended
	March 29, 2020	March 31, 2019

	(In thousands)
Net cash used for:
Operating activities	$(52,052)	$(46,060)
Investing activities	(18,255)	(23,585)
Financing activities	(53,896)	(12,735)
Effects of currency exchange rate changes on cash and cash equivalents	(7,947)	752
Decrease in cash and cash equivalents	(132,150)	(81,628)
Cash and cash equivalents, beginning of period	425,885	420,610
Cash and cash equivalents, end of period	$293,735	$338,982

Operating cash flows were a use of cash of $52.1 million and $46.1 million in the first quarter of 2020 and 2019, respectively. Operating cash flows declined $6.0 million compared to the prior year primarily due to the decrease in income. Changes in operating assets and liabilities were a use of cash in the first quarter of 2020 and 2019, primarily as a result of the decline in accounts payable and accrued liabilities stemming from rebate payments to channel partners as well as incentive compensation to employees during the first quarter. Inventories were a use of cash of $29.1 million in the first quarter of 2020 due in part to lower demand.

Net cash used for investing activities totaled $18.3 million in 2020, compared to $23.6 million for the comparable period of 2019. Investing activities for the three months ended March 29, 2020 included capital expenditures of $20.9 million compared to $23.6 million in the comparable period of 2019. The three months ended March 29, 2020 also included $2.1 million of proceeds from the sale of tangible property and the receipt of $0.6 million related to a working capital adjustment for the acquisition of SPC.
Net cash used for financing activities for the three months ended March 29, 2020 totaled $53.9 million, compared to $12.7 million for the comparable period of 2019. Financing activities for the three months ended March 29, 2020 included a payment of earnout consideration of which $29.3 million is classified as a financing activity, payments under our share repurchase program of $21.2 million, cash dividend payments of $2.3 million, and net payments related to share based compensation activities of $1.0 million. Financing activities for the three months ended March 31, 2019 included cash dividend payments of $10.7 million and net payments related to share based compensation activities of $1.9 million.
Our cash and cash equivalents balance, including discontinued operations, was $293.7 million as of March 29, 2020. Of this amount, $205.2 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of March 29, 2020 consisted of $1,404.7 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 11 to the Condensed Consolidated Financial Statements. As of March 29, 2020, we had no borrowings and $303.4 million in available borrowing capacity under our Revolver. At the beginning of the second quarter, we borrowed $190.0 million under our Revolver out of an abundance of caution due to the uncertainties arising from the COVID-19 pandemic. See Notes 12 and 19.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of March 29, 2020.

	Principal Amount by Expected Maturity			Fair
	2020	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$378,175	$378,175	$344,347
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$486,225	$486,225	$422,889
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$216,100	$216,100	$201,371
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$324,150	$324,150	$259,035
Average interest rate		2.875%
Total			$1,404,650	$1,227,642

Item 7A of our 2019 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2019, and our debt is entirely fixed at an average interest rate of 3.5% with no maturities until 2025 to 2028. We have no maintenance covenants on our outstanding debt. Our only covenant is an incurrence covenant, which limits our ability to take on additional debt if EBITDA drops below a certain threshold.
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
Item 1A:      Risk Factors
In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, see “Risk Factors” in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2019. There have been no material changes to the Risk Factors except as set forth below:
The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease (“COVID-19”) was first reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The widespread health crisis is adversely affecting the broader economies, financial markets and overall demand environment for many of our products.
Our operations and the operations of our suppliers, channel partners and customers have been disrupted to varying degrees by a range of external factors related to the COVID-19 pandemic, some of which are not within our control. Many governments have imposed, and may yet impose, a wide range of restrictions on the physical movement of people in order to limit the spread of COVID-19. The COVID-19 pandemic has had, and likely will continue to have, a substantial impact on the attendance and productivity of our employees, and those of our channel partners or customers, resulting in negative impacts to our results of operations and overall financial performance. Additionally, COVID-19 has resulted, and likely will continue to result, in delays in non-residential construction, non-crisis-related IT purchases and project completion schedules in general, all of which can negatively impact our results in both current and future periods.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the effects of measures enacted by policy makers and central banks around the globe, and the impact of these and other factors on our employees, customers, channel partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business will continue to be affected.
To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended March 29, 2020 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at December 31, 2019				$250,000
January 1, 2020 through February 2, 2020	—	$—	—	250,000
February 3, 2020 through March 1, 2020	—	—	—	250,000
March 2, 2020 through March 29, 2020	592	35.85	592	228,761
Total	592	$35.85	592	$228,761

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities.
During the three months ended March 29, 2020, we repurchased 0.6 million shares of our common stock under the share repurchase program for an aggregate cost of $21.2 million and an average price per share of $35.85.
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

BELDEN INC.

Date:	May 4, 2020	By:	/s/ John S. Stroup

John S. Stroup
President, Chief Executive Officer, and Chairman

Date:	May 4, 2020	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	May 4, 2020	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer