Form 10-Q
period 2020-06-28
BELDEN INC.
filed 2020-08-03
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
Commission File No. 001-12561
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
As of July 29, 2020, the Registrant had 44,553,449 outstanding shares of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$359,702	$407,480
Receivables, net	302,303	334,634
Inventories, net	242,677	231,333
Other current assets	36,112	29,172
Current assets of discontinued operations	250,322	375,135
Total current assets	1,191,116	1,377,754
Property, plant and equipment, less accumulated depreciation	340,000	345,918
Operating lease right-of-use assets	56,613	62,251
Goodwill	1,244,895	1,243,669
Intangible assets, less accumulated amortization	308,529	339,505
Deferred income taxes	22,412	25,216
Other long-lived assets	13,465	12,446
	$3,177,030	$3,406,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,970	$268,466
Accrued liabilities	240,419	283,799
Current liabilities of discontinued operations	109,673	170,279
Total current liabilities	539,062	722,544
Long-term debt	1,537,367	1,439,484
Postretirement benefits	130,427	136,227
Deferred income taxes	46,960	48,725
Long-term operating lease liabilities	49,772	55,652
Other long-term liabilities	43,560	38,308
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	815,982	811,955
Retained earnings	431,459	518,004
Accumulated other comprehensive loss	(85,541)	(63,418)
Treasury stock	(338,484)	(307,197)
Total Belden stockholders’ equity	823,919	959,847
Noncontrolling interests	5,963	5,972
Total stockholders’ equity	829,882	965,819
	$3,177,030	$3,406,759
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands, except per share data)
Revenues	$424,811	$548,352	$888,337	$1,048,492
Cost of sales	(274,871)	(343,280)	(567,896)	(656,564)
Gross profit	149,940	205,072	320,441	391,928
Selling, general and administrative expenses	(91,703)	(102,454)	(190,092)	(200,409)
Research and development expenses	(25,090)	(24,775)	(51,309)	(48,022)
Amortization of intangibles	(16,017)	(19,068)	(32,202)	(37,232)
Operating income	17,130	58,775	46,838	106,265
Interest expense, net	(14,257)	(13,961)	(27,581)	(27,949)
Non-operating pension benefit	700	537	1,399	1,140
Income from continuing operations before taxes	3,573	45,351	20,656	79,456
Income tax expense	(400)	(3,956)	(2,592)	(10,126)
Income from continuing operations	3,173	41,395	18,064	69,330
Income (loss) from discontinued operations, net of tax	(71,054)	895	(97,164)	(1,862)
Net income (loss)	(67,881)	42,290	(79,100)	67,468
Less: Net income (loss) attributable to noncontrolling interest	24	90	(6)	66
Net income (loss) attributable to Belden	(67,905)	42,200	(79,094)	67,402
Less: Preferred stock dividends	—	8,733	—	17,466
Net income (loss) attributable to Belden common stockholders	$(67,905)	$33,467	$(79,094)	$49,936

Weighted average number of common shares and equivalents:
Basic	44,557	39,389	44,969	39,405
Diluted	44,665	39,611	45,097	39,635

Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$0.07	$0.83	$0.40	$1.31
Discontinued operations attributable to Belden common stockholders	(1.59)	0.02	(2.16)	(0.05)
Net income (loss) per share attributable to Belden common stockholders	$(1.52)	$0.85	$(1.76)	$1.27

Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$0.07	$0.82	$0.40	$1.31
Discontinued operations attributable to Belden common stockholders	(1.59)	0.02	(2.16)	(0.05)
Net income (loss) per share attributable to Belden common stockholders	$(1.52)	$0.84	$(1.76)	$1.26

Comprehensive income (loss) attributable to Belden	$(112,351)	$25,507	$(101,217)	$79,718

Common stock dividends declared per share	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(79,100)	$67,468
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	53,533	72,739
Asset impairment of discontinued operations	113,007	—
Share-based compensation	8,798	7,594
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes and acquired businesses:
Receivables	52,602	20,329
Inventories	(9,769)	17,351
Accounts payable	(86,382)	(91,542)
Accrued liabilities	(13,697)	(59,410)
Income taxes	(46,274)	(12,361)
Other assets	13,971	5,092
Other liabilities	(18,819)	(5,615)
Net cash provided by (used for) operating activities	(12,130)	21,645
Cash flows from investing activities:
Capital expenditures	(41,734)	(50,769)
Cash from business acquisitions, net of cash acquired	590	(50,517)
Proceeds from disposal of tangible assets	3,090	19
Net cash used for investing activities	(38,054)	(101,267)
Cash flows from financing activities:
Borrowings on revolver	190,000	—
Payments under borrowing arrangements	(100,000)	—
Payments under share repurchase program	(35,000)	(22,815)
Payment of earnout consideration	(29,300)	—
Cash dividends paid	(4,572)	(21,448)
Withholding tax payments for share-based payment awards	(1,058)	(2,002)
Other	(111)	(173)
Net cash provided by (used for) financing activities	19,959	(46,438)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,620)	693
Decrease in cash and cash equivalents	(32,845)	(125,367)
Cash and cash equivalents, beginning of period	425,885	420,610
Cash and cash equivalents, end of period	$393,040	$295,243

For all periods presented, the Condensed Consolidated Cash Flow Statement includes the results of the Grass Valley disposal group.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2019	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	(2,916)	—	—	—	—	(2,916)
Net loss	—	—	—	(11,189)	—	—	—	(30)	(11,219)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,323	(150)	22,173
Exercise of stock options, net of tax withholding forfeitures	—	—	(542)	—	7	370	—	—	(172)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,631)	—	29	1,800	—	—	(831)
Share repurchase program	—	—	—	—	(592)	(21,239)	—	—	(21,239)
Share-based compensation	—	—	3,708	—	—	—	—	—	3,708
Common stock dividends ($0.05 per share)	—	—	—	(2,288)	—	—	—	—	(2,288)
Balance at March 29, 2020	50,335	$503	$812,490	$501,611	(5,433)	$(326,266)	$(41,095)	$5,792	$953,035
Net income (loss)	—	—	—	(67,905)	—	—	—	24	(67,881)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(44,446)	147	(44,299)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,598)	—	27	1,543	—	—	(55)
Share repurchase program	—	—	—	—	(384)	(13,761)	—	—	(13,761)
Share-based compensation	—	—	5,090	—	—	—	—	—	5,090
Common stock dividends ($0.05 per share)	—	—	—	(2,247)	—	—	—	—	(2,247)
Balance at June 28, 2020	50,335	$503	$815,982	$431,459	(5,790)	$(338,484)	$(85,541)	$5,963	$829,882

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
		(In thousands)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	25,202	—	—	—	(24)	25,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	29,009	1	29,010
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(54)	—	1	16	—	—	(38)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,570)	—	58	668	—	—	(1,902)
Share-based compensation	—	—	—	—	2,216	—	—	—	—	—	2,216
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,990)	—	—	—	—	(1,990)
Balance at March 31, 2019	52	$1	50,335	$503	$1,138,987	$936,479	(10,880)	$(599,161)	$(45,898)	$418	$1,431,329
Net income	—	—	—	—	—	42,200	—	—	—	90	42,290
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(16,693)	40	(16,653)
Acquisition of business with noncontrolling interest	—	—	—	—	—	—	—	—	—	4,775	4,775
Exercise of stock options, net of tax witholding forfeitures	—	—	—	—	(10)	—	—	2	—	—	(8)
Conversion of restricted stock units into common stock, net of tax witholding forfeitures	—	—	—	—	(861)	—	29	807	—	—	(54)
Share repurchase program	—	—	—	—	—	—	(397)	(22,815)	—	—	(22,815)
Share-based compensation	—	—	—	—	5,378	—	—	—	—	—	5,378
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,976)	—	—	—	—	(1,976)
Balance at June 30, 2019	52	$1	50,335	$503	$1,143,494	$967,970	(11,248)	$(621,167)	$(62,591)	$5,323	$1,433,533

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2020, the 89th day of our fiscal year 2020. Our fiscal second and third quarters each have 91 days. The six months ended June 28, 2020 and June 30, 2019 included 180 and 181 days, respectively.
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
As of and during the three and six months ended June 28, 2020 and June 30, 2019, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended June 28, 2020 and June 30, 2019.

Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of June 28, 2020, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
During the six months ended June 28, 2020, we paid the sellers of Snell Advanced Media (SAM) the full earnout consideration of $31.4 million in cash as per the purchase agreement. SAM was acquired on February 8, 2018 and is included in the Grass Valley disposal group.
Due to the initial uncertainties arising from the COVID-19 pandemic and out of an abundance of caution, we borrowed $190.0 million and subsequently repaid $100.0 million under our Revolving Credit Agreement during the second quarter. See Note 12.
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
As of June 28, 2020, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $7.7 million, $4.1 million, and $3.3 million, respectively.
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
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our Condensed Consolidated financial statements as of or for the periods ended June 28, 2020 and June 30, 2019.

Furthermore, certain subsidiaries of our Opterna business, which we acquired in April of 2019 include noncontrolling interests. Because we have a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results of these subsidiaries were consolidated into our financial statements as of the acquisition date. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. The subsidiaries of Opterna that include noncontrolling interests are not material to our Condensed Consolidated financial statements as of or for the periods ended June 28, 2020 and June 30, 2019.
Current-Year Adoption of Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including past events, current conditions, and reasonable and supportable forecasts about future economic conditions. We adopted ASU 2016-13 on January 1, 2020, which resulted in an increase to our allowance for doubtful accounts for continuing operations of $1.0 million, and an increase for discontinued operations of $1.9 million. See further discussion as well as adjustments to the allowance for doubtful accounts under the new credit loss model in Note 7.
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

	Cable & Connectivity	Networking, Software & Security	Total Revenues

Three Months Ended June 28, 2020	(In thousands)
Enterprise Solutions	$193,542	$9,832	$203,374
Industrial Solutions	137,567	83,870	221,437
Total	$331,109	$93,702	$424,811

Three Months Ended June 30, 2019
Enterprise Solutions	$233,024	$12,301	$245,325
Industrial Solutions	202,479	100,548	303,027
Total	$435,503	$112,849	$548,352

Six Months Ended June 28, 2020
Enterprise Solutions	$398,378	$17,209	$415,587
Industrial Solutions	304,619	168,131	472,750
Total	$702,997	$185,340	$888,337

Six Months Ended June 30, 2019
Enterprise Solutions	$434,286	$18,122	$452,408
Industrial Solutions	393,396	202,688	596,084
Total	$827,682	$220,810	$1,048,492

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended June 28, 2020	(In thousands)
Enterprise Solutions	$154,844	$26,150	$22,380	$203,374
Industrial Solutions	124,640	57,260	39,537	221,437
Total	$279,484	$83,410	$61,917	$424,811

Three Months Ended June 30, 2019
Enterprise Solutions	$178,612	$36,622	$30,091	$245,325
Industrial Solutions	183,928	77,404	41,695	303,027
Total	$362,540	$114,026	$71,786	$548,352

Six Months Ended June 28, 2020
Enterprise Solutions	$310,273	$62,012	$43,302	$415,587
Industrial Solutions	281,040	123,226	68,484	472,750
Total	$591,313	$185,238	$111,786	$888,337

Six Months Ended June 30, 2019
Enterprise Solutions	$325,433	$70,758	$56,217	$452,408
Industrial Solutions	368,911	150,719	76,454	596,084
Total	$694,344	$221,477	$132,671	$1,048,492

The following tables present our revenues disaggregated by products, including software products, and support and services.

	Products	Support & Services	Total Revenues

Three Months Ended June 28, 2020	(In thousands)
Enterprise Solutions	$203,374	$—	$203,374
Industrial Solutions	202,916	18,521	221,437
Total	$406,290	$18,521	$424,811

Three Months Ended June 30, 2019
Enterprise Solutions	$245,325	$—	$245,325
Industrial Solutions	280,800	22,227	303,027
Total	$526,125	$22,227	$548,352

Six Months Ended June 28, 2020
Enterprise Solutions	$415,587	$—	$415,587
Industrial Solutions	435,019	37,731	472,750
Total	$850,606	$37,731	$888,337

Six Months Ended June 30, 2019
Enterprise Solutions	$452,408	$—	$452,408
Industrial Solutions	551,913	44,171	596,084
Total	$1,004,321	$44,171	$1,048,492

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

The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and six months ended June 28, 2020 and June 30, 2019.
The following table presents estimated and accrued variable consideration:

	June 28, 2020	June 30, 2019

	(in thousands)
Accrued rebates	$20,261	$24,152
Accrued returns	18,529	9,071
Price adjustments recognized against gross accounts receivable	19,371	29,709
Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of June 28, 2020, total deferred revenue was $68.6 million, and of this amount, $49.9 million is expected to be recognized within the next twelve months, and the remaining $18.7 million is long-term and is expected to be recognized over a period greater than twelve months.
The following table presents deferred revenue activity:

	2020	2019

	(In thousands)
Beginning balance	$70,070	$72,358
New deferrals	23,830	26,033
Revenue recognized	(24,415)	(32,168)
Balance at the end of the first quarter	69,485	66,223
New deferrals	21,322	21,892
Revenue recognized	(22,200)	(24,807)
Balance at the end of the second quarter	$68,607	$63,308

We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period.
Total capitalized sales commissions was $4.6 million as of June 28, 2020 and $3.3 million as of June 30, 2019. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months ended		Six Months ended
	June 28, 2020	June 30, 2019	June 28, 2020		June 30, 2019

	(In thousands)
Sales commissions	$3,856	$4,512	$8,030	$9,544	$9,544

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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of April 15, 2019 (in thousands):

Receivables	$5,308
Inventory	7,359
Prepaid and other current assets	566
Property, plant, and equipment	1,328
Intangible assets	28,000
Goodwill	35,057
Deferred income taxes	80
Operating lease right-to-use assets	2,204
Other long-lived assets	2,070
Total assets acquired	$81,972

Accounts payable	$4,847
Accrued liabilities	4,301
Long-term deferred tax liability	6,813
Long-term operating lease liability	1,923
Other long-term liabilities	7,152
Total liabilities assumed	$25,036
Net assets	56,936

Noncontrolling interests	5,195

Net assets attributable to Belden	$51,741

We did not record any material measurement-period adjustments in the three and six months ended June 28, 2020.

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
For purposes of the above allocation, we based our estimate of the fair values for the acquired inventory, intangible assets, and noncontrolling interests on valuation studies performed by a third party valuation firm. We have estimated a fair value adjustment for inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal, and a reasonable profit allowance for our post acquisition selling efforts. We used various valuation methods including discounted cash flows, lost income, excess earnings, and relief from royalty to estimate the fair value of the identifiable intangible assets (Level 3 valuation). Our estimate of the fair values for the noncontrolling interests were based on the comparable EBITDA multiple valuation technique (Level 3 valuation).
Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to expansion of product offerings in the optical fiber market. Our tax basis in the acquired goodwill is zero. The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Developed technologies	$3,400	5.0
Customer relationships	22,800	15.0
Sales backlog	1,300	0.5
Trademarks	500	2.0
Total intangible assets subject to amortization	$28,000

Intangible assets not subject to amortization:
Goodwill	$35,057	n/a
Total intangible assets not subject to amortization	$35,057

Total intangible assets	$63,057
Weighted average amortization period		12.9
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

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

	(In thousands, except per share data)
	(Unaudited)
Revenues	$548,352	$1,057,108
Net income from continuing operations attributable to Belden common stockholders	35,150	54,393
Diluted income from continuing operations per share attributable to Belden common stockholders	$0.89	$1.38
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
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is reported within discontinued operations. The Grass Valley disposal group excludes certain Grass Valley pension liabilities that we are retaining. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria during the fourth quarter of 2019.

We wrote down the carrying value of Grass Valley and recognized asset impairments totaling $89.8 million and $113.0 million in the three and six months ended June 28, 2020, respectively. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.

On July 2, 2020, we completed the sale of Grass Valley - see further discussion in Note 19.

The following table summarizes the operating results of the disposal group for the three and six months ended June 28, 2020 and June 30, 2019, respectively:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands)
Revenues	$56,812	$89,178	$107,861	$176,213
Cost of sales	(33,989)	(53,227)	(69,191)	(102,390)
Gross profit	22,823	35,951	38,670	73,823
Selling, general and administrative expenses	(19,342)	(20,030)	(36,861)	(44,861)
Research and development expenses	(5,974)	(10,259)	(14,473)	(21,166)
Amortization of intangibles	—	(3,299)	—	(8,477)
Asset impairment of discontinued operations	(89,810)	—	(113,007)	—
Interest expense, net	(214)	(207)	(420)	(413)
Non-operating pension cost	(111)	(55)	(196)	(111)
Income (loss) before taxes	$(92,628)	$2,101	$(126,287)	$(1,205)

The disposal group had capital expenditures of approximately $8.5 million and $16.4 million during the three and six months ended June 28, 2020, respectively; and $8.7 million and $14.5 million during the three and six months ended June 30, 2019, respectively.

The disposal group recognized credits to stock-based compensation of $0.0 million and $0.9 million during the three and six months ended June 28, 2020, respectively. The disposal group incurred stock based compensation expense of $0.3 million and $0.6 million during the three and six months ended June 30, 2019, respectively.

The disposal group did not have any significant non-cash charges for investing activities during the three and six months ended June 28, 2020 or June 30, 2019.

The following table provides the major classes of assets and liabilities of the disposal group as of June 28, 2020 and December 31, 2019, respectively:

	June 28, 2020	December 31, 2019

	(In thousands)
Assets:
Cash and cash equivalents	$33,337	$18,405
Receivables, net	90,492	117,386
Inventories, net	49,997	55,002
Other current assets	38,626	35,187
Plant, property, and equipment, less accumulated depreciation	65,056	61,233
Operating lease right-of-use assets	15,631	16,902
Goodwill	26,067	26,707
Intangible assets, less accumulated depreciation	150,214	143,459
Deferred income taxes	58,148	59,560
Other long-lived assets	12,201	21,652
Impairment of disposal group	(289,447)	(180,358)
Total Assets of discontinued operations	$250,322	$375,135
Liabilities:
Accounts payable	$42,482	$52,425
Accrued liabilities	38,816	83,349
Postretirement benefits	4,976	6,224
Deferred income taxes	2,404	2,740
Long-term operating lease liabilities	18,745	20,459
Other long-term liabilities	2,250	5,082
Total Liabilities of discontinued operations	$109,673	$170,279

The disposal group also had $11.5 million and $42.3 million of accumulated other comprehensive losses as of June 28, 2020 and December 31, 2019, respectively.
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

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended June 28, 2020
Segment revenues	$203,374	$221,437	$424,811
Affiliate revenues	485	14	499
Segment EBITDA	22,231	26,449	48,680
Depreciation expense	5,122	5,210	10,332
Amortization of intangibles	5,354	10,663	16,017
Amortization of software development intangible assets	56	330	386
Severance, restructuring, and acquisition integration costs	2,423	2,049	4,472
Purchase accounting effects of acquisitions	105	—	105
Segment assets	502,767	464,862	967,629
As of and for the three months ended June 30, 2019
Segment revenues	$245,325	$303,027	$548,352
Affiliate revenues	893	—	893
Segment EBITDA	35,571	55,744	91,315
Depreciation expense	4,852	5,056	9,908
Amortization of intangibles	5,726	13,342	19,068
Amortization of software development intangible assets	35	28	63
Severance, restructuring, and acquisition integration costs	2,519	—	2,519
Purchase accounting effects of acquisitions	718	—	718
Segment assets	490,847	533,697	1,024,544
As of and for the six months ended June 28, 2020
Segment revenues	$415,587	$472,750	$888,337
Affiliate revenues	709	20	729
Segment EBITDA	46,943	61,976	108,919
Depreciation expense	10,203	10,411	20,614
Amortization of intangibles	10,858	21,344	32,202
Amortization of software development intangible assets	111	605	716
Severance, restructuring, and acquisition integration costs	4,973	3,118	8,091
Purchase accounting effects of acquisitions	125	—	125
Segment assets	502,767	464,862	967,629
As of and for the six months ended June 30, 2019
Segment revenues	$452,408	$596,084	$1,048,492
Affiliate revenues	2,437	17	2,454
Segment EBITDA	57,206	110,408	167,614
Depreciation expense	9,657	10,354	20,011
Amortization of intangibles	10,425	26,807	37,232
Amortization of software development intangible assets	71	51	122
Severance, restructuring, and acquisition integration costs	2,519	—	2,519
Purchase accounting effects of acquisitions	718	—	718
Segment assets	490,847	533,697	1,024,544
The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands)
Total Segment and Consolidated Revenues	$424,811	$548,352	$888,337	$1,048,492

Total Segment EBITDA	$48,680	$91,315	$108,919	$167,614
Amortization of intangibles	(16,017)	(19,068)	(32,202)	(37,232)
Depreciation expense	(10,332)	(9,908)	(20,614)	(20,011)
Severance, restructuring, and acquisition integration costs (1)	(4,472)	(2,519)	(8,091)	(2,519)
Amortization of software development intangible assets	(386)	(63)	(716)	(122)
Purchase accounting effects related to acquisitions (2)	(105)	(718)	(125)	(718)
Eliminations	(238)	(264)	(333)	(747)
Consolidated operating income	17,130	58,775	46,838	106,265
Interest expense, net	(14,257)	(13,961)	(27,581)	(27,949)
Total non-operating pension benefit	700	537	1,399	1,140
Consolidated income from continuing operations before taxes	$3,573	$45,351	$20,656	$79,456

(1) See Note 11, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three and six months ended June 28, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition. During the three and six months ended June 30, 2019, we recognized expenses related to the earnout consideration for the SAM acquisition as well as cost of sales for the adjustment of acquired inventory to fair value for the Opterna and FutureLink acquisitions.

Note 6: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands)
Numerator:
Income from continuing operations	$3,173	$41,395	$18,064	$69,330
Less: Net income (loss) attributable to noncontrolling interest	24	90	(6)	66
Less: Preferred stock dividends	—	8,733	—	17,466
Income from continuing operations attributable to Belden common stockholders	3,149	32,572	18,070	51,798
Add: Income (loss) from discontinued operations, net of tax	(71,054)	895	(97,164)	(1,862)
Net income (loss) attributable to Belden common stockholders	$(67,905)	$33,467	$(79,094)	$49,936

Denominator:
Weighted average shares outstanding, basic	44,557	39,389	44,969	39,405
Effect of dilutive common stock equivalents	108	222	128	230
Weighted average shares outstanding, diluted	44,665	39,611	45,097	39,635
For the three and six months ended June 28, 2020, diluted weighted average shares outstanding exclude outstanding equity awards of 1.7 million and 1.5 million, respectively, which are anti-dilutive. In addition, for both the three and six months ended June 28, 2020, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million because the related performance conditions have not been satisfied.

For the three and six months ended June 30, 2019, diluted weighted average shares outstanding exclude outstanding equity awards of 1.2 million and 1.1 million, respectively, which are anti-dilutive. In addition, for both the three and six months ended June 30, 2019, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied. Furthermore, for both the three and six months ended June 30, 2019, diluted weighted average shares outstanding do not include the impact of preferred shares that were converted into 6.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.
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
Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other historical, current and future information that is reasonably available. The following table presents the activity in the allowance for doubtful accounts for our continuing operations for the three and six months ended June 28, 2020 (in thousands).

Balance at December 31, 2019	$2,569
Adoption adjustment	1,011
Current period provision	(172)
Recoveries collected	(9)
Fx impact	(213)
Balance at March 29, 2020	$3,186
Current period provision	2,621
Writeoffs	(52)
Recoveries collected	(100)
Fx impact	37
Balance at June 28, 2020	$5,692

Note 8:  Inventories
The major classes of inventories were as follows:

	June 28, 2020	December 31, 2019

	(In thousands)
Raw materials	$109,599	$98,530
Work-in-process	30,243	34,717
Finished goods	129,473	119,331
Gross inventories	269,315	252,578
Excess and obsolete reserves	(26,638)	(21,245)
Net inventories	$242,677	$231,333

Note 9:  Leases

We have operating and finance leases for properties, including manufacturing facilities, warehouses, and office space; as well as vehicles and certain equipment. We make certain judgments in determining whether a contract contains a lease in accordance with ASU 2016-02. Our leases have remaining lease terms of less than 1 year to 16 years; some of which include extension and termination options for an additional 15 years or within 1 year, respectively. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Our lease agreements do not contain any material residual value guarantees or material variable lease payments.

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three and six months ended June 28, 2020 and June 30, 2019, the rent expense for short-term leases was not material.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands)
Operating lease cost	$3,344	$2,567	$6,941	$7,440

Finance lease cost
Amortization of right-of-use asset	$33	$41	$66	$67
Interest on lease liabilities	4	6	9	10
Total finance lease cost	$37	$47	$75	$77

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,670	$2,154	$7,461	$7,242
Operating cash flows from finance leases	4	5	9	14
Financing cash flows from finance leases	41	76	87	146

Supplemental balance sheet information related to leases was as follows:

	June 28, 2020	December 31, 2019

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$56,613	$62,251

Accrued liabilities	$13,528	$13,900
Long-term operating lease liabilities	49,772	55,652
Total operating lease liabilities	$63,300	$69,552

Finance leases:
Other long-lived assets, at cost	$757	$823
Accumulated depreciation	(427)	(391)
Other long-lived assets, net	$330	$432

Weighted Average Remaining Lease Term
Operating leases	5 years	6 years
Finance leases	2 years	3 years

Weighted Average Discount Rate
Operating leases	6.8%	6.9%
Finance leases	6.2%	6.2%

The following table summarizes maturities of lease liabilities as of June 28, 2020 (in thousands):

2020	$9,371
2021	17,373
2022	14,764
2023	11,854
2024	9,107
Thereafter	17,016
Total	$79,485

The following table summarizes maturities of lease liabilities as of December 31, 2019 (in thousands):

2020	$19,086
2021	16,988
2022	14,128
2023	11,598
2024	9,032
Thereafter	16,655
Total	$87,487

Note 10:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $10.3 million and $20.6 million in the three and six months ended June 28, 2020, respectively. We recognized depreciation expense of $9.9 million and $20.0 million in the three and six ended June 30, 2019, respectively.
We recognized amortization expense related to our intangible assets of $16.4 million and $32.9 million in the three and six months ended June 28, 2020, respectively. We recognized amortization expense related to our intangible assets of $19.1 million and $37.4 million in the three and six ended June 30, 2019, respectively.
Interim Impairment Test
Due to equity market conditions during the three and six months ended June 28, 2020, we conducted an interim impairment test. We determined that the carrying values of our definite-lived assets were recoverable; therefore, we did not record any impairment charges related to these assets. Goodwill is tested for impairment at the reporting unit level, and we conducted an interim impairment test for all of our reporting units. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Enterprise Solutions and Industrial Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management.
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
Based on our interim goodwill impairment test, we determined that the fair values of the reporting units were in excess of the carrying values; therefore, we did not record any goodwill impairment. The excess of the fair values over the carrying values of our reporting units ranged from 2% - 206%. The significant assumptions used to estimate fair values included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessments, the discount rates ranged from 10.0% to 17.0%, the 2020 to 2029 compounded annual revenue growth rates ranged from 2.0% to 8.3%, and the revenue growth rates beyond 2029 ranged from 2.0% to 3.0%. By their nature, these assumptions involve risks and uncertainties. Furthermore, uncertainties associated with current market conditions increase the inherent risk associated with using an income approach to estimate fair values. While we have adjusted our key assumptions to reflect the current economic conditions, we have also assumed that economic conditions will improve beyond 2020. If current conditions persist and actual results are different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.

We also tested our indefinite-lived intangible assets, which consist primarily of trademarks, for impairment during the quarter ended June 28, 2020. We performed a quantitative assessment for each of our indefinite-lived trademarks using a relief from royalty methodology and compared the fair value to the carrying value. We determined that none of our trademarks were impaired as of June 28, 2020. Significant assumptions to determine fair value included sales growth, royalty rates, and discount rates.
Note 11:  Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program: 2019
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $3.5 million and $3.0 million of severance and other restructuring costs for this program during the three and six months ended June 28, 2020, respectively. The cost reduction program is expected to deliver an estimated $60.0 million reduction in selling, general, and administrative expenses on an annual basis, of which $40.0 million is expected to be realized in 2020, with the full benefit materializing in 2021. We expect to incur incremental costs of approximately $22.0 million for this program.
SPC, Opterna and FutureLink Integration Program: 2019
In 2019, we began a restructuring program to integrate SPC, Opterna and FutureLink with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $0.9 million and $3.1 million of severance and other restructuring costs for this program during the three and six months ended June 28, 2020, respectively. We recognized $2.5 million of severance and other restructuring costs for this program during the three and six months ended June 30, 2019. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $1.5 million for this program.
The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities during the three and six months ended June 28, 2020 and June 30, 2019:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended June 28, 2020	(In thousands)
Enterprise Solutions	$1,467	$956	$2,423
Industrial Solutions	1,773	276	2,049
Total	$3,240	$1,232	$4,472

Three Months Ended June 30, 2019
Enterprise Solutions	$—	$2,519	$2,519
Industrial Solutions	—	—	—
Total	$—	$2,519	$2,519

Six Months Ended June 28, 2020
Enterprise Solutions	$835	$4,138	$4,973
Industrial Solutions	818	2,300	3,118
Total	$1,653	$6,438	$8,091

Six Months Ended June 30, 2019
Enterprise Solutions	$—	$2,519	$2,519
Industrial Solutions	—	—	—
Total	$—	$2,519	$2,519
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

The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In Thousands)
Cost of sales	$92	$300	$137	$300
Selling, general and administrative expenses	4,380	2,219	7,954	2,219
Total	$4,472	$2,519	$8,091	$2,519
Accrued Severance

The table below sets forth severance activity that occurred for the Cost Reduction Program as well as the SPC, Opterna and FutureLink Integration Program described above. The balances below are included in accrued liabilities (in thousands).

Balance at December 31, 2019	$19,575
New charges	2,529
Cash payments	(4,483)
Foreign currency translation	(89)
Other adjustments	(4,147)
Balance at March 29, 2020	$13,385
New charges	4,660
Cash payments	(4,795)
Foreign currency translation	(132)
Other adjustments	(1,420)
Balance at June 28, 2020	$11,698
The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken.

Note 12:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	June 28, 2020	December 31, 2019

	(In thousands)
Revolving credit agreement due 2022	$90,000	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	394,660	392,910
3.375% Senior subordinated notes due 2027	507,420	505,170
4.125% Senior subordinated notes due 2026	225,520	224,520
2.875% Senior subordinated notes due 2025	338,280	336,780
Total senior subordinated notes	1,465,880	1,459,380

Total gross long-term debt	1,555,880	1,459,380
Less unamortized debt issuance costs	(18,513)	(19,896)
Long-term debt	$1,537,367	$1,439,484

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

Due to the initial uncertainties arising from the COVID-19 pandemic and out of an abundance of caution, we borrowed $190.0 million and subsequently repaid $100.0 million on our Revolver during the second quarter. We also paid approximately $0.2 million of fees associated with the draw down on our Revolver, which is being amortized over the contractual term of the Revolver Credit Agreement using the effective interest method. As of June 28, 2020, we had $90.0 million of borrowings outstanding on the Revolver, and our available borrowing capacity was $177.8 million.
Senior Subordinated Notes
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of June 28, 2020 is $394.7 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of June 28, 2020 is $507.4 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of June 28, 2020 is $225.5 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.
We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of June 28, 2020 is $338.3 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of June 28, 2020 was approximately $1,414.2 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,465.9 million as of June 28, 2020. The carrying value of our revolver borrowings approximates fair value.

Note 13:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of June 28, 2020, €767.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the six months ended June 28, 2020 and June 30, 2019, the transaction gain associated with the net investment hedge reported in other comprehensive income was $18.2 million and $6.9 million, respectively. During the six months ended June 28, 2020, we de-designated €532.2 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €532.2 million of debt are reported in income from continuing operations.

Note 14:  Income Taxes
For the three and six months ended June 28, 2020, we recognized income tax expense of $0.4 million and $2.6 million, respectively, representing an effective tax rate of 11.2% and 12.5%, respectively. The effective tax rates were impacted by income tax benefits for certain foreign tax credits of $0.1 million and $1.2 million in the three and six months ended June 28, 2020, respectively. In March 2020, the Coronavirus Relief and Economic Security Act (CARES Act) was signed into law in the United States. We are still analyzing the provisions of the CARES Act to determine if there will be any impact to our income tax provision for the year.

For the three and six months ended June 30, 2019, we recognized income tax expense of $4.0 million and $10.1 million, respectively, representing an effective tax rate of 8.7% and 12.7%, respectively. The effective tax rates were impacted by an income tax benefit of $6.4 million as a result of changes in our estimated valuation allowance requirement related to foreign tax credits due to the restructuring of certain foreign operations. These effective rates are also reflective of the impact of more favorable statutory tax rates applied to the earnings of these foreign operations due to the restructuring efforts.
Note 15:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands)
Service cost	$892	$967	$8	$10
Interest cost	2,410	2,918	195	270
Expected return on plan assets	(4,004)	(4,020)	—	—
Amortization of prior service cost	45	40	—	—
Actuarial losses (gains)	673	281	(19)	(26)
Net periodic benefit cost	$16	$186	$184	$254

Six Months Ended
Service cost	$1,824	$1,974	$16	$19
Interest cost	4,747	5,878	397	542
Expected return on plan assets	(7,944)	(8,137)	—	—
Amortization of prior service cost	89	26	—	—
Actuarial losses (gains)	1,350	602	(38)	(51)
Net periodic benefit cost	$66	$343	$375	$510

Note 16:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands)
Net income (loss)	$(67,881)	$42,290	$(79,100)	$67,468
Foreign currency translation adjustments, net of $0.0 million, $0.4 million, $1.0 million, and $0.8 million tax, respectively	(44,671)	(16,904)	(22,881)	11,887
Adjustments to pension and postretirement liability, net of $0.1 million, $0.1 million, $0.2 million, and $0.1 million tax, respectively	372	251	755	470
Total comprehensive income (loss)	(112,180)	25,637	(101,226)	79,825
Less: Comprehensive income (loss) attributable to noncontrolling interests	171	130	(9)	107
Comprehensive income (loss) attributable to Belden	$(112,351)	$25,507	$(101,217)	$79,718
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2019	$(18,225)	$(45,193)	$(63,418)
Other comprehensive loss attributable to Belden before reclassifications	(22,878)	—	(22,878)
Amounts reclassified from accumulated other comprehensive income (loss)	—	755	755
Net current period other comprehensive gain (loss) attributable to Belden	(22,878)	755	(22,123)
Balance at June 28, 2020	$(41,103)	$(44,438)	$(85,541)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the six months ended June 28, 2020:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$942	(1)
Prior service cost	49	(1)
Total before tax	991
Tax benefit	(236)
Total net of tax	$755
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 15). The amounts in the table above include both continuing and discontinued operations.

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
Note 18: Share Repurchase
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended June 28, 2020, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $13.8 million and an average price per share of $35.80. During the six months ended June 28, 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83. During the three and six months ended June 30, 2019, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $22.8 million at an average price per share of $57.47.
Note 19: Subsequent Events

We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 for gross cash consideration of $120.0 million, or approximately $67.0 million net of cash delivered with the business. The cash consideration is subject to certain working capital adjustments. The sale also included deferred consideration consisting of a $175.0 million five-year seller’s note, up to $88 million in PIK (payment-in-kind) interest on the seller’s note over its five-year term, and $178.0 million in potential earn-out payments. As part of the transaction, we also invested $3.0 million for a 9% equity interest in Grass Valley with the right to put the equity back to Black Dragon Capital at any time on or before October 31, 2020. We deconsolidated Grass Valley as of July 2, 2020 and are accounting for our equity interest under the cost method.

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
Global Pandemic
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic. The outbreak of COVID-19 has resulted and will continue to result in significant economic disruption and has affected and will adversely affect our business in the future. We have experienced and expect to continue to experience reductions in customer demand in several of our end-markets. We expect that the social distancing measures, the reduced operational status of some of our suppliers and reductions in production at certain facilities will continue to have an adverse impact on our operations, and general business uncertainty will continue to negatively impact demand in several of our end-markets in the near future.
Our foremost focus has been on the health and safety of our employees and customers. In response to the outbreak, we have modified practices at our manufacturing locations and offices to adhere to guidance from the WHO, the U.S. Centers for Disease Control and Prevention and other local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization. We are approaching our response to this outbreak with a recognition that we provide essential and important products and services upon which our customers rely upon daily to support critical functions. Therefore, most, but not all, of our U.S. and global facilities have remained substantially operational during the outbreak while implementing enhanced safety protocols designed to protect the well-being of our employees.
The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. Unlike typical seasonal patterns in our business, revenues were down in the second quarter compared to the first quarter 2020. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. For both the three and six months ended June 28, 2020, approximately 44% of our consolidated revenues were to customers outside of the U.S.

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
Earnout Consideration Payment
During the six months ended June 28, 2020, we paid the sellers of Snell Advanced Media (SAM) the full earnout consideration of $31.4 million in cash as per the purchase agreement. SAM was acquired on February 8, 2018 and is included in the Grass Valley disposal group. See Note 1.
Grass Valley: Discontinued Operations Treatment, Impairment Charges, and Subsequent Q3 Sale

During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represents a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, has been reported within discontinued operations as of such time. As a result, the comparable prior period information has been recast to exclude the Grass Valley disposal group from continuing operations, with the exception of the Condensed Consolidated Cash Flow Statements. The Grass Valley disposal group excludes certain Grass Valley pension plans retained by Belden. During the three and six months ended June 28, 2020, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $89.8 million and $113.0 million, respectively. See Note 4.

We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 for gross cash consideration of $120.0 million, or approximately $67.0 million net of cash delivered with the business, plus various forms of deferred consideration. The cash consideration is subject to certain working capital adjustments. As part of the transaction, we also invested $3.0 million for a 9% equity interest in Grass Valley with the right to put the equity back to Black Dragon Capital at any time on or before October 31, 2020. We deconsolidated Grass Valley as of July 2, 2020 accordingly. See Note 19.

Segment Transfer
Effective January 1, 2020, we transferred our West Penn Wire business and multi-conductor product lines from the Enterprise Solutions segment to the Industrial Solutions segment as a result of a shift in responsibilities among the segments. We have recast the prior period segment information to conform to the change in the composition of reportable segments. See Note 5.

Cost Reduction Program
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $3.5 million and $3.0 million of severance and other restructuring costs for this program during the three and six months ended June 28, 2020, respectively. The cost reduction program is expected to deliver an estimated $60.0 million reduction in selling, general, and administrative expenses on an annual basis, of which $40.0 million is expected to be realized in 2020, with the full benefit materializing in 2021. We expect to incur incremental costs of approximately $22.0 million for this program. See Note 11.

SPC, Opterna and FutureLink Integration Program
In 2019, we began a restructuring program to integrate SPC, Opterna and FutureLink with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $0.9 million and $3.1 million of severance and other restructuring costs for this program during the three and six months ended June 28, 2020, respectively. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $1.5 million for this program. See Note 11.
Revolving Credit Agreement
Due to the initial uncertainties arising from the COVID-19 pandemic and out of an abundance of caution, we drew down $190.0 million and subsequently repaid $100.0 million under our Revolving Credit Agreement during the second quarter. Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility and matures on May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. As of June 28, 2020, we had $177.8 million of available borrowing capacity on the Revolver. See Note 12.
Share Repurchase Program
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the three months ended June 28, 2020, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $13.8 million and an average price per share of $35.80. During the six months ended June 28, 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83. See Note 18.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.
Critical Accounting Policies
During the six months ended June 28, 2020:
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

Results of Operations
Consolidated Income before Taxes

	Three Months Ended			Six Months Ended
	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change

	(In thousands, except percentages)
Revenues	$424,811	$548,352	(22.5)%	$888,337	$1,048,492	(15.3)%
Gross profit	149,940	205,072	(26.9)%	320,441	391,928	(18.2)%
Selling, general and administrative expenses	(91,703)	(102,454)	(10.5)%	(190,092)	(200,409)	(5.1)%
Research and development expenses	(25,090)	(24,775)	1.3%	(51,309)	(48,022)	6.8%
Amortization of intangibles	(16,017)	(19,068)	(16.0)%	(32,202)	(37,232)	(13.5)%
Operating income	17,130	58,775	(70.9)%	46,838	106,265	(55.9)%
Interest expense, net	(14,257)	(13,961)	2.1%	(27,581)	(27,949)	(1.3)%
Non-operating pension benefit	700	537	30.4%	1,399	1,140	22.7%
Income from continuing operations before taxes	3,573	45,351	(92.1)%	20,656	79,456	(74.0)%
Revenues decreased $123.5 million and $160.2 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019 due to the following factors:
•Lower sales volume due in part to changes in channel inventory levels resulted in a $119.2 million and $164.7 million decrease in revenues in the three and six months ended June 28, 2020, respectively.
•Copper prices had a $6.4 million and $10.8 million unfavorable impact on revenues in the three and six months ended June 28, 2020, respectively.
•Currency translation had a $4.8 million and $8.6 million unfavorable impact on revenues in the three and six months ended June 28, 2020, respectively.
•Acquisitions contributed an estimated $6.9 million and $23.9 million in revenues in the three and six months ended June 28, 2020, respectively.

Gross profit decreased $55.1 million and $71.5 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019 due to the decreases in revenues discussed above as well as unfavorable mix; partially offset by the impact of acquisitions.

Selling, general and administrative expenses decreased $10.8 million and $10.3 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019. For the three months ended June 28, 2020, benefits realized from our Cost Reduction Program as well as productivity improvement initiatives and currency translation contributed an estimated $13.7 million and $0.8 million decline in selling, general and administrative expenses, respectively; partially offset by a $2.2 million and $1.5 million increase from restructuring charges and acquisitions, respectively. For the six months ended June 28, 2020, benefits realized from our Cost Reduction Program as well as productivity improvement initiatives and currency translation contributed an estimated $19.9 million and $1.3 million decline in selling, general and administrative expenses, respectively; partially offset by a $5.8 million and $5.1 million increase from restructuring charges and acquisitions, respectively.
Research and development expenses increased $0.3 million and $3.3 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019 primarily due to increased investments in R&D projects as well as acquisitions.
Amortization of intangibles decreased $3.1 million and $5.0 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019 primarily due to certain intangible assets becoming fully amortized.
Operating income decreased $41.6 million and $59.4 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019 primarily as a result of the decline in gross profit discussed above.
Net interest expense remained relatively flat year-over-year, with an increase of $0.3 million and a decrease of $0.4 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019. The increase is the result of interest accrued on the Revolver borrowings during the second quarter of 2020, partially offset by currency translation. During the second quarter, we borrowed $190.0 million and subsequently repaid $100.0 million on our Revolver. See Note 12.

Income from continuing operations before taxes decreased $41.8 million and $58.8 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019 primarily due to the decline in operating income discussed above.
Income Taxes

	Three Months Ended		%	Six Months Ended		%
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change

	(In thousands, except percentages)
Income before taxes	$3,573	$45,351	(92.1)%	$20,656	$79,456	(74.0)%
Income tax expense	400	3,956	(89.9)%	2,592	10,126	(74.4)%
Effective tax rate	11.2%	8.7%		12.5%	12.7%
For the three and six months ended June 28, 2020, we recognized income tax expense of $0.4 million and $2.6 million, respectively, representing an effective tax rate of 11.2% and 12.5%, respectively. The effective tax rates were impacted by income tax benefits for certain foreign tax credits of $0.1 million and $1.2 million in the three and six months ended June 28, 2020, respectively. In March 2020, the Coronavirus Relief and Economic Security Act (CARES Act) was signed into law in the United States. We are still analyzing the provisions of the CARES Act to determine if there will be any impact to our income tax provision for the year.

For the three and six months ended June 30, 2019, we recognized income tax expense of $4.0 million and $10.1 million, respectively, representing an effective tax rate of 8.7% and 12.7%, respectively. The effective tax rates were impacted by an income tax benefit of $6.4 million as a result of changes in our estimated valuation allowance requirement related to foreign tax credits due to the restructuring of certain foreign operations. These effective rates are also reflective of the impact of more favorable statutory tax rates applied to the earnings of these foreign operations due to the restructuring efforts.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended		%	Six Months Ended		%
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change

	(In thousands, except percentages)
Adjusted Revenues	$424,811	$548,352	(22.5)%	$888,337	$1,048,492	(15.3)%
Adjusted EBITDA	49,142	91,588	(46.3)%	109,985	168,007	(34.5)%
as a percent of adjusted revenues	11.6%	16.7%		12.4%	16.0%
Adjusted Revenues decreased $123.5 million and $160.2 million in the three and six months ended June 28, 2020 from the comparable periods of 2019 due to the following factors:
•Lower sales volume due in part to changes in channel inventory levels resulted in a $119.2 million and $164.7 million decrease in revenues in the three and six months ended June 28, 2020, respectively.
•Copper prices had a $6.4 million and $10.8 million unfavorable impact on revenues in the three and six months ended June 28, 2020, respectively.
•Currency translation had a $4.8 million and $8.6 million unfavorable impact on revenues in the three and six months ended June 28, 2020, respectively.
•Acquisitions contributed an estimated $6.9 million and $23.9 million in revenues in the three and six months ended June 28, 2020, respectively.

Adjusted EBITDA decreased $42.4 million and $58.0 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019 primarily as a result of the decrease in Adjusted Revenues discussed above.

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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

	(In thousands, except percentages)
GAAP and adjusted revenues	$424,811	$548,352	$888,337	$1,048,492

GAAP net income (loss)	$(67,881)	$42,290	$(79,100)	$67,468
Loss (income) from discontinued operations, net of tax	71,054	(895)	97,164	1,862
Amortization of intangible assets	16,017	19,068	32,202	37,232
Interest expense, net	14,257	13,961	27,581	27,949
Depreciation expense	10,332	9,908	20,614	20,011
Severance, restructuring, and acquisition integration costs (1)	4,472	2,519	8,091	2,519
Income tax expense	400	3,956	2,592	10,126
Amortization of software development intangible assets	386	63	716	122
Purchase accounting effects related to acquisitions (2)	105	718	125	718
Adjusted EBITDA	$49,142	$91,588	$109,985	$168,007

GAAP net income (loss) margin	(16.0)%	7.7%	(8.9)%	6.4%
Adjusted EBITDA margin	11.6%	16.7%	12.4%	16.0%

(1) See Note 11, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the three and six months ended June 28, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition. During the three and six months ended June 30, 2019, we recognized expenses related to the earnout consideration for the SAM acquisition as well as cost of sales for the adjustment of acquired inventory to fair value for the Opterna and FutureLink acquisitions.

Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		%	Six Months Ended		%
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change

	(In thousands, except percentages)
Segment Revenues	$203,374	$245,325	(17.1)%	$415,587	$452,408	(8.1)%
Segment EBITDA	22,231	35,571	(37.5)%	46,943	57,206	(17.9)%
as a percent of segment revenues	10.9%	14.5%		11.3%	12.6%
Enterprise Solutions revenues decreased $42.0 million and $36.8 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019. As compared to the year ago period, for the three months ended June 28, 2020, decreases in volume, lower copper prices, and unfavorable currency translation contributed $45.2 million, $2.4 million, and $1.3 million, respectively, to the decline in revenues; partially offset by acquisitions which grew revenues by $6.9 million. For the six months ended June 28, 2020, decreases in volume, lower copper prices, and unfavorable currency translation contributed $54.2 million, $4.4 million, and $2.1 million, respectively, to the decline in revenues; partially offset by acquisitions which grew revenues by $23.9 million over the year ago period.
Enterprise Solutions EBITDA decreased $13.3 million and $10.3 million in the three and six months ended June 28, 2020, respectively, compared to the year ago periods primarily as a result of the decrease in revenues discussed above.
Industrial Solutions

	Three Months Ended		%	Six Months Ended		%
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change

	(In thousands, except percentages)
Segment Revenues	$221,437	$303,027	(26.9)%	$472,750	$596,084	(20.7)%
Segment EBITDA	26,449	55,744	(52.6)%	61,976	110,408	(43.9)%
as a percent of segment revenues	11.9%	18.4%		13.1%	18.5%
Industrial Solutions revenues decreased $81.6 million and $123.3 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019. The decrease in revenues in the three months ended June 28, 2020 from the comparable period of 2019 was primarily due to decreases in volume, lower copper prices, and unfavorable currency translation, which had an estimated impact of $74.1 million, $4.0 million, and $3.5 million, respectively. The decrease in revenues in the six months ended June 28, 2020 from the comparable period of 2019 was primarily due to decreases in volume, unfavorable currency translation, and lower copper prices, which had an estimated impact of $110.4 million, $6.5 million, and $6.4 million, respectively. The decrease in volume was due in part to declines in the levels of inventory at our channel partners during the six months ended June 28, 2020.
Industrial Solutions EBITDA decreased $29.3 million and $48.4 million in the three and six months ended June 28, 2020, respectively, from the comparable periods of 2019 primarily as a result of the decline in revenues discussed above.
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

The following table is derived from our Condensed Consolidated Cash Flow Statements and includes the results and cash flow activity of Grass Valley consistent with the Condensed Consolidated Cash Flow Statements:

	Six Months Ended
	June 28, 2020	June 30, 2019

	(In thousands)
Net cash provided by (used for):
Operating activities	$(12,130)	$21,645
Investing activities	(38,054)	(101,267)
Financing activities	19,959	(46,438)
Effects of currency exchange rate changes on cash and cash equivalents	(2,620)	693
Decrease in cash and cash equivalents	(32,845)	(125,367)
Cash and cash equivalents, beginning of period	425,885	420,610
Cash and cash equivalents, end of period	$393,040	$295,243

Operating cash flows were a use of cash of $12.1 million in the six months ended June 28, 2020 as compared to a source of cash of $21.6 million in the six months ended June 30, 2019. Operating cash flows declined $33.8 million in the six months ended June 28, 2020 as compared to the year ago period primarily due to the decreases in revenues and income discussed above.

Net cash used for investing activities totaled $38.1 million in the six months ended June 28, 2020, compared to $101.3 million in the six months ended June 30, 2019. Investing activities for the six months ended June 28, 2020 included capital expenditures of $41.7 million compared to $50.8 million in the comparable period of 2019. The six months ended June 28, 2020 also included $3.1 million of proceeds from the sale of tangible property and the receipt of $0.6 million related to a working capital adjustment for the acquisition of SPC. The six months ended June 30, 2019 included payments, net of cash acquired for acquisitions of $50.5 million primarily for the acquisition of Opterna.
Net cash provided by financing activities totaled $20.0 million for the six months ended June 28, 2020, compared to a use of cash of $46.4 million for the six months ended June 30, 2019. Financing activities for the six months ended June 28, 2020 included borrowings on our revolver of $190.0 million, repayments of our revolver borrowings of $100.0 million, payments under our share repurchase program of $35.0 million, earnout consideration payments of $29.3 million, cash dividend payments of $4.6 million, and net payments related to share based compensation activities of $1.1 million. Financing activities for the six months ended June 30, 2019 included payments under our share repurchase program of $22.8 million, cash dividend payments of $21.4 million, and net payments related to share based compensation activities of $2.0 million.
Our cash and cash equivalents balance, including discontinued operations, was $393.0 million as of June 28, 2020. Of this amount, $195.0 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of June 28, 2020 consisted of $1,465.9 million of senior subordinated notes. Furthermore, as of June 28, 2020, we also had borrowings of $90.0 million outstanding on our Revolver, with an additional $177.8 million of available borrowing capacity under our Revolver. Additional discussion regarding our various borrowing arrangements is included in Note 12 to the Condensed Consolidated Financial Statements.

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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of June 28, 2020.

	Principal Amount by Expected Maturity			Fair
	2020	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$394,660	$394,660	$384,174
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$507,420	$507,420	$487,402
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$225,520	$225,520	$224,636
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$338,280	$338,280	$318,007
Average interest rate		2.875%
Total			$1,465,880	$1,414,219
Item 7A of our 2019 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2019, and our debt, excluding the Revolver, is fixed at an average interest rate of 3.5% with no maturities until 2025 to 2028. We have no maintenance covenants on our outstanding debt. Our only covenant is an incurrence covenant, which limits our ability to take on additional debt if EBITDA drops below a certain threshold.
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
Item 1A:      Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in our Form 8-K filed on June 12, 2020. There may be additional risks that impact our business that we currently do not recognize as, or that are not currently, material to our business.
Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding our stock repurchases for the three months ended June 28, 2020 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Balance at March 29, 2020				$228,761
March 30, 2020 through May 3, 2020	384	$35.80	384	215,000
May 4, 2020 through May 31, 2020	—	—	—	215,000
June 1, 2020 through June 28, 2020	—	—	—	215,000
Total	384	$35.80	384	$215,000

(1) In November 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable security laws and other regulations. This program is funded with cash on hand and cash flows from operating activities.
During the three months ended June 28, 2020, we repurchased 0.4 million shares of our common stock under the share repurchase program for an aggregate cost of $13.8 million and an average price per share of $35.80. During the six months ended June 28, 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83.

Item 6:        Exhibits
Exhibits

Exhibit 4.1	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.DEF	Definition Linkbase Document

Exhibit 101.PRE	Presentation Linkbase Document

Exhibit 101.LAB	Labels Linkbase Document

Exhibit 101.CAL	Calculation Linkbase Document

Exhibit 101.SCH	Schema Document

Exhibit 101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date:	August 3, 2020	By:	/s/ Roel Vestjens

Roel Vestjens
President and Chief Executive Officer

Date:	August 3, 2020	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	August 3, 2020	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer