Form 10-Q
period 2020-09-27
BELDEN INC.
filed 2020-11-02
CIK 913142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q
_________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
Commission File No. 001-12561
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
As of October 28, 2020, the Registrant had 44,609,972 outstanding shares of common stock.

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
BELDEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$391,497	$407,480
Receivables, net	331,232	334,634
Inventories, net	244,815	231,333
Other current assets	39,211	29,172
Current assets of discontinued operations	—	375,135
Total current assets	1,006,755	1,377,754
Property, plant and equipment, less accumulated depreciation	347,668	345,918
Operating lease right-of-use assets	57,380	62,251
Goodwill	1,247,432	1,243,669
Intangible assets, less accumulated amortization	294,592	339,505
Deferred income taxes	29,845	25,216
Other long-lived assets	52,410	12,446
	$3,036,082	$3,406,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211,269	$268,466
Accrued liabilities	246,513	283,799
Current liabilities of discontinued operations	—	170,279
Total current liabilities	457,782	722,544
Long-term debt	1,500,716	1,439,484
Postretirement benefits	130,581	136,227
Deferred income taxes	48,896	48,725
Long-term operating lease liabilities	49,209	55,652
Other long-term liabilities	50,311	38,308
Stockholders’ equity:
Common stock	503	503
Additional paid-in capital	818,661	811,955
Retained earnings	446,198	518,004
Accumulated other comprehensive loss	(137,458)	(63,418)
Treasury stock	(335,508)	(307,197)
Total Belden stockholders’ equity	792,396	959,847
Noncontrolling interests	6,191	5,972
Total stockholders’ equity	798,587	965,819
	$3,036,082	$3,406,759
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands, except per share data)
Revenues	$475,839	$533,098	$1,364,176	$1,581,590
Cost of sales	(308,247)	(334,293)	(876,143)	(990,857)
Gross profit	167,592	198,805	488,033	590,733
Selling, general and administrative expenses	(85,037)	(98,245)	(275,129)	(298,654)
Research and development expenses	(30,324)	(23,992)	(81,633)	(72,014)
Amortization of intangibles	(16,104)	(19,026)	(48,306)	(56,258)
Operating income	36,127	57,542	82,965	163,807
Interest expense, net	(15,607)	(14,002)	(43,188)	(41,951)
Non-operating pension benefit	680	544	2,079	1,684
Income from continuing operations before taxes	21,200	44,084	41,856	123,540
Income tax expense	(631)	(6,053)	(3,223)	(16,179)
Income from continuing operations	20,569	38,031	38,633	107,361
Loss from discontinued operations, net of tax	(6,231)	(335,046)	(103,395)	(336,908)
Gain on disposal of discontinued operations, net of tax	2,743	—	2,743	—
Net income (loss)	17,081	(297,015)	(62,019)	(229,547)
Less: Net income (loss) attributable to noncontrolling interest	85	(6)	79	60
Net income (loss) attributable to Belden	16,996	(297,009)	(62,098)	(229,607)
Less: Preferred stock dividends	—	971	—	18,437
Net income (loss) attributable to Belden common stockholders	$16,996	$(297,980)	$(62,098)	$(248,044)
Weighted average number of common shares and equivalents:
Basic	44,567	44,444	44,834	41,090
Diluted	44,709	44,610	44,968	41,299
Basic income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$0.46	$0.83	$0.86	$2.16
Discontinued operations attributable to Belden common stockholders	(0.14)	(7.54)	(2.31)	(8.20)
Disposal of discontinued operations attributable to Belden common stockholders	0.06	—	0.06	—
Net income (loss) per share attributable to Belden common stockholders	$0.38	$(6.70)	$(1.39)	$(6.04)
Diluted income (loss) per share attributable to Belden common stockholders:
Continuing operations attributable to Belden common stockholders	$0.46	$0.83	$0.86	$2.15
Discontinued operations attributable to Belden common stockholders	(0.14)	(7.54)	(2.31)	(8.20)
Disposal of discontinued operations attributable to Belden common stockholders	0.06	—	0.06	—
Net income (loss) per share attributable to Belden common stockholders	$0.38	$(6.70)	$(1.39)	$(6.04)

Comprehensive loss attributable to Belden	$(34,921)	$(263,530)	$(136,138)	$(183,811)

Common stock dividends declared per share	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019

	(In thousands)
Cash flows from operating activities:
Net loss	$(62,019)	$(229,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment of discontinued operations	113,007	342,146
Depreciation and amortization	80,620	108,328
Share-based compensation	13,650	12,115
Gain on disposal of business	(2,743)	—
Changes in operating assets and liabilities, net of the effects of currency exchange rate changes, acquired businesses and disposals:
Receivables	35,645	6,002
Inventories	(9,327)	32,261
Accounts payable	(69,579)	(78,346)
Accrued liabilities	(11,646)	(70,368)
Income taxes	(30,416)	(19,650)
Other assets	1,860	(9,088)
Other liabilities	(20,363)	(4,336)
Net cash provided by operating activities	38,689	89,517
Cash flows from investing activities:
Capital expenditures	(56,809)	(74,068)
Cash from business acquisitions, net of cash acquired	590	(50,951)
Proceeds from disposal of tangible assets	3,090	19
Proceeds from disposal of business, net of cash sold	50,051	—
Net cash used for investing activities	(3,078)	(125,000)
Cash flows from financing activities:
Borrowings on revolver	190,000	—
Payments under borrowing arrangements	(190,000)	—
Payments under share repurchase program	(35,000)	(50,000)
Payment of earnout consideration	(29,300)	—
Cash dividends paid	(6,800)	(32,153)
Withholding tax payments for share-based payment awards	(1,331)	(2,063)
Other	(154)	(232)
Net cash used for financing activities	(72,585)	(84,448)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,586	(3,937)
Decrease in cash and cash equivalents	(34,388)	(123,868)
Cash and cash equivalents, beginning of period	425,885	420,610
Cash and cash equivalents, end of period	$391,497	$296,742

For all periods presented, the Condensed Consolidated Cash Flow Statement includes the results of the Grass Valley disposal group up to the disposal date, July 2, 2020.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BELDEN INC.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Belden Inc. Stockholders
			Additional				Accumulated Other	Non-controlling
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 31, 2019	50,335	$503	$811,955	$518,004	(4,877)	$(307,197)	$(63,418)	$5,972	$965,819
Cumulative effect of change in accounting principle	—	—	—	(2,916)	—	—	—	—	(2,916)
Net loss	—	—	—	(11,189)	—	—	—	(30)	(11,219)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,323	(150)	22,173
Exercise of stock options, net of tax withholding forfeitures	—	—	(542)	—	7	370	—	—	(172)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(2,631)	—	29	1,800	—	—	(831)
Share repurchase program	—	—	—	—	(592)	(21,239)	—	—	(21,239)
Share-based compensation	—	—	3,708	—	—	—	—	—	3,708
Common stock dividends ($0.05 per share)	—	—	—	(2,288)	—	—	—	—	(2,288)
Balance at March 29, 2020	50,335	$503	$812,490	$501,611	(5,433)	$(326,266)	$(41,095)	$5,792	$953,035
Net income (loss)	—	—	—	(67,905)	—	—	—	24	(67,881)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(44,446)	147	(44,299)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,598)	—	27	1,543	—	—	(55)
Share repurchase program	—	—	—	—	(384)	(13,761)	—	—	(13,761)
Share-based compensation	—	—	5,090	—	—	—	—	—	5,090
Common stock dividends ($0.05 per share)	—	—	—	(2,247)	—	—	—	—	(2,247)
Balance at June 28, 2020	50,335	$503	$815,982	$431,459	(5,790)	$(338,484)	$(85,541)	$5,963	$829,882
Net income	—	—	—	16,996	—	—	—	85	17,081
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(51,917)	143	(51,774)
Retirement Savings Plan stock contributions	—	—	(747)	—	33	1,823	—	—	1,076
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	(1,426)	—	17	1,153	—	—	(273)
Share-based compensation	—	—	4,852	—	—	—	—	—	4,852
Common stock dividends ($0.05 per share)	—	—	—	(2,257)	—	—	—	—	(2,257)
Balance at September 27, 2020	50,335	$503	$818,661	$446,198	(5,740)	$(335,508)	$(137,458)	$6,191	$798,587

		Belden Inc. Stockholders
	Mandatory Convertible				Additional				Accumulated Other	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Total
		(In thousands)
Balance at December 31, 2018	52	$1	50,335	$503	$1,139,395	$922,000	(10,939)	$(599,845)	$(74,907)	$441	$1,387,588
Net income (loss)	—	—	—	—	—	25,202	—	—	—	(24)	25,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	29,009	1	29,010
Exercise of stock options, net of tax withholding forfeitures	—	—	—	—	(54)	—	1	16	—	—	(38)
Conversion of restricted stock units into common stock, net of tax withholding forfeitures	—	—	—	—	(2,570)	—	58	668	—	—	(1,902)
Share-based compensation	—	—	—	—	2,216	—	—	—	—	—	2,216
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,990)	—	—	—	—	(1,990)
Balance at March 31, 2019	52	$1	50,335	$503	$1,138,987	$936,479	(10,880)	$(599,161)	$(45,898)	$418	$1,431,329
Net income	—	—	—	—	—	42,200	—	—	—	90	42,290
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(16,693)	40	(16,653)
Acquisition of business with noncontrolling interest	—	—	—	—	—	—	—	—	—	4,775	4,775
Exercise of stock options, net of tax witholding forfeitures	—	—	—	—	(10)	—	—	2	—	—	(8)
Conversion of restricted stock units into common stock, net of tax witholding forfeitures	—	—	—	—	(861)	—	29	807	—	—	(54)
Share repurchase program	—	—	—	—	—	—	(397)	(22,815)	—	—	(22,815)
Share-based compensation	—	—	—	—	5,378	—	—	—	—	—	5,378
Preferred stock dividends ($168.75 per share)	—	—	—	—	—	(8,733)	—	—	—	—	(8,733)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(1,976)	—	—	—	—	(1,976)
Balance at June 30, 2019	52	$1	50,335	$503	$1,143,494	$967,970	(11,248)	$(621,167)	$(62,591)	$5,323	$1,433,533
Net income	—	—	—	—	—	(297,009)	—	—	—	(6)	(297,015)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	33,480	373	33,853
Adjustment to acquisition of business with noncontrolling interest	—	—	—	—	—	—	—	—	—	420	420
Exercise of stock options, net of tax witholding forfeitures	—	—	—	—	(25)	—	1	11	—	—	(14)
Conversion of restricted stock units into common stock, net of tax witholding forfeitures	—	—	—	—	(115)	—	2	70	—	—	(45)
Share repurchase program	—	—	—	—	—	—	(493)	(27,185)	—	—	(27,185)
Share-based compensation	—	—	—	—	4,521	—	—	—	—	—	4,521
Preferred stock conversion	(52)	(1)	—	—	(340,788)	—	6,857	340,789	—	—	—
Preferred stock dividends ($18.76 per share)	—	—	—	—	—	(971)	—	—	—	—	(971)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(2,287)	—	—	—	—	(2,287)
Balance at September 29, 2019	—	$—	50,335	$503	$807,087	$667,703	(4,881)	$(307,482)	$(29,111)	$6,110	$1,144,810

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
Reporting Periods
Our fiscal year and fiscal fourth quarter both end on December 31. Our fiscal first quarter ends on the Sunday falling closest to 91 days after December 31, which was March 29, 2020, the 89th day of our fiscal year 2020. Our fiscal second and third quarters each have 91 days. The nine months ended September 27, 2020 and September 29, 2019 included 271 and 272 days, respectively.
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
As of and during the three and nine months ended September 27, 2020 and September 29, 2019, we utilized Level 1 inputs to determine the fair value of cash equivalents, and we utilized Level 2 and Level 3 inputs to determine the fair value of net assets acquired in business combinations (see Note 3) and for impairment testing (see Notes 4 and 10). We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 27, 2020 and September 29, 2019.

Cash and Cash Equivalents
We classify cash on hand and deposits in banks, including commercial paper, money market accounts, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. We periodically have cash equivalents consisting of short-term money market funds and other investments. As of September 27, 2020, we did not have any such cash equivalents on hand. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes.
During the nine months ended September 27, 2020, we paid the sellers of Snell Advanced Media (SAM) the full earnout consideration of $31.4 million in cash in accordance with the purchase agreement. SAM was acquired on February 8, 2018 and is included in the Grass Valley disposal group.
Due to the initial uncertainties arising from the COVID-19 pandemic and out of an abundance of caution, we borrowed $190.0 million on our Revolver at the beginning of the second quarter. As a result of improving and sufficient cash flow and liquidity throughout the year, we subsequently repaid the entire $190.0 million during the nine months ended September 27, 2020; $90.0 million of which was during the three months ended September 27, 2020. See Note 12.
Contingent Liabilities
We have established liabilities for environmental and legal contingencies that are probable of occurrence and reasonably estimable, the amounts of which are currently not material. We accrue environmental remediation costs based on estimates of known environmental remediation exposures developed in consultation with our environmental consultants and legal counsel. We are, from time to time, subject to routine litigation incidental to our business. These lawsuits primarily involve claims for damages arising out of the use of our products, allegations of patent or trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Based on facts currently available, we believe the disposition of the claims that are pending or asserted will not have a material adverse effect on our financial position, results of operations, or cash flow.
As of September 27, 2020, we were party to standby letters of credit, bank guaranties, and surety bonds totaling $5.9 million, $4.1 million, and $3.3 million, respectively.
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
Noncontrolling Interest
We have a 51% ownership percentage in a joint venture with Shanghai Hi-Tech Control System Co, Ltd (Hite). The purpose of the joint venture is to develop and provide certain Industrial Solutions products and integrated solutions to customers in China. Belden and Hite are committed to fund $1.53 million and $1.47 million, respectively, to the joint venture in the future. The joint venture is determined to not have sufficient equity at risk; therefore, it is considered a variable interest entity. We have determined that Belden is the primary beneficiary of the joint venture, due to both our ownership percentage and our control over the activities of the joint venture that most significantly impact its economic performance based on the terms of the joint venture agreement with Hite. Because Belden is the primary beneficiary of the joint venture, we have consolidated the joint venture in our financial statements. The results of the joint venture attributable to Hite’s ownership are presented as net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The joint venture is not material to our Condensed Consolidated financial statements as of or for the periods ended September 27, 2020 and September 29, 2019.

Furthermore, certain subsidiaries of our Opterna business, which we acquired in April of 2019 include noncontrolling interests. Because we have a controlling financial interest in these subsidiaries, they are consolidated into our financial statements. The results of these subsidiaries were consolidated into our financial statements as of the acquisition date. The results that are attributable to the noncontrolling interest holders are presented as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations. An immaterial amount of Opterna's annual revenues are generated from transactions with the noncontrolling interests. The subsidiaries of Opterna that include noncontrolling interests are not material to our Condensed Consolidated financial statements as of or for the periods ended September 27, 2020 and September 29, 2019.
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
The following tables present our revenues disaggregated by major product category.

	Broadband & 5G	Cyber-security	Industrial Automation	Smart Buildings	Total Revenues

Three Months Ended September 27, 2020	(In thousands)
Enterprise Solutions	$115,149	$—	$—	$113,948	$229,097
Industrial Solutions	—	27,384	219,358	—	246,742
Total	$115,149	$27,384	$219,358	$113,948	$475,839

Three Months Ended September 29, 2019
Enterprise Solutions	$107,067	$—	$—	$140,169	$247,236
Industrial Solutions	—	29,760	256,102	—	285,862
Total	$107,067	$29,760	$256,102	$140,169	$533,098

Nine Months Ended September 27, 2020
Enterprise Solutions	$318,765	$—	$—	$325,919	$644,684
Industrial Solutions	—	78,829	640,663	—	719,492
Total	$318,765	$78,829	$640,663	$325,919	$1,364,176

Nine Months Ended September 29, 2019
Enterprise Solutions	$287,338	$—	$—	$412,306	$699,644
Industrial Solutions	—	96,054	785,892	—	881,946
Total	$287,338	$96,054	$785,892	$412,306	$1,581,590

The following tables present our revenues disaggregated by geography, based on the location of the customer purchasing the product.

	Americas	EMEA	APAC	Total Revenues

Three Months Ended September 27, 2020	(In thousands)
Enterprise Solutions	$170,734	$30,185	$28,178	$229,097
Industrial Solutions	148,421	59,180	39,141	246,742
Total	$319,155	$89,365	$67,319	$475,839

Three Months Ended September 29, 2019
Enterprise Solutions	$183,183	$36,065	$27,988	$247,236
Industrial Solutions	175,869	68,386	41,607	285,862
Total	$359,052	$104,451	$69,595	$533,098

Nine Months Ended September 27, 2020
Enterprise Solutions	$481,007	$92,197	$71,480	$644,684
Industrial Solutions	429,461	182,406	107,625	719,492
Total	$910,468	$274,603	$179,105	$1,364,176

Nine Months Ended September 29, 2019
Enterprise Solutions	$508,616	$106,823	$84,205	$699,644
Industrial Solutions	544,780	219,105	118,061	881,946
Total	$1,053,396	$325,928	$202,266	$1,581,590

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
The amount of consideration we receive and revenue we recognize varies due to rebates, returns, and price adjustments. We estimate the expected rebates, returns, and price adjustments based on an analysis of historical experience, anticipated sales demand, and trends in product pricing. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Adjustments to revenue for performance obligations satisfied in prior periods were not significant during the three and nine months ended September 27, 2020 and September 29, 2019.
The following table presents estimated and accrued variable consideration:

	September 27, 2020	September 29, 2019

	(in thousands)
Accrued rebates	$25,085	$29,430
Accrued returns	12,001	10,292
Price adjustments recognized against gross accounts receivable	27,234	29,908
Depending on the terms of an arrangement, we may defer the recognition of some or all of the consideration received because we have to satisfy a future obligation. Consideration allocated to support services under a support and maintenance contract is typically paid in advance and recognized ratably over the term of the service. Consideration allocated to professional services is typically recognized when or as the services are performed depending on the terms of the arrangement. As of September 27, 2020, total deferred revenue was $70.2 million, and of this amount, $46.1 million is expected to be recognized within the next twelve months, and the remaining $24.1 million is long-term and is expected to be recognized over a period greater than twelve months.

The following table presents deferred revenue activity:

	2020	2019

	(In thousands)
Beginning balance	$70,070	$72,358
New deferrals	23,830	26,033
Revenue recognized	(24,415)	(32,168)
Balance at March 29, 2020	69,485	66,223
New deferrals	21,322	21,892
Revenue recognized	(22,200)	(24,807)
Balance at June 28, 2020	68,607	63,308
New deferrals	22,243	21,937
Revenue recognized	(20,649)	(25,063)
Balance at September 27, 2020	$70,201	$60,182
We expense sales commissions as incurred when the duration of the related revenue arrangement is one year or less. We capitalize sales commissions in other current and long-lived assets on our balance sheet when the original duration of the related revenue arrangement is longer than one year, and we amortize it over the related revenue arrangement period.
Total capitalized sales commissions was $4.6 million as of September 27, 2020 and $3.0 million as of September 29, 2019. The following table presents sales commissions that are recorded within selling, general and administrative expenses:

	Three Months ended		Nine Months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands)
Sales commissions	$4,240	$4,535	$12,270	$14,079

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

We did not record any material measurement-period adjustments in the nine months ended September 27, 2020.
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

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019

	(In thousands, except per share data)
	(Unaudited)
Revenues	$533,098	$1,590,206
Net income from continuing operations attributable to Belden common stockholders	39,721	91,459
Diluted income from continuing operations per share attributable to Belden common stockholders	$0.89	$2.21
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
During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. Furthermore, we determined a divestiture of Grass Valley represented a strategic shift that is expected to have a major impact on our operations and financial results. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, is reported within discontinued operations. The Grass Valley disposal group excludes certain Grass Valley pension liabilities that we retained. We also ceased depreciating and amortizing the assets of the disposal group once they met the held for sale criteria during the fourth quarter of 2019.

We wrote down the carrying value of Grass Valley and recognized asset impairments totaling $113.0 million and $342.1 million in the nine months ended September 27, 2020 and September 29, 2019, respectively. We determined the estimated fair values of the assets and of the reporting unit by calculating the present values of their estimated future cash flows.

We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 and recognized a gain of $2.7 million, net of a $2.0 million income tax benefit. The terms of the sale included gross cash consideration of $120.0 million, or approximately $59.5 million net of cash delivered with the business and certain preliminary working capital adjustments. The sale also included deferred consideration consisting of a $175.0 million seller’s note that matures in 2025, up to $88 million in PIK (payment-in-kind) interest on the seller’s note, and $178.0 million in potential earnout payments. Based upon a third party valuation specialist using certain assumptions in a Monte Carlo analysis, the estimated fair value of the seller’s note is $34.9 million, which we recorded in Other Long-Lived Assets. We accounted for the earnout under a loss recovery approach and did not record an asset as of the disposal date. Any subsequent recognition of an earnout will be based on the gain contingency guidance.

As part of the transaction, we also invested $3.0 million for a 9% equity interest in Grass Valley with the right to put the equity back to Black Dragon Capital at any time on or before October 31, 2020. On October 23, 2020, we notified Black Dragon Capital that we are exercising our right to put the equity back to them. We expect to finalize the sale of our equity interest during the fourth quarter of 2020. We deconsolidated Grass Valley as of July 2, 2020 and are accounting for our equity interest under the cost method. Our equity interest is recorded in Other Long-Lived Assets.

The seller’s note accrues PIK interest at an annual rate of 8.5%. During the three months ended September 27, 2020, the seller’s note accrued interest of $3.6 million, which we reserved for based on our expected loss allowance methodology.

We are performing certain services for Grass Valley under a transition services agreement. During the three months ended September 27, 2020, the amount of transition services totaled $1.0 million, which we expect to collect in 2021.

The following table summarizes the operating results of the disposal group up to the July 2, 2020 disposal date for the three and nine months ended September 27, 2020 and September 29, 2019, respectively:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands)
Revenues	$1,334	$87,221	$109,195	$263,434
Cost of sales	(1,008)	(50,622)	(70,199)	(153,012)
Gross profit	326	36,599	38,996	110,422
Selling, general and administrative expenses	(574)	(21,924)	(37,435)	(66,785)
Research and development expenses	(610)	(7,360)	(15,083)	(28,526)
Amortization of intangibles	—	(3,218)	—	(11,695)
Asset impairment of discontinued operations	—	(342,146)	(113,007)	(342,146)
Interest expense, net	(12)	(198)	(432)	(611)
Non-operating pension benefit (cost)	27	(55)	(169)	(166)
Loss before taxes	$(843)	$(338,302)	$(127,130)	$(339,507)

The disposal group had capital expenditures of approximately $0.3 million and $16.7 million during the three and nine months ended September 27, 2020, respectively; and $8.3 million and $22.8 million during the three and nine months ended September 29, 2019, respectively.

The disposal group recognized credits to stock-based compensation of $0.0 million and $0.9 million during the three and nine months ended September 27, 2020, respectively. The disposal group incurred stock based compensation expense of $0.2 million and $0.8 million during the three and nine months ended September 29, 2019, respectively.

The disposal group did not have any significant non-cash charges for investing activities during the three and nine months ended September 27, 2020 or September 29, 2019.

The following table provides the major classes of assets and liabilities of the disposal group as of December 31, 2019:

December 31, 2019

(In thousands)
Assets:
Cash and cash equivalents	$18,405
Receivables, net	117,386
Inventories, net	55,002
Other current assets	35,187
Plant, property, and equipment, less accumulated depreciation	61,233
Operating lease right-of-use assets	16,902
Goodwill	26,707
Intangible assets, less accumulated depreciation	143,459
Deferred income taxes	59,560
Other long-lived assets	21,652
Impairment of disposal group	(180,358)
Total Assets of discontinued operations	$375,135
Liabilities:
Accounts payable	$52,425
Accrued liabilities	83,349
Postretirement benefits	6,224
Deferred income taxes	2,740
Long-term operating lease liabilities	20,459
Other long-term liabilities	5,082
Total Liabilities of discontinued operations	$170,279

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

	Enterprise Solutions	Industrial Solutions	Total Segments

	(In thousands)
As of and for the three months ended September 27, 2020
Segment revenues	$229,097	$246,742	$475,839
Affiliate revenues	231	10	241
Segment EBITDA	26,250	38,391	64,641
Depreciation expense	5,005	5,450	10,455
Amortization of intangibles	5,408	10,696	16,104
Amortization of software development intangible assets	73	456	529
Severance, restructuring, and acquisition integration costs	1,337	20	1,357
Segment assets	519,142	486,110	1,005,252
As of and for the three months ended September 29, 2019
Segment revenues	$247,236	$285,862	$533,098
Affiliate revenues	753	2	755
Segment EBITDA	35,868	54,849	90,717
Depreciation expense	4,919	5,060	9,979
Amortization of intangibles	6,269	12,757	19,026
Amortization of software development intangible assets	49	36	85
Severance, restructuring, and acquisition integration costs	3,047	—	3,047
Purchase accounting effects of acquisitions	(186)	—	(186)
Segment assets	517,448	501,278	1,018,726
As of and for the nine months ended September 27, 2020
Segment revenues	$644,684	$719,492	$1,364,176
Affiliate revenues	940	30	970
Segment EBITDA	73,193	100,367	173,560
Depreciation expense	15,208	15,861	31,069
Amortization of intangibles	16,266	32,040	48,306
Amortization of software development intangible assets	184	1,061	1,245
Severance, restructuring, and acquisition integration costs	6,310	3,138	9,448
Purchase accounting effects of acquisitions	125	—	125
Segment assets	519,142	486,110	1,005,252
As of and for the nine months ended September 29, 2019
Segment revenues	$699,644	$881,946	$1,581,590
Affiliate revenues	3,190	19	3,209
Segment EBITDA	93,074	165,257	258,331
Depreciation expense	14,576	15,414	29,990
Amortization of intangibles	16,694	39,564	56,258
Amortization of software development intangible assets	120	87	207
Severance, restructuring, and acquisition integration costs	5,566	—	5,566
Purchase accounting effects of acquisitions	532	—	532
Segment assets	517,448	501,278	1,018,726

The following table is a reconciliation of the total of the reportable segments’ Revenues and EBITDA to consolidated revenues and consolidated income from continuing operations before taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands)
Total Segment and Consolidated Revenues	$475,839	$533,098	$1,364,176	$1,581,590

Total Segment EBITDA	$64,641	$90,717	$173,560	$258,331
Amortization of intangibles	(16,104)	(19,026)	(48,306)	(56,258)
Depreciation expense	(10,455)	(9,979)	(31,069)	(29,990)
Severance, restructuring, and acquisition integration costs (1)	(1,357)	(3,047)	(9,448)	(5,566)
Amortization of software development intangible assets	(529)	(85)	(1,245)	(207)
Purchase accounting effects related to acquisitions (2)	—	186	(125)	(532)
Eliminations	(69)	(1,224)	(402)	(1,971)
Consolidated operating income	36,127	57,542	82,965	163,807
Interest expense, net	(15,607)	(14,002)	(43,188)	(41,951)
Total non-operating pension benefit	680	544	2,079	1,684
Consolidated income from continuing operations before taxes	$21,200	$44,084	$41,856	$123,540

(1) See Note 11, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the nine months ended September 27, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition. For the three and nine months ended September 29, 2019, we recognized cost of sales for the adjustment of acquired inventory to fair value related to the Opterna and FutureLink acquisitions.

Note 6: Income (loss) per Share
The following table presents the basis for the income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands)
Numerator:
Income from continuing operations	$20,569	$38,031	$38,633	$107,361
Less: Net income (loss) attributable to noncontrolling interest	85	(6)	79	60
Less: Preferred stock dividends	—	971	—	18,437
Income from continuing operations attributable to Belden common stockholders	20,484	37,066	38,554	88,864
Add: Loss from discontinued operations, net of tax	(6,231)	(335,046)	(103,395)	(336,908)
Add: Gain on disposal of discontinued operations, net of tax	2,743	—	2,743	—
Net income (loss) attributable to Belden common stockholders	$16,996	$(297,980)	$(62,098)	$(248,044)

Denominator:
Weighted average shares outstanding, basic	44,567	44,444	44,834	41,090
Effect of dilutive common stock equivalents	142	166	134	209
Weighted average shares outstanding, diluted	44,709	44,610	44,968	41,299

For the three and nine months ended September 27, 2020, diluted weighted average shares outstanding exclude outstanding equity awards of 1.6 million and 1.5 million, respectively, which are anti-dilutive. In addition, for both the three and nine months ended September 27, 2020, diluted weighted average shares outstanding do not include outstanding equity awards of 0.4 million because the related performance conditions have not been satisfied.
For the three and nine months ended September 29, 2019, diluted weighted average shares outstanding exclude outstanding equity awards of 1.4 million and 1.2 million, respectively, which are anti-dilutive. In addition, for both the three and nine months ended September 29, 2019, diluted weighted average shares outstanding do not include outstanding equity awards of 0.3 million because the related performance conditions have not been satisfied. Furthermore, for the three and nine months ended September 29, 2019, diluted weighted average shares outstanding do not include the impact of preferred shares that were converted into 1.1 million and 4.9 million common shares, because deducting the preferred stock dividends from net income was more dilutive.
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
Estimates are used to determine the allowance, which is based upon an assessment of anticipated payments as well as other historical, current and future information that is reasonably available. The following table presents the activity in the allowance for doubtful accounts for our continuing operations for the three and nine months ended September 27, 2020 (in thousands).

Balance at December 31, 2019	$2,569
Adoption adjustment	1,011
Current period provision	(172)
Recoveries collected	(9)
Fx impact	(213)
Balance at March 29, 2020	$3,186
Current period provision	2,621
Writeoffs	(52)
Recoveries collected	(100)
Fx impact	37
Balance at June 28, 2020	$5,692
Current period provision	(108)
Writeoffs	(76)
Fx impact	29
Balance at September 27, 2020	$5,537

Note 8:  Inventories
The major classes of inventories were as follows:

	September 27, 2020	December 31, 2019

	(In thousands)
Raw materials	$112,957	$98,530
Work-in-process	34,348	34,717
Finished goods	125,774	119,331
Gross inventories	273,079	252,578
Excess and obsolete reserves	(28,264)	(21,245)
Net inventories	$244,815	$231,333

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

We have entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on our balance sheet, and for the three and nine months ended September 27, 2020 and September 29, 2019, the rent expense for short-term leases was not material.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands)
Operating lease cost	$3,571	$3,432	$10,512	$10,872

Finance lease cost
Amortization of right-of-use asset	$35	$37	$101	$104
Interest on lease liabilities	4	6	13	16
Total finance lease cost	$39	$43	$114	$120

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,891	$3,528	$11,352	$10,770
Operating cash flows from finance leases	4	6	13	20
Financing cash flows from finance leases	43	64	130	210

Supplemental balance sheet information related to leases was as follows:

	September 27, 2020	December 31, 2019

	(In thousands, except lease term and discount rate)
Operating leases:
Total operating lease right-of-use assets	$57,380	$62,251

Accrued liabilities	$14,657	$13,900
Long-term operating lease liabilities	49,209	55,652
Total operating lease liabilities	$63,866	$69,552

Finance leases:
Other long-lived assets, at cost	$759	$823
Accumulated depreciation	(449)	(391)
Other long-lived assets, net	$310	$432

Weighted Average Remaining Lease Term
Operating leases	5 years	6 years
Finance leases	2 years	3 years

Weighted Average Discount Rate
Operating leases	6.6%	6.9%
Finance leases	6.0%	6.2%

The following table summarizes maturities of lease liabilities as of September 27, 2020 (in thousands):

2020	$5,080
2021	19,129
2022	16,220
2023	12,446
2024	9,436
Thereafter	17,433
Total	$79,744

The following table summarizes maturities of lease liabilities as of December 31, 2019 (in thousands):

2020	$19,086
2021	16,988
2022	14,128
2023	11,598
2024	9,032
Thereafter	16,655
Total	$87,487

Note 10:  Long-Lived Assets
Depreciation and Amortization Expense
We recognized depreciation expense of $10.5 million and $31.1 million in the three and nine months ended September 27, 2020, respectively. We recognized depreciation expense of $10.0 million and $30.0 million in the three and nine ended September 29, 2019, respectively.
We recognized amortization expense related to our intangible assets of $16.6 million and $49.6 million in the three and nine months ended September 27, 2020, respectively. We recognized amortization expense related to our intangible assets of $19.1 million and $56.5 million in the three and nine ended September 29, 2019, respectively.
Interim Impairment Test
Due to equity market conditions during the nine months ended September 27, 2020, we conducted an interim impairment test. We determined that the carrying values of our definite-lived assets were recoverable; therefore, we did not record any impairment charges related to these assets. Goodwill is tested for impairment at the reporting unit level, and we conducted a quantitative interim impairment test for one of our reporting units. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our reportable segments (Enterprise Solutions and Industrial Solutions) represents an operating segment. Within those operating segments, we have identified reporting units based on whether there is discrete financial information prepared that is regularly reviewed by segment management.
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

Based on our interim goodwill impairment test, we determined that the fair value of the reporting unit was in excess of its carrying value by approximately 2%; therefore, we did not record any goodwill impairment. The significant assumptions used to estimate fair value included sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. To estimate the fair value, we used a 10.5% discount rate that reflected the economic conditions in effect at the time of the impairment test. We also considered assumptions that market participants may use. In our quantitative assessment, the 2020 to 2029 compounded annual revenue growth rate was 6.0% and the revenue growth rate beyond 2029 was 3.0%. By their nature, these assumptions involve risks and uncertainties. Furthermore, uncertainties associated with current market conditions increase the inherent risk associated with using an income approach to estimate fair values. While we have adjusted our key assumptions to reflect the current economic conditions, we have also assumed that economic conditions will improve beyond 2020. If current conditions persist and actual results are different from our estimates or assumptions, we may have to recognize an impairment charge that could be material.
Note 11:  Severance, Restructuring, and Acquisition Integration Activities
Cost Reduction Program: 2019
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $0.2 million and $3.2 million of severance and other restructuring costs for this program during the three and nine months ended September 27, 2020, respectively. These costs were incurred by both the Enterprise Solutions and Industrial Solutions segments. The cost reduction program is expected to deliver an estimated $60.0 million reduction in selling, general, and administrative expenses on an annual basis, of which $40.0 million is expected to be realized in 2020, with the full benefit materializing in 2021. We expect to incur incremental costs of approximately $9.6 million for this program.
SPC, Opterna and FutureLink Integration Program: 2019
In 2019, we began a restructuring program to integrate SPC, Opterna and FutureLink with our existing businesses. The restructuring and integration activities were focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $0.9 million and $4.0 million of severance and other restructuring costs for this program during the three and nine months ended September 27, 2020, respectively. We recognized $3.1 million and $5.6 million of severance and other restructuring costs for this program during the three and nine months ended September 29, 2019. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $0.6 million for this program.
The following table summarizes the costs by segment of the programs described above as well as other immaterial programs and acquisition integration activities during the three and nine months ended September 27, 2020 and September 29, 2019:

	Severance	Other Restructuring and Integration Costs	Total Costs

Three Months Ended September 27, 2020	(In thousands)
Enterprise Solutions	$327	$1,010	$1,337
Industrial Solutions	314	(294)	20
Total	$641	$716	$1,357

Three Months Ended September 29, 2019
Enterprise Solutions	$269	$2,778	$3,047
Industrial Solutions	—	—	—
Total	$269	$2,778	$3,047

Nine Months Ended September 27, 2020
Enterprise Solutions	$1,162	$5,148	$6,310
Industrial Solutions	1,132	2,006	3,138
Total	$2,294	$7,154	$9,448

Nine Months Ended September 29, 2019
Enterprise Solutions	$269	$5,297	$5,566
Industrial Solutions	—	—	—
Total	$269	$5,297	$5,566

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
The following table summarizes the costs of the various programs described above as well as other immaterial programs and acquisition integration activities by financial statement line item in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In Thousands)
Cost of sales	$85	$792	$222	$1,092
Selling, general and administrative expenses	1,272	2,255	9,226	4,474
Total	$1,357	$3,047	$9,448	$5,566
Accrued Severance

The table below sets forth severance activity that occurred for the Cost Reduction Program as well as the SPC, Opterna and FutureLink Integration Program described above. The balances below are included in accrued liabilities (in thousands).

Balance at December 31, 2019	$19,575
New charges	2,529
Cash payments	(4,483)
Foreign currency translation	(89)
Other adjustments	(4,147)
Balance at March 29, 2020	13,385

New charges	4,660
Cash payments	(4,795)
Foreign currency translation	(132)
Other adjustments	(1,420)
Balance at June 28, 2020	11,698

New charges	2,060
Cash payments	(3,968)
Foreign currency translation	(156)
Other adjustments	(1,541)
Balance at September 27, 2020	$8,093
The other adjustments were the result of changes in estimates. We experienced higher than expected voluntary turnover, and as a result, certain approved severance actions were not taken.

Note 12:  Long-Term Debt and Other Borrowing Arrangements
The carrying values of our long-term debt were as follows:

	September 27, 2020	December 31, 2019

	(In thousands)
Revolving credit agreement due 2022	$—	$—
Senior subordinated notes:
3.875% Senior subordinated notes due 2028	408,835	392,910
3.375% Senior subordinated notes due 2027	525,645	505,170
4.125% Senior subordinated notes due 2026	233,620	224,520
2.875% Senior subordinated notes due 2025	350,430	336,780
Total senior subordinated notes	1,518,530	1,459,380

Less unamortized debt issuance costs	(17,814)	(19,896)
Long-term debt	$1,500,716	$1,439,484
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

Due to the initial uncertainties arising from the COVID-19 pandemic and out of an abundance of caution, we borrowed $190.0 million on our Revolver at the beginning of the second quarter. As a result of improving and sufficient cash flow and liquidity throughout the year, we subsequently repaid $100.0 million and the remaining $90.0 million during the second and third quarter, respectively. As of September 27, 2020, our available borrowing capacity was $265.2 million.
Senior Subordinated Notes
We have outstanding €350.0 million aggregate principal amount of 3.875% senior subordinated notes due 2028 (the 2028 Notes). The carrying value of the 2028 Notes as of September 27, 2020 is $408.8 million. The 2028 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2028 Notes rank equal in right of payment with our senior subordinated notes due 2027, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
We have outstanding €450.0 million aggregate principal amount of 3.375% senior subordinated notes due 2027 (the 2027 Notes). The carrying value of the 2027 Notes as of September 27, 2020 is $525.6 million. The 2027 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2027 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2026, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on January 15 and July 15 of each year.
We have outstanding €200.0 million aggregate principal amount of 4.125% senior subordinated notes due 2026 (the 2026 Notes). The carrying value of the 2026 Notes as of September 27, 2020 is $233.6 million. The 2026 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2026 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2025 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on April 15 and October 15 of each year.

We have outstanding €300.0 million aggregate principal amount of 2.875% senior subordinated notes due 2025 (the 2025 Notes). The carrying value of the 2025 Notes as of September 27, 2020 is $350.4 million. The 2025 Notes are guaranteed on a senior subordinated basis by our current and future domestic subsidiaries. The 2025 Notes rank equal in right of payment with our senior subordinated notes due 2028, 2027, and 2026 and with any future subordinated debt, and they are subordinated to all of our senior debt and the senior debt of our subsidiary guarantors, including our Revolver. Interest is payable semiannually on March 15 and September 15 of each year.
Fair Value of Long-Term Debt
The fair value of our senior subordinated notes as of September 27, 2020 was approximately $1,500.2 million based on quoted prices of the debt instruments in inactive markets (Level 2 valuation). This amount represents the fair value of our senior subordinated notes with a carrying value of $1,518.5 million as of September 27, 2020.
Note 13:  Net Investment Hedge
All of our euro denominated notes were issued by Belden Inc., a USD functional currency entity. As of September 27, 2020, €767.8 million of our outstanding foreign denominated debt is designated as a net investment hedge on the foreign currency risk of our net investment in our euro foreign operations. The objective of the hedge is to protect the net investment in the foreign operation against adverse changes in the euro exchange rate. The transaction gain or loss is reported in the translation adjustment section of other comprehensive income. For the nine months ended September 27, 2020 and September 29, 2019, the transaction gain/(loss) associated with the net investment hedge reported in other comprehensive income was $(13.1) million and $62.1 million, respectively. During the nine months ended September 27, 2020, we de-designated €532.2 million of our outstanding debt that was previously designated as a net investment hedge. After the de-designation, transaction gains or losses associated with this €532.2 million of debt are reported in income from continuing operations.

Note 14:  Income Taxes
For the three and nine months ended September 27, 2020, we recognized income tax expense of $0.6 million and $3.2 million, respectively, representing an effective tax rate of 3.0% and 7.7%, respectively. The effective tax rates were impacted by income tax benefits for certain foreign tax credits of $0.9 million and $2.1 million in the three and nine months ended September 27, 2020, respectively. In March 2020, the Coronavirus Relief and Economic Security Act (CARES Act) was signed into law in the United States. We are still analyzing the provisions of the CARES Act to determine if there will be any impact to our income tax provision for the year.

For the three and nine months ended September 29, 2019, we recognized income tax expense of $6.1 million and $16.2 million, respectively, representing an effective tax rate of 13.7% and 13.1%, respectively. The effective tax rates were impacted by an income tax benefit of $5.7 million as a result of changes in our estimated valuation allowance requirement related to foreign tax credits due to the restructuring of certain foreign operations. These effective rates are also reflective of the impact of more favorable statutory tax rates applied to the earnings of these foreign operations due to the restructuring efforts.

Note 15:  Pension and Other Postretirement Obligations
The following table provides the components of net periodic benefit costs for our pension and other postretirement benefit plans:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands)
Service cost	$885	$978	$8	$10
Interest cost	2,493	2,901	202	273
Expected return on plan assets	(4,091)	(3,841)	—	—
Amortization of prior service cost (credit)	47	(143)	—	—
Actuarial losses (gains)	688	292	(19)	(25)
Net periodic benefit cost	$22	$187	$191	$258

Nine Months Ended
Service cost	$2,709	$2,952	$24	$29
Interest cost	7,240	8,779	599	815
Expected return on plan assets	(12,035)	(11,978)	—	—
Amortization of prior service cost (credit)	136	(117)	—	—
Actuarial losses (gains)	2,038	894	(57)	(76)
Net periodic benefit cost	$88	$530	$566	$768

Note 16:  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
The following table summarizes total comprehensive income (losses):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands)
Net income (loss)	$17,081	$(297,015)	$(62,019)	$(229,547)
Foreign currency translation adjustments, net of $0.0 million, $0.2 million, $1.0 million, and $0.6 million tax, respectively	(52,910)	33,732	(75,791)	45,619
Adjustments to pension and postretirement liability, net of $0.1 million, $0.0 million, $0.3 million, and $0.2 million tax, respectively	1,136	120	1,891	591
Total comprehensive loss	(34,693)	(263,163)	(135,919)	(183,337)
Less: Comprehensive income attributable to noncontrolling interests	228	367	219	474
Comprehensive loss attributable to Belden	$(34,921)	$(263,530)	$(136,138)	$(183,811)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Component	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance at December 31, 2019	$(18,225)	$(45,193)	$(63,418)
Other comprehensive loss attributable to Belden before reclassifications	(86,076)	—	(86,076)
Amounts reclassified from accumulated other comprehensive income (loss)	10,145	1,891	12,036
Net current period other comprehensive gain (loss) attributable to Belden	(75,931)	1,891	(74,040)
Balance at September 27, 2020	$(94,156)	$(43,302)	$(137,458)
The following table summarizes the effects of reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 27, 2020:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income

	(In thousands)
Amortization of pension and other postretirement benefit plan items:
Actuarial losses	$1,408	(1)
Accumulated losses of Grass Valley disposal group	771	(2)
Prior service cost	62	(1)
Total before tax	2,241
Tax benefit	(350)
Total net of tax	$1,891
(1) The amortization of these accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 15). The amounts in the table above include both continuing and discontinued operations.
(2) In addition, we reclassified $10.1 million of accumulated foreign currency translation losses associated with the Grass Valley disposal group that are included in the calculation of the gain on disposal of discontinued operations.
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
Note 18: Share Repurchase
On November 29, 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the nine months ended September 27, 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83. During the three months ended September 29, 2019, we repurchased 0.5 million shares of our common stock under the share repurchase program for an aggregate cost of $27.2 million and an average price per share of $55.17. During the nine months ended September 29, 2019, we repurchased 0.9 million shares of our common stock under the share repurchase program for an aggregate cost of $50.0 million and an average price per share of $56.19.

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
Global Pandemic
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) a pandemic. We expect the outbreak of COVID-19 will continue to result in significant economic disruption and will continue to adversely affect our business in the future. As compared to the year ago period, we expect to continue to experience reductions in customer demand in several of our end-markets. We expect that the social distancing measures, the reduced operational status of some of our suppliers and reductions in production at certain facilities will continue to have an adverse impact on our operations, and general business uncertainty will continue to negatively impact demand in several of our end-markets in the near future.
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
Foreign currency
Our exposure to currency rate fluctuations primarily relates to exchange rate movements between the U.S. dollar and the euro, Canadian dollar, Hong Kong dollar, Chinese yuan, Japanese yen, Mexican peso, Australian dollar, British pound, Indian rupee, and Brazilian real. Generally, as the U.S. dollar strengthens against these foreign currencies, our revenues and earnings are negatively impacted as our foreign denominated revenues and earnings are translated into U.S. dollars at a lower rate. Conversely, as the U.S. dollar weakens against foreign currencies, our revenues and earnings are positively impacted. Approximately 43% of our consolidated revenues during the quarter ended September 27, 2020 were to customers outside of the U.S.

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
Earnout Consideration Payment
During the nine months ended September 27, 2020, we paid the sellers of Snell Advanced Media (SAM) the full earnout consideration of $31.4 million in cash in accordance with the purchase agreement. SAM was acquired on February 8, 2018 and was included in the Grass Valley disposal group. See Note 1.
Grass Valley Disposal

During the fourth quarter of 2019, we committed to a plan to sell Grass Valley, and at such time, met all of the criteria to classify the assets and liabilities of this business as held for sale. As a result, the Grass Valley disposal group, which was included in our Enterprise Solutions segment, has been reported within discontinued operations as of such time, and the comparable prior period information has been recast accordingly to exclude the Grass Valley disposal group from continuing operations, with the exception of the Condensed Consolidated Cash Flow Statements. The Grass Valley disposal group excludes certain Grass Valley pension plans retained by Belden. Prior to the divestiture, we wrote down the carrying value of Grass Valley and recognized asset impairments totaling $113.0 million during the nine months ended September 27, 2020.

We completed the sale of Grass Valley to Black Dragon Capital on July 2, 2020 and recognized a gain of $2.7 million, net of a $2.0 million income tax benefit. The terms of the sale included gross cash consideration of $120.0 million, or approximately $59.5 million net of cash delivered with the business and certain preliminary working capital adjustments. The sale also included deferred consideration consisting of a $175.0 million seller’s note that matures in 2025, up to $88 million in PIK interest on the seller’s note, and $178.0 million in potential earnout payments. Based upon a third party valuation specialist, the estimated fair value of the seller’s note is $34.9 million, which we recorded in Other Long-Lived Assets. As part of the transaction, we also invested $3.0 million for a 9% equity interest in Grass Valley with the right to put the equity back to Black Dragon Capital at any time on or before October 31, 2020. On October 23, 2020, we notified Black Dragon Capital that we are exercising our right to put the equity back to them. We expect to finalize the sale of our equity interest during the fourth quarter of 2020. We deconsolidated Grass Valley as of July 2, 2020 and are accounting for our equity interest under the cost method. We are also performing certain services for Grass Valley under a transition services agreement, which totaled $1.0 million during the three months ended September 27, 2020. See Note 4.
Segment Transfer
Effective January 1, 2020, we transferred our West Penn Wire business and multi-conductor product lines from the Enterprise Solutions segment to the Industrial Solutions segment as a result of a shift in responsibilities among the segments. We have recast the prior period segment information to conform to the change in the composition of reportable segments. See Note 5.

Cost Reduction Program
During the fourth quarter of 2019, we began a cost reduction program to improve performance and enhance margins by streamlining the organizational structure and investing in technology to drive productivity. We recognized $0.2 million and $3.2 million of severance and other restructuring costs for this program during the three and nine months ended September 27, 2020, respectively. The cost reduction program is expected to deliver an estimated $60.0 million reduction in selling, general, and administrative expenses on an annual basis, of which $40.0 million is expected to be realized in 2020, with the full benefit materializing in 2021. We expect to incur incremental costs of approximately $9.6 million for this program. See Note 11.

SPC, Opterna and FutureLink Integration Program
In 2019, we began a restructuring program to integrate SPC, Opterna and FutureLink with our existing businesses. The restructuring and integration activities are focused on achieving desired cost savings by consolidating existing and acquired facilities and other support functions. We recognized $0.9 million and $4.0 million of severance and other restructuring costs for this program during the three and nine months ended September 27, 2020, respectively. These costs were incurred by the Enterprise Solutions segment. We expect to incur incremental costs of approximately $0.6 million for this program. See Note 11.
Revolving Credit Agreement
Due to the initial uncertainties arising from the COVID-19 pandemic and out of an abundance of caution, we borrowed $190.0 million on our Revolver at the beginning of the second quarter. As a result of improving and sufficient cash flow and liquidity throughout the year, we subsequently repaid $100.0 million and the remaining $90.0 million during the second and third quarter, respectively. Our Revolving Credit Agreement provides a $400.0 million multi-currency asset-based revolving credit facility and matures on May 16, 2022. Interest on outstanding borrowings is variable, based upon LIBOR or other similar indices in foreign jurisdictions, plus a spread that ranges from 1.25%-1.75%, depending upon our leverage position. As of September 27, 2020, our available borrowing capacity was $265.2 million. See Note 12.
Share Repurchase Program
In 2018, our Board of Directors authorized a share repurchase program, which allows us to purchase up to $300.0 million of our common stock through open market repurchases, negotiated transactions, or other means, in accordance with applicable securities laws and other restrictions. This program is funded with cash on hand and cash flows from operating activities. During the nine months ended September 27, 2020, we repurchased 1.0 million shares of our common stock under the share repurchase program for an aggregate cost of $35.0 million at an average price per share of $35.83. See Note 18.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows that are or would be considered material to investors.

Critical Accounting Policies
During the nine months ended September 27, 2020:
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
Results of Operations
Consolidated Income before Taxes

	Three Months Ended			Nine Months Ended
	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change

	(In thousands, except percentages)
Revenues	$475,839	$533,098	(10.7)%	$1,364,176	$1,581,590	(13.7)%
Gross profit	167,592	198,805	(15.7)%	488,033	590,733	(17.4)%
Selling, general and administrative expenses	(85,037)	(98,245)	(13.4)%	(275,129)	(298,654)	(7.9)%
Research and development expenses	(30,324)	(23,992)	26.4%	(81,633)	(72,014)	13.4%
Amortization of intangibles	(16,104)	(19,026)	(15.4)%	(48,306)	(56,258)	(14.1)%
Operating income	36,127	57,542	(37.2)%	82,965	163,807	(49.4)%
Interest expense, net	(15,607)	(14,002)	11.5%	(43,188)	(41,951)	2.9%
Non-operating pension benefit	680	544	25.0%	2,079	1,684	23.5%
Income from continuing operations before taxes	21,200	44,084	(51.9)%	41,856	123,540	(66.1)%
Revenues decreased $57.3 million and $217.4 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019 due to the following factors:
•Lower sales volume resulted in a $67.4 million and $232.0 million decrease in revenues in the three and nine months ended September 27, 2020, respectively.
•Copper prices had a $3.9 million favorable and $6.9 million unfavorable impact on revenues in the three and nine months ended September 27, 2020, respectively.
•Currency translation had a $1.3 million favorable and $7.3 million unfavorable impact on revenues in the three and nine months ended September 27, 2020, respectively.
•Acquisitions contributed an estimated $4.9 million and $28.8 million in revenues in the three and nine months ended September 27, 2020, respectively.

Gross profit decreased $31.2 million and $102.7 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019 due to the decreases in revenues discussed above as well as unfavorable mix; partially offset by the impact of acquisitions.

Selling, general and administrative expenses decreased $13.2 million and $23.5 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019. For the three months ended September 27, 2020, benefits realized from our Cost Reduction Program coupled with productivity improvement initiatives and a decrease in restructuring charges contributed an estimated $13.4 million and $1.0 million decline in selling, general and administrative expenses, respectively; partially offset by a $1.2 million increase from acquisitions. For the nine months ended September 27, 2020, benefits realized from our Cost Reduction Program coupled with productivity improvement initiatives and currency translation contributed an estimated $33.3 million and $1.3 million decline in selling, general and administrative expenses, respectively; partially offset by a $6.3 million and $4.8 million increase from acquisitions and restructuring charges, respectively.
Research and development expenses increased $6.3 million and $9.6 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019 primarily due to increased investments in R&D projects as we continue our commitment to growth initiatives.

Amortization of intangibles decreased $2.9 million and $8.0 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019 primarily due to certain intangible assets becoming fully amortized.
Operating income decreased $21.4 million and $80.8 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019 primarily as a result of the decline in gross profit discussed above.
Net interest expense increased $1.6 million and $1.2 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019. The increase is primarily the result of interest accrued on the Revolver borrowings during the three and nine months ended September 27, 2020. During the second quarter, we borrowed $190.0 million on our Revolver and then subsequently repaid $100.0 million and the remaining $90.0 million during the second and third quarter, respectively. See Note 12.
Income from continuing operations before taxes decreased $22.9 million and $81.7 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019 primarily due to the decline in operating income discussed above.
Income Taxes

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2020	September 29, 2019	Change	September 27, 2020	September 29, 2019	Change

	(In thousands, except percentages)
Income before taxes	$21,200	$44,084	(51.9)%	$41,856	$123,540	(66.1)%
Income tax expense	631	6,053	(89.6)%	3,223	16,179	(80.1)%
Effective tax rate	3.0%	13.7%		7.7%	13.1%
For the three and nine months ended September 27, 2020, we recognized income tax expense of $0.6 million and $3.2 million, respectively, representing an effective tax rate of 3.0% and 7.7%, respectively. The effective tax rates were impacted by income tax benefits for certain foreign tax credits of $0.9 million and $2.1 million in the three and nine months ended September 27, 2020, respectively. In March 2020, the Coronavirus Relief and Economic Security Act (CARES Act) was signed into law in the United States. We are still analyzing the provisions of the CARES Act to determine if there will be any impact to our income tax provision for the year.

For the three and nine months ended September 29, 2019, we recognized income tax expense of $6.1 million and $16.2 million, respectively, representing an effective tax rate of 13.7% and 13.1%, respectively. The effective tax rates were impacted by an income tax benefit of $5.7 million as a result of changes in our estimated valuation allowance requirement related to foreign tax credits due to the restructuring of certain foreign operations. These effective rates were also reflective of the impact of more favorable statutory tax rates applied to the earnings of these foreign operations due to the restructuring efforts.
Consolidated Adjusted Revenues and Adjusted EBITDA

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2020	September 29, 2019	Change	September 27, 2020	September 29, 2019	Change

	(In thousands, except percentages)
Adjusted Revenues	$475,839	$533,098	(10.7)%	$1,364,176	$1,581,590	(13.7)%
Adjusted EBITDA	65,252	90,037	(27.5)%	175,237	258,044	(32.1)%
as a percent of adjusted revenues	13.7%	16.9%		12.8%	16.3%
Adjusted Revenues decreased $57.3 million and $217.4 million in the three and nine months ended September 27, 2020 from the comparable periods of 2019 due to the following factors:
•Lower sales volume resulted in a $67.4 million and $232.0 million decrease in revenues in the three and nine months ended September 27, 2020, respectively.
•Copper prices had a $3.9 million favorable and $6.9 million unfavorable impact on revenues in the three and nine months ended September 27, 2020, respectively.
•Currency translation had a $1.3 million favorable and $7.3 million unfavorable impact on revenues in the three and nine months ended September 27, 2020, respectively.

•Acquisitions contributed an estimated $4.9 million and $28.8 million in revenues in the three and nine months ended September 27, 2020, respectively.

Adjusted EBITDA decreased $24.8 million and $82.8 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019 primarily as a result of the decrease in Adjusted Revenues discussed above, partially offset by the benefits realized from our SG&A Cost Reduction Program. See Note 11.
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
Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States. The following tables reconcile our GAAP results to our non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

	(In thousands, except percentages)
GAAP and adjusted revenues	$475,839	$533,098	$1,364,176	$1,581,590

GAAP net income (loss)	$17,081	$(297,015)	$(62,019)	$(229,547)
Loss from discontinued operations, net of tax	6,231	335,046	103,395	336,908
Gain on disposal of discontinued operations, net of tax	(2,743)	—	(2,743)	—
Amortization of intangible assets	16,104	19,026	48,306	56,258
Interest expense, net	15,607	14,002	43,188	41,951
Depreciation expense	10,455	9,979	31,069	29,990
Severance, restructuring, and acquisition integration costs (1)	1,357	3,047	9,448	5,566
Income tax expense	631	6,053	3,223	16,179
Amortization of software development intangible assets	529	85	1,245	207
Purchase accounting effects related to acquisitions (2)	—	(186)	125	532
Adjusted EBITDA	$65,252	$90,037	$175,237	$258,044

GAAP net income (loss) margin	3.6%	(55.7)%	(4.5)%	(14.5)%
Adjusted EBITDA margin	13.7%	16.9%	12.8%	16.3%

(1) See Note 11, Severance, Restructuring, and Acquisition Integration Activities, for details.
(2) During the nine months ended September 27, 2020, we recognized cost of sales related to purchase accounting adjustments of acquired inventory to fair value for the SPC acquisition. During the nine months ended September 29, 2019, we recognized expenses related to the earnout consideration for the SAM acquisition, and during the three and nine months ended September 29, 2019, we recognized cost of sales for the adjustment of acquired inventory to fair value for the Opterna and FutureLink acquisitions.
Segment Results of Operations
For additional information regarding our segment measures, see Note 5 to the Condensed Consolidated Financial Statements.
Enterprise Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2020	September 29, 2019	Change	September 27, 2020	September 29, 2019	Change

	(In thousands, except percentages)
Segment Revenues	$229,097	$247,236	(7.3)%	$644,684	$699,644	(7.9)%
Segment EBITDA	26,250	35,868	(26.8)%	73,193	93,074	(21.4)%
as a percent of segment revenues	11.5%	14.5%		11.4%	13.3%
Enterprise Solutions revenues decreased $18.1 million and $55.0 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019. The decrease in revenues in the three months ended September 27, 2020 was primarily due to decreases in volume of $24.9 million partially offset by acquisitions, higher copper prices, and favorable currency translation of $4.9 million, $1.4 million, and $0.5 million, respectively. For the nine months ended September 27, 2020, decreases in volume, lower copper prices, and unfavorable currency translation contributed $79.2 million, $3.0 million, and $1.6 million, respectively, to the decline in revenues; partially offset by acquisitions which grew revenues by $28.8 million over the year ago period.
Enterprise Solutions EBITDA decreased $9.6 million and $19.9 million in the three and nine months ended September 27, 2020, respectively, compared to the year ago periods primarily as a result of the decrease in revenues discussed above, partially offset by the benefits realized from our SG&A Cost Reduction Program.

Industrial Solutions

	Three Months Ended		%	Nine Months Ended		%
	September 27, 2020	September 29, 2019	Change	September 27, 2020	September 29, 2019	Change

	(In thousands, except percentages)
Segment Revenues	$246,742	$285,862	(13.7)%	$719,492	$881,946	(18.4)%
Segment EBITDA	38,391	54,849	(30.0)%	100,367	165,257	(39.3)%
as a percent of segment revenues	15.6%	19.2%		13.9%	18.7%
Industrial Solutions revenues decreased $39.1 million and $162.5 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019. The decrease in revenues in the three months ended September 27, 2020 was primarily due to decreases in volume of $42.4 million partially offset by higher copper prices and favorable currency translation of $2.5 million and $0.8 million, respectively. For the nine months ended September 27, 2020, decreases in volume, unfavorable currency translation, and lower copper prices contributed $152.9 million, $5.7 million, and $3.9 million, respectively, to the decline in revenues.
Industrial Solutions EBITDA decreased $16.5 million and $64.9 million in the three and nine months ended September 27, 2020, respectively, from the comparable periods of 2019 primarily as a result of the decline in revenues discussed above and increased investments in R&D projects as we continue our commitment to growth initiatives, partially offset by the benefits realized from our SG&A Cost Reduction Program.
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
The following table is derived from our Condensed Consolidated Cash Flow Statements and includes the results and cash flow activity of Grass Valley through the disposal date of July 2, 2020 consistent with the Condensed Consolidated Cash Flow Statements:

	Nine Months Ended
	September 27, 2020	September 29, 2019

	(In thousands)
Net cash provided by (used for):
Operating activities	$38,689	$89,517
Investing activities	(3,078)	(125,000)
Financing activities	(72,585)	(84,448)
Effects of currency exchange rate changes on cash and cash equivalents	2,586	(3,937)
Decrease in cash and cash equivalents	(34,388)	(123,868)
Cash and cash equivalents, beginning of period	425,885	420,610
Cash and cash equivalents, end of period	$391,497	$296,742

Operating cash flows were a source of cash of $38.7 million and $89.5 million in the nine months ended September 27, 2020 and September 29, 2019, respectively. Operating cash flows declined as compared to the year ago period primarily due to the decreases in revenues and income discussed above.

Net cash used for investing activities totaled $3.1 million in the nine months ended September 27, 2020, compared to $125.0 million in the nine months ended September 29, 2019. Investing activities for the nine months ended September 27, 2020 included capital expenditures of $56.8 million compared to $74.1 million in the comparable period of 2019. The nine months ended September 27, 2020 also included proceeds of $50.1 million, $3.1 million, and $0.6 million from the sale of the Grass Valley disposal group, the sale of tangible property, and a working capital adjustment related to the SPC acquisition. The nine months ended September 29, 2019 also included payments, net of cash acquired of $51.0 million primarily for the acquisition of Opterna.
Net cash used for financing activities totaled $72.6 million for the nine months ended September 27, 2020, compared to $84.4 million for the nine months ended September 29, 2019. Financing activities for the nine months ended September 27, 2020 included borrowings on our revolver of $190.0 million, repayments of our revolver borrowings of $190.0 million, payments under our share repurchase program of $35.0 million, earnout consideration payments of $29.3 million, cash dividend payments of $6.8 million, and net payments related to share based compensation activities of $1.3 million. Financing activities for the nine months ended September 29, 2019 included payments under our share repurchase program of $50.0 million, cash dividend payments of $32.2 million, and net payments related to share based compensation activities of $2.1 million.
Our cash and cash equivalents balance was $391.5 million as of September 27, 2020. Of this amount, $215.7 million was held outside of the U.S. in our foreign operations. Substantially all of the foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the respective foreign countries.
Our outstanding debt obligations as of September 27, 2020 consisted of $1,518.5 million of senior subordinated notes. Additional discussion regarding our various borrowing arrangements is included in Note 12 to the Condensed Consolidated Financial Statements.
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
Item 3:        Quantitative and Qualitative Disclosures about Market Risks
The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal amounts by expected maturity dates and fair values as of September 27, 2020.

	Principal Amount by Expected Maturity			Fair
	2020	Thereafter	Total	Value

	(In thousands, except interest rates)
€350.0 million fixed-rate senior subordinated notes due 2028	$—	$408,835	$408,835	$406,088
Average interest rate		3.875%
€450.0 million fixed-rate senior subordinated notes due 2027	$—	$525,645	$525,645	$517,760
Average interest rate		3.375%
€200.0 million fixed-rate senior subordinated notes due 2026	$—	$233,620	$233,620	$237,005
Average interest rate		4.125%
€300.0 million fixed-rate senior subordinated notes due 2025	$—	$350,430	$350,430	$339,325
Average interest rate		2.875%
Total			$1,518,530	$1,500,178

Item 7A of our 2019 Annual Report on Form 10-K provides information as to the practices and instruments that we use to manage market risks. There were no material changes in our exposure to market risks since December 31, 2019, and our debt is fixed at an average interest rate of 3.5% with no maturities until 2025 to 2028. We have no maintenance covenants on our outstanding debt. Our only covenant is an incurrence covenant, which limits our ability to take on additional debt if EBITDA drops below a certain threshold.
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

BELDEN INC.

Date:	November 2, 2020	By:	/s/ Roel Vestjens

Roel Vestjens
President and Chief Executive Officer

Date:	November 2, 2020	By:	/s/ Henk Derksen

Henk Derksen
Senior Vice President, Finance, and Chief Financial Officer

Date:	November 2, 2020	By:	/s/ Douglas R. Zink

Douglas R. Zink
Vice President and Chief Accounting Officer